Form 10-K
period 1993-12-31
WASHINGTON TRUST BANCORP INC
filed 1994-03-30
CIK 737468

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-K

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended               December 31, 1993
                         ------------------------------------------------
                                               or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934
For the transition period from  ________________  to  _________________

Commission file Number                  0-13091
                      ------------------------------------------------------

                       WASHINGTON TRUST BANCORP, INC.
            (Exact name of registrant as specified in its charter)

         RHODE ISLAND                                           05-0404671
- -------------------------------                           ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             identification No.)

23 BROAD STREET, WESTERLY, RHODE ISLAND                            02891
- --------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (401) 348-1200
                                                           ---------------------
Securities registered pursuant to Section 12 (b) of the Act:
                                                       Name of each exchange on
  Title of each class                                      which registered
          NONE                                                     NONE
- ----------------------                                  ------------------------
Securities registered pursuant to Section 12 (g) of the Act:

                             COMMON STOCK,  $.0625 PAR VALUE
- --------------------------------------------------------------------------------
                                    (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [ X ] Yes    [   ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.  [   ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $49,191,686 at March 9, 1994 which includes $3,762,701 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of common stock of the registrant outstanding as of March 9, 1994 was 1,873,969.

                                                       Page 1
                                               Exhibit Index page 21

                        DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's 1993 Annual Report to Shareholders. (Parts I, II and IV)

2. Portions of the Registrant's Proxy Statement dated April 5, 1994 for the 1994 Annual Meeting of Shareholders. (Part III).

===============================================================================

                                     FORM 10-K
                           WASHINGTON TRUST BANCORP, INC.
                        For the Year Ended December 31, 1993

                                 TABLE OF CONTENTS
                                 -----------------

    Description                                                     Page Number
  ---------------                                                   -----------

Part I
- ------
     Item 1  - Business                                                   3
     Item 2  - Properties                                                16
     Item 3  - Legal Proceedings                                         16
     Item 4  - Submission of Matters to a Vote of Security Holders       16
     Executive Officers of the Registrant                                17

Part II
- -------
     Item 5  - Market for the Registrant's Common Stock
               and Related Stockholder Matters                           18
     Item 6  - Selected Financial Data                                   19
     Item 7  - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       19
     Item 8  - Financial Statements and Supplementary Data               19
     Item 9  - Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                       19

Part III
- --------
     Item 10 - Directors and Executive Officers of the Registrant        20
     Item 11 - Executive Compensation                                    20
     Item 12 - Security Ownership of Certain Beneficial Owners and
               Management                                                20
     Item 13 - Certain Relationships and Related Transactions            20

Part IV
- -------
     Item 14 - Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                               21

Signatures                                                               22
- ----------

                                   PART I
                                   ------

ITEM 1. BUSINESS
- ----------------
Washington Trust Bancorp, Inc.
- ------------------------------
Washington Trust Bancorp, Inc. ("the Corporation") is a publicly-owned, registered bank holding company, organized in 1984 under the laws of the state of Rhode Island whose subsidiaries are permitted to engage in banking and other financial services and businesses. The Corporation conducts its business through its wholly-owned subsidiary, The Washington Trust Company ("the Bank"), a Rhode Island chartered commercial bank. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

The Corporation was formed in 1984 under a plan of reorganization in which outstanding common shares of The Washington Trust Company were exchanged for common shares of Washington Trust Bancorp, Inc. At December 31, 1993 the Corporation had total consolidated assets of $487 million, deposits of $423 million and equity capital of $38 million.

The Washington Trust Company
- ----------------------------
The Washington Trust Company was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area. Its current corporate charter dates to 1902. See "Market Area and Competition" below for further information.


A broad range of financial services are provided by the Bank, including:

- - Residential mortgages            - Commercial and consumer demand deposits
- - Commercial loans                 - Savings, NOW and money market deposits
- - Construction loans               - Certificates of deposit
- - Installment loans                - Retirement accounts
- - Home equity lines of credit      - Electronic funds transfer
- - VISA and Mastercard accounts     - Safe deposit boxes
- - Merchant credit card services    - Trust and investment services


The Bank's primary source of income is net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing deposits and other borrowed funds. Sources of noninterest income include fees for management of customer investment portfolios, trusts and estates, service charges on deposit accounts, merchant processing fees and other banking-related fees. Noninterest expenses include the provision for loan losses, salaries and employee benefits, occupancy, equipment, office supplies deposit taxes and assessments, foreclosed property costs and other administrative expenses.

Automated teller machines (ATM's) are located at each of the six banking offices. The Bank is a member of the NYCE, Yankee 24, Plus, and Cashstream ATM networks.

Data processing for most of the Bank's deposit and loan accounts and other applications is conducted internally using owned equipment. Application software is primarily obtained through purchase or licensing agreements.

The Bank's Trust and Investment Department provides fiduciary services as trustee under wills and trust agreements; as executor or administrator of estates; as a provider of agency and custodial investment services to individuals and institutions; and as a trustee for employee benefit plans. The value of total trust assets amounted to $390 million as of December 31, 1993.

The following is a summary of the relative amounts of income producing functions as a percentage of gross operating income during the past five years:

                                       1993   1992   1991   1990   1989
                                       ----   ----   ----   ----   ----
 Interest and fees on:
   Residential real estate loans        33%    37%    37%    35%    36%
   Commercial and other loans           30     31     33     40     39
   Installment and consumer loans        8      9     10     10      8
                                       ----   ----   ----   ----   ----
   Total loan income                    71     77     80     85     83

 Interest and dividends on securities   13      9      7      6      7
 Trust income                            7      6      5      5      4
 Other noninterest income                9      8      8      4      6
                                       ----   ----   ----   ----   ----
 Gross operating income                100%   100%   100%   100%   100%
                                       ====   ====   ====   ====   ====

The percentage of gross income derived from interest and fees on loans has fallen to 71% in 1993, down from 77% in 1992 and 80% in 1991, primarily as a result of declining interest rates.

Market Area and Competition
- ---------------------------
The Bank's market area includes most of southern Rhode Island (Washington County) and a portion of New London County in southeastern Connecticut. The Bank's six banking offices are located in the following Rhode Island communities:

   - Westerly (2)       - Charlestown       - New Shoreham (Block Island)
   - Richmond           - Narragansett


The Bank's offices in Charlestown and on Block Island are the only bank facilities in those communities. No other financial institution has more than three offices within the Bank's market area. The Block Island office was acquired from another Rhode Island bank in 1984. The Charlestown office was opened in 1988 and the Narragansett office was opened in 1989.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. The Washington Trust Company had 36% of total deposits held by financial institutions within its market area as of June 30, 1993. The three closest competitors held 14%, 14%, and 7% of total deposits in the market area, respectively. The Corporation believes that being the largest commercial banking institution headquartered within the market area provides a competitive advantage over other financial institutions. The Bank has a marketing department which is responsible for the review of existing products and services and the development of new products and services.


Employees
- ---------
As of December 31, 1993 the Corporation employed approximately 232 full-time and 55 part-time employees. Management believes that its employee relations are good.

Supervision and Regulation
- --------------------------
General - The business in which the Corporation and the Bank are engaged is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other agencies of federal and state government. The supervisory and regulatory activities of these parties are often intended primarily for the protection of depositors or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Corporation and the Bank nor intended for the protection of the Corporation's shareholders. Proposals to change regulations and laws which affect the banking industry are frequently raised at the federal and state level. The potential impact on the Corporation of any future revisions to the supervisory or regulatory structure cannot be determined.

The Corporation and Bank are required by various authorities to file extensive periodic reports of financial and other information and such other reports as the regulatory and supervisory authorities may require. The Corporation is also subject to the reporting and other requirements of the Securities Exchange Act of 1934.

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the activities of the Corporation are regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The BHC Act requires that the Corporation obtain prior approval of the Federal Reserve Board to acquire control over a bank or nonbank entity and restricts the activities of the Corporation to those related to banking. In addition, the BHC Act restricts interstate acquisitions of banks or branching unless specifically authorized by local law.

Federal law also regulates transactions between the Corporation and its subsidiary, The Washington Trust Company, including loans or extensions of credit. As a state chartered institution, The Washington Trust Company is subject to various Rhode Island business and banking regulations.

Federal Deposit Insurance Corporation Act of 1991 (FDICIA) - FDICIA was enacted in December 1991 and has resulted in extensive changes to the federal banking laws. One of the primary purposes of the legislation was to recapitalize the Bank Insurance Fund (BIF). The FDIC adopted a risk-related premium system for the assessment period beginning January 1, 1993. Under this new system, each institution's assessment rate is based on its capital ratios in combination with a supervisory evaluation of the risk the institution poses to the BIF. Banks deemed to be well-capitalized and who pose the lowest risk to the BIF will pay the lowest assessment rates, while undercapitalized banks, who present the highest risk, will pay the highest rates. At December 31, 1993, the Bank's capital ratios placed it in the well-capitalized category.

FDICIA contains other significant provisions that require the federal banking regulators to establish standards for safety and soundness for depository institutions and their holding companies in three areas: (i) operational and managerial; (ii) asset quality, earnings and stock valuation; and (iii) management compensation. The legislation also requires that risk-based capital requirements contain provisions for interest rate risk, credit risk and risks of nontraditional activities. FDICIA imposes numerous restrictions on state-chartered banks and contains several consumer banking law provisions.

The provisions of FDICIA will phase in over several years. While final rules have been issued on numerous provisions, others have yet to be issued.
The full impact of FDICIA will not be known until all of the related regulations have been adopted by the various federal banking agencies.

Dividend Restrictions - The Corporation's revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. On February 29, 1994, the Bank's primary federal regulator, the Federal Deposit Insurance Corporation (FDIC), agreed to release the subsidiary bank from a January 1993 board of directors resolution regarding the payment of dividends and other matters. The resolution stated that the subsidiary bank would not pay any dividend to the Corporation unless it provided advance notification to its regulators and received no reasonable objection. The board resolution also required the subsidiary bank to continue to maintain plans and procedures for the maintenance of asset quality, risk control and capital adequacy. The January 1993 resolution had been accepted by the FDIC pursuant to the termination of a 1991 memorandum of understanding which required the subsidiary bank to obtain prior regulatory approval for the payment of dividends to the Corporation.

Reference is made to Note 16 to the Corporation's Consolidated Financial Statements included in its 1993 Annual Report to Shareholders incorporated herein by reference for additional discussion of the Corporation's ability to pay dividends.

Capital Guidelines - Regulatory guidelines have been established that require bank holding companies and banks to maintain minimum ratios of capital to risk-adjusted assets. Banks are required to have minimum core capital (Tier 1) of 4% and total risk-adjusted capital (Tier 1 and Tier 2) of 8%. For the Corporation, Tier 1 capital is essentially equal to shareholders' equity while Tier 2 capital consists of a portion of the reserve for possible loan losses (limited to 1.25% of total risk-weighted assets). As of December 31, 1993, net risk-weighted assets amounted to $324.4 million, the Tier 1 capital ratio was 11.86% and the total risk-based capital ratio was approximately 13.12%.

The Tier 1 leverage ratio is defined as Tier 1 capital (as defined under the risk-based capital guidelines) divided by average assets (net of intangible assets). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity, and strong earnings. Other banking organizations are expected to have ratios of at least 4-5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The Corporation's Tier 1 leverage ratio was 7.84% as of December 31, 1993. The Federal Reserve has not advised the Corporation of any specific minimum Tier 1 leverage capital ratio applicable to it.


GUIDE 3 STATISTICAL DISCLOSURES
- -------------------------------
The following tables contain additional consolidated statistical data about the Corporation and its subsidiary.

I.  Distribution of Assets, Liabilities and Shareholders' Equity;
    Interest Rates and Interest Differential
    -------------------------------------------------------------
  A. Average balance sheets are presented on page 27 of the Corporation's 1993 Annual Report to Shareholders under the caption "Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)", and are incorporated herein by reference. Nonaccrual loans are included in average loan balances. Average balances are based upon daily averages.

  B. An analysis of net interest earnings, including interest earned and paid, average yields and costs, and net yield on interest-earning assets is presented on page 27 of the Corporation's 1993 Annual Report to Shareholders under the caption "Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)", and is incorporated herein by reference.

     Interest income is reported on the fully taxable-equivalent basis. Tax exempt income is converted to a fully taxable equivalent basis by assuming a 34% federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Interest on nonaccrual loans is included in the analysis of net interest earnings to the extent that such interest income has been recognized in the Consolidated Statements of Income. See Guide 3 Item III.C.1.

  C. An analysis of rate/volume changes in interest income and interest expense is presented on page 28 of the Corporation's 1993 Annual Report to Shareholders under the caption "Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)", and is incorporated herein by reference. The net change attributable to both volume and rate has been allocated proportionately.

II. INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE
    -------------------------------------------------------
  A. The carrying amounts of investment securities as of the dates indicated are presented in the following table:

     December 31,                             1993        1992         1991
     -------------------------------------------------------------------------
     U.S. Treasury obligations and
      obligations of U.S. government
      agencies                           $19,419,860  $ 8,998,075  $24,222,086
     Mortgage-backed securities           25,401,432   24,202,972           --
     States and political subdivisions     7,676,540    5,905,595    4,984,334
     Corporate debt securities                    --           --    1,000,000
     Corporate stocks                             --           --    5,408,669
                                          ----------   ----------   ----------
                                         $52,497,832  $39,106,642  $35,615,089
                                          ==========   ==========   ==========

    The December 31, 1992 balance of mortgage-backed securities includes $19,209,775 of securitized mortgages originated by the subsidiary bank which were previously classified as loans in the Corporation's 1992 consolidated financial statements.

    The carrying amounts of securities available for sale at December 31, 1993 and 1992 are summarized as follows:

                                             1993          1992
                                         -------------------------
     U.S. Treasury obligations           $25,120,650   $23,165,503
     Corporate debt securities             1,000,000     1,000,000
     Corporate stocks                      8,143,093     9,577,786
                                         -----------   -----------
                                         $34,263,743   $33,743,289
                                         ===========   ===========

    All securities were classified as investment securities at December 31, 1991.

  B. Maturities of debt securities as of December 31, 1993 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated future prepayments.

                                                       U.S. Treasury
                                                       obligations &
                                                       obligations of     Mortgage-      States and
                                                       U.S. Government     backed        Political    Total Debt
              Investment Securities                    Agencies           Securities   Subdividions   Securities
              ---------------------                    ---------------    ----------   ------------   ----------
              Due in 1 year or less:           Amount   $ 1,999,550      $ 3,529,641     $2,357,960  $ 7,887,151
                                               Yield           5.60%            7.11%          4.02%        5.80%

              After 1 but within 5 years:      Amount    16,420,310       10,277,827      4,317,444   31,015,581
                                               Yield           4.63%            7.10%          4.23%        5.39%

              After 5 but within 10 years:     Amount     1,000,000        7,428,536        452,546    8,881,082
                                               Yield           8.00%            7.07%          3.91%        7.01%

              After 10 years:                  Amount            --        4,165,428        548,590    4,714,018
                                               Yield             --             6.06%          2.76%        5.68%
                                                         ----------       ----------     ----------   ----------
              Totals:                          Amount   $19,419,860      $25,401,432     $7,676,540  $52,497,832
                                               Yield           4.90%            6.92%          4.04%        5.75%
                                                         ==========       ==========     ==========   ==========


                                                        U.S. Treasury
                                                        obligations &
                                                        obligations of     Corporate
                                                        U.S. government       Debt       Total Debt
              Securities Available for Sale             Agencies           Securities    Securities
              -----------------------------             ---------------    ----------    ----------
              Due in 1 year or less:           Amount   $        --        $       --   $        --
                                               Yield             --                --            --

              After 1 but within 5 years:      Amount    24,631,233         1,000,000    25,631,233
                                               Yield           5.81%             4.29%         5.75%

              After 5 but within 10 years:     Amount            --                --            --
                                               Yield             --                --            --

              After 10 years:                  Amount       489,417                --       489,417
                                               Yield          13.16%               --         13.16%
                                                         ----------        ----------    ----------
              Totals:                          Amount   $25,120,650        $1,000,000   $26,120,650
                                               Yield           5.95%             4.29%         5.89%
                                                         ==========        ==========    ==========

C. Not applicable.

III. LOAN PORTFOLIO
     --------------
 A. Types of Loans

          December 31,                             1993          1992         1991            1990         1989
          --------------------------------------------------------------------------------------------------------
          Residential real estate:
            Mortgages                         $152,758,727  $140,438,839  $168,173,712  $156,007,304  $141,224,190
            Homeowner construction               6,120,171     5,124,603     4,482,367     9,070,011     6,546,989
                                               -----------   -----------   -----------   -----------   -----------
          Total residential real estate        158,878,898   145,563,442   172,656,079   165,077,315   147,771,179
                                               -----------   -----------   -----------   -----------   -----------
          Commercial:
            Real estate                         48,011,836    38,921,833    36,734,260    36,070,358    27,719,544
            Construction and development        10,051,008    10,947,411    18,644,654    28,124,400    26,576,065
            Other                              101,636,280    97,344,028    96,392,707   105,605,074   112,656,940
                                               -----------   -----------   -----------   -----------   -----------
          Total commercial                     159,699,124   147,213,272   151,771,621   169,799,832   166,952,549
                                               -----------   -----------   -----------   -----------   -----------
          Installment                           33,932,673    32,461,572    36,583,783    38,893,929    36,166,777
                                               -----------   -----------   -----------   -----------   -----------
                                              $352,510,695  $325,238,286  $361,011,483  $373,771,076  $350,890,505
                                               ===========   ===========   ===========   ===========   ===========

 B. An analysis of the maturity and interest rate sensitivity of real estate construction and commercial and other loans as of December 31, 1993 follows:

   Maturity analysis:
                                                One Year   One to five  After five
                                                 or Less      Years       Years        Total
                                                ----------  ----------  ----------   -----------
         Construction and development (*)      $ 6,614,558   2,550,315   7,006,306  $ 16,171,179
         Commercial - other                     39,470,460  41,418,926  20,746,894   101,636,280
                                                ----------  ----------  ----------   -----------
                                               $46,085,018  43,969,241  27,753,200  $117,807,459
                                                ==========  ==========  ==========   ===========

         (*) Includes homeowner construction and commercial construction and development.
             Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.



     Sensitivity to changes in interest rates for all such loans due after one year is as follows:

                                                     Floating or
                                     Predetermined    Adjustable
                                         Rates          Rates        Totals
                                     -------------   ----------    ----------
     Principal due after one year     $9,861,665    $61,860,776   $71,722,441
                                      ==========     ==========    ==========

 C. Risk Elements
    Reference is made to the caption "Asset Quality" included in Management's Analysis of Financial Statements on pages 24-26 of the Corporation's 1993 Annual Report to Shareholders incorporated herein by reference. Included therein is a discussion of the Corporation's credit review and collection practices. Also included therein is information concerning property acquired through foreclosure and in-substance foreclosures held at December 31, 1993 and the Corporation's ongoing efforts to dispose of such properties.

  1. Nonaccrual, Past Due and Restructured Loans.
     (a). Nonaccrual loans as of the dates indicated were as follows:

      December 31,    1993         1992        1991         1990        1989
      ------------------------------------------------------------------------
                  $11,370,726  $12,563,329  $17,856,390  $16,329,966 $5,226,963
                   ==========   ==========   ==========   ==========  =========

     Loans, with the exception of credit card loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest. Interest previously accrued, but not collected on such loans is reversed against current period income. Subsequent cash receipts on nonaccrual loans are applied to the outstanding principal balance of the loan, or recognized as interest income, depending on management's assessment of the ultimate collectibility of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management's opinion, the loans are considered to be fully collectible.

     For the year ended December 31, 1993, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1,021,000. Interest recognized on these loans amounted to approximately $597,000.

     There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual at December 31, 1993.


     (b). Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:

      December 31,     1993        1992        1991        1990       1989
      -----------------------------------------------------------------------
                      $22,455    $42,648   $6,064,648  $4,039,105 $4,594,922
                      =======     ======    =========   =========  =========

     In years prior to 1992, commercial loans were placed on nonaccrual status and interest recognition was suspended when they were 90 days or more overdue. Residential mortgages and consumer loans were placed on nonaccrual status when in management's judgment, the probability of collection was deemed insufficient to warrant further income recognition.

     (c). Restructured accruing loans for the dates indicated were as follows:

      December 31,     1993        1992        1991        1990        1989
      -----------------------------------------------------------------------
                   $     --    $1,476,000  $1,522,282  $     --    $     --
                    =========   =========   =========   =========   =========

     Restructured accruing loans include those for which concessions, such as reduction of interest rates other than normal market rate adjustments or deferral of principal or interest payments, have been granted due to a borrower's financial condition. Interest on restructured loans is accrued at the reduced rate. Loans restructured during 1993 amounted to $404,595 and are included in nonaccrual loans reported in Section III.C.1.(a) above.


  2. Potential Problem Loans.
     The Corporation assesses the quality of its loans by performing ongoing reviews of the loans in its portfolio to determine potential loss exposure and to assess delinquency trends. During this review, management gives consideration to such factors as overall borrower relationship, delinquency trends, credit and collateral quality, prior loss experience, current and expected economic conditions, and other pertinent factors.

     Not included in the analysis of nonperforming loans in item 1. above are accruing commercial loans amounting to approximately $1.2 million that were 30-89 days past due at December 31, 1993, including certain loans classified as substandard by the subsidiary bank's primary regulator during their most recent examination completed in the fourth quarter of 1993. The Corporation's loan policy provides guidelines for the review of such loans in order to facilitate collection.

     At December 31, 1993, commercial loans which were contractually current but which had been classified as substandard by the subsidiary bank's primary regulator amounted to approximately $3.9 million. The classification of these loans is generally attributable to weaknesses in the financial condition of borrowers or collateral deficiencies. These factors are considered in management's analysis of credit quality and evaluation of collectibility of the loan portfolio.

     At December 31, 1993, approximately 3.2% of total residential mortgage and installment loans was 30-89 days past due. Based on historical experience, the delinquency status of some of these loans may be expected to improve as a result of collection efforts, while other loans may eventually become more seriously delinquent, resulting in some amount of losses. These factors are considered by management in its analysis of credit quality and in the evaluation of the adequacy of the reserve for possible loan losses.

     Subsequent to December 31, 1993, approximately $1.1 million of loans 30-89 days past due have been reclassified to nonaccrual status. In addition, approximately $1.2 million of loans on nonaccrual status at December 31, 1993 have been subsequently restored to accruing status.


  3. Foreign Outstandings.     None

  4. Loan Concentrations.   The Corporation has no concentration of loans which
     exceed 10% of its total loans except as disclosed by types of loan in
     Section III.A.


 D. Other Interest-Bearing Assets:    None


IV. SUMMARY OF LOAN LOSS EXPERIENCE
    -------------------------------
A. The reserve for possible loan losses is available for future credit losses inherent in the loan portfolio. The level of the reserve is based on management's ongoing review of the growth and composition of the loan portfolio, net charge-off experience, current and expected economic conditions, and other pertinent factors. Loans (or portions thereof) deemed to be uncollectible are charged against the reserve and recoveries of amounts previously charged to earnings are added to the reserve to bring it to the desired level.

   The following table presents the allocation of the allowance for loan losses.


        December 31,                           1993       1992        1991        1990        1989
        --------------------------------------------------------------------------------------------
        Residential:
          Mortgages                       $1,064,022  1,053,778   1,225,000   1,020,000     158,298
          % of these loans to all loans         43.3%      43.2%       46.6%       41.7%       40.2%

          Homeowner construction              33,661     35,222          --          --          --
          % of these loans to all loans          1.7%       1.6%        1.2%        2.4%        1.9%

        Commercial:
          Mortgages                        1,090,454  1,017,490   1,305,509   1,493,453     200,000
          % of these loans to all loans         13.6%      12.0%       10.2%        9.7%        7.9%

          Construction and development       110,645    179,395     494,694   1,373,735     400,000
          % of these loans to all loans          2.9%       3.4%        5.2%        7.5%        7.6%

          Other                            2,726,961  2,753,695   2,453,753   1,887,083     620,931
          % of these loans to all loans         28.9%      29.8%       26.7%       28.3%       32.1%

        Installment                          559,889    692,913     726,000     669,615     263,091
        % of these loans to all loans            9.6%      10.0%       10.1%       10.4%       10.3%

        Unallocated (1)                    3,071,631  1,609,783     269,316   2,043,310   1,586,792
                                           ---------  ---------   ---------   ---------   ---------
                                          $8,657,263  7,342,276   6,474,272   8,487,196   3,229,112
                                               100.0%     100.0%      100.0%      100.0%      100.0%
                                           =========  =========   =========   =========   =========

   (1)  Beginning with 1991, the Corporation's practice for allocating loss exposure was refined, resulting in a broader allocation of the overall reserve.  Accordingly, portions of the unallocated reserve have been redistributed to specific loan categories.

Loss experience on loans is presented in the following table for the years indicated.

   Analysis of the Reserve for Possible Loan Losses
   ------------------------------------------------

        December 31,                          1993        1992        1991        1990       1989
        --------------------------------------------------------------------------------------------
        Balance at beginning of year      $7,342,276  $6,474,272  $8,487,196  $3,229,112 $2,852,323
        Charge-offs (domestic):
          Residential:
           Mortgages                         203,472     260,848     331,130      41,699      3,566
           Homeowner construction                 --          --          --          --         --
          Commercial:
            Real estate                      596,250      24,154   2,097,532     100,000    175,000
            Construction and development          --     114,315   1,312,452     980,143    209,624
            Other                            333,924   2,522,916   2,928,730   1,867,843    335,375
          Installment                        378,575     494,756     771,705     269,260    139,634
                                           ---------   ---------   ---------   ---------  ---------
            Total charge-offs              1,512,221   3,416,989   7,441,549   3,258,945    863,199
                                           ---------   ---------   ---------   ---------  ---------
        Recoveries (domestic):
          Residential:
            Mortgages                          2,278          --         272          --         --
            Homeowner construction                --          --          --          --         --
          Commercial:
            Real estate                       84,351         200          --          --         --
            Construction and development      20,756      29,424     100,997          --         --
            Other                            174,976     192,845      23,981      11,018     35,610
          Installment                         44,847      62,524     103,375       6,011      4,378
                                           ---------   ---------   ---------   ---------  ---------
            Total recoveries                 327,208     284,993     228,625      17,029     39,988
                                           ---------   ---------   ---------   ---------  ---------
            Net charge-offs                1,185,013   3,131,996   7,212,924   3,241,916    823,211
        Additions charged to earnings      2,500,000   4,000,000   5,200,000   8,500,000  1,200,000
                                           ---------   ---------   ---------   ---------  ---------
        Balance at end of period          $8,657,263  $7,342,276  $6,474,272  $8,487,196 $3,229,112
                                           =========   =========   =========   =========  =========
        Net charge-offs to average loans         .35%        .89%       1.95%        .89%       .24%
                                           =========   =========   =========   =========  =========

V. DEPOSITS
   --------
  A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

                                              1993                      1992                     1991
                                      ---------------------     --------------------     --------------------
                                        Average    Average       Average    Average       Average    Average
                                        Amount    Rate Paid      Amount    Rate Paid      Amount    Rate Paid
                                      ----------- ---------     ---------- ---------     ---------- ---------
       Demand deposits               $ 40,097,000        --     32,872,000      --       29,797,000      --
       Savings deposits:
          Regular                      79,567,000      2.83%    63,163,000    3.33%      38,487,000    4.97%
          NOW accounts                 58,930,000      1.84%    55,178,000    2.73%      44,551,000    4.76%
          Money market accounts        59,473,000      2.74%    63,969,000    3.45%      68,941,000    5.41%
                                      -----------              -----------              -----------
          Total savings               197,970,000      2.51%   182,310,000    3.19%     151,979,000    5.11%

       Time deposits                  176,148,000      4.60%   183,443,000    5.60%     224,469,000    7.02%
                                      -----------              -----------              -----------
          Total deposits             $414,215,000              398,625,000              406,245,000
                                      ===========              ===========              ===========

  B. Not Applicable

  C. Not Applicable

  D. The maturity schedule of time deposits in amounts of $100,000 or more at December 31, 1993 was as follows:

                        3 months     3 to 6    6 to 12    Over 12
                        or less      months     months     months     Total
                       ----------  ---------  ---------  ---------  ----------
     Time remaining
     until maturity:  $11,515,448  2,349,784  4,039,894  3,814,069  21,719,195
                       ==========  =========  =========  =========  ==========

  E. Not applicable


 VI. RETURN ON EQUITY AND ASSETS
     ---------------------------

                                                     1993      1992      1991
                                                     ----      ----      ----
     Return on average assets                        1.01%     0.70%     0.56%
     Return on average shareholders' equity         12.92%     9.15%     7.58%
     Dividend payout ratio                          34.30%    46.85%    58.97%
     Average equity to average total assets          7.81%     7.68%     7.38%


VII. SHORT-TERM BORROWINGS
     ---------------------
     The average balance of short-term borrowings during the reported periods did not exceed 30% of shareholders' equity at the end of any reported period.

ITEM 2. PROPERTIES
- ------------------
As of December 31, 1993 the Corporation was operating six facilities including its main office and five branch banking facilities. All sites are owned, except for the Block Island, Rhode Island branch facility, which is leased. The main office premises, containing the corporate offices and a banking facility, consists of a five story building and an adjacent two story building in Westerly, Rhode Island. The buildings, which are connected, contain approximately 50,000 square feet of space, 42,000 square feet of which is occupied by the Corporation. The remaining space is leased to merchant and professional tenants under short-term lease arrangements and could be used for expansion of the Corporation's offices. The main office location also contains a three level retail parking garage with 80,000 square feet of space.

The Corporation has made a substantial investment in branch office facilities during the past several years. The Charlestown banking office opened in 1988 in a newly constructed facility. The Narragansett banking office began operations in June 1989 in a building which had been acquired in 1988 and was completely renovated. A major renovation and expansion of the Richmond banking office was completed in January of 1990. The Richmond site also contains a separate building operated as a restaurant by a restaurant chain under a long-term lease.


ITEM 3. LEGAL PROCEEDINGS
- -------------------------
Neither the Corporation nor its subsidiary is a party to any pending legal proceedings which are material, other than routine litigation incidental to their business activities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
- -----------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1993.

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------

Following is a list of all executive officers of the Corporation with their titles, ages, and length of service with the Corporation as of December 31, 1993. (Service prior to 1984 was with the Bank.)

                                                                      Years
                                                             Age   of service
                                                             ---   ----------
Joseph J. Kirby            President                          62       31

Joseph H. Potter           Executive Vice President           60       35

David V. Devault, CPA      Vice President and
                           Chief Financial Officer            39        7

Louis J. Luzzi             Vice President and Treasurer       52       33

Harvey C. Perry, II        Vice President and Secretary       43       19


Joseph H. Potter and Louis J. Luzzi are first cousins.

Joseph J. Kirby joined the Bank in 1963 as an Investment Officer. He was elected Vice President and Investment Officer in 1965 and Executive Vice President in 1972. He was elected president in 1982.

Joseph H. Potter joined the Bank in 1958 and was elected Secretary in 1967. He was elected Vice President and Secretary in 1973 and Executive Vice President in 1982.

David V. Devault joined the Bank in 1986 as Controller. He was elected Vice President and Chief Financial Officer of the Corporation and the Bank in 1987. He was elected Senior Vice President and Chief Financial Officer of the Bank in 1990. Prior to joining the Bank he was a Senior Manager with the firm of KPMG Peat Marwick.

Louis J. Luzzi joined the Bank in 1960 and was elected Assistant Vice President in 1969. He was elected Vice President in 1979 and Vice President and Treasurer in 1983.

Harvey C. Perry, II joined the Bank in 1974 and was elected Assistant Trust Officer in 1977, Trust Officer in 1981 and Secretary and Trust Officer in 1982. He was elected Vice President and Secretary of the Corporation and the Bank in 1984, and Senior Vice President and Secretary of the Bank in 1990.

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
- -------------------------------------------------------------
The Corporation's common stock has traded on the NASDAQ Small-Cap Market since June 19, 1992. Previously, the Corporation's common stock had been listed on the NASDAQ Over-The-Counter Market system since June 1987.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 1993 and 1992 are presented in the following table.
For periods prior to June 19, 1992, stock prices reflect the high and low bid quotations for that period. Bid quotations may not necessarily represent actual transactions. For periods subsequent to June 19, 1992, stock prices are based on the high and low sales prices during the respective quarter.

1993 Quarters                 1         2          3          4
- --------------------------------------------------------------------
Stock prices:
      high                  19-1/2     23         25-1/4      27
      low                   16         17-1/2     20-1/2      23

Cash dividend declared     .22        .22        .22         .22

1992 Quarters                 1         2          3          4
- --------------------------------------------------------------------
Stock prices:
      high                  12-1/2     18         18-1/4      20
      low                   11-3/4     12-1/2     16          16-1/2

Cash dividend declared     .20        .20        .20         .20


The Corporation will continue to review future common stock dividends based on profitability, financial resources and economic conditions. The Corporation has recorded consecutive quarterly dividends for over one hundred years. On March 17, 1994, the Corporation's Board of Directors declared a cash dividend of $.25 per share, payable April 15, 1994 to shareholders of record as of April 1, 1994.

The Corporation's primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank. A discussion of the restrictions on the advance of funds or payment of dividends to the Corporation is included in Note 16 to the Consolidated Financial Statements included in the 1993 Annual Report to Shareholders which is incorporated herein by reference.

At December 31, 1993 there were 1,133 holders of record of the Corporation's common stock.

ITEM 6. SELECTED FINANCIAL DATA
- -------------------------------
Selected consolidated financial data for the five years ended December 31, 1993 appears under the caption "Five Year Summary of Selected Consolidated Financial Data" on page 22 of the Corporation's 1993 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
- -------------------------------------------------------------------------------
The information required by this Item appears under the caption "Management's Analysis of Financial Statements" on pages 23-33 of the Corporation's 1993
Annual Report to Shareholders which is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
- ---------------------------------------------------
The financial statements and supplementary data are contained in the Corporation's 1993 Annual Report to Shareholders, filed as Exhibit 13, on the pages indicated in the following table, and are incorporated herein by reference.

                                                             Page of 1993
                                                             Annual Report
                                                             -------------
   Consolidated Balance Sheets                                    34
   Consolidated Statements of Income                              35
   Consolidated Statements of Changes in Shareholders' Equity     37
   Consolidated Statements of Cash Flows                          36
   Notes to Consolidated Financial Statements                     38
   Parent Company Financial Statements                            51
   Independent Auditors' Report                                   53
   Summary of Unaudited Quarterly Financial Information           54


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
- ----------------------------------------------------------
None.

                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------
Identification of directors is presented under the caption "Nominees for Director" in the Corporation's Proxy Statement dated April 5, 1994 prepared for the 1994 Annual Meeting of Shareholders and incorporated herein by reference.

The information regarding directors and executive officers of the Corporation is included in Part I under the caption "Executive Officers of the Registrant" in the Corporation's Proxy Statement dated April 5, 1994 prepared for the 1994 Annual Meeting of Shareholders and incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------
The information required by this Item appears under the caption "Executive Compensation" in the Corporation's Proxy Statement dated April 5, 1994 prepared for the 1994 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
- -------------------------------------------------
The information required by this Item appears under the caption "Nominees for Director" in the Corporation's Proxy Statement dated April 5, 1994 prepared for the 1994 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
- -------------------------------------------------------
The information required by this Item is incorporated herein by reference to the caption "Indebtedness and Other Transactions" of the Corporation's Proxy Statement dated April 5, 1994 prepared for the 1994 Annual Meeting of Shareholders.

                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
- ------------------------------------------------------------------------
(a) 1. The financial statements of Washington Trust Bancorp, Inc. required in response to this Item are listed in response to Item 8 of this Report and are incorporated herein by reference.

    2. Financial Statement Schedules. All schedules normally required by Article 9 of Regulation S-K and all other schedules to the consolidated financial statements of the Corporation have been omitted because the required information is either not required, not applicable, or is included in the consolidated financial statements or notes thereto.

(b)    None.

(c)    Exhibit Index.


 Exhibit Number
 --------------
        3     Restated articles of incorporation and by-laws        *

       10     Material contracts

       13     1993 Annual Report to Shareholders

       21     Subsidiaries of the Registrant

       23     Consent of Independent Auditors


        * Incorporated by reference to Exhibit 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Commission.



(d) Financial Statement Schedules.

    None.

                                    SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WASHINGTON TRUST BANCORP, INC.
                                        ------------------------------
                                                (Registrant)

              March 17, 1994            Joseph J. Kirby
       Date ________________        By  ______________________________________
                                        Joseph J. Kirby, President, Principal
                                         Executive Officer and Director

              March 17, 1994            David V. Devault
       Date_________________        By  ______________________________________
                                        David V. Devault, Vice President,
                                         Chief Financial Officer and Principal
                                         Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              March 17, 1994            Joseph H. Potter
       Date ________________            ______________________________________
                                        Joseph H. Potter, Executive Vice
                                         President and Director


       Date ________________            ______________________________________
                                        Gary P. Bennett, Director


              March 17, 1994            Steven J. Crandall
       Date ________________            ______________________________________
                                        Steven J. Crandall, Director


              March 17, 1994            Jacques de Laporte
       Date ________________            ______________________________________
                                        Jacques de Laporte, Director


              March 17, 1994            Richard A. Grills
       Date ________________            ______________________________________
                                        Richard A. Grills, Director



       Date ________________            ______________________________________
                                        Larry J. Hirsch, Director

              March 17, 1994            Katherine W. Hoxsie
       Date ________________            ______________________________________
                                        Katherine W. Hoxsie, Director



       Date ________________            ______________________________________
                                        Mary E. Kennard, Director


              March 17, 1994            James W. McCormick, Jr.
       Date ________________            ______________________________________
                                        James W. McCormick, Jr., Director


              March 17, 1994            Thomas F. Moore, Jr.
       Date ________________            ______________________________________
                                        Thomas F. Moore, Jr., Director


              March 17, 1994            Brendan P. O'Donnell
       Date ________________            ______________________________________
                                        Brendan P. O'Donnell, Director


              March 17, 1994            Victor J. Orsinger, II
       Date ________________            ______________________________________
                                        Victor J. Orsinger, II, Director


              March 17, 1994            Anthony J. Rose, Jr.
       Date ________________            ______________________________________
                                        Anthony J. Rose, Jr., Director


              March 17, 1994            James P. Sullivan
       Date ________________            ______________________________________
                                        James P. Sullivan, Director


                                        Neil H. Thorp
       Date ________________            ______________________________________
                                        Neil H. Thorp, Director