Form 10-Q
period 1994-03-31
WASHINGTON TRUST BANCORP INC
filed 1994-05-16
CIK 737468

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the period ended                      March 31, 1994
                     -----------------------------------------------------
                                              or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       ACT OF 1934
For the transition period from   __________________  to  _______________

Commission file Number                         0-13091
                     -----------------------------------------------------
                            WASHINGTON TRUST BANCORP, INC.
- - --------------------------------------------------------------------------

          RHODE ISLAND                                     05-0404671
- - -------------------------------                       --------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification No.)

23 BROAD STREET, WESTERLY, RHODE ISLAND                        02891
- - --------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:        (401) 348-1200
                                                      --------------------
                                              N/A
- - --------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                     [   ] Yes     [  ] No

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the latest practical date.

            Class                              Outstanding at May 6, 1994
  ------------------------------               --------------------------
  Common stock, $.0625 par value                     1,878,993 Shares

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1994


                                    CONTENTS
                                    --------


                                                                       Page No.
PART I.  ITEM 1. Financial Information                                 --------
- - --------------------------------------

   Consolidated Condensed Balance Sheets
      March 31, 1994, March 31, 1993, and December 31, 1993                3

   Consolidated Condensed Statements of Income
      Three Months Ended March 31, 1994 and 1993                           4

   Consolidated Condensed Statements of Changes in Shareholders' Equity
      Three Months Ended March 31, 1994 and 1993                           5

   Consolidated Condensed Statements of Cash Flows
      Three Months Ended March 31, 1994 and 1993                           6

   Notes to Consolidated Condensed Financial Statements                    7


PART I.  ITEM 2.
- - ----------------
   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           14


PART II.  Other Information                                               19
- - ---------------------------


Signatures                                                                20
- - ----------

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS



                                                            March 31,         March 31,       December 31,
ASSETS                                                        1994              1993              1993
- - ------
Cash and due from banks                                 $  14,614,253     $  12,929,184     $  14,978,427
Federal funds sold                                            906,713        11,920,000         6,671,701
Securities available for sale, at market value at
  March 31, 1994; cost $33,461,122 at March 31, 1994;
  at lower of cost or market at March 31, 1993 and
  December 31, 1993; market value $46,884,775 and
  $44,420,747 at March 31, 1993 and December 31,
  1993, respectively                                       39,379,482        38,050,428        36,236,543
Mortgage loans held for sale                                   79,532         1,036,205         3,709,499
Investment securities, at cost; market value
  $51,743,604, $37,918,239 and $53,333,595 at
  March 31, 1994 and 1993, and December 31,
  1993, respectively                                       52,228,024        36,916,123        52,497,832

Loans                                                     363,676,148       331,594,728       352,510,695
Less reserve for possible loan losses                       8,830,051         8,111,371         8,657,263
                                                          -----------       -----------       -----------
  Net loans                                               354,846,097       323,483,357       343,853,432

Premises and equipment, net                                14,360,066        15,004,575        14,354,731
Accrued interest receivable                                 3,008,680         2,982,976         2,870,911
Other real estate owned, net                                8,321,257        12,477,057         7,831,146
Other assets                                                2,319,200         3,718,046         4,324,602
                                                          -----------       -----------       -----------
  Total assets                                          $ 490,063,304     $ 458,517,951     $ 487,328,824
                                                          ===========       ===========       ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
- - ------------------------------------
Deposits:
  Demand                                                $  43,044,884     $  36,329,188     $  43,924,560
  Savings                                                 193,042,414       188,257,851       200,846,347
  Time                                                    178,243,954       173,376,892       178,603,713
                                                          -----------       -----------       -----------
  Total deposits                                          414,331,252       397,963,931       423,374,620

Dividends payable                                             468,497           408,515           411,473
Securities sold under agreement to repurchase               3,745,000                --                --
Federal Home Loan Bank advances                            23,551,500        20,000,000        20,500,000
Accrued expenses and other liabilities                      5,221,485         4,251,166         4,579,806
                                                          -----------       -----------       -----------
  Total liabilities                                       447,317,734       422,623,612       448,865,899
                                                          -----------       -----------       -----------
Shareholders' Equity:
  Common stock of $.0625 par value; authorized
    3,000,000 shares; issued 1,920,000 shares                 120,000           120,000           120,000
  Paid-in capital                                           2,852,642         2,778,274         2,822,908
  Retained earnings                                        37,054,202        34,137,090        36,418,073
  Unrealized gain on securities available
    for sale                                                3,551,018                --                --
  Treasury stock, at cost; 46,031 shares at
    March 31, 1994, 63,113 shares at March 31,
    1993 and 49,670 shares at December 31, 1993              (832,292)       (1,141,025)         (898,056)
                                                          -----------       -----------       -----------
  Total shareholders' equity                               42,745,570        35,894,339        38,462,925
                                                          -----------       -----------       -----------
  Total liabilities and shareholders' equity            $ 490,063,304     $ 458,517,951     $ 487,328,824
                                                          ===========       ===========       ===========

See accompanying notes to consolidated condensed financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended
                                                                     March 31,

                                                                 1994        1993
Interest income:
  Interest and fees on loans                                 $7,246,159  $7,377,871
  Income from investment securities and
    securities available for sale:
     Interest                                                 1,125,067     970,945
     Dividends                                                  194,079     203,786
  Interest on federal funds sold                                 50,614      59,175
                                                              ---------   ---------
  Total interest income                                       8,615,919   8,611,777
                                                              ---------   ---------
Interest expense:
  Savings deposits                                            1,070,141   1,279,003
  Time deposits                                               1,917,840   2,105,547
  Other                                                         319,282     238,270
                                                              ---------   ---------
  Total interest expense                                      3,307,263   3,622,820
                                                              ---------   ---------
Net interest income                                           5,308,656   4,988,957
Provision for loan losses                                       300,000     800,000
                                                              ---------   ---------
Net interest income after provision for loan losses           5,008,656   4,188,957
                                                              ---------   ---------
Noninterest income:
  Trust income                                                  801,520     713,883
  Service charges on deposit accounts                           383,357     328,010
  Merchant processing fees                                       57,568      53,128
  Gains on sales of securities available for sale               681,558          --
  Gains (losses) on loan sales                                  (43,726)    190,253
  Other income                                                  185,050     189,611
                                                              ---------   ---------
  Total noninterest income                                    2,065,327   1,474,885
                                                              ---------   ---------
Noninterest expense:
  Salaries and employee benefits                              2,459,221   1,975,721
  Net occupancy                                                 307,985     266,686
  Equipment                                                     292,036     313,139
  Deposit taxes and assessments                                 298,356     316,832
  Foreclosed property costs                                     142,211     384,646
  Office supplies                                               181,040     129,540
  Advertising and promotion                                     142,070      50,633
  Credit and collection                                         169,401      79,549
  Charitable contributions                                      699,897       3,744
  Other                                                         751,139     693,692
                                                              ---------   ---------
  Total noninterest expense                                   5,443,356   4,214,182
                                                              ---------   ---------
Income before income taxes and
  cumulative effect of accounting change                      1,630,627   1,449,660
Applicable income taxes                                         526,000     485,800
                                                              ---------   ---------
Income before cumulative effect of accounting change          1,104,627     963,860
Cumulative effect of change in accounting for income taxes           --     305,000
                                                              ---------   ---------
  Net income                                                 $1,104,627  $1,268,860
                                                              =========   =========

Weighted average shares outstanding - fully diluted           1,906,027   1,861,029

Earnings per share - fully diluted:
  Income before cumulative effect of accounting change            $ .58       $ .52
  Cumulative effect of change in accounting for income taxes         --         .16
                                                                  -----       -----
  Net income                                                      $ .58       $ .68
                                                                  =====       =====

Cash dividends declared per share                                 $ .25       $ .22

See accompanying notes to consolidated condensed financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY THREE MONTHS ENDED MARCH 31, 1994 AND 1993


                                                                            Unrealized
                                                                              gain on
                                                                            securities                       Total
                                    Common      Paid-in        Retained      available       Treasury     Shareholde
                                    Stock       Capital        Earnings      for sale          Stock        Equity
                                   -------      --------     ----------     ----------      ----------    ----------
Balances, December 31, 1992      $ 120,000   $ 2,784,205   $ 33,276,746    $        --    $ (1,231,156)  $  34,949,7

Net income, three months
   ended March 31, 1993                                       1,268,860                                      1,268,8
Cash dividends declared                                        (408,516)                                      (408,5
Issuance of common stock
   from treasury                                  (5,931)                                       90,131          84,2
                                   -------     ---------     ----------     ----------      -----------     --------
Balances, March 31, 1993         $ 120,000   $ 2,778,274   $ 34,137,090    $        --    $ (1,141,025)  $  35,894,3
                                   =======     =========     ==========     ==========      ===========     ========




Balances, December 31, 1993      $ 120,000   $ 2,822,908   $ 36,418,073    $        --    $   (898,056)  $  38,462,9

Net income, three months
   ended March 31, 1994                                       1,104,627                                      1,104,6
Cash dividends declared                                        (468,497)                                      (468,4
Issuance of common stock
   from treasury                                  29,733                                        65,764          95,4
Adoption of SFAS #115                                                        4,910,522                       4,910,5
Change in unrealized gain on
  securities available for sale                                             (1,359,504)                     (1,359,5
                                   -------     ---------     ----------     ----------      -----------     --------
Balances, March 31, 1994         $ 120,000   $ 2,852,641   $ 37,054,203    $ 3,551,018    $   (832,292)  $  42,745,5
                                   =======     =========     ==========     ==========      ===========     ========


See accompanying notes to consolidated condensed financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                                              Three months ended
                                                                   March 31,
                                                          -------------------------
                                                              1994           1993
                                                          ----------     ----------
Cash flows from operating activities:
  Net income                                            $  1,104,627      1,268,860
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses                                300,000        800,000
    Provision for valuation of other real
      estate owned                                            51,125        246,011
    Depreciation of premises and equipment                   330,182        342,833
    Amortization of net deferred loan fees and costs        (159,258)      (173,116)
    Cumulative effect of change in accounting principle           --       (305,000)
    Gains on sales of securities available for sale         (681,558)            --
    Losses (gains) on sales of other real estate owned         6,731        (51,901)
    Losses (gains) on loan sales                              43,726       (190,253)
    Proceeds from sales of loans                           9,201,632      9,186,129
    Loans originated for sale                             (5,615,391)    (1,392,508)
    Increase in accrued interest receivable                 (137,769)      (121,479)
    Increase in other assets                                (361,942)      (225,443)
    Increase in accrued expenses and other liabilities       641,679        532,468
    Other, net                                                56,320         (8,958)
                                                          ----------     ----------
   Net cash provided by operating activities               4,780,104      9,907,643
                                                          ----------     ----------

Cash flows from investing activities:
  Securities available for sale:
    Purchases                                                     --     (1,300,000)
    Proceeds from sales of equity securities               3,449,897      1,000,000
  Investment securities:
    Purchases                                             (1,161,852)    (3,348,682)
    Maturities and principal repayments                    1,416,634      3,268,719
  Investment in Federal Home Loan Bank stock                  (8,000)       (30,800)
  Loan originations in excess of principal
    collected on loans                                   (11,777,697)    (6,138,810)
  Proceeds from sales and other reductions
    of other real estate owned                                69,713        954,002
  Purchases of premises and equipment                       (335,117)      (298,220)
                                                          ----------     ----------
   Net cash used in investing activities                  (8,346,422)    (5,893,791)
                                                          ----------     ----------

Cash flows from financing activities:
  Net decrease in deposits                                (9,043,368)    (6,696,074)
  Net increase in securities sold under
    agreement to repurchase                                3,745,000             --
  Proceeds from Federal Home Loan Bank advances            3,051,500      6,000,000
  Proceeds from issuance of commmon stock                     95,497         28,458
  Cash dividends paid                                       (411,473)      (314,701)
                                                          ----------     ----------
   Net cash used in financing activities                  (2,562,844)      (982,317)
                                                          ----------     ----------

   Net increase (decrease)in cash and cash equivalents    (6,129,162)     3,031,535
   Cash and cash equivalents at beginning of period       21,650,128     21,817,649
                                                          ----------     ----------
   Cash and cash equivalents at end of period           $ 15,520,966     24,849,184
                                                          ==========     ==========

   Noncash Investing Activities:
     Transfers from loans to other real estate owned    $    734,290        139,470
     Loans charged off                                       190,380        152,756
     Loans made to facilitate the sale of OREO                90,000        611,100

   Supplemental Disclosures:
     Interest payments                                  $  1,789,504      1,982,327
     Income taxes payments                                   481,009         65,278


See accompanying notes to consolidated condensed financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
MARCH 31, 1994 AND 1993


(1) BASIS OF PRESENTATION
- - -------------------------
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the Corporation) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting only of normally recurring accruals) necessary to present fairly the Corporation's financial position as of March 31, 1994 and 1993 and the results of operations and cash flows for the interim periods presented.

The consolidated condensed financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated. Certain amounts in the 1993 consolidated condensed financial statements have been reclassified to conform to the current reporting format.


(2) INVESTMENT ACCOUNTING POLICY
- - --------------------------------
Securities Available for Sale
Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115 (SFAS #115), "Accounting for Certain Investments in Debt and Equity Securities". The Statement requires that securities available for sale be reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax, until realized. The effect of adopting SFAS #115 was an increase in shareholders' equity of $4,910,522 on January 1, 1994.

Securities available for sale are those which the Corporation intends to use as part of its asset/liability strategy or that may be sold as a result of changes in market conditions, changes in prepayment risk, rate fluctuations, liquidity or capital requirements.

Prior to the adoption of SFAS #115, securities available for sale were carried at the lower of aggregate cost, adjusted for amortization of premium or accretion of discount, or market value. Net unrealized losses and losses on individual securities were charged to current period earnings.

Investment Securities
Those debt securities that the Corporation has the ability and intent to hold until maturity are classified as investment securities. Debt securities held in the investment portfolio are carried at cost, adjusted for amortization of premium and accretion of discount.


(3)  INCOME TAXES
- - -----------------
Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS #109). Under SFAS #109, income tax expense is determined based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The cumulative effect of adoption of SFAS #109 was an increase to income of $305,000 and was reported in the Corporation's consolidated condensed statement of income for the three months ended March 31, 1993.

The Corporation's deferred tax asset amounted to $1,022,655 at March 31, 1994, $3,305,000 at December 31, 1993, and $2,570,000 at March 31, 1993. The
Corporation recorded a significant reduction in the net deferred tax asset in connection with the adoption of SFAS #115 in the first quarter of 1994, as discussed in Note 1.

Based on the Corporation's current and historical level of pre-tax earnings, management of the Corporation believes it is more likely than not that all of the net deferred tax asset will be realized. The Corporation paid Federal income tax of approximately $2,443,000, $1,986,000 and $847,000 for 1993, 1992,
and 1991, respectively. For Federal tax purposes, any tax losses incurred may be carried back to actual taxable income in the previous three years. No carryback is allowed for state taxes. Management believes that a significant portion of the deferred tax asset will be realized within a five year period.


(4) SECURITIES AVAILABLE FOR SALE
- - ---------------------------------
Securities available for sale are summarized as follows:

                                Amortized   Unrealized  Unrealized    Market
 March 31, 1994                    Cost       Gains       Losses      Value
 --------------                 ----------  ----------  ----------  -----------
  U.S. Treasury obligations    $25,105,567     550,944     158,516  $25,497,995
  Corporate debt securities      1,000,000          --          --    1,000,000
  Corporate stocks               5,374,755   5,609,121      83,189   10,900,687
  Federal Home Loan Bank stock   1,980,800          --          --    1,980,800
                               -----------  ----------   ---------   ----------
                               $33,461,122   6,160,065     241,705  $39,379,482
                               ===========  ==========   =========  ===========
                                Amortized   Unrealized   Unrealized    Market
 March 31, 1993                    Cost       Gains        Losses      Value
 --------------                 ----------  ----------   ---------  -----------
  U.S. Treasury obligations    $23,151,160   1,145,015          --  $24,296,175
  Corporate debt securities      1,000,000          --       7,500      992,500
  Corporate stocks              11,926,468   7,769,201      72,369   19,623,300
  Federal Home Loan Bank stock   1,972,800          --          --    1,972,800
                               -----------  ----------   ---------   ----------
                               $38,050,428   8,914,216      79,869  $46,884,775
                               ===========  ==========   =========  ===========

Included in corporate stocks at March 31, 1994 and 1993 were $2.0 million and $8.5 million, respectively, of auction rate preferred stocks. These are preferred stock instruments whose dividend rate is reset by auction every 49 days to a market rate which results in a market value of par.

U.S. Treasury obligations with a carrying value of $3,026,560 and $2,995,680 were pledged to secure public deposits and for other purposes at March 31, 1994 and 1993, respectively. U.S. Treasury obligations with a carrying value of $3,660,790 were pledged as collateral against securities sold under agreements to repurchase at March 31, 1994.

As of March 31, 1994, the contractual maturities of debt securities available for sale are presented in the following table. Debt securities designated as available for sale may be sold prior to their contractual maturity.

                                               Amortized       Market
Securities Available for Sale                    Cost           Value
- - -----------------------------                 ----------      ---------
Due in 1 year or less                        $ 3,018,415    $ 3,024,390
After 1 but within 5 years                    22,597,577     22,747,980
After 5 but within 10 years                           --             --
After 10 years                                   489,575        725,625
                                              ----------     ----------
Total                                        $26,105,567    $26,497,995
                                              ==========     ==========


Proceeds from sales of corporate stocks available for sale amounted to $3,449,897 and $1,000,000 for the quarters ended March 31, 1994 and 1993, respectively. Gross gains of $681,558 and $0 were realized on these sales in the three months ended March 31, 1994 and 1993, respectively. No losses were realized on these sales. Realized gains from sales of corporate stocks were determined using the average cost method.



(5) INVESTMENT SECURITIES
- - -------------------------
The amortized cost and market values of investment securities are summarized as follows:

                                        Carrying   Unrealized  Unrealized     Market
 March 31, 1994                          Value       Gains       Losses       Value
 --------------                        ----------  ----------  ----------  -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government agencies               $19,419,051      11,816     353,593  $19,077,274
  Mortgage-backed securities           24,094,454      64,665     140,413   24,018,706
  States and political subdivisions     8,714,519      42,231     109,126    8,647,624
                                      -----------  ----------   ---------  -----------
                                      $52,228,024     118,712     603,132  $51,743,604
                                      ===========  ==========   =========  ===========


                                        Carrying   Unrealized  Unrealized     Market
 March 31, 1993                          Value       Gains       Losses       Value
 --------------                        ----------  ----------  ----------  -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government agencies               $ 6,998,296     106,405          --  $ 7,104,701
  Mortgage-backed securities           23,969,380     797,537      17,098   24,749,819
  States and political subdivisions     5,948,447     115,911         639    6,063,719
                                      -----------  ----------   ---------  -----------
                                      $36,916,123   1,019,853      17,737  $37,918,239
                                      ===========  ==========   =========  ===========

Investment securities with a carrying value of $999,683 and $999,938 were pledged to secure public deposits and for other purposes at March 31, 1994 and 1993, respectively.

As of March 31, 1994, the contractual maturities of debt securities held for investment are presented in the following table. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated future prepayments.

                                               Amortized       Market
Investment Securities                            Cost           Value
- - ---------------------                         ----------      ---------
Due in 1 year or less                        $ 8,781,537    $ 8,783,164
After 1 but within 5 years                    30,935,060     30,534,550
After 5 but within 10 years                    5,998,842      5,901,883
After 10 years                                 6,512,585      6,524,007
                                              ----------     ----------
Total                                        $52,228,024    $51,743,604
                                              ==========     ==========

There were no sales or transfers of investment securities during the quarter ended March 31, 1994.



(6) LOAN PORTFOLIO
- - ------------------

                                                    March 31,
                                            -------------------------
                                                1994          1993
                                            -----------   -----------
    Residential real estate:
      Mortgages                            $158,585,323  $146,268,618
      Homeowner construction                  5,512,610     5,421,446
                                            -----------   -----------
    Total residential real estate           164,097,933   151,690,064
                                            -----------   -----------
    Commercial and other:
      Mortgages                              51,420,307    39,799,562
      Construction and development            9,239,102    10,876,571
      Other                                 102,815,093    97,238,256
                                            -----------   -----------
    Total commercial                        163,474,502   147,914,389
                                            -----------   -----------
    Installment                              36,103,713    31,990,275
                                            -----------   -----------
                                           $363,676,148  $331,594,728
                                            ===========   ===========


(7) RESERVE FOR POSSIBLE LOAN LOSSES
- - ------------------------------------
The following is an analysis of the reserve for possible loan losses:

                                                 Three months ended
                                                      March 31,
                                              ----------------------
                                                 1994         1993
                                              ---------    ---------
 Balance at beginning of period              $8,657,263   $7,342,276
 Provision charged to expense                   300,000      800,000
 Recoveries                                      63,167      121,851
 Loans charged off                             (190,379)    (152,756)
                                              ---------    ---------
 Balance at end of period                    $8,830,051   $8,111,371
                                              =========    =========



(8) FEDERAL HOME LOAN BANK ADVANCES
- - -----------------------------------
Advances from the Federal Home Loan Bank as of March 31, 1994 were as follows:

3.76%, due June 7, 1994                     $ 1,500,000
3.75%, due August 1, 1994                     1,500,000
4.08%, due September 30, 1994                 1,000,000
4.15%, due February 22, 1995                  1,000,000
5.10%, due July 10, 1995                      2,000,000
5.77%, due December 31, 1995                  1,000,000
6.13%, due June 17, 1996                      1,500,000
5.23%, due August 22, 1996                    1,000,000
4.96%, due December 31, 1996                  1,000,000
6.87%, due January 27, 1997                   5,000,000
6.06%, due July 10, 1997                      2,000,000
5.78%, due February 23, 1998                  1,000,000
5.36%, due December 10, 1998                  1,500,000
6.02%, due February 22, 1999                  1,000,000
6.31%, due February 18, 2014                  1,551,500
                                             ----------
                                            $23,551,500
                                             ==========


WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Quarterly Results of Operations
- - -------------------------------
Net income for the three months ended March 31, 1994 amounted to $1,104,627, 14.6% higher than the $963,860 net income before accounting change recorded in the first quarter of 1993. Earnings per share for the quarter ended March 31, 1994 amounted to $.58, up 11.5% from $.52 per share on net income before accounting change for the quarter ended March 31, 1993.

In the first quarter of 1993, the Corporation changed its method of accounting for income taxes. The cumulative effect of this change in accounting principle resulted in a one time benefit of $305,000 or $.16 per share. Earnings for the three months ended March 31, 1993, including the effect of this accounting change, amounted to $1,268,860, or $.68 per share.

The provision for loan losses amounted to $300,000 for the three months ended March 31, 1994, down from $800,000 in the first quarter of 1993.

Gains on sales of securities available for sale amounted to $681,558 for the first quarter of 1994. These gains were taken in connection with a nonrecurring contribution expense of approximately $700,000 recorded in the first quarter of 1994 for the establishment of a charitable trust.


Financial Condition and Liquidity
- - ---------------------------------
Total assets rose 6.9% and amounted to $490.1 million at March 31, 1994. Average assets amounted to $491.3 million at March 31, 1994 up 8.6% from the March 31, 1993 amount of $452.4 million.

Securities Available for Sale - As discussed in Note 2 to the Consolidated Condensed Financial Statements, the Corporation adopted SFAS #115 as of January 1, 1994. The effect of the adoption of SFAS #115, was an increase in the carrying value of the securities and a corresponding increase (net of tax) in shareholders' equity of $4,910,522. During the three months ended March 31, 1994, a decrease in the unrealized gains on these securities of $2.3 million was recorded resulting from the rise in interest rates that occurred late in the first quarter, as well as the realization of $686,558 in securities gains. The resultant reduction in shareholders' equity amounted to $1,359,504. (See Consolidated Condensed Statements of Changes in Shareholders' Equity on page 5 for a more detailed analysis.)

Investment Securities - The carrying value of investment securities amounted to $52.2 million at March 31, 1994, up 41.5% from $36.9 million in the prior year. The market value of investment securities amounted to $51.7 million and included gross unrealized losses of approximately $603,000 attributable to increases in interest rates in the first quarter.

Loans - Residential mortgage loan demand was strong throughout 1993 and continued through the first quarter of 1994 as a result of low interest rates. Residential mortgages rose 8.4% from the prior year and amounted to $158.6 million at March 31, 1994 or 43.6% of total loans. Adjustable rate mortgages
(ARMs) continue to increase as a percent of total mortgages, as borrowers opt to take advantage of the attractive rates that this product offers. ARMs accounted for 38.0% of total residential mortgages outstanding at March 31, 1994 compared to 25.9% of total residential mortgages in the prior year.

Demand for commercial loans continued to strengthen in the first quarter of 1994, a trend which began in the second half of 1993 after a sustained period of weak commercial loan demand. Total commercial loans amounted to $163.5 million at March 31, 1994, up $15.6 million or 10.5% from the year-earlier balance. Commercial mortgages accounted for the largest portion of this increase, increasing 29.2% over the prior year. Other commercial loans (primarily loans secured by real estate) rose 5.7% over the prior year and amounted to $102.8 million at March 31, 1994.

Deposits and Other Borrowings - Total deposits amounted to $414.3 million at March 31, 1994, up 4.1% from $398.0 million at March 31, 1993. Time deposits at March 31, 1994 amounted to $178.2 million, compared to $173.4 million at March 31, 1993. Savings deposits rose from the March 31, 1993 level of $188.3 million to $193.0 million at March 31, 1994. Savings deposits, the largest category of deposits, comprised 46.6% of total deposits at March 31, 1994.

The Corporation utilizes Federal Home Loan Bank (FHLB) advances as a funding source. FHLB advances amounted to $23.6 million at March 31, 1994, with maturities generally less than five years. Additionally, short-term borrowings included securities sold under agreement to repurchase of $3.7 million at March 31, 1994. There were no short-term borrowings outstanding at March 31, 1993.


Asset Quality
- - -------------
Nonperforming assets are summarized in the following table:

(Dollars in thousands)                        03/31/94    03/31/93    12/31/93
                                              --------    --------    --------
Nonaccrual loans 90 days or more past due      $ 4,769     $ 7,500     $ 4,687
Nonaccrual loans less than 90 days past due      4,980       7,592       6,684
Accruing loans 90 days or more past due             49          55          22
                                              --------    --------    --------
Total nonperforming loans                        9,798      15,147      11,393
                                              --------    --------    --------
Other real estate owned:
  In-substance foreclosures                      5,376       8,514       5,055
  Properties acquired through foreclosure        4,647       6,291       4,568
  Valuation allowance                           (1,702)     (2,328)     (1,792)
                                              --------    --------    --------
Total other real estate owned                    8,321      12,477       7,831
                                              --------    --------    --------
Total nonperforming assets                     $18,119     $27,624     $19,224
                                              ========    ========    ========

Nonperforming loans as a % of total loans          2.7%        4.6%        3.2%
Nonperforming assets as a % of total assets        3.7%        6.0%        3.9%
Reserve for loan losses to nonperforming loans    90.1%       53.6%       76.0%


The following is an analysis of nonperforming loans by loan category:

   (In thousands)                             03/31/94    03/31/93    12/31/93
                                              --------    --------    --------
   Residential real estate:
     Mortgages                                  $4,555      $6,680      $4,775
     Homeowner construction                         --           3          --
   Commercial and other:
     Mortgages                                   1,222       1,697       1,319
     Construction and development                   --         251          --
     Other (1)                                   3,280       5,282       4,677
   Installment                                     741       1,234         622
                                              --------    --------    --------
   Total nonperforming loans                    $9,798     $15,147     $11,393
                                              ========    ========    ========

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Nonperforming assets amounted to 3.7% of total assets at March 31, 1994, down from 6.0% at March 31, 1993 and 3.9% at December 31, 1993. Nonperforming loans amounted to $9.8 million, down from the prior year amount of $15.1 million due primarily to increased collection efforts by the Corporation to reduce the level of nonperforming loans. Approximately 50.8% of nonaccrual loans were less than 90 days past due at March 31, 1994. Nonaccrual loans less than 90 days past due have declined $1.7 million since December 31, 1993. This decrease is primarily attributable to the reclassification of approximately $1.3 million in nonaccrual loans to accruing status during the first quarter of 1994. These loans had been performing in accordance with their contractual terms and were considered fully collectible. Payments on nonaccrual loans are recorded as a reduction of principal if full collection of the loan is doubtful, or if impairment of the collateral is identified.

The balance of other real estate owned, including in-substance foreclosures, is comprised of the following types of properties (in thousands):

                                              03/31/94    03/31/93    12/31/93
                                              --------    --------    --------
Property acquired through foreclosure:
  Commercial real estate                        $2,279     $ 2,387      $2,354
  Residential real estate                          459       1,489         382
  Construction and development                     793         880         716
  Land                                           1,116       1,535       1,116
                                                ------     -------      ------
                                                 4,647       6,291       4,568
In-substance foreclosures:
  Commercial real estate                         1,582       2,797       1,671
  Residential real estate                        1,943       3,892       1,443
  Construction and development                     829         741         990
  Land                                             698         682         626
  Other                                            324         402         325
                                                ------     -------      ------
                                                 5,376       8,514       5,055

  Valuation allowance                           (1,702)     (2,328)     (1,792)
                                                ------     -------      ------
  Total other real estate owned                 $8,321     $12,477      $7,831
                                                ======     =======      ======

An analysis of the activity relating to other real estate owned, including in-substance foreclosures, follows (in thousands):

                                              03/31/94    03/31/93
                                              --------    --------
Balance at beginning of year                   $ 9,623     $15,633
Transfers from loans, net                          734         139
Sales and other reductions                        (348)       (994)
Other, net                                          14          27
                                               -------     -------
                                                10,023      14,805
Valuation allowance                             (1,702)     (2,328)
                                               -------     -------
Balance at end of period                       $ 8,321     $12,477
                                               =======     =======

During the three months ended March 31, 1994 the Corporation sold property with a carrying value of approximately $120,000.

The following is an analysis of the OREO valuation allowance (in thousands):

For the three months ended March 31,              1994        1993
- - ------------------------------------            ------      ------
Balance at beginning of period                  $1,792      $2,178
Provision charged to expense                        51         246
Sales and other reductions                         (68)        (55)
Selling expenses incurred                           --         (37)
Other, net                                         (73)         (4)
                                                ------      ------
Balance at end of period                        $1,702      $2,328
                                                ======      ======

Capital Resources
- - -----------------
Total equity capital amounted to $42.7 million or 8.7% of total assets at March 31, 1994. This compares to $35.9 million or 7.8% at March 31, 1993 and $38.5 or 7.9% at December 31, 1993. This increase is largely attributable to unrealized gains on securities available for sale of $3.6 million. (See discussion on page 12 under the caption "Financial Condition and Liquidity" for further details.)

The Corporation's total risk-adjusted capital ratio amounted to 13.20% at March 31, 1994. Banks are required to maintain a minimum capital to risk-adjusted asset ratio of 8%. The Corporation's leverage ratio amounted to 8.01% at March 31, 1994, well above the regulatory requirement of 3%.

Dividends payable at March 31, 1994 amounted to $468,497, representing $.25 per share payable on April 15, 1994; an increase of 13.6% over the $.22 per share paid in the first quarter of 1993.

The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.



Net Interest Income
- - -------------------
(The accompanying schedule on page 17 should be read in conjunction with this discussion.)

Fully taxable equivalent (FTE) net interest income for the three months ended March 31, 1994 amounted to $5.4 million, up 6.0% over the corresponding 1993 period. The FTE interest rate spread (the average rate of return on interest-earning assets less the average cost of interest-bearing funds) amounted to 4.30% for the first three months in 1994 compared to 4.64% for the first quarter of 1993. The net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 4.72% and 4.95% for the three months ended March 31, 1994 and 1993, respectively. The decline in the rates earned on residential mortgages and taxable securities contributed to the decline in these ratios.

The FTE rate of return on interest-earning assets was 7.60% for the quarter ended March 31, 1994, down from 8.45% in the corresponding 1993 period. The FTE rate of return on total loans was 8.13% and 8.87% for the three months ended March 31, 1994 and 1993, respectively.

Demand for residential mortgage refinancings has been steady despite the recent rise in interest rates. Additionally, the demand for adjustable rate mortgages
(ARMs) has risen in the past year. Average ARMs comprised 35.6% of total average residential mortgages, compared to 23.8% in the prior year. The rate of interest charged on this product in the initial year is generally lower than that charged on fixed rate mortgages. The yield on average ARMs amounted to 6.52% for the quarter ended March 31, 1994 compared to 8.76% for fixed rate mortgages. The yield on the residential mortgage portfolio was 7.97% for the quarter ended March 31, 1993, down from 9.24% in the prior year.

Average taxable securities for the quarter ended March 31, 1994 rose 28.0% over the prior year. This increase is attributable to the amount of dutch auction preferred stocks included in average corporate stocks, the additional purchases of U.S. Treasury securities, as well as an average mark to market increase on securities available for sale of $7.8 million. This increase was funded primarily by deposit growth. The yield on taxable securities amounted to 5.92% for the quarter ended March 31, 1994, compared to 6.94% for the comparable 1993 period. (See Note 3 to the Consolidated Condensed Financial Statements for further detail of investment securities and securities available for sale.)

The overall cost of funds on interest-bearing liabilities amounted to 3.30% for the first quarter of 1994, versus 3.81% in the first quarter of 1993. The rates paid on the two largest categories of deposits, time deposits and savings deposits, declined 54 basis points from the prior year.

Average interest-bearing liabilities amounted to $400.5 million for the quarter ended March 31, 1994, up from the March 31, 1993 average of $380.3 million. Average time deposits and average savings deposits accounted for 45.1% and 49.1%, respectively of total interest-bearing liabilities at March 31, 1994. Average Federal Home Loan Bank advances amounted to $22.1 million at March 31, 1994, up from $15.7 million at March 31, 1993. The additional advances were used in part to fund loan demand. The rates of interest paid on advances from the Federal Home Loan Bank were 5.58% and 5.98% for the first quarter of 1994 and 1993, respectively.



   Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)
   ---------------------------------------------------------------------
   The following table presents average balance and interest rate information.  Tax exempt income is converted to a fully taxable equivalent basis by assuming a 34% federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit.  For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency.
   Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Condensed Statements of Income), are included in amounts presented for loans.

   Three months ended March 31,                              1994                            1993
   ---------------------------------------------------------------------------------------------------------
                                                   Average           Yield/         Average           Yield/
   (Dollars in thousands)                          Balance Interest   Rate          Balance Interest   Rate
   ---------------------------------------------------------------------------------------------------------
   Interest-earning assets:
     Residential real estate                      $162,455   3,236    7.97%        $151,723   3,503    9.24%
     Commercial and other                          160,576   3,194    7.96%         147,291   3,067    8.33%
     Installment loans                              34,366     837    9.74%          31,956     832   10.41%
   ---------------------------------------------------------------------------------------------------------
       Total loans                                 357,397   7,267    8.13%         350,056   7,759    8.87%
     Federal funds sold                              7,116      51    2.85%           8,671      59    2.72%
     Taxable securities                             87,453   1,295    5.92%          68,340   1,185    6.94%
     Nontaxable securities                           7,973     124    6.21%           5,888      98    6.62%
   ---------------------------------------------------------------------------------------------------------
   Total interest-earning assets                   459,939   8,736    7.60%         413,869   8,745    8.45%
   Non interest-earning assets                      31,376                           38,550
   ---------------------------------------------------------------------------------------------------------
     Total assets                                 $491,315                         $452,419
   =========================================================================================================
   Interest-bearing liabilities:
     Savings deposits                             $196,662   1,070    2.18%        $188,197   1,279    2.72%
     Time deposits                                 180,684   1,918    4.25%         176,016   2,106    4.79%
     Other                                          23,188     319    5.51%          16,086     238    5.92%
   ---------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities              400,534   3,307    3.30%         380,299   3,623    3.81%
   Non interest-bearing liabilities                 38,242                           36,255
   ---------------------------------------------------------------------------------------------------------
     Total liabilities                             421,424                          416,554
     Total shareholders' equity                     43,759                           35,865
   ---------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity   $491,315                         $452,419
   =========================================================================================================
     Net interest income / interest rate spread             $5,429    4.30%                  $5,122    4.64%
   =========================================================================================================
     Net interest margin                                              4.72%                            4.95%
   =========================================================================================================

   Interest income amounts presented in the table above include the following adjustments for taxable equivalency
   (in thousands):
                                                 March 31, 1994                    March 31, 1993
                                               ------------------                ------------------
     Commercial and other loans                       $ 20                             $ 25
     Nontaxable debt securities                         44                               35
     Corporate stocks                                   56                               73




Noninterest Income and Expense
- - ------------------------------
Total noninterest income for the three months ended March 31, 1994 amounted to $2,065,327, and included gains on sales of securities available for sale of $681,558. These securities gains were taken in connection with a nonrecurring contribution expense. Noninterest income excluding securities gains and gains (losses) on loan sales rose 11.1% over the prior year.

Total noninterest expense for the quarter ended March 31, 1994 amounted to $5,443,356, up 29.2% over the 1993 period. Included in the first quarter 1994 amount is a one-time charitable contribution expense of approximately $700,000 associated with the establishment of a charitable trust.

Salaries and employee benefits rose 24.5% over the prior year quarter.
The increase is attributable to normal salary adjustments and increased staffing levels, and to a lesser extent the adoption of SFAS #112, "Employers' Accounting for Postemployment Benefits", in the first quarter of 1994. The effect of the adoption was not material to the Corporation's financial position or results of operations.

Foreclosed property costs were reduced by 63.0% and amounted to $142,211 for the three months ended March 31, 1994. This decrease is primarily attributable to fewer number of properties owned.

                                  PART II
                             OTHER INFORMATION
                             -----------------

Item 1.      Legal Proceedings
- - ------       -----------------
             None

Item 2.      Changes in Securities
- - ------       ---------------------
             None

Item 3.      Defaults upon Senior Securities
- - ------       -------------------------------
             None

Item 4.      Submission of Matters to a Vote of Security Holders
- - ------       ---------------------------------------------------
             None

Item 5.      Other Information
- - ------       -----------------
             None

Item 6.      Exhibits and Reports on Form 8-K
- - ------       --------------------------------
          (b) The following report on Form 8-K was filed during the quarter ended March 31, 1994:

              On March 15, 1994 a Form 8-K was filed which reported that the Federal Deposit Insurance Corporation (FDIC) agreed to release the subsidiary bank from a January 1993 board of directors resolution regarding the payment of dividends and other matters.

              The January 1993 resolution stated that the subsidiary bank would not pay any dividend to the Registrant unless it provided advance notification to its federal and state regulators and received no reasonable objection. The board resolution also required the subsidiary bank to continue to maintain plans and procedures for the maintenance of asset quality, risk control and capital adequacy.

                              SIGNATURES
                              ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         WASHINGTON TRUST BANCORP, INC.
                                         ------------------------------
                                                  (Registrant)



May 16, 1994                   By: Joseph J. Kirby
                                   --------------------------------
                                   Joseph J. Kirby
                                   President (principal executive officer)




May 16, 1994                   By: Joseph H. Potter
                                   --------------------------------
                                   Joseph H. Potter
                                   Executive Vice President




May 16, 1994                    By: David V. Devault
                                   --------------------------------
                                    David V. Devault
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)