Form 10-Q
period 1994-06-30
WASHINGTON TRUST BANCORP INC
filed 1994-08-12
CIK 737468

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the period ended                      June 30, 1994
                     ----------------------------------------------
                                              or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934
For the transition period from   ________________  to  _____________

Commission file Number                         0-13091
                     -----------------------------------------------
                            WASHINGTON TRUST BANCORP, INC.
- - ---------------------------------------------------------------------

          RHODE ISLAND                               05-0404671
- - -------------------------------                   -----------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

23 BROAD STREET, WESTERLY, RHODE ISLAND                     02891
- - ---------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:   (401) 348-1200
                                                      ---------------
                                              N/A
- - ---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the latest practical date.

            Class                          Outstanding at August 5, 1994
  ------------------------------           --------------------------
  Common stock, $.0625 par value                1,878,992 Shares

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1994


                                    CONTENTS
                                    --------


                                                                       Page No.
PART I.  ITEM 1. Financial Information                                 --------
- - --------------------------------------

   Consolidated Balance Sheets
      June 30, 1994, June 30, 1993, and December 31, 1993                 3

   Consolidated Statements of Income
      Three Months and Six Months Ended June 30, 1994 and 1993            4

   Consolidated Statements of Changes in Shareholders' Equity
      Six Months Ended June 30, 1994 and 1993                             5

   Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1994 and 1993                             6

   Notes to Consolidated Financial Statements                             7


PART I.  ITEM 2.
- - ----------------
   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                          11


PART II.  Other Information                                              19
- - ---------------------------


Signatures                                                               21
- - ----------

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                            June 30,          June 30,        December 31,
ASSETS                                                        1994              1993              1993
- - ------                                                     ----------        ----------        ----------
Cash and due from banks                                 $  14,949,045     $  17,931,327     $  14,978,427
Federal funds sold                                          2,281,972        11,245,000         6,671,701
Securities available for sale, at market value at
  June 30, 1994; cost $32,371,871 at June 30, 1994;
  at lower of cost or market at June 30, 1993 and
  December 31, 1993; market value $46,875,601 and
  $44,420,747 at June 30, 1993 and December 31,
  1993, respectively                                       37,817,390        38,024,838        36,236,543
Mortgage loans held for sale                                  171,981         1,565,497         3,709,499
Investment securities, at cost; market value
  $49,959,924, $39,380,635 and $53,333,595 at
  June 30, 1994 and 1993, and December 31,
  1993, respectively                                       50,832,069        38,267,096        52,497,832

Loans                                                     372,926,264       341,039,253       352,510,695
Less reserve for possible loan losses                       8,747,684         8,468,075         8,657,263
                                                          -----------       -----------       -----------
  Net loans                                               364,178,580       332,571,178       343,853,432
Premises and equipment, net                                14,522,454        14,836,285        14,354,731
Accrued interest receivable                                 3,118,176         3,047,606         2,870,911
Other real estate owned, net                                7,202,977        11,361,544         7,831,146
Other assets                                                2,632,241         3,918,054         4,324,602
                                                          -----------       -----------       -----------
  Total assets                                          $ 497,706,885     $ 472,768,425     $ 487,328,824
                                                          ===========       ===========       ===========


LIABILITIES

Demand deposits                                         $  50,444,990     $  39,926,756     $  43,924,560
Savings deposits                                          191,884,182       197,004,317       200,846,347
Time deposits                                             181,395,410       174,856,057       178,603,713
                                                          -----------       -----------       -----------
  Total deposits                                          423,724,582       411,787,130       423,374,620
Dividends payable                                             469,748           409,617           411,473
Federal Home Loan Bank advances                            26,042,026        20,000,000        20,500,000
Accrued expenses and other liabilities                      3,796,724         3,963,035         4,579,806
                                                          -----------       -----------       -----------
  Total liabilities                                       454,033,080       436,159,782       448,865,899
                                                          -----------       -----------       -----------
SHAREHOLDERS' EQUITY

Common stock of $.0625 par value; authorized
  10,000,000 shares in 1994 and 3,000,000 shares
  in 1993; issued 1,920,000 shares                            120,000           120,000           120,000
Paid-in capital                                             2,899,991         2,782,826         2,822,908
Retained earnings                                          38,128,320        34,756,342        36,418,073
Unrealized gain on securities available for sale            3,267,312                --                --
Treasury stock, at cost; 41,008 shares at
  June 30, 1994, 58,105 shares at June 30, 1993
  and 49,670 shares at December 31, 1993                     (741,818)       (1,050,525)         (898,056)
                                                          -----------       -----------       -----------
  Total shareholders' equity                               43,673,805        36,608,643        38,462,925
                                                          -----------       -----------       -----------
  Total liabilities and shareholders' equity            $ 497,706,885     $ 472,768,425     $ 487,328,824
                                                          ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended            Six Months Ended
                                                                      June 30,                    June 30,
                                                              ----------------------      -----------------------
                                                                 1994        1993            1994         1993
Interest income:
  Interest and fees on loans                                 $7,549,389  $7,279,792       14,795,548   14,657,663
  Investment securities and securities available for sale:
     Interest                                                 1,137,075     970,489        2,262,142    1,941,434
     Dividends                                                  176,753     211,445          370,832      415,231
  Federal funds sold                                             42,304      64,335           92,918      123,510
                                                              ---------   ---------       ----------   ----------
  Total interest income                                       8,905,521   8,526,061       17,521,440   17,137,838
                                                              ---------   ---------       ----------   ----------
Interest expense:
  Savings deposits                                            1,050,681   1,324,680        2,120,822    2,603,683
  Time deposits                                               1,887,310   1,986,064        3,805,150    4,091,611
  Other                                                         391,369     289,275          710,651      527,545
                                                              ---------   ---------       ----------   ----------
  Total interest expense                                      3,329,360   3,600,019        6,636,623    7,222,839
                                                              ---------   ---------       ----------   ----------
Net interest income                                           5,576,161   4,926,042       10,884,817    9,914,999
Provision for loan losses                                       300,000     600,000          600,000    1,400,000
                                                              ---------   ---------       ----------   ----------
Net interest income after provision for loan losses           5,276,161   4,326,042       10,284,817    8,514,999
                                                              ---------   ---------       ----------   ----------
Noninterest income:
  Trust income                                                  800,043     758,794        1,601,563    1,472,677
  Service charges on deposit accounts                           412,278     369,831          795,635      697,841
  Merchant processing fees                                       94,673      77,359          152,241      130,487
  Gains on sales of securities available for sale                    --     147,599          681,558      147,599
  Gains (losses) on loan sales                                   11,909      72,918          (31,817)     263,171
  Other income                                                  177,636     156,242          362,686      345,853
                                                              ---------   ---------       ----------   ----------
  Total noninterest income                                    1,496,539   1,582,743        3,561,866    3,057,628
                                                              ---------   ---------       ----------   ----------
Noninterest expense:
  Salaries and employee benefits                              2,398,778   2,165,042        4,857,999    4,140,763
  Net occupancy                                                 295,758     347,320          603,743      614,006
  Equipment                                                     310,861     308,556          602,897      621,695
  Deposit taxes and assessments                                 299,567     317,662          597,923      634,494
  Foreclosed property costs, net                                (13,379)    115,273          128,832      499,919
  Office supplies                                               149,320     133,538          330,360      263,078
  Advertising and promotion                                     120,102      89,706          262,172      140,339
  Credit and collection                                         121,397     150,626          290,798      230,175
  Charitable contributions                                           --          --          699,897        3,744
  Other                                                         813,435     733,994        1,564,574    1,427,686
                                                              ---------   ---------       ----------   ----------
  Total noninterest expense                                   4,495,839   4,361,717        9,939,195    8,575,899
                                                              ---------   ---------       ----------   ----------
Income before income taxes and
  cumulative effect of accounting change                      2,276,861   1,547,068        3,907,488    2,996,728
Applicable income taxes                                         733,000     518,200        1,259,000    1,004,000
                                                              ---------   ---------       ----------   ----------
Income before cumulative effect of accounting change          1,543,861   1,028,868        2,648,488    1,992,728
Cumulative effect of change in accounting for income taxes           --          --               --      305,000
                                                              ---------   ---------       ----------   ----------
  Net income                                                 $1,543,861  $1,028,868        2,648,488    2,297,728
                                                              =========   =========       ==========   ==========

Weighted average shares outstanding - fully diluted           1,939,251   1,871,379        1,936,795    1,868,848

Earnings per share - fully diluted:
  Income before cumulative effect of accounting change            $ .80       $ .55            $1.37        $1.07
  Cumulative effect of change in accounting for income taxes         --          --               --          .16
                                                                  -----       -----            -----        -----
  Net income                                                      $ .80       $ .55            $1.37        $1.23
                                                                  =====       =====            =====        =====

Cash dividends declared per share                                 $ .25       $ .22            $ .50        $ .44


See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 1994 AND 1993

                                                                             Unrealized
                                                                               gain on
                                                                             securities                       Total
                                    Common      Paid-in       Retained       available       Treasury     Shareholders'
                                    Stock       Capital       Earnings       for sale        Stock          Equity
                                   -------     ---------     ----------     ----------      ----------    ------------
Balances, December 31, 1992      $ 120,000   $ 2,784,205   $ 33,276,746    $        --    $ (1,231,156)  $  34,949,795

Net income, six months
   ended June 30, 1993                                        2,297,728                                      2,297,728
Cash dividends declared                                        (818,132)                                      (818,132)
Issuance of common stock
   from treasury                                  (1,379)                                      180,631         179,252
                                   -------     ---------     ----------     ----------      -----------     ----------
Balances, June 30, 1993          $ 120,000   $ 2,782,826   $ 34,756,342    $        --    $ (1,050,525)  $  36,608,643
                                   =======     =========     ==========     ==========      ===========     ==========




Balances, December 31, 1993      $ 120,000   $ 2,822,908   $ 36,418,073    $        --    $   (898,056)  $  38,462,925

Net income, six months
   ended June 30, 1994                                        2,648,488                                      2,648,488
Cash dividends declared                                        (938,241)                                      (938,241)
Issuance of common stock
   from treasury                                  77,083                                       156,238         233,321
Adoption of SFAS #115                                                        4,910,522                       4,910,522
Change in unrealized gain on
  securities available for sale                                             (1,643,210)                     (1,643,210)
                                   -------     ---------     ----------     ----------      -----------     ----------
Balances, June 30, 1994          $ 120,000   $ 2,899,991   $ 38,128,320    $ 3,267,312    $   (741,818)  $  43,673,805
                                   =======     =========     ==========     ==========      ===========     ==========



See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               Six months ended
                                                                   June 30,
                                                          -------------------------
                                                              1994           1993
                                                          ----------     ----------
Cash flows from operating activities:
  Net income                                            $  2,648,488      2,297,728
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses                                600,000      1,400,000
    Provision for valuation of other real
      estate owned                                           247,160        538,004
    Depreciation of premises and equipment                   670,804        684,375
    Amortization of net deferred loan fees and costs        (375,092)      (269,273)
    Cumulative effect of change in accounting principle           --       (305,000)
    Gains on sales of securities available for sale         (681,558)      (147,599)
    Gains on sales of other real estate owned               (293,177)      (317,467)
    Losses (gains) on loan sales                              31,817       (263,171)
    Proceeds from sales of loans                          10,763,471     12,930,048
    Loans originated for sale                             (7,257,770)    (5,592,801)
    Increase in accrued interest receivable                 (247,265)      (186,109)
    Increase in other assets                                (485,846)      (425,451)
    Increase (decrease) in accrued expenses and
       other liabilities                                    (783,082)       244,337
    Other, net                                               102,650         (2,100)
                                                          ----------     ----------
   Net cash provided by operating activities               4,940,600     10,585,521
                                                          ----------     ----------

Cash flows from investing activities:
  Securities available for sale:
    Purchases                                                     --     (1,300,000)
    Proceeds from sales of equity securities               5,449,897      1,158,847
  Investment securities:
    Purchases                                             (1,454,486)    (5,421,117)
    Maturities and principal repayments                    3,106,866      3,775,390
  Investment in Federal Home Loan Bank stock                (934,000)       (30,800)
  Loan originations in excess of principal
    collected on loans                                   (20,949,551)   (14,738,114)
  Proceeds from sales and other reductions
    of other real estate owned                             1,014,347      1,273,003
  Purchases of premises and equipment                       (838,127)      (471,472)
                                                          ----------     ----------
   Net cash used in investing activities                 (14,605,054)   (15,754,263)
                                                          ----------     ----------

Cash flows from financing activities:
  Net increase in deposits                                   349,962      7,127,125
  Proceeds from Federal Home Loan Bank advances           11,051,500      6,000,000
  Payments of Federal Home Loan Bank advances             (5,509,474)            --
  Proceeds from issuance of commmon stock                    233,321         59,397
  Cash dividends paid                                       (879,966)      (659,102)
                                                          ----------     ----------
   Net cash provided by financing activities               5,245,343     12,527,420
                                                          ----------     ----------

   Net increase (decrease) in cash and cash equivalents   (4,419,111)     7,358,678
   Cash and cash equivalents at beginning of period       21,650,128     21,817,649
                                                          ----------     ----------
   Cash and cash equivalents at end of period           $ 17,231,017     29,176,327
                                                          ==========     ==========

   Noncash Investing Activities:
     Transfers from loans to other real estate owned    $  1,488,543        782,361
     Loans charged off                                       631,364        428,799
     Loans made to facilitate the sale of OREO             1,089,048      1,429,200

   Supplemental Disclosures:
     Interest payments                                  $  5,900,026      4,193,607
     Income taxes payments                                 1,802,787      1,391,278


See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1994 AND 1993



(1)  BASIS OF PRESENTATION
- - --------------------------
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the Corporation) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normally recurring accruals) necessary to present fairly the Corporation's financial position as of June 30, 1994 and 1993 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated. Certain amounts in the 1993 consolidated financial statements have been reclassified to conform to the current reporting format.


(2)  INVESTMENT ACCOUNTING POLICY
- - ---------------------------------
Securities Available for Sale
Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115 (SFAS #115), "Accounting for Certain Investments in Debt and Equity Securities". The Statement requires that securities available for sale be reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax, until realized. The effect of adopting SFAS #115 was an increase in shareholders' equity of $4,910,522 on January 1, 1994.

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


(3)  INCOME TAXES
- - -----------------
Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS #109). Under SFAS #109, income tax expense is determined based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The cumulative effect of adoption of SFAS #109 was an increase to income of $305,000 and was reported in the Corporation's consolidated statement of income for the six months ended June 30, 1993.

The Corporation's deferred tax asset amounted to $1,331,792 at June 30, 1994, $3,305,000 at December 31, 1993, and $2,725,000 at June 30, 1993. The
Corporation recorded a significant reduction in the net deferred tax asset in connection with the adoption of SFAS #115 in the first quarter of 1994, as discussed in Note 1.

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


(4) SECURITIES AVAILABLE FOR SALE
- - ---------------------------------
Securities available for sale are summarized as follows:


                                    Amortized   Unrealized  Unrealized      Market
 June 30, 1994                         Cost       Gains       Losses        Value
 --------------                     ----------  ----------  ----------    ----------
  U.S. Treasury obligations        $25,090,316     330,141    (383,222)  $25,037,235
  Corporate debt securities          1,000,000      10,340          --     1,010,340
  Corporate stocks                   3,374,755   5,566,375     (78,115)    8,863,015
  Federal Home Loan Bank stock       2,906,800          --          --     2,906,800
                                    ----------  ----------   ---------    ----------
                                   $32,371,871   5,906,856    (461,337)  $37,817,390
                                    ==========  ==========   =========    ==========


                                    Amortized   Unrealized  Unrealized      Market
 June 30, 1993                         Cost       Gains       Losses        Value
 --------------                     ----------  ----------  ----------    ----------
  U.S. Treasury obligations        $23,136,818   1,248,367          --   $24,385,185
  Corporate debt securities          1,000,000          --      (2,000)      998,000
  Corporate stocks                  11,915,220   7,659,761     (55,365)   19,519,616
  Federal Home Loan Bank stock       1,972,800          --          --     1,972,800
                                    ----------  ----------   ---------    ----------
                                   $38,024,838   8,908,128     (57,365)  $46,875,601
                                    ==========  ==========   =========    ==========


Included in corporate stocks at June 30, 1993 were $8.5 million of auction rate preferred stocks. These are preferred stock instruments whose dividend rate is reset by auction every 49 days to a market rate which results in a market value of par.

U.S. Treasury obligations with a carrying value of $2,997,510 and $2,996,176 were pledged to secure public deposits and for other purposes at June 30, 1994 and 1993, respectively.

Proceeds from sales of corporate stocks available for sale amounted to $5,449,897 and $1,158,847 for the six months ended June 30, 1994 and 1993, respectively. Gross gains of $681,558 and $147,599 were realized on these sales. No losses were realized on these sales. Realized gains from sales of corporate stocks were determined using the average cost method.



(5)  INVESTMENT SECURITIES
- - --------------------------
The amortized cost and estimated market values of investment securities are summarized as follows:

                                       Carrying   Unrealized  Unrealized     Market
 June 30, 1994                          Value       Gains       Losses       Value
 --------------                        --------   ----------  ----------   -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government agencies              $21,413,371       4,508    (483,289)  $20,934,590
  Mortgage-backed securities          21,076,887      14,700    (359,934)   20,731,653
  States and political subdivisions    8,341,811      79,124    (127,254)    8,293,681
                                     -----------  ----------   ---------   -----------
                                     $50,832,069      98,332    (970,477)  $49,959,924
                                     ===========  ==========   =========   ===========

                                       Carrying   Unrealized  Unrealized     Market
 June 30, 1993                          Value       Gains       Losses       Value
 --------------                        --------   ----------  ----------   -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government agencies              $ 7,999,078      64,672          --   $ 8,063,750
  Mortgage-backed securities          23,716,675     981,605     (14,627)   24,683,653
  States and political subdivisions    6,551,343      97,210     (15,321)    6,633,232
                                     -----------  ----------   ---------   -----------
                                     $38,267,096   1,143,487     (29,948)  $39,380,635
                                     ===========  ==========   =========   ===========



Investment securities with a carrying value of $999,732 and $999,962 were pledged to secure public deposits and for other purposes at June 30, 1994 and 1993, respectively.

There were no sales or transfers of investment securities during the six months ended June 30, 1994 and 1993.

(6) LOAN PORTFOLIO
- - ------------------

                                                    June 30,
                                            ------------------------
                                                1994         1993
                                            -----------  -----------
    Residential real estate:
      Mortgages                            $165,712,637  149,677,135
      Homeowner construction                  6,298,735    5,713,857
                                            -----------  -----------
    Total residential real estate           172,011,372  155,390,992
                                            -----------  -----------
    Commercial and other:
      Mortgages                              49,799,199   41,197,967
      Construction and development           10,933,008   10,954,039
      Other                                 101,411,633  101,328,165
                                            -----------  -----------
    Total commercial                        162,143,840  153,480,171
                                            -----------  -----------
    Installment                              38,771,052   32,168,090
                                            -----------  -----------
                                           $372,926,264  341,039,253
                                            ===========  ===========




(7) RESERVE FOR POSSIBLE LOAN LOSSES
- - ------------------------------------
The following is an analysis of the reserve for possible loan losses:


                                          Three months ended          Six months ended
                                                June 30,                  June 30,
                                        ---------------------      ----------------------
                                          1994         1993           1994         1993
                                        --------     --------      ---------    ---------
  Balance at beginning of period       $8,830,051   $8,111,371    $8,657,263   $7,342,276
  Provision charged to expense            300,000      600,000       600,000    1,400,000
  Recoveries                               58,618       32,747       121,785      154,598
  Loans charged off                      (440,985)    (276,043)     (631,364)    (428,799)
                                        ---------    ---------     ---------    ---------
  Balance at end of period             $8,747,684   $8,468,075    $8,747,684   $8,468,075
                                        =========    =========     =========    =========

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- - ---------------------
Net income for the three months ended June 30, 1994 amounted to $1,543,861, a 50.1% increase over the $1,028,868 recorded in the second quarter of 1993. Earnings per share for the quarter ended June 30, 1994 amounted to $.80, up 45.5% from $.55 per share in the second quarter of 1993. Net income for the six months ended June 30, 1994 amounted to $2,648,488, 32.9% higher than the $1,992,728 net income before accounting change recorded in the first six months of 1993. Earnings per share for the six months ended June 30, 1994 amounted to $1.37 compared to $1.07 per share on net income before accounting change for the comparable 1993 period.

In the first quarter of 1993, the Corporation changed its method of accounting for income taxes. The cumulative effect of this change in accounting principle resulted in a one time benefit of $305,000 or $.16 per share. Earnings for the six months ended June 30, 1993, including the effect of this accounting change, amounted to $2,297,728, or $1.23 per share.

Gains on sales of securities available for sale for the quarters ended June 30, 1994 and 1993 were $0 and $147,599, respectively. The corresponding amounts for the six months ended June 30, 1994 and 1993 were $681,558 and $147,599. The 1994 gains were taken in connection with a nonrecurring contribution expense of approximately $700,000 recorded in the first quarter of 1994 for the establishment of a charitable trust.

The provision for loan losses for the second quarter of 1994 amounted to $300,000, down from $600,000 for the second quarter of 1993. For the six months ended June 30, 1994 and 1993, the provision for loan losses was $600,000 and $1.4 million, respectively.


Financial Condition and Liquidity
- - ---------------------------------
Total assets amounted to $497.7 million at June 30, 1994, up 5.3% from the June 30, 1993 balance of $472.8 million. Average assets rose 7.7% to $493.6 million for the six months ended June 30, 1994, up from $457.6 million for the comparable 1993 period.

Securities Available for Sale - As discussed in Note 2 to the Consolidated Financial Statements, the Corporation adopted SFAS #115 as of January 1, 1994. The effect of the adoption of SFAS #115 was an increase in the carrying value of the securities and a corresponding increase (net of tax) in shareholders' equity of $4,910,522. During the six months ended June 30, 1994, the unrealized gains on these securities declined by $2.7 million primarily as a result of the rise in interest rates since January 1, 1994 as well as gains realized on sales of corporate stocks amounting to $686,558 for the six months ended June 30, 1994. The resultant reduction in shareholders' equity amounted to $1,643,210.

The market value of corporate stocks available for sale amounted to $8.9 million at June 30, 1994, $10.6 million lower than the year-earlier amount. This decrease was primarily due to the decline in the balance of auction rate preferred stocks which the Corporation elected not to renew for liquidity purposes.

Investment Securities - The carrying value of investment securities amounted to $50.8 million at June 30, 1994, up from $38.3 million in the prior year. The market value of investment securities amounted to $50.0 million, representing a net unrealized loss of approximately $872,000 attributable to increases in interest rates in 1994.

Loans - Total loans amounted to $372.9 million at June 30, 1994, an increase of $31.9 million, or 9.3%, from the prior year amount of $341.0 million. All categories of loans exhibited an increase over the 1993 amount except for commercial construction loans which decreased only nominally.

Residential mortgage loan demand was strong throughout 1993 and continued through the first quarter of 1994, but appears to be leveling off with the rise in rates that has occurred in 1994. Residential mortgages amounted to $165.7 million at June 30, 1994, up from $149.7 at June 30, 1993. Adjustable rate mortgages (ARMs) continue to increase as a percent of total residential mortgages, as borrowers opt to take advantage of the attractive rates that this product offers. ARMs accounted for 40.0% of total residential mortgages outstanding at June 30, 1994 up from 28.2% of total residential mortgages at June 30, 1993.

Demand for commercial loans continued to strengthen in the first half of 1994, a trend which began in the second half of 1993 after a sustained period of weak commercial loan demand. Total commercial loans amounted to $162.1 million at June 30, 1994, up 5.6% from the year-earlier balance of $153.5 million, due primarily to an increase of $8.6 million in commercial mortgages.

Deposits and Other Borrowings - Customer deposits and other purchased liabilities are the primary sources of liquidity for the Corporation. Total deposits amounted to $423.7 million at June 30, 1994, up 2.9% from the $411.8 million reported at June 30, 1993. Time and demand deposits increased by $6.5 million and $10.5 million, respectively, while savings deposits decreased by $5.1 million from the June 30, 1993 amount. (See additional discussion of deposit composition under the caption "Net Interest Income".)

The Corporation utilizes advances from the Federal Home Loan Bank of Boston (FHLBB) as a funding source. FHLBB advances amounted to $26.0 million at June 30, 1994, with maturities generally less than five years. FHLBB advances were $20.0 million at June 30, 1993.

Asset Quality
- - -------------
Nonperforming assets are summarized in the following table:

(Dollars in thousands)                        06/30/94    06/30/93    12/31/93
                                              --------    --------    --------
Nonaccrual loans 90 days or more past due      $ 3,804     $ 7,236     $ 4,687
Nonaccrual loans less than 90 days past due      4,918       8,162       6,684
Accruing loans 90 days or more past due             18          90          22
                                              --------    --------    --------
Total nonperforming loans                        8,740      15,488      11,393
                                              --------    --------    --------
Other real estate owned:
  In-substance foreclosures                      5,192       8,409       5,055
  Properties acquired through foreclosure        3,638       5,219       4,568
  Valuation allowance                           (1,627)     (2,266)     (1,792)
                                              --------    --------    --------
Total other real estate owned                    7,203      11,362       7,831
                                              --------    --------    --------
Total nonperforming assets                     $15,943     $26,850     $19,224
                                              ========    ========    ========

Nonperforming loans as a % of total loans          2.3%        4.3%        3.2%
Nonperforming assets as a % of total assets        3.2%        5.7%        3.9%
Reserve for loan losses to nonperforming loans   100.1%       54.7%       76.0%


The following is an analysis of nonperforming loans by loan category:

   (In thousands)                             06/30/94    06/30/93    12/31/93
                                              --------    --------    --------
   Residential real estate mortgages           $ 4,819     $ 6,377     $ 4,775
   Commercial and other:
     Mortgages                                     731       1,544       1,319
     Construction and development                   --         115          --
     Other  (1)                                  2,530       6,162       4,677
   Installment                                     660       1,290         622
                                              --------    --------    --------
   Total nonperforming loans                   $ 8,740     $15,488     $11,393
                                              ========    ========    ========

(1) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.



Nonperforming assets amounted to 3.2% of total assets at June 30, 1994, down from 5.7% at June 30, 1993 and 3.9% at December 31, 1993. Nonperforming loans amounted to $8.7 million at June 30, 1994, down $6.7 million, or 44%, from the prior year due primarily to increased collection efforts by the Corporation to reduce the level of nonperforming loans. Approximately 56% of nonaccrual loans were less than 90 days past due at June 30, 1994. Nonaccrual loans less than 90 days past due have declined $1.8 million since December 31, 1993. This decrease is attributable to the reclassification of approximately $2.0 million of nonaccrual loans to accruing status during the first half of 1994. These loans had been performing in accordance with their contractual terms and were considered fully collectible. Payments on nonaccrual loans are recorded as a reduction of principal if full collection of the loan is doubtful, or if impairment of the collateral is identified.

The balance of other real estate owned, including in-substance foreclosures, is comprised of the following types of properties (in thousands):


                                              06/30/94    06/30/93    12/31/93
Property acquired through foreclosure:        --------    --------    --------
  Commercial real estate                       $ 1,775     $ 2,190      $2,354
  Residential real estate                          200         881         382
  Construction and development                     664         865         716
  Land                                             999       1,283       1,116
                                               -------     -------      ------
                                                 3,638       5,219       4,568
In-substance foreclosures:
  Commercial real estate                         1,628       2,864       1,671
  Residential real estate                        2,032       3,795       1,443
  Construction and development                     317         700         990
  Land                                             626         682         626
  Other                                            589         368         325
                                               -------     -------      ------
                                                 5,192       8,409       5,055

Valuation allowance                             (1,627)     (2,266)     (1,792)
                                               -------     -------      ------
Total other real estate owned                  $ 7,203     $11,362      $7,831
                                               =======     =======      ======


An analysis of the activity relating to other real estate owned, including in-substance foreclosures, follows (in thousands):


                                              06/30/94    06/30/93
                                              --------    --------
Balance at beginning of year                   $ 9,623     $15,633
Transfers from loans, net                        1,488         782
Sales and other reductions                      (2,306)     (2,832)
Other, net                                          25          45
                                               -------     -------
                                                 8,830      13,628
Valuation allowance                             (1,627)     (2,266)
                                               -------     -------
Balance at end of period                       $ 7,203     $11,362
                                               =======     =======


During the six months ended June 30, 1994 the Corporation sold property with a carrying value of approximately $1,396,000.

The following is an analysis of the OREO valuation allowance (in thousands):


For the six months ended June 30,                1994         1993
- - ---------------------------------               ------       ------
Balance at beginning of period                  $1,792       $2,178
Provision charged to expense                       247          538
Reductions attributable to sales                  (221)        (343)
Selling expenses incurred                          (34)         (64)
Other, net                                        (157)         (43)
                                                ------       ------
Balance at end of period                        $1,627       $2,266
                                                ======       ======

Capital Resources
- - -----------------
Total equity capital amounted to $43.7 million or 8.8% of total assets at June 30, 1994, compared to $36.6 million or 7.7% of total assets at June 30, 1993. The increase in the equity-to-assets ratio in 1994 is attributable to unrealized gains (net of income tax) on securities available for sale of $3.3 million at June 30, 1994 and approximately $1.9 million in undistributed earnings and capital contributions from the Corporation's dividend reinvestment plan. (See discussion under the caption "Financial Condition and Liquidity" for further details.)

The Corporation's total risk-adjusted capital ratio amounted to 13.43% at June 30, 1994. Banks are required to maintain a minimum capital to risk-adjusted assets ratio of 8%. The Corporation's leverage ratio amounted to 8.15% at June 30, 1994, well above the regulatory requirement of 3%.

During the second quarter of 1994, the Corporation declared a $.25 per share dividend, payable July 15, 1994 to shareholders of record as of July 1, 1994. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

On July 21, 1994, the Corporation's board of directors voted to approve a 3-for-2 stock split on shares of common stock. The stock split, in the form of a stock dividend, will be paid on August 31, 1994 to shareholders of record as of August 1, 1994. The par value of the common stock will remain unchanged at $.0625 per share. Cash payments will be made in lieu of issuing fractional shares. The cash payment for fractional shares will be based on the average of the closing bid and asked prices of the common stock as reported by NASDAQ on the record date, August 1, 1994, which amounted to $34.50 per share.


Net Interest Income
- - -------------------
(The accompanying schedule on page 16 should be read in conjunction with this discussion.)

Fully taxable equivalent (FTE) net interest income for the six months ended
June 30, 1994 amounted to $11.1 million, an increase of 9.2% over the $10.2 million earned for the corresponding 1993 period. This increase resulted from a rise in average interest-earning assets of 10.3% from the prior year, with average interest-bearing liabilities increasing by only 4.8%. Despite the increase in FTE net interest income, the FTE interest rate spread decreased
16 basis points, to 4.39% at June 30, 1994. The net interest margin (net interest income as a percent of average interest-earning assets) amounted to 4.82% at June 30, 1994, down slightly from the prior year amount of 4.87%.
Lower rates earned on loans, especially those relating to residential mortgages, contributed to the decline in these ratios.

The FTE yield on total loans amounted to 8.17% for the six months ended June 30, 1994, compared to 8.79% for the comparable 1993 period. Although yields on all categories of loans have declined, the residential mortgage portfolio has experienced the most significant decline due to the large volume of refinancings that occurred during the latter half of 1993. The yield on total residential mortgages was 7.87% for the first half of 1994, down from 9.00% for the same 1993 period. Demand for fixed rate mortgage refinancings has slowed in 1994.



   Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)
   ---------------------------------------------------------------------
   The following table presents average balance and interest rate information.  Tax exempt income is converted to a fully taxable equivalent basis by assuming a 34% federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit.  For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency.
   Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income), are included in amounts presented for loans.

   Six months ended June 30,                                  1994                             1993
   ---------------------------------------------------------------------------------------------------------
                                                   Average           Yield/         Average           Yield/
   (Dollars in thousands)                          Balance Interest   Rate          Balance Interest   Rate
   ---------------------------------------------------------------------------------------------------------
   Interest-earning assets:
     Residential real estate                      $165,530   6,513    7.87%        $153,244   6,895    9.00%
     Commercial and other                          162,039   6,584    8.13%         149,485   6,138    8.21%
     Installment loans                              35,555   1,739    9.78%          31,849   1,673   10.51%
   ---------------------------------------------------------------------------------------------------------
       Total loans                                 363,124  14,836    8.17%         334,578  14,706    8.79%
     Federal funds sold                              5,962      93    3.12%           9,030     123    2.74%
     Taxable securities                             84,495   2,576    6.10%          68,779   2,372    6.90%
     Nontaxable securities                           8,141     254    6.23%           6,200     210    6.77%
   ---------------------------------------------------------------------------------------------------------
   Total interest-earning assets                   461,722  17,759    7.69%         418,587  17,411    8.32%
   Non interest-earning assets                      31,851                           39,008
   ---------------------------------------------------------------------------------------------------------
     Total assets                                 $493,573                         $457,595
   =========================================================================================================
   Interest-bearing liabilities:
     Savings deposits                             $195,450   2,121    2.17%        $190,586   2,608    2.74%
     Time deposits                                 180,015   3,805    4.23%         174,430   4,088    4.69%
     Other                                          26,275     711    5.41%          18,166     527    5.81%
   ---------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities              401,740   6,637    3.30%         383,182   7,223    3.77%
   Non interest-bearing liabilities                 48,073                           38,242
   ---------------------------------------------------------------------------------------------------------
     Total liabilities                             449,813                          421,424
     Total shareholders' equity                     43,760                           36,171
   ---------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity   $493,573                         $457,595
   =========================================================================================================
     Net interest income / interest rate spread            $11,122    4.39%                 $10,188    4.55%
   =========================================================================================================
     Net interest margin                                              4.82%                            4.87%
   =========================================================================================================

   Interest income amounts for the six months ended June 30, 1994 and 1993 presented in the table above include the following adjustments for taxable equivalency (in thousands):

                                                      1994                  1993
                                                      ----                  ----
     Commercial and other loans                       $ 41                  $ 49
     Nontaxable debt securities                         90                    60
     Corporate stocks                                  107                   150


However, demand for adjustable rate mortgages (ARMs) continues to rise, especially in response to the recent rise in interest rates. Average ARMs comprised 35.9% of total average residential mortgages at June 30, 1994, compared to 24.8% in the prior year. The rate of interest charged on this product in the initial year is generally lower than that charged on fixed rate mortgages. The yield on average ARMs amounted to 6.58% for the six months ended June 30, 1994 compared to 8.59% for fixed rate mortgages. For the corresponding 1993 period, ARMs yielded 6.73% and fixed rate mortgages yielded 9.75%.

Average interest-bearing liabilities amounted to $401.7 million at June 30, 1994, up from the June 30, 1993 average of $383.2 million. The overall cost of funds on interest-bearing liabilities amounted to 3.30% for the first six months of 1994, down 47 basis points from 3.77% reported for the first six months of 1993. The rates paid on both savings and time deposits decreased from the prior year, while their average balances increased. Average Federal Home Loan Bank
(FHLB) advances amounted to $23.7 million at June 30, 1994, up from $17.8 million at June 30, 1993. The additional advances were used in part to fund loan demand. The average rates of interest paid on FHLB advances were 5.56% and 5.85% for the six months ended June 30, 1994 and 1993, respectively.

For the quarter ended June 30, 1994, the Corporation's FTE interest rate spread amounted to 4.48%, up slightly from the second quarter of 1993 amount of 4.46%. The net interest margin increased to 4.91% for the second quarter of 1994, up from 4.79% for the prior year quarter. The FTE rate of return on interest-earning assets amounted to 7.79% for the quarter ended June 30, 1994, down 40 basis points from the prior year quarter primarily due to the lower rates earned on fixed rate residential mortgages. Yields on loans whose interest rate varies with the prime rate, i.e. commercial loans and certain consumer loans, rose in the second quarter of 1994, reflecting the recent increases in the prime rate.

The Corporation's cost of funds for the quarter ended June 30, 1994 was 3.31%, down from 3.73% during the 1993 quarter. The rate of interest paid on savings deposits amounted to 2.16%, down from 2.76% in the prior year quarter. The cost of time deposits declined by 37 basis points, to 4.21% for the second quarter of 1994. Average advances from the FHLB and the rate paid thereon amounted to $25.3 million and 5.54% for the quarter ended June 30, 1994. Corresponding amounts for the 1993 quarter were $20.0 million and 5.74%.

In May 1994, the Corporation entered into interest rate swap agreements with a total notional principal amount of $10 million. Under the agreements, the Corporation pays a quarterly-resetting rate on the notional balance while receiving a fixed rate over the life of the swaps. The swaps were executed in conjunction with a promotional term deposit program. The purpose of the swaps is to convert the fixed rate paid on the promotional term deposits to a quarterly-resetting rate based on 3-month LIBOR. The notional balance of these agreements is not included in the Corporation's Consolidated Balance Sheets and the interest differential was not significant.


Noninterest Income and Expense
- - ------------------------------
Total noninterest income for the six months ended June 30, 1994 amounted to $3,561,866, up 16.5% from the 1993 amount of $3,057,628. Included in noninterest income for the six months ended June 30, 1994 were gains on sales of securities available for sale of $681,558. These securities gains were taken in connection with a nonrecurring contribution expense associated with the establishment of a charitable trust in the first quarter of 1994. Noninterest income excluding securities gains and gains (losses) on loan sales rose 10.0% over the prior year, with trust income and service charges on deposit accounts accounting for the majority of this increase.

Total noninterest expense for the six months ended June 30, 1994 amounted to $9,939,195, up 15.9% over the 1993 period. Included in the 1994 amount is a one-time charitable contribution expense of approximately $700,000 associated with the establishment of a charitable trust.

Salaries and employee benefits rose 17.3% over the prior year due to increased staffing levels and normal salary adjustments, as well as higher profit sharing and incentive plan costs. Also included in noninterest expense are credit and collection costs. These consist largely of legal, appraisal and other costs associated with collecting problem loans and securing collateral thereon. These costs amounted to $290,798 for the six months ended June 30, 1994, up 26.3% from the comparable 1993 period.

Foreclosed property costs declined by 74.2% from the prior year and amounted to $499,919 for the six months ended June 30, 1994. This decrease is primarily attributable to fewer number of properties owned and a reduction in the amount of write-downs recorded to adjust the carrying values of the properties to fair value.

For the three months ended June 30, 1994, noninterest income decreased by 5.4% from the prior year quarter. This decline was due to securities gains of $147,599 taken in the second quarter of 1993, while no securities gains were taken in the same 1994 period.

For the three months ended June 30, 1994, total noninterest expense rose 3.1%. Salaries and employee benefits amounted to $2,398,778, up 10.8% over the prior year quarter due to increased staffing levels, normal salary adjustments and higher profit sharing and incentive plan costs. Foreclosed property costs were reduced by approximately $129,000 for the second quarter of 1994 due primarily to realized gains on sales of properties.

                                     PART II
                                OTHER INFORMATION
                                -----------------

Item 1.     Legal Proceedings
- - ------      -----------------
            None


Item 2.     Changes in Securities
- - ------      ---------------------
            None


Item 3.     Defaults upon Senior Securities
- - ------      -------------------------------
            None



Item 4.     Submission of Matters to a Vote of Security Holders
- - ------      ---------------------------------------------------
            (a) The Annual Meeting of Shareholders was held May 17, 1994.

            (c) Other matters voted upon were as follows:

             *  A Proposal to elect Steven J. Crandall, Richard A. Grills, James
                W. McCormick, Jr., Victor J. Orsinger, II, James P. Sullivan and Neil H. Thorp as directors of the Corporation for three year terms expiring at the 1997 Annual Meeting of Shareholders passed as follows:

                                           Votes       Votes
                                          In Favor    Against   Abstentions
                                         ---------    -------   -----------
                Steven J. Crandall       1,417,558       0         2,929
                Richard A. Grills        1,411,414       0         9,074
                James W. McCormick, Jr.  1,411,574       0         8,914
                Victor J. Orsinger, II   1,413,674       0         6,814
                James P. Sullivan        1,417,926       0         2,562
                Neil H. Thorp            1,419,674       0           814

             * A Proposal to amend Article FOURTH of the Corporation's Restated Articles of Incorporation to increase the number of shares of the Corporation's Common Stock, $.0625 par value, that may be issued from 3,000,000 to 10,000,000 shares passed by a vote of 1,318,795 shares in favor; 72,566 shares against; with 29,126 abstentions.

             * A Proposal to approve the selection of KPMG Peat Marwick as independent auditors of the Corporation for the year ending December 31, 1994 was passed by a vote of 1,412,174 shares in favor; 8,314 shares against; with no abstentions.

Item 5.     Other Information
- - ------      -----------------
            None


Item 6.     Exhibits and Reports on Form 8-K
- - ------      --------------------------------
            None

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


                                      WASHINGTON TRUST BANCORP, INC.
                                      ------------------------------
                                               (Registrant)



August 12, 1994                  By:  Joseph J. Kirby
                                  --------------------------------
                                       Joseph J. Kirby
                                       President




August 12, 1994                  By:  Joseph H. Potter
                                  --------------------------------
                                       Joseph H. Potter
                                       Executive Vice President




August 12, 1994                   By:  David V. Devault
                                      --------------------------------
                                       David V. Devault
                                       Vice President and Chief Financial