Form 10-Q
period 1994-09-30
WASHINGTON TRUST BANCORP INC
filed 1994-11-14
CIK 737468

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549
                                      FORM 10-Q

                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the period ended               September 30, 1994
                     ----------------------------------------------
                                              or
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

APPLICABLE ONLY TO CORPORATE ISSUERS:
Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of the latest practical date.

            Class                          Outstanding at November 1, 1994
  ------------------------------           --------------------------
  Common stock, $.0625 par value                2,819,575 Shares

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1994


                                    CONTENTS
                                    --------


                                                                       Page No.
PART I.  ITEM 1. Financial Information                                 --------
- - --------------------------------------

   Consolidated Balance Sheets
      September 30, 1994, September 30, 1993, and December 31, 1993       3

   Consolidated Statements of Income
      Three Months and Nine Months Ended September 30, 1994 and 1993      4

   Consolidated Statements of Changes in Shareholders' Equity
      Nine Months Ended September 30, 1994 and 1993                       5

   Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1994 and 1993                       6

   Notes to Consolidated Financial Statements                             7


PART I.  ITEM 2.
- - ----------------
   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                          11


PART II.  Other Information                                              20
- - ---------------------------



Signatures                                                               21
- - ----------

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                           September 30,     September 30,     December 31,
ASSETS                                                         1994              1993              1993
- - ------                                                     -------------     -------------     ------------
Cash and due from banks                                  $  13,960,976     $  16,312,217     $  14,978,427
Federal funds sold                                           3,812,143         5,680,000         6,671,701
Securities available for sale, at market value at
  September 30, 1994; cost $35,856,443 at September 30,
  1994; at lower of cost or market at September 30,
  1993 and December 31, 1993; market value
  $51,405,322 and $44,420,747 at September 30, 1993
  and December 31, 1993, respectively                       41,182,787        42,254,917        36,236,543
Mortgage loans held for sale                                        --         2,210,648         3,709,499
Investment securities, at cost; market value
  $50,322,579, $51,242,042 and $53,333,595 at
  September 30, 1994 and 1993, and December 31,
  1993, respectively                                        51,948,657        50,111,286        52,497,832

Loans                                                      379,328,936       348,088,482       352,510,695
Less reserve for possible loan losses                        8,760,005         8,826,631         8,657,263
                                                           -----------       -----------       -----------
  Net loans                                                370,568,931       339,261,851       343,853,432
Premises and equipment, net                                 14,604,000        14,596,420        14,354,731
Accrued interest receivable                                  3,193,769         2,945,617         2,870,911
Other real estate owned, net                                 6,796,061         9,886,382         7,831,146
Other assets                                                 2,588,864         4,569,020         4,324,602
                                                           -----------       -----------       -----------
  Total assets                                           $ 508,656,188     $ 487,828,358     $ 487,328,824
                                                           ===========       ===========       ===========

LIABILITIES

Demand deposits                                          $  53,730,240     $  44,924,928     $  43,924,560
Savings deposits                                           194,767,198       202,679,450       200,846,347
Time deposits                                              191,014,875       178,819,814       178,603,713
                                                           -----------       -----------       -----------
  Total deposits                                           439,512,313       426,424,192       423,374,620
Dividends payable                                              563,736           410,599           411,473
Federal Home Loan Bank advances                             19,532,394        19,000,000        20,500,000
Accrued expenses and other liabilities                       4,241,063         4,383,476         4,579,806
                                                           -----------       -----------       -----------
  Total liabilities                                        463,849,506       450,218,267       448,865,899
                                                           -----------       -----------       -----------
SHAREHOLDERS' EQUITY

Common stock of $.0625 par value; authorized
  10,000,000 shares in 1994 and 3,000,000 shares
  in 1993; issued 2,880,000 shares                             180,000           120,000           120,000
Paid-in capital                                              2,839,991         2,799,344         2,822,908
Retained earnings                                           39,332,747        35,660,616        36,418,073
Unrealized gain on securities available for sale             3,195,806                --                --
Treasury stock, at cost; 61,568 shares in
  September 30, 1994, 80,465 shares at September 30, 1993
  and 74,505 shares at December 31, 1993                      (741,862)         (969,869)         (898,056)
                                                           -----------       -----------       -----------
  Total shareholders' equity                                44,806,682        37,610,091        38,462,925
                                                           -----------       -----------       -----------
  Total liabilities and shareholders' equity             $ 508,656,188     $ 487,828,358     $ 487,328,824
                                                           ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,               September 30,
                                                                ------------------           -----------------
                                                                 1994        1993            1994         1993
                                                                -------    -------           -------    -------
Interest income:
  Interest and fees on loans                                 $7,948,985  $7,497,066       22,744,533   22,154,729
  Investment securities and securities available for sale:
     Interest                                                 1,136,308   1,061,970        3,398,450    3,003,404
     Dividends                                                  172,259     242,537          543,091      657,768
  Federal funds sold                                             99,412     117,045          192,330      240,555
                                                              ---------   ---------       ----------   ----------
  Total interest income                                       9,356,964   8,918,618       26,878,404   26,056,456
                                                              ---------   ---------       ----------   ----------
Interest expense:
  Savings deposits                                            1,104,627   1,200,334        3,225,449    3,804,017
  Time deposits                                               1,974,678   2,041,009        5,779,828    6,132,620
  Other                                                         325,417     287,044        1,036,068      814,589
                                                              ---------   ---------       ----------   ----------
  Total interest expense                                      3,404,722   3,528,387       10,041,345   10,751,226
                                                              ---------   ---------       ----------   ----------
Net interest income                                           5,952,242   5,390,231       16,837,059   15,305,230
Provision for loan losses                                       200,000     600,000          800,000    2,000,000
                                                              ---------   ---------       ----------   ----------
Net interest income after provision for loan losses           5,752,242   4,790,231       16,037,059   13,305,230
                                                              ---------   ---------       ----------   ----------
Noninterest income:
  Trust income                                                  880,659     722,648        2,482,222    2,195,325
  Service charges on deposit accounts                           408,265     355,101        1,203,900    1,052,942
  Merchant processing fees                                      326,115     274,576          478,356      405,063
  Gains on sales of securities available for sale                    --     198,245          681,558      345,844
  Gains (losses) on loan sales                                   13,276     167,612          (18,541)     430,783
  Other income                                                  193,424     162,134          556,110      507,987
                                                              ---------   ---------       ----------   ----------
  Total noninterest income                                    1,821,739   1,880,316        5,383,605    4,937,944
                                                              ---------   ---------       ----------   ----------
Noninterest expense:
  Salaries and employee benefits                              2,557,631   2,363,261        7,415,630    6,504,024
  Net occupancy                                                 313,090     287,690          916,833      901,696
  Equipment                                                     300,599     302,300          903,496      923,995
  Deposit taxes and assessments                                 295,726     290,782          893,649      925,276
  Foreclosed property costs, net                                132,808      51,961          261,640      551,880
  Office supplies                                               177,227     120,956          507,587      384,034
  Advertising and promotion                                      64,923     138,950          327,095      279,289
  Credit and collection                                         106,403     222,235          397,201      452,410
  Charitable contributions                                           --          --          699,897        3,744
  Other                                                       1,011,340     876,539        2,575,914    2,304,225
                                                              ---------   ---------       ----------   ----------
  Total noninterest expense                                   4,959,747   4,654,674       14,898,942   13,230,573
                                                              ---------   ---------       ----------   ----------
Income before income taxes and
  cumulative effect of accounting change                      2,614,234   2,015,873        6,521,722    5,012,601
Applicable income taxes                                         844,000     701,000        2,103,000    1,705,000
                                                              ---------   ---------       ----------   ----------
Income before cumulative effect of accounting change          1,770,234   1,314,873        4,418,722    3,307,601
Cumulative effect of change in accounting for income taxes           --          --               --      305,000
                                                              ---------   ---------       ----------   ----------
  Net income                                                 $1,770,234  $1,314,873        4,418,722    3,612,601
                                                              =========   =========       ==========   ==========


Weighted average shares outstanding - fully diluted           2,893,520   2,824,863        2,889,834    2,821,100

Earnings per share - fully diluted:
  Income before cumulative effect of accounting change            $ .61       $ .47            $1.53        $1.17
  Cumulative effect of change in accounting for income taxes         --          --               --          .11
                                                                  -----       -----            -----        -----
  Net income                                                      $ .61       $ .47            $1.53        $1.28
                                                                  =====       =====            =====        =====

Cash dividends declared per share                                 $ .20       $ .15            $ .53        $ .44

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993




                                                                            Unrealized
                                                                              gain on
                                                                            securities                       Total
                                    Common      Paid-in       Retained       available       Treasury     Shareholders'
                                    Stock       Capital       Earnings       for sale        Stock          Equity
                                   -------     ---------     ----------     ----------      ----------    ------------
Balances, December 31, 1992      $ 120,000   $ 2,784,205   $ 33,276,746    $        --    $ (1,231,156)  $  34,949,795

Net income, nine months
   ended September 30, 1993                                   3,612,601                                      3,612,601
Cash dividends declared                                      (1,228,731)                                    (1,228,731)
Issuance of common stock
   from treasury                                  15,139                                       261,287         276,426
                                   -------     ---------     ----------     ----------      -----------     ----------
Balances, September 30, 1993     $ 120,000   $ 2,799,344   $ 35,660,616    $        --    $   (969,869)  $  37,610,091
                                   =======     =========     ==========     ==========      ===========     ==========




Balances, December 31, 1993      $ 120,000   $ 2,822,908   $ 36,418,073    $        --    $   (898,056)  $  38,462,925

Net income, nine months
   ended September 30, 1994                                   4,418,722                                      4,418,722
Cash dividends declared                                      (1,504,048)                                    (1,504,048)
Issuance of common stock
   from treasury                                  77,083                                       156,194         233,277
Three-for-two stock split
   in the form of a 50%
   stock dividend                   60,000       (60,000)                                                           --
Adoption of SFAS #115                                                        4,910,522                       4,910,522
Change in unrealized gain on
  securities available for sale                                             (1,714,716)                     (1,714,716)
                                   -------     ---------     ----------     ----------      -----------     ----------
Balances, September 30, 1994     $ 180,000   $ 2,839,991   $ 39,332,747    $ 3,195,806    $   (741,862)  $  44,806,682
                                   =======     =========     ==========     ==========      ===========     ==========

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine months ended
                                                              September 30,
                                                          -------------------------
                                                              1994           1993
                                                          ----------     ----------
Cash flows from operating activities:
  Net income                                            $  4,418,722      3,612,601
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses                                800,000      2,000,000
    Provision for valuation of other real
      estate owned                                           319,887        756,832
    Depreciation of premises and equipment                   999,962      1,013,795
    Amortization of net deferred loan fees and costs        (589,745)      (401,835)
    Cumulative effect of change in accounting principle           --       (305,000)
    Gains on sales of securities available for sale         (681,558)      (345,844)
    Gains on sales of other real estate owned               (298,394)      (589,637)
    Losses (gains) on loan sales                              18,541       (430,783)
    Proceeds from sales of loans                          12,824,764     19,833,398
    Loans originated for sale                             (9,133,806)   (12,973,690)
    Increase in accrued interest receivable                 (322,858)       (84,120)
    Increase in other assets                                (394,800)    (1,076,417)
    Increase (decrease) in accrued expenses and
       other liabilities                                    (338,743)       664,778
    Other, net                                               146,877          5,513
                                                          ----------     ----------
   Net cash provided by operating activities               7,768,849     11,679,591
                                                          ----------     ----------

Cash flows from investing activities:
  Securities available for sale:
    Purchases                                             (5,434,313)    (7,652,464)
    Proceeds from sales of equity securities               6,449,897      1,385,045
  Investment securities:
    Purchases                                             (6,738,381)   (20,018,010)
    Maturities and principal repayments                    7,260,281      8,986,744
  Loan originations in excess of principal
    collected on loans                                   (27,344,292)   (22,045,962)
  Proceeds from sales and other reductions
    of other real estate owned                             1,358,202      2,548,612
  Purchases of premises and equipment                     (1,248,831)      (561,027)
                                                          ----------     ----------
   Net cash used in investing activities                 (25,697,437)   (37,357,062)
                                                          ----------     ----------

Cash flows from financing activities:
  Net increase in deposits                                16,137,693     21,764,187
  Proceeds from Federal Home Loan Bank advances           11,051,500      6,000,000
  Payments of Federal Home Loan Bank advances            (12,019,106)    (1,000,000)
  Proceeds from issuance of commmon stock from treasury      233,277        276,426
  Cash dividends paid                                     (1,351,785)    (1,188,574)
                                                          ----------     ----------
   Net cash provided by financing activities              14,051,579     25,852,039
                                                          ----------     ----------

   Net increase (decrease) in cash and cash equivalents   (3,877,009)       174,568
   Cash and cash equivalents at beginning of period       21,650,128     21,817,649
                                                          ----------     ----------
   Cash and cash equivalents at end of period           $ 17,773,119     21,992,217
                                                          ==========     ==========

Noncash Investing Activities:
   Transfers from loans to other real estate owned      $  1,507,586      1,151,706
   Loans charged off                                         897,474        727,002
   Loans made to facilitate the sale of OREO               1,089,048      2,069,750

Supplemental Disclosures:
   Interest payments                                    $  5,548,249      6,217,136
   Income tax payments                                     2,322,787      2,212,278

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 1994 AND 1993


(1)  BASIS OF PRESENTATION
- - --------------------------
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the Corporation) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normally recurring accruals) necessary to present fairly the Corporation's financial position as of September 30, 1994 and 1993 and the results of operations and cash flows for the interim periods presented.

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


(3)  INCOME TAXES
- - -----------------
Effective January 1, 1993, the Corporation adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS #109). Under SFAS #109, income tax expense is determined based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The cumulative effect of adoption of SFAS #109 was an increase to income of $305,000 and was reported in the Corporation's consolidated statement of income for the nine months ended September 30, 1993.

The Corporation's deferred tax asset amounted to $1,134,462 at September 30, 1994, $3,305,000 at December 31, 1993, and $3,178,000 at September 30, 1993.
The Corporation recorded a significant reduction in the net deferred tax asset in connection with the adoption of SFAS #115 in the first quarter of 1994, as discussed in Note 2.


(4) SECURITIES AVAILABLE FOR SALE
- - ---------------------------------
Securities available for sale are summarized as follows:

                                    Amortized   Unrealized  Unrealized      Market
 September 30, 1994                    Cost       Gains       Losses        Value
 ------------------                 ----------  ----------  ----------    ----------
  U.S. Treasury obligations        $26,074,888     256,171    (438,839)  $25,892,220
  Corporate stocks                   6,874,755   5,562,584     (53,572)   12,383,767
  Federal Home Loan Bank stock       2,906,800          --          --     2,906,800
                                    ----------  ----------   ---------    ----------
                                   $35,856,443   5,818,755    (492,411)  $41,182,787
                                    ==========  ==========   =========    ==========


                                    Amortized   Unrealized  Unrealized      Market
 September 30, 1993                    Cost       Gains       Losses        Value
 ------------------                 ----------  ----------  ----------    ----------
  U.S. Treasury obligations        $25,136,554   1,374,686          --   $26,511,240
  Corporate debt securities          1,000,000          --          --     1,000,000
  Corporate stocks                  14,145,563   7,831,472     (55,753)   21,921,282
  Federal Home Loan Bank stock       1,972,800          --          --     1,972,800
                                    ----------  ----------   ---------    ----------
                                   $42,254,917   9,206,158     (55,753)  $51,405,322
                                    ==========  ==========   =========    ==========

Included in corporate stocks at September 30, 1994 and 1993 were $3.5 million and $10.5 million, respectively, of auction rate preferred stocks. These are preferred stock instruments whose dividend rate is reset by auction every 49 days to a market rate which results in a market value of par.


U.S. Treasury obligations with a carrying value of $2,991,570 and $2,996,673 were pledged to secure public deposits and for other purposes at September 30, 1994 and 1993, respectively.

Proceeds from sales of corporate stocks available for sale amounted to $6,449,897 and $1,385,045 for the nine months ended September 30, 1994 and 1993, respectively. Gross gains of $681,558 and $345,844 were realized on these sales. No losses were realized on these sales. Realized gains from sales of corporate stocks were determined using the average cost method.

(5)  INVESTMENT SECURITIES
- - --------------------------
The amortized cost and estimated market values of investment securities are summarized as follows:

                                       Carrying   Unrealized  Unrealized     Market
 September 30, 1994                     Value       Gains       Losses       Value
 ------------------                    --------   ----------  ----------   -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government agencies              $20,413,660          --    (689,776)  $19,723,884
  Mortgage-backed securities          22,321,715          --    (825,395)   21,496,320
  States and political subdivisions    9,213,282      19,750    (130,657)    9,102,375
                                     -----------  ----------   ---------   -----------
                                     $51,948,657      19,750  (1,645,828)  $50,322,579
                                     ===========  ==========   =========   ===========


                                       Carrying   Unrealized  Unrealized     Market
 September 30, 1993                     Value       Gains       Losses       Value
 ------------------                    --------   ----------  ----------   -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government agencies              $18,019,328      45,623     (61,121)  $18,003,830
  Mortgage-backed securities          25,056,088   1,064,474     (16,422)   26,104,140
  States and political subdivisions    7,035,870     105,310      (7,108)    7,134,072
                                     -----------  ----------   ---------   -----------
                                     $50,111,286   1,215,407     (84,651)  $51,242,042
                                     ===========  ==========   =========   ===========

Investment securities with a carrying value of $999,780 and $999,987 were pledged to secure public deposits and for other purposes at September 30, 1994 and 1993, respectively.

There were no sales or transfers of investment securities during the nine months ended September 30, 1994 and 1993.

(6) LOAN PORTFOLIO
- - ------------------
The following is a summary of loans:
                                                  September 30,
                                            ------------------------
                                                1994         1993
                                            -----------  -----------
    Residential real estate:
      Mortgages                            $167,467,315  151,712,256
      Homeowner construction                  7,113,944    5,769,940
                                            -----------  -----------
    Total residential real estate           174,581,259  157,482,196
                                            -----------  -----------
    Commercial and other:
      Mortgages                              52,111,522   48,124,862
      Construction and development           10,963,790   11,172,730
      Other                                 100,625,430   98,940,364
                                            -----------  -----------
    Total commercial                        163,700,742  158,237,956
                                            -----------  -----------
    Installment                              41,046,935   32,368,330
                                            -----------  -----------
                                           $379,328,936  348,088,482
                                            ===========  ===========


(7) RESERVE FOR POSSIBLE LOAN LOSSES
- - ------------------------------------
The following is an analysis of the reserve for possible loan losses:

                                          Three months ended          Nine months ended
                                            September 30,               September 30,
                                        ---------------------      ----------------------
                                          1994         1993           1994         1993
                                        --------     --------      ---------    ---------
  Balance at beginning of period       $8,747,684   $8,468,075    $8,657,263   $7,342,276
  Provision charged to expense            200,000      600,000       800,000    2,000,000
  Recoveries                               78,431       56,759       200,216      211,357
  Loans charged off                      (266,110)    (298,203)     (897,474)    (727,002)
                                        ---------    ---------     ---------    ---------
  Balance at end of period             $8,760,005   $8,826,631    $8,760,005   $8,826,631
                                        =========    =========     =========    =========


(8) COMMON STOCK
- - ----------------
The following is an analysis of the changes in common shares issued and treasury shares outstanding as a result of the three-for-two stock split paid on August 31, 1994:

                                                      1994                                   1993
                                         -------------------------------        -------------------------------
                                          Common   Treasury  Outstanding         Common   Treasury  Outstanding
                                          Shares    Shares      Shares           Shares    Shares      Shares
                                          ------   --------   ---------          ------   --------   ---------
Balance at beginning of year             1,920,000   49,670   1,870,330         1,920,000    67,788  1,852,212
Three-for-two stock split in the
  form of a 50% stock dividend             960,000   24,835     935,165           960,000    33,894    926,106
                                         ---------  -------   ---------         ---------   -------  ---------
Balance at beginning of year, restated   2,880,000   74,505   2,805,495         2,880,000   101,682  2,778,318
Issuance of common stock from treasury         ---   12,937      12,937               ---    21,217     21,217
                                         ---------  -------   ---------         ---------   -------  ---------
Balance at September 30, 1994            2,880,000   61,568   2,818,432         2,880,000    80,465  2,799,535
                                         =========  =======   =========         =========   =======  =========

                            Part I.  Item 2.
                            ----------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Results of Operations
- - ---------------------
Net income for the three months ended September 30, 1994 amounted to $1,770,234, up 34.6% over the $1,314,873 earned in the third quarter of 1993. Earnings per share for the quarter ended September 30, 1994 amounted to $.61, up 29.8% from $.47 per share for the third quarter of 1993. Net income for the nine months ended September 30, 1994 amounted to $4,418,722, 33.6% higher than the $3,307,601 net income before accounting change recorded for the nine months ended September 30, 1993. Earnings per share for the nine months ended September 30, 1994 amounted to $1.53 compared to $1.17 per share on net income before accounting change for the comparable 1993 period.

In the first quarter of 1993, the Corporation changed its method of accounting for income taxes. The cumulative effect of this change in accounting resulted in a one-time benefit of $305,000 or $.11 per share. Earnings for the nine months ended September 30, 1993, including the effect of this accounting change, amounted to $3,612,601, or $1.28 per share.

On August 31, 1994, the Corporation effected a 3-for-2 stock split in the form of a 50% stock dividend. All per share amounts for 1993 have been retroactively adjusted to reflect the split. (See additional discussion of the stock split under the caption "Capital Resources".)

Gains on sales of securities available for sale for the quarters ended September 30, 1994 and 1993 were $0 and $198,245, respectively. The corresponding amounts for the nine months ended September 30, 1994 and 1993 were $681,558 and $345,844. The 1994 gains were taken in connection with a nonrecurring contribution expense of approximately $700,000 recorded in the first quarter of 1994 for the establishment of a charitable trust.

The provision for loan losses for the third quarter of 1994 amounted to $200,000, down from $600,000 for the third quarter of 1993. For the nine months ended September 30, 1994, the provision for loan losses was $800,000, down from the $2.0 million recorded in the same 1993 period. The reduction in the amount of the provision for loan losses is attributable to a 32.5% decline in nonperforming loans since December 31, 1993. (See "Asset Quality" for additional discussion of nonperforming loans.)


Financial Condition and Liquidity
- - ---------------------------------
Total assets amounted to $508.7 million at September 30, 1994, up 4.3% from the September 30, 1993 balance of $487.8 million. Average assets rose 6.7% to $499.1 million for the nine months ended September 30, 1994, up from $467.9 million for the comparable 1993 period.

Securities Available for Sale - As discussed in Note 2 to the Consolidated Financial Statements, the Corporation adopted SFAS #115 as of January 1, 1994. The effect of the adoption of SFAS #115 was an increase in the carrying value of the securities and a corresponding increase (net of tax) in shareholders' equity of $4,910,522. As of September 30, 1994, net unrealized gains on securities available for sale amounted to $5.3 million, the majority of which was attributable to corporate stocks. The corresponding component of shareholders' equity amounted to $3.2 million.

The market value of corporate stocks available for sale amounted to $12.4 million at September 30, 1994, $9.5 million lower than the year-earlier amount. This decrease is primarily due to a $7.0 million reduction in the balance of auction rate preferred stocks which the Corporation elected to liquidate.

Investment Securities - The carrying value of investment securities amounted to $51.9 million at September 30, 1994, up 3.7% from the prior year. The market value of investment securities amounted to $50.3 million at September 30, 1994. The net unrealized loss of $1.6 million results from the rise in interest rates which has occurred during 1994. (See Note 5 to the Consolidated Financial Statements for detail of unrealized gains and losses on investment securities.)

Loans - Total loans amounted to $379.3 million at September 30, 1994, an increase of $31.2 million, or 9.0%, from the prior year amount of $348.1 million. All categories of loans exhibited an increase over the 1993 amount except for commercial construction loans which decreased only nominally.

Residential mortgage loan demand was strong throughout 1993 and continued through the first quarter of 1994, but has leveled off subsequently with the rise in rates that has occurred in 1994. Residential mortgages amounted to $167.5 million at September 30, 1994, up from $151.7 at September 30, 1993. Adjustable rate mortgages (ARMs) continue to increase as a percent of total residential mortgages, as borrowers opt to take advantage of the attractive rates that this product offers. ARMs accounted for 38.6% of total residential mortgages outstanding at September 30, 1994 up from 31.9% of total residential mortgages at September 30, 1993.

Commercial loans showed moderate growth during the first half of 1994, but demand has slowed during the third quarter of 1994. Total commercial loans amounted to $163.7 million at September 30, 1994, up 3.5% from the year-earlier balance of $158.2 million, due primarily to an increase of $4.0 million in commercial mortgages.

The installment loan category experienced the largest percentage growth of all loan categories, increasing 26.8%, or $8.7 million over the September 30, 1993 amount. This increase was largely due to a home equity loan promotion conducted in 1994.

Deposits and Other Borrowings - Customer deposits and other purchased liabilities are the primary sources of liquidity for the Corporation. Total deposits amounted to $439.5 million at September 30, 1994, up 3.1% from the $426.4 million reported at September 30, 1993. Time and demand deposits increased by $12.2 million and $8.8 million, respectively, while savings deposits decreased by $7.9 million or 3.9% from the September 30, 1993 amount. The change in deposit composition is attributable to the rise in interest rates that has occurred in 1994. (See discussion of cost of funds under the caption "Net Interest Income.")

The Corporation utilizes advances from the Federal Home Loan Bank of Boston (FHLBB) as a funding source. FHLBB advances amounted to $19.5 million at September 30, 1994, with maturities generally less than five years. FHLBB advances were $19.0 million at September 30, 1993.


Asset Quality
- - -------------
Nonperforming assets are summarized in the following table:

(Dollars in thousands)                        09/30/94    09/30/93    12/31/93
                                              --------    --------    --------
Nonaccrual loans 90 days or more past due      $ 3,135     $ 5,949     $ 4,687
Nonaccrual loans less than 90 days past due      4,535       7,828       6,684
Accruing loans 90 days or more past due             19          60          22
                                              --------    --------    --------
Total nonperforming loans                        7,689      13,837      11,393
                                              --------    --------    --------
Other real estate owned:
  In-substance foreclosures                      4,455       6,576       5,055
  Properties acquired through foreclosure        3,949       5,460       4,568
  Valuation allowance                           (1,608)     (2,150)     (1,792)
                                              --------    --------    --------
Total other real estate owned                    6,796       9,886       7,831
                                              --------    --------    --------
Total nonperforming assets                     $14,485     $23,723     $19,224
                                              ========    ========    ========

Nonperforming loans as a % of total loans          2.0%        4.0%        3.2%
Nonperforming assets as a % of total assets        2.8%        4.9%        3.9%
Reserve for loan losses to nonperforming loans   113.9%       63.8%       76.0%

The following is an analysis of nonperforming loans by loan category:

   (In thousands)                             09/30/94    09/30/93    12/31/93
                                              --------    --------    --------
   Residential real estate mortgages           $ 3,729     $ 5,240     $ 4,775
   Commercial and other:
     Mortgages                                     510       1,424       1,319
     Construction and development                   --          --          --
     Other  (1)                                  2,863       6,184       4,677
   Installment                                     587         989         622
                                              --------    --------    --------
   Total nonperforming loans                   $ 7,689     $13,837     $11,393
                                              ========    ========    ========
(1) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.


Nonperforming assets amounted to 2.8% of total assets at September 30, 1994, down from 4.9% at September 30, 1993 and 3.9% at December 31, 1993. Nonperforming loans amounted to $7.7 million at September 30, 1994, down $6.1 million, or 44%, from the prior year due primarily to increased collection efforts by the Corporation to reduce the level of nonperforming loans. Approximately 59% of nonaccrual loans were less than 90 days past due at September 30, 1994. Nonaccrual loans less than 90 days past due have declined $2.1 million since December 31, 1993. This decrease is attributable to the reclassification of approximately $2.3 million of nonaccrual loans to accruing status during the nine months ended September 30, 1994. These loans had been performing in accordance with their contractual terms and were considered fully collectible. Payments on nonaccrual loans are recorded as a reduction of principal if full collection of the loan is doubtful, or if impairment of the collateral is identified.

The balance of other real estate owned, including in-substance foreclosures, is composed of the following types of properties (in thousands):

                                              09/30/94    09/30/93    12/31/93
Property acquired through foreclosure:        --------    --------    --------
  Commercial real estate                       $ 1,745     $ 2,200      $2,354
  Residential real estate                          398         783         382
  Construction and development                     807         696         716
  Land                                             999       1,781       1,116
                                               -------     -------      ------
                                                 3,949       5,460       4,568
In-substance foreclosures:
  Commercial real estate                         1,297       2,577       1,671
  Residential real estate                        2,106       2,893       1,443
  Construction and development                      --         511         990
  Land                                             626         268         626
  Other                                            426         327         325
                                               -------     -------      ------
                                                 4,455       6,576       5,055

Valuation allowance                             (1,608)     (2,150)     (1,792)
                                               -------     -------      ------
Total other real estate owned                  $ 6,796     $ 9,886      $7,831
                                               =======     =======      ======

An analysis of the activity relating to other real estate owned, including in-substance foreclosures, follows (in thousands):

                                              09/30/94    09/30/93
                                              --------    --------
Balance at beginning of year                   $ 9,623     $15,633
Transfers from loans, net                        1,499       1,152
Sales and other reductions                      (2,758)     (4,806)
Other, net                                          40          57
                                               -------     -------
                                                 8,404      12,036
Valuation allowance                             (1,608)     (2,150)
                                               -------     -------
Balance at end of period                       $ 6,796     $ 9,886
                                               =======     =======

During the nine months ended September 30, 1994 the Corporation sold property with a carrying value of approximately $1,396,000.

The following is an analysis of the OREO valuation allowance (in thousands):

For the nine months ended September 30,           1994         1993
- - --------------------------------------          ------       ------
Balance at beginning of period                  $1,792       $2,178
Provision charged to expense                       320          757
Reductions attributable to sales                  (221)        (671)
Selling expenses incurred                          (34)         (94)
Other, net                                        (249)         (20)
                                                ------       ------
Balance at end of period                        $1,608       $2,150
                                                ======       ======

Capital Resources
- - -----------------
On July 21, 1994, the Corporation's board of directors voted to approve a 3-for-2 stock split on shares of common stock. The stock split, in the form of a stock dividend, was paid on August 31, 1994 to shareholders of record as of August 1, 1994. The par value of the common stock remained unchanged at $.0625 per share. Cash payments were made in lieu of issuing fractional shares. The cash payment for fractional shares was based on the average of the closing bid and asked prices of the common stock as reported by NASDAQ on the record date, August 1, 1994, which amounted to $34.50 per share.

Total equity capital amounted to $44.8 million or 8.8% of total assets at September 30, 1994, compared to $37.6 million or 7.7% of total assets at September 30, 1993. The increase in the equity-to-assets ratio in 1994 is attributable to unrealized gains (net of income tax) on securities available for sale of $3.2 million at September 30, 1994 and approximately $3.1 million in undistributed earnings and capital contributions from the Corporation's dividend reinvestment plan.

The Corporation's Tier 1 capital ratio, total risk-based capital ratio and leverage capital ratio amounted to 12.35%, 13.62% and 8.21%, respectively at September 30, 1994. The corresponding ratios for the subsidiary bank were 12.31%, 13.62% and 8.18%. A bank is considered well-capitalized if it maintains a Tier 1 capital ratio of at least 6%, a total risk-based capital ratio of 10%, and a leverage ratio of 5% or greater.

The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction. During the third quarter of 1994, the Corporation declared a $.20 per share dividend, payable October 17, 1994 to shareholders of record as of October 3, 1994. This dividend represents a 20% increase over the dividend paid in the two previous quarters. The dividend rate of the previous two quarters was $.167 per share, which is adjusted for the 3-for-2 stock split paid August 31, 1994.


Noninterest Income and Expense
- - ------------------------------
Total noninterest income for the nine months ended September 30, 1994 amounted to $5.4 million, up 9.0% from the comparable 1993 amount. Included in noninterest income for the nine months ended September 30, 1994 were gains on sales of securities available for sale of $681,558. These securities gains were taken in connection with a nonrecurring contribution expense associated with the establishment of a charitable trust in the first quarter of 1994. Noninterest income excluding securities gains and gains (losses) on loan sales rose 13.4% over the prior year, with trust income and service charges on deposit accounts accounting for the majority of this increase.

Total noninterest expense for the nine months ended September 30, 1994 amounted to $14.9 million, up 12.6% over the 1993 period. Included in the 1994 amount is a one-time charitable contribution expense of approximately $700,000 associated with the establishment of a charitable trust.

Salaries and employee benefits rose 14.0% over the prior year due to increased staffing levels and normal salary adjustments, as well as higher profit sharing and incentive plan costs.

Foreclosed property costs declined by 52.6% from the prior year and amounted to $261,640 for the nine months ended September 30, 1994. This decrease is primarily attributable to fewer number of properties owned and a reduction in the amount of write-downs recorded to adjust the carrying values of the properties to fair value.

Noninterest income, excluding securities gains and gains on loan sales, rose $294,000, or 19.4%, over the prior year quarter. Each category of noninterest income exhibited an increase, ranging from 15% to 22%.

For the three months ended September 30, 1994, total noninterest expense was 6.6% higher than the comparable 1993 period. Salaries and employee benefits amounted to $2.6 million, up 8.2% over the prior year quarter due to increased staffing levels, normal salary adjustments and higher profit sharing and incentive plan costs. Foreclosed property costs increased by approximately $81,000 in the third quarter of 1994 due primarily to gains realized on sales of properties in the third quarter of 1993 of $311,000 compared to realized gains of $5,000 in the third quarter of 1994.


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

   Nine months ended September 30,                            1994                             1993
   ---------------------------------------------------------------------------------------------------------
                                                   Average           Yield/         Average           Yield/
   (Dollars in thousands)                          Balance Interest   Rate          Balance Interest   Rate
   ---------------------------------------------------------------------------------------------------------
   Interest-earning assets:
     Residential real estate                      $168,127   9,935    7.88%        $155,369  10,350    8.88%
     Commercial and other                          162,384  10,157    8.34%         151,251   9,368    8.26%
     Installment loans                              36,835   2,717    9.83%          31,884   2,510   10.50%
   ---------------------------------------------------------------------------------------------------------
       Total loans                                 367,346  22,809    8.28%         338,504  22,228    8.76%
     Federal funds sold                              6,963     192    3.68%          11,427     240    2.81%
     Taxable securities                             77,378   3,837    6.61%          72,181   3,687    6.81%
     Nontaxable securities                           8,368     396    6.31%           6,544     328    6.67%
   ---------------------------------------------------------------------------------------------------------
   Total interest-earning assets                   460,055  27,234    7.89%         428,656  26,483    8.24%
   Non interest-earning assets                      39,078                           39,268
   ---------------------------------------------------------------------------------------------------------
     Total assets                                 $499,133                         $467,924
   =========================================================================================================
   Interest-bearing liabilities:
     Savings deposits                             $196,481   3,225    2.19%        $195,147   3,808    2.60%
     Time deposits                                 181,896   5,780    4.24%         175,579   6,129    4.65%
     Other                                          24,945   1,036    5.54%          18,652     814    5.82%
   ---------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities              403,322  10,041    3.32%         389,378  10,751    3.68%
   Non interest-bearing liabilities                 51,811                           41,979
   ---------------------------------------------------------------------------------------------------------
     Total liabilities                             455,133                          431,357
     Total shareholders' equity                     44,000                           36,567
   ---------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity   $499,133                         $467,924
   =========================================================================================================
     Net interest income / interest rate spread            $17,193    4.57%                 $15,732    4.56%
   =========================================================================================================
     Net interest margin                                              4.98%                            4.89%
   =========================================================================================================

   Interest income amounts for the nine months ended September 30, 1994 and 1993 presented in the table above include the following adjustments for taxable equivalency (in thousands):

                                                      1994                  1993
                                                      ----                  ----
     Commercial and other loans                       $ 65                  $ 73
     Nontaxable debt securities                        140                   117
     Corporate stocks                                  151                   237


Net Interest Income
- - -------------------
(The schedule entitled "Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)" should be read in conjunction with this discussion.)

Fully taxable equivalent (FTE) net interest income for the nine months ended September 30, 1994 amounted to $17.2 million, an increase of 9.3% over the $15.7 million earned for the corresponding 1993 period. This increase resulted from a rise in average interest-earning assets of 7.3% over the prior year, while average interest-bearing liabilities rose by only 3.6%. The increase in average loans of 8.5% over the prior year represented most of the increase in earning assets. The net interest margin (net interest income as a percent of average interest-earning assets) amounted to 4.98% and 4.89% at September 30, 1994 and 1993, respectively. The FTE interest rate spread amounted to 4.57% for the nine months ended September 30, 1994, relatively unchanged from the prior year.

The FTE yield on total loans amounted to 8.28% for the nine months ended September 30, 1994, compared to 8.76% for the comparable 1993 period. The residential mortgage portfolio has experienced the most significant decline in yield due to the large volume of refinancings that occurred during the latter half of 1993 as well as an increase in the balance of adjustable rate mortgages. The yield on total residential mortgages was 7.88% for the nine months ended September 30, 1994, down from 8.88% for the same 1993 period.

Demand for fixed rate mortgage refinancings has slowed in 1994. However, demand for adjustable rate mortgages (ARMs) was strong in the first half of 1994, and ARMs continue to be popular due to the recent rise in interest rates. Average ARMs represented 36.2% of total average residential mortgages at September 30, 1994, compared to 26.0% in the prior year. The rate of interest charged on this product in the initial year is generally lower than that charged on fixed rate mortgages. The yield on average ARMs amounted to 6.77% for the nine months ended September 30, 1994 compared to 8.51% for fixed rate mortgages. For the corresponding 1993 period, ARMs yielded 6.72% and fixed rate mortgages yielded 9.64%. The yield on ARMs has increased in each quarter of 1994 as a result of the rise in interest rates. The yield on ARMs is expected to rise in the fourth quarter of 1994 as well, as 23% of the balance of ARM portfolio outstandings are scheduled to reprice during this period.

Average interest-bearing liabilities amounted to $403.3 million at September 30, 1994, up 3.6% over the prior year. The overall cost of funds on interest-bearing liabilities amounted to 3.32% for the nine months ended September 30, 1994, down 36 basis points from the 3.68% reported for the comparable 1993 period. This compares to a cost of funds for the six months ended June 30, 1994 of 3.30%. Based on the current level of interest rates and anticipated rate increases, the Corporation's cost of funds is expected to increase. The rates paid on both savings and time deposits decreased 41 basis points from the prior year, while their average balances increased slightly. Average demand deposits for the nine months ended September 30, 1994 rose 24% over the prior year level. This favorably affected the net interest margin because these deposits are noninterest-bearing sources of funds that can be used to invest in interest-earning assets.

Average Federal Home Loan Bank (FHLB) advances for the nine months ended September 30, 1994 and 1993 amounted to $23.1 million and $18.3 million, respectively. The additional advances in 1994 were used in part to fund loan demand. The average rates of interest paid on FHLB advances were 5.66% and 5.86% for the nine months ended September 30, 1994 and 1993, respectively.

For the quarter ended September 30, 1994, the Corporation's FTE interest rate spread amounted to 4.71%, up from the third quarter of 1993 amount of 4.58%. The net interest margin increased to 5.16% for the third quarter of 1994, up from 4.94% for the prior year quarter. The FTE rate of return on interest-earning assets amounted to 8.06% for the quarter ended September 30, 1994, down slightly from the prior year quarter primarily due to the lower yield on fixed rate residential mortgages. Yields on loans whose rate of interest varies with the prime rate, i.e. commercial loans and certain consumer loans, rose in the third quarter of 1994, reflecting increases in the prime rate earlier in 1994.

The Corporation's cost of funds for the quarter ended September 30, 1994 was 3.35%, up from 3.31% for the second quarter of 1994 and 3.30% for the first quarter of 1994. This compares to an average cost of funds rate of 3.51% for the third quarter of 1993.

The rate of interest paid on savings deposits amounted to 2.23%, down from 2.35% in the prior year quarter. The cost of time deposits declined by 34 basis points, to 4.25% for the third quarter of 1994.

Included in other interest-bearing liabilities are average advances from the Federal Home Loan Bank of Boston amounting to $22.0 million. The rate paid on these advances was 5.88% for the quarter ended September 30, 1994. Corresponding amounts for the 1993 quarter were $19.3 million and 5.88%.

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


Recent Accounting Developments
- - ------------------------------
In May 1993 the Financial Accounting Standards Board issued Statement No. 114, "Accounting by Creditors for Impairment of a Loan", which was amended in October 1994 by Statement No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These statements are effective for fiscal years beginning after December 15, 1994. The statements establish accounting standards for measuring impairment on loans for which it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Statement No. 114 requires impairment to be measured on a discounted cash flow method, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. This statement also narrows the definition of in-substance foreclosures. Accordingly, many of the loans currently accounted for as in-substance foreclosures will be treated as impaired loans under these new guidelines. The adoption of Statements No. 114 and 118 is not expected to have a material impact on the Corporation's financial condition or results of operations.

In October 1994, the Financial Accounting Standards Board issued Statement No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments", which is effective for fiscal years beginning after

December 15, 1994. This statement requires disclosures about derivative financial instruments including futures, forward, swap and option contracts, as well as other financial instruments with similar characteristics.




                                     PART II
                                OTHER INFORMATION
                                -----------------

Item 1.     Legal Proceedings
- - ------      -----------------
            None


Item 2.     Changes in Securities
- - ------      ---------------------
            None


Item 3.     Defaults upon Senior Securities
- - ------      -------------------------------
            None


Item 4.     Submission of Matters to a Vote of Security Holders
- - ------      ---------------------------------------------------
            None


Item 5.     Other Information
- - ------      -----------------
            None


Item 6.     Exhibits and Reports on Form 8-K
- - ------      --------------------------------
            (a)  Exhibit index

                 Exhibit No.
                 -----------
                     11       Statement re Computation of Earnings
                                Per Share

                     27       Financial Data Schedules

            (b) The following report on Form 8-K was filed during the quarter ended September 30, 1994:

                 On July 25, 1994 a Form 8-K was filed which reported the declaration of a 3-for-2 stock split on shares of common stock.

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


                                      WASHINGTON TRUST BANCORP, INC.
                                      ------------------------------
                                               (Registrant)



November 14, 1994                By:   Joseph J. Kirby
                                     --------------------------------
                                       Joseph J. Kirby
                                       President




November 14, 1994                 By:  Joseph H. Potter
                                     --------------------------------
                                       Joseph H. Potter
                                       Executive Vice President




November 14, 1994                  By:  David V. Devault
                                     --------------------------------
                                        David V. Devault
                                        Vice President and Chief Financial
                                        Officer (Principal Accounting Officer)