Form 10-K
WASHINGTON TRUST BANCORP INC
filed 1995-03-30
CIK 737468

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C. 20549

                                        FORM 10-K
(Mark One)
[ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ACT OF 1934  [FEE REQUIRED]
For the fiscal year ended               December 31, 1994
                          ----------------------------------------------------
                                               or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
For the transition period from  ____________________  to  __________________

Commission file Number                   0-13091
                      ------------------------------------------------------

                           WASHINGTON TRUST BANCORP, INC.
----------------------------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

         RHODE ISLAND                                           05-0404671
-------------------------------                           -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

23 BROAD STREET, WESTERLY, RHODE ISLAND                            02891
-----------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (401) 348-1200
                                                           ------------------
Securities registered pursuant to Section 12 (b) of the Act:
                                                       Name of each exchange on
  Title of each class                                      which registered
          NONE                                                     NONE
----------------------                                  ----------------------
Securities registered pursuant to Section 12 (g) of the Act:

                             COMMON STOCK,  $.0625 PAR VALUE
------------------------------------------------------------------------------
                                    (Title of class)

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $61,445,077 at March 14, 1995 which includes $5,701,523 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of common stock of the registrant outstanding as of March 14, 1995 was 2,825,061.

                                     Page 1 of 141
                                 Exhibit Index page 22

                        DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's 1994 Annual Report to Shareholders. (Parts I, II and IV)

2. Portions of the Registrant's Proxy Statement dated March 20, 1995 for the 1995 Annual Meeting of Shareholders. (Part III).

===============================================================================

                                     FORM 10-K
                           WASHINGTON TRUST BANCORP, INC.
                        For the Year Ended December 31, 1994

                                 TABLE OF CONTENTS
                                 -----------------

    Description                                                     Page Number
  ---------------                                                   -----------

Part I
------
     Item 1  - Business                                                   3
     Item 2  - Properties                                                16
     Item 3  - Legal Proceedings                                         16
     Item 4  - Submission of Matters to a Vote of Security Holders       16
     Executive Officers of the Registrant                                17

Part II
-------
     Item 5  - Market for the Registrant's Common Stock
               and Related Stockholder Matters                           18
     Item 6  - Selected Financial Data                                   19
     Item 7  - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       19
     Item 8  - Financial Statements and Supplementary Data               19
     Item 9  - Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure                       19

Part III
--------
     Item 10 - Directors and Executive Officers of the Registrant        20
     Item 11 - Executive Compensation                                    20
     Item 12 - Security Ownership of Certain Beneficial Owners and
               Management                                                20
     Item 13 - Certain Relationships and Related Transactions            20

Part IV
-------
     Item 14 - Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                               21

Signatures                                                               22
----------

                                     -2-
                                   PART I
                                   ------

ITEM 1. BUSINESS
----------------
Washington Trust Bancorp, Inc.
------------------------------
Washington Trust Bancorp, Inc. (the "Corporation") is a publicly-owned, registered bank holding company, organized in 1984 under the laws of the state of Rhode Island, whose subsidiaries are permitted to engage in banking and other financial services and businesses. The Corporation conducts its business through its wholly-owned subsidiary, The Washington Trust Company (the "Bank"), a Rhode Island chartered commercial bank. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC").

The Corporation was formed in 1984 under a plan of reorganization in which outstanding common shares of The Washington Trust Company were exchanged for common shares of Washington Trust Bancorp, Inc. At December 31, 1994 the Corporation had total consolidated assets of $516 million, deposits of $441 million and equity capital of $46 million.

The Washington Trust Company
----------------------------
The Washington Trust Company was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area. Its current corporate charter dates to 1902. See "Market Area and Competition" below for further information.


A broad range of financial services are provided by the Bank, including:

- Residential mortgages            - Commercial and consumer demand deposits
- Commercial loans                 - Savings, NOW and money market deposits
- Construction loans               - Certificates of deposit
- Installment loans                - Retirement accounts
- Home equity lines of credit      - Electronic funds transfer
- VISA and Mastercard accounts     - Safe deposit boxes
- Merchant credit card services    - Trust and investment services


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

Automated teller machines (ATM's) are located at each of the Bank's six banking offices. The Bank is a member of the NYCE, Yankee 24, Plus, and Cashstream
ATM networks.


                                      -3-
Data processing for most of the Bank's deposit and loan accounts and other applications is conducted internally using owned equipment. Application software is primarily obtained through purchase or licensing agreements.

The Bank's Trust and Investment Department provides fiduciary services as trustee under wills and trust agreements; as executor or administrator of estates; as a provider of agency and custodial investment services to individuals and institutions; and as a trustee for employee benefit plans. The market value of total trust assets amounted to $389 million as of December 31, 1994.

The following is a summary of the relative amounts of income producing functions as a percentage of gross operating income during the past five years:

                                       1994   1993   1992   1991   1990
                                       ----   ----   ----   ----   ----
 Interest and fees on:
   Residential real estate loans        31%    33%    37%    37%    35%
   Commercial and other loans           32     30     31     33     40
   Installment and consumer loans        9      8      9     10     10
                                       ----   ----   ----   ----   ----
   Total loan income                    72     71     77     80     85

 Interest and dividends on securities   13     13      9      7      6
 Trust income                            7      7      6      5      5
 Other noninterest income                8      9      8      8      4
                                       ----   ----   ----   ----   ----
 Gross operating income                100%   100%   100%   100%   100%
                                       ====   ====   ====   ====   ====

The percentage of gross income derived from interest and fees on loans was 72% and 71% in 1994 and 1993, respectively, down from a five-year high of 85% in 1990, primarily as a result of the low interest rate environment that existed in 1993 and 1994.

Market Area and Competition
---------------------------
The Bank's market area includes most of southern Rhode Island (Washington County) and a portion of New London County in southeastern Connecticut. The Bank's six banking offices are located in the following Rhode Island communities:

   - Westerly (2)       - Charlestown       - New Shoreham (Block Island)
   - Richmond           - Narragansett


The Bank's offices in Charlestown and on Block Island are the only bank facilities in those communities. The Block Island office was acquired from another Rhode Island bank in 1984. The Charlestown office was opened in 1988 and the Narragansett office was opened in 1989.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance

                                      -4-
companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. The Washington Trust Company had 36% of total deposits reported by financial institutions for banking offices within its market area as of June 30, 1994. The two closest competitors held 16% each, and the third closest competitor held 6% of total deposits in the market area. The Corporation believes that being the largest commercial banking institution headquartered within the market area provides a competitive advantage over other financial institutions. The Bank has a marketing department which is responsible for the review of existing products and services and the development of new products and services.

Employees
---------
As of December 31, 1994 the Corporation employed approximately 241 full-time and 53 part-time employees. Management believes that its employee relations are good.

Supervision and Regulation
--------------------------
General - The business in which the Corporation and the Bank are engaged is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other agencies of federal and state government. The supervisory and regulatory activities of these parties are often intended primarily for the protection of customers or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Corporation and the Bank, nor intended for the protection of the Corporation's shareholders. Proposals to change regulations and laws which affect the banking industry are frequently raised at the federal and state level. The potential impact on the Corporation of any future revisions to the supervisory or regulatory structure cannot be determined.

The Corporation and the Bank are required by various authorities to file extensive periodic reports of financial and other information and such other reports as the regulatory and supervisory authorities may require. The Corporation is also subject to the reporting and other requirements of the Securities Exchange Act of 1934.

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the activities of the Corporation are regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The BHC Act requires that the Corporation obtain prior approval of the Federal Reserve Board to acquire control over a bank or certain nonbank entities and restricts the activities of the Corporation to those closely related to banking. Federal law also regulates transactions between the Corporation and the Bank, including loans or extensions of credit.

The Bank is subject to the supervision of, and examination by, the FDIC. As a state chartered institution, The Washington Trust Company is also subject to various Rhode Island business and banking regulations.

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) - FDICIA was enacted in December 1991 and has resulted in extensive changes to the federal banking laws. Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository
                                    -5-

institutions that do not meet minimum capital requirements.

FDICIA established five capital tiers, ranging from "well-capitalized" to "critically undercapitalized." A depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. In addition, "pass through" deposit insurance coverage may not be available for certain employee benefit accounts. At December 31, 1994, the Bank's capital ratios placed it in the well-capitalized category.

Another primary purpose of FDICIA was to recapitalize the Bank Insurance Fund
(BIF). The FDIC adopted a risk-related premium system for the assessment period beginning January 1, 1993. Under this new system, each institution's assessment rate is based on its capital ratios in combination with a supervisory evaluation of the risk the institution poses to the BIF. Banks deemed to be well-capitalized and who pose the lowest risk to the BIF will pay the lowest assessment rates, while undercapitalized banks, who present the highest risk, will pay the highest rates.

FDICIA contains other significant provisions that require the federal banking regulators to establish standards for safety and soundness for depository institutions and their holding companies in three areas: (i) operational and managerial; (ii) asset quality, earnings and stock valuation; and (iii) management compensation. The legislation also requires that risk-based capital requirements contain provisions for interest rate risk, credit risk and risks of nontraditional activities. FDICIA also imposes expanded accounting and audit reporting requirements for depository institutions. In addition, FDICIA imposes numerous restrictions on state-chartered banks, including those which generally limit investments and activities to those permitted to national banks, and contains several consumer banking law provisions.

The provisions of FDICIA are being phased in over several years. While final rules have been issued on most provisions, others have yet to be issued.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 - On September 30, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was signed into law. Effective one year after enactment, adequately capitalized bank holding companies will be permitted to acquire banks in any state subject to certain concentration limits and other conditions. Also, on a phased-in basis over three years from the date of its enactment, other limitations on interstate bank mergers, consolidations and branching will be eased, subject to a state's ability to "opt out" of certain provisions of the law by passage of state law. No legislation has been introduced in Rhode Island for the 1995 legislative session that would constitute an "opt out" election by the State.

Dividend Restrictions -The Corporation's revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 16 to the Corporation's Consolidated Financial Statements included in its 1994 Annual Report to Shareholders incorporated herein by reference for additional discussion of the Corporation's ability to pay dividends.
                                      -6-

Capital Guidelines - Regulatory guidelines have been established that require bank holding companies and banks to maintain minimum ratios of capital to risk-adjusted assets. Banks are required to have minimum core capital (Tier 1) of 4% and total risk-adjusted capital (Tier 1 and Tier 2) of 8%. For the Corporation, Tier 1 capital is essentially equal to shareholders' equity excluding the net unrealized gain on securities available for sale. Tier 2 capital consists of a portion of the reserve for possible loan losses (limited to 1.25% of total risk-weighted assets). As of December 31, 1994, net risk-weighted assets amounted to $342.5 million, the Tier 1 capital ratio was 12.55% and the total risk-based capital ratio was approximately 13.82%.

The Tier 1 leverage ratio is defined as Tier 1 capital (as defined under the risk-based capital guidelines) divided by average assets (net of intangible assets and excluding the effects of accounting for securities available for sale under SFAS No. 115). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and strong earnings. Other banking organizations are expected to have ratios of at least 4 - 5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The Corporation's Tier 1 leverage ratio was 8.45% as of December 31, 1994. The Federal Reserve has not advised the Corporation of any specific minimum Tier 1 leverage capital ratio applicable to it.


GUIDE 3 STATISTICAL DISCLOSURES
-------------------------------
The following tables contain additional consolidated statistical data about the Corporation and its subsidiary.

I.  Distribution of Assets, Liabilities and Shareholders' Equity;
    Interest Rates and Interest Differential
    -------------------------------------------------------------
  A. Average balance sheets are presented on page 28 of the Corporation's 1994 Annual Report to Shareholders under the caption "Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)", and are incorporated herein by reference. Nonaccrual loans are included in average loan balances. Average balances are based upon daily averages.

  B. An analysis of net interest earnings, including interest earned and paid, average yields and costs, and net yield on interest-earning assets is presented on page 28 of the Corporation's 1994 Annual Report to Shareholders under the caption "Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)", and is incorporated herein by reference.

     Interest income is reported on the fully taxable-equivalent basis. Tax exempt income is converted to a fully taxable equivalent basis by assuming a 34% marginal federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Interest on nonaccrual loans is included in the analysis of net interest earnings to the extent that such interest income has been recognized in the Consolidated Statements of Income. See Guide 3 Item III.C.1.


                                      -7-
  C. An analysis of rate/volume changes in interest income and interest expense is presented on page 29 of the Corporation's 1994 Annual Report to Shareholders under the caption "Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)", and is incorporated herein by reference. The net change attributable to both volume and rate has been allocated proportionately.


II. INVESTMENT SECURITIES AND SECURITIES AVAILABLE FOR SALE
    -------------------------------------------------------
  A. The carrying amounts of investment securities as of the dates indicated are presented in the following table:


     December 31,                             1994        1993         1992
     -------------------------------------------------------------------------
     U.S. Treasury obligations and
      obligations of U.S. government
      agencies                           $20,413,017  $19,419,860  $ 8,998,075
     Mortgage-backed securities           21,696,508   25,401,432   24,202,972
     States and political subdivisions    10,387,091    7,676,540    5,905,595
                                          ----------   ----------   ----------
                                         $52,496,616  $52,497,832  $39,106,642
                                          ==========   ==========  ===========

    The December 31, 1992 balance of mortgage-backed securities includes $19,209,775 of securitized mortgages originated by the Bank which were previously classified as loans in the Corporation's 1992 consolidated financial statements.

    The carrying amounts of securities available for sale as of the dates indicated are summarized in the table below. Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
    115). The Statement requires that securities available for sale be reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax, until realized. Therefore, the carrying value of securities available for sale at December 31, 1994 presented below is equal to market value. Prior to the adoption of SFAS No. 115, securities available for sale were carried at the lower of aggregate cost, adjusted for amortization of premium or accretion of discount in the case of debt securities, or market value.


     December 31,                             1994        1993         1992
     -------------------------------------------------------------------------
     U.S. Treasury obligations           $24,533,220  $25,120,650  $23,165,503
     Corporate debt securities                    --    1,000,000    1,000,000
     Corporate stocks                      9,076,095    8,143,093    9,577,786
     Federal Home Loan Bank stock          2,906,800    1,972,800    1,942,000
                                          ----------   ----------   ----------
                                         $36,516,115  $36,236,543  $35,685,289
                                          ==========   ==========  ===========



                                      -8-
  B. Maturities of debt securities as of December 31, 1994 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated future prepayments. Yields on tax exempt obligations were not computed on a tax equivalent basis.


                                                       U.S. Treasury
                                                       obligations &
                                                       obligations of     Mortgage-      States and
                                                       U.S. Government     backed        Political    Total Debt
              Investment Securities                    Agencies           Securities   Subdivisions   Securities
              ---------------------------              ---------------   -----------   ------------  -----------
              Due in 1 year or less:           Amount   $ 2,998,917      $ 1,491,000    $ 3,539,599  $ 8,029,516
                                               Yield           4.04%            7.00%          4.68%        4.87%

              After 1 but within 5 years:      Amount    16,414,100        6,393,819      5,889,928   28,697,847
                                               Yield           5.15%            6.97%          4.34%        5.39%

              After 5 but within 10 years:     Amount     1,000,000        5,575,938        658,309    7,234,247
                                               Yield           8.00%            7.23%          4.88%        7.13%

              After 10 years:                  Amount            --        8,235,751        299,255    8,535,006
                                               Yield             --             7.49%          3.43%        7.35%
                                                         ----------       ----------     ----------   ----------
              Totals:                          Amount   $20,413,017      $21,696,508    $10,387,091  $52,496,616
                                               Yield           5.13%            7.24%          4.46%        5.87%
                                                         ==========       ==========     ==========   ==========

                                                        U.S. Treasury      U.S. Treasury    Weighted
                                                        obligations at     obligations at   average
              Securities Available for Sale             amortized cost     market value      yield
              -----------------------------             --------------     --------------   --------
              Due in 1 year or less:           Amount   $ 6,001,105        $ 5,980,350         5.54%

              After 1 but within 5 years:      Amount    18,568,315         17,881,150         6.11%

              After 5 but within 10 years:     Amount            --                  --          --

              After 10 years:                  Amount       490,060            671,720        13.14%
                                                         ----------         ----------        -----
              Totals:                          Amount   $25,059,480        $24,533,220         6.11%
                                                         ==========         ==========        =====


C. Not applicable.


                                      -9-
III. LOAN PORTFOLIO
     --------------
 A. Types of Loans


          December 31,                             1994          1993         1992            1991         1990
          --------------------------------------------------------------------------------------------------------
          Residential real estate:
            Mortgages                         $169,715,217  $152,758,727  $140,438,839  $168,173,712  $156,007,304
            Homeowner construction               6,933,793     6,120,171     5,124,603     4,482,367     9,070,011
                                               -----------   -----------   -----------   -----------   -----------
          Total residential real estate        176,649,010   158,878,898   145,563,442   172,656,079   165,077,315
                                               -----------   -----------   -----------   -----------   -----------
          Commercial:
            Mortgages                           54,735,825    48,011,836    38,921,833    36,734,260    36,070,358
            Construction and development        11,909,730    10,051,008    10,947,411    18,644,654    28,124,400
            Other                              101,796,053   101,636,280    97,344,028    96,392,707   105,605,074
                                               -----------   -----------   -----------   -----------   -----------
          Total commercial                     168,441,608   159,699,124   147,213,272   151,771,621   169,799,832
                                               -----------   -----------   -----------   -----------   -----------
          Installment                           45,042,854    33,932,673    32,461,572    36,583,783    38,893,929
                                               -----------   -----------   -----------   -----------   -----------
                                              $390,133,472  $352,510,695  $325,238,286  $361,011,483  $373,771,076
                                               ===========   ===========   ===========   ===========   ===========


 B. An analysis of the maturity and interest rate sensitivity of real estate construction and commercial and other loans as of December 31, 1994 follows:

   Maturity analysis:

                                                One Year   One to five  After five
                                                 or Less      Years       Years        Total
                                                ----------  ----------  ----------   -----------
         Construction and development (*)      $ 4,580,438   4,463,857   9,799,228  $ 18,843,523
         Commercial - other                     36,609,542  43,458,125  21,728,386   101,796,053
                                                ----------  ----------  ----------   -----------
                                               $41,189,980  47,921,982  31,527,614  $120,639,576
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


     Sensitivity to changes in interest rates for all such loans due after one year is as follows:

                                                     Floating or
                                     Predetermined    Adjustable
                                         Rates          Rates        Totals
                                     -------------   ----------    ----------
     Principal due after one year     $12,200,919   $67,248,677   $79,449,596
                                       ==========    ==========    ==========



                                     -10-
 C. Risk Elements
    Reference is made to the caption "Asset Quality" included in Management's Analysis of Financial Statements on pages 25-27 of the Corporation's 1994 Annual Report to Shareholders incorporated herein by reference. Included therein is a discussion of the Corporation's credit review and collection practices. Also included therein is information concerning property acquired through foreclosure and in-substance foreclosures held at December 31, 1994 and the Corporation's ongoing efforts to dispose of such properties.

  1. Nonaccrual, Past Due and Restructured Loans.
     (a). Nonaccrual loans as of the dates indicated were as follows:

      December 31,    1994         1993        1992         1991        1990
      --------------------------------------------------------------------------
                   $7,119,271  $11,370,726  $12,563,329  $17,856,390 $16,329,966
                    =========   ==========   ==========   ==========  ==========


     For years 1994, 1993 and 1992, loans, with the exception of credit card loans, were placed on nonaccrual status and interest recognition was suspended when such loans were 90 days or more overdue with respect to principal and/or interest. Interest previously accrued, but not collected on such loans was reversed against current period income. Cash receipts on nonaccrual loans were recorded as interest income, or as a reduction of principal if full collection of the loan was doubtful or if impairment of the collateral was identified. Loans were removed from nonaccrual status when they had been current as to principal and interest for a period of time, the borrower had demonstrated an ability to comply with repayment terms, and when, in management's opinion, the loans were considered to be fully collectible.

     In years prior to 1992, commercial loans were placed on nonaccrual status and interest recognition was suspended when they were 90 days or more overdue. Residential mortgages and consumer loans were placed on nonaccrual status when, in management's judgment, the probability of collection was deemed insufficient to warrant further income recognition.

     For the year ended December 31, 1994, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $628,000. Interest recognized on these loans amounted to approximately $287,000.

     There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 1994.


     (b). Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:


      December 31,      1994       1993      1992      1991       1990
      --------------------------------------------------------------------
                      $24,124    $22,455   $42,648  $6,064,648 $4,039,105
                       ======     ======    ======   =========  =========

                                     -11-

(c). Restructured accruing loans for the dates indicated were as follows:

      December 31,     1994        1993        1992        1991        1990
      -----------------------------------------------------------------------
                    $364,824    $   ---    $1,476,000  $1,522,282  $     --
                     =======    =========   =========   =========   =========

     Restructured accruing loans include those for which concessions, such as reduction of interest rates other than normal market rate adjustments or deferral of principal or interest payments, have been granted due to a borrower's financial condition. Interest on restructured loans is accrued at the reduced rate. Loans restructured during 1994 amounted to $525,809, of which $160,985 is included in nonaccrual loans reported in Section III.C.1.(a) above.


  2. Potential Problem Loans.
     Potential problem loans consist of certain accruing commercial loans that were less than 90 days past due at December 31, 1994, including certain loans classified as either substandard, doubtful or loss by the Bank's primary regulator during their most recent examination conducted during the fourth quarter of 1994 and loans identified by management of the Bank as
     potential problem loans.   Such loans are characterized by weaknesses in
     the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in III.C.1 above.

     At December 31, 1994, potential problem loans which were contractually current amounted to $4.9 million. In addition, potential problem loans that were 30-89 days past due amounted to approximately $2.3 million at December 31, 1994. The Corporation's loan policy provides guidelines for the review of such loans in order to facilitate collection.

     Depending on future events, the potential problem loans referred to above, and others not currently identified, could be classified as nonperforming in the future.

  3. Foreign Outstandings.     None

  4. Loan Concentrations.   The Corporation has no concentration of loans which
     exceed 10% of its total loans except as disclosed by types of loan in
     Section III.A.


 D. Other Interest-Bearing Assets:    None


                                     -12-

IV. SUMMARY OF LOAN LOSS EXPERIENCE
    -------------------------------
A. The reserve for possible loan losses is available for future credit losses inherent in the loan portfolio. The level of the reserve is based on management's ongoing review of the growth and composition of the loan portfolio, net charge-off experience, current and expected economic conditions, and other pertinent factors. Loans (or portions thereof) deemed to be uncollectible are charged against the reserve and recoveries of amounts previously charged off are added to the reserve. Loss provisions charged to earnings are added to the reserve to bring it to the desired level. Loss experience on loans is presented in the following table for the years indicated.


   Analysis of the Reserve for Possible Loan Losses
   ------------------------------------------------


        December 31,                          1994        1993        1992        1991       1990
        --------------------------------------------------------------------------------------------
        Balance at beginning of year      $8,657,263  $7,342,276  $6,474,272  $8,487,196 $3,229,112
        Charge-offs (domestic):
          Residential:
           Mortgages                         158,526     203,472     260,848     331,130     41,699
           Homeowner construction                 --          --          --          --         --
          Commercial:
            Mortgages                        329,233     596,250      24,154   2,097,532    100,000
            Construction and development          --          --     114,315   1,312,452    980,143
            Other                            375,609     333,924   2,522,916   2,928,730  1,867,843
          Installment                        250,840     378,575     494,756     771,705    269,260
                                           ---------   ---------   ---------   ---------  ---------
            Total charge-offs              1,114,208   1,512,221   3,416,989   7,441,549  3,258,945
                                           ---------   ---------   ---------   ---------  ---------
        Recoveries (domestic):
          Residential:
            Mortgages                          1,110       2,278          --          272        --
            Homeowner construction                --          --          --          --         --
          Commercial:
            Mortgages                         21,830      84,351         200          --         --
            Construction and development       6,504      20,756      29,424     100,997         --
            Other                            188,722     174,976     192,845      23,981     11,018
          Installment                         74,686      44,847      62,524     103,375      6,011
                                           ---------   ---------   ---------   ---------  ---------
            Total recoveries                 292,852     327,208     284,993     228,625     17,029
                                           ---------   ---------   ---------   ---------  ---------
            Net charge-offs                  821,356   1,185,013   3,131,996   7,212,924  3,241,916
        Additions charged to earnings      1,000,000   2,500,000   4,000,000   5,200,000  8,500,000
                                           ---------   ---------   ---------   ---------  ---------
        Balance at end of period          $8,835,907  $8,657,263  $7,342,276  $6,474,272 $8,487,196
                                           =========   =========   =========   =========  =========
        Net charge-offs to average loans         .22%        .35%        .89%       1.95%       .89%
                                           =========   =========   =========   =========  =========


                                    -13-

B. The following table presents the allocation of the allowance for loan losses.



        December 31,                           1994       1993        1992        1991        1990
        --------------------------------------------------------------------------------------------
        Residential:
          Mortgages                       $1,088,974  1,064,022   1,053,778   1,225,000   1,020,000
          % of these loans to all loans         43.5%      43.3%       43.2%       46.6%       41.7%

          Homeowner construction              44,047     33,661      35,222          --          --
          % of these loans to all loans          1.8%       1.7%        1.6%        1.2%        2.4%

        Commercial:
          Mortgages                        1,114,797  1,090,454   1,017,490   1,305,509   1,493,453
          % of these loans to all loans         14.0%      13.6%       12.0%       10.2%        9.7%

          Construction and development       270,684    110,645     179,395     494,694   1,373,735
          % of these loans to all loans          3.0%       2.9%        3.4%        5.2%        7.5%

          Other                            2,686,977  2,726,961   2,753,695   2,453,753   1,887,083
          % of these loans to all loans         26.1%      28.9%       29.8%       26.7%       28.3%

        Installment                          854,688    559,889     692,913     726,000     669,615
        % of these loans to all loans           11.6%       9.6%       10.0%       10.1%       10.4%

        Unallocated (1)                    2,775,740  3,071,631   1,609,783     269,316   2,043,310
                                           ---------  ---------   ---------   ---------   ---------
                                          $8,835,907  8,657,263   7,342,276   6,474,272   8,487,196
                                               100.0%     100.0%      100.0%      100.0%      100.0%
                                           =========  =========   =========   =========   =========

   (1)  Beginning with 1991, the Corporation's practice for allocating loss exposure was refined, resulting in a broader allocation of the overall reserve.  Accordingly, portions of the unallocated reserve have been redistributed to specific loan categories.



                                     -14-
V. DEPOSITS
   --------
  A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:


                                              1994                      1993                     1992
                                      ---------------------     --------------------     --------------------
                                        Average    Average       Average    Average       Average    Average
                                        Amount    Rate Paid      Amount    Rate Paid      Amount    Rate Paid
                                      ----------- ---------     ---------- ---------     ---------- ---------
       Demand deposits               $ 49,369,000        --     40,097,000      --       32,872,000      --
       Savings deposits:
          Regular                      98,851,000      2.70%    79,567,000    2.83%      63,163,000    3.33%
          NOW accounts                 57,834,000      1.36%    58,930,000    1.84%      55,178,000    2.73%
          Money market accounts        40,101,000      2.17%    59,473,000    2.74%      63,969,000    3.45%
                                      -----------              -----------              -----------
          Total savings               196,786,000      2.20%   197,970,000    2.51%     182,310,000    3.19%

       Time deposits                  183,950,000      4.30%   176,148,000    4.60%     183,443,000    5.60%
                                      -----------              -----------              -----------
          Total deposits             $430,105,000              414,215,000              398,625,000
                                      ===========              ===========              ===========

  B. Not Applicable

  C. Not Applicable

  D. The maturity schedule of time deposits in amounts of $100,000 or more at December 31, 1994 was as follows:

                                     Over 3     Over 6
                        3 months    through    through    Over 12
                        or less     6 months  12 months    months     Total
                       ----------  ---------  ---------  ---------  ----------
     Time remaining
     until maturity:  $11,381,827  2,224,163  4,643,474  6,313,153  24,562,617
                       ==========  =========  =========  =========  ==========


  E. Not applicable


 VI. RETURN ON EQUITY AND ASSETS
     ---------------------------

                                                     1994      1993      1992
                                                     ----      ----      ----
     Return on average assets                        1.25%     1.01%     0.70%
     Return on average shareholders' equity         14.11%    12.92%     9.15%
     Dividend payout ratio                          33.02%    34.30%    46.85%
     Average equity to average total assets          8.84%     7.81%     7.68%


VII. SHORT-TERM BORROWINGS
     ---------------------
     The average balance of short-term borrowings during the reported periods was less than 30% of shareholders' equity at the end of each reported period.
                                     -15-
ITEM 2. PROPERTIES
------------------
As of December 31, 1994 the Corporation was operating six facilities including its main office located in Westerly, Rhode Island and five branch banking facilities located in Westerly, Charlestown, Narragansett, Richmond and Block Island, Rhode Island. All sites are owned, except for the Block Island branch facility, which is leased. The main office premises, containing the corporate offices and a banking facility, consists of a five story building and an adjacent two story building. The buildings, which are connected, contain approximately 50,000 square feet of space, 42,000 square feet of which is occupied by the Corporation. The remaining space is leased to merchant and professional tenants under short-term lease arrangements and could be used for expansion of the Corporation's offices. The main office location also contains a three level retail parking garage with 80,000 square feet of space.

The Corporation has made a substantial investment in its branch office facilities. The Charlestown banking office opened in 1988 in a newly constructed facility. The Narragansett banking office began operations in June 1989 in a building which had been acquired in 1988 and was completely renovated. A major renovation and expansion of the Richmond banking office was completed in January of 1990. The Richmond site also contains a separate building operated as a restaurant by a restaurant chain under a long-term lease.


ITEM 3. LEGAL PROCEEDINGS
-------------------------
Neither the Corporation nor its subsidiary is a party to any material pending legal proceedings, other than routine litigation incidental to their business activities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1994.






                                     -16-
EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------

Following is a list of all executive officers of the Corporation and the
Bank with their titles, ages, and length of service with the Corporation as of December 31, 1994. (Service prior to 1984 for all executive officers of the Corporation was with the Bank.)
                                                                      Years
Officers of the Corporation                                  Age   of service
---------------------------                                  ---   ----------
Joseph J. Kirby            President                          63       32

Joseph H. Potter           Executive Vice President           61       36

David V. Devault, CPA      Vice President and
                           Chief Financial Officer            40        8

Louis J. Luzzi             Vice President and Treasurer       53       34

Harvey C. Perry, II        Vice President and Secretary       44       20


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

                                                                      Years
Officers of the Bank                                         Age   of service
--------------------                                         ---   ----------
Vernon F. Bliven           Senior Vice President -            45       22
                             Human Resources

Robert G. Cocks, Jr.       Senior Vice President - Lending    50        2

                                     -17-
Louis W. Gingerella, Jr.   Senior Vice President -            42        4
                             Credit Administration

B. Michael Rauh, Jr.       Senior Vice President -            35        3
                             Retail Banking


Vernon F. Bliven joined the Bank in 1972 and was elected Assistant Vice President in 1980, Vice President in 1986 and Senior Vice President - Human Resources in 1993.

Robert G. Cocks, Jr. joined the Bank in 1992 as Senior Vice President - Lending. Prior to joining the Bank he served as Executive Vice President at Bay Bank South from 1987 to 1991. From 1991 to 1992 he worked as an independent consultant.

Louis W. Gingerella, Jr. joined the Bank in 1990 as Vice President - Credit Administration. He was elected Senior Vice President - Credit Administration in 1992. Prior to joining the Bank he held the position of Senior Vice President with Bank of New England since 1988.

B. Michael Rauh, Jr. joined the Bank in 1991 as Vice President - Marketing and was promoted in 1993 to Senior Vice President - Retail Banking. Prior to joining the Bank he was Executive Vice President with the advertising agency of Chaffee & Partners since 1989.


                                     -18-

                                    PART II
                                    -------

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS
-------------------------------------------------------------
The Corporation's common stock has traded on the NASDAQ Small-Cap Market since June 19, 1992. Previously, the Corporation's common stock had been listed on the NASDAQ Over-The-Counter Market system since June 1987.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 1994 and 1993 are presented in the following table.
The stock prices are based on the high and low sales prices during the respective quarter. Stock price and dividend amounts have been restated to reflect a 3-for-2 stock split paid in the form of a stock dividend on August 31, 1994.



1994 Quarters                 1         2          3          4
--------------------------------------------------------------------
Stock prices:
      high                  19.17     22.50       24.00      24.00
      low                   16.67     17.67       21.33      19.75

Cash dividend declared        .16       .17         .20        .20


1993 Quarters                 1         2          3          4
--------------------------------------------------------------------
Stock prices:
      high                  13.00     15.33       16.83      18.00
      low                   10.67     11.67       13.67      15.33

Cash dividend declared        .15       .15         .15        .14


The Corporation will continue to review future common stock dividends based on profitability, financial resources and economic conditions. The Corporation has recorded consecutive quarterly dividends for over one hundred years. On March 16, 1995, the Corporation's Board of Directors declared a cash dividend of $.22 per share, an increase of 10% over the previous dividend amount. The dividend is payable April 17, 1995 to shareholders of record as of April 3, 1995.

The Corporation's primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank. A discussion of the restrictions on the advance of funds or payment of dividends to the Corporation is included in Note 16 to the Consolidated Financial Statements included in the 1994 Annual Report to Shareholders which is incorporated herein by reference.

At December 31, 1994 there were 1,216 holders of record of the Corporation's common stock.


                                     -19-
ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
Selected consolidated financial data for the five years ended December 31, 1994 appears under the caption "Five Year Summary of Selected Consolidated Financial Data" on page 22 of the Corporation's 1994 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
The information required by this Item appears under the caption "Management's Analysis of Financial Statements" on pages 23-34 of the Corporation's 1994 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
The financial statements and supplementary data are contained in the Corporation's 1994 Annual Report to Shareholders, filed as Exhibit 13, on the pages indicated in the following table, and are incorporated herein by reference.

                                                             Page of 1994
                                                             Annual Report
                                                             -------------
   Consolidated Balance Sheets                                    35
   Consolidated Statements of Income                              36
   Consolidated Statements of Changes in Shareholders' Equity     38
   Consolidated Statements of Cash Flows                          37
   Notes to Consolidated Financial Statements                     39
   Parent Company Financial Statements                            55
   Independent Auditor's Report                                   57
   Summary of Unaudited Quarterly Financial Information           58


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------
None.



                                     -20-
                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
Required information regarding directors is presented under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 20, 1995 prepared for the 1995 Annual Meeting of Shareholders and incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I under the caption "Executive Officers of the Registrant".

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption "Compliance with Section 16(a) of the Exchange Act" in the Corporation's Proxy Statement dated March 20, 1995 prepared for the 1995 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
The information required by this Item appears under the caption "Compensation of Directors and Executive Officers - Executive Compensation" in the Corporation's Proxy Statement dated March 20, 1995 prepared for the 1995 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
-------------------------------------------------
The information required by this Item appears under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 20, 1995 prepared for the 1995 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
The information required by this Item is incorporated herein by reference to the caption "Indebtedness and Other Transactions" of the Corporation's Proxy Statement dated March 20, 1995 prepared for the 1995 Annual Meeting of Shareholders.


                                     -21-
                                    PART IV
                                    -------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
------------------------------------------------------------------------
(a) 1. The financial statements of Washington Trust Bancorp, Inc. required in response to this Item are listed in response to Item 8 of this Report and are incorporated herein by reference.

    2. Financial Statement Schedules.  All schedules normally required by
       Article 9 of Regulation S-K and all other schedules to the consolidated financial statements of the Corporation have been omitted because the required information is either not required, not applicable, or is included in the consolidated financial statements or notes thereto.

(b) No reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1994.

(c)    Exhibit Index.


 Exhibit Number
 --------------
        3.(i)  Restated articles of incorporation
        3.(ii) By-laws of the Corporation                            **

     * 10.1    Supplemental Pension Benefit and Profit Sharing
                Plan
     * 10.2    Outside Director's Retainer Continuation Plan
     * 10.3    Plan for Deferral of Director's Fees
     * 10.4    Amended and Restated 1988 Stock Option Plan
     * 10.5    Short Term Incentive Plan                           ***

       11     Computation of Earnings per share

       13     1994 Annual Report to Shareholders

       21     Subsidiaries of the Registrant

       23     Consent of Independent Auditors

       27     Financial Data Schedule

 *  Management contract or compensatory plan or arrangement.

** Incorporated herein by reference to Exhibit 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Commission.

*** Incorporated herein by reference to Exhibit 10 of the Registrant's Annual
    Report on Form 10-K for the year ended December 31, 1993, previously filed with the Commission.

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

                                        WASHINGTON TRUST BANCORP, INC.
                                        ------------------------------
                                                (Registrant)

              March 16, 1995            Joseph J. Kirby
       Date ________________        By  ______________________________________
                                        Joseph J. Kirby, President, Principal
                                         Executive Officer and Director

              March 16, 1995            David V. Devault
       Date ________________        By  ______________________________________
                                        David V. Devault, Vice President,
                                         Chief Financial Officer and Principal
                                         Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              March 16, 1995            Joseph H. Potter
       Date ________________            ______________________________________
                                        Joseph H. Potter, Executive Vice
                                         President and Director

              March 16, 1995            Gary P. Bennett
       Date ________________            ______________________________________
                                        Gary P. Bennett, Director



       Date ________________            ______________________________________
                                        Steven J. Crandall, Director


             March 16, 1995             Richard A. Grills
       Date ________________            ______________________________________
                                        Richard A. Grills, Director


             March 16, 1995             Larry J. Hirsch
       Date ________________            ______________________________________
                                        Larry J. Hirsch, Director

              March 16, 1995            Katherine W. Hoxsie
       Date ________________            ______________________________________
                                        Katherine W. Hoxsie, Director


              March 16, 1995            Mary E. Kennard
       Date ________________            ______________________________________
                                        Mary E. Kennard, Director


              March 16, 1995            James W. McCormick, Jr.
       Date ________________            ______________________________________
                                        James W. McCormick, Jr., Director


              March 16, 1995            Thomas F. Moore
       Date ________________            ______________________________________
                                        Thomas F. Moore, Director


              March 16, 1995            Brendan P. O'Donnell
       Date ________________            ______________________________________
                                        Brendan P. O'Donnell, Director


              March 16, 1995            Victor J. Orsinger, II
       Date ________________            ______________________________________
                                        Victor J. Orsinger, II, Director


              March 16, 1995            Anthony J. Rose, Jr.
       Date ________________            ______________________________________
                                        Anthony J. Rose, Jr., Director


              March 16, 1995            James P. Sullivan
       Date ________________            ______________________________________
                                        James P. Sullivan, Director


              March 16, 1995            Neil H. Thorp
       Date ________________            ______________________________________
                                        Neil H. Thorp, Director