Form 10-Q
period 1995-03-31
WASHINGTON TRUST BANCORP INC
filed 1995-05-15
CIK 737468

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended      March 31, 1995
                              ------------------------------------------
                                              or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934
For the transition period from   ________________  to  _____________

Commission file Number                         0-13091
                     -----------------------------------------------
                            WASHINGTON TRUST BANCORP, INC.
- ---------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          RHODE ISLAND                               05-0404671
- -------------------------------                   -----------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

23 BROAD STREET, WESTERLY, RHODE ISLAND                     02891
- ---------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code   (401) 348-1200
                                                          -------------
                                              N/A
- ---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  [ X ] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of May 5, 1995.

            Class                          Outstanding at May 5, 1995
  ------------------------------           --------------------------
  Common stock, $.0625 par value                2,825,313 Shares

                                                    Page 1



WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1995


                                    CONTENTS
                                    --------


                                                                       Page No.
PART I.  ITEM 1. Financial Information                                 --------
- --------------------------------------

   Consolidated Balance Sheets
      March 31, 1995, March 31, 1994, and December 31, 1994                3

   Consolidated Statements of Income
      Three Months Ended March 31, 1995 and 1994                           4

   Consolidated Statements of Changes in Shareholders' Equity
      Three Months Ended March 31, 1995 and 1994                           5

   Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1995 and 1994                           6

   Condensed Notes to Consolidated Financial Statements                    7


PART I.  ITEM 2.
- ----------------
   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           12


PART II.  Other Information                                               19
- ---------------------------


Signatures                                                                20
- ----------

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                 March 31,         March 31,       December 31,
ASSETS                                                             1995              1994              1994
- ------                                                          ----------        ----------        ----------
Cash and due from banks                                      $  12,973,602     $  14,614,253     $  15,172,421
Federal funds sold                                               8,952,785           906,713         3,232,489
Securities available for sale, at market value;
  cost $28,923,719, $33,461,122 and $31,846,965
  at March 31, 1995 and 1994, and December 31,
  1994, respectively                                            34,565,969        39,379,482        36,516,115
Mortgage loans held for sale                                       330,352            79,532           203,750
Investment securities, at cost; market value
  $49,961,126, $51,743,604 and $49,395,262 at
  March 31, 1995 and 1994, and December 31,
  1994, respectively                                            51,781,957        52,228,024        52,496,616

Loans                                                          395,695,934       368,855,841       393,926,200
Less reserve for possible loan losses                            8,742,225         9,219,536         9,327,942
                                                               -----------       -----------       -----------
  Net loans                                                    386,953,709       359,636,305       384,598,258

Premises and equipment, net                                     14,802,228        14,360,066        14,779,903
Accrued interest receivable                                      3,561,387         3,008,680         3,232,211
Other real estate owned, net                                     1,993,859         3,531,049         2,007,212
Other assets                                                     3,501,586         2,319,200         3,440,988
                                                               -----------       -----------       -----------
  Total assets                                               $ 519,417,434     $ 490,063,304     $ 515,679,963
                                                               ===========       ===========       ===========

LIABILITIES

Demand deposits                                              $  47,737,913     $  43,044,884     $  53,373,386
Savings deposits                                               176,031,059       193,042,414       192,653,937
Time deposits                                                  219,122,728       178,243,954       194,703,819
                                                               -----------       -----------       -----------
  Total deposits                                               442,891,700       414,331,252       440,731,142

Dividends payable                                                  621,514           468,497           564,686
Securities sold under agreement to repurchase                           --         3,745,000                --
Federal Home Loan Bank advances                                 22,076,707        23,551,500        23,522,343
Accrued expenses and other liabilities                           6,219,227         5,221,485         5,078,808
                                                               -----------       -----------       -----------
  Total liabilities                                            471,809,148       447,317,734       469,896,979
                                                               -----------       -----------       -----------
SHAREHOLDERS' EQUITY

Common stock of $.0625 par value; authorized
  10,000,000 shares; issued 2,880,000 shares                       180,000           120,000           180,000
Paid-in capital                                                  2,874,005         2,852,642         2,869,135
Retained earnings                                               41,831,095        37,054,202        40,613,979
Unrealized gain on securities available for sale, net of tax     3,385,350         3,551,018         2,801,490
Treasury stock, at cost; 54,940 shares at
  March 31, 1995, 69,047 shares at March 31, 1994
  and 56,570 shares at December 31, 1994                          (662,164)         (832,292)         (681,620)
                                                               -----------       -----------       -----------
  Total shareholders' equity                                    47,608,286        42,745,570        45,782,984
                                                               -----------       -----------       -----------
  Total liabilities and shareholders' equity                 $ 519,417,434     $ 490,063,304     $ 515,679,963
                                                               ===========       ===========       ===========

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

Three Months Ended March 31,                                  1995        1994
- ----------------------------                               ----------  ----------
Interest income:
  Interest and fees on loans                              $ 8,737,731  $7,246,159
  Investment securities and securities
   available for sale:
     Interest                                               1,114,785   1,125,067
     Dividends                                                190,601     194,079
  Federal funds sold                                          101,283      50,614
                                                           ----------   ---------
  Total interest income                                    10,144,400   8,615,919
                                                           ----------   ---------
Interest expense:
  Savings deposits                                            994,100   1,070,141
  Time deposits                                             2,498,335   1,917,840
  Other                                                       408,691     319,282
                                                           ----------   ---------
  Total interest expense                                    3,901,126   3,307,263
                                                           ----------   ---------
Net interest income                                         6,243,274   5,308,656
Provision for loan losses                                     150,000     333,365
                                                           ----------   ---------
Net interest income after provision for loan losses         6,093,274   4,975,291
                                                           ----------   ---------
Noninterest income:
  Trust income                                                777,823     801,520
  Service charges on deposit accounts                         470,287     383,357
  Merchant processing fees                                     76,529      57,568
  Gains on sales of securities available for sale                  --     681,558
  Gains (losses) on loan sales                                 21,989     (43,726)
  Other income                                                254,446     185,050
                                                           ----------   ---------
  Total noninterest income                                  1,601,074   2,065,327
                                                           ----------   ---------
Noninterest expense:
  Salaries and employee benefits                            2,590,921   2,459,221
  Net occupancy                                               301,097     307,985
  Equipment                                                   309,445     292,036
  Deposit taxes and assessments                               308,117     298,356
  Foreclosed property costs, net                               53,328     108,846
  Office supplies                                             129,603     181,040
  Advertising and promotion                                   109,546     142,070
  Credit and collection                                       122,443     169,401
  Charitable contributions                                         --     699,897
  Other                                                       919,218     751,139
                                                           ----------   ---------
  Total noninterest expense                                 4,843,718   5,409,991
                                                           ----------   ---------
Income before income taxes                                  2,850,630   1,630,627
Applicable income taxes                                     1,012,000     526,000
                                                           ----------   ---------
  Net income                                              $ 1,838,630  $1,104,627
                                                           ==========   =========

Weighted average shares outstanding - fully diluted         2,879,382   2,859,041
Weighted average shares outstanding - primary               2,876,668   2,837,781
Earnings per share - fully diluted                              $ .64       $ .39
Earnings per share - primary                                    $ .64       $ .39
Cash dividends declared per share                               $ .22       $ .16

See accompanying notes to consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity


Three months ended March 31,                              1995           1994
- ---------------------------------------------------------------------------------
Common Stock
- ------------
Balance at end of period                              $   180,000    $   120,000
- ---------------------------------------------------------------------------------

Paid-in Capital
- ---------------
Balance at beginning of year                            2,869,135      2,822,908
  Issuance of common stock for dividend
   reinvestment and stock option plans                      4,870         29,733
- ---------------------------------------------------------------------------------
Balance at end of period                                2,874,005      2,852,641
- ---------------------------------------------------------------------------------

Retained Earnings
- -----------------
Balance at beginning of year                           40,613,979     36,418,073
  Net income                                            1,838,630      1,104,627
  Cash dividends declared                                (621,514)      (468,497)
- ---------------------------------------------------------------------------------
Balance at end of period                               41,831,095     37,054,203
- ---------------------------------------------------------------------------------

Unrealized Gain on Securities Available for Sale
- ------------------------------------------------
Balance at beginning of year                            2,801,490             --
  Adoption of SFAS No. 115                                     --      4,910,522
  Change in unrealized gain on securities
    available for sale, net of tax                        583,860     (1,359,504)
- ---------------------------------------------------------------------------------
Balance at end of period                                3,385,350      3,551,018
- ---------------------------------------------------------------------------------

Treasury Stock
- --------------
Balance at beginning of year                             (681,620)      (898,056)
  Issuance of common stock for dividend
   reinvestment and stock option plans                     19,456         65,764
- ---------------------------------------------------------------------------------
Balance at end of period                                 (662,164)      (832,292)
- ---------------------------------------------------------------------------------

Total Shareholders' Equity                            $47,608,286    $42,745,570
=================================================================================

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Three months ended
                                                                  March 31,
                                                          -------------------------
                                                             1995           1994
                                                          ----------     ----------
Cash flows from operating activities:
  Net income                                           $   1,838,630      1,104,627
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses                                150,000        333,365
    Provision for valuation of other real estate owned         7,712         17,760
    Depreciation of premises and equipment                   325,000        330,182
    Amortization of net deferred loan fees and costs        (196,421)      (159,258)
    Gains on sales of securities available for sale               --       (681,558)
    Losses on sales of other real estate owned                 1,914          6,731
    Losses (gains) on loan sales                             (21,989)        43,726
    Proceeds from sales of loans                           1,949,853      9,201,632
    Loans originated for sale                             (2,054,467)    (5,615,391)
    Increase in accrued interest receivable                 (329,176)      (137,769)
    Increase in other assets                                (449,838)      (361,942)
    Increase in accrued expenses and other liabilities     1,140,419        641,679
    Other, net                                                22,322         56,320
                                                          ----------     ----------
   Net cash provided by operating activities               2,383,959      4,780,104
                                                          ----------     ----------

Cash flows from investing activities:
  Securities available for sale:
    Purchases                                                (88,200)        (8,000)
    Proceeds from sales of equity securities                      --      3,449,897
    Maturities                                             3,000,000             --
  Investment securities:
    Purchases                                                     --     (1,161,852)
    Maturities and principal repayments                      701,730      1,416,634
  Loan originations in excess of principal
    collected on loans                                    (2,304,086)   (11,730,619)
  Proceeds from sales and other reductions
    of other real estate owned                                 1,905         22,635
  Purchases of premises and equipment                       (348,393)      (335,117)
                                                          ----------     ----------
   Net cash provided by (used in) investing activities       962,956     (8,346,422)
                                                          ----------     ----------

Cash flows from financing activities:
  Net increase (decrease) in deposits                      2,160,558     (9,043,368)
  Net increase in securities sold under
    agreement to repurchase                                       --      3,745,000
  Proceeds from Federal Home Loan Bank advances           12,564,839      3,051,500
  Payments of Federal Home Loan Bank advances            (14,010,475)            --
  Proceeds from issuance of commmon stock from treasury       24,326         95,497
  Cash dividends paid                                       (564,686)      (411,473)
                                                          ----------     ----------
   Net cash provided by (used in) financing activities       174,562     (2,562,844)
                                                          ----------     ----------

   Net increase (decrease) in cash and cash equivalents    3,521,477     (6,129,162)
   Cash and cash equivalents at beginning of period       18,404,910     21,650,128
                                                          ----------     ----------
   Cash and cash equivalents at end of period          $  21,926,387     15,520,966
                                                          ==========     ==========

Noncash Investing Activities:
   Transfers from loans to other real estate owned     $      88,428        282,363
   Loans charged off                                         807,274        266,772
   Loans made to facilitate the sale of OREO                  90,250         90,000
   Change in unrealized gain on securities
     available for sale, net of tax                          583,860      3,551,018
Supplemental Disclosures:
   Interest payments                                   $   1,859,443      1,789,504
   Income tax payments                                       117,250        481,009


See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995 AND 1994


(1) BASIS OF PRESENTATION
- -------------------------
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the Corporation) are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (consisting only of normally recurring accruals) necessary to present fairly the Corporation's financial position as of March 31, 1995 and 1994 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated. Certain amounts in the 1994 consolidated financial statements have been reclassified to conform to the current reporting format.

The unaudited consolidated financial statements of Washington Trust Bancorp, Inc. presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended
December 31, 1994, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1994.


(2) IMPAIRED LOANS
- ------------------
Effective January 1, 1995, the Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan" and SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". These statements establish accounting standards for measuring impairment on loans for which it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires impairment to be measured on a discounted cash flow method, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. However, impairment must be measured based on the fair value of the collateral if it is determined that foreclosure is probable. SFAS No. 114 also narrows the definition of in-substance foreclosures to include only those loans for which the Corporation has taken possession of the collateral, but has not completed legal foreclosure proceedings. Accordingly, loans classified as in-substance foreclosure are treated as impaired loans rather than other real estate owned
(OREO) under these pronouncements.

Upon adoption of SFAS No. 114 and No. 118, the Corporation reclassified in-substance foreclosed loans of $3,792,728 from OREO to loans, and a related valuation reserve of $492,035 from OREO to the reserve for loan losses. Comparable amounts reclassified as of March 31, 1994 were loans amounting to $5,179,693 and a related valuation reserve of $389,485.

Impaired loans consist of all nonaccrual commercial loans. When a loan is placed on nonaccrual status and identified as impaired, interest previously accrued, but not collected is reversed against current period income, and further recognition of accrued interest is suspended. Subsequent cash receipts on impaired loans are applied to the outstanding principal balance of the loan, or recognized as interest income depending on management's assessment of the ultimate collectibility of the loan.

At March 31, 1995, the recorded investment in impaired loans was $6,670,000, including $4,672,000 which had a related allowance amounting to $920,000. The balance of impaired loans which did not require an allowance was $1,998,000. During the three months ended March 31, 1995, the average recorded investment in impaired loans was $6,938,000. Also during this period, interest income recognized on impaired loans amounted to approximately $92,000. Interest income on impaired loans is recognized on a cash basis only.


(3) SECURITIES AVAILABLE FOR SALE
- ---------------------------------
Securities available for sale are those which the Corporation intends to use as part of its asset/liability strategy or that may be sold as a result of changes in market conditions, changes in prepayment risk, rate fluctuations, liquidity or capital requirements.

Securities available for sale are summarized as follows:

                                Amortized   Unrealized  Unrealized     Market
 March 31, 1995                    Cost       Gains       Losses       Value
 --------------                 ----------  ----------  ----------   -----------
  U.S. Treasury obligations    $22,048,034     240,802    (359,816)  $21,929,020
  Corporate stocks               3,880,685   5,771,726     (10,462)    9,641,949
  Federal Home Loan Bank stock   2,995,000          --          --     2,995,000
                               -----------  ----------   ---------    ----------
                               $28,923,719   6,012,528    (370,278)  $34,565,969
                               ===========  ==========   =========   ===========

                                Amortized   Unrealized   Unrealized     Market
 March 31, 1994                    Cost       Gains        Losses       Value
 --------------                 ----------  ----------   ---------   -----------
  U.S. Treasury obligations    $25,105,567     550,944    (158,516)  $25,497,995
  Corporate debt securities      1,000,000          --          --     1,000,000
  Corporate stocks               5,374,755   5,609,121     (83,189)   10,900,687
  Federal Home Loan Bank stock   1,980,800          --          --     1,980,800
                               -----------  ----------   ---------    ----------
                               $33,461,122   6,160,065    (241,705)  $39,379,482
                               ===========  ==========   =========   ===========

Included in corporate stocks at March 31, 1995 and 1994 were $500,000 and $2.0 million, respectively, of auction rate preferred stocks. These are preferred stock instruments whose dividend rate is reset by auction every 49 days to a market rate which results in a market value of par.

U.S. Treasury obligations with a carrying value of $2,993,770 and $3,026,560 were pledged to secure public deposits and for other purposes at March 31, 1995 and 1994, respectively. U.S. Treasury obligations with a carrying value of $3,660,790 were pledged as collateral against securities sold under agreements to repurchase at March 31, 1994.
                                        -8-

There were no sales of corporate stocks for the quarter ended March 31, 1995. For the quarter ended March 31, 1994, proceeds from sales of corporate stocks and gains realized on these sales amounted to $3,449,897 and $681,558, respectively. No losses were realized on these sales. Realized gains from sales of corporate stocks were determined using the average cost method.


(4) INVESTMENT SECURITIES
- -------------------------
Those debt securities that the Corporation has the ability and intent to hold until maturity are classified as investment securities. Debt securities held in the investment portfolio are carried at cost, adjusted for amortization of premium and accretion of discount.

The amortized cost and market values of investment securities are summarized as follows:

                                        Carrying   Unrealized  Unrealized     Market
 March 31, 1995                          Value       Gains       Losses       Value
 --------------                        ----------  ----------  ----------  -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government-sponsored agencies     $20,411,979          --  (1,217,889) $19,194,090
  Mortgage-backed securities           21,359,718          --    (468,415)  20,891,303
  States and political subdivisions    10,010,260      19,330    (153,857)   9,875,733
                                      -----------  ----------   ---------  -----------
                                      $51,781,957      19,330  (1,840,161) $49,961,126
                                      ===========  ==========   =========  ===========

                                        Carrying   Unrealized  Unrealized     Market
 March 31, 1994                          Value       Gains       Losses       Value
 --------------                        ----------  ----------  ----------  -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government-sponsored agencies     $19,419,051      11,816    (353,593) $19,077,274
  Mortgage-backed securities           24,094,454      64,665    (140,413)  24,018,706
  States and political subdivisions     8,714,519      42,231    (109,126)   8,647,624
                                      -----------  ----------   ---------  -----------
                                      $52,228,024     118,712    (603,132) $51,743,604
                                      ===========  ==========   =========  ===========

Investment securities with a carrying value of $1,399,501 and $999,683 were pledged to secure public deposits and for other purposes at March 31, 1995 and 1994, respectively.

There were no sales or transfers of investment securities during the quarters ended March 31, 1995 and 1994.

(5) LOAN PORTFOLIO
- ------------------
The following is a summary of loans:
                                                    March 31,
                                            -------------------------
                                                1995          1994
                                            -----------   -----------
    Residential real estate:
      Mortgages                            $172,465,660  $159,422,264
      Homeowner construction                  5,561,805     5,512,610
                                            -----------   -----------
    Total residential real estate           178,027,465   164,934,874
                                            -----------   -----------
    Commercial:
      Mortgages                              56,004,297    52,508,040
      Construction and development           13,641,295     9,905,562
      Other                                 101,705,852   105,241,466
                                            -----------   -----------
    Total commercial                        171,351,444   167,655,068
                                            -----------   -----------
    Installment                              46,317,025    36,265,899
                                            -----------   -----------
                                           $395,695,934  $368,855,841
                                            ===========   ===========


(6) RESERVE FOR POSSIBLE LOAN LOSSES
- ------------------------------------
The following is an analysis of the reserve for possible loan losses:

                                                 Three months ended
                                                      March 31,
                                              ----------------------
                                                 1995         1994
                                              ---------    ---------
 Balance at beginning of period              $9,327,942   $9,089,775
 Provision charged to expense                   150,000      333,365
 Recoveries                                      71,557       63,168
 Loans charged off                             (807,274)    (266,772)
                                              ---------    ---------
 Balance at end of period                    $8,742,225   $9,219,536
                                              =========    =========

Prior period amounts presented have been restated as a result of the implementation of SFAS No. 114 and No. 118. See Note 2 to the Consolidated Financial Statements for additional discussion.


(7) NONACCRUAL LOAN POLICY
- --------------------------
Loans, with the exception of credit card loans and certain residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest. Interest previously accrued, but not collected on such loans is reversed against current period income. Cash receipts on nonaccrual loans are applied to the outstanding principal balance of the loan, or recognized as interest income depending on management's assessment of the ultimate collectibility of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with the repayment terms, and when, in management's option, the loans are considered to be fully collectible.

Effective January 1, 1995, residential mortgages are placed on nonaccrual status when they are 90 days or more overdue, unless in management's judgment the value of the underlying collateral is sufficient to preclude any loss of principal and interest. Previously, all residential mortgages were placed on nonaccrual status when they became 90 days past due. The effect of this change on the results of operations was insignificant.


(8) INTEREST RATE RISK MANAGEMENT POLICY
- ----------------------------------------
The Corporation uses interest rate swaps and interest rate floor contracts as part of its interest rate risk management strategy. Swaps are agreements in which the Corporation and another party agree to exchange interest payments on a notional principal amount. A floor is a purchased contract that entitles the Corporation to receive payment from a counterparty if a rate index falls below a contractual rate. The amount of the payment is the difference between the contractual floor rate and the rate index multiplied by the notional principal amount of the contract. If the contractual rate does not fall below the floor rate, no payment is received. The credit risk associated with these types of transactions is risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate contracts only with creditworthy counterparties. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the Corporation's potential loss exposure.

Interest rate risk contracts outstanding at March 31, 1995 are summarized in the following table:

Description           Notional amount     Terms
- -----------           ---------------     -----
Interest rate swap    $10,000,000         Pay 3-month LIBOR; resetting quarterly
                                          Receive 6.1% fixed
                                          Expiration date:  May, 1996

Floor contract        $20,000,000         Receive payment if LIBOR falls below
                                            6.1875%
                                          Expiration date:  February, 2000

Floor contract        $30,000,000         Receive payment if Prime falls below
                                            9.0%
                                          Expiration date:  February, 2000

The purpose of the swap agreement is to convert the fixed rate paid on certain time deposits to a quarterly-resetting rate. The purpose of the floor contracts is to offset the risk of future reductions in interest earned on certain floating rate loans. For swaps and floors that are designated as hedge transactions, the net differential paid or received on the swap, the amortization of the floor premium and any payment received under the floor contract is accounted for as an adjustment to the yield of the balance sheet asset or liability that is hedged.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS


Quarterly Results of Operations
- -------------------------------
Net income for the three months ended March 31, 1995 amounted to $1,838,630, 66.4% higher than the $1,104,627 net income recorded in the first quarter of 1994. Earnings per share for the quarter ended March 31, 1995 amounted to $.64, up 64.1% from $.39 per share earned in the quarter ended March 31, 1994.

The increase in net income in 1995 is primarily attributable to the increase in net interest income of approximately $935,000. This increase reflects the widening of the interest rate spread which began in 1994. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses amounted to $150,000 for the three months ended March 31, 1995, down from $333,365 in the first quarter of 1994.

Total noninterest income for the three months ended March 31, 1995 amounted to $1.6 million, compared to $2.1 million, for the three months ended March 31, 1994. The 1994 amount included gains on sales of securities available for sale of $681,558. These securities gains were taken in connection with a nonrecurring contribution expense of approximately $700,000 recorded in the first quarter of 1994 for the establishment of a charitable trust. There were no sales of securities in the first quarter of 1995. Noninterest income excluding securities gains as well as gains and losses on loan sales rose 10.6% over the prior year due to fee increases and higher transaction volume.

Total noninterest expense for the quarter ended March 31, 1995 amounted to $4.8 million, up 2.8% over the 1994 period excluding the nonrecurring contribution expense of approximately $700,000 associated with the establishment of a charitable trust.

Included in salaries and benefits in the first quarter of 1994 is the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The effect of the adoption was not material to the Corporation's financial position or results of operations. Excluding the effect of the adoption of SFAS No. 112, salaries and employee benefits rose 10.9% in 1995 over the prior year quarter. The increase is attributable to normal salary adjustments and increased staffing levels.

Foreclosed property costs were reduced by 51.0% from the prior year quarter and amounted to $53,328 for the three months ended March 31, 1995. This decrease is primarily attributable to fewer number of properties owned.


Financial Condition and Liquidity
- ---------------------------------
Total assets amounted to $519.4 million at March 31, 1995, 6.0% higher than the March 31, 1994 amount. Average assets totalled $516.7 million for the quarter ended March 31, 1995, up 5.2% from average assets of $491.3 million during the quarter ended March 31, 1994.

Securities Available for Sale - During the three months ended March 31, 1995, the net unrealized gain on corporate stocks increased $565,854, reflecting an improvement in general equity market conditions. In addition, the net unrealized loss on U.S. Treasury obligations was reduced by $407,246 during the first quarter. This was primarily attributable to the decline in short and medium-term interest rates since December 31, 1994. Approximately 88% of the Corporation's U.S. Treasury portfolio available for sale matures within 3 years.

Investment Securities - The carrying value of investment securities amounted to $51.8 million at March 31, 1995, down slightly from $52.2 million in the prior year. The net unrealized loss on investment securities amounted to $1.8 million at March 31, 1995, compared to $484,000 at March 31, 1994. The March 31, 1995 amount represents an improvement of $1.3 million from the net unrealized loss of $3.1 million at December 31, 1994. This improvement was attributable to the decline in short- and medium-term interest rates during the first quarter of 1995. The Corporation has the ability and intent to hold investment securities to maturity and therefore does not expect to realize these losses.

Loans - Total loans amounted to $395.7 million at March 31, 1995, 7.3% higher than the prior year balance. The majority of the increase occurred in the residential real estate and installment loan portfolios. Residential mortgage loans totalled $172.5 million, an increase of $13.0 million, or 8.2%, from the March 31, 1994 amount. Installment loans amounted to $46.3 million at March 31, 1995, up $10.1 million, or 27.7% from the year-earlier balance. This increase was primarily due to the increase in home equity loans, which were the subject of a concentrated marketing campaign during 1994.

Total commercial loans increased moderately from the first quarter of 1994, and remained relatively unchanged from the December 31, 1994 amount. Although overall demand for commercial loans was weak in the first quarter of 1995, commercial construction loans rose 12.8% from the balance at December 31, 1994.

Deposits and Other Borrowings - Total deposits amounted to $442.9 million at March 31, 1995, up 6.9% from $414.3 million at March 31, 1994. Depositors have reacted to rising time deposit interest rates by shifting deposits into longer-term accounts. Accordingly, time deposits at March 31, 1995 were up by $40.9 million, or 22.9%, over the prior year amount. Conversely, savings deposits were reduced by $17.0 million, or 8.8%, from the March 31, 1994 amount. Time deposits comprised 49.5% of total deposits at March 31, 1995, compared to 43.0% of total deposits at March 31, 1994.

The Corporation utilizes Federal Home Loan Bank (FHLB) advances as a funding source. FHLB advances amounted to $22.1 million at March 31, 1995, with maturities generally less than five years. The average cost of FHLB advances for the first quarter of 1995 was 6.06%. There were no other short-term borrowings outstanding at March 31, 1995.

For the three months ended March 31, 1995, net cash provided by operations amounted to $2.4 million, the majority of which was generated by net income. Cash flows from investing activities amounted to $963,000. Proceeds from maturities of debt securities and principal repayments from mortgage-backed securities amounted to $3.7 million and were used in part to fund loan demand.

Asset Quality
- -------------
Nonperforming assets are summarized in the following table:


(Dollars in thousands)                        03/31/95    03/31/94    12/31/94
                                              --------    --------    --------
Nonaccrual loans 90 days or more past due      $ 6,055     $ 9,949     $ 7,183
Nonaccrual loans less than 90 days past due      3,938       4,980       3,729
                                              --------    --------    --------
Total nonperforming loans                        9,993      14,929      10,912
                                              --------    --------    --------
Other real estate owned:
  Properties acquired through foreclosure        2,553       4,647       2,578
  Valuation allowance                             (559)     (1,116)       (571)
                                              --------    --------    --------
Total other real estate owned                    1,994       3,531       2,007
                                              --------    --------    --------
Total nonperforming assets                     $11,987     $18,460     $12,919
                                              ========    ========    ========
Nonperforming loans as a % of total loans          2.5%        4.0%        2.8%
Nonperforming assets as a % of total assets        2.3%        3.8%        2.5%
Reserve for loan losses to nonperforming loans    87.5%       61.8%       85.5%



The following is an analysis of nonperforming loans by loan category:

   (In thousands)                             03/31/95    03/31/94    12/31/94
                                              --------    --------    --------
   Residential mortgages                        $2,699      $5,392      $3,681
   Commercial:
     Mortgages                                   1,617       2,310       1,700
     Construction and development                  689         666         689
     Other (1)                                   4,364       5,707       4,191
   Installment                                     624         854         651
                                              --------    --------    --------
   Total nonperforming loans                    $9,993     $14,929     $10,912
                                              ========    ========    ========

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Not included in the analysis of nonperforming assets above are approximately $262,000 of loans greater than 90 days past due, and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and therefore are deemed to have no loss exposure.

As discussed in Note 2 to the Consolidated Financial Statements, the Corporation implemented SFAS No. 114 and No. 118 as of January 1, 1995. Amounts for periods prior to the adoption have been restated. The effect of the implementation of these pronouncements was a reclassification of loans previously accounted for as in-substance foreclosures to loans in the amount of $3.8 million. Additionally, $492,000 of related OREO valuation reserve was reclassified to the reserve for possible loan losses.

The balance of other real estate owned is comprised of the following types of properties (in thousands):

                                              03/31/95    03/31/94    12/31/94
                                              --------    --------    --------
  Commercial real estate                        $  752     $ 2,279      $  752
  Residential real estate                          433         459         457
  Construction and development                     401         793         401
  Land                                             967       1,116         968
                                                ------     -------      ------
                                                 2,553       4,647       2,578

  Valuation allowance                             (559)     (1,116)       (571)
                                                ------     -------      ------
  Total other real estate owned                 $1,994     $ 3,531      $2,007
                                                ======     =======      ======

An analysis of the activity relating to other real estate owned follows (in thousands):

                                              03/31/95    03/31/94
                                              --------    --------
Balance at beginning of year                   $ 2,578     $ 4,568
Transfers from loans, net                           88         293
Sales and other reductions                        (113)       (188)
Other, net                                          --         (26)
                                               -------     -------
                                                 2,553       4,647
Valuation allowance                               (559)     (1,116)
                                               -------     -------
Balance at end of period                       $ 1,994     $ 3,531
                                               =======     =======

During the three months ended March 31, 1995, and 1994 the Corporation sold property with a carrying value of approximately $100,000 and $120,000, respectively.

The following is an analysis of the OREO valuation allowance (in thousands):

For the three months ended March 31,              1995        1994
- ------------------------------------            ------      ------
Balance at beginning of period                   $ 571      $1,156
Provision charged to expense                         8          18
Sales and other reductions                         (20)        (68)
Other, net                                          --          10
                                                ------      ------
Balance at end of period                         $ 559      $1,116
                                                ======      ======

Prior year amounts have been restated to reflect the implementation of SFAS No. 114. The effect of the implementation of this pronouncement on January 1, 1995 was a reclassification of in-substance foreclosures of $3,792,728 from OREO to loans, and a related reclassification of $492,035 in OREO valuation reserve to the reserve for possible loan losses.

Capital Resources
- -----------------
Total equity capital amounted to $47.6 million or 9.2% of total assets at March 31, 1995. This compares to $42.7 million or 8.7% at March 31, 1994 and $45.8 or 8.9% at December 31, 1994. The $1.8 million increase from year-end is primarily attributable to an increase in unrealized gains on securities available for sale of $584,000 and $1.2 million resulting from earnings retention.

The Corporation's total risk-adjusted capital ratio amounted to 14.10% at March 31, 1995. Banks are required to maintain a minimum capital to risk-adjusted asset ratio of 8%. The Corporation's leverage ratio amounted to 8.58% at March 31, 1995, well above the regulatory requirement of 3% for banking organizations with strong earnings, liquidity and asset quality who do not anticipate significant growth and who have well-diversified risk.

Dividends payable at March 31, 1995 amounted to $621,514, representing $.22 per share payable on April 17, 1995, an increase of 37.5% over the $.16 per share paid in the first quarter of 1994.

The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.


Net Interest Income
- -------------------
(The accompanying schedule on page 18 should be read in conjunction with this discussion.)

Fully taxable equivalent (FTE) net interest income for the three months ended March 31, 1995 amounted to $6.4 million, up 18.4% over the corresponding 1994 period. Increases in asset yields, combined with a slower rate of increase in rates paid on liabilities, were responsible for the majority of the improvement over the prior year. Balance sheet growth generated through loan originations also contributed to increased net interest income. This improvement was reflected in wider net interest spreads and margins. The FTE interest rate spread (the average rate of return on interest-earning assets less the average cost of interest-bearing funds) amounted to 4.78% for the first quarter of 1995, up from 4.35% for the first quarter of 1994. The net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 5.31% and 4.75% for the three months ended March 31, 1995 and 1994, respectively.

The FTE rate of return on interest-earning assets was 8.53% for the three months ended March 31, 1995, compared to 7.65% in the corresponding 1994 period. Most of the improvement is attributable to increased rates earned on loans. The yield earned on total loans amounted to 8.88% and 8.02% for the three months ended March 31, 1995 and 1994, respectively. Increases in the prime rate during 1994 significantly enhanced commercial loan yields, which rose from 7.77% for the first quarter of 1994 to 9.27% for the first quarter of 1995. Yields on residential real estate and installment loans also increased, although less substantially. The loan portfolio benefited from rising rates as adjustable rate mortgages (ARMs) repriced upward because of interest rate increases that occurred in 1994. In the event that interest rates stabilize or decrease during 1995, this trend of rate increases for periodically repricing loans will not continue.

Strong loan origination volumes during 1994 also contributed to higher interest income in 1995. Loan demand has been soft, however, during the first quarter of 1995 as a result of rising rates and competition. Total average loans amounted to $394.6 million for the first quarter of 1995, up 8.9% from $362.3 million for the prior year quarter.

The yields on taxable and nontaxable securities were up over the prior year, due primarily to short and medium-term rate increases that occurred during 1994. Average securities were down 5.8% from the prior year due in part to increased loan demand during 1994.

Rates paid on interest-bearing liabilities also rose from 1994 levels, although at a slower rate. The overall cost of funds on interest-bearing liabilities rose from 3.30% for the three months ended March 31, 1994, to 3.75% for the comparable 1995 period. Rates paid on time deposits and borrowed funds increased, while rates paid on savings deposits were virtually unchanged. This differential in rates has caused a shift of balances out of savings deposits into higher-priced time deposits. Total average time deposits grew $26.8 million from the first quarter of 1994 to the first quarter of 1995, while total average savings deposits declined by $14.8 million over the same period. As this trend continues, and as maturing time deposits are renewed at higher rates, the overall cost of funds is expected to increase.

Average demand deposits for the three months ended March 31, 1995 rose 13% over the prior year level. This increase affected the net interest margin favorably because these deposits are noninterest-bearing.

Average Federal Home Loan Bank (FHLB) advances for the first quarter of 1995 amounted to $26.3 million, up from $22.1 million at March 31, 1994. The additional advances were used in part to fund loan demand during a period of seasonal deposit outflow. The average rates of interest paid on FHLB advances were 6.06% and 5.58% for the three months ended March 31, 1995 and 1994, respectively.

The Corporation supplements its interest rate risk management strategies with off-balance sheet transactions. At March 31, 1995 the notional principal amount of interest rate contracts amounted to $60 million and included $10 million in interest rate swaps and $50 million in interest rate floor contracts which were purchased during the first quarter of 1995. The effect of these interest rate contracts on net interest income for the quarter ended March 31, 1995 was not material. (See Note 8 to the Consolidated Financial Statements for additional discussion.)


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

   Three months ended March 31,                              1995                            1994
   ---------------------------------------------------------------------------------------------------------
                                                   Average           Yield/         Average           Yield/
   (Dollars in thousands)                          Balance Interest   Rate          Balance Interest   Rate
   ---------------------------------------------------------------------------------------------------------
   Interest-earning assets:
     Residential real estate                      $178,265   3,686    8.27%        $163,232   3,236    7.93%
     Commercial and other                          171,209   3,968    9.27%         164,499   3,194    7.77%
     Installment loans                              45,154   1,107    9.80%          34,530     837    9.69%
   ---------------------------------------------------------------------------------------------------------
       Total loans                                 394,628   8,761    8.88%         362,261   7,267    8.02%
     Federal funds sold                              7,081     101    5.72%           7,116      51    2.85%
     Taxable securities                             72,341   1,296    7.17%          79,607   1,294    6.51%
     Nontaxable securities                          10,170     171    6.74%           7,973     124    6.21%
   ---------------------------------------------------------------------------------------------------------
   Total interest-earning assets                   484,220  10,329    8.53%         456,957   8,736    7.65%
   Non interest-earning assets                      32,498                           34,359
   ---------------------------------------------------------------------------------------------------------
     Total assets                                 $516,718                         $491,316
   =========================================================================================================
   Interest-bearing liabilities:
     Savings deposits                             $181,912     994    2.19%        $196,662   1,070    2.18%
     Time deposits                                 207,525   2,498    4.82%         180,684   1,918    4.25%
     FHLB advances                                  26,319     399    6.06%          22,125     309    5.58%
     Other                                             674      10    5.83%           1,063      10    3.94%
   ---------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities              416,430   3,901    3.75%         400,534   3,307    3.30%
   Non interest-bearing liabilities                 53,130                           47,022
   ---------------------------------------------------------------------------------------------------------
     Total liabilities                             469,560                          447,556
     Total shareholders' equity                     47,158                           43,760
   ---------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity   $516,718                         $491,316
   =========================================================================================================
     Net interest income / interest rate spread             $6,428    4.78%                  $5,429    4.35%
   =========================================================================================================
     Net interest margin                                              5.31%                            4.75%
   =========================================================================================================

   Interest income amounts presented in the table above include the following adjustments for taxable equivalency
   (in thousands):
                                                 March 31, 1995                    March 31, 1994
                                               ------------------                ------------------
     Commercial and other loans                       $ 23                             $ 20
     Nontaxable debt securities                        114                               44
     Corporate stocks                                   49                               56

                                        -18-

                                  PART II
                             OTHER INFORMATION
                             -----------------

Item 1.        Legal Proceedings
- ------         -----------------
               None

Item 2.        Changes in Securities
- ------         ---------------------
               None

Item 3.        Defaults upon Senior Securities
- ------         -------------------------------
               None

Item 4.        Submission of Matters to a Vote of Security Holders
- ------         ---------------------------------------------------
               None

Item 5.        Other Information
- ------         -----------------
               None

Item 6.        Exhibits and Reports on Form 8-K
- ------         --------------------------------
               None








                                        -19-




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


                                         WASHINGTON TRUST BANCORP, INC.
                                         ------------------------------
                                                  (Registrant)



May 15, 1995                    By: Joseph J. Kirby
                                    --------------------------------
                                    Joseph J. Kirby
                                    President (principal executive officer)




May 15, 1995                    By: Joseph H. Potter
                                    --------------------------------
                                    Joseph H. Potter
                                    Executive Vice President




May 15, 1995                    By: David V. Devault
                                   --------------------------------
                                    David V. Devault
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)



                                        -20-