Form 10-Q
period 1995-06-30
WASHINGTON TRUST BANCORP INC
filed 1995-08-11
CIK 737468

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended      June 30, 1995
                              ------------------------------------------
                                              or
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
                                                  [ X ] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of August 4, 1995.

            Class                          Outstanding at August 4, 1995
  ------------------------------           --------------------------
  Common stock, $.0625 par value                2,831,452 Shares

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1995


                                    CONTENTS
                                    --------


                                                                       Page No.
PART I.  ITEM 1. Financial Information                                 --------
- --------------------------------------

   Consolidated Balance Sheets
      June 30, 1995 and December 31, 1994                                  3

   Consolidated Statements of Income
      Three Months and Six Months Ended June 30, 1995 and 1994             4

   Consolidated Statements of Changes in Shareholders' Equity
      Six Months Ended June 30, 1995 and 1994                              5

   Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1995 and 1994                              6

   Condensed Notes to Consolidated Financial Statements                    7


PART I.  ITEM 2.
- ----------------
   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           12


PART II.  Other Information                                               20
- ---------------------------


Signatures                                                                21
- ----------

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                    June 30,            December 31,
ASSETS                                                                1995                  1994
Cash and due from banks                                         $  15,912,597         $  15,172,421
Federal funds sold                                                 10,303,362             3,232,489
Securities available for sale, at market value;
  cost $36,383,822 and $28,940,165 at June 30,
  and December 31, 1994, respectively                              42,962,710            33,609,315
Mortgage loans held for sale                                          595,581               203,750
Investment securities, at cost; market value
  $51,476,258 and $49,395,262 at June 30,
  1995 and December 31, 1994, respectively                         52,325,974            52,496,616
Federal Home Loan Bank stock, at cost                               2,995,000             2,906,800

Loans                                                             395,419,064           393,926,200
Less reserve for possible loan losses                               8,630,876             9,327,942
                                                                  -----------           -----------
  Net loans                                                       386,788,188           384,598,258

Premises and equipment, net                                        14,872,133            14,779,903
Accrued interest receivable                                         3,522,785             3,232,211
Other real estate owned, net                                        1,892,754             2,007,212
Other assets                                                        3,982,094             3,440,988
                                                                  -----------           -----------
  Total assets                                                  $ 536,153,178         $ 515,679,963
                                                                  ===========           ===========

LIABILITIES

Demand deposits                                                 $  55,473,414         $  53,373,386
Savings deposits                                                  175,689,702           192,653,937
Time deposits                                                     230,711,056           194,703,819
                                                                  -----------           -----------
  Total deposits                                                  461,874,172           440,731,142

Dividends payable                                                     621,957               564,686
Federal Home Loan Bank advances                                    18,972,257            23,522,343
Accrued expenses and other liabilities                              5,349,796             5,078,808
                                                                  -----------           -----------
  Total liabilities                                               486,818,182           469,896,979
                                                                  -----------           -----------
SHAREHOLDERS' EQUITY

Common stock of $.0625 par value; authorized
  10,000,000 shares; issued 2,880,000 shares                          180,000               180,000
Paid-in capital                                                     2,885,846             2,869,135
Retained earnings                                                  42,959,747            40,613,979
Unrealized gain on securities available for sale, net of tax        3,947,334             2,801,490
Treasury stock, at cost; 52,925 shares at
  June 30, 1995 and 56,570 shares at
  December 31, 1994                                                  (637,931)             (681,620)
                                                                  -----------           -----------
  Total shareholders' equity                                       49,334,996            45,782,984
                                                                  -----------           -----------
  Total liabilities and shareholders' equity                    $ 536,153,178         $ 515,679,963
                                                                  ===========           ===========

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended            Six Months Ended
                                                                   June 30,                     June 30,
                                                           ----------------------       -----------------------
                                                              1995        1994             1995         1994
                                                           ----------   ---------       ----------   ----------
Interest income:
  Interest and fees on loans                              $ 8,936,551  $7,549,389      $17,674,282  $14,795,548
  Investment securities and securities
   available for sale:
     Interest                                               1,111,653   1,137,075        2,226,438    2,262,142
     Dividends                                                193,513     176,753          384,114      370,832
  Federal funds sold                                          192,671      42,304          293,954       92,918
                                                           ----------   ---------       ----------   ----------
  Total interest income                                    10,434,388   8,905,521       20,578,788   17,521,440
                                                           ----------   ---------       ----------   ----------
Interest expense:
  Savings deposits                                            961,300   1,050,681        1,955,400    2,120,822
  Time deposits                                             2,994,511   1,887,310        5,492,846    3,805,150
  Other                                                       341,584     391,369          750,275      710,651
                                                           ----------   ---------       ----------   ----------
  Total interest expense                                    4,297,395   3,329,360        8,198,521    6,636,623
                                                           ----------   ---------       ----------   ----------
Net interest income                                         6,136,993   5,576,161       12,380,267   10,884,817
Provision for loan losses                                     300,000     369,982          450,000      703,347
                                                           ----------   ---------       ----------   ----------
Net interest income after provision for loan losses         5,836,993   5,206,179       11,930,267   10,181,470
                                                           ----------   ---------       ----------   ----------
Noninterest income:
  Trust income                                                847,232     800,043        1,625,055    1,601,563
  Service charges on deposit accounts                         486,278     412,278          956,565      795,635
  Merchant processing fees                                    115,089      94,673          191,618      152,241
  Gains on sales of securities available for sale             169,210          --          169,210      681,558
  Gains (losses) on loan sales                                 26,086      11,909           48,075      (31,817)
  Other income                                                209,481     177,636          463,927      362,686
                                                           ----------   ---------       ----------   ----------
  Total noninterest income                                  1,853,376   1,496,539        3,454,450    3,561,866
                                                           ----------   ---------       ----------   ----------
Noninterest expense:
  Salaries and employee benefits                            2,569,163   2,398,778        5,160,084    4,857,999
  Net occupancy                                               277,289     295,758          578,386      603,743
  Equipment                                                   311,235     310,861          620,680      602,897
  Deposit taxes and assessments                               310,849     299,567          618,966      597,923
  Foreclosed property costs, net                              122,420     (83,361)         175,748       25,485
  Office supplies                                             145,327     149,320          274,930      330,360
  Advertising and promotion                                   160,781     120,102          270,327      262,172
  Credit and collection                                       124,917     121,396          247,360      290,797
  Charitable contributions                                     40,000          --           40,000      699,897
  Other                                                       912,779     813,436        1,831,997    1,564,575
                                                           ----------   ---------       ----------   ----------
  Total noninterest expense                                 4,974,760   4,425,857        9,818,478    9,835,848
                                                           ----------   ---------       ----------   ----------
Income before income taxes                                  2,715,609   2,276,861        5,566,239    3,907,488
Applicable income taxes                                       965,000     733,000        1,977,000    1,259,000
                                                           ----------   ---------       ----------   ----------
  Net income                                              $ 1,750,609  $1,543,861      $ 3,589,239  $ 2,648,488
                                                           ==========   =========       ==========   ==========

Weighted average shares outstanding - fully diluted         2,916,779   2,908,877        2,912,321    2,905,193
Weighted average shares outstanding - primary               2,898,705   2,887,017        2,886,957    2,869,595
Earnings per share - fully diluted                              $ .60       $ .53            $1.23        $ .91
Earnings per share - primary                                    $ .60       $ .53            $1.24        $ .92
Cash dividends declared per share                               $ .22       $ .17            $ .44        $ .33

See accompanying notes to consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity


Six months ended June 30,                                 1995           1994
- ---------------------------------------------------------------------------------
Common Stock

Balance at end of period                              $   180,000    $   120,000
- ---------------------------------------------------------------------------------

Paid-in Capital

Balance at beginning of year                            2,869,135      2,822,908
  Issuance of common stock for dividend
   reinvestment and stock option plans                     16,711         77,083
- ---------------------------------------------------------------------------------
Balance at end of period                                2,885,846      2,899,991
- ---------------------------------------------------------------------------------

Retained Earnings

Balance at beginning of year                           40,613,979     36,418,073
  Net income                                            3,589,239      2,648,488
  Cash dividends declared                              (1,243,471)      (938,241)
- ---------------------------------------------------------------------------------
Balance at end of period                               42,959,747     38,128,320
- ---------------------------------------------------------------------------------

Unrealized Gain on Securities Available for Sale

Balance at beginning of year                            2,801,490             --
  Adoption of SFAS No. 115                                     --      4,910,522
  Change in unrealized gain on securities
    available for sale, net of tax                      1,145,844     (1,643,210)
- ---------------------------------------------------------------------------------
Balance at end of period                                3,947,334      3,267,312
- ---------------------------------------------------------------------------------

Treasury Stock

Balance at beginning of year                             (681,620)      (898,056)
  Issuance of common stock for dividend
   reinvestment and stock option plans                     43,689        156,238
- ---------------------------------------------------------------------------------
Balance at end of period                                 (637,931)      (741,818)
- ---------------------------------------------------------------------------------

Total Shareholders' Equity                            $49,334,996    $43,673,805
=================================================================================

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                Six months ended
                                                                   June 30,
                                                          -------------------------
                                                             1995           1994
                                                          ----------     ----------
Cash flows from operating activities:
  Net income                                            $  3,589,239      2,648,488
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses                                450,000        703,347
    Provision for valuation of other real estate owned        54,695        132,514
    Depreciation of premises and equipment                   661,663        670,804
    Amortization of net deferred loan fees and costs        (365,005)      (375,092)
    Gains on sales of securities available for sale         (169,210)      (681,558)
    Losses (gains) on sales of other real estate owned        36,818       (281,877)
    Losses (gains) on loan sales                             (48,075)        31,817
    Proceeds from sales of loans                           5,230,692     10,763,471
    Loans originated for sale                             (5,512,449)    (7,257,770)
    Increase in accrued interest receivable                 (290,574)      (247,265)
    Increase in other assets                              (1,305,000)      (485,846)
    Increase (decrease) in accrued expenses
      and other liabilities                                  270,988       (783,082)
    Other, net                                                47,131        102,649
                                                          ----------     ----------
   Net cash provided by operating activities               2,650,913      4,940,600
                                                          ----------     ----------

Cash flows from investing activities:
  Securities available for sale:
    Purchases                                            (14,500,000)            --
    Proceeds from sales of equity securities               2,202,384      5,449,897
    Maturities                                             5,000,000             --
  Investment securities:
    Purchases                                             (1,828,306)    (1,454,486)
    Maturities and principal repayments                    1,974,527      3,106,866
  Investment in Federal Home Loan Bank stock                 (88,200)      (934,000)
  Loan originations in excess of principal
    collected on loans                                    (2,343,073)   (20,496,405)
  Proceeds from sales and other reductions
    of other real estate owned                                34,523        561,201
  Purchases of premises and equipment                       (758,863)      (838,127)
                                                          ----------     ----------
   Net cash used in investing activities                 (10,307,008)   (14,605,054)
                                                          ----------     ----------

Cash flows from financing activities:
  Net increase in deposits                                21,143,030        349,962
  Proceeds from Federal Home Loan Bank advances           12,564,839     11,051,500
  Payments of Federal Home Loan Bank advances            (17,114,925)    (5,509,474)
  Proceeds from issuance of commmon stock from treasury       60,400        233,321
  Cash dividends paid                                     (1,186,200)      (879,966)
                                                          ----------     ----------
   Net cash provided by financing activities              15,467,144      5,245,343
                                                          ----------     ----------

   Net increase (decrease) in cash and cash equivalents    7,811,049     (4,419,111)
   Cash and cash equivalents at beginning of period       18,404,910     21,650,128
                                                          ----------     ----------
   Cash and cash equivalents at end of period           $ 26,215,959     17,231,017
                                                          ==========     ==========

Noncash Investing Activities:
   Transfers from loans to other real estate owned      $    233,328        728,613
   Loans charged off                                       1,333,053        779,788
   Loans made to facilitate the sale of OREO                 221,750      1,089,048
   Change in unrealized gain on securities
    available for sale, net of tax                         1,145,844      3,267,312
Supplemental Disclosures:
   Interest payments                                    $  3,710,718      5,900,026
   Income tax payments                                     2,078,250      1,802,787

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995 AND 1994


(1) BASIS OF PRESENTATION
- -------------------------
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of June 30, 1995 and December 31, 1994 and the results of operations and cash flows for the interim periods presented.

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

Upon adoption of SFAS No. 114 and No. 118, the Corporation reclassified in-substance foreclosed loans of $3,792,728 from OREO to loans, and a related valuation reserve of $492,035 from OREO to the reserve for loan losses. These amounts are reclassified in the accompanying December 31, 1994 consolidated balance sheet.

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

At June 30, 1995, the recorded investment in impaired loans was $7,181,000, including $5,215,000 which had a related allowance amounting to $970,000. The balance of impaired loans which did not require an allowance was $1,966,000. During the six months ended June 30, 1995, the average recorded investment in impaired loans was $7,120,000. Also during this period, interest income recognized on impaired loans amounted to approximately $136,000. Interest income on impaired loans is recognized on a cash basis only.


(3) SECURITIES AVAILABLE FOR SALE
- ---------------------------------
Securities available for sale are those which the Corporation intends to use as part of its asset/liability strategy or that may be sold as a result of changes in market conditions, changes in prepayment risk, rate fluctuations, liquidity or capital requirements.

Securities available for sale are summarized as follows:

                                       Amortized   Unrealized  Unrealized     Market
 June 30, 1995                            Cost       Gains       Losses       Value
 --------------                        ----------  ----------  ----------   -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government-sponsored agencies     $26,036,310     403,170    (108,065)  $26,331,415
  Corporate stocks                     10,347,512   6,291,850      (8,067)   16,631,295
                                      -----------  ----------   ---------    ----------
                                      $36,383,822   6,695,020    (116,132)  $42,962,710
                                      ===========  ==========   =========   ===========

                                       Amortized   Unrealized   Unrealized     Market
 December 31, 1994                        Cost       Gains        Losses       Value
 -----------------                     ----------  ----------   ---------   -----------
  U.S. Treasury obligations           $25,059,480     181,660    (707,920)  $24,533,220
  Corporate stocks                      3,880,685   5,215,167     (19,757)    9,076,095
                                      -----------  ----------   ---------    ----------
                                      $28,940,165   5,396,827    (727,677)  $33,609,315
                                      ===========  ==========   =========   ===========

Included in corporate stocks at June 30, 1995 and December 31, 1994 were
$7.0 million and $500,000, respectively, of auction rate preferred stocks. These are preferred stock instruments whose dividend rate is reset by auction every 49 days to a market rate which results in a market value of par.

U.S. Treasury obligations with a carrying value of $3,011,580 and $2,999,133 were pledged to secure public deposits and for other purposes at June 30, 1995 and December 31, 1994, respectively.

For the six months ended June 30, 1995, proceeds from sales of corporate stocks and gains realized on these sales amounted to $2,202,384 and $169,210, respectively. No losses were realized on these sales. Realized gains from sales of corporate stocks were determined using the average cost method.

(4) INVESTMENT SECURITIES
- -------------------------
Those debt securities that the Corporation has the ability and intent to hold until maturity are classified as investment securities. Debt securities held in the investment portfolio are carried at cost, adjusted for amortization of premium and accretion of discount.

The amortized cost and market values of investment securities are summarized as follows:

                                        Carrying   Unrealized  Unrealized     Market
 June 30, 1995                           Value       Gains       Losses       Value
 --------------                        ----------  ----------  ----------  -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government-sponsored agencies     $20,410,941      23,085    (804,390) $19,629,636
  Mortgage-backed securities           20,961,349     176,322    (204,970)  20,932,701
  States and political subdivisions    10,953,684      30,743     (70,506)  10,913,921
                                      -----------  ----------   ---------  -----------
                                      $52,325,974     230,150  (1,079,866) $51,476,258
                                      ===========  ==========   =========  ===========


                                        Carrying   Unrealized  Unrealized     Market
 December 31, 1994                       Value       Gains       Losses       Value
 -----------------                     ----------  ----------  ----------  -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government-sponsored agencies     $20,413,017          --  (1,714,040) $18,698,977
  Mortgage-backed securities           21,696,508          --  (1,160,590)  20,535,918
  States and political subdivisions    10,387,091       9,385    (236,109)  10,160,367
                                      -----------  ----------   ---------  -----------
                                      $52,496,616       9,385  (3,110,739) $49,395,262
                                      ===========  ==========   =========  ===========

Investment securities with a carrying value of $1,399,565 and $999,828 were pledged to secure public deposits and for other purposes at June 30, 1995 and December 31, 1994, respectively.

There were no sales or transfers of investment securities during the six months ended June 30, 1995.

(5) LOAN PORTFOLIO
- ------------------
The following is a summary of loans:

                                              June 30,    December 31,
                                                1995          1994
                                            -----------   -----------
    Residential real estate:
      Mortgages                            $171,926,238  $170,366,731
      Homeowner construction                  3,256,739     6,933,793
                                            -----------   -----------
    Total residential real estate           175,182,977   177,300,524
                                            -----------   -----------
    Commercial:
      Mortgages                              58,683,531    56,014,628
      Construction and development           11,161,301    12,089,966
      Other                                 100,870,996   103,334,837
                                            -----------   -----------
    Total commercial                        170,715,828   171,439,431
                                            -----------   -----------
    Installment                              49,520,259    45,186,245
                                            -----------   -----------
                                           $395,419,064  $393,926,200
                                            ===========   ===========

Amounts presented for December 31, 1994 have been restated as a result of the implementation of SFAS No. 114 and No. 118. See Note 2 to the Consolidated Financial Statements for additional discussion.


(6) RESERVE FOR POSSIBLE LOAN LOSSES
- ------------------------------------
The following is an analysis of the reserve for possible loan losses:

                                           Three months ended         Six months ended
                                                June 30,                  June 30,
                                         ---------------------     ----------------------
                                            1995        1994          1995         1994
                                         ---------   ---------     ---------    ---------
     Balance at beginning of period     $8,742,225  $9,219,536    $9,327,942   $9,089,775
     Provision charged to expense          300,000     369,982       450,000      703,347
     Recoveries                            114,430      69,917       185,987      133,085
     Loans charged off                    (525,779)   (513,016)   (1,333,053)    (779,788)
                                         ---------   ---------     ---------    ---------
     Balance at end of period           $8,630,876  $9,146,419    $8,630,876   $9,146,419
                                         =========   =========     =========    =========

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

Interest rate risk contracts outstanding at June 30, 1995 are summarized in the following table:

                      Notional
Description            amount       Terms
- -----------          -----------    -----
Interest rate swaps  $10,000,000    Pay 3-month LIBOR; resetting quarterly
                                    Receive 6.1% fixed
                                    Expiration date:  May, 1996

Floor contracts      $30,000,000    Receive payment if prime rate falls below 9%
                                    Expiration date:  February, 2000

Floor contract       $20,000,000    Receive payment if 3-month LIBOR falls
                                      below 6.1875%; resetting quarterly
                                    Expiration date: February, 2000


The purpose of the swap agreements is to convert the fixed rate paid on certain time deposits to a quarterly-resetting rate. The purpose of the floor contracts is to offset the risk of future reductions in interest earned on certain floating rate loans. Amounts paid or received related to outstanding contracts that are used to manage interest rate risk and the amortization of the cost of the floor contracts are recognized in earnings as an adjustment to the related interest income or expense over the life of the contracts.

At June 30, 1995, the weighted average rate paid by the Corporation on the swap agreements was 6.13%. At June 30, 1995, the prime rate and 3-month LIBOR applicable to the outstanding floor contracts was 9.0% and 6.06%, respectively.

The Corporation has not terminated any interest rate contracts and there are no unamortized deferred gains or losses.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS


Results of Operations - Quarters Ended June 30, 1995 and 1994
- -------------------------------------------------------------
Net income for the three months ended June 30, 1995 amounted to $1,750,609, up 13.4% over the $1,543,861 of net income recorded in the same quarter of 1994. Earnings per share for the quarter ended June 30, 1995 amounted to $.60, 13.2% higher than the $.53 per share earned in the quarter ended June 30, 1994.

Net interest income for the three months ended June 30, 1995 increased $561,000, or 10.1%, over the prior year quarter. This increase resulted primarily from higher average loans outstanding as well as higher rates reflective of the increases in the prime rate that occurred during 1994. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses amounted to $300,000 for the second quarter of 1995, down from $369,982 for the second quarter of 1994, but up from the $150,000 provision recorded in the first quarter of 1995.

Total noninterest income for the three months ended June 30, 1995 amounted to $1.9 million, compared to $1.5 million for the three months ended June 30, 1994. The 1995 amount includes gains on sales of securities available for sale of $169,210. There were no sales of securities in the second quarter of 1994. All other categories of noninterest income increased over the prior year quarter due to fee increases and higher transaction volume. Noninterest income excluding securities gains and gains on loan sales rose 11.7% over the prior year.

Total noninterest expense for the quarter ended June 30, 1995 amounted to $5.0 million, up 12.4% over the 1994 amount of $4.4 million. Salaries and employee benefits rose 7.1% in 1995 over the prior year quarter. The increase is primarily attributable to normal salary adjustments and increased staffing levels. Net foreclosed property costs amounted to $122,420 for the three months ended June 30, 1995, an increase of approximately $206,000 over the comparable 1994 period. This increase is due to gains on sales of properties amounting to approximately $289,000 realized in the second quarter of 1994, resulting in net foreclosed property income for the 1994 quarter.

Results of Operations - Six Months Ended June 30, 1995 and 1994
- ---------------------------------------------------------------
Net income for the six months ended June 30, 1995 amounted to $3,589,239, 35.5% higher than the $2,648,488 net income recorded in the first six months of 1994. Earnings per share for the six months ended June 30, 1995 amounted to $1.23 compared to $.91 per share on net income for the comparable 1994 period.

The increase in net income in 1995 is primarily attributable to the increase in net interest income of approximately $1.5 million. This increase reflects higher average loans outstanding in 1995 due to strong loan growth in 1994. The prime rate increases which occurred in 1994 also contributed to the increase in net interest income in 1995. (See additional discussion under the caption "Net Interest Income".)

For the six months ended June 30, 1995 and 1994, the provision for loan losses was $450,000 and $703,347, respectively.

Total noninterest income for the six months ended June 30, 1995 amounted to $3.5 million, compared to $3.6 million for the same 1994 period. The 1994 amount included gains on sales of securities available for sale of $681,558. These securities gains were taken in connection with a nonrecurring contribution expense of approximately $700,000 recorded in the first quarter of 1994 for the establishment of a charitable trust. Noninterest income excluding securities gains as well as gains and losses on loan sales rose 11.2% over the prior year due to fee increases and higher transaction volume.

Included in salaries and benefits in the first quarter of 1994 is the effect of the adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The effect of the adoption was not material to the Corporation's financial position or results of operations. Excluding the effect of the adoption of SFAS No. 112, salaries and employee benefits rose 8.9% in 1995 over the prior year. This increase is primarily attributable to normal salary adjustments and increased staffing levels.

Net foreclosed property costs amounted to $175,748 and $25,485 for the six months ended June 30, 1995 and 1994, respectively. The increase is due to a higher amount of net gains realized on sales of other real estate owned in the 1994 period.


Financial Condition and Liquidity
- ---------------------------------
Total assets amounted to $536.2 million at June 30, 1995, 4.0% higher than the December 31, 1994 amount of $515.7 million. Average assets totalled $524.3 million for the six months ended June 30, 1995, up 6.2% over the comparable 1994 period.

Securities Available for Sale - During the six months ended June 30, 1995, the net unrealized gain on corporate stocks increased approximately $1.1 million, reflecting an improvement in general equity market conditions. In addition, there was a net increase in the market value of U.S. Treasury obligations amounting to $821,365 that has occurred since December 31, 1994. This turnaround was primarily attributable to the decline in short and medium-term interest rates that has occurred thus far in 1995. Approximately 82% of the Corporation's U.S. Treasury portfolio available for sale matures within 3 years.

Investment Securities - The carrying value of investment securities amounted to $52.3 million at June 30, 1995, down slightly from $52.5 million at December 31, 1994. The net unrealized loss on investment securities amounted to approximately $850,000 at June 30, 1995, compared to $3.1 million at December 31, 1994, representing an improvement of $2.3 million during this six-month period. This improvement was attributable to the decline in short and medium-term interest rates during the first half of 1995. The Corporation has the ability and intent to hold investment securities to maturity and therefore does not expect to realize these losses.

Loans - Total loans amounted to $395.4 million at June 30, 1995, up only slightly from the December 31, 1994 balance of $393.9 million. While residential real estate and commercial loans showed small decreases, installment loans increased $4.3 million, or 9.6%, over the year-end 1994 amount. This increase was due to the increase in both home equity loans and other consumer installment loans. Although overall demand for commercial loans was weak in the first half of 1995, commercial mortgage loans rose 4.8% from the balance at December 31, 1994.

Deposits and Other Borrowings - Total deposits amounted to $461.9 million at June 30, 1995, up 4.8% from $440.7 million at December 31, 1994. Depositors have reacted to rising time deposit interest rates by shifting deposits into longer-term accounts. Accordingly, time deposits at June 30, 1995 were up by $36.0 million, or 18.5%, over the 1994 year-end amount. Conversely, savings deposits were reduced by $17.0 million, or 8.8%, from the December 31, 1994 amount. Time deposits comprised 50.0% of total deposits at June 30, 1995, compared to 44.2% of total deposits at December 31, 1994.

The Corporation utilizes Federal Home Loan Bank (FHLB) advances as a funding source. FHLB advances amounted to $19.0 million at June 30, 1995, with maturities generally less than five years. There were no other short-term borrowings outstanding at June 30, 1995.

For the six months ended June 30, 1995, net cash provided by operations amounted to $2.7 million, the majority of which was generated by net income. Net cash used in investing activities amounted to $10.3 million and was primarily used to purchase securities available for sale. The funding for cash used in investing activities was generated from a net increase in deposits of $21.1 million during the period. These funds were also used in part to fund a net reduction in Federal Home Loan Bank advances outstanding of $4.6 million.


Capital Resources
- -----------------
Total equity capital amounted to $49.3 million or 9.2% of total assets at June 30, 1995. This compares to $45.8 million or 8.9% at December 31, 1994.
The $3.6 million increase in total equity from year-end is primarily attributable to an increase in unrealized gains on securities available for sale of $1.1 million and $2.3 million resulting from earnings retention.

The Corporation's total risk-adjusted capital ratio amounted to 14.14% at June 30, 1995. Banks are required to maintain a minimum capital to risk-adjusted asset ratio of 8%. The Corporation's leverage ratio amounted to 8.59% at June 30, 1995, well above the regulatory requirement of 3% for banking organizations with strong earnings, liquidity and asset quality who do not anticipate significant growth and who have well-diversified risk.
Dividends payable at June 30, 1995 amounted to $621,957, representing $.22 per share payable on July 17, 1995, an increase of 29.4% over the $.17 per share paid in the second quarter of 1994.

The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Asset Quality
- -------------
Nonperforming assets are summarized in the following table:

(Dollars in thousands)                          06/30/95       12/31/94
                                                --------       --------
Nonaccrual loans 90 days or more past due        $ 6,939        $ 7,183
Nonaccrual loans less than 90 days past due        3,142          3,729
                                                --------       --------
Total nonperforming loans                         10,081         10,912
                                                --------       --------
Other real estate owned:
  Properties acquired through foreclosure          2,464          2,578
  Valuation allowance                               (571)          (571)
                                                --------       --------
Total other real estate owned                      1,893          2,007
                                                --------       --------
Total nonperforming assets                       $11,974        $12,919
                                                ========       ========
Nonperforming loans as a % of total loans            2.6%           2.8%
Nonperforming assets as a % of total assets          2.2%           2.5%
Reserve for loan losses to nonperforming loans      85.6%          85.5%


The following is an analysis of nonperforming loans by loan category:

   (In thousands)                               06/30/95       12/31/94
                                                --------       --------
   Residential mortgages                          $2,320         $3,681
   Commercial:
     Mortgages                                     1,545          1,700
     Construction and development                    685            689
     Other (1)                                     4,951          4,191
   Installment                                       580            651
                                                --------       --------
   Total nonperforming loans                     $10,081        $10,912
                                                ========       ========

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Not included in the analysis of nonperforming assets at June 30, 1995 above are approximately $170,000 of loans greater than 90 days past due, and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and therefore are deemed to have no loss exposure.

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

The balance of other real estate owned is comprised of the following types of properties (in thousands):

                                                06/30/95       12/31/94
                                                --------       --------
  Commercial real estate                          $  752         $  752
  Residential real estate                            406            457
  Construction and development                       302            401
  Land                                             1,004            968
                                                  ------         ------
                                                   2,464          2,578
  Valuation allowance                               (571)          (571)
                                                  ------         ------
  Total other real estate owned                   $1,893         $2,007
                                                  ======         ======

An analysis of the activity relating to other real estate owned for the six months ended June 30, 1995 follows (in thousands):

Balance at beginning of year                     $ 2,578
Transfers from loans, net                            233
Sales and other reductions                          (347)
                                                 -------
                                                   2,464
Valuation allowance                                 (571)
                                                 -------
Balance at end of period                         $ 1,893
                                                 =======

During the six months ended June 30, 1995, the Corporation sold property with a carrying value of approximately $312,000.

The following is an analysis of the OREO valuation allowance for the six months ended June 30, 1995 (in thousands):


Balance at beginning of period                    $ 571
Provision charged to expense                         55
Sales and other reductions                          (55)
                                                  -----
Balance at end of period                          $ 571
                                                  =====


   Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)
   ---------------------------------------------------------------------
   The following table presents average balance and interest rate information.  Tax exempt income is converted to a fully taxable equivalent basis by assuming the applicable federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit.  For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency.  Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Condensed Statements of Income), are included in amounts presented for loans.

   Six months ended June 30,                                 1995                            1994
   ---------------------------------------------------------------------------------------------------------
                                                   Average           Yield/         Average           Yield/
   (Dollars in thousands)                          Balance Interest   Rate          Balance Interest   Rate
   ---------------------------------------------------------------------------------------------------------
   Interest-earning assets:
     Residential real estate                      $177,740   7,384    8.31%        $166,806   6,513    7.81%
     Commercial and other                          171,387   8,013    9.35%         165,405   6,584    7.96%
     Installment loans                              46,362   2,321   10.01%          35,716   1,739    9.74%
   ---------------------------------------------------------------------------------------------------------
       Total loans                                 395,489  17,718    8.96%         367,927  14,836    8.06%
     Federal funds sold                             10,105     294    5.82%           5,962      93    3.12%
     Taxable securities                             73,741   2,607    7.07%          77,654   2,576    6.64%
     Nontaxable securities                          10,205     337    6.60%           8,141     254    6.23%
   ---------------------------------------------------------------------------------------------------------
   Total interest-earning assets                   489,540  20,956    8.56%         459,684  17,759    7.73%
   Non interest-earning assets                      34,805                           38,692
   ---------------------------------------------------------------------------------------------------------
     Total assets                                 $524,345                         $493,573
   =========================================================================================================
   Interest-bearing liabilities:
     Savings deposits                             $178,325   1,955    2.19%        $195,450   2,121    2.17%
     Time deposits                                 217,556   5,493    5.05%         180,015   3,805    4.23%
     FHLB advances                                  24,105     736    6.10%          23,692     658    5.56%
     Other                                             496      15    5.86%           2,583      53    4.05%
   ---------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities              420,482   8,199    3.90%         401,740   6,637    3.30%
   Non interest-bearing liabilities                 55,860                           48,073
   ---------------------------------------------------------------------------------------------------------
     Total liabilities                             476,342                          449,813
     Total shareholders' equity                     48,003                           43,760
   ---------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity   $524,345                         $493,573
   =========================================================================================================
     Net interest income / interest rate spread            $12,757    4.66%                 $11,122    4.43%
   =========================================================================================================
     Net interest margin                                              5.21%                            4.84%
   =========================================================================================================

   Interest income amounts presented in the table above include the following adjustments for taxable equivalency
   (in thousands):
                                                  June 30, 1995                     June 30, 1994
                                               ------------------                ------------------
     Commercial and other loans                       $ 44                             $ 41
     Nontaxable debt securities                        222                               90
     Corporate stocks                                  111                              107

Net Interest Income
- -------------------
(The accompanying schedule on page 17 should be read in conjunction with this discussion.)

Fully taxable equivalent (FTE) net interest income for the six months ended June 30, 1995 amounted to $12.8 million, up 14.7% over the corresponding 1994 period. Increases in asset yields, combined with a slower rate of increase in rates paid on liabilities, were responsible for the majority of the improvement over the prior year. Increased average loan balances in the first half of 1995 versus the first half of 1994 also contributed to higher net interest income. This improvement was reflected in improved net interest spreads and margins. The FTE interest rate spread (the average rate of return on interest-earning assets less the average cost of interest-bearing funds) amounted to 4.66% for the first six months of 1995, up from 4.43% for the first six months of 1994. The net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 5.21% and 4.84% for the six months ended June 30, 1995 and 1994, respectively.

The FTE yield on total loans amounted to 8.96% for the six months ended June 30, 1995, compared to 8.06% for the comparable 1994 period. While yields increased for all loan categories, the commercial loan portfolio saw the largest improvement due to prime rate increases in 1994. Yields on residential real estate and installment loans also increased, although less substantially. The prime rate was subsequently reduced by 25 basis points in July, 1995.

Strong loan originations during the second half of 1994 contributed to higher net interest income in 1995. However, rising interest rates during the past year and increased competition slowed loan demand in 1995. Total average loans amounted to $395.5 million for the six months ended June 30, 1995, compared to $367.9 million for the comparable 1994 period.

The yields on taxable and nontaxable securities were up over the prior year, due primarily to short and medium-term rate increases that occurred during 1994.
The average balance of securities were down 2.2% from the prior year due in part to increased loan demand during 1994.

Rates paid on interest-bearing liabilities also rose from 1994 levels. The overall cost of funds on interest-bearing liabilities rose to 3.90% for the six months ended June 30, 1995, up from 3.30% for the comparable 1994 period. Rates paid on time deposits and borrowed funds increased 82 basis points and 54 basis points, respectively, while rates paid on savings deposits rose only slightly. This differential in rates has caused a shift of balances out of savings deposits into higher-priced time deposits. Average time deposits for the six months ended June 30, 1995 rose $37.5 million from the 1994 amount, while average savings deposits fell by $17.1 million over the same period. If this trend continues, the overall cost of funds is expected to increase.

For the quarter ended June 30, 1995, the Corporation's FTE interest rate spread amounted to 4.54%, up slightly from 4.50% during the 1994 quarter. The net interest margin increased to 5.11% for the second quarter of 1995, up from 4.93% for the prior year quarter. The FTE rate of return on interest-earning assets amounted to 8.59% for the quarter ended June 30, 1995, up 78 basis points from the prior year quarter primarily due to the higher rates earned on adjustable rate residential mortgages and commercial loans. Rates earned on these periodically repricing loans increased as interest rates rose during late 1994 and the first half of 1995.

Although the net interest margin for the second quarter of 1995 was up from the prior year, it was down from the first quarter 1995 level of 5.31%. The decrease is primarily attributable to a shift in deposits from the savings category to higher cost time deposits, higher deposit rates in general, and weak loan demand.

The Corporation's cost of funds for the quarter ended June 30, 1995 was 4.05%, up from 3.31% during the same 1994 quarter. The rate paid on time deposits amounted to 5.26%, up 105 basis points from the prior year quarter as a result of the general increase in interest rates during that period. Rates paid on savings deposits were largely unchanged over the same period and amounted to 2.20% for the second quarter of 1995 compared to 2.16% for the second quarter of 1994.

Average Federal Home Loan Bank (FHLB) advances for the second quarter of 1995 amounted to $21.9 million, down from $26.3 million for the first quarter of 1995 and $25.3 million for the second quarter of 1994. This net reduction was a result of increased liquidity created by the seasonal deposit inflow that generally occurs in the second and third quarters of each year and soft loan demand. The average rates of interest paid on FHLB advances were 6.16% and 5.54% for the three months ended June 30, 1995 and 1994, respectively.

The Corporation supplements its interest rate risk management strategies with off-balance sheet transactions. At June 30, 1995 the notional principal amount of interest rate contracts amounted to $60 million and included $10 million in interest rate swaps and $50 million in interest rate floor contracts which were purchased during the first quarter of 1995. The effect of these interest rate contracts on net interest income for the quarter ended June 30, 1995 was not material. (See Note 8 to the Consolidated Financial Statements for additional discussion.)


Recent Accounting Developments
- ------------------------------
In May 1995, the Financial Accounting Standards Board issued Statement No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122). This statement requires that the rights to service mortgage loans for others be recognized as an asset, including rights acquired through both purchases and originations. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of the rights. The statement is effective for fiscal years ending after December 15, 1995. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial condition or results of operations.

                                  PART II
                             OTHER INFORMATION
                             -----------------

Item 1.        Legal Proceedings
- ------         -----------------
               None

Item 2.        Changes in Securities
- ------         ---------------------
               None

Item 3.        Defaults upon Senior Securities
- ------         -------------------------------
               None

Item 4.        Submission of Matters to a Vote of Security Holders
- ------         ---------------------------------------------------
               (a)  The Annual Meeting of Shareholders was held April 25, 1995.

               (c)  Matters voted upon were as follows:
                * A proposal to elect Katherine W. Hoxsie, Brendan P. O'Donnell, Joseph H. Potter, and Anthony J. Rose, Jr. as directors of the Corporation for three year terms expiring at the 1998 Annual Meeting of Shareholders passed as follows:


                                               Votes       Votes
                                              In Favor    Against   Abstentions
                                             ---------    -------   -----------
                    Katherine W. Hoxsie      2,410,572       0         8,475
                    Brendan P. O'Donnell     2,404,357       0        11,017
                    Joseph H. Potter         2,406,052       0         9,322
                    Anthony J. Rose, Jr.     2,408,598       0         6,780

                * A proposal to approve the selection of KPMG Peat Marwick LLP as independent auditors of the Corporation for the year ending December 31, 1995 was passed by a vote of 2,363,676 shares in favor; 51,812 shares against; with no abstentions.

Item 5.        Other Information
- ------         -----------------
               None

Item 6.        Exhibits and Reports on Form 8-K
- ------         --------------------------------
               EX-27  Financial Data Schedule

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


                                     WASHINGTON TRUST BANCORP, INC.
                                     ------------------------------
                                              (Registrant)



August 11, 1995                 By: Joseph J. Kirby
                                    --------------------------------
                                    Joseph J. Kirby
                                    President (principal executive officer)






August 11, 1995                 By: David V. Devault
                                   --------------------------------
                                    David V. Devault
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)