Form 10-Q
period 1995-09-30
WASHINGTON TRUST BANCORP INC
filed 1995-11-14
CIK 737468

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended      September 30, 1995
                              ------------------------------------------
                                              or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES ACT OF 1934
For the transition period from   ________________  to  _____________

Commission file Number                         0-13091
                     -----------------------------------------------
                            WASHINGTON TRUST BANCORP, INC.
---------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

          RHODE ISLAND                               05-0404671
-------------------------------                   -----------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)

23 BROAD STREET, WESTERLY, RHODE ISLAND                     02891
---------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

    Registrant's telephone number, including area code   (401) 348-1200
                                                          -------------
                                              N/A
---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  [ X ] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of November 3, 1995.

            Class                          Outstanding at November 3, 1995
  ------------------------------           --------------------------
  Common stock, $.0625 par value                2,846,283 Shares

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1995


                                    CONTENTS
                                    --------


                                                                       Page No.
PART I.  ITEM 1. Financial Information                                 --------
--------------------------------------

   Consolidated Balance Sheets
      September 30, 1995 and December 31, 1994                             3

   Consolidated Statements of Income
      Three Months and Nine Months Ended September 30, 1995 and 1994       4

   Consolidated Statements of Changes in Shareholders' Equity
      Nine Months Ended September 30, 1995 and 1994                        5

   Consolidated Statements of Cash Flows
      Nine Months Ended September 30, 1995 and 1994                        6

   Condensed Notes to Consolidated Financial Statements                    7


PART I.  ITEM 2.
----------------
   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           12


PART II.  Other Information                                               20
---------------------------


Signatures                                                                21
----------









                                        -2-


WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                  September 30,         December 31,
ASSETS                                                                1995                  1994
Cash and due from banks                                         $  14,216,990         $  15,172,421
Federal funds sold and securities purchased
  under agreements to resell                                       19,423,506             3,232,489
Securities available for sale, at market value;
  cost $40,808,179 and $28,940,165 at September 30,
  1995 and December 31, 1994, respectively                         48,100,308            33,609,315
Mortgage loans held for sale                                          851,475               203,750
Investment securities, at cost; market value
  $55,684,635 and $49,395,262 at September 30,
  1995 and December 31, 1994, respectively                         56,209,498            52,496,616
Federal Home Loan Bank stock, at cost                               2,995,000             2,906,800

Loans                                                             387,207,071           393,926,200
Less reserve for possible loan losses                               8,339,675             9,327,942
                                                                  -----------           -----------
  Net loans                                                       378,867,396           384,598,258

Premises and equipment, net                                        14,676,138            14,779,903
Accrued interest receivable                                         3,925,675             3,232,211
Other real estate owned, net                                        1,789,674             2,007,212
Other assets                                                        3,457,478             3,440,988
                                                                  -----------           -----------
  Total assets                                                  $ 544,513,138         $ 515,679,963
                                                                  ===========           ===========

LIABILITIES

Demand deposits                                                 $  60,830,228         $  53,373,386
Savings deposits                                                  178,976,880           192,653,937
Time deposits                                                     230,192,214           194,703,819
                                                                  -----------           -----------
  Total deposits                                                  469,999,322           440,731,142

Dividends payable                                                     681,251               564,686
Federal Home Loan Bank advances                                    16,961,976            23,522,343
Accrued expenses and other liabilities                              5,525,316             5,078,808
                                                                  -----------           -----------
  Total liabilities                                               493,167,865           469,896,979
                                                                  -----------           -----------
SHAREHOLDERS' EQUITY

Common stock of $.0625 par value; authorized
  10,000,000 shares; issued 2,880,000 shares                          180,000               180,000
Paid-in capital                                                     2,959,994             2,869,135
Retained earnings                                                  44,311,317            40,613,979
Unrealized gain on securities available for sale, net of tax        4,375,279             2,801,490
Treasury stock, at cost; 39,954 shares at
  September 30, 1995 and 56,570 shares at
  December 31, 1994                                                  (481,317)             (681,620)
                                                                  -----------           -----------
  Total shareholders' equity                                       51,345,273            45,782,984
                                                                  -----------           -----------
  Total liabilities and shareholders' equity                    $ 544,513,138         $ 515,679,963
                                                                  ===========           ===========


See accompanying notes to consolidated financial statements.

                                                              - 3 -




WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                                 Three Months                  Nine Months
Periods ended September 30,                                   1995         1994             1995         1994
Interest income:
  Interest and fees on loans                              $ 9,008,831  $ 7,948,985      $26,683,113  $22,744,533
  Investment securities and securities
   available for sale:
     Interest                                               1,224,064    1,136,308        3,450,502    3,398,450
     Dividends                                                260,251      172,259          644,365      543,091
  Federal funds sold and securities purchased
    under agreements to resell                                281,664       99,412          575,618      192,330
                                                           ----------    ---------       ----------   ----------
  Total interest income                                    10,774,810    9,356,964       31,353,598   26,878,404
                                                           ----------    ---------       ----------   ----------
Interest expense:
  Savings deposits                                            993,927    1,104,627        2,949,327    3,225,449
  Time deposits                                             3,123,944    1,974,678        8,616,790    5,779,828
  Other                                                       274,886      325,417        1,025,161    1,036,068
                                                           ----------    ---------       ----------   ----------
  Total interest expense                                    4,392,757    3,404,722       12,591,278   10,041,345
                                                           ----------    ---------       ----------   ----------
Net interest income                                         6,382,053    5,952,242       18,762,320   16,837,059
Provision for loan losses                                     275,000      252,089          725,000      955,436
                                                           ----------    ---------       ----------   ----------
Net interest income after provision for loan losses         6,107,053    5,700,153       18,037,320   15,881,623
                                                           ----------    ---------       ----------   ----------
Noninterest income:
  Trust income                                                808,735      880,659        2,433,790    2,482,222
  Service charges on deposit accounts                         491,763      408,265        1,448,328    1,203,900
  Merchant processing fees                                    367,015      326,115          558,633      478,356
  Gains on sales of securities available for sale             111,198           --          280,408      681,558
  Gains (losses) on loan sales                               (193,143)      13,276         (145,068)     (18,541)
  Other income                                                214,744      193,424          678,671      556,110
                                                           ----------    ---------       ----------   ----------
  Total noninterest income                                  1,800,312    1,821,739        5,254,762    5,383,605
                                                           ----------    ---------       ----------   ----------
Noninterest expense:
  Salaries and employee benefits                            2,588,549    2,557,631        7,748,633    7,415,630
  Net occupancy                                               324,673      313,090          903,059      916,833
  Equipment                                                   315,748      300,599          936,428      903,496
  Deposit taxes and assessments                                40,036      295,726          659,002      893,649
  Foreclosed property costs, net                               48,648       80,719          224,396      106,204
  Office supplies                                              85,802      177,227          360,732      507,587
  Advertising and promotion                                   148,052       64,923          418,379      327,095
  Credit and collection                                        65,226      106,404          312,586      397,201
  Charitable contributions                                     40,000           --           80,000      699,897
  Other                                                     1,138,810    1,011,339        2,970,807    2,575,914
                                                           ----------    ---------       ----------   ----------
  Total noninterest expense                                 4,795,544    4,907,658       14,614,022   14,743,506
                                                           ----------    ---------       ----------   ----------
Income before income taxes                                  3,111,821    2,614,234        8,678,060    6,521,722
Applicable income taxes                                     1,079,000      844,000        3,056,000    2,103,000
                                                           ----------    ---------       ----------   ----------
  Net income                                              $ 2,032,821  $ 1,770,234      $ 5,622,060  $ 4,418,722
                                                           ==========    =========       ==========   ==========

Weighted average shares outstanding - primary               2,922,855    2,890,790        2,898,750    2,864,835
Weighted average shares outstanding - fully diluted         2,922,824    2,893,509        2,918,155    2,889,828
Earnings per share - primary                                    $ .70        $ .61            $1.94        $1.54
Earnings per share - fully diluted                              $ .70        $ .61            $1.93        $1.53
Cash dividends declared per share                               $ .24        $ .20            $ .68        $ .53

See accompanying notes to consolidated financial statements.
                                                          - 4 -


WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


Nine months ended September 30,                           1995           1994
---------------------------------------------------------------------------------
Common Stock

Balance at beginning of year                          $   180,000    $   120,000
  3-for-2 stock split in the form of a
   50% stock dividend                                          --         60,000
---------------------------------------------------------------------------------
Balance at end of period                                  180,000        180,000
---------------------------------------------------------------------------------

Paid-in Capital

Balance at beginning of year                            2,869,135      2,822,908
  Issuance of common stock for dividend
   reinvestment and stock option plans                     90,859         77,083
  3-for-2 stock split in the form of a
   50% stock dividend                                          --        (60,000)
---------------------------------------------------------------------------------
Balance at end of period                                2,959,994      2,839,991
---------------------------------------------------------------------------------

Retained Earnings

Balance at beginning of year                           40,613,979     36,418,073
  Net income                                            5,622,060      4,418,722
  Cash dividends declared                              (1,924,722)    (1,504,048)
---------------------------------------------------------------------------------
Balance at end of period                               44,311,317     39,332,747
---------------------------------------------------------------------------------

Unrealized Gain on Securities Available for Sale

Balance at beginning of year                            2,801,490             --
  Adoption of SFAS No. 115                                     --      4,910,522
  Change in unrealized gain on securities
    available for sale, net of tax                      1,573,789     (1,714,716)
---------------------------------------------------------------------------------
Balance at end of period                                4,375,279      3,195,806
---------------------------------------------------------------------------------

Treasury Stock

Balance at beginning of year                             (681,620)      (898,056)
  Issuance of common stock for dividend
   reinvestment and stock option plans                    200,303        156,194
---------------------------------------------------------------------------------
Balance at end of period                                 (481,317)      (741,862)
---------------------------------------------------------------------------------

Total Shareholders' Equity                            $51,345,273    $44,806,682
=================================================================================


See accompanying notes to consolidated financial statements.

                                       -5-




WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Nine months ended
                                                                September 30,
                                                          -------------------------
                                                             1995           1994
                                                          ----------     ----------
Cash flows from operating activities:
  Net income                                            $  5,622,060      4,418,722
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses                                725,000        955,436
    Provision for valuation of other real estate owned        62,999        153,151
    Depreciation of premises and equipment                   997,176        999,962
    Amortization of net deferred loan fees and costs        (471,351)      (589,745)
    Gains on sales of securities available for sale         (280,408)      (681,558)
    Losses (gains) on sales of other real estate owned        34,268       (287,094)
    Losses on loan sales                                     145,068         18,541
    Proceeds from sales of loans                          12,396,410     12,824,764
    Loans originated for sale                            (12,959,203)    (9,133,806)
    Increase in accrued interest receivable                 (693,464)      (322,858)
    Increase in other assets                              (1,065,680)      (394,800)
    Increase (decrease) in accrued expenses
      and other liabilities                                  446,508       (338,743)
    Other, net                                                61,702        146,877
                                                          ----------     ----------
   Net cash provided by operating activities               5,021,085      7,768,849
                                                          ----------     ----------

Cash flows from investing activities:
  Securities available for sale:
    Purchases                                            (19,085,354)    (4,500,313)
    Proceeds from sales of equity securities               2,464,969      6,449,897
    Maturities                                             5,000,000             --
  Investment securities:
    Purchases                                             (7,980,165)    (6,738,381)
    Maturities and principal repayments                    4,227,979      7,260,281
  Investment in Federal Home Loan Bank stock                 (88,200)      (934,000)
  Loan originations (over) under principal
    collected on loans                                     5,337,870    (26,552,508)
  Proceeds from sales and other reductions
    of other real estate owned                                57,459        566,418
  Purchases of premises and equipment                       (910,875)    (1,248,831)
                                                          ----------     ----------
   Net cash used in investing activities                 (10,976,317)   (25,697,437)
                                                          ----------     ----------

Cash flows from financing activities:
  Net increase in deposits                                29,268,180     16,137,693
  Proceeds from Federal Home Loan Bank advances           12,564,839     11,051,500
  Payments of Federal Home Loan Bank advances            (19,125,206)   (12,019,106)
  Proceeds from issuance of commmon stock from treasury      291,162        233,277
  Cash dividends paid                                     (1,808,157)    (1,351,785)
                                                          ----------     ----------
   Net cash provided by financing activities              21,190,818     14,051,579
                                                          ----------     ----------

   Net increase (decrease) in cash and cash equivalents   15,235,586     (3,877,009)
   Cash and cash equivalents at beginning of period       18,404,910     21,650,128
                                                          ----------     ----------
   Cash and cash equivalents at end of period           $ 33,640,496     17,773,119
                                                          ==========     ==========

Noncash Investing Activities:
   Transfers from loans to other real estate owned      $    233,328      1,046,601
   Loans charged off                                       2,168,958      1,107,760
   Loans made to facilitate the sale of OREO                 304,550      1,089,048
   Change in unrealized gain on securities
    available for sale, net of tax                         1,573,789      3,195,806
Supplemental Disclosures:
   Interest payments                                    $  5,529,806      5,548,249
   Income tax payments                                     2,511,250      2,322,787

See accompanying notes to consolidated financial statements.



                                          -6-


WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995 AND 1994


(1) BASIS OF PRESENTATION
-------------------------
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of September 30, 1995 and December 31, 1994 and the results of operations and cash flows for the interim periods presented.

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


(2) RECENT ACCOUNTING DEVELOPMENTS
----------------------------------
In May 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 122, "Accounting for Mortgage Servicing Rights" (SFAS No. 122). This statement requires that the rights to service mortgage loans for others be recognized as an asset, including rights acquired through both purchases and originations. SFAS No. 122 also requires that capitalized mortgage servicing rights be assessed for impairment based on the fair value of the rights. The statement is effective for fiscal years ending after December 15, 1995. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial condition or results of operations.

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which is effective for fiscal years beginning after December 15, 1995. The statement establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages, but does not require, a fair value based method of accounting for stock-based compensation plans. The statement allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25. For those entities electing to use the intrinsic value based method, SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied. The Corporation intends to continue to account for stock-based compensation costs under APB Opinion No. 25, and will provide the additional required disclosures relating to 1995 and 1996 stock options in its 1996 Annual Report.

The FASB has recently announced that it will allow companies to reassess the appropriateness of their current securities classifications under FASB No. 115. According to the draft announcement, transfers between "held to maturity" and "available for sale" classifications would continue to be made at fair value in accordance with FASB No. 115. Any transfers made in connection with this announcement would be required to be made after issuance of the final guidelines, which are expected to be issued on November 15, 1995, but prior to December 31, 1995.

This change allows for securities currently classified as "held to maturity" to be reclassified to "available for sale" without marking the entire held to maturity portfolio to fair value.

Washington Trust may consider the reclassification of a portion of its held to maturity portfolio to the available for sale category prior to December 31, 1995.


(3) SECURITIES AVAILABLE FOR SALE
---------------------------------
Securities available for sale are those which the Corporation intends to use as part of its asset/liability strategy or that may be sold as a result of changes in market conditions, changes in prepayment risk, rate fluctuations, liquidity or capital requirements.

Securities available for sale are summarized as follows:

                                       Amortized   Unrealized  Unrealized     Market
 September 30, 1995                       Cost       Gains       Losses       Value
 ------------------                    ----------  ----------  ----------   -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government-sponsored agencies     $30,151,700     373,158     (89,840)  $30,435,018
  Corporate stocks                     10,656,479   7,017,306      (8,495)   17,665,290
                                      -----------  ----------   ---------    ----------
                                      $40,808,179   7,390,464     (98,335)  $48,100,308
                                      ===========  ==========   =========   ===========

                                       Amortized   Unrealized   Unrealized     Market
 December 31, 1994                        Cost       Gains        Losses       Value
 -----------------                     ----------  ----------   ---------   -----------
  U.S. Treasury obligations           $25,059,480     181,660    (707,920)  $24,533,220
  Corporate stocks                      3,880,685   5,215,167     (19,757)    9,076,095
                                      -----------  ----------   ---------    ----------
                                      $28,940,165   5,396,827    (727,677)  $33,609,315
                                      ===========  ==========   =========   ===========

Included in corporate stocks at September 30, 1995 and December 31, 1994 were $7.0 million and $500,000, respectively, of auction rate preferred stocks. These are preferred stock instruments whose dividend rate is reset by auction every 49 days to a market rate which results in a market value of par.

U.S. Treasury obligations with a carrying value of $3,136,318 and $2,999,133 were pledged to secure public deposits and for other purposes at September 30, 1995 and December 31, 1994, respectively.

For the nine months ended September 30, 1995, proceeds from sales of corporate stocks and gains realized on these sales amounted to $2,464,969 and $280,408, respectively. No losses were realized on these sales. Realized gains from sales of corporate stocks were determined using the average cost method.


(4) INVESTMENT SECURITIES
-------------------------
Those debt securities that the Corporation has the ability and intent to hold until maturity are classified as investment securities. Debt securities held in the investment portfolio are carried at cost, adjusted for amortization of premium and accretion of discount.

The amortized cost and market values of investment securities are summarized as follows:

                                        Carrying   Unrealized  Unrealized     Market
 September 30, 1995                      Value       Gains       Losses       Value
 ------------------                    ----------  ----------  ----------  -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government and
    government-sponsored agencies     $20,409,898      20,495    (685,338) $19,745,055
  Mortgage-backed securities           23,651,232     311,100    (180,825)  23,781,507
  States and political subdivisions    12,148,368      48,725     (39,020)  12,158,073
                                      -----------  ----------   ---------  -----------
                                      $56,209,498     380,320    (905,183) $55,684,635
                                      ===========  ==========   =========  ===========


                                        Carrying   Unrealized  Unrealized     Market
 December 31, 1994                       Value       Gains       Losses       Value
 -----------------                     ----------  ----------  ----------  -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government-sponsored agencies     $20,413,017          --  (1,714,040) $18,698,977
  Mortgage-backed securities           21,696,508          --  (1,160,590)  20,535,918
  States and political subdivisions    10,387,091       9,385    (236,109)  10,160,367
                                      -----------  ----------   ---------  -----------
                                      $52,496,616       9,385  (3,110,739) $49,395,262
                                      ===========  ==========   =========  ===========

Investment securities with a carrying value of $1,399,638 and $999,828 were pledged to secure public deposits and for other purposes at September 30, 1995 and December 31, 1994, respectively.

There were no sales or transfers of investment securities during the nine months ended September 30, 1995.


(5) LOAN PORTFOLIO
------------------
The following is a summary of loans:


                                           September 30,  December 31,
                                                1995          1994
                                            -----------   -----------
    Residential real estate:
      Mortgages                            $169,358,624  $170,366,731
      Homeowner construction                  2,702,808     6,933,793
                                            -----------   -----------
    Total residential real estate           172,061,432   177,300,524
                                            -----------   -----------
    Commercial:
      Mortgages                              60,149,124    56,014,628
      Construction and development            5,925,061    12,089,966
      Other                                  96,832,493   103,334,837
                                            -----------   -----------
    Total commercial                        162,906,678   171,439,431
                                            -----------   -----------
    Installment                              52,238,961    45,186,245
                                            -----------   -----------
                                           $387,207,071  $393,926,200
                                            ===========   ===========

Amounts presented for December 31, 1994 have been restated as a result of the implementation of SFAS No. 114 and No. 118.


(6) RESERVE FOR POSSIBLE LOAN LOSSES
------------------------------------
The following is an analysis of the reserve for possible loan losses:

                                           Three months ended        Nine months ended
                                             September 30,              September 30,
                                         ---------------------     ----------------------
                                            1995        1994          1995         1994
                                         ---------   ---------     ---------    ---------
     Balance at beginning of period     $8,630,876  $9,146,419    $9,327,942   $9,089,775
     Provision charged to expense          275,000     252,089       725,000      955,436
     Recoveries                            269,704      87,349       455,691      220,434
     Loans charged off                    (835,905)   (327,972)   (2,168,958)  (1,107,760)
                                         ---------   ---------     ---------    ---------
     Balance at end of period           $8,339,675  $9,157,885    $8,339,675   $9,157,885
                                         =========   =========     =========    =========

Prior period amounts presented have been restated as a result of the implementation of SFAS No. 114 and No. 118.


(7) NONACCRUAL LOAN POLICY
--------------------------
Loans, with the exception of credit card loans and certain residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest. Interest previously accrued, but not collected on such loans is reversed against current period income. Cash receipts on nonaccrual loans are applied to the outstanding principal balance of the loan, or recognized as interest income depending on management's assessment of the ultimate collectibility of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with the repayment terms, and when, in management's option, the loans are considered to be fully collectible.

Effective January 1, 1995, residential mortgages are placed on nonaccrual status when they are 90 days or more overdue, unless in management's judgment the value of the underlying collateral is sufficient to preclude any loss of principal and interest and the loans are in the process of collection. Previously, all residential mortgages were placed on nonaccrual status when they became 90 days past due. The effect of this change on the results of operations was insignificant.


(8) INTEREST RATE RISK MANAGEMENT POLICY
----------------------------------------
The Corporation uses interest rate swaps and interest rate floor contracts as part of its interest rate risk management strategy. Swaps are agreements in which the Corporation and another party agree to exchange interest payments on a notional principal amount. A floor is a purchased contract that entitles the Corporation to receive payment from a counterparty if a rate index falls below a contractual rate. The amount of the payment is the difference between the contractual floor rate and the rate index multiplied by the notional principal amount of the contract. If the contractual rate does not fall below the floor rate, no payment is received. The credit risk associated with these types of transactions is risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate contracts only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the Corporation's potential loss exposure.

Interest rate risk contracts outstanding at September 30, 1995 are summarized in the following table:

                      Notional
Description            amount       Terms
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

At September 30, 1995, the Corporation was receiving a fixed rate of 6.1% on the swap agreements, while the weighted average rate paid by the Corporation on these agreements was 5.875%. The Corporation receives payment under the floor contracts when the prime rate falls below 9.0% and when the 3-month LIBOR rate at the quarterly resetting dates is below 6.1875%. At September 30, 1995, the prime rate and 3-month LIBOR rate applicable to the outstanding floor contracts was 8.75% and 5.9375%, respectively.

The Corporation has not terminated any interest rate contracts and there are no unamortized deferred gains or losses.



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Results of Operations - Quarters Ended September 30, 1995 and 1994
------------------------------------------------------------------
Net income for the three months ended September 30, 1995 amounted to $2,032,821, up 14.8% over the $1,770,234 of net income recorded in the same quarter of 1994. Earnings per share for the quarter ended September 30, 1995 amounted to $.70, 14.8% higher than the $.61 per share earned in the quarter ended September 30, 1994.

Net interest income for the three months ended September 30, 1995 increased $430,000, or 7.2%, over the prior year quarter. This increase was primarily attributable to the growth in interest-earning assets that was partially offset by a decrease in the interest rate spread. The difference between the average balances of interest-earning assets and interest-bearing liabilities was $10.2 million higher for the third quarter of 1995 than for the same 1994 quarter. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses amounted to $275,000 for the third quarter of 1995, up from $252,089 for the third quarter of 1994.

Total noninterest income for the three months ended September 30, 1995 amounted to $1.8 million, down slightly from the same 1994 period. The 1995 amount includes gains on sales of securities available for sale of $111,198. There were no sales of securities in the third quarter of 1994. Also included in the 1995 amount are net losses on sales of loans of $193,143. During the third quarter of 1995, the Corporation sold a pool of loans with a book value of approximately $3.3 million, most of which were nonperforming. A loss of approximately $200,000 was recorded on this sale. Noninterest income excluding securities gains and gains and losses on loan sales rose 4.1% over the prior year quarter due to fee increases and higher transaction volume.

Total noninterest expense for the quarter ended September 30, 1995 amounted to $4.8 million, down slightly from the 1994 amount of $4.9 million. During the third quarter of 1995 the FDIC reduced rates paid by banks for deposit insurance premiums. This reduction lowered the Corporation's quarterly FDIC premium expense by approximately $206,000. In addition, a reduction in the third quarter expense of $68,000 was recorded to reflect the reduction in rates retroactive to June 1, 1995.



Results of Operations - Nine Months Ended September 30, 1995 and 1994
---------------------------------------------------------------------
Net income for the nine months ended September 30, 1995 amounted to $5,622,060 or 27.2% higher than the $4,418,722 net income recorded in the comparable 1994 period. Fully diluted earnings per share for the nine months ended September 30, 1995 amounted to $1.93 compared to $1.53 per share on net income for the comparable 1994 period.

The increase in net income in 1995 is primarily attributable to the increase in net interest income of approximately $1.9 million. This increase reflects higher average loans outstanding in 1995 due to strong loan growth in 1994. The prime rate increases which occurred in 1994 also contributed to the increase in net interest income in 1995 as periodic repricing loans that were scheduled to reprice in 1995 adjusted upward. (See additional discussion under the caption "Net Interest Income".)

For the nine months ended September 30, 1995 and 1994, the provision for loan losses was $725,000 and $955,436, respectively.

Total noninterest income for the nine months ended September 30, 1995 amounted to $5.3 million, down slightly from the $5.4 million recorded for the same 1994 period. Included in these amounts are gains on sales of securities available for sale of $280,408 in 1995 and $681,558 in 1994. The 1994 securities gains were taken in connection with a nonrecurring contribution expense of approximately $700,000 recorded in the first quarter of 1994 for the establishment of a charitable trust. For the nine months ended September 30, 1995, the Corporation recorded net losses on sales of loans of $145,068. Included in this amount is a loss of approximately $200,000 recorded on the third quarter sale of a pool of loans with a book value of approximately $3.3 million, most of which were nonperforming. Noninterest income excluding securities gains and net losses on loan sales rose 8.4% over the prior year due to fee increases and higher transaction volume.

Included in salaries and benefits in 1994 is the effect of the first quarter adoption of SFAS No. 112, "Employers' Accounting for Postemployment Benefits". The effect of the adoption was not material to the Corporation's financial position or results of operations. Excluding the effect of the adoption of SFAS No. 112, salaries and employee benefits rose 6.2% in 1995 over the prior year. This increase is primarily attributable to normal salary adjustments and increased staffing levels.

Deposit taxes and assessments were approximately $235,000 lower for the nine months ended September 30, 1995 than for the comparable 1994 period. During the third quarter of 1995, the FDIC reduced rates paid by banks for deposit insurance premiums. This reduction, retroactive to June 1, 1995, reduced the Corporation's 1995 expense by approximately $274,000 through the third quarter of 1995.

Net foreclosed property costs amounted to $224,396 and $106,204 for the nine months ended September 30, 1995 and 1994, respectively. The increase is due to a higher amount of net gains realized on sales of other real estate owned in the 1994 period.


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

   Nine months ended September 30,                           1995                            1994
   ---------------------------------------------------------------------------------------------------------
                                                   Average           Yield/         Average           Yield/
   (Dollars in thousands)                          Balance Interest   Rate          Balance Interest   Rate
   ---------------------------------------------------------------------------------------------------------
   Interest-earning assets:
     Residential real estate                      $176,397  11,019    8.33%        $169,156   9,935    7.83%
     Commercial and other                          170,141  12,142    9.52%         165,927  10,157    8.16%
     Installment loans                              47,599   3,585   10.04%          36,993   2,717    9.79%
   ---------------------------------------------------------------------------------------------------------
       Total loans                                 394,137  26,746    9.05%         372,076  22,809    8.17%
     Federal funds sold and securities
       purchased under agreements to resell         13,241     575    5.80%           6,963     192    3.68%
     Taxable securities                             77,201   4,097    7.08%          77,378   3,837    6.61%
     Nontaxable securities                          10,608     523    6.57%           8,368     396    6.31%
   ---------------------------------------------------------------------------------------------------------
   Total interest-earning assets                   495,187  31,941    8.60%         464,785  27,234    7.81%
   Non interest-earning assets                      36,838                           34,348
   ---------------------------------------------------------------------------------------------------------
     Total assets                                 $532,025                         $499,133
   =========================================================================================================
   Interest-bearing liabilities:
     Savings deposits                             $178,519   2,949    2.20%        $196,481   3,225    2.19%
     Time deposits                                 221,956   8,617    5.18%         181,896   5,780    4.24%
     FHLB advances                                  21,790   1,006    6.15%          23,124     981    5.66%
     Other                                             442      19    5.89%           1,821      55    4.01%
   ---------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities              422,707  12,591    3.97%         403,322  10,041    3.32%
   Non interest-bearing liabilities                 60,534                           51,811
   ---------------------------------------------------------------------------------------------------------
     Total liabilities                             483,241                          455,133
     Total shareholders' equity                     48,784                           44,000
   ---------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity   $532,025                         $499,133
   =========================================================================================================
     Net interest income / interest rate spread            $19,350    4.63%                 $17,193    4.49%
   =========================================================================================================
     Net interest margin                                              5.21%                            4.93%
   =========================================================================================================

   Interest income amounts presented in the table above include the following adjustments for taxable equivalency
   (in thousands):
                                               September 30, 1995                September 30, 1994
                                               ------------------                ------------------
     Commercial and other loans                       $ 63                             $ 65
     Nontaxable debt securities                        337                              140
     Corporate stocks                                  187                              151


Net Interest Income
-------------------
(The accompanying schedule on page 14 should be read in conjunction with this discussion.)

Fully taxable equivalent (FTE) net interest income for the nine months ended September 30, 1995 amounted to $19.4 million, up 12.5% over the corresponding 1994 period. The increase in net interest income was attributable to higher yields on assets, combined with a slower rate of increase in rates paid on interest-bearing liabilities. Increased average loan and investment volumes also contributed to higher net interest income. These changes were reflected in improved net interest spreads and margins. The FTE interest rate spread (the average rate of return on interest-earning assets less the average cost of interest-bearing funds) amounted to 4.63% for the nine months ended September 30, 1995, up from 4.49% for the same 1994 period. The net interest margin (net interest income as a percentage of average interest-earning assets) amounted to 5.21% and 4.93% for the nine months ended September 30, 1995 and 1994, respectively.

The FTE yield on total loans amounted to 9.05% for the nine months ended September 30, 1995, compared to 8.17% for the comparable 1994 period. Loan yields for all categories of loans increased from 1994 to 1995.

Strong loan originations during 1994 contributed to higher net interest income in 1995. Total average loans amounted to $394.1 million for the nine months ended September 30, 1995, compared to $372.1 million for the year-earlier period. Demand for commercial loans and residential real estate loans has weakened in 1995. Demand for residential and commercial construction loans has been particularly affected as evidenced by the declines from year-end balances. Total commercial and residential real estate loans at September 30, 1995 were down by 5.0% and 3.0%, respectively, from year-end balances. Additionally, commercial loan balances have decreased due to the sale of a pool of mostly nonperforming commercial loans.

The average balance of federal funds sold and securities purchased under agreements to resell for the nine months ended September 30, 1995 were up $6.3 million due to strong deposit growth and reduced loan demand. The rate earned on these assets sold rose from 3.68% for the nine months ended September 30, 1994 to 5.8% for the corresponding 1995 period.

Rates paid on interest-bearing liabilities also rose from 1994 levels. The overall cost of funds on interest-bearing liabilities rose to 3.97% for the nine months ended September 30, 1995, up from 3.32% for the same 1994 period. Rates paid on time deposits and borrowed funds increased, while rates paid on savings deposits were almost unchanged. This differential in rates paid created a shift of balances out of savings deposits into higher-cost time deposits during early 1995. Average time deposits for the nine months ended September 30, 1995 rose $40.1 million from the 1994 amount, while average savings deposits fell by $18.0 million over the same period.

For the quarter ended September 30, 1995, the Corporation's FTE interest rate spread amounted to 4.57%, compared to 4.78% and 4.54% for the first and second quarter of 1995, respectively. The decrease in the spread from the beginning of the year was primarily due to both higher average time deposit balances and increasing rates paid on those balances throughout 1995, as well as excess liquidity resulting from deposit growth that was invested in short-term, lower-yielding assets during this period of relatively weak loan demand.

The FTE rate of return on loans increased for each quarter during the nine months ended September 30, 1995. Interest rates began to decline, however, in the third quarter as a result of a 25 basis point reduction in the prime rate. Accordingly, loan yields on prime-based loans are expected to decline as rates earned on periodic repricing loans adjust downward.

The Corporation's cost of funds for the third quarter of 1995 was 4.11%, up from 3.75% and 4.05% during the first and second quarters, respectively. The rate paid on time deposits has risen during each of these quarters, while rates paid on savings deposits were largely unchanged over the same period.

Average Federal Home Loan Bank (FHLB) advances for the third quarter of 1995 amounted to $17.2 million, down from $21.9 million for the second quarter and $26.3 million for the first quarter of 1995. This net reduction resulted from increased liquidity created by strong seasonal deposit growth and limited loan demand. The average rates of interest paid on FHLB advances were 6.29%, 6.16% and 6.06% for the third, second and first quarters of 1995, respectively.

The Corporation supplements its interest rate risk management strategies with off-balance sheet transactions. At September 30, 1995 the notional principal amount of interest rate contracts amounted to $60 million and included $10 million in interest rate swaps and $50 million in interest rate floor contracts which were purchased during the first quarter of 1995. The effect of these interest rate contracts on net interest income for the quarter ended September 30, 1995 was not material. (See Note 8 to the Consolidated Financial Statements for additional discussion.)


Financial Condition and Liquidity
---------------------------------
Total assets amounted to $544.5 million at September 30, 1995, 5.6% higher than the December 31, 1994 amount of $515.7 million. Average assets totalled $532.0 million for the nine months ended September 30, 1995, up 6.6% over the comparable 1994 period.

Securities Available for Sale - During the nine months ended September 30, 1995, the net unrealized gain on corporate stocks increased approximately $1.8 million, reflecting an improvement in general equity market conditions. In addition, there was a net increase in the market value of U.S. Treasury obligations and obligations of U.S. government-sponsored agencies amounting to $809,758 that has occurred since December 31, 1994. This turnaround is primarily attributable to the decline in medium-term and long-term Treasury rates that has occurred thus far in 1995.

Investment Securities - The carrying value of investment securities amounted to $56.2 million at September 30, 1995, up from $52.5 million at December 31, 1994. The net unrealized loss on investment securities amounted to approximately $525,000 at September 30, 1995, compared to $3.1 million at December 31, 1994, representing an improvement of $2.6 million during this nine-month period. This improvement was attributable to the decline in medium-term and long-term Treasury rates occurring in 1995.

Loans - Total loans amounted to $387.2 million at September 30, 1995, a decrease of 1.7% from the December 31, 1994 balance of $393.9 million. While residential real estate and commercial loans decreased 3.0% and 5.0%, respectively, installment loans increased $7.1 million, or 15.6%, over the year-end 1994 amount. This increase was due to the increase in both home equity loans and other consumer installment loans.

Deposits and Other Borrowings - Total deposits amounted to $470.0 million at September 30, 1995, up 6.6% from $440.7 million at December 31, 1994.
Depositors reacted to rising time deposit interest rates by shifting deposits into longer-term accounts during the first quarter of 1995. Accordingly, time deposits at September 30, 1995 were up by $35.5 million, or 18.2%, over the 1994 year-end amount. Conversely, savings deposits were reduced by $13.7 million, or 7.1%, from the December 31, 1994 amount. Time deposits composed 49.0% of total deposits at September 30, 1995, compared to 44.2% of total deposits at December 31, 1994.

The Corporation utilizes Federal Home Loan Bank (FHLB) advances as a funding source. FHLB advances amounted to $17.0 million at September 30, 1995, with maturities generally less than five years. There were no other short-term borrowings outstanding at September 30, 1995.

For the nine months ended September 30, 1995, net cash provided by operations amounted to $5.0 million, the majority of which was generated by net income.

Net cash used in investing activities amounted to $11.0 million and was primarily used to purchase securities available for sale. The funding for cash used in investing activities was generated from a net increase in deposits of $29.3 million during the period. These funds were also used in part to fund a net reduction in Federal Home Loan Bank advances outstanding of $6.6 million.


Asset Quality
-------------
Nonperforming assets are summarized in the following table:

(Dollars in thousands)                          09/30/95       12/31/94
                                                --------       --------
Nonaccrual loans 90 days or more past due         $4,502        $ 7,183
Nonaccrual loans less than 90 days past due        3,130          3,729
                                                 -------       --------
Total nonperforming loans                          7,632         10,912
                                                 -------       --------
Other real estate owned:
  Properties acquired through foreclosure          2,363          2,578
  Valuation allowance                               (573)          (571)
                                                 -------       --------
Total other real estate owned                      1,790          2,007
                                                 -------       --------
Total nonperforming assets                        $9,422        $12,919
                                                 =======       ========
Nonperforming loans as a % of total loans            1.8%           2.8%
Nonperforming assets as a % of total assets          1.7%           2.5%
Reserve for loan losses to nonperforming loans     109.3%          85.5%


Not included in the analysis of nonperforming assets at September 30, 1995 above are approximately $196,000 of loans greater than 90 days past due, and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.


The following is an analysis of nonperforming loans by loan category:

   (In thousands)                               09/30/95       12/31/94
                                                --------       --------
   Residential mortgages                          $2,332         $3,681
   Commercial:
     Mortgages                                     1,402          1,700
     Construction and development                    685            689
     Other (1)                                     2,650          4,191
   Installment                                       563            651
                                                 -------       --------
   Total nonperforming loans                      $7,632        $10,912
                                                 =======       ========

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

Impaired loans consist of all nonaccrual commercial loans. At September 30, 1995, the recorded investment in impaired loans was $4,737,000, including $3,799,000 which had a related allowance amounting to $722,000. The balance of impaired loans which did not require an allowance was $938,000. During the nine months ended September 30, 1995, the average recorded investment in impaired loans was $5,571,000. Also during this period, interest income recognized on impaired loans amounted to approximately $203,000. Interest income on impaired loans is recognized on a cash basis only.

During the third quarter of 1995, the Corporation sold a pool of loans with a book value of approximately $3.3 million, approximately $2.5 million of which were nonperforming loans. A loss of approximately $200,000 was recorded on this sale. Additionally, the allowance for impaired loans was reduced by approximately $280,000 as a result of the sale.

The balance of other real estate owned is comprised of the following types of properties (in thousands):

                                                09/30/95       12/31/94
                                                --------       --------
  Commercial real estate                          $  752         $  752
  Residential real estate                            298            457
  Construction and development                       302            401
  Land                                             1,011            968
                                                  ------         ------
                                                   2,363          2,578
  Valuation allowance                               (573)          (571)
                                                  ------         ------
  Total other real estate owned                   $1,790         $2,007
                                                  ======         ======



An analysis of the activity relating to other real estate owned for the nine months ended September 30, 1995 follows (in thousands):

Balance at beginning of year                     $ 2,578
Transfers from loans, net                            233
Sales and other reductions                          (456)
Other                                                  8
                                                 -------
                                                   2,363
Valuation allowance                                 (573)
                                                 -------
Balance at end of period                         $ 1,790
                                                 =======

During the nine months ended September 30, 1995, the Corporation sold property with a carrying value of approximately $415,000.

The following is an analysis of the OREO valuation allowance for the nine months ended September 30, 1995 (in thousands):


Balance at beginning of period                    $ 571
Provision charged to expense                         63
Sales and other reductions                          (61)
                                                  -----
Balance at end of period                          $ 573
                                                  =====


Capital Resources
-----------------
Total equity capital amounted to $51.3 million, or 9.4% of total assets at September 30, 1995. This compares to $45.8 million, or 8.9% at December 31, 1994. The $5.6 million increase in total equity from year-end is primarily attributable to an increase in unrealized gains on securities available for sale of $1.6 million and $3.7 million resulting from earnings retention.

The Corporation's total risk-adjusted capital ratio amounted to 14.82% at September 30, 1995. Banks are required to maintain a minimum capital to risk-adjusted asset ratio of 8%. The Corporation's leverage ratio amounted to 8.65% at September 30, 1995, well above the regulatory requirement of 3% for banking organizations with strong earnings, liquidity and asset quality who do not anticipate significant growth and who have well-diversified risk.

Dividends payable at September 30, 1995 amounted to $681,251, representing $.24 per share payable on October 16, 1995, an increase of 20% over the $.20 per share paid in the third quarter of 1994.

The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.




                                  PART II
                             OTHER INFORMATION
                             -----------------

Item 1.        Legal Proceedings
------         -----------------
               None

Item 2.        Changes in Securities
------         ---------------------
               None

Item 3.        Defaults upon Senior Securities
------         -------------------------------
               None

Item 4.        Submission of Matters to a Vote of Security Holders
------         ---------------------------------------------------
               None

Item 5.        Other Information
------         -----------------
               None

Item 6.        Exhibits and Reports on Form 8-K
------         --------------------------------
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


                                     WASHINGTON TRUST BANCORP, INC.
                                     ------------------------------
                                              (Registrant)



November 13, 1995               By:  Joseph J. Kirby
                                    --------------------------------
                                    Joseph J. Kirby
                                    President (principal executive officer)






November 13, 1995               By:  David V. Devault
                                   --------------------------------
                                    David V. Devault
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)