Form 10-K
period 1995-12-31
WASHINGTON TRUST BANCORP INC
filed 1996-03-29
CIK 737468

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D. C. 20549

                                        FORM 10-K
(Mark One)
[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
For the fiscal year ended               December 31, 1995
                         ------------------------------------------------------
                                              or
[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934  [NO FEE REQUIRED]
For the transition period from  ____________________  to  _____________________

Commission file Number                       0-13091
                      ---------------------------------------------------------

                        WASHINGTON TRUST BANCORP, INC.
-------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         RHODE ISLAND                                           05-0404671
-------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

23 BROAD STREET, WESTERLY, RHODE ISLAND                            02891
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (401) 348-1200
                                                           --------------------
Securities registered pursuant to Section 12 (b) of the Act:
                                                       Name of each exchange on
  Title of each class                                      which registered
          NONE                                                     NONE
----------------------                                  -----------------------
Securities registered pursuant to Section 12 (g) of the Act:

                             COMMON STOCK,  $.0625 PAR VALUE
-------------------------------------------------------------------------------
                                    (Title of class)

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

The aggregate market value of voting stock held by non-affiliates of the registrant was $80,652,096 at March 18, 1996 which includes $7,687,792 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of common stock of the registrant outstanding as of March 18, 1996 was 2,880,432.

                                                        Page 1 of 92
                                                    Exhibit Index page 23

                        DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's 1995 Annual Report to Shareholders. (Parts I, II and IV)

2. Portions of the Registrant's Proxy Statement dated March 18, 1996 for the 1996 Annual Meeting of Shareholders. (Part III).

===============================================================================

                                     FORM 10-K
                           WASHINGTON TRUST BANCORP, INC.
                        For the Year Ended December 31, 1995

                                 TABLE OF CONTENTS
                                 -----------------

    Description                                                     Page Number
  ---------------                                                   -----------

Part I
------
     Item 1  - Business                                                   3
     Item 2  - Properties                                                16
     Item 3  - Legal Proceedings                                         17
     Item 4  - Submission of Matters to a Vote of Security Holders       17
     Executive Officers of the Registrant                                18

Part II
-------
     Item 5  - Market for the Registrant's Common Stock
               and Related Stockholder Matters                           20
     Item 6  - Selected Financial Data                                   21
     Item 7  - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       21
     Item 8  - Financial Statements and Supplementary Data               21
     Item 9  - Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       21

Part III
--------
     Item 10 - Directors and Executive Officers of the Registrant        22
     Item 11 - Executive Compensation                                    22
     Item 12 - Security Ownership of Certain Beneficial Owners and
               Management                                                22
     Item 13 - Certain Relationships and Related Transactions            22

Part IV
-------
     Item 14 - Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                               23

Signatures                                                               24
----------

                                     -2-
                                   PART I
                                   ------

ITEM 1. BUSINESS
----------------
Washington Trust Bancorp, Inc.
------------------------------
Washington Trust Bancorp, Inc. (the "Corporation") is a publicly-owned, registered bank holding company, organized in 1984 under the laws of the state of Rhode Island, whose subsidiaries are permitted to engage in banking and other financial services and businesses. The Corporation conducts its business through its wholly-owned subsidiary, The Washington Trust Company (the "Bank"), a Rhode Island chartered commercial bank. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

The Corporation was formed in 1984 under a plan of reorganization in which outstanding common shares of The Washington Trust Company were exchanged for common shares of Washington Trust Bancorp, Inc. At December 31, 1995 the Corporation had total consolidated assets of $548 million, deposits of $468 million and equity capital of $53 million.

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


A broad range of financial services are provided by the Bank, including:

- Residential mortgages            - Commercial and consumer demand deposits
- Commercial loans                 - Savings, NOW and money market deposits
- Construction loans               - Certificates of deposit
- Consumer installment loans       - Retirement accounts
- Home equity lines of credit      - Cash management services
- VISA and Mastercard accounts     - Safe deposit boxes
- Merchant credit card services    - Trust and investment services


Automated teller machines (ATM's) are located at each of the Bank's six banking offices. The Bank is a member of the NYCE, Plus and Cashstream ATM networks.

Data processing for most of the Bank's deposit and loan accounts and other applications is conducted internally using owned equipment. Application software is primarily obtained through purchase or licensing agreements.

The Bank's Trust and Investment Department provides fiduciary services as trustee under wills and trust agreements; as executor or administrator of estates; as a provider of agency and custodial investment services to individuals and institutions; and as a trustee for employee benefit plans. The market value of total trust assets amounted to $467 million as of December 31, 1995.

                                      -3-
The Bank's primary source of income is net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing deposits and other borrowed funds. Sources of noninterest income include fees for management of customer investment portfolios, trusts and estates, service charges on deposit accounts, merchant processing fees and other banking-related fees. Noninterest expenses include the provision for loan losses, salaries and employee benefits, occupancy, equipment, office supplies deposit taxes and assessments, foreclosed property costs and other administrative expenses.

The following is a summary of the relative amounts of income producing functions as a percentage of gross operating income during the past five years:

                                       1995   1994   1993   1992   1991
                                       ----   ----   ----   ----   ----
 Interest and fees on:
   Residential real estate loans        29%    31%    33%    37%    37%
   Commercial and other loans           33     32     30     31     33
   Installment and consumer loans       10      9      8      9     10
                                       ----   ----   ----   ----   ----
   Total loan income                    72     72     71     77     80

 Interest and dividends on securities   13     13     13      9      7
 Trust income                            7      7      7      6      5
 Other noninterest income                8      8      9      8      8
                                       ----   ----   ----   ----   ----
 Gross operating income                100%   100%   100%   100%   100%
                                       ====   ====   ====   ====   ====

The percentage of gross income derived from interest and fees on loans was 72% in 1995, down from a five-year high of 80% in 1991, primarily as a result of the lower interest rate environment that existed in 1993, 1994 and 1995.


Market Area and Competition
---------------------------
The Bank's market area includes Washington County and a portion of Kent County in southern Rhode Island as well as a portion of New London County in southeastern Connecticut. The Bank's six banking offices are located in the following Rhode Island communities:

   - Westerly (2)       - Charlestown       - New Shoreham (Block Island)
   - Richmond           - Narragansett


The Bank's offices in Charlestown and on Block Island are the only bank facilities in those communities. The Block Island office was acquired from another Rhode Island bank in 1984. The Charlestown office was opened in 1988 and the Narragansett office was opened in 1989. Plans to construct a new branch facility in North Kingstown, Rhode Island are currently in process.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance

                                       -4-
companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. The Washington Trust Company had 3x% of total deposits reported by financial institutions for banking offices within its market area as of June 30, 1995. The two closest competitors held 1x% each, and the third closest competitor held x% of total deposits in the market area. The Corporation believes that being the largest commercial banking institution headquartered within the market area provides a competitive advantage over other financial institutions. The Bank has a marketing department which is responsible for the review of existing products and services and the development of new products and services.

Employees
---------
As of December 31, 1995 the Corporation employed approximately 233 full-time and 55 part-time employees. Management believes that its employee relations are good.

Supervision and Regulation
--------------------------
General - The business in which the Corporation and the Bank are engaged is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other agencies of federal and state government. The supervisory and regulatory activities of these authorities are often intended primarily for the protection of customers or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Corporation and the Bank, nor intended for the protection of the Corporation's shareholders. Proposals to change regulations and laws which affect the banking industry are frequently raised at the federal and state level. The potential impact on the Corporation of any future revisions to the supervisory or regulatory structure cannot be determined.

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

The Bank is subject to the supervision of, and examination by, the FDIC and the State of Rhode Island. The Washington Trust Company is also subject to various Rhode Island business and banking regulations.

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) - FDICIA was enacted in December 1991 and has resulted in extensive changes to the federal banking laws. Among other things, FDICIA requires the federal banking

                                   -5-
regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.

FDICIA established five capital tiers, ranging from "well-capitalized" to "critically undercapitalized." A depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. In addition, "pass through" deposit insurance coverage may not be available for certain employee benefit accounts. At December 31, 1995, the Bank's capital ratios placed it in the well-capitalized category.

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

FDICIA contained other significant provisions that require the federal banking regulators to establish standards for safety and soundness for depository institutions and their holding companies in three areas: (i) operational and managerial; (ii) asset quality, earnings and stock valuation; and (iii) management compensation. The legislation also required that risk-based capital requirements contain provisions for interest rate risk, credit risk and risks of nontraditional activities. FDICIA also imposed expanded accounting and audit reporting requirements for depository institutions. In addition, FDICIA imposed numerous restrictions on state-chartered banks, including those which generally limit investments and activities to those permitted to national banks, and contains several consumer banking law provisions.

The provisions of FDICIA are being phased in over several years. While final rules have been issued on most provisions, others have yet to be issued.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 - On September 30, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 was signed into law. Effective September 30, 1995, adequately capitalized bank holding companies are permitted to acquire banks in any state subject to certain concentration limits and other conditions. Also, on a phased-in basis over three years from the date of its enactment, other limitations on interstate bank mergers, consolidations and branching will be eased, subject to a state's ability to "opt in" or "opt out" of certain provisions of the law by passage of state law. In 1995, Rhode Island passed legislation to "opt in" to interstate merger and branching provisions that effectively eliminated state law barriers.

Dividend Restrictions - The Corporation's revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 16 to the Corporation's Consolidated Financial Statements included in its 1995 Annual Report to Shareholders incorporated herein by reference for additional discussion of the Corporation's ability to pay dividends.
                                      -6-
Capital Guidelines - Regulatory guidelines have been established that require bank holding companies and banks to maintain minimum ratios of capital to risk-adjusted assets. Banks are required to have minimum core capital (Tier 1) of 4% and total risk-adjusted capital (Tier 1 and Tier 2) of 8%. For the Corporation, Tier 1 capital is essentially equal to shareholders' equity excluding the net unrealized gain on securities available for sale. Tier 2 capital consists of a portion of the allowance for loan losses (limited to 1.25% of total risk-weighted assets). As of December 31, 1995, net risk-weighted assets amounted to $344.9 million, the Tier 1 capital ratio was 14.08% and the total risk-based capital ratio was approximately 15.34%.

The Tier 1 leverage ratio is defined as Tier 1 capital (as defined under the risk-based capital guidelines) divided by average assets (net of intangible assets and excluding the effects of accounting for securities available for sale under SFAS No. 115). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and strong earnings. Other banking organizations are expected to have ratios of at least 4 - 5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The Corporation's Tier 1 leverage ratio was 8.99% as of December 31, 1995. The Federal Reserve has not advised the Corporation of any specific minimum Tier 1 leverage capital ratio applicable to it.


GUIDE 3 STATISTICAL DISCLOSURES
-------------------------------
The following tables contain additional consolidated statistical data about the Corporation and its subsidiary.

I.  Distribution of Assets, Liabilities and Shareholders' Equity;
    Interest Rates and Interest Differential
    -------------------------------------------------------------
  A. Average balance sheets are presented on page 21 of the Corporation's 1995 Annual Report to Shareholders under the caption "Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)", and are incorporated herein by reference. Nonaccrual loans are included in average loan balances. Average balances are based upon daily averages.

  B. An analysis of net interest earnings, including interest earned and paid, average yields and costs, and net yield on interest-earning assets is presented on page 21 of the Corporation's 1995 Annual Report to Shareholders under the caption "Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)", and is incorporated herein by reference.

     Interest income is reported on the fully taxable-equivalent basis. Tax exempt income is converted to a fully taxable equivalent basis by assuming a 34% marginal federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Interest on nonaccrual loans is included in the analysis of net interest earnings to the extent that such interest income has been recognized in the Consolidated Statements of Income. See Guide 3 Item III.C.1.
                                      -7-
  C. An analysis of rate/volume changes in interest income and interest expense is presented on page 22 of the Corporation's 1995 Annual Report to Shareholders under the caption "Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)", and is incorporated herein by reference. The net change attributable to both volume and rate has been allocated proportionately.


II. SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE
    -------------------------------------------------------------
  A. The carrying amounts of securities held to maturity as of the dates indicated are presented in the following table:


     December 31,                             1995        1994         1993
     -------------------------------------------------------------------------
     U.S. Treasury obligations and
      obligations of U.S. government-
      sponsored agencies                 $        --  $20,413,017  $19,419,860
     Mortgage-backed securities           13,947,011   21,696,508   25,401,432
     States and political subdivisions    14,925,980   10,387,091    7,676,540
                                          ----------   ----------   ----------
                                         $28,872,991  $52,496,616  $52,497,832
                                          ==========   ==========  ===========


    The carrying amounts of securities available for sale as of the dates indicated are summarized in the table below. Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No.
    115). The Statement requires that securities available for sale be reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax, until realized. Therefore, the carrying value of securities available for sale at December 31, 1995 and 1994 presented below is equal to market value. Prior to the adoption of SFAS No. 115, securities available for sale were carried at the lower of aggregate cost, adjusted for amortization of premium or accretion of discount in the case of debt securities, or market value.

    During the fourth quarter of 1995, the Corporation transferred a pool of debt securities with a book value of $37.1 million, consisting primarily of U.S. Treasury and government agency obligations and mortgage-backed securities, from the held-to-maturity category to the available-for-sale category. The transfer was made in response to a special report issued by the Financial Accounting Standards Board which allowed enterprises a one-time opportunity to reassess the appropriateness of their securities classifications under SFAS No. 115.



                                      -8-


     December 31,                             1995        1994         1993
     -------------------------------------------------------------------------
     U.S. Treasury obligations and
      obligations of U.S. government-
      sponsored agencies                 $37,877,528  $24,533,220  $25,120,650
     Mortgage-backed securities           30,026,897           --           --
     Corporate debt securities                    --           --    1,000,000
     Corporate stocks                     17,647,910    9,076,095    8,143,093
                                          ----------   ----------   ----------
                                         $85,552,335  $33,609,315  $34,263,743
                                          ==========   ==========  ===========


  B. Maturities of debt securities as of December 31, 1995 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated future prepayments. Yields on tax exempt obligations were not computed on a tax equivalent basis.

                                                 Mortgage-      States and
                                                  backed         Political    Total Debt
         Securities Held to Maturity             Securities    Subdivisions   Securities
         ---------------------------             ----------    ------------   ----------

         Due in 1 year or less:         Amount  $ 1,244,432    $ 3,488,507   $ 4,732,939
                                        Yield          7.45%          4.20%         5.06%

         After 1 but within 5 years:    Amount    3,588,817      8,718,416    12,307,233
                                        Yield          7.39           4.24          5.16

         After 5 but within 10 years:   Amount    3,414,764      2,419,743     5,834,507
                                        Yield          7.40           4.38          6.15

         After 10 years:                Amount    5,698,998        299,314     5,998,312
                                        Yield          7.67           5.03          7.54
                                                 ----------     ----------    ----------
         Totals:                        Amount  $13,947,011    $14,925,980   $28,872,991
                                        Yield          7.51%          4.27%         5.84%
                                                 ==========     ==========    ==========


                                                 -9-

                                                                              Weighted
                                                  Amortized        Fair       average
         Securities Available for Sale              Cost          Value        yield
         -----------------------------           ----------     ---------     --------
         U.S. Treasury obligations and
          obligations of U.S. government-
          sponsored agencies due:
            In 1 year or less                   $ 9,513,569    $ 9,595,620      6.78%
            After 1 but within 5 years           27,342,389     27,519,409      5.97
            After 10 years                          490,738        762,499     13.02
                                                 ----------     ----------     ------
              Total                              37,346,696     37,877,528      6.27
                                                 ----------     ----------     ------
         Mortgage-backed securities due:
            In 1 year or less                     3,512,499      3,508,734      7.50
            After 1 but within 5 years            9,619,183      9,612,547      7.50
            After 5 but within 10 years           9,199,652      9,106,160      6.91
            After 10 years                        7,693,274      7,799,456      7.35
                                                 ----------     ----------     ------
              Total                              30,024,608     30,026,897      7.28
                                                 ----------     ----------     ------
         Total debt securities due:
            In 1 year or less                    13,026,068     13,104,354      6.98
            After 1 but within 5 years           36,961,572     37,131,956      6.37
            After 5 but within 10 years           9,199,652      9,106,160      6.91
            After 10 years                        8,184,012      8,561,955      7.69
                                                 ----------     ----------     ------
              Total debt securities             $67,371,304    $67,904,425      6.72%
                                                 ==========     ==========     ======

C. Not applicable.


                                      -10-
III. LOAN PORTFOLIO
     --------------
 A. The following table sets forth the composition of the Corporation's loan portfolio for each of the past five years. Amounts for years prior to 1995 have been restated to reflect the adoption of SFAS #114.


          December 31,                             1995          1994         1993            1992         1991
          --------------------------------------------------------------------------------------------------------
          Residential real estate:
            Mortgages                         $167,510,929  $170,366,731  $153,506,179  $142,322,653  $168,505,925
            Homeowner construction               3,071,177     6,933,793     6,120,171     5,124,603     4,482,367
                                               -----------   -----------   -----------   -----------   -----------
          Total residential real estate        170,582,106   177,300,524   159,626,350   147,447,256   172,988,292
                                               -----------   -----------   -----------   -----------   -----------
          Commercial:
            Mortgages                           58,837,483    56,014,628    49,194,243    41,952,619    40,962,685
            Construction and development         5,968,404    12,089,966    10,719,271    11,923,274    18,644,654
            Other                               96,830,889   103,334,837   103,721,694   100,013,004    97,988,349
                                               -----------   -----------   -----------   -----------   -----------
          Total commercial                     161,636,776   171,439,431   163,635,208   153,888,897   157,595,688
                                               -----------   -----------   -----------   -----------   -----------
          Installment                           54,240,010    45,186,245    34,100,374    32,645,643    36,720,803
                                               -----------   -----------   -----------   -----------   -----------
                                              $386,458,892  $393,926,200  $357,361,932  $333,981,796  $367,304,783
                                               ===========   ===========   ===========   ===========   ===========


 B. An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 1995 follows:

   Maturity analysis:

                                                One Year   One to five  After five
                                                 or Less      Years       Years        Total
                                                ----------  ----------  ----------   -----------
         Construction and development (*)      $ 4,185,017   1,713,275   3,141,289  $  9,039,581
         Commercial - other                     36,439,799  41,351,186  19,039,904    96,830,889
                                                ----------  ----------  ----------   -----------
                                               $40,624,816  43,064,461  22,181,193  $105,870,470
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


     Sensitivity to changes in interest rates for all such loans due after one year is as follows:

                                                     Floating or
                                     Predetermined    Adjustable
                                         Rates          Rates        Totals
                                     -------------   ----------    ----------
     Principal due after one year     $ 8,259,200   $56,986,453   $65,245,654
                                       ==========    ==========    ==========


                                      -11-
 C. Risk Elements
    Reference is made to the caption "Asset Quality" included in Management's Analysis of Financial Statements on pages 26-28 of the Corporation's 1995 Annual Report to Shareholders incorporated herein by reference. Included therein is a discussion of the Corporation's credit review and collection practices. Also included therein is information concerning nonperforming assets at December 31, 1995 and the Corporation's ongoing efforts to reduce the level of nonperforming assets.

  1. Nonaccrual, Past Due and Restructured Loans.
     (a). Nonaccrual loans as of the dates indicated were as follows:


      December 31,    1995         1994        1993         1992        1991
      --------------------------------------------------------------------------
                   $8,573,656  $10,911,999  $16,221,963  $21,306,840 $24,149,690
                    =========   ==========   ==========   ==========  ==========


     For the years 1992 through 1995, loans, with the exception of credit card loans and certain well-secured residential mortgage loans, were placed on nonaccrual status and interest recognition was suspended when such loans were 90 days or more overdue with respect to principal and/or interest. Loans were also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest was doubtful. Interest previously accrued, but not collected on such loans was reversed against current period income. Cash receipts on nonaccrual loans were recorded as interest income, or as a reduction of principal if full collection of the loan was doubtful or if impairment of the collateral was identified. Loans were removed from nonaccrual status when they had been current as to principal and interest for a period of time, the borrower had demonstrated an ability to comply with repayment terms, and when, in management's opinion, the loans were considered to be fully collectible.

     In years prior to 1992, commercial loans were placed on nonaccrual status and interest recognition was suspended when they were 90 days or more overdue. Residential mortgages and consumer loans were placed on nonaccrual status when, in management's judgment, the probability of collection was deemed insufficient to warrant further income recognition.

     For the year ended December 31, 1995, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $598,000. Interest recognized on these loans amounted to approximately $458,000.

     There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 1995.

     (b). Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:

      December 31,      1995       1994      1993      1992       1991
      --------------------------------------------------------------------
                      $256,276   $24,124   $22,455   $42,648   $6,064,648
                       =======    ======    ======    ======    =========

     (c). Restructured accruing loans for the dates indicated were as follows:

      December 31,     1995        1994        1993        1992        1991
      -----------------------------------------------------------------------
                    $   ---     $364,824    $    ---   $1,476,000  $1,522,282
                     =======    ========    =========   =========   =========

     Restructured accruing loans include those for which concessions, such as reduction of interest rates other than normal market rate adjustments or deferral of principal or interest payments, have been granted due to a borrower's financial condition. Interest on restructured loans is accrued at the reduced rate. Loans restructured during 1995 amounted to approximately $1,632,000, all of which are included in nonaccrual loans reported in Section III.C.1.(a) above.


  2. Potential Problem Loans.
     Potential problem loans consist of certain accruing commercial loans that were less than 90 days past due at December 31, 1995, but were identified by management of the Bank as potential problem loans. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in III.C.1 above. At December 31, 1995, potential problem loans amounted to approximately $7.1 million. The Corporation's loan policy provides guidelines for the review of such loans in order to facilitate collection.

     Depending on future events, the potential problem loans referred to above, and others not currently identified, could be classified as nonperforming in the future.

  3. Foreign Outstandings.     None

  4. Loan Concentrations.   The Corporation has no concentration of loans which
     exceed 10% of its total loans except as disclosed by types of loan in
     Section III.A.


 D. Other Interest-Bearing Assets:    None

IV. SUMMARY OF LOAN LOSS EXPERIENCE
    -------------------------------
A. The allowance for loan losses is available for future credit losses inherent in the loan portfolio. The level of the allowance is based on management's ongoing review of the growth and composition of the loan portfolio, net charge-off experience, current and expected economic conditions, and other pertinent factors. Loans (or portions thereof) deemed to be uncollectible are charged against the allowance and recoveries of amounts previously charged off are added to the allowance. Loss provisions charged to earnings are added to the allowance to bring it to the desired level. Loss experience on loans is presented in the following table for the years indicated.
   Amounts for years prior to 1995 have been restated to reflect the adoption of SFAS #114.


   Analysis of the Allowance for Loan Losses
   -----------------------------------------

        December 31,                          1995        1994        1993        1992       1991
        --------------------------------------------------------------------------------------------
        Balance at beginning of year     $9,327,942  $9,089,775  $7,872,351  $6,474,272  $8,487,196
        Charge-offs (domestic):
          Residential:
           Mortgages                        301,182     158,526     203,472     260,848     331,130
           Homeowner construction                --          --          --          --          --
          Commercial:
            Mortgages                       795,858     405,624     927,720      24,154   2,097,532
            Construction and development    526,224       9,250          --     114,315   1,312,452
            Other                         1,451,066     512,020     374,424   2,522,916   2,928,730
          Installment                       341,737     250,840     378,575     494,756     771,705
                                          ---------   ---------   ---------   ---------   ---------
            Total charge-offs             3,416,067   1,336,260   1,884,191   3,416,989   7,441,549
                                          ---------   ---------   ---------   ---------   ---------
        Recoveries (domestic):
          Residential:
            Mortgages                       114,083      21,329       2,278          --         272
            Homeowner construction               --          --          --          --          --
          Commercial:
            Mortgages                        13,384      21,830      84,351         200          --
            Construction and development         --      10,948      20,756      29,424     100,997
            Other                           217,078     188,722     174,976     192,844      23,981
          Installment                       128,096      74,686      44,847      62,524     103,375
                                          ---------   ---------   ---------   ---------   ---------
            Total recoveries                472,641     317,515     327,208     284,992     228,625
                                          ---------   ---------   ---------   ---------   ---------
            Net charge-offs               2,943,426   1,018,745   1,556,983   3,131,997   7,212,924
        Additions charged to earnings     1,400,000   1,256,912   2,774,407   4,530,076   5,200,000
                                          ---------   ---------   ---------   ---------   ---------
        Balance at end of period         $7,784,516  $9,327,942  $9,089,775  $7,872,351  $6,474,272
                                          =========   =========   =========   =========   =========
        Net charge-offs to average loans        .75%        .27%        .45%        .87%       1.93%
                                           ========   =========   =========   =========   =========

B. The following table presents the allocation of the allowance for loan losses. Amounts for years prior to 1995 have been restated to reflect the adoption of SFAS #114.

        December 31,                           1995       1994        1993        1992        1991
        --------------------------------------------------------------------------------------------
        Residential:
          Mortgages                       $1,066,281  1,134,916  1,136,341   1,132,855   1,225,000
          % of these loans to all loans         43.4%      43.2%      43.0%       42.6%       45.9%

          Homeowner construction              19,412     44,047     33,661      35,222          --
          % of these loans to all loans           .8%       1.8%       1.7%        1.5%        1.2%

        Commercial:
          Mortgages                        1,640,176  1,364,993  1,246,070   1,253,447   1,305,509
          % of these loans to all loans         15.2%      14.2%      13.8%       12.6%       11.1%

          Construction and development       133,754    275,681    150,110     247,535     494,694
          % of these loans to all loans          1.5%       3.1%       3.0%        3.6%        5.1%

          Other                            2,245,789  2,870,242  2,890,785   2,899,120   2,453,753
          % of these loans to all loans         25.1%      26.2%      29.0%       29.9%       26.7%

        Installment                          911,069    862,323    561,177     694,390     726,000
        % of these loans to all loans           14.0%      11.5%       9.5%        9.8%       10.0%

        Unallocated                        1,768,035  2,775,740  3,071,631   1,609,782     269,316
                                           ---------  ---------  ---------   ---------   ---------
                                          $7,784,516  9,327,942  9,089,775   7,872,351   6,474,272
                                               100.0%     100.0%     100.0%      100.0%      100.0%
                                           =========  =========  =========   =========   =========


V. DEPOSITS
   --------
  A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

                                              1995                      1994                     1993
                                      ---------------------     --------------------     --------------------
                                        Average    Average       Average    Average       Average    Average
                                        Amount    Rate Paid      Amount    Rate Paid      Amount    Rate Paid
                                      ----------- ---------     ---------- ---------     ---------- ---------
       Demand deposits               $ 55,189,000        --     49,369,000      --       40,097,000      --
       Savings deposits:
          Regular                      92,739,000      2.69%    98,851,000    2.70%      79,567,000    2.83%
          NOW accounts                 55,831,000      1.39%    57,834,000    1.36%      58,930,000    1.84%
          Money market accounts        30,096,000      2.23%    40,101,000    2.17%      59,473,000    2.74%
                                      -----------              -----------              -----------
          Total savings               178,666,000      2.21%   196,786,000    2.20%     197,970,000    2.51%

       Time deposits                  224,169,000      5.25%   183,950,000    4.30%     176,148,000    4.60%
                                      -----------              -----------              -----------
          Total deposits             $458,024,000              430,105,000              414,215,000
                                      ===========              ===========              ===========

  B. Not Applicable

  C. Not Applicable

  D. The maturity schedule of time deposits in amounts of $100,000 or more at December 31, 1995 was as follows:


                                     Over 3     Over 6
                        3 months    through    through    Over 12
                        or less     6 months  12 months    months     Total
                       ----------  ---------  ---------  ---------  ----------
     Time remaining
     until maturity:  $15,257,004  2,873,657  7,174,196  3,644,067  28,948,924
                       ==========  =========  =========  =========  ==========

  E. Not applicable


 VI. RETURN ON EQUITY AND ASSETS
     ---------------------------

                                                     1995      1994      1993
                                                     ----      ----      ----
     Return on average assets                        1.44%     1.25%     1.01%
     Return on average shareholders' equity         15.47%    14.11%    12.92%
     Dividend payout ratio                          33.97%    33.02%    34.30%
     Average equity to average total assets          9.31%     8.84%     7.81%


VII. SHORT-TERM BORROWINGS
     ---------------------
     The average balance of short-term borrowings during the reported periods was less than 30% of shareholders' equity at the end of each reported period.



ITEM 2. PROPERTIES
------------------
As of December 31, 1995 the Corporation was operating six facilities including its main office located in Westerly, Rhode Island and five branch banking facilities located in Westerly, Charlestown, Narragansett, Richmond and Block Island, Rhode Island. All sites are owned, except for the Block Island branch facility, which is leased. The main office premises, containing the corporate offices and a banking facility, consists of a five story building and an adjacent two story building. The buildings, which are connected, contain approximately 50,000 square feet of space, 42,000 square feet of which is occupied by the Corporation. The remaining space is leased to merchant and professional tenants under short-term lease arrangements and could be used for expansion of the Corporation's offices. The main office location also contains a three level retail parking garage with 80,000 square feet of space.

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

In 1996, the Corporation plans to expand its existing Trust and Investment department facility and construct a new branch office in North Kingstown, Rhode Island. The total cost of these projects is expected to be approximately $4 million. These facilities expansion plans, along with existing structures, are adequate to meet the Corporation's facilities needs in the forseeable future.


ITEM 3. LEGAL PROCEEDINGS
-------------------------
Neither the Corporation nor its subsidiary is a party to any material pending legal proceedings, other than routine litigation incidental to their business activities.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1995.

EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The following is a list of all executive officers of the Corporation and the Bank with their titles, ages, and length of service with the Corporation.

                                                                   Years of
Officers of the Corporation                                 Age   service (1)
---------------------------                                 ---   ----------
Joseph J. Kirby            Chief Executive Officer           64       33

John C. Warren             President and Chief Operating     50        0
                            Officer

Joseph H. Potter           Executive Vice President          62       37

David V. Devault, CPA      Vice President and
                           Chief Financial Officer           41        9

Louis J. Luzzi             Vice President and Treasurer      54       35

Harvey C. Perry, II        Vice President and Secretary      45       21

(1) Includes years of service with the Bank.

Joseph H. Potter and Louis J. Luzzi are first cousins.

Joseph J. Kirby joined the Bank in 1963 as an Investment Officer. He was elected Vice President and Investment Officer in 1965 and Executive Vice President in 1972. He was elected President in 1982 and was named Chief Executive Officer in February, 1996.

John C. Warren joined the Bank and the Corporation in 1996 as President and Chief Operating Officer. He served as President and Chief Executive Officer of Sterling Bancshares Corporation from 1990 to 1994 and as Chairman from 1993 to 1994.

Joseph H. Potter joined the Bank in 1958 and was elected Secretary in 1967. He was elected Vice President and Secretary in 1973 and Executive Vice President in 1982.

David V. Devault joined the Bank in 1986 as Controller. He was elected Vice President and Chief Financial Officer of the Corporation and the Bank in 1987. He was elected Senior Vice President and Chief Financial Officer of the Bank in 1990. Prior to joining the Bank he was a Senior Manager with the firm of KPMG Peat Marwick LLP.

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

                                      -18-
                                                                      Years
Officers of the Bank                                         Age   of service
--------------------                                         ---   ----------
Vernon F. Bliven           Senior Vice President -            46       23
                             Human Resources

Robert G. Cocks, Jr.       Senior Vice President - Lending    51        3


Louis W. Gingerella, Jr.   Senior Vice President -            43        5
                             Credit Administration

B. Michael Rauh, Jr.       Senior Vice President -            36        4
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

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 1995 and 1994 are presented in the following table.
The stock prices are based on the high and low sales prices during the respective quarter. Stock price and dividend amounts for the first and second quarters of 1994 have been restated to reflect a 3-for-2 stock split paid in the form of a stock dividend on August 31, 1994.


1995 Quarters                 1         2          3          4
--------------------------------------------------------------------
Stock prices:
      high                  22.50     27.50       28.00      30.00
      low                   19.00     20.50       26.00      26.00

Cash dividend declared        .22       .22         .24        .24


1994 Quarters                 1         2          3          4
--------------------------------------------------------------------
Stock prices:
      high                  19.17     22.50       24.00      24.00
      low                   16.67     17.67       21.33      19.75

Cash dividend declared        .16       .17         .20        .20



The Corporation will continue to review future common stock dividends based on profitability, financial resources and economic conditions. The Corporation has recorded consecutive quarterly dividends for over one hundred years. On
March 21, 1996, the Corporation's Board of Directors declared a cash dividend of $.26 per share, an increase of 8.3% over the previous dividend amount. The dividend is payable April 15, 1996 to shareholders of record as of April 1, 1996.

The Corporation's primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank. A discussion of the restrictions on the advance of funds or payment of dividends to the Corporation is included in Note 16 to the Consolidated Financial Statements included in the 1995 Annual Report to Shareholders which is incorporated herein by reference.

At December 31, 1995 there were 1,257 holders of record of the Corporation's common stock.

ITEM 6. SELECTED FINANCIAL DATA
-------------------------------
Selected consolidated financial data for the five years ended December 31, 1995 appears under the caption "Five Year Summary of Selected Consolidated Financial Data" on page 18 of the Corporation's 1995 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------------
The information required by this Item appears under the caption "Management's Analysis of Financial Statements" on pages 19-32 of the Corporation's 1995 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
---------------------------------------------------
The financial statements and supplementary data are contained in the Corporation's 1995 Annual Report to Shareholders, filed as Exhibit 13, on the pages indicated in the following table, and are incorporated herein by reference.

                                                             Page of 1995
                                                             Annual Report
                                                             -------------
   Consolidated Balance Sheets                                    33
   Consolidated Statements of Income                              34
   Consolidated Statements of Changes in Shareholders' Equity     35
   Consolidated Statements of Cash Flows                          36
   Notes to Consolidated Financial Statements                     37
   Parent Company Financial Statements                            53
   Independent Auditors' Report                                   55
   Summary of Unaudited Quarterly Financial Information           56


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE
----------------------------------------------------------
None.

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
Required information regarding directors is presented under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 18, 1996 prepared for the 1996 Annual Meeting of Shareholders and incorporated herein by reference.

Required information regarding executive officer of the Corporation is included in Part I under the caption "Executive Officers of the Registrant".

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption "Compliance with Section 16(a) of the Exchange Act" in the Corporation's Proxy Statement dated March 18, 1996 prepared for the 1996 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------
The information required by this Item appears under the caption "Compensation of Directors and Executive Officers - Executive Compensation" in the Corporation's Proxy Statement dated March 18, 1996 prepared for the 1996 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
-------------------------------------------------
The information required by this Item appears under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 18, 1996 prepared for the 1996 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------
The information required by this Item is incorporated herein by reference to the caption "Indebtedness and Other Transactions" of the Corporation's Proxy Statement dated March 18, 1996 prepared for the 1996 Annual Meeting of Shareholders.

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

(b) No reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1995.

(c)    Exhibit Index.


 Exhibit Number
 --------------
        3.(i)   Restated articles of incorporation                     ****
        3.(ii)  By-laws of the Corporation                               **

     * 10.1     Supplemental Pension Benefit and Profit Sharing Plan   ****
     * 10.2     Outside Director's Retainer Continuation Plan          ****
     * 10.3     Plan for Deferral of Director's Fees                   ****
     * 10.4     Amended and Restated 1988 Stock Option Plan            ****
     * 10.5     Short Term Incentive Plan                               ***

       11       Computation of Earnings per share

       13       1995 Annual Report to Shareholders

       21       Subsidiaries of the Registrant

       23       Consent of Independent Auditors

  *  Management contract or compensatory plan or arrangement.
 ** Incorporated herein by reference to Exhibit 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Commission.
 *** Incorporated herein by reference to Exhibit 10 of the Registrant's Annual
     Report on Form 10-K for the year ended December 31, 1993, previously filed with the Commission.
**** Incorporated herein by reference to Exhibits 3(i), 10.1, 10.2, 10.3 and
     10.4 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, previously filed with the Commission.

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

                                        WASHINGTON TRUST BANCORP, INC.
                                        ------------------------------
                                                (Registrant)

             March 21, 1996             Joseph J. Kirby
       Date ________________        By  ______________________________________
                                        Joseph J. Kirby, Chairman, Chief
                                         Executive Officer and Director

             March 21, 1996             David V. Devault
       Date ________________        By  ______________________________________
                                        David V. Devault, Vice President,
                                         Chief Financial Officer and Principal
                                         Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



             March 21, 1996             Gary P. Bennett
       Date ________________            ______________________________________
                                        Gary P. Bennett, Director


             March 21, 1996             Steven J. Crandall
       Date ________________            ______________________________________
                                        Steven J. Crandall, Director


             March 21, 1996             Richard A. Grills
       Date ________________            ______________________________________
                                        Richard A. Grills, Director


             March 21, 1996             Larry J. Hirsch
       Date ________________            ______________________________________
                                        Larry J. Hirsch, Director


             March 21, 1996             Katherine W. Hoxsie
       Date ________________            ______________________________________
                                        Katherine W. Hoxsie, Director


             March 21, 1996             Mary E. Kennard
       Date ________________            ______________________________________
                                        Mary E. Kennard, Director


             March 21, 1996             James W. McCormick, Jr.
       Date ________________            ______________________________________
                                        James W. McCormick, Jr., Director


             March 21, 1996             Brendan P. O'Donnell
       Date ________________            ______________________________________
                                        Brendan P. O'Donnell, Director


             March 21, 1996             Victor J. Orsinger
       Date ________________            ______________________________________
                                        Victor J. Orsinger, II, Director


             March 21, 1996             Joseph H. Potter
       Date ________________            ______________________________________
                                        Joseph H. Potter, Executive Vice
                                         President and Director


             March 21, 1996             Anthony J. Rose, Jr.
       Date ________________            ______________________________________
                                        Anthony J. Rose, Jr., Director


             March 21, 1996             James P. Sullivan
       Date ________________            ______________________________________
                                        James P. Sullivan, Director


             March 21, 1996             Neil H. Thorp
       Date ________________            ______________________________________
                                        Neil H. Thorp, Director


             March 21, 1996             John C. Warren
       Date ________________            ______________________________________
                                        John C. Warren, President, Chief
                                         Operating Officer and Director



                                     -25-