Form 10-K
period 1995-12-31
WASHINGTON TRUST BANCORP INC
filed 1996-03-29
CIK 737468

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

                        WASHINGTON TRUST BANCORP, INC.
- -------------------------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         RHODE ISLAND                                           05-0404671
- -------------------------------                           ---------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

23 BROAD STREET, WESTERLY, RHODE ISLAND                            02891
- -------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:            (401) 348-1200
                                                           --------------------
Securities registered pursuant to Section 12 (b) of the Act:
                                                       Name of each exchange on
  Title of each class                                      which registered
          NONE                                                     NONE
- ----------------------                                  -----------------------
Securities registered pursuant to Section 12 (g) of the Act:

                             COMMON STOCK,  $.0625 PAR VALUE
- -------------------------------------------------------------------------------
                                    (Title of class)

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

1. Portions of the Registrant's 1995 Annual Report to Shareholders. (Parts I, II and IV)

2. Portions of the Registrant's Proxy Statement dated March 18, 1996 for the 1996 Annual Meeting of Shareholders. (Part III).

===============================================================================

                                     FORM 10-K
                           WASHINGTON TRUST BANCORP, INC.
                        For the Year Ended December 31, 1995

                                 TABLE OF CONTENTS
                                 -----------------

    Description                                                     Page Number
  ---------------                                                   -----------

Part I
- ------
     Item 1  - Business                                                   3
     Item 2  - Properties                                                16
     Item 3  - Legal Proceedings                                         17
     Item 4  - Submission of Matters to a Vote of Security Holders       17
     Executive Officers of the Registrant                                18

Part II
- -------
     Item 5  - Market for the Registrant's Common Stock
               and Related Stockholder Matters                           20
     Item 6  - Selected Financial Data                                   21
     Item 7  - Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       21
     Item 8  - Financial Statements and Supplementary Data               21
     Item 9  - Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                       21

Part III
- --------
     Item 10 - Directors and Executive Officers of the Registrant        22
     Item 11 - Executive Compensation                                    22
     Item 12 - Security Ownership of Certain Beneficial Owners and
               Management                                                22
     Item 13 - Certain Relationships and Related Transactions            22

Part IV
- -------
     Item 14 - Exhibits, Financial Statement Schedules and Reports
               on Form 8-K                                               23

Signatures                                                               24
- ----------

                                     -2-
                                   PART I
                                   ------

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


A broad range of financial services are provided by the Bank, including:

- - Residential mortgages            - Commercial and consumer demand deposits
- - Commercial loans                 - Savings, NOW and money market deposits
- - Construction loans               - Certificates of deposit
- - Consumer installment loans       - Retirement accounts
- - Home equity lines of credit      - Cash management services
- - VISA and Mastercard accounts     - Safe deposit boxes
- - Merchant credit card services    - Trust and investment services


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


Market Area and Competition
- ---------------------------
The Bank's market area includes Washington County and a portion of Kent County in southern Rhode Island as well as a portion of New London County in southeastern Connecticut. The Bank's six banking offices are located in the following Rhode Island communities:

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

Employees
- ---------
As of December 31, 1995 the Corporation employed approximately 233 full-time and 55 part-time employees. Management believes that its employee relations are good.

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



ITEM 2. PROPERTIES
- ------------------
As of December 31, 1995 the Corporation was operating six facilities including its main office located in Westerly, Rhode Island and five branch banking facilities located in Westerly, Charlestown, Narragansett, Richmond and Block Island, Rhode Island. All sites are owned, except for the Block Island branch facility, which is leased. The main office premises, containing the corporate offices and a banking facility, consists of a five story building and an adjacent two story building. The buildings, which are connected, contain approximately 50,000 square feet of space, 42,000 square feet of which is occupied by the Corporation. The remaining space is leased to merchant and professional tenants under short-term lease arrangements and could be used for expansion of the Corporation's offices. The main office location also contains a three level retail parking garage with 80,000 square feet of space.

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

EXECUTIVE OFFICERS OF THE REGISTRANT
- ------------------------------------
The following is a list of all executive officers of the Corporation and the Bank with their titles, ages, and length of service with the Corporation.

                                                                   Years of
Officers of the Corporation                                 Age   service (1)
- ---------------------------                                 ---   ----------
Joseph J. Kirby            Chief Executive Officer           64       33

John C. Warren             President and Chief Operating     50        0
                            Officer

Joseph H. Potter           Executive Vice President          62       37

David V. Devault, CPA      Vice President and
                           Chief Financial Officer           41        9

Louis J. Luzzi             Vice President and Treasurer      54       35

Harvey C. Perry, II        Vice President and Secretary      45       21

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

                                      -18-
                                                                      Years
Officers of the Bank                                         Age   of service
- --------------------                                         ---   ----------
Vernon F. Bliven           Senior Vice President -            46       23
                             Human Resources

Robert G. Cocks, Jr.       Senior Vice President - Lending    51        3


Louis W. Gingerella, Jr.   Senior Vice President -            43        5
                             Credit Administration

B. Michael Rauh, Jr.       Senior Vice President -            36        4
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


1995 Quarters                 1         2          3          4
- --------------------------------------------------------------------
Stock prices:
      high                  22.50     27.50       28.00      30.00
      low                   19.00     20.50       26.00      26.00

Cash dividend declared        .22       .22         .24        .24


1994 Quarters                 1         2          3          4
- --------------------------------------------------------------------
Stock prices:
      high                  19.17     22.50       24.00      24.00
      low                   16.67     17.67       21.33      19.75

Cash dividend declared        .16       .17         .20        .20



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

                                    PART III
                                    --------

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
- -----------------------------------------------------------
Required information regarding directors is presented under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 18, 1996 prepared for the 1996 Annual Meeting of Shareholders and incorporated herein by reference.

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


ITEM 11. EXECUTIVE COMPENSATION
- -------------------------------
The information required by this Item appears under the caption "Compensation of Directors and Executive Officers - Executive Compensation" in the Corporation's Proxy Statement dated March 18, 1996 prepared for the 1996 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT
- -------------------------------------------------
The information required by this Item appears under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 18, 1996 prepared for the 1996 Annual Meeting of Shareholders which is incorporated herein by reference.


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