Form 10-Q
period 1996-03-31
WASHINGTON TRUST BANCORP INC
filed 1996-05-15
CIK 737468

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended                 March 31, 1996
                              ------------------------------------------
                                              or
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
                                                  [ X ] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of April 22, 1996.

            Class                          Outstanding at April 22, 1996
  ------------------------------           --------------------------
  Common stock, $.0625 par value                2,887,937 Shares

                                                    Page 1

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 1996


                                    CONTENTS
                                    --------


                                                                       Page No.
PART I.  ITEM 1. Financial Information                                 --------
- --------------------------------------

   Consolidated Balance Sheets
      March 31, 1996 and December 31, 1995                                 3

   Consolidated Statements of Income
      Three Months Ended March 31, 1996 and 1995                           4

   Consolidated Statements of Changes in Shareholders' Equity
      Three Months Ended March 31, 1996 and 1995                           5

   Consolidated Statements of Cash Flows
      Three Months Ended March 31, 1996 and 1995                           6

   Condensed Notes to Consolidated Financial Statements                    7


PART I.  ITEM 2.
- ----------------
   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           11


PART II.  Other Information                                               18
- ---------------------------


Signatures                                                                19
- ----------

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                    March 31,           December 31,
ASSETS                                                                1996                  1995
- ------                                                             ----------            ----------
Cash and due from banks                                         $  12,540,210         $  15,051,777
Federal funds sold                                                  1,782,796            13,598,869
Mortgage loans held for sale                                          565,318               456,152
Securities available for sale, at fair value;
   cost $82,674,883 and $78,249,075 at March 31,
   1996 and December 31, 1995, respectively                        89,490,352            85,552,335
Securities held to maturity, at cost; fair value
   $29,980,524 and $29,432,819 at March 31,
   1996 and December 31, 1995, respectively                        29,799,185            28,872,991
Federal Home Loan Bank stock, at cost                               2,995,000             2,995,000

Loans                                                             391,367,078           386,458,892
Less allowance for loan losses                                      7,932,099             7,784,516
                                                                  -----------           -----------
  Net loans                                                       383,434,979           378,674,376

Premises and equipment, net                                        14,869,164            14,646,157
Accrued interest receivable                                         4,044,816             3,539,305
Other real estate owned, net                                        1,464,833             1,705,147
Other assets                                                        2,659,655             2,567,195
                                                                  -----------           -----------
  Total assets                                                  $ 543,646,308         $ 547,659,304
                                                                  ===========           ===========

LIABILITIES

Demand deposits                                                 $  50,800,249         $  59,470,321
Savings deposits                                                  174,194,466           177,891,247
Time deposits                                                     231,881,717           230,492,444
                                                                  -----------           -----------
  Total deposits                                                  456,876,432           467,854,012

Dividends payable                                                     749,685               686,189
Federal Home Loan Bank advances                                    25,940,389            20,951,266
Accrued expenses and other liabilities                              5,612,505             5,231,339
                                                                  -----------           -----------
  Total liabilities                                               489,179,011           494,722,806
                                                                  -----------           -----------
SHAREHOLDERS' EQUITY

Common stock of $.0625 par value; authorized
   10,000,000 shares; issued 2,881,062 shares in
   1996 and 2,880,000 shares in 1995                                  180,066               180,000
Paid-in capital                                                     3,247,734             3,010,795
Retained earnings                                                  46,950,214            45,690,676
Unrealized gain on securities available for sale, net of tax        4,089,283             4,381,958
Treasury stock, at cost; 27,130 shares at
   December 31, 1995                                                       --              (326,931)
                                                                  -----------           -----------
  Total shareholders' equity                                       54,467,297            52,936,498
                                                                  -----------           -----------
  Total liabilities and shareholders' equity                    $ 543,646,308         $ 547,659,304
                                                                  ===========           ===========


See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME


Three months ended March 31,                                  1996         1995
- ----------------------------                               ----------    ----------
Interest income:
  Interest and fees on loans                              $ 8,836,844  $  8,737,731
  Income from securities:
     Interest                                               1,489,748     1,114,785
     Dividends                                                367,152       190,601
  Federal funds sold                                           84,772       101,283
                                                           ----------    ----------
  Total interest income                                    10,778,516    10,144,400
                                                           ----------    ----------
Interest expense:
  Savings deposits                                            967,362       994,100
  Time deposits                                             3,077,333     2,498,335
  Other                                                       342,867       408,691
                                                           ----------    ----------
  Total interest expense                                    4,387,562     3,901,126
                                                           ----------    ----------
Net interest income                                         6,390,954     6,243,274
Provision for loan losses                                     300,000       150,000
                                                           ----------    ----------
Net interest income after provision for loan losses         6,090,954     6,093,274
                                                           ----------    ----------
Noninterest income:
  Trust income                                                875,987       777,823
  Service charges on deposit accounts                         492,837       470,287
  Merchant processing fees                                     94,338        76,529
  Gains on sales of securities                                197,590            --
  Gains on loan sales                                          28,995        21,989
  Other income                                                208,123       254,446
                                                           ----------    ----------
  Total noninterest income                                  1,897,870     1,601,074
                                                           ----------    ----------
Noninterest expense:
  Salaries and employee benefits                            2,704,354     2,590,921
  Net occupancy                                               328,225       301,097
  Equipment                                                   364,767       309,445
  Deposit taxes and assessments                                65,180       308,117
  Foreclosed property costs, net                              118,604        53,328
  Office supplies                                             141,661       129,603
  Advertising and promotion                                    65,427       109,546
  Credit and collection                                        96,556       122,443
  Other                                                       964,827       919,218
                                                           ----------    ----------
  Total noninterest expense                                 4,849,601     4,843,718
                                                           ----------    ----------
Income before income taxes                                  3,139,223     2,850,630
Applicable income taxes                                     1,130,000     1,012,000
                                                           ----------    ----------
  Net income                                              $ 2,009,223  $  1,838,630
                                                           ==========    ==========

Weighted average shares outstanding - primary               2,962,654     2,876,668
Weighted average shares outstanding - fully diluted         2,964,755     2,879,382
Earnings per share - primary                                    $ .68         $ .64
Earnings per share - fully diluted                              $ .68         $ .64
Cash dividends declared per share                               $ .26         $ .22

See accompanying notes to consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity




Three months ended March 31,                              1996           1995
- ---------------------------------------------------------------------------------
Common Stock

Balance at beginning of year                          $   180,000    $   180,000
  Issuance of common stock for stock option plans              66             --
- ---------------------------------------------------------------------------------
Balance at end of period                                  180,066        180,000
- ---------------------------------------------------------------------------------

Paid-in Capital

Balance at beginning of year                            3,010,795      2,869,135
  Issuance of common stock for dividend
   reinvestment and stock option plans                    236,939          4,870
- ---------------------------------------------------------------------------------
Balance at end of period                                3,247,734      2,874,005
- ---------------------------------------------------------------------------------

Retained Earnings

Balance at beginning of year                           45,690,676     40,613,979
  Net income                                            2,009,223      1,838,630
  Cash dividends declared                                (749,685)      (621,514)
- ---------------------------------------------------------------------------------
Balance at end of period                               46,950,214     41,831,095
- ---------------------------------------------------------------------------------

Unrealized Gain on Securities Available for Sale

Balance at beginning of year                            4,381,958      2,801,490
  Change in unrealized gain on securities
    available for sale, net of tax                       (292,675)       583,860
- ---------------------------------------------------------------------------------
Balance at end of period                                4,089,283      3,385,350
- ---------------------------------------------------------------------------------

Treasury Stock

Balance at beginning of year                             (326,931)      (681,620)
  Issuance of common stock for dividend
   reinvestment and stock option plans                    326,931         19,456
- ---------------------------------------------------------------------------------
Balance at end of period                                       --       (662,164)
- ---------------------------------------------------------------------------------

Total Shareholders' Equity                            $54,467,297    $47,608,286
=================================================================================


See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Three months ended
                                                                  March 31,
                                                          -------------------------
                                                             1996           1995
                                                          ----------     ----------
Cash flows from operating activities:
  Net income                                            $  2,009,223    $ 1,838,630
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses                                300,000        150,000
    Provision for valuation of other real estate owned       126,284          7,712
    Depreciation of premises and equipment                   348,790        325,000
    Amortization of net deferred loan fees and costs         (28,147)      (196,421)
    Gains on sales of securities available for sale         (197,590)            --
    Losses (gains) on sales of other real estate owned       (57,608)         1,914
    Gains on loan sales                                      (28,995)       (21,989)
    Proceeds from sales of loans                           2,871,551      1,949,853
    Loans originated for sale                             (2,973,721)    (2,054,467)
    Increase in accrued interest receivable                 (505,511)      (329,176)
    Increase in other assets                                 (70,460)      (449,838)
    Increase in accrued expenses and
      other liabilities                                      576,283      1,140,419
    Other, net                                                80,183         22,322
                                                          ----------     ----------
   Net cash provided by operating activities               2,450,282      2,383,959
                                                          ----------     ----------

Cash flows from investing activities:
  Securities available for sale:
    Purchases                                             (8,208,788)       (88,200)
    Proceeds from sales of equity securities               1,651,020             --
    Maturities                                             2,270,005      3,000,000
  Investment securities:
    Purchases                                             (2,518,049)            --
    Maturities and principal repayments                    1,574,588        701,730
  Loan originations in excess of principal
    collected on loans                                    (5,260,866)    (2,304,086)
  Proceeds from sales and other reductions
    of other real estate owned                               401,978          1,905
  Purchases of premises and equipment                       (577,100)      (348,393)
                                                          ----------     ----------
   Net cash provided by (used in) investing activities   (10,667,212)       962,956
                                                          ----------     ----------

Cash flows from financing activities:
  Net increase (decrease) in deposits                    (10,977,580)     2,160,558
  Proceeds from Federal Home Loan Bank advances            9,000,000     12,564,839
  Repayment of Federal Home Loan Bank advances            (4,010,877)   (14,010,475)
  Proceeds from issuance of commmon stock                    563,936         24,326
  Cash dividends paid                                       (686,189)      (564,686)
                                                          ----------     ----------
   Net cash provided by (used in) financing activities    (6,110,710)       174,562
                                                          ----------     ----------

   Net increase (decrease) in cash and cash equivalents  (14,327,640)     3,521,477
   Cash and cash equivalents at beginning of period       28,650,646     18,404,910
                                                          ----------     ----------
   Cash and cash equivalents at end of period           $ 14,323,006    $21,926,387
                                                          ==========     ==========

Noncash Investing Activities:
   Transfers from loans to other real estate owned      $    323,047    $    88,428
   Loans charged off                                         325,363        807,274
   Loans made to facilitate the sale of OREO                  81,000         90,250
   Change in unrealized gain on securities
    available for sale, net of tax                          (292,675)       583,860
Supplemental Disclosures:
   Interest payments                                    $  1,870,828    $ 1,859,443
   Income tax payments                                        58,250        117,250


See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1996 AND 1995


(1) BASIS OF PRESENTATION
- -------------------------
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of March 31, 1996 and December 31, 1995 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of Washington Trust Bancorp, Inc. presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended
December 31, 1995, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1995.


(2) SECURITIES AVAILABLE FOR SALE
- ---------------------------------
Securities available for sale are those which the Corporation intends to use as part of its asset/liability strategy or that may be sold as a result of changes in market conditions, changes in prepayment risk, rate fluctuations, liquidity or capital requirements.

Securities available for sale are summarized as follows:

                                       Amortized   Unrealized  Unrealized     Fair
 March 31, 1996                           Cost       Gains       Losses       Value
 --------------                        ----------  ----------  ----------   -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government-sponsored agencies     $36,339,971     337,545     (94,079)  $36,583,437
  Mortgage-backed securities           28,701,783      24,762    (343,618)   28,382,927
  Corporate stocks                     17,633,129   6,959,362     (68,503)   24,523,988
                                      -----------  ----------   ---------    ----------
                                      $82,674,883   7,321,669    (506,200)  $89,490,352
                                      ===========  ==========   =========   ===========

                                       Amortized   Unrealized   Unrealized     Fair
 December 31, 1995                        Cost       Gains        Losses       Value
 -----------------                     ----------  ----------   ---------   -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government-sponsored agencies     $37,346,696     549,035     (18,203)  $37,877,528
  Mortgage-backed securities           30,024,608     189,634    (187,345)   30,026,897
  Corporate stocks                     10,877,771   6,783,369     (13,230)   17,647,910
                                      -----------  ----------   ---------    ----------
                                      $78,249,075   7,522,038    (218,778)  $85,552,335
                                      ===========  ==========   =========   ===========

Included in corporate stocks at March 31, 1996 and December 31, 1995 were $7.0 million of auction rate preferred stocks. These are preferred stock instruments whose dividend rate is reset by auction every 49 days to a market rate which results in a market value of par.

U.S. Treasury obligations with a carrying value of $4,519,326 and $4,519,878 were pledged to secure public deposits and for other purposes at March 31, 1996 and December 31, 1995, respectively.

For the three months ended March 31, 1996, proceeds from sales of corporate stocks amounted to $1,651,020. Realized gains and losses on these sales were $212,594 and $15,004, respectively. Realized gains and losses from sales of corporate stocks were determined using the average cost method.


(3) SECURITIES HELD TO MATURITY
- -------------------------------
Those debt securities that the Corporation has the ability and intent to hold until maturity are classified as securities held to maturity. Debt securities held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount.

The amortized cost and market values of securities held to maturity are summarized as follows:

                                       Amortized   Unrealized  Unrealized     Fair
 March 31, 1996                           Cost        Gains      Losses       Value
 --------------                        ----------  ----------  ----------  -----------
  Mortgage-backed securities          $13,739,885     202,829          --  $13,942,714
  States and political subdivisions    16,059,300      43,771     (65,261)  16,037,810
                                      -----------  ----------   ---------  -----------
                                      $29,799,185     246,600     (65,261) $29,980,524
                                      ===========  ==========   =========  ===========

                                       Amortized   Unrealized  Unrealized     Fair
 December 31, 1995                        Cost       Gains       Losses       Value
 -----------------                     ----------  ----------  ----------  -----------
  Mortgage-backed securities          $13,947,011     497,755          --  $14,444,766
  States and political subdivisions    14,925,980      77,329     (15,256)  14,988,053
                                      -----------  ----------   ---------  -----------
                                      $28,872,991     575,084     (15,256) $29,432,819
                                      ===========  ==========   =========  ===========


There were no sales or transfers of securities held to maturity during the three months ended March 31, 1996.

(4) LOAN PORTFOLIO
- ------------------
The following is a summary of loans:

                                             March 31,   December 31,
                                                1996          1995
                                            -----------   -----------
    Residential real estate:
      Mortgages                            $167,587,592  $167,510,929
      Homeowner construction                  4,031,274     3,071,177
                                            -----------   -----------
    Total residential real estate           171,618,866   170,582,106
                                            -----------   -----------
    Commercial:
      Mortgages                              62,312,431    58,837,483
      Construction and development            5,443,210     5,968,404
      Other                                  96,508,199    96,830,889
                                            -----------   -----------
    Total commercial                        164,263,840   161,636,776
                                            -----------   -----------
    Installment                              55,484,372    54,240,010
                                            -----------   -----------
                                           $391,367,078  $386,458,892
                                            ===========   ===========

(5) ALLOWANCE FOR LOAN LOSSES
- -----------------------------
The following is an analysis of the allowance for loan losses:

                                              Three months ended
                                                  March 31,
                                            ---------------------
                                               1996        1995
                                            ---------   ---------
  Balance at beginning of period           $7,784,516  $9,327,942
  Provision charged to expense                300,000     150,000
  Recoveries                                  172,946      71,557
  Loans charged off                          (325,363)   (807,274)
                                            ---------   ---------
  Balance at end of period                 $7,932,099  $8,742,225
                                            =========   =========



(6) MORTGAGE SERVICING RIGHTS
- -----------------------------
Effective January 1, 1996, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 122, "Accounting for Mortgage Servicing Rights". This pronouncement requires that the rights to service mortgage loans for others be recognized as an asset, including rights acquired through both purchases and originations. The total cost of the mortgage loan is allocated between the mortgage servicing rights and the loan without the mortgage servicing rights based on their relative fair values. Capitalized mortgage servicing rights are amortized over the period of estimated net servicing income and are periodically evaluated for impairment based on their fair value. In order to estimate fair value, the Corporation utilizes a valuation model that calculates the present value of expected cash flows. This model incorporates assumptions for discount rate, prepayment speed and servicing cost. The fair value of capitalized mortgage servicing rights resulting from loan sales during the three months ended March 31, 1996 amounted to approximately $22,000.


(7) ACCOUNTING FOR STOCK-BASED COMPENSATION
- -------------------------------------------
As of January 1, 1996, the Corporation adopted SFAS No. 123, "Accounting for Stock-Based Compensation". The statement establishes financial accounting and reporting standards for stock-based compensation plans. SFAS No. 123 encourages, but does not require, a fair value based method of accounting for stock-based compensation plans. The statement allows an entity to continue to measure compensation cost for those plans using the intrinsic value based method prescribed by APB Opinion No. 25. For those entities electing to use the intrinsic value based method, SFAS No. 123 requires pro forma disclosures of net income and earnings per share computed as if the fair value based method had been applied. The Corporation continues to account for stock-based compensation costs under APB Opinion No. 25, and will provide the additional required disclosures relating to 1995 and 1996 stock options in its 1996 Annual Report to Shareholders.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Results of Operations - Quarters Ended March 31, 1996 and 1995
- --------------------------------------------------------------
Net income for the three months ended March 31, 1996 amounted to $2,009,223, up 9.3% over the $1,838,630 of net income recorded in the first quarter of 1995. Earnings per share for the quarter ended March 31, 1996 amounted to $.68, up 6.3% over the $.64 per share earned in the comparable 1995 period.

Net interest income for the three months ended March 31, 1996 increased approximately $148,000, or 2.4%, over the prior year quarter. This increase was primarily attributable to higher dividend and interest income from securities, which was partially offset by an increase in interest paid on time deposits. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses amounted to $300,000 for the first quarter of 1996, up from $150,000 for the first quarter of 1995.

Total noninterest income for the three months ended March 31, 1996 amounted to $1.9 million, up from $1.6 million for the same 1995 period. The 1996 amount includes gains on sales of securities of $197,590. There were no sales of securities in the first quarter of 1995. Noninterest income excluding securities gains and gains on loan sales rose 5.8% over the prior year quarter primarily due to higher trust income.

Total noninterest expense for the quarter ended March 31, 1996 amounted to $4.9 million, essentially unchanged from the 1995 amount. Federal Deposit Insurance Corporation premiums were reduced by approximately $246,000 from the 1995 amount due to a reduction in rates paid by banks for deposit insurance premiums. This savings was offset by increases in salaries and benefits, foreclosed property costs and equipment expense. Salaries and benefits were up due to increased staffing levels and normal salary adjustments. Foreclosed property costs rose due to increased provisions for valuation of other real estate owned, while equipment costs were higher due to depreciation expense associated with purchases that occurred in 1995 and in the first quarter of 1996. Advertising and promotion costs were down 40.3% in the 1996 quarter compared to the 1995 quarter, due to the timing of certain promotional events.



    Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis (FTE)
   ---------------------------------------------------------------------------
   The following table presents average balance and interest rate information.  Tax exempt income is converted to a FTE basis by assuming the applicable federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit.  For dividends on corporate stocks, the 70%
   federal dividends received deduction is also used in the calculation of tax equivalency.  Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the
   Consolidated Statements of Income), are included in amounts presented for loans.

   Three months ended March 31,                              1996                            1995
   ---------------------------------------------------------------------------------------------------------
                                                   Average           Yield/         Average           Yield/
   (Dollars in thousands)                          Balance Interest   Rate          Balance Interest   Rate
   ---------------------------------------------------------------------------------------------------------
   Interest-earning assets:
     Residential real estate                      $170,825   3,531    8.27%        $178,265   3,686    8.27%
     Commercial and other                          162,973   3,999    9.82%         171,209   3,968    9.27%
     Installment loans                              54,638   1,327    9.71%          45,154   1,107    9.80%
   ---------------------------------------------------------------------------------------------------------
       Total loans                                 388,436   8,857    9.12%         394,628   8,761    8.88%
     Federal funds sold                              6,319      85    5.37%           7,081     101    5.72%
     Taxable securities                             95,538   1,872    7.84%          72,341   1,296    7.17%
     Nontaxable securities                          15,128     248    6.56%          10,170     171    6.74%
   ---------------------------------------------------------------------------------------------------------
   Total interest-earning assets                   505,421  11,062    8.75%         484,220  10,329    8.53%
   Non interest-earning assets                      35,763                           32,498
   ---------------------------------------------------------------------------------------------------------
     Total assets                                 $541,184                         $516,718
   =========================================================================================================
   Interest-bearing liabilities:
     Savings deposits                             $175,671     968    2.20%        $181,912     994    2.19%
     Time deposits                                 230,412   3,077    5.34%         207,525   2,498    4.82%
     FHLB advances                                  22,032     335    6.08%          26,319     399    6.06%
     Other                                             597       8    5.35%             674      10    5.83%
   ---------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities              428,712   4,388    4.09%         416,430   3,901    3.75%
   Non interest-bearing liabilities                 58,325                           53,130
   ---------------------------------------------------------------------------------------------------------
     Total liabilities                             487,037                          469,560
     Total shareholders' equity                     54,147                           47,158
   ---------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity   $541,184                         $516,718
   =========================================================================================================
     Net interest income / interest rate spread            $ 6,674    4.66%                 $ 6,428    4.78%
   =========================================================================================================
     Net interest margin                                              5.28%                            5.31%
   =========================================================================================================

   Interest income amounts presented in the table above include the following adjustments for taxable equivalency
   (in thousands):
                                                 March 31, 1996                    March 31, 1995
                                                 --------------                    --------------
     Commercial and other loans                       $ 20                             $ 23
     Nontaxable debt securities                        137                              114
     Corporate stocks                                  126                               49


Net Interest Income
- -------------------
(The accompanying schedule on page 12 should be read in conjunction with this discussion.)

FTE net interest income for the first quarter of 1996 amounted to $6.7 million, up by approximately $246,000, or 3.8%, over the prior year quarter. The growth in interest-earning assets, as well as an increase in the overall rate earned on those assets, were responsible for the improvement in net interest income. The interest rate spread and the net interest margin amounted to 4.66% and 5.28%, respectively. Comparable amounts for the 1995 quarter were 4.78% and 5.31%, respectively. The decreases in the interest rate spread and net interest margin were due primarily to growth in average time deposits and the higher rate paid on those deposits.

Average interest-earning assets amounted to $505.4 million for the first quarter of 1996, an increase of $21.2 million, or 4.4%, over the comparable 1995 amount. The FTE rate of return on interest-earning assets was 8.75% for the three months ended March 31, 1996, up from 8.53% for the same 1995 period. While average total loans decreased by $6.2 million, average securities increased by $28.2 million or 34.1%. During 1995, excess liquidity resulting from deposit growth and relatively soft loan demand was invested in various categories of securities.

The overall yield on average total loans amounted to 9.12% for the three months ended March 31, 1996, up from 8.88% in the comparable 1995 period. Contributing to this improvement was the increase in the yield on commercial loans which rose 55 basis points to 9.82%. Most commercial loans reprice periodically based upon the prime rate. Although the prime rate in effect at March 31, 1996 was 8.25% versus 9.0% a year earlier, many periodically repricing loans have not yet repriced downward by the full 75 basis point change in prime.

The FTE yield on taxable securities rose by 67 basis points over the prior year quarter to 7.84% for the first quarter of 1996 as a result of both increases in average balances and increases in yields. The composition of taxable and nontaxable securities has changed from the prior year, as well as from December 31, 1995. Maturing U.S. Treasury obligations, short-term investments and liquidity generated from deposit growth were reallocated to mortgage-backed securities, auction rate preferred stock instruments and to state and municipal obligations. Included in taxable securities were average mortgage-backed securities of $43.4 million, up from an average of $21.5 million during the first quarter of 1995 and $29.7 million during the fourth quarter of 1995. (See notes 2 and 3 to the Consolidated Financial Statements for more information on the composition of securities.)

The overall cost of funds on interest-bearing liabilities rose to 4.09% for the three months ended March 31, 1996, up from 3.75% for the comparable 1995 period. This increase is due to the average rate paid on time deposits, which increased in each quarter of 1995 as funds were shifted from lower-cost savings accounts to time deposits and maturing time deposits were renewed at higher rates.
This trend, however, has leveled off in the first quarter of 1996. The rate paid on time deposits was 5.34% for the first quarter of 1996, up from 4.82% for the first quarter of 1995 but down from 5.46% for the fourth quarter of 1995. The average rate paid on savings deposits was substantially unchanged from the prior year quarter. Total average deposits grew by $16.6 million from the first quarter of 1995 to the first quarter of 1996, while average savings deposits declined by $6.2 million over the same period.

Average Federal Home Loan Bank (FHLB) advances for the first quarter of 1996 amounted to $22.0 million, down from $26.3 million for the same 1995 period, but up from $17.0 million from the fourth quarter of 1995. The average rate paid on FHLB advances remained relatively unchanged from the prior year rate.


Financial Condition and Liquidity
- ---------------------------------
Total assets amounted to $543.6 million at March 31, 1996, a decrease of $4.0 million from the December 31, 1995 amount of $547.7 million. Average assets totalled $541.2 million for the three months ended March 31, 1996, up 4.7% over the comparable 1995 period.

Securities Available for Sale - The amortized cost of securities available for sale at March 31, 1996 amounted to $82.7 million, up $4.4 million from the year-end 1995 amount due to purchases of corporate stocks. The net unrealized gain on securities available for sale decreased in the first quarter of 1996 by approximately $488,000. This decline is attributable to the decline in the market value of U.S. Treasury obligations, obligations of U.S. government-sponsored agencies and mortgage-backed securities resulting from the rise in medium-term and long-term Treasury rates that has occurred during the first quarter of 1996.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $29.8 million at March 31, 1996, up from $28.9 million at December 31, 1995. The net unrealized gain on investment securities amounted to approximately $181,000 at March 31, 1996, compared to $560,000 at December 31, 1995, representing a reduction of $379,000 during this three-month period. This decline was attributable to the rise in medium-term and long-term Treasury rates occurring in the first quarter of 1996.

Loans - Total loans amounted to $391.4 million at March 31, 1996, an increase of 1.3% from the December 31, 1995 balance of $386.5 million. Residential real estate loans, commercial mortgages and installment loans exhibited increases over the year-end 1995 amount. The largest increase was in the commercial mortgage category and was attributable to several large loans originated in the first quarter of 1996.

Deposits and Other Borrowings - Total deposits amounted to $456.9 million at March 31, 1996, down 2.3% from $467.9 million at December 31, 1995 due to normal seasonal deposit outflow. While demand and savings deposits decreased by 14.6% and 2.1%, respectively from December 31, 1995 balances, time deposits grew slightly during the first quarter of 1996 due to retail time deposit promotional programs.

The Corporation utilizes Federal Home Loan Bank (FHLB) advances as a funding source. FHLB advances amounted to $25.9 million at March 31, 1996, up by $5.0 million from the December 31, 1995 amount. The additional advances were used to supplement decreased liquidity created by the seasonal deposit outflow. There were no other short-term borrowings outstanding at March 31, 1996.

For the three months ended March 31, 1996, net cash provided by operations amounted to $2.5 million, the majority of which was generated by net income. Proceeds from sales of loans in the first quarter of 1996 amounted to $2.9 million, while loans originated for sale amounted to $3.0 million.
Net cash used in investing activities amounted to $10.7 million and was primarily used to purchase securities available for sale and for loan originations. The funding for cash used in investing activities was generated by utilizing cash and cash equivalents and by a net increase in FHLB advances of $5.0 million. These funds were also used to fund a net reduction in deposits of $11.0 million. (See Consolidated Statements of Cash Flows for additional information.)


Asset Quality
- -------------
Nonperforming assets are summarized in the following table:

(Dollars in thousands)                          03/31/96       12/31/95
                                                --------       --------
Nonaccrual loans 90 days or more past due        $ 5,418        $ 4,616
Nonaccrual loans less than 90 days past due        3,169          3,958
                                                 -------       --------
Total nonperforming loans                          8,587          8,574
                                                 -------       --------
Other real estate owned:
  Properties acquired through foreclosure          1,804          2,115
  Valuation allowance                               (339)          (410)
                                                 -------       --------
Total other real estate owned                      1,465          1,705
                                                 -------       --------
Total nonperforming assets                       $10,052        $10,279
                                                 =======       ========
Nonaccrual loans as a % of total loans               2.2%           2.2%
Nonperforming assets as a % of total assets          1.8%           1.9%
Allowance for loan losses to nonaccrual loans       92.4%          90.8%


Not included in the analysis of nonperforming assets at March 31, 1996 and December 31, 1995 above are approximately $622,000 and $257,000, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

The following is an analysis of nonperforming loans by loan category:

   (In thousands)                               03/31/96       12/31/95
                                                --------       --------
   Residential mortgages                          $2,509         $2,280
   Commercial:
     Mortgages                                     2,917          2,798
     Construction and development                    280            280
     Other (1)                                     2,476          2,779
   Installment                                       405            437
                                                 -------        -------
   Total nonperforming loans                      $8,587         $8,574
                                                 =======        =======

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.


Impaired loans consist of all nonaccrual commercial loans. At March 31, 1996, the recorded investment in impaired loans was $5,673,000, including $3,495,000 which had a related allowance amounting to $870,000. At December 31, 1995, the recorded investment in impaired loans was $5,855,000, including $4,854,000 which had a related allowance amounting to $953,000. The balance of impaired loans which did not require an allowance at March 31, 1996 and December 31, 1995 was $2,178,000 and $1,001,000, respectively. During the three months ended March 31, 1996, the average recorded investment in impaired loans was $5,939,000.
Also during this period, interest income recognized on impaired loans amounted to approximately $41,000. Interest income on impaired loans is recognized on a cash basis only.

The balance of other real estate owned is comprised of the following types of properties (in thousands):

                                                03/31/96       12/31/95
                                                --------       --------
  Commercial real estate                          $  465         $  671
  Residential real estate                            644            707
  Construction and development                        --             --
  Land and other                                     695            737
                                                  ------         ------
                                                   1,804          2,115
  Valuation allowance                               (339)          (410)
                                                  ------         ------
  Total other real estate owned                   $1,465         $1,705
                                                  ======         ======

An analysis of the activity relating to other real estate owned for the three months ended March 31, 1996 follows (in thousands):


Balance at beginning of year                     $ 2,115
Transfers from loans, net                            323
Sales and other reductions                          (636)
Other                                                  2
                                                 -------
                                                   1,804
Valuation allowance                                 (339)
                                                 -------
Balance at end of period                         $ 1,465
                                                 =======


The following is an analysis of the OREO valuation allowance for the three months ended March 31, 1996 (in thousands):


Balance at beginning of period                    $ 410
Provision charged to expense                        126
Sales and other reductions                         (197)
                                                  -----
Balance at end of period                          $ 339
                                                  =====


Capital Resources
- -----------------
Total equity capital amounted to $54.5 million, or 10.0% of total assets at March 31, 1996. This compares to $52.9 million, or 9.7% at December 31, 1995. Total equity increased by $1.5 million from December 31, 1995, $1.3 million of which is attributable to earnings retention.

The Corporation's total risk-adjusted capital ratio amounted to 15.56% at March 31, 1996. Banks are required to maintain a minimum capital to risk-adjusted asset ratio of 8%. The Corporation's leverage ratio amounted to 9.43% at March 31, 1996, well above the regulatory requirement of 3% for banking organizations with strong earnings, liquidity and asset quality who do not anticipate significant growth and who have well-diversified risk.

Dividends payable at March 31, 1996 amounted to $749,685, representing $.26 per share payable on April 15, 1996, an increase of 8.3% over the $.24 per share paid in the fourth quarter of 1995.

The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.



                                  PART II
                             OTHER INFORMATION
                             -----------------

Item 1.    Legal Proceedings
- ------     -----------------
           None

Item 2.    Changes in Securities
- ------     ---------------------
           None

Item 3.    Defaults upon Senior Securities
- ------     -------------------------------
           None

Item 4.    Submission of Matters to a Vote of Security Holders
- ------     ---------------------------------------------------
           None

Item 5.    Other Information
- ------     -----------------
           None

Item 6.    Exhibits and Reports on Form 8-K
- ------     --------------------------------
           (a) Exhibit index

               Exhibit No.
               ----------
                   10        Material Contracts - Consulting Agreement with
                               Executive Officer of the Registrant

           (b) The following report on Form 8-K was filed during the quarter ended March 31, 1996:

               On January 4, 1996 a Form 8-K was filed which reported the appointment of John C. Warren as President and Chief Operating Officer of the Corporation and its subsidiary, The Washington Trust Company (the "Bank"), effective January 16, 1996. The Form 8-K also reported that Mr. Warren was to become a member of the Board of Directors of the Bank and Joseph J. Kirby, the then-current President of the Corporation, had been appointed as Chairman of the Board and Chief Executive Officer of the Corporation and the Bank.





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


                                     WASHINGTON TRUST BANCORP, INC.
                                     ------------------------------
                                              (Registrant)



May 14, 1996                   By:  Joseph J. Kirby
                                    --------------------------------
                                    Joseph J. Kirby
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)






May 14, 1996                    By:  David V. Devault
                                   --------------------------------
                                    David V. Devault
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)