Form 10-Q
period 1996-06-30
WASHINGTON TRUST BANCORP INC
filed 1996-08-14
CIK 737468

FORM 10-Q

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D. C. 20549




[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934
For the quarterly period ended                 June 30, 1996
                              ------------------------------------------
                                              or
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
                                                  [ X ] Yes   [  ] No

Indicate the number of shares outstanding of each of the issuer's class of common stock, as of the close of August 8, 1996.

            Class                          Outstanding at August 8, 1996
  ------------------------------           --------------------------
  Common stock, $.0625 par value                2,896,627 Shares

                                       Page 1

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996


                                    CONTENTS
                                    --------


                                                                       Page No.
PART I.  ITEM 1. Financial Information                                 --------
- --------------------------------------

   Consolidated Balance Sheets
      June 30, 1996 and December 31, 1995                                  3

   Consolidated Statements of Income
      Three Months and Six Months Ended June 30, 1996 and 1995             4

   Consolidated Statements of Changes in Shareholders' Equity
      Six Months Ended June 30, 1996 and 1995                              5

   Consolidated Statements of Cash Flows
      Six Months Ended June 30, 1996 and 1995                              6

   Condensed Notes to Consolidated Financial Statements                    7


PART I.  ITEM 2.
- ----------------
   Management's Discussion and Analysis of Financial Condition
      and Results of Operations                                           10


PART II.  Other Information                                               18
- ---------------------------


Signatures                                                                19
- ----------

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                    June 30,            December 31,
ASSETS                                                                1996                  1995
- ------                                                            -----------          ------------
Cash and due from banks                                         $  17,040,605         $  15,051,777
Federal funds sold                                                  1,953,325            13,598,869
Mortgage loans held for sale                                          441,224               456,152
Securities available for sale, at fair value;
   cost $93,671,935 and $78,249,075 at June 30, 1996
   and December 31, 1995, respectively                            100,241,341            85,552,335
Securities held to maturity, at cost; fair value
   $29,487,598 and $29,432,819 at June 30, 1996
   and December 31, 1995, respectively                             29,532,410            28,872,991
Federal Home Loan Bank stock, at cost                               2,995,000             2,995,000

Loans                                                             399,535,525           386,458,892
Less allowance for loan losses                                      8,150,002             7,784,516
                                                                  -----------           -----------
  Net loans                                                       391,385,523           378,674,376

Premises and equipment, net                                        15,060,333            14,646,157
Accrued interest receivable                                         3,977,633             3,539,305
Other real estate owned, net                                        1,360,388             1,705,147
Other assets                                                        2,650,023             2,567,195
                                                                  -----------           -----------
  Total assets                                                  $ 566,637,805         $ 547,659,304
                                                                  ===========           ===========

LIABILITIES

Demand deposits                                                 $  63,935,328         $  59,470,321
Savings deposits                                                  172,281,152           177,891,247
Time deposits                                                     234,040,042           230,492,444
                                                                  -----------           -----------
  Total deposits                                                  470,256,522           467,854,012

Dividends payable                                                     753,750               686,189
Federal Home Loan Bank advances                                    35,391,493            20,951,266
Accrued expenses and other liabilities                              4,395,848             5,231,339
                                                                  -----------           -----------
  Total liabilities                                               510,797,613           494,722,806
                                                                  -----------           -----------
SHAREHOLDERS' EQUITY

Common stock of $.0625 par value; authorized
   10,000,000 shares; issued 2,899,699 shares in
   1996 and 2,880,000 shares in 1995                                  181,231               180,000
Paid-in capital                                                     3,494,101             3,010,795
Retained earnings                                                  48,223,213            45,690,676
Unrealized gain on securities available for sale, net of tax        3,941,647             4,381,958
Treasury stock, at cost; 27,130 shares at
   December 31, 1995                                                       --              (326,931)
                                                                  -----------           -----------
  Total shareholders' equity                                       55,840,192            52,936,498
                                                                  -----------           -----------
  Total liabilities and shareholders' equity                    $ 566,637,805         $ 547,659,304
                                                                  ===========           ===========


See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                              1996         1995              1996         1995
                                                           ----------   -----------       ----------   ----------
Interest income:
  Interest and fees on loans                              $ 8,977,336  $  8,936,551      $17,814,180  $17,674,282
  Income from securities:
     Interest                                               1,531,720     1,111,653        3,021,468    2,226,438
     Dividends                                                335,691       193,513          702,843      384,114
  Federal funds sold                                           55,308       192,671          140,080      293,954
                                                           ----------    ----------       ----------   ----------
  Total interest income                                    10,900,055    10,434,388       21,678,571   20,578,788
                                                           ----------    ----------       ----------   ----------
Interest expense:
  Savings deposits                                            947,991       961,300        1,915,353    1,955,400
  Time deposits                                             3,099,747     2,994,511        6,177,080    5,492,846
  Other                                                       507,596       341,584          850,463      750,275
                                                           ----------    ----------       ----------   ----------
  Total interest expense                                    4,555,334     4,297,395        8,942,896    8,198,521
                                                           ----------    ----------       ----------   ----------
Net interest income                                         6,344,721     6,136,993       12,735,675   12,380,267
Provision for loan losses                                     300,000       300,000          600,000      450,000
                                                           ----------    ----------       ----------   ----------
Net interest income after provision for loan losses         6,044,721     5,836,993       12,135,675   11,930,267
                                                           ----------    ----------       ----------   ----------
Noninterest income:
  Trust income                                              1,016,433       847,232        1,892,420    1,625,055
  Service charges on deposit accounts                         553,990       486,278        1,046,827      956,565
  Merchant processing fees                                    143,635       115,089          237,973      191,618
  Gains (losses) on sales of securities                       (49,253)      169,210          148,337      169,210
  Gains on loan sales                                          46,046        26,086           75,041       48,075
  Other income                                                284,817       209,481          492,940      463,927
                                                           ----------    ----------       ----------   ----------
  Total noninterest income                                  1,995,668     1,853,376        3,893,538    3,454,450
                                                           ----------    ----------       ----------   ----------
Noninterest expense:
  Salaries and employee benefits                            2,777,604     2,569,163        5,481,958    5,160,084
  Net occupancy                                               306,815       277,289          635,040      578,386
  Equipment                                                   371,845       311,235          736,612      620,680
  Deposit taxes and assessments                                71,820       310,849          137,000      618,966
  Foreclosed property costs, net                               39,917       122,420          158,521      175,748
  Office supplies                                             101,928       145,327          243,589      274,930
  Advertising and promotion                                   153,127       160,781          218,554      270,327
  Credit and collection                                       117,257       124,917          213,813      247,360
  Other                                                     1,125,326       952,779        2,090,153    1,871,997
                                                           ----------    ----------       ----------   ----------
  Total noninterest expense                                 5,065,639     4,974,760        9,915,240    9,818,478
                                                           ----------    ----------       ----------   ----------
Income before income taxes                                  2,974,750     2,715,609        6,113,973    5,566,239
Applicable income taxes                                       948,000       965,000        2,078,000    1,977,000
                                                           ----------    ----------       ----------   ----------
  Net income                                              $ 2,026,750  $  1,750,609      $ 4,035,973  $ 3,589,239
                                                           ==========    ==========       ==========   ==========

Weighted average shares outstanding - primary               2,986,304     2,898,705        2,959,063    2,886,957
Weighted average shares outstanding - fully diluted         2,995,596     2,916,779        2,973,510    2,912,321
Earnings per share - primary                                    $ .68         $ .60            $1.36        $1.24
Earnings per share - fully diluted                              $ .68         $ .60            $1.36        $1.23
Cash dividends declared per share                               $ .26         $ .22            $ .52        $ .44

See accompanying notes to consolidated financial statements.

Washington Trust Bancorp, Inc. and Subsidiary
Consolidated Statements of Changes in Shareholders' Equity



Six months ended June 30,                                 1996           1995
- ---------------------------------------------------------------------------------
Common Stock

Balance at beginning of year                          $   180,000    $   180,000
  Issuance of common stock for stock option plan            1,231             --
- ---------------------------------------------------------------------------------
Balance at end of period                                  181,231        180,000
- ---------------------------------------------------------------------------------

Paid-in Capital

Balance at beginning of year                            3,010,795      2,869,135
  Issuance of common stock for dividend
   reinvestment and stock option plans                    483,306         16,711
- ---------------------------------------------------------------------------------
Balance at end of period                                3,494,101      2,885,846
- ---------------------------------------------------------------------------------

Retained Earnings

Balance at beginning of year                           45,690,676     40,613,979
  Net income                                            4,035,973      3,589,239
  Cash dividends declared                              (1,503,436)    (1,243,471)
- ---------------------------------------------------------------------------------
Balance at end of period                               48,223,213     42,959,747
- ---------------------------------------------------------------------------------

Unrealized Gain on Securities Available for Sale

Balance at beginning of year                            4,381,958      2,801,490
  Change in unrealized gain on securities
    available for sale, net of tax                       (440,311)     1,145,844
- ---------------------------------------------------------------------------------
Balance at end of period                                3,941,647      3,947,334
- ---------------------------------------------------------------------------------

Treasury Stock

Balance at beginning of year                             (326,931)      (681,620)
  Issuance of common stock for dividend
   reinvestment and stock option plans                    326,931         43,689
- ---------------------------------------------------------------------------------
Balance at end of period                                       --       (637,931)
- ---------------------------------------------------------------------------------

Total Shareholders' Equity                            $55,840,192    $49,334,996
=================================================================================


See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              Six months ended
                                                                   June 30,
                                                          -------------------------
                                                             1996           1995
                                                          ----------     ----------
Cash flows from operating activities:
  Net income                                            $  4,035,973  $   3,589,239
  Adjustments to reconcile net income to net cash
      provided by operating activities:
    Provision for loan losses                                600,000        450,000
    Provision for valuation of other real estate owned       185,764         54,695
    Depreciation of premises and equipment                   703,660        661,663
    Amortization of net deferred loan fees and costs         (70,005)      (365,005)
    Gains on sales of securities                            (148,337)      (169,210)
    Losses (gains) on sales of other real estate owned      (132,682)        36,818
    Gains on loan sales                                      (75,041)       (48,075)
    Proceeds from sales of loans                           7,193,221      5,230,692
    Loans originated for sale                             (9,783,568)    (5,512,449)
    Increase in accrued interest receivable                 (438,328)      (290,574)
    Decrease (increase) in other assets                      273,416     (1,305,000)
    Increase (decrease) in accrued expenses
      and other liabilities                                 (835,491)       270,988
    Other, net                                               142,366         47,131
                                                          ----------     ----------
   Net cash provided by operating activities               1,650,948      2,650,913
                                                          ----------     ----------

Cash flows from investing activities:
  Securities available for sale:
    Purchases                                            (33,507,552)   (14,588,200)
    Proceeds from sales of equity securities              11,109,117      2,202,384
    Maturities                                             7,012,074      5,000,000
  Investment securities:
    Purchases                                             (3,470,841)    (1,828,306)
    Maturities and principal repayments                    2,779,954      1,974,527
  Loan originations in excess of principal
    collected on loans                                   (10,869,025)    (2,343,073)
  Proceeds from sales and other reductions
    of other real estate owned                               546,172         34,523
  Purchases of premises and equipment                     (1,125,893)      (758,863)
                                                          ----------     ----------
   Net cash used in investing activities                 (27,525,994)   (10,307,008)
                                                          ----------     ----------

Cash flows from financing activities:
  Net increase in deposits                                 2,402,510     21,143,030
  Proceeds from Federal Home Loan Bank advances           30,044,000     12,564,839
  Repayment of Federal Home Loan Bank advances           (15,603,773)   (17,114,925)
  Proceeds from issuance of commmon stock                    811,468         60,400
  Cash dividends paid                                     (1,435,875)    (1,186,200)
                                                          ----------     ----------
   Net cash provided by financing activities              16,218,330     15,467,144
                                                          ----------     ----------

   Net increase (decrease) in cash and cash equivalents   (9,656,716)     7,811,049
   Cash and cash equivalents at beginning of period       28,650,646     18,404,910
                                                          ----------     ----------
   Cash and cash equivalents at end of period           $ 18,993,930  $  26,215,959
                                                          ==========     ==========

Noncash Investing Activities:
   Transfers from loans to other real estate owned      $    552,761  $     233,328
   Loans charged off                                         732,571      1,333,053
   Loans made to facilitate the sale of OREO                 292,600        221,750
   Change in unrealized gain on securities
    available for sale, net of tax                          (440,311)     1,145,844
Supplemental Disclosures:
   Interest payments                                    $  3,819,407  $   3,710,718
   Income tax payments                                     2,114,250      2,078,250


See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1996 AND 1995


(1) BASIS OF PRESENTATION
- -------------------------
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of June 30, 1996 and December 31, 1995 and the results of operations and cash flows for the interim periods presented.

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

Securities available for sale are summarized as follows:

                                       Amortized   Unrealized  Unrealized     Fair
 June 30, 1996                            Cost       Gains       Losses       Value
 -------------                         ----------  ----------  ----------   -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government-sponsored agencies     $43,759,424     269,618    (230,207)  $43,798,835
  Mortgage-backed securities           37,570,020      11,589    (530,246)   37,051,363
  Corporate stocks                     12,342,491   7,134,408     (85,756)   19,391,143
                                      -----------  ----------   ---------    ----------
                                      $93,671,935   7,415,615    (846,209) $100,241,341
                                      ===========  ==========   =========   ===========


                                       Amortized   Unrealized   Unrealized     Fair
 December 31, 1995                        Cost       Gains        Losses       Value
 -----------------                     ----------  ----------   ---------   -----------
  U.S. Treasury obligations
    and obligations of U.S.
    government-sponsored agencies     $37,346,696     549,035     (18,203)  $37,877,528
  Mortgage-backed securities           30,024,608     189,634    (187,345)   30,026,897
  Corporate stocks                     10,877,771   6,783,369     (13,230)   17,647,910
                                      -----------  ----------   ---------    ----------
                                      $78,249,075   7,522,038    (218,778)  $85,552,335
                                      ===========  ==========   =========   ===========

Included in corporate stocks at December 31, 1995 were $7.0 million of auction rate preferred stocks. These are preferred stock instruments whose dividend rate is reset by auction every 49 days to a market rate which results in a market value of par. There were no auction rate preferred stocks at June 30, 1996.

U.S. Treasury obligations with a carrying value of $4,494,772 and $4,519,878 were pledged to secure public deposits and for other purposes at June 30, 1996 and December 31, 1995, respectively.

For the six months ended June 30, 1996, proceeds from sales of corporate stocks amounted to $11,109,117. Realized gains and losses on these sales were $259,006 and $110,669, respectively. Realized gains and losses from sales of corporate stocks were determined using the average cost method.


(3) SECURITIES HELD TO MATURITY
- -------------------------------
Those debt securities that the Corporation has the ability and intent to hold until maturity are classified as securities held to maturity. Debt securities held to maturity are carried at cost, adjusted for amortization of premium and accretion of discount.

The amortized cost and market values of securities held to maturity are summarized as follows:

                                       Amortized   Unrealized  Unrealized     Fair
 June 30, 1996                            Cost        Gains      Losses       Value
 -------------                         ----------  ----------  ----------  -----------
  Mortgage-backed securities          $12,972,405      70,389      (7,935) $13,034,859
  States and political subdivisions    16,560,005      30,286    (137,552)  16,452,739
                                      -----------  ----------   ---------  -----------
                                      $29,532,410     100,675    (145,487) $29,487,598
                                      ===========  ==========   =========  ===========

                                       Amortized   Unrealized  Unrealized     Fair
 December 31, 1995                        Cost       Gains       Losses       Value
 -----------------                     ----------  ----------  ----------  -----------
  Mortgage-backed securities          $13,947,011     497,755          --  $14,444,766
  States and political subdivisions    14,925,980      77,329     (15,256)  14,988,053
                                      -----------  ----------   ---------  -----------
                                      $28,872,991     575,084     (15,256) $29,432,819
                                      ===========  ==========   =========  ===========

There were no sales or transfers of securities held to maturity during the six months ended June 30, 1996.

(4) LOAN PORTFOLIO
- ------------------
The following is a summary of loans:

                                              June 30,   December 31,
                                                1996          1995
                                            -----------   -----------
    Residential real estate:
      Mortgages                            $170,186,159  $167,510,929
      Homeowner construction                  5,619,139     3,071,177
                                            -----------   -----------
    Total residential real estate           175,805,298   170,582,106
                                            -----------   -----------
    Commercial:
      Mortgages                              61,656,438    58,837,483
      Construction and development            6,170,024     5,968,404
      Other                                  99,190,324    96,830,889
                                            -----------   -----------
    Total commercial                        167,016,786   161,636,776
                                            -----------   -----------
    Installment                              56,713,441    54,240,010
                                            -----------   -----------
                                           $399,535,525  $386,458,892
                                            ===========   ===========


(5) ALLOWANCE FOR LOAN LOSSES
- -----------------------------
The following is an analysis of the allowance for loan losses:

                                         Three months ended         Six months ended
                                             June 30,                   June 30,
                                       ---------------------     ---------------------
                                          1996        1995          1996        1995
                                       ---------   ---------     ---------   ---------
  Balance at beginning of period      $7,932,099  $8,742,225    $7,784,516  $9,327,942
  Provision charged to expense           300,000     300,000       600,000     450,000
  Recoveries                             325,111     114,430       498,057     185,987
  Loans charged off                     (407,208)   (525,779)     (732,571) (1,333,053)
                                       ---------   ---------     ---------   ---------
  Balance at end of period            $8,150,002  $8,630,876    $8,150,002  $8,630,876
                                       =========   =========     =========   =========


(6) RECENT ACCOUNTING DEVELOPMENTS
- ----------------------------------
In June 1996, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". SFAS No. 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on an approach that focuses on control, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings.
SFAS No. 125 is effective January 1, 1997. The effect that this pronouncement will have on the financial condition and results of operations of the Corporation has not been fully determined.


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS

Results of Operations - Quarters Ended June 30, 1996 and 1995
- -------------------------------------------------------------
Net income for the three months ended June 30, 1996 amounted to $2,026,750, up 15.8% over the $1,750,609 of net income recorded in the second quarter of 1995. Earnings per share for the quarter ended June 30, 1996 amounted to $.68, up 13.3% over the $.60 per share earned in the comparable 1995 period.

Net interest income for the three months ended June 30, 1996 increased by 3.4% over the prior year quarter, to $6.3 million. This increase was primarily attributable to higher dividend and interest income from securities, which was partially offset by an increase in interest paid on time deposits and borrowings. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses amounted to $300,000 for both the second quarter of 1996 and 1995.

Total noninterest income for the three months ended June 30, 1996 amounted to $2.0 million, up from $1.9 million for the same 1995 period. The 1996 amount includes losses on sales of securities of $49,253, compared to gains on sales of securities of $169,210 included in the 1995 amount. Noninterest income excluding securities gains and losses and gains on loan sales rose 20.6% over the prior year quarter primarily due to higher trust income.

Total noninterest expense for the quarter ended June 30, 1996 amounted to $5.1 million, slightly higher than the 1995 quarter. Federal Deposit Insurance Corporation premiums for the second quarter of 1996 were reduced by approximately $246,000 from the comparable 1995 amount due to a reduction in rates paid by banks for deposit insurance premiums. This savings was offset by increases in salaries and benefits and equipment expense. Salaries and benefits were up due to increased staffing levels and normal salary adjustments, while equipment costs were higher due to depreciation expense associated with purchases that occurred in 1995 and in the first quarter of 1996. Foreclosed property costs were down 67.4% in the 1996 quarter compared to the 1995 quarter due to a higher amount of net realized gains on sales of foreclosed properties in the 1996 quarter.


Results of Operations - Six Months Ended June 30, 1996 and 1995
- ---------------------------------------------------------------
Net income for the six months ended June 30, 1996 amounted to $4,035,973 or 12.5% higher than the $3,589,239 of net income recorded in the comparable 1995 period. Fully diluted earnings per share for the six months ended June 30, 1996 amounted to $1.36, up 10.6% over the $1.23 per share earned in the comparable 1995 period.

The increase in net income in 1996 is due to increases in net interest income and noninterest income totaling $794,496, which was partially offset by an increase in the provision for loan losses of $150,000.

Net interest income for the six months ended June 30, 1996 increased by 2.9% over the same prior year period. This increase was primarily attributable to higher dividend and interest income from securities, which was partially offset by an increase in interest paid on time deposits and borrowings. (See additional discussion under the caption "Net Interest Income".)

Total noninterest income for the six months ended June 30, 1996 amounted to $3.9 million, up from $3.5 million for the same 1995 period. The 1996 amount includes gains on sales of securities of $148,337, compared to gains on sales of securities of $169,210 included in the 1995 amount. Noninterest income excluding securities gains and gains on loan sales rose 13.4% over the prior year primarily due to higher trust income.

Total noninterest expense for the six months ended June 30, 1996 amounted to $9.9 million, slightly higher than the 1995 amount. Federal Deposit Insurance Corporation premiums for the six months ended June 30, 1996 were reduced by approximately $493,000 from the comparable 1995 amount due to a reduction in rates paid by banks for deposit insurance premiums. This savings was offset by increases in salaries and benefits and equipment expense. Salaries and benefits were up due to increased staffing levels and normal salary adjustments, while equipment costs were higher due to depreciation expense associated with purchases that occurred in 1995 and in the first quarter of 1996.



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

   Six months ended June 30,                                1996                            1995
   ---------------------------------------------------------------------------------------------------------
                                                   Average           Yield/         Average           Yield/
   (Dollars in thousands)                          Balance Interest   Rate          Balance Interest   Rate
   ---------------------------------------------------------------------------------------------------------
   Interest-earning assets:
     Residential real estate                      $172,729   7,154    8.28%        $177,740   7,384    8.31%
     Commercial and other                          164,312   8,039    9.79%         171,387   8,013    9.35%
     Installment loans                              55,126   2,662    9.66%          46,362   2,321   10.01%
   ---------------------------------------------------------------------------------------------------------
       Total loans                                 392,167  17,855    9.11%         395,489  17,718    8.96%
     Federal funds sold                              5,301     140    5.28%          10,105     294    5.82%
     Taxable securities                             99,564   3,719    7.47%          73,741   2,607    7.07%
     Nontaxable securities                          15,885     520    6.55%          10,205     337    6.60%
   ---------------------------------------------------------------------------------------------------------
   Total interest-earning assets                   512,917  22,234    8.67%         489,540  20,956    8.56%
   Non interest-earning assets                      36,109                           34,805
   ---------------------------------------------------------------------------------------------------------
     Total assets                                 $549,026                         $524,345
   =========================================================================================================
   Interest-bearing liabilities:
     Savings deposits                             $174,008   1,915    2.20%        $178,325   1,955    2.19%
     Time deposits                                 231,393   6,177    5.34%         217,556   5,493    5.05%
     FHLB advances                                  26,801     802    5.98%          24,105     736    6.10%
     Other                                           1,793      48    5.41%             496      15    5.86%
   ---------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities              433,995   8,942    4.12%         420,482   8,199    3.90%
   Non interest-bearing liabilities                 60,286                           55,860
   ---------------------------------------------------------------------------------------------------------
     Total liabilities                             494,281                          476,342
     Total shareholders' equity                     54,745                           48,003
   ---------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity   $549,026                         $524,345
   =========================================================================================================
     Net interest income / interest rate spread            $13,292    4.55%                 $12,757    4.66%
   =========================================================================================================
     Net interest margin                                              5.18%                            5.21%
   =========================================================================================================

   Interest income amounts presented in the table above include the following adjustments for taxable equivalency
   (in thousands):
                                                  June 30, 1996                    June 30, 1995
                                                  -------------                    -------------
     Commercial and other loans                       $ 41                             $ 44
     Nontaxable debt securities                        275                              222
     Corporate stocks                                  240                              111



Net Interest Income
- -------------------
(The accompanying schedule on page 12 should be read in conjunction with this discussion.)

FTE net interest income for the six months ended June 30, 1996 amounted to $13.3 million, up by approximately $535,000, or 4.2%, over the same 1995 period. The growth in interest-earning assets, as well as an increase in the overall rate earned on those assets, were responsible for the improvement in net interest income. The interest rate spread and the net interest margin for the six months ended June 30, 1996 amounted to 4.55% and 5.18%, respectively. Comparable amounts for 1995 were 4.66% and 5.21%, respectively. The decreases in the interest rate spread and net interest margin were due primarily to growth in average time deposits and the higher rate paid on those deposits.

Average interest-earning assets amounted to $512.9 million for the first half of 1996, an increase of $23.4 million, or 4.8%, over the comparable 1995 amount. The FTE rate of return on interest-earning assets was 8.67% for the six months ended June 30, 1996, up from 8.56% for the same 1995 period. While average total loans decreased by $3.3 million from June 30, 1995 to June 30, 1996, average securities increased by $31.5 million or 37.5%. This change in asset mix resulted from relatively soft loan demand and from liquidity due to deposit growth.

The overall yield on average total loans amounted to 9.11% for the six months ended June 30, 1996, up from 8.96% in the comparable 1995 period due to the increase in the yield on commercial loans, which rose 44 basis points to 9.79%. Most commercial loans reprice periodically based upon the prime rate. Although the prime rate in effect at June 30, 1996 was 8.25% versus 9.0% a year earlier, many periodically repricing loans have not yet repriced downward by the full 75 basis point change in prime.

The FTE yield on taxable securities rose by 40 basis points over the prior year, to 7.47% for the first six months of 1996, as a result of a change in the mix of securities. For the six months ended June 30, 1996, average U.S. Treasury obligations comprised 38% of total average taxable securities, down from 60% for the comparable 1995 period, as proceeds from maturing U.S. Treasury obligations were reallocated to higher-yielding mortgage-backed securities and corporate stocks. The additional growth in mortgage-backed securities and corporate stocks resulted from maturing short-term investments and liquidity generated from deposit growth. (See notes 2 and 3 to the Consolidated Financial Statements for more information on the composition of securities.)

The Corporation's total cost of funds on interest-bearing liabilities amounted to 4.12% for the six months ended June 30, 1996, up from 3.90% for the comparable 1995 period. This increase was primarily due to increases in both the volume of average time deposits and the rate paid on these deposits.
Average time deposits rose 6.4% from the prior year amount, to $231.4 million. The rate paid on time deposits was 5.34% for the first six months of 1996, up from 5.05% for the same 1995 period. While average savings deposits for the six months ended June 30, 1996 declined by 2.4% from the comparable 1995 amount, the rate paid on these deposits remained substantially unchanged from the prior year period at 2.20%.

Average Federal Home Loan Bank (FHLB) advances for the six months ended June 30, 1996 amounted to $26.8 million, up from $24.1 million for the same 1995 period. The average rate paid on FHLB advances for the six months ended June 30, 1996 was 5.98%, a decrease of 12 basis points from the prior year rate.


Financial Condition and Liquidity
- ---------------------------------
Total assets amounted to $566.7 million at June 30, 1996, an increase of $19.0 million from the December 31, 1995 amount of $547.7 million. Average assets totalled $549.0 million for the six months ended June 30, 1996, up 4.7% over the comparable 1995 period.

Securities Available for Sale - The amortized cost of securities available for sale at June 30, 1996 amounted to $93.7 million, up $15.4 million from December 31, 1995. During the second quarter of 1996, the Corporation implemented an investment leverage program designed to purchase certain adjustable rate mortgage-backed securities which are match funded with Federal Home Loan Bank advances. The objective of the program is to increase net interest income and improve returns on equity, while incurring limited interest rate risk. As of June 30, 1996, approximately $9.2 million of adjustable rate pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies had been purchased under this investment leverage program.

The net unrealized gain on securities available for sale decreased in the first six months of 1996 by approximately $734,000. This decline is attributable to the decline in the market value of U.S. Treasury obligations, obligations of U.S. government-sponsored agencies and mortgage-backed securities resulting from the rise in medium-term and long-term Treasury rates that has occurred since December 31, 1995.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $29.5 million at June 30, 1996, up from $28.9 million at December 31, 1995. The net unrealized loss on investment securities amounted to approximately $45,000 at June 30, 1996, compared to a net unrealized gain of $560,000 at December 31, 1995, representing a reduction of $605,000 during this six-month period. This decline was attributable to the rise in medium-term and long-term Treasury rates occurring in the first half of 1996.

Loans - Total loans amounted to $399.5 million at June 30, 1996, an increase of 3.4% from the December 31, 1995 balance of $386.5 million. All categories of loans exhibited increases over the year-end 1995 amounts.

Deposits and Other Borrowings - Total deposits amounted to $470.3 million at June 30, 1996, up slightly from the December 31, 1995 amount. While savings deposits decreased by 3.2% from the December 31, 1995 balance, time deposits grew by 1.5%. Demand deposits increased by 7.5% from the year-end 1995 amount due to the normal seasonal deposit inflow.

The Corporation utilizes Federal Home Loan Bank (FHLB) advances as a funding source. FHLB advances amounted to $35.4 million at June 30, 1996, up by $14.4 million from the December 31, 1995 amount. The additional advances were used to fund loan growth and to purchase securities under the investment leverage program implemented in the second quarter of 1996. There were no other short-term borrowings outstanding at June 30, 1996.

For the six months ended June 30, 1996, net cash provided by operations amounted to $1.7 million, the majority of which was generated by net income. Proceeds from sales of loans in the first half of 1996 amounted to $7.2 million, while loans originated for sale amounted to $9.8 million. Net cash used in investing activities amounted to $27.5 million and was primarily used to purchase securities available for sale and for loan originations. Net cash used in investing activities also included $1.1 million used to purchase premises and equipment. The funding for cash used in investing activities was generated by utilizing cash and cash equivalents and by a net increase in FHLB advances of $14.4 million. (See Consolidated Statements of Cash Flows for additional information.)

During 1996, the Corporation purchased land in North Kingstown, Rhode Island, on which it plans to build a new 5,900 square foot branch office that will open later this year. The branch will be a full service banking office, offering deposit and loan services as well as trust and investment services.


Asset Quality
- -------------
Nonperforming assets are summarized in the following table:

(Dollars in thousands)                          06/30/96       12/31/95
                                                --------       --------
Nonaccrual loans 90 days or more past due         $4,852        $ 4,616
Nonaccrual loans less than 90 days past due        1,891          3,958
                                                  ------        -------
Total nonaccrual loans                             6,743          8,574
                                                  ------        -------
Other real estate owned:
  Properties acquired through foreclosure          1,737          2,115
  Valuation allowance                               (377)          (410)
                                                  ------        -------
Total other real estate owned                      1,360          1,705
                                                  ------        -------
Total nonperforming assets                        $8,103        $10,279
                                                  ======        =======
Nonaccrual loans as a % of total loans               1.7%           2.2%
Nonperforming assets as a % of total assets          1.4%           1.9%
Allowance for loan losses to nonaccrual loans      120.9%          90.8%


Not included in the analysis of nonperforming assets at June 30, 1996 and December 31, 1995 above are approximately $1.1 million and $257,000, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

The following is an analysis of nonaccrual loans by loan category:

   (In thousands)                               06/30/96       12/31/95
                                                --------       --------
   Residential mortgages                          $1,928         $2,280
   Commercial:
     Mortgages                                     2,137          2,798
     Construction and development                    230            280
     Other (1)                                     2,076          2,779
   Installment                                       372            437
                                                  ------         ------
   Total nonperforming loans                      $6,743         $8,574
                                                  ======         ======

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.


Impaired loans consist of all nonaccrual commercial loans. At June 30, 1996, the recorded investment in impaired loans was $4,443,000, including $2,573,000 which had a related allowance amounting to $462,000. At December 31, 1995, the recorded investment in impaired loans was $5,855,000, including $4,854,000 which had a related allowance amounting to $953,000. The balance of impaired loans which did not require an allowance at June 30, 1996 and December 31, 1995 was $1,870,000 and $1,001,000, respectively. During the six months ended June 30, 1996, the average recorded investment in impaired loans was $5,162,000. Also during this period, interest income recognized on impaired loans amounted to approximately $110,000. Interest income on impaired loans is recognized on a cash basis only.

The balance of other real estate owned is comprised of the following types of properties (in thousands):

                                                06/30/96       12/31/95
                                                --------       --------
  Commercial real estate                          $  465         $  671
  Residential real estate                            608            707
  Construction and development                        --             --
  Land and other                                     664            737
                                                  ------         ------
                                                   1,737          2,115
  Valuation allowance                               (377)          (410)
                                                  ------         ------
  Total other real estate owned                   $1,360         $1,705
                                                  ======         ======

An analysis of the activity relating to other real estate owned for the six months ended June 30, 1996 follows (in thousands):

Balance at beginning of year                     $ 2,115
Transfers from loans, net                            553
Sales and other reductions                          (939)
Other                                                  8
                                                 -------
                                                   1,737
Valuation allowance                                 (377)
                                                 -------
Balance at end of period                         $ 1,360
                                                 =======

The following is an analysis of the OREO valuation allowance for the six months ended June 30, 1996 (in thousands):

Balance at beginning of period                    $ 410
Provision charged to expense                        186
Sales and other reductions                         (219)
                                                  -----
Balance at end of period                          $ 377
                                                  =====


Capital Resources
- -----------------
Total equity capital amounted to $55.8 million, or 9.9% of total assets at June 30, 1996. This compares to $52.9 million, or 9.7% at December 31, 1995. Total equity increased by $2.9 million from December 31, 1995, $2.5 million of which is attributable to earnings retention.

The Corporation's total risk-adjusted capital ratio amounted to 15.78% at June 30, 1996. Banks are required to maintain a minimum capital to risk-adjusted asset ratio of 8%. The Corporation's leverage ratio amounted to 9.39% at June 30, 1996, well above the regulatory requirement of 3% for banking organizations with strong earnings, liquidity and asset quality who do not anticipate significant growth and who have well-diversified risk.

Dividends payable at June 30, 1996 amounted to $753,750, representing $.26 per share payable on July 15, 1996, an increase of 18.2% over the $.22 per share declared in the second quarter of 1995.

The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

In June 1996, the Corporation's Board of Directors approved a program to repurchase up to 58,000 or 2% of its outstanding common shares. Shares may be repurchased from time to time in the open market or in private transactions, based upon market conditions. There is no guarantee as to the exact number of shares to be repurchased. The Corporation plans to hold the repurchased shares as treasury stock to be used for general corporate purposes. No repurchases had occurred by June 30, 1996.



                                  PART II
                             OTHER INFORMATION
                             -----------------

Item 1.  Legal Proceedings
- ------   -----------------
         None

Item 2.  Changes in Securities
- ------   ---------------------
         None

Item 3.  Defaults upon Senior Securities
- ------   -------------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders
- ------   ---------------------------------------------------
         (a)  The Annual Meeting of Shareholders was held April 30, 1996.

         (c)  Matters voted upon were as follows:
          * A proposal to elect Gary P. Bennett, Larry J. Hirsch, Mary E. Kennard and Joseph J. Kirby as directors of the Corporation for three year terms expiring at the 1999 Annual Meeting of Shareholders passed as follows:

                                                           Abstentions
                                 Votes        Votes         and Broker
                                In Favor     Withheld       Non-votes
                                ---------   -----------    -----------
              Gary P. Bennett   2,437,821      1,465            0
              Larry J. Hirsch   2,436,253      3,033            0
              Mary E. Kennard   2,426,874     12,412            0
              Joseph J. Kirby   2,432,236      7,050            0

          * A proposal for the ratification of KPMG Peat Marwick LLP to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 1996 was passed by a vote of 2,429,372 shares in favor; 9,914 shares against; with no abstentions or broker non-votes.

Item 5.  Other Information
- ------   -----------------
         None

Item 6.  Exhibits and Reports on Form 8-K
- ------   --------------------------------
         (a)  Exhibit index
              None

         (b) The following report on Form 8-K was filed during the quarter ended June 30, 1996:
              On June 25, 1996, a Form 8-K was filed which reported that the Corporation's Board of Directors approved a program to repurchase up to 58,000 shares of its common stock, or approximately 2% of its outstanding shares, from time to time in the open market or in private transactions, based upon market conditions.


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


                                     WASHINGTON TRUST BANCORP, INC.
                                     ------------------------------
                                              (Registrant)



August 14, 1996                By:  Joseph J. Kirby
                                    --------------------------------
                                    Joseph J. Kirby
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)






August 14, 1996                 By:  David V. Devault
                                   --------------------------------
                                    David V. Devault
                                    Vice President and Chief Financial Officer
                                    (principal financial officer)