Form 10-Q
period 1996-09-30
WASHINGTON TRUST BANCORP INC
filed 1996-11-14
CIK 737468

FORM 10-Q

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended SEPTEMBER 30, 1996
                    ---------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
 ACT OF 1934
For the transition period from                   to
                               ------------------------------------------------

Commission file Number                     0-13091
                     ----------------------------------------------------------

                         WASHINGTON TRUST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

            RHODE ISLAND                                     05-0404671
--------------------------------------           -----------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                             Identification No.)

   23 BROAD STREET, WESTERLY, RHODE ISLAND                     02891
--------------------------------------------              ---------------------
  (Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code  (401) 348-1200
                                                    --------------

                                 NOT APPLICABLE
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes    [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 1, 1996.

          Class                                 Outstanding at November 1, 1996
--------------------------------               --------------------------------
Common stock, $.0625 par value                           4,359,780 Shares

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 1996


                                    CONTENTS


                                                                        Page No.
PART I.  ITEM 1. Financial Information

Consolidated Balance Sheets
       September 30, 1996 and December 31, 1995                               3

Consolidated Statements of Income
       Three Months and Nine Months Ended September 30, 1996 and 1995         4

Consolidated Statements of Changes in Shareholders' Equity
       Nine Months Ended September 30, 1996 and 1995                          5

Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1996 and 1995                          6

Condensed Notes to Consolidated Financial Statements                          7


PART I.  ITEM 2.

Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                              9


PART II.  Other Information                                                  17


Signatures                                                                   18



WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED BALANCE SHEETS

                                                                                    September 30,       December 31,
                                                                                      1996               1995
------------------------------------------------------------------------------- ------------------ ------------------
ASSETS

Cash and due from banks                                                               $18,920,846        $15,051,777
Federal funds sold                                                                         37,426         13,598,869
Mortgage loans held for sale                                                                   --            456,152
Securities available for sale, at fair value;
    cost $138,373,398 and $78,249,075 at September 30, 1996
    and December 31, 1995, respectively                                               145,015,995         85,552,335
Securities held to maturity, at cost; fair value
    $28,301,456 and $29,432,819 at September 30, 1996
    and December 31, 1995, respectively                                                28,263,434         28,872,991
Federal Home Loan Bank stock, at cost                                                   7,185,900          2,995,000

Loans                                                                                 406,893,375        386,458,892
Less allowance for loan losses                                                          8,430,182          7,784,516
------------------------------------------------------------------------------- ------------------ ------------------

    Net loans                                                                         398,463,193        378,674,376

Premises and equipment, net                                                            16,822,002         14,646,157
Accrued interest receivable                                                             4,308,885          3,539,305
Other real estate owned, net                                                            1,411,359          1,705,147
Other assets                                                                            2,985,440          2,567,195
------------------------------------------------------------------------------- ------------------ ------------------

    Total assets                                                                     $623,414,480       $547,659,304
------------------------------------------------------------------------------- ------------------ ------------------

LIABILITIES

Demand deposits                                                                       $66,931,057        $59,470,321
Savings deposits                                                                      174,593,547        177,891,247
Time deposits                                                                         229,462,099        230,492,444
------------------------------------------------------------------------------- ------------------ ------------------

    Total deposits                                                                    470,986,703        467,854,012

Dividends payable                                                                         784,444            686,189
Short term borrowings                                                                  10,212,000                 --
Federal Home Loan Bank advances                                                        78,658,517         20,951,266
Accrued expenses and other liabilities                                                  5,519,517          5,231,339
------------------------------------------------------------------------------- ------------------ ------------------

    Total liabilities                                                                 566,161,181        494,722,806
------------------------------------------------------------------------------- ------------------ ------------------

SHAREHOLDERS' EQUITY

Common stock of $.0625 par value; authorized 10,000,000 shares; issued 4,351,454 shares at September 30,
    1996 and 4,320,000 shares at December 31, 1995                                        271,966            180,000
Paid in capital                                                                         3,352,538          3,010,795
Retained earnings                                                                      49,759,125         45,690,676
Unrealized gains on securities available for sale, net of tax                           3,985,566          4,381,958
Treasury stock, at cost; 4,698 shares at September 30, 1996 and
    40,695 shares at December 31, 1995                                                  (115,896)           (326,931)
------------------------------------------------------------------------------- ------------------ ------------------

    Total shareholders' equity                                                         57,253,299         52,936,498
------------------------------------------------------------------------------- ------------------ ------------------

    Total liabilities and shareholders' equity                                       $623,414,480       $547,659,304
------------------------------------------------------------------------------- ------------------ ------------------

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF INCOME

                                                               Three Months Ended               Nine Months Ended
                                                                  September 30,                   September 30,
                                                               1996           1995              1996            1995
--------------------------------------------------------- --------------- -------------- ------------------- ------------
Interest Income:
    Interest and fees on loans                                $9,149,276     $9,008,831      $26,963,456     $26,683,113
    Interest from securities:
        Interest                                               2,313,500      1,224,064        5,334,968       3,450,502
        Dividends                                                329,668        260,251        1,032,511         644,365
    Federal funds sold and securities purchased
        under agreements to resell                                39,944        281,664          180,024         575,618
--------------------------------------------------------- --------------- -------------- ---------------- ---------------
Total interest income                                         11,832,388     10,774,810       33,510,959      31,353,598
--------------------------------------------------------- --------------- -------------- ---------------- ---------------

Interest expense:
    Savings deposits                                             965,344        993,927        2,880,697       2,949,327
    Time deposits                                              3,117,174      3,123,944        9,294,254       8,616,790
    Other                                                        960,264        274,886        1,810,727       1,025,161
--------------------------------------------------------- --------------- -------------- ---------------- ---------------
Total interest expense                                         5,042,782      4,392,757       13,985,678      12,591,278
--------------------------------------------------------- --------------- -------------- ---------------- ---------------

Net interest income                                            6,789,606      6,382,053       19,525,281      18,762,320
Provision for loan losses                                        300,000        275,000          900,000         725,000
--------------------------------------------------------- --------------- -------------- ---------------- ---------------

Net interest income after provision for loan losses            6,489,606      6,107,053       18,625,281      18,037,320
--------------------------------------------------------- --------------- -------------- ---------------- ---------------

Noninterest income:
    Trust income                                                 904,135        808,735        2,796,555       2,433,790
    Service charges on deposit accounts                          552,778        491,763        1,599,605       1,448,328
    Merchant processing fees                                     405,383        367,015          643,356         558,633
    Gains on sales of securities                                 117,689        111,198          266,026         280,408
    Gains (losses) on loan sales                                  65,693       (193,143)         140,734        (145,068)
    Other income                                                 256,450        214,744          749,390         678,671
--------------------------------------------------------- --------------- -------------- ---------------- ---------------
Total noninterest income                                       2,302,128      1,800,312        6,195,666       5,254,762
--------------------------------------------------------- --------------- -------------- ---------------- ---------------

Noninterest expense:
    Salaries and employee benefits                             2,879,537      2,588,549        8,361,495       7,748,633
    Net occupancy                                                309,651        324,673          944,691         903,059
    Equipment                                                    387,690        315,748        1,124,302         936,428
    Deposit taxes and assessments                                 68,500         40,036          205,500         659,002
    Foreclosed property costs, net                               (16,457)        48,648          142,064         224,396
    Office supplies                                              136,227         85,802          379,816         360,732
    Advertising and promotion                                    161,214        148,052          379,768         418,379
    Credit and collection                                        106,202         65,226          320,015         312,586
    Other                                                      1,240,643      1,178,810        3,330,796       3,050,807
--------------------------------------------------------- --------------- -------------- ---------------- ---------------
Total noninterest expense                                      5,273,207      4,795,544       15,188,447      14,614,022
--------------------------------------------------------- --------------- -------------- ---------------- ---------------

Income before income taxes                                     3,518,527      3,111,821        9,632,500       8,678,060
Applicable income taxes                                        1,198,000      1,079,000        3,276,000       3,056,000
--------------------------------------------------------- --------------- -------------- ---------------- ---------------

Net income                                                    $2,320,527     $2,032,821       $6,356,500      $5,622,060
--------------------------------------------------------- --------------- -------------- ---------------- ---------------

Weighted average shares outstanding - primary                  4,503,519      4,384,283        4,459,812       4,348,125
Weighted average shares outstanding - fully diluted            4,513,578      4,384,236        4,485,803       4,377,233
Earnings per share - primary                                        $.52           $.46            $1.43           $1.29
Earnings per share - fully diluted                                  $.51           $.46            $1.42           $1.28
Cash dividends declared per share                                   $.18           $.16             $.53            $.45

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



Nine months ended September 30,                                                                 1996             1995
------------------------------------------------------------------------------------------ ---------------- ----------------

COMMON STOCK

Balance at beginning of year                                                                      $180,000         $180,000
    Issuance of common stock for stock option plan                                                   1,310               --
    3-for-2 stock split in the form of a stock dividend                                             90,656               --
------------------------------------------------------------------------------------------ ---------------- ----------------

Balance at end of period                                                                           271,966          180,000
------------------------------------------------------------------------------------------ ---------------- ----------------

PAID-IN CAPITAL

Balance at beginning of year                                                                     3,010,795        2,869,135
    Issuance of common stock for stock option plan                                                 432,399           90,859
    3-for-2 stock split in the form of a stock dividend                                            (90,656)              --
------------------------------------------------------------------------------------------ ----------------- ---------------
Balance at end of period                                                                         3,352,538        2,959,994
------------------------------------------------------------------------------------------ ---------------- ----------------

RETAINED EARNINGS

Balance at beginning of year                                                                    45,690,676       40,613,979
    Net income                                                                                   6,356,500        5,622,060
    Cash dividends declared                                                                     (2,288,051)       (1,924,722)
------------------------------------------------------------------------------------------ ---------------- ----------------
Balance at end of period                                                                        49,759,125       44,311,317
------------------------------------------------------------------------------------------ ---------------- ----------------

UNREALIZED GAINS ON SECURITIES AVAILABLE FOR SALE

Balance at beginning of year                                                                     4,381,958        2,801,490
    Change in unrealized gain on securities available for sale, net of tax                        (396,392)       1,573,789
------------------------------------------------------------------------------------------ ---------------- ----------------
Balance at end of period                                                                         3,985,566        4,375,279
------------------------------------------------------------------------------------------ ---------------- ----------------

TREASURY STOCK

Balance at beginning of year                                                                      (326,931)         (681,620)
    Purchase of treasury stock                                                                    (240,500)              --
    Issuance of common stock for stock option plan                                                 451,535          200,303
------------------------------------------------------------------------------------------ ---------------- ----------------
Balance at end of period                                                                          (115,896)         (481,317)
------------------------------------------------------------------------------------------ ---------------- ----------------

TOTAL SHAREHOLDERS' EQUITY                                                                     $57,253,299      $51,345,273
------------------------------------------------------------------------------------------ ---------------- ----------------

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                                  Nine months ended
                                                                                                    September 30,
                                                                                              1996                1995
-------------------------------------------------------------------------------------- ------------------- --------------------
Cash flows from operating activities:

    Net income                                                                                 $6,356,500           $5,622,060
    Adjustments to reconcile net income to cash provided by operating activities:
        Provision for loan losses                                                                 900,000              725,000
        Provision for valuation of other real estate owned                                        278,180               62,999
        Depreciation of premises and equipment                                                  1,060,360              997,176
        Amortization of net deferred loan fees and costs                                         (107,062)            (471,351)
        Gains on sales of securities                                                             (266,026)            (280,408)
        Losses (gains) on sales of other real estate owned                                       (292,815)              34,268
        Losses (gains) on loan sales                                                             (140,734)             145,068
        Proceeds from sales of loans                                                           12,349,885           12,396,410
        Loans originated for sale                                                             (11,860,824)         (12,959,203)
        Increase in accrued interest receivable                                                  (769,580)            (693,464)
        Increase in other assets                                                                  (46,373)          (1,065,680)
        Increase in accrued expenses and other liabilities                                        288,178              446,508
        Other, net                                                                                155,606               61,702
-------------------------------------------------------------------------------------- ------------------- --------------------
    Net cash provided by operating activities                                                   7,905,295            5,021,085
-------------------------------------------------------------------------------------- ------------------- --------------------

Cash flows from investing activities: Securities available for sale:
        Purchases                                                                             (93,759,460)         (19,085,354)
        Proceeds from sales of securities                                                      18,562,653            2,464,969
        Maturities                                                                             15,196,223            5,000,000
    Investment securities:
        Purchases                                                                              (3,687,757)          (7,980,165)
        Maturities and principal repayments                                                     4,249,832            4,227,979
    Investment in Federal Home Loan Bank stock                                                 (4,190,900)             (88,200)
    Loan originations (over) under principal collected on loans                               (20,927,180)           5,337,870
    Proceeds from sales and other reductions of other real estate owned                           700,570               57,459
    Purchases of premises and equipment                                                        (3,248,540)            (910,875)
-------------------------------------------------------------------------------------- -------------------- --------------------
    Net cash used in investing activities                                                     (87,104,559)         (10,976,317)
-------------------------------------------------------------------------------------- -------------------- --------------------

Cash flows from financing activities:
    Net increase in deposits                                                                    3,132,691           29,268,180
    Net increase in short term borrowings                                                      10,212,000                  --
    Proceeds from Federal Home Loan Bank advances                                             111,394,000           12,564,839
    Repayment of Federal Home Loan Bank advances                                              (53,686,749)         (19,125,206)
    Purchases of treasury stock                                                                  (240,500)                 --
    Proceeds from issuance of common stock                                                        885,244              291,162
    Cash dividends paid                                                                        (2,189,796)          (1,808,157)
-------------------------------------------------------------------------------------- ------------------- --------------------
    Net cash provided by financing activities                                                  69,506,890           21,190,818
-------------------------------------------------------------------------------------- ------------------- --------------------

    Net increase (decrease) in cash and cash equivalents                                       (9,692,374)          15,235,586
    Cash and cash equivalents at beginning of period                                           28,650,646           18,404,910
-------------------------------------------------------------------------------------- ------------------- --------------------
    Cash and cash equivalents at end of period                                                $18,958,272          $33,640,496
-------------------------------------------------------------------------------------- ------------------- --------------------

Noncash Investing Activities:
    Transfers from loans to other real estate owned                                            $1,048,764             $233,328
    Loans charged off                                                                             925,514            2,168,958
    Loans made to facilitate the sale of OREO                                                     598,000              304,550
    Change in unrealized gain on securities available for sale, net of tax                       (396,392)           1,573,789
Supplemental Disclosures:
    Interest payments                                                                          $6,078,780           $5,529,806
    Income tax payments                                                                         3,082,088            2,511,250

See accompanying notes to consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1996 AND 1995


(1) BASIS OF PRESENTATION
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of September 30, 1996 and December 31, 1995 and the results of operations and cash flows for the interim periods presented.

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


(2) SECURITIES AVAILABLE FOR SALE

Securities available for sale are summarized as follows:

                                               Amortized           Unrealized       Unrealized          Fair
                                                 Cost                 Gains           Losses             Value
------------------------------------------- ---------------- ---------------- ---------------- ------------------
September 30, 1996
   U.S. Treasury obligations
     and obligations of U.S.

     government-sponsored agencies               $50,671,442          308,461        (148,169)        $50,831,734
   Mortgage-backed securities                     75,936,718          157,737        (596,245)         75,498,210
   Corporate stocks                               11,765,238        6,988,682         (67,869)         18,686,051
------------------------------------------------------------------------------------------------------------------
   Total                                        $138,373,398        7,454,880        (812,283)       $145,015,995
------------------------------------------------------------------------------------------------------------------

December 31, 1995
   U.S. Treasury obligations
     and obligations of U.S.
     government-sponsored agencies               $37,346,696          549,035         (18,203)         $37,877,528
   Mortgage-backed securities                     30,024,608          189,634        (187,345)          30,026,897
   Corporate stocks                               10,877,771        6,783,369         (13,230)          17,647,910
-------------------------------------------------------------------------------------------------------------------
   Total                                         $78,249,075        7,522,038        (218,778)         $85,552,335
-------------------------------------------------------------------------------------------------------------------


Included in corporate stocks at December 31, 1995 were $7.0 million of auction rate preferred stocks. These are preferred stock instruments whose dividend rate is reset by auction every 49 days to a market rate which results in a market value of par. There were no auction rate preferred stocks at September 30, 1996.

U.S. Treasury obligations with a fair value of $9,497,032 and $4,519,878 were pledged to secure public deposits and for other purposes at September 30, 1996 and December 31, 1995, respectively.

For the nine months ended September 30, 1996, proceeds from sales of securities available for sale amounted to $18,562,653. Realized gains and losses on these sales were $477,936 and $211,910, respectively.


(3) SECURITIES HELD TO MATURITY

The amortized cost and fair value of securities held to maturity are summarized as follows:

                                               Amortized           Unrealized       Unrealized          Fair
                                                 Cost                 Gains           Losses           Value
------------------------------------------ ---------------- ---------------- ---------------- ------------------
September 30, 1996

   Mortgage-backed securities                   $12,582,948           80,584          (1,116)        $12,662,416
   States and political subdivisions             15,680,486           35,919         (77,365)         15,639,040
-----------------------------------------------------------------------------------------------------------------
   Total                                        $28,263,434          116,503         (78,481)        $28,301,456
-----------------------------------------------------------------------------------------------------------------

December 31, 1995
   Mortgage-backed securities                   $13,947,011          497,755              --         $14,444,766
   States and political subdivisions             14,925,980           77,329         (15,256)         14,988,053
-----------------------------------------------------------------------------------------------------------------
   Total                                        $28,872,991          575,084         (15,256)        $29,432,819
-----------------------------------------------------------------------------------------------------------------


There were no sales or transfers of securities held to maturity during the nine months ended September 30, 1996.


(4) LOAN PORTFOLIO

The following is a summary of loans:

                                                    September 30, 1996        December 31, 1995
------------------------------------------------------------------------------------------------
Residential real estate:
    Mortgages                                             $171,686,033             $167,510,929
    Homeowner construction                                   6,731,324                3,071,177
------------------------------------------------------------------------------------------------
Total residential real estate                              178,417,357              170,582,106
------------------------------------------------------------------------------------------------
Commercial:
    Mortgages                                               64,774,915               58,837,483
    Construction and development                             6,577,463                5,968,404
    Other                                                   97,459,456               96,830,889
------------------------------------------------------------------------------------------------
Total commercial                                           168,811,834              161,636,776
------------------------------------------------------------------------------------------------
Installment                                                 59,664,184               54,240,010
------------------------------------------------------------------------------------------------

    Total loans                                           $406,893,375             $386,458,892
------------------------------------------------------------------------------------------------

(5) ALLOWANCE FOR LOAN LOSSES

The following is an analysis of the allowance for loan losses:

                                                  Three months ended                 Nine months ended
                                                    September 30,                      September 30,
                                          ----------------------------------- ---------------------------------
                                                 1996              1995             1996              1995
----------------------------------------- -------------------- ------------- -------------------- -------------
Balance at beginning of period                 $8,150,002        $8,630,876       $7,784,516        $9,327,942
Provision charged to expense                      300,000           275,000          900,000           725,000
Recoveries                                        173,123           269,704          671,180           455,691
Loans charged off                                (192,943)        (835,905)         (925,514)      (2,168,958)
----------------------------------------- ---------------- ----------------- ---------------- -----------------
Balance at end of period                       $8,430,182        $8,339,675       $8,430,182        $8,339,675
----------------------------------------- ---------------- ----------------- ---------------- -----------------



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - Quarters Ended September 30, 1996 and 1995
Net income for the three months ended September 30, 1996 amounted to $2,320,527, up 14.2% over the $2,032,821 of net income recorded in the third quarter of 1995. Earnings per share for the quarter ended September 30, 1996 amounted to $.51, up from the $.46 per share on net income earned in the comparable 1995 period. All share and per share amounts have been adjusted to reflect a 3-for-2 stock split effected on October 15, 1996.

Net interest income for the three months ended September 30, 1996 increased by 6.4% over the prior year quarter, to $6.8 million. This increase was primarily attributable to higher interest income from securities, which was partially offset by an increase in interest paid on borrowings. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses amounted to $300,000 for the third quarter of 1996, up from $275,000 recorded in the third quarter of 1995.

Other noninterest income (noninterest income excluding gains on sales of securities and gains (losses) on loan sales) amounted to $2.1 million for the three months ended September 30, 1996, up 12.6% from the same 1995 period. This increase is primarily due to higher revenues for trust services as well as an increase in service charges earned on deposit accounts.

For the three months ended September 30, 1996 and 1995, securities gains amounted to $117,689 and $111,198, respectively. Gains on loan sales in the third quarter of 1996 amounted to $65,693, compared to losses on sales of loans of $193,143 in the third quarter of 1995. The 1995 amount included a loss of approximately $200,000 resulting from the sale of a pool of loans, most of which were nonperforming.

Total noninterest expense for the quarter ended September 30, 1996 amounted to $5.3 million, an increase of 10.0% from the comparable 1995 amount. This increase was largely attributable to higher salaries and benefits expense resulting from increased staffing levels and normal salary adjustments. In addition, equipment costs were higher due to depreciation expense associated with purchases that occurred in 1995 and in the first half of 1996.


Results of Operations - Nine Months Ended September 30, 1996 and 1995
Net income for the nine months ended September 30, 1996 amounted to $6,356,500, 13.1% higher than the $5,622,060 of net income recorded in the comparable 1995 period. Fully diluted earnings per share for the nine months ended September 30, 1996 amounted to $1.42, up 10.9% over the $1.28 per share earned in the comparable 1995 period.

The increase in net income in 1996 is due to increases in net interest income and noninterest income totaling $1,703,865, which were partially offset by an increase in the provision for loan losses of $175,000 and an increase in noninterest expense of $574,425.

Net interest income for the nine months ended September 30, 1996 increased by 4.1% over the same prior year period. This increase was primarily attributable to higher dividend and interest income from securities, which was partially offset by an increase in interest paid on time deposits and borrowings. (See additional discussion under the caption "Net Interest Income".)

Other noninterest income amounted to $5.8 million for the nine months ended September 30, 1996, up by 13.1% from the comparable 1995 amount of $5.1 million. This increase is primarily due to higher revenues for trust services as well as an increase in service charges earned on deposit accounts.

For the nine months ended September 30, 1996 and 1995, securities gains amounted to $266,026 and $280,408, respectively. Gains on loan sales for the 1996 year-to-date period amounted to $140,734, compared to losses on sales of loans of $145,068 for the same 1995 period. The 1995 amount includes a loss of approximately $200,000 resulting from the sale of a pool of loans, most of which were nonperforming.

Total noninterest expense for the nine months ended September 30, 1996 amounted to $15.2 million, up 3.9% from the 1995 amount of $14.6 million. Federal Deposit Insurance Corporation premiums for the nine months ended September 30, 1996 were reduced by approximately $467,000 from the comparable 1995 amount due to a reduction in rates paid by banks for deposit insurance premiums. This savings was offset by increases in salaries and benefits and equipment expense. Salaries and benefits were up due to increased staffing levels and normal salary adjustments, while equipment costs were higher due to depreciation expense associated with purchases that occurred in 1995 and in the first half of 1996.


Average Balances/Net Interest Margin - Fully Taxable Equivalent Basis (FTE)
The following table presents average balance and interest rate information. Tax exempt income is converted to a FTE basis by assuming the applicable federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency.
Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income), are included in amounts presented for loans.

Nine months ended September 30,                           1996                                1995
------------------------------------------ ------------------------------------ ----------------------------------
                                            Average                  Yield/        Average                  Yield/
(Dollars in thousands)                      Balance     Interest       Rate        Balance    Interest        Rate
-------------------------------------- ------------- ------------ ---------- -------------- ----------- -----------
Interest-earning assets:
Residential real estate loans              $174,308      10,781       8.25%      $176,397      11,019        8.33%
Commercial and other loans                  164,909      12,178       9.85%       170,141      12,142        9.52%
Installment loans                            56,066       4,067       9.67%        47,599       3,585       10.04%
-------------------------------------------------------------------------------------------------------------------
   Total loans                              395,283      27,026       9.12%       394,137      26,746        9.05%
Federal funds sold and securities
   purchased under agreements to
   resell                                     4,509         180       5.32%        13,241         575        5.80%
Taxable securities                          114,347       6,469       7.54%        77,201       4,097        7.08%
Nontaxable securities                        15,881         777       6.52%        10,608         523        6.57%
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               530,020      34,452       8.67%       495,187      31,941        8.60%
Non interest-earning assets                  36,940                                36,838
-------------------------------------------------------------------------------------------------------------------
  Total assets                             $566,960                              $532,025
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Savings deposits                           $174,556       2,881       2.20%      $178,519       2,949        2.20%
Time deposits                               231,501       9,294       5.35%       221,956       8,617        5.18%
FHLB advances                                38,637       1,721       5.94%        21,790       1,006        6.15%
Other                                         2,175          90       5.48%           442          19        5.89%
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities
                                            446,869      13,986       4.17%       422,707      12,591        3.97%
Non interest-bearing liabilities             64,761                                60,534
-------------------------------------------------------------------------------------------------------------------
Total liabilities                           511,630                               483,241
Total shareholders' equity                   55,330                                48,784
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                   $566,960                              $532,025
-------------------------------------------------------------------------------------------------------------------
  Net interest income /
    interest rate spread                                $20,466       4.50%                   $19,350        4.63%
-------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                 5.15%                                  5.21%
-------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency (in thousands):

                             September 30, 1996         September 30, 1995
--------------------------- -------------------        -----------------------
Commercial and other loans         $62                            $63
Nontaxable debt securities         527                            337
Corporate stocks                   352                            187

Net Interest Income
(The accompanying schedule on the previous page should be read in conjunction with this discussion.)

FTE net interest income for the nine months ended September 30, 1996 amounted to $20.5 million, up by approximately $1.1 million, or 5.8%, over the same 1995 period. The growth in interest-earning assets, as well as an increase in the overall rate earned on those assets, were responsible for the improvement in net interest income. The interest rate spread and the net interest margin for the nine months ended September 30, 1996 amounted to 4.50% and 5.15%, respectively. Comparable amounts for 1995 were 4.63% and 5.21%, respectively.

For the nine months ended September 30, 1996, average interest-earning assets amounted to $530.0 million, an increase of $34.8 million, or 7.0%, over the comparable 1995 amount. The FTE rate of return on average interest-earning assets was 8.67% for the nine months ended September 30, 1996, up from 8.60% for the same 1995 period. The growth in average interest-earning assets was due to the increase in average taxable securities, which were up by $37.1 million, or 48.1%, from the 1995 amount. The increase in average taxable securities resulted primarily from an investment leverage program which was implemented in the second quarter of 1996. The objective of the program is to increase net interest income and improve returns on equity, while incurring limited interest rate risk. Approximately $50 million of adjustable rate mortgage-backed securities were purchased under this program and funded with Federal Home Loan Bank (FHLB) advances with similar interest rate repricing characteristics.

For the nine months ended September 30, 1996, the FTE yield on taxable securities rose by 46 basis points over the prior year, to 7.54%, as a result of a change in the mix of securities. During this same period, average U.S.
Treasury obligations comprised 37% of total average taxable securities, down from 59% for the comparable 1995 period, due largely to the purchase of higher-yielding mortgage-backed securities under the investment leverage program. The additional growth in mortgage-backed securities and corporate stocks resulted from maturing short-term investments and liquidity generated from deposit growth. (See notes 2 and 3 to the Consolidated Financial Statements for more information on the composition of securities.)

The overall yield on average total loans amounted to 9.12% for the nine months ended September 30, 1996, up from 9.05% in the comparable 1995 period due to a change in the mix of loans. The average balance of installment loans, the highest yielding loan category, rose by $8.5 million, while the average balance of residential real estate and commercial loans declined by $2.1 million and $5.2 million, respectively. Another factor in the increase in the overall yield on average total loans was the increase in the yield on commercial loans, which rose 33 basis points to 9.85%. Lower levels of nonaccrual commercial loans contributed to this yield improvement. In addition, most commercial loans reprice periodically based upon the prime rate, which was 8.25% at September 30, 1996 versus 8.75% a year earlier; however, this decline in the prime rate was partially offset by payments received under interest rate floor contracts. The interest earned on these contracts, net of floor contract premium amortization, increased interest earned on commercial loans by approximately $134,000, or 11 basis points, for the nine months ended September 30, 1996. The yields on residential real estate and installment loans decreased by 8 basis points and 37 basis points, respectively, from the prior year to date period.

The Corporation's total cost of funds on interest-bearing liabilities amounted to 4.17% for the nine months ended September 30, 1996, up from 3.97% for the comparable 1995 period. This increase was due to increases in the volume of average time deposits and the rate paid on these deposits, as well as higher average FHLB advances outstanding. These factors offset the benefit of an increase in average demand deposits, an interest-free source of funding. Average demand deposits for the nine months ended September 30, 1996 were up by $7.8 million, or 14.6%, from the same prior year period. Average time deposits rose 4.3% from the prior year amount, to $231.5 million. The rate paid on time deposits was 5.35% for the first nine months of 1996, up from 5.18% for the same 1995 period. While average savings deposits for the nine months ended September 30, 1996 declined by 2.2% from the comparable 1995 amount, the rate paid on these deposits remained unchanged from the prior year period at 2.20%.

Average FHLB advances for the nine months ended September 30, 1996 amounted to $38.6 million, up by 77.3% from the $21.8 million average balance for the same 1995 period. The additional advances were used primarily to purchase securities under the investment leverage program implemented in the second quarter of 1996. The average rate paid on FHLB advances for the nine months ended September 30, 1996 was 5.94%, a decrease of 21 basis points from the prior year rate.


Financial Condition and Liquidity
Total assets amounted to $623.4 million at September 30, 1996, an increase of $75.8 million from the December 31, 1995 amount of $547.7 million. Average assets totaled $567.0 million for the nine months ended September 30, 1996, up by 6.6% over the comparable 1995 period.

Securities Available for Sale - The amortized cost of securities available for sale at September 30, 1996 amounted to $138.4 million, an increase of $60.1 million over the December 31, 1995 amount of $78.2 million. Approximately $50.0 million of this increase is attributable to adjustable rate pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies which were purchased under the investment leverage program which began in the second quarter of 1996. (See Net Interest Income for additional discussion of the investment leverage program).

The net unrealized gain on securities available for sale decreased in the nine months ended September 30, 1996 by approximately $660,000. This decline is attributable to the decline in the market value of debt securities resulting from the rise in medium-term and long-term Treasury rates that has occurred since December 31, 1995.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $28.3 million at September 30, 1996, down from $28.9 million at December 31, 1995. The net unrealized gain on securities held to maturity amounted to approximately $38,000 and $560,000 at September 30, 1996 and December 31, 1995, respectively, representing a reduction of $522,000 during this nine-month period. This decline was attributable to the rise in medium-term and long-term Treasury rates occurring since December 31, 1995.

Loans - Total loans amounted to $406.9 million at September 30, 1996, an increase of $20.4 million, or 5.3%, from the December 31, 1995 balance of $386.5 million. All categories of loans exhibited increases over the year-end 1995 amounts. The strong growth in installment loans experienced during 1995 has continued in 1996. As of September 30, 1996, installment loans were up by 10.0% over the December 31, 1995 balance. Demand for commercial loans has improved after being relatively soft during 1995, with the largest increase occurring in the commercial mortgage portfolio. Residential mortgages increased by $4.1 million from the December 31, 1995 balance due to a decision by the Corporation to retain 15-year fixed rate mortgages in its portfolio of loans. The Corporation continues to sell substantially all 30-year fixed rate residential mortgage originations, and has retained servicing rights on all residential mortgage loans sold.

Deposits and Other Borrowings - Total deposits amounted to $471.0 million at September 30, 1996, up by $3.1 million from the December 31, 1995 amount of $467.9 million. Savings and time deposits decreased by 1.1% from the December 31, 1995 balance. Demand deposits increased by 12.6% from the year-end 1995 amount due to the normal seasonal deposit inflow.

The Corporation utilizes FHLB advances as a funding source. FHLB advances amounted to $78.7 million at September 30, 1996, up by $57.7 million from the December 31, 1995 amount. In addition, short-term borrowings outstanding at September 30, 1996 amounted to $10.2 million. The additional FHLB advances and short-term borrowings were used to fund loan growth and to purchase securities under the investment leverage program implemented in the second quarter of 1996. The Corporation is required to maintain a level of investment in FHLB stock which is based on the level of its FHLB advances. As a result of the increase in the FHLB advances during 1996, the Corporation has increased its investment in FHLB stock from $2,995,000 at December 31, 1995 to $7,185,900 at September 30, 1996.

For the nine months ended September 30, 1996, net cash provided by operations amounted to $7.9 million, the majority of which was generated by net income. Proceeds from sales of loans in the first nine months of 1996 amounted to $12.3 million, while loans originated for sale amounted to $11.9 million. Net cash used in investing activities amounted to $87.1 million and was primarily used to purchase securities available for sale and for loan originations. Net cash used in investing activities also included $3.2 million used to purchase premises and equipment. The funding for cash used in investing activities was generated by utilizing cash and cash equivalents, by a net increase in FHLB advances of $57.7 million, and by an increase in short-term borrowings of $10.2 million. (See Consolidated Statements of Cash Flows for additional information.)

During 1996, the Corporation has announced plans to expand its market area into contiguous communities. The Corporation will open a new 5,900 square foot branch office later this year in North Kingstown, Rhode Island. The branch will be a full service banking office, offering deposit and loan services for businesses and consumers, as well as trust and investment services. Plans were also announced to install branches in two supermarkets in early 1997. The branches will offer a complete range of financial products and services. The Corporation has also entered into an agreement to acquire a branch office of a Connecticut bank and its deposits of approximately $10 million. The transaction is expected to become effective during the first quarter of 1997.

Asset Quality

Nonperforming assets are summarized in the following table:


                                                         September 30,        December 31,
(Dollars in thousands)                                       1996                 1995
                                                        ----------------    -----------------
Nonaccrual loans 90 days or more past due                        $3,896             $4,616
Nonaccrual loans less than 90 days past due                       2,356              3,958
                                                         ---------------    ---------------
Total nonaccrual loans                                            6,252              8,574
                                                         ---------------    ---------------
Other real estate owned:
  Properties acquired through foreclosure                         1,721              2,115
  Valuation allowance                                             (310)              (410)
                                                         ---------------    ---------------
Total other real estate owned                                     1,411              1,705
                                                         ---------------    ---------------
Total nonperforming assets                                       $7,663            $10,279
                                                         ---------------    ---------------
Nonaccrual loans as a % of total loans                             1.5%               2.2%
Nonperforming assets as a % of total assets                        1.2%               1.9%
Allowance for loan losses to nonaccrual loans                    134.8%              90.8%


Not included in the analysis of nonperforming assets at September 30, 1996 and December 31, 1995 above are approximately $1.7 million and $257,000, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure. In addition, at September 30, 1996 and December 31, 1995, there were approximately $47,000 and $28,000, respectively, of credit card loans which were 90 days or more past due and still accruing. The average balance and corresponding percentage of net charge-offs on credit card loans for the nine months ended September 30, 1996 amounted to $3,755,000 and 2.4%, respectively. This compares to an average balance and percentage of net charge-offs of $3,609,000 and 1.1%, respectively, for the year ended December 31, 1995.

The following is an analysis of nonaccrual loans by loan category:

                                             September 30,       December 31,
(In thousands)                                   1996                1995
                                            ---------------    ----------------
Residential mortgages                            $2,505             $2,280
Commercial:
   Mortgages                                      1,482              2,798
   Construction and development                     230                280
   Other (1)                                      1,688              2,779
Installment                                         347                437
                                             ---------------    ---------------
Total nonperforming loans                        $6,252             $8,574
                                             ---------------    ---------------

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Impaired loans consist of all nonaccrual commercial loans. At September 30, 1996, the recorded investment in impaired loans was $3,400,000, including $1,902,000 which had a related allowance amounting to $343,000. At December 31, 1995, the recorded investment in impaired loans was $5,855,000, including $4,854,000 which had a related allowance amounting to $953,000. The balance of impaired loans which did not require an allowance at September 30, 1996 and December 31, 1995 was $1,498,000 and $1,001,000, respectively. During the nine months ended September 30, 1996, the average recorded investment in impaired loans was $4,952,000. Also during this period, interest income recognized on impaired loans amounted to approximately $204,000. Interest income on impaired loans is recognized on a cash basis only.

The balance of other real estate owned is comprised of the following types of properties (in thousands):

                                                September 30,      December 31,
                                                     1996              1995
                                               --------------    --------------
Commercial real estate                                $740             $671
Residential real estate                                450              707
Land and other                                         531              737
                                                 -------------    -------------
                                                     1,721            2,115
Valuation allowance                                   (310)            (410)
                                                 -------------    -------------
Total other real estate owned                       $1,411           $1,705
                                                 -------------    -------------


An analysis of the activity relating to other real estate owned for the nine months ended September 30, 1996 follows (in thousands):

Balance at beginning of year                                 $2,115
Transfers from loans, net                                     1,049
Sales and other reductions                                   (1,452)
Other                                                             9
                                                         -----------
                                                              1,721
Valuation allowance                                            (310)
                                                         -----------
Balance at end of period                                     $1,411
                                                         -----------

The following is an analysis of the OREO valuation allowance for the nine months ended September 30, 1996 (in thousands):

Balance at beginning of period                                 $410
Provision charged to expense                                    278
Sales and other reductions                                     (378)
                                                        -------------
Balance at end of period                                       $310
                                                         -----------


Capital Resources
Total equity capital amounted to $57.3 million, or 9.2% of total assets at September 30, 1996. This compares to $52.9 million, or 9.7% at December 31, 1995. Total equity increased by $4.3 million from December 31, 1995, $4.1 million of which is attributable to earnings retention.

The Corporation's total risk-adjusted capital ratio amounted to 15.48% at September 30, 1996. Banks are required to maintain a minimum capital to risk-adjusted asset ratio of 8%. The Corporation's leverage ratio amounted to 8.90% at September 30, 1996, well above the regulatory requirement of 3% for banking organizations with strong earnings, liquidity and asset quality who do not anticipate significant growth and who have well-diversified risk.

Dividends payable at September 30, 1996 amounted to $784,444, representing $.18 per share payable on October 15, 1996, an increase of 12.5% over the $.16 per share declared in the third quarter of 1995. These per share amounts have been adjusted to reflect the 3-for-2 stock split paid in the form of a stock dividend on October 15, 1996 to shareholders of record on October 1, 1996.

The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

In June 1996, the Corporation's Board of Directors approved a program to repurchase up to 87,000 (split-adjusted) or approximately 2% of its outstanding common shares. The Corporation plans to hold the repurchased shares as treasury stock to be used for general corporate purposes. During the third quarter of 1996, shares were repurchased under this program at a total cost of $240,500.

                                                      PART II
                                                 OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2.  Changes in Securities
         None

Item 3.  Defaults upon Senior Securities
         None

Item 4.  Submission of Matters to a Vote of Security Holders
         None

Item 5.  Other Information
         None


Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index

                  Exhibit No.
              Exhibit 11   Statement re Computation of Earnings Per Share

         (b) The following reports on Form 8-K were filed during the quarter ended September 30, 1996:

         On August 23, 1996, a Form 8-K was filed which reported that the Corporation's Board of Directors declared a dividend of one common share purchase right (a "Right") for each share of common stock, par value $.0625 per share (the "Common Shares") outstanding on September 3, 1996 to the shareholders of record on that date.

         On September 19, 1996, a Form 8-K was filed which reported that the Corporation's Board of Directors voted to approve a 3-for-2 stock split on shares on common stock. The stock split, in the form of a stock dividend, was paid on October 15, 1996 to shareholders of record as of October 1, 1996.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 WASHINGTON TRUST BANCORP, INC.
                                                 (Registrant)



November 14, 1996                     By: Joseph J. Kirby
                                      ------------------------
                                      Joseph J. Kirby
                                      Chairman and Chief Executive Officer
                                     (principal executive officer)






November 14, 1996                    By: David V. Devault
                                     -------------------------
                                     David V. Devault
                                     Vice President and Chief Financial Officer
                                    (principal financial officer)