Form 10-K
period 1996-12-31
WASHINGTON TRUST BANCORP INC
filed 1997-03-24
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended     December 31, 1996
                                -----------------------

                                       OR

[  ]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
    ACT OF 1934
    For the transition period from               to
                                   ------------------------------

                        COMMISSION FILE NUMBER: 000-13091

                         WASHINGTON TRUST BANCORP, INC.
                         ------------------------------
             (Exact name of registrant as specified in its charter)


              RHODE ISLAND                                        05-0404671
              ------------                                        ----------
    (State or other jurisdiction of                            (I.R.S. Employer
     incorporation or organization)                          Identification No.)

         23 BROAD STREET, WESTERLY, RHODE ISLAND                     02891
         ---------------------------------------                     -----
         (Address of principal executive offices)                 (Zip Code)

   Registrant's telephone number, including area code       (401) 348-1200

Securities registered pursuant to Section 12(b) of the Act:
     Title of each class           Name of each exchange on which registered
            NONE                                          NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.0625 PAR VALUE PER SHARE
                    ----------------------------------------
                                (Title of class)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $128,982,909 at March 17, 1997 which includes $11,620,375 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of common stock of the registrant outstanding as of March 17, 1997 was 4,372,302.

                                  Page 1 of 90
                             Exhibit Index page 21

                       DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Registrant's 1996 Annual Report to Shareholders. (Parts I, II and IV)

2. Portions of the Registrant's Proxy Statement dated March 19, 1997 for the 1997 Annual Meeting of Shareholders. (Part III)
===============================================================================

                                    FORM 10-K
                         WASHINGTON TRUST BANCORP, INC.
                      For the Year Ended December 31, 1996

                                TABLE OF CONTENTS

              Description                                          Page Number
              -----------                                          -----------
Part I
  Item 1      Business
  Item 2      Properties
  Item 3      Legal Proceedings
  Item 4      Submission of Matters to a Vote of Security Holders
              Executive Officers of the Registrant

Part II
  Item 5      Market for the Registrant's Common Stock
                and Related Stockholder Matters
  Item 6      Selected Financial Data
  Item 7      Management's Discussion and Analysis of Financial
                Condition and Results of Operations
  Item 8      Financial Statements and Supplementary Data
  Item 9      Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure

Part III
 Item 10      Directors and Executive Officers of the Registrant
 Item 11      Executive Compensation
 Item 12      Security Ownership of Certain Beneficial Owners and
                Management
 Item 13      Certain Relationships and Related Transactions

Part IV
 Item 14      Exhibits, Financial Statement Schedules and Reports
               on Form 8-K

Signatures

This report contains forward-looking information, including statements regarding the Corporation's plans, objectives, expectations and intentions. The Corporation's actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, (i) changes in the economy in the geographic region served by the Corporation; (ii) the effect of changes in laws and regulations, including federal and state banking laws and regulations, with which the Corporation must comply; (iii) the effect of changes in accounting policies and practices; (iv) the effect on the Corporation's competitive position within its market area of the increasing consolidation within the banking and financial services industries, including the increased competition from larger regional and out-of-state banking organizations as well as nonbank providers of various financial services; and (v) the effect of changes in interest rates.


                                     PART I
                                     ------

ITEM 1.  BUSINESS
-----------------

WASHINGTON TRUST BANCORP, INC.
Washington Trust Bancorp, Inc. (the "Corporation") is a publicly-owned, registered bank holding company, organized in 1984 under the laws of the state of Rhode Island, whose subsidiaries are permitted to engage in banking and other financial services and businesses. The Corporation conducts its business through its wholly-owned subsidiary, The Washington Trust Company (the "Bank"), a Rhode Island chartered commercial bank. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

The Corporation was formed in 1984 under a plan of reorganization in which outstanding common shares of The Washington Trust Company were exchanged for common shares of Washington Trust Bancorp, Inc. At December 31, 1996 the
Corporation had total consolidated assets of $695 million, deposits of $477 million and equity capital of $59 million.

THE WASHINGTON TRUST COMPANY
The Washington Trust Company was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area. Its current corporate charter dates to 1902. See "Market Area and Competition" below for further information.


The Bank provides a broad range of financial services, including:

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


Automated teller machines (ATMs) are located at each of the Bank's banking offices. The Bank is a member of the NYCE, Plus and Cashstream ATM networks.

Data  processing  for most of the Bank's  deposit  and loan  accounts  and other
applications  is  conducted  internally,  using  owned  equipment.   Application
software is primarily obtained through purchase or licensing agreements.

The Bank's Trust and Investment Department provides fiduciary services as trustee under wills and trust agreements; as executor or administrator of estates; as a provider of agency and custodial investment services to individuals and institutions; and as a trustee for employee benefit plans. The market value of total trust assets amounted to $539 million as of December 31, 1996.

The Bank's primary source of income is net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing deposits and other borrowed funds. Sources of noninterest income include fees for management of customer investment portfolios, trusts and estates, service charges on deposit accounts, merchant processing fees and other banking-related fees. Noninterest expenses include the provision for loan losses, salaries and employee benefits, occupancy, equipment, office supplies, merchant processing, deposit taxes and assessments, advertising and promotion and other administrative expenses.

The following is a summary of the relative amounts of income producing functions as a percentage of gross operating income during the past five years:

                                            1996         1995         1994         1993         1992
                                            ----         ----         ----         ----         ----
Interest and fees on:
   Residential real estate loans             27%          29%          31%          33%          37%
   Commercial and other loans                30           33           32           30           31
   Consumer loans                            10           10            9            8            9
--------------------------------------- ------------ ------------ ------------ ------------ ------------

   Total loan income                         67           72           72           71           77

Interest and dividends on securities         18           13           13           13            9
Trust income                                  7            7            7            7            6
Other noninterest income                      8            8            8            9            8
--------------------------------------- ------------ ------------ ------------ ------------ ------------

Gross operating income                      100%         100%         100%         100%         100%
--------------------------------------- ------------ ------------ ------------ ------------ ------------

The percentage of gross income derived from interest and fees on loans was 67% in 1996, down from a five-year high of 77% in 1992, primarily due to a higher level of securities as a percentage of total assets. (See the caption "Securities" included in Management's Analysis of Financial Statements of the Corporation's 1996 Annual Report to Shareholders incorporated herein by reference.)


MARKET AREA AND COMPETITION
The Bank's market area includes Washington County and a portion of Kent County in southern Rhode Island, as well as a portion of New London County in southeastern Connecticut. The Bank operates seven banking offices in these Rhode Island counties and opened its first banking office in Connecticut in March 1997. The locations of the banking offices are as follows:

Westerly, RI (2 locations)  Charlestown, RI        Narragansett, RI
Richmond, RI             North Kingstown, RI    New Shoreham (Block Island), RI
Mystic, CT

The Bank's banking offices in Charlestown and on Block Island are the only bank facilities in those Rhode Island communities. The North Kingstown branch facility opened in February 1997 and the Mystic branch was acquired from another bank in March 1997. Additionally, the Bank plans to open two supermarket branches during the second quarter of 1997.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. The Bank had 29% of total deposits reported by financial institutions for banking offices within its market area as of June 30, 1996. The closest competitor held 24%, and the second closest competitor held 18% of total deposits in the market area. The Corporation believes that being the largest commercial banking institution headquartered within the market area provides a competitive advantage over other financial institutions. The Bank has a marketing department which is responsible for the review of existing products and services and the development of new products and services.

EMPLOYEES
As of December 31, 1996 the Corporation employed approximately 274 full-time and 39 part-time employees, an increase of 7.1% over 1995. Additional staffing was added primarily to accommodate the banking offices scheduled to open in early 1997. Management believes that its employee relations are good.

SUPERVISION AND REGULATION
General - The business in which the Corporation and the Bank are engaged is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other agencies of federal and state government. The supervisory and regulatory activities of these authorities are often intended primarily for the protection of customers or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Corporation and the Bank, nor intended for the protection of the Corporation's shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Proposals to change regulations and laws which affect the banking industry are frequently raised at the federal and state level. The potential impact on the Corporation of any future revisions to the supervisory or regulatory structure cannot be determined.

The Corporation and the Bank are required by various authorities to file extensive periodic reports of financial and other information and such other reports as the regulatory and supervisory authorities may require. The
Corporation is also subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended.

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

The Bank is subject to the supervision of, and examination by, the FDIC and the State of Rhode Island. The Bank is also subject to various Rhode Island business and banking regulations.

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) - Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.

FDICIA established five capital tiers, ranging from "well-capitalized" to "critically undercapitalized." A depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. At December 31, 1996, the Bank's capital ratios placed it in the well-capitalized category. Reference is made to Note 15 to the Corporation's Consolidated Financial Statements included in its 1996 Annual Report to Shareholders incorporated herein by reference for additional discussion of the Corporation's regulatory capital requirements.

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

Riegle-Neal  Interstate Banking and Branching Efficiency Act of 1994 (Interstate
Act) - The Interstate Act permits adequately capitalized bank holding companies to acquire banks in any state subject to certain concentration limits and other conditions. Also, effective June 1, 1997, the Interstate Act will authorize the interstate merger of banks, subject to the right of individual states to "opt in" or "opt out" of this authority prior to such date. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. Both Rhode Island and Connecticut, the two states in which the Corporation conducts banking operations, have adopted legislation to "opt in" to interstate merger and branching provisions that effectively eliminated state law barriers.

Dividend Restrictions - The Corporation's revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 15 to the Corporation's Consolidated Financial Statements included in its 1996 Annual Report to Shareholders incorporated herein by reference for additional discussion of the Corporation's ability to pay dividends.

Capital Guidelines - Regulatory guidelines have been established that require bank holding companies and banks to maintain minimum ratios of capital to risk-adjusted assets. Banks are required to have minimum core capital (Tier 1) of 4% and total risk-adjusted capital (Tier 1 and Tier 2) of 8%. For the Corporation, Tier 1 capital is essentially equal to shareholders' equity excluding the net unrealized gain on securities available for sale. Tier 2 capital consists of a portion of the allowance for loan losses (limited to 1.25% of total risk-weighted assets). As of December 31, 1996, net risk-weighted assets amounted to $401.3 million, the Tier 1 capital ratio was 13.67% and the total risk-based capital ratio was 14.93%.

The Tier 1 leverage ratio is defined as Tier 1 capital (as defined under the risk-based capital guidelines) divided by average assets (net of intangible assets and excluding the effects of accounting for securities available for sale under SFAS No. 115). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and strong earnings. Other banking organizations are expected to have ratios of at least 4 - 5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The Corporation's Tier 1 leverage ratio was 8.62% as of December 31, 1996. The Federal Reserve has not advised the Corporation of any specific minimum Tier 1 leverage capital ratio applicable to it.



GUIDE 3 STATISTICAL DISCLOSURES
-------------------------------


The following tables contain additional consolidated statistical data about the Corporation and the Bank.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL
-------------------------------------------------------------------------------

A. Average balance sheets are presented on page 21 of the Corporation's 1996 Annual Report to Shareholders under the caption "Average Balances/Net
     Interest Margin (Fully Taxable Equivalent Basis)", and are incorporated herein by reference. Nonaccrual loans are included in average loan balances. Average balances are based upon daily averages.

B. An analysis of net interest earnings, including interest earned and paid, average yields and costs, and net yield on interest-earning assets, is presented on page 21 of the Corporation's 1996 Annual Report to Shareholders under the caption "Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)", and is incorporated herein by reference.

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

C. An analysis of rate/volume changes in interest income and interest expense is presented on page 22 of the Corporation's 1996 Annual Report to Shareholders under the caption "Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)", and is incorporated herein by reference. The net change attributable to both volume and rate has been allocated proportionately.


II.  SECURITIES HELD TO MATURITY AND SECURITIES AVAILABLE FOR SALE
------------------------------------------------------------------

A. The carrying amounts of securities held to maturity as of the dates indicated are presented in the following table:


      December 31,                                      1996                  1995                  1994
      ----------------------------------------   -------------------- --------------------- --------------------
      U.S. Treasury obligations and
         obligations of U.S. government-
         sponsored agencies                            $        --           $        --          $20,413,017
      Mortgage-backed securities                        12,343,916            13,947,011           21,696,508
      States and political subdivisions                 15,581,939            14,925,980           10,387,091
      ----------------------------------------  --------------------- --------------------- --------------------

                                                       $27,925,855           $28,872,991          $52,496,616
      ----------------------------------------  --------------------- --------------------- --------------------


     The carrying amounts of securities available for sale as of the dates indicated are summarized in the table below. Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). The Statement requires that securities available for sale be reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax, until realized. Therefore, the carrying value of securities available for sale presented below is equal to market value.

      December 31,                                             1996                 1995                 1994
      ------------------------------------------- -------------------- -------------------- --------------------
      U.S. Treasury obligations and
         obligations of U.S. government-
         sponsored agencies                            $  49,102,377          $37,877,528          $24,533,220
      Mortgage-backed securities                         128,503,618           30,026,897                   --
      Corporate stocks                                    20,711,458           17,647,910            9,076,095
      ------------------------------------------- -------------------- -------------------- --------------------

                                                        $198,317,453          $85,552,335          $33,609,315
      ------------------------------------------- -------------------- -------------------- --------------------

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

B. Maturities of debt securities as of December 31, 1996 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated prepayments. Yields on tax exempt obligations were not computed on a tax equivalent basis.


                                   Mortgage-backed         States and Political
                                      Securities               Subdivisions                Total Debt Securities
                                ------------------------  ------------------------  --------------------------------------
                                            Weighted                  Weighted                 Weighted
                                Amortized    Average      Amortized    Average     Amortized    Average        Fair
      SECURITIES HELD TO           Cost       Yield         Cost        Yield        Cost        Yield         Value
      MATURITY
                                ------------------------  ------------------------  -----------------------  -------------
      Due in 1 year or less      $1,796,251      7.66%     $1,485,770      4.34%    $3,282,021      6.16%     $3,315,110

      After 1 year but within     5,425,184      7.66      13,279,707      4.25     18,704,891      5.23      18,786,147
      5 years

      After 5 years but within    3,866,478      7.64         517,088      4.27      4,383,566      7.24       4,439,374
      10 years

      After 10 years              1,256,003      7.87         299,374      3.82      1,555,377      7.09       1,573,796
                                ------------------------  ------------------------  -----------------------  -------------

      Totals                    $12,343,916      7.67%    $15,581,939      4.25%   $27,925,855      5.76%    $28,114,427
                                ------------------------  ------------------------  -----------------------  -------------


                                    U.S. Treasury
                                   obligations and
                                 obligations of U.S.          Mortgage-backed
                                 government-sponsored           Securities                   Total Debt Securities
                                       agencies
                                ------------------------  -------------------------  ---------------------------------------
                                            Weighted                   Weighted                  Weighted
                                Amortized    Average      Amortized     Average      Amortized    Average        Fair
      SECURITIES AVAILABLE FOR     Cost       Yield          Cost        Yield         Cost        Yield         Value
      SALE
                                ------------------------  -------------------------  -------------------------  -------------
      Due in 1 year or less      $7,129,827      5.69%     $18,988,404      6.75%     $26,118,231      6.46%    $26,026,634

      After 1 year but within    34,223,151      6.42       48,900,560      6.75       83,123,711      6.62      82,868,699
      5 years

      After 5 years but within    6,868,943      6.79       25,459,500      6.79       32,328,443      6.79      32,301,117
      10 years

      After 10 years                491,675     13.00       35,883,118      6.66       36,374,793      6.75      36,409,545
                                ------------------------  -------------------------  ------------------------ --------------

      Totals                    $48,713,596      6.43%    $129,231,582      6.73%    $177,945,178      6.65%   $177,605,995
                                ------------------------  -------------------------  ------------------------- -------------


C.    Not applicable.


III.  LOAN PORTFOLIO
--------------------

A. The following table sets forth the composition of the Corporation's loan portfolio for each of the past five years:

    December 31,                             1996             1995             1994             1993             1992
    ---------------------------------- ----------------- ---------------- ---------------- ---------------- ----------------
    Residential real estate:
        Mortgages                          $171,422,970     $167,510,929     $170,366,731     $153,506,179     $142,322,653
        Homeowner construction                4,631,288        3,071,177        6,933,793        6,120,171        5,124,603
                                       ----------------- ---------------- ---------------- ---------------- ----------------

    Total residential real estate           176,054,258      170,582,106      177,300,524      159,626,350      147,447,256

                                       ----------------- ---------------- ---------------- ---------------- ----------------
    Commercial:
        Mortgages:                           66,223,610       58,837,483       56,014,628       49,194,243       41,952,619
        Construction and development          4,173,630        5,968,404       12,089,966       10,719,271       11,923,274
        Other                               109,485,405       96,830,889      103,334,837      103,721,694      100,013,004
                                       ----------------- ---------------- ---------------- ---------------- ----------------

    Total commercial                        179,882,645      161,636,776      171,439,431      163,635,208      153,888,897

                                       ----------------- ---------------- ---------------- ---------------- ----------------

    Consumer                                 63,056,511       54,240,010       45,186,245       34,100,374       32,645,643

                                       ----------------- ---------------- ---------------- ---------------- ----------------

                                           $418,993,414     $386,458,892     $393,926,200     $357,361,932     $333,981,796
                                       ----------------- ---------------- ---------------- ---------------- ----------------


B.   An analysis of the maturity and interest  rate  sensitivity  of Real Estate
     Construction and Other Commercial loans as of December 31, 1996 follows:


                                                   One Year        One to five       After five
      Matures in:                                  or Less            Years            Years            Total
      ---------------------------------------- ----------------- ---------------- ----------------- ---------------
      Construction and development (*)              $2,249,583         $759,049        $5,796,286       $8,804,918
      Commercial - other                            41,675,601       44,318,590        23,491,214      109,485,405
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

                                                   $43,925,184      $45,077,639       $29,287,500     $118,290,323
      --------------------------------------- ----------------- ---------------- ----------------- ----------------

     (*) Includes homeowner construction and commercial construction and development. Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

     Sensitivity to changes in interest rates for all such loans due after one year is as follows:

                                                                       Floating or
                                            Predetermined              Adjustable
                                                Rates                     Rates              Totals
                                          ------------------- ------------------------------ -----------
      Principal due after one year             $18,143,168               $56,221,971        $74,365,139
                                         ------------------ ------------------------- ------------------



C.   Risk Elements
     Reference is made to the caption "Asset Quality" included in Management's Analysis of Financial Statements on pages 25-28 of the Corporation's 1996 Annual Report to Shareholders incorporated herein by reference. Included therein is a discussion of the Corporation's credit review and accounting practices, as well as information relevant to nonperforming assets at December 31, 1996.

1.    Nonaccrual, Past Due and Restructured Loans.

     a)   Nonaccrual loans as of the dates indicated were as follows:


      December 31,            1996               1995              1994               1993              1992
      ----------------- ------------------ ----------------- ------------------ ----------------- -----------------
                               $7,542,400        $8,573,656        $10,911,999       $16,221,963       $21,306,840
                        ------------------ ----------------- ------------------ ----------------- -----------------




    Loans, with the exception of credit card loans and certain well-secured residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but not collected on such loans is reversed against current period income. Cash receipts on nonaccrual loans are recorded as interest income, or as a reduction of principal if full collection of the loan is doubtful or if impairment of the collateral is identified. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower had demonstrated an ability to comply with repayment terms, and when, in management's opinion, the loans are considered to be fully collectible.

    For the year ended December 31, 1996, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $843,000. Interest recognized on these loans amounted to approximately $495,000.

    There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 1996.

     b) Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:

      December 31,            1996               1995              1994               1993              1992
      ----------------- ------------------ ----------------- ------------------ ----------------- -----------------
                           $1,446,967          $256,276           $24,124           $22,455           $42,648
                        ------------------ ----------------- ------------------ ----------------- -----------------

     c)   Restructured accruing loans for the dates indicated were as follows:
      December 31,            1996               1995              1994               1993              1992
      ----------------- ------------------ ----------------- ------------------ ----------------- -----------------
                        $        --        $        --           $364,824       $        --          $1,476,000
                        ------------------ ----------------- ------------------ ----------------- -----------------


    Restructured accruing loans include those for which concessions, such as reduction of interest rates other than normal market rate adjustments or deferral of principal or interest payments, have been granted due to a borrower's financial condition. Interest on restructured loans is accrued at the reduced rate. No loans were restructured during 1996.

2.   Potential Problem Loans.
     Potential problem loans consist of certain accruing commercial loans that were less than 90 days past due at December 31, 1996, but were identified by management of the Bank as potential problem loans. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in Section III.C.1 above. At December 31, 1996, potential problem loans amounted to approximately $5.2 million. The Corporation's loan policy provides guidelines for the review of such loans in order to facilitate collection.

      Depending on future events, the potential problem loans referred to above, and others not currently identified, could be classified as nonperforming in the future.

3.   Foreign Outstandings.         None

4. Loan Concentrations. The Corporation has no concentration of loans which exceed 10% of its total loans except as disclosed by types of loan in
     Section III.A.

D.   Other Interest-Bearing Assets:        None


IV.  SUMMARY OF LOAN LOSS EXPERIENCE
------------------------------------

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

     Analysis of the Allowance for Loan Losses

      December 31,                              1996           1995           1994            1993            1992
      ------------------------------------- -------------- -------------- -------------- --------------- ---------------
      Balance at beginning of year             $7,784,516     $9,327,942     $9,089,775      $7,872,351      $6,474,272
      Charge-offs (domestic):
         Residential:
           Mortgages                              147,107        301,182        158,526         203,472         260,848
           Homeowner construction                      --             --             --             --              --
         Commercial:
           Mortgages                              320,834        795,858        405,624         927,720          24,154
           Construction and development            15,000        526,224          9,240             --          114,315
           Other                                  414,678      1,451,066        512,020         374,424       2,522,916
         Consumer                                 375,529        341,737        250,840         375,575         494,756
                                            -------------- -------------- -------------- --------------- ---------------

           Total charge-offs                    1,273,148      3,416,067      1,336,260       1,884,191       3,416,989

                                            -------------- -------------- -------------- --------------- ---------------

      Recoveries (domestic):
         Residential:
           Mortgages                               10,571        114,083         21,329           2,278             --
           Homeowner construction                      --             --             --             --              --
        Commercial:
           Mortgages                               31,198         13,384         21,830          84,351             200
           Construction and development                --             --         10,948         20,756           29,424
           Other                                  628,095        217,078        188,722         174,976         192,844
        Consumer                                  113,906        128,096         74,686          44,847          62,524
                                            -------------- -------------- -------------- --------------- ---------------

           Total recoveries                       783,770        472,641        317,515         327,208         284,992

                                            -------------- -------------- -------------- --------------- ---------------
      Net charge-offs                             489,378      2,943,426      1,018,745       1,556,983       3,131.997
      Additions charged to earnings             1,200,000      1,400,000      1,256,912       2,774,407       4,530,076
                                            -------------- -------------- -------------- --------------- ---------------

      Balance at end of year                   $8,495,138     $7,784,516     $9,327,942      $9,089,775      $7,872,351
                                            -------------- -------------- -------------- --------------- ---------------

      Net charge-offs to average loans               .12%           .75%           .27%            .45%            .87%
                                            -------------- -------------- -------------- --------------- ---------------



B.    The following table presents the allocation of the allowance for loan losses.

    December 31,                          1996         1995         1994         1993          1992
    ---------------------------------- ------------ ------------ ------------ ------------ -------------
    Residential:
       Mortgages                        $1,229,578    1,066,281    1,134,916    1,136,341     1,132,855
       % of these loans to all loans         40.9%        43.4%        43.2%        43.0%         42.6%

       Homeowner construction               33,219       19,412       44,047       33,661        35,222
       % of these loans to all loans          1.1%          .8%         1.8%         1.7%          1.5%

    Commercial:
       Mortgages                         1,189,194    1,640,176    1,364,993    1,246,070     1,253,447
       % of these loans to all loans         15.8%        15.2%        14.2%        13.8%         12.6%

       Construction and development         49,015      133,754      275,681      150,110       247,535
       % of these loans to all loans          1.0%         1.5%         3.1%         3.0%          3.6%

       Other                             2,447,990    2,245,789    2,870,242    2,890,785     2,899,120
       % of these loans to all loans         26.1%        25.1%        26.2%        29.0%         29.9%

    Consumer                             1,084,583      911,069      862,323      561,177       694,390
    % of these loans to all loans            15.1%        14.0%        11.5%         9.5%          9.8%

    Unallocated                          2,461,559    1,768,035    2,775,740    3,071,631     1,609,782
                                       ------------ ------------ ------------ ------------ -------------

                                        $8,495,138    7,784,516    9,327,942    9,089,775     7,872,351
                                            100.0%       100.0%       100.0%       100.0%        100.0%
                                       ------------ ------------ ------------ ------------ -------------


V.  DEPOSITS
------------

A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

                                          1996                         1995                         1994
                               ---------------------------- ---------------------------- ----------------------------
                                  Average        Average       Average        Average       Average        Average
                                   Amount       Rate Paid       Amount       Rate Paid       Amount       Rate Paid
                               --------------- ------------ --------------- ------------ --------------- ------------
       Demand deposits            $62,464,000          --      $55,189,000          --      $49,369,000          --
       Savings deposits:
           Regular                 90,829,000        2.70%      92,739,000        2.69%      98,851,000        2.70%
           NOW                     56,732,000        1.30%      55,831,000        1.39%      57,834,000        1.36%
           Money market            27,004,000        2.24%      30,096,000        2.23%      40,101,000        2.17%
                               ---------------              ---------------              ---------------

           Total savings          174,565,000        2.18%     178,666,000        2.21%     196,786,000        2.20%

       Time deposits              232,007,000        5.38%     224,169,000        5.25%     183,950,000        4.30%
                               ---------------              ---------------              ---------------

            Total deposits       $469,036,000                 $458,024,000                 $430,105,000
                               ---------------              ---------------              ---------------



B.    Not Applicable

C.    Not Applicable

D.   The  maturity  schedule of time  deposits in amounts of $100,000 or more at
     December 31, 1996 was as follows:
                                                   Over 3            Over 6
                                  3 months         through          through           Over 12
                                  or less         6 months         12 months           months             Total
                               --------------- ---------------- ----------------- ----------------- ------------------
      Time remaining
       until maturity:            $24,057,153       4,022,435        4,974,986         6,726,994          $39,781,568
                               --------------- --------------- ---------------- ----------------- --------------------

E.    Not applicable


VI.  RETURN ON EQUITY AND ASSETS
--------------------------------

                                                                     1996         1995          1994
      --------------------------------------------------------- ------------- ------------- -------------
      Return on average assets                                         1.44%         1.44%         1.25%
      Return on average shareholders' equity                          14.95%        15.47%        14.11%
      Dividend payout ratio                                           36.55%        33.97%        33.02%
      Average equity to average total assets                           9.61%         9.31%         8.84%


VII.  SHORT-TERM BORROWINGS
---------------------------

Short-term borrowings consist of securities sold under agreements to repurchase and federal funds purchased. Securities sold under agreements to repurchase generally mature within 90 days. Federal funds purchased generally mature the following day.

At December 31, 1996, short-term borrowings consisted solely of securities sold under agreements to repurchase. The balance at December 31, 1996 and weighted average rate paid on these short-term borrowings amounted to $14 million and 5.68%, respectively.

The following is a summary of amounts relating to short-term borrowings:


Years ended December 31,                                          1996              1995                    1994
------------------------------------------------------------ ---------------- ----------------- -----------------
Maximum amount outstanding at any month-end                      $14,000,000          $     --        $4,908,500

Average amount outstanding                                        $3,260,035           $93,471        $1,160,354
Weighted average yield                                                  5.59%            5.88%             4.22%
                                                             ---------------- ----------------- -----------------


ITEM 2.  PROPERTIES
-------------------
At December 31, 1996 the Corporation operated six facilities including its main office located in Westerly, Rhode Island and five branch banking facilities located in Westerly, Charlestown, Narragansett, Richmond and Block Island, Rhode Island. All sites are owned, except for the Block Island branch facility, which is leased. The main office premises, which contain the corporate offices and a banking facility, consist of a five story building and an adjacent two story building. The buildings, which are connected, contain approximately 50,000 square feet of space, 42,000 square feet of which is occupied by the Corporation. The remaining space is leased to merchant and professional tenants under short-term lease arrangements and could be used for expansion of the Corporation's offices. In 1996, the Corporation built a three story, 15,000 square foot building adjacent to its main office. The Trust and Investment Department occupies two of the three floors, while the third floor is unfinished and available for expansion. The main office location also contains a three level retail parking garage with 80,000 square feet of space.

The Charlestown banking office opened in 1988 in a newly constructed facility. The Narragansett banking office began operations in 1989 in a building which had been acquired in 1988 and was completely renovated. A major renovation and expansion of the Richmond banking office was completed in January of 1990. The Richmond site also contains a separate building operated as a restaurant by a restaurant chain under a long-term lease.

During 1996, the Corporation constructed a new 5,700 square foot branch office in North Kingstown, Rhode Island. This branch office opened in February 1997. In March 1997, the Corporation acquired a branch in Mystic, Connecticut from another bank. The office consists of a 2,800 square foot facility which is leased. Additionally, the Corporation plans to open two supermarket branches during the second quarter of 1997. These facilities expansion plans, along with existing structures, are adequate to meet the Corporation's facilities needs for the foreseeable future.


ITEM 3.  LEGAL PROCEEDINGS
--------------------------
On January 28, 1997, a suit was filed against the Bank in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company
("Maxson"), a corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president and treasurer. The suit alleges that the Bank wrongly permitted this individual, while an officer of Maxson, to divert funds from Maxson's account at the Bank for his personal benefit. The claims against the Bank are based upon theories of breach of fiduciary duties, negligence, breach of contract, unjust enrichment and conversion.

The suit seeks recovery for losses directly related to the embezzlement of approximately $3 million, as well as consequential damages amounting to approximately $2.7 million.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has meritorious defenses in this litigation. Additionally, the Bank has filed counterclaims against Maxson and its principal shareholder as well as claims against the officer responsible for the embezzlement. The Bank intends to vigorously defend the suit as well as to vigorously pursue its counterclaims. Management and legal counsel are unable to form an opinion regarding the outcome of this matter. Consequently, no loss provision has been recorded.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1996.



EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------
The following is a list of all executive officers of the Corporation and the Bank with their titles, ages, and length of service with the Corporation.

                                                                  Years of
Officers of the Corporation                               Age     service (1)
---------------------------                               ---     -----------
Joseph J. Kirby         Chief Executive Officer            65         34

John C. Warren          President and Chief Operating
                          Officer                          51         1

David V. Devault, CPA   Vice President and
                          Chief Financial Officer          42        10

Louis J. Luzzi          Vice President and Treasurer       55        36

Harvey C. Perry II      Vice President and Secretary       46        22

(1) Includes years of service with the Bank.

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

Harvey C. Perry II joined the Bank in 1974 and was elected Assistant Trust Officer in 1977, Trust Officer in 1981 and Secretary and Trust Officer in 1982. He was elected Vice President and Secretary of the Corporation and the Bank in 1984, and Senior Vice President and Secretary of the Bank in 1990.



                                                                      Years of
Officers of the Bank                                           Age     Service
--------------------                                           ---     -------
Stephen M. Bessette        Senior Vice President -
                             Retail Lending                     49         0

Vernon F. Bliven           Senior Vice President -
                             Human Resources                    47         24

Robert G. Cocks, Jr.       Senior Vice President - Lending      52         4

Louis W. Gingerella, Jr.   Senior Vice President -
                             Credit Administration              44         6

B. Michael Rauh, Jr.       Senior Vice President -
                             Retail Banking                     37         5


Stephen M. Bessette joined the Bank in February 1997 as Senior Vice President - Retail Lending. Prior to joining the Bank he held the position of Executive Vice President at Ameristone Mortgage Corporation since June 1995. From February 1993 to May 1995 he held the position of President at New England Pacific Mortgage Company, Inc. He was Executive Vice President at Old Stone Development Corporation from May 1990 to January 1993.

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



                                    PART II
                                    -------

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------
The Corporation's common stock has traded on the Nasdaq National Market tier of The Nasdaq Stock Market since May 1996. Previously, the Corporation's stock traded on the Nasdaq Small-Cap Market since June 1992, and had been listed on the Nasdaq Over-The-Counter Market system since June 1987.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 1996 and 1995 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter. Stock price and dividend amounts for 1995 and for the first and second quarters of 1996 have been restated to reflect a 3-for-2 stock split paid in the form of a stock dividend on October 15, 1996.


1996 QUARTERS                             1             2             3             4
----------------------------------- ------------ ------------- ------------- -------------
Stock prices:
  high                                  20.33         24.33         27.33         34.00
  low                                   18.33         19.50         23.67         26.67

Cash dividend declared                    .17           .18           .18           .18

1995 QUARTERS                             1             2             3             4
----------------------------------- ------------ ------------- ------------- -------------
Stock prices:
  high                                  15.00         18.33         18.67         20.00
  low                                   12.67         13.67         17.33         17.33

Cash dividend declared                    .14           .15           .16           .16


The Corporation will continue to review future common stock dividends based on profitability, financial resources and economic conditions. The Corporation has recorded consecutive quarterly dividends for over one hundred years. On March 20, 1997, the Corporation's Board of Directors declared a cash dividend of $.19 per share, an increase of 5.6% over the previous dividend amount. The dividend is payable April 15, 1997 to shareholders of record as of April 3, 1997.

The Corporation's primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank. A discussion of the restrictions on the advance of funds or payment of dividends to the Corporation is included in Note 15 to the consolidated financial statements included in the 1996 Annual Report to Shareholders which is incorporated herein by reference.

At March 17, 1997 there were 1,453 holders of record of the Corporation's common stock.


Recent Sales of Unregistered Securities
---------------------------------------
As of October 1, 1996, pursuant to the Corporation's 1996 Directors' Stock Plan, the Corporation made a one-time grant of 9,554 shares of its Common Stock, subject to certain restrictions, to certain of its non-employee directors in consideration of the termination of the Corporation's Outside Director Retainer Continuation Plan. The Corporation issued that number of shares to each such director which was equivalent in value to the accrued benefit actuarially determined for such director with respect to service rendered as a director through September 30, 1996, using a per share price of $22.23. The aggregate value of the restricted shares issued, using this per share price, was $212,385. An additional 1,698 unrestricted shares of Common Stock were issued to certain other non-employee directors; these shares were registered by the Corporation on Form S-8.

With regard to the foregoing transaction, the Company relied upon Section 4(2) of the Act, as an exemption from the registration requirements of the Act. No commissions were paid to any underwriter in connection with the securities issued in the foregoing transaction.


ITEM 6.  SELECTED FINANCIAL DATA
--------------------------------

Selected consolidated financial data for the five years ended December 31, 1996 appears under the caption "Five Year Summary of Selected Consolidated Financial Data" on page 18 of the Corporation's 1996 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The information required by this Item appears under the caption "Management's Analysis of Financial Statements" on pages 19-30 of the Corporation's 1996 Annual Report to Shareholders which is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
----------------------------------------------------
The financial statements and supplementary data are contained in the Corporation's 1996 Annual Report to Shareholders, filed as Exhibit 13, on the pages indicated in the following table, and are incorporated herein by reference.

                                                                 Page of 1996
                                                                Annual Report
                                                              -----------------
    Consolidated Balance Sheets                                       31
    Consolidated Statements of Income                                 32
    Consolidated Statements of Changes in Shareholders' Equity        33
    Consolidated Statements of Cash Flows                             34
    Notes to Consolidated Financial Statements                        35
    Parent Company Financial Statements                               53
    Independent Auditors' Report                                      55
    Summary of Unaudited Quarterly Financial Information              56



ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------
None.


                                    PART III
                                    --------


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------
Required information regarding directors is presented under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 19, 1997 prepared for the 1997 Annual Meeting of Shareholders and incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I under the caption "Executive Officers of the Registrant".

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement dated March 19, 1997 prepared for the 1997 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

The information required by this Item appears under the caption "Compensation of Directors and Executive Officers Executive Compensation" in the Corporation's Proxy Statement dated March 19, 1997 prepared for the 1997 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

The information required by this Item appears under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 19, 1997 prepared for the 1997 Annual Meeting of Shareholders which is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

The information required by this Item is incorporated herein by reference to the caption "Indebtedness and Other Transactions" in the Corporation's Proxy
Statement dated March 19, 1997 prepared for the 1997 Annual Meeting of Shareholders.


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

(b) No reports on Form 8-K have been filed during the fourth quarter of the year ended December 31, 1996.

(c)   Exhibit Index.
                                                                         Page of
Exhibit Number                                                       this report
--------------------                                               -------------
    3. (i)       Restated articles of incorporation                         (6)
    3. (ii)      By-laws of the Corporation                                 (2)
    4            Rights Agreement between the Registrant and The Washington
                 Trust Company dated as of August 15, 1996                  (3)
  * 10.1         Supplemental Pension Benefit and Profit Sharing Plan       (1)
  * 10.2         Short Term Incentive Plan                                  (4)
  * 10.3         Plan for Deferral of Directors' Fees                       (1)
  * 10.4         Amended and Restated 1988 Stock Option Plan                (1)
  * 10.5         Vote of the Board of Directors of the Corporation which
                 constitutes the 1996 Directors' Stock Plan                 (5)

    11           Computation of Earnings Per Share

    13           1996 Annual Report to Shareholders

    21           Subsidiaries of the Registrant

    23           Consent of Independent Auditors


    *  Management contract or compensatory plan or arrangement

  (1) Incorporated herein by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, previously filed with the Commission.
  (2) Incorporated herein by reference to Exhibit 3 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990, previously filed with the Commission.
  (3) Incorporated herein by reference to Exhibit 1 to the Registrant's Registration Statement on Form 8-A (File No. 000-13091) filed with the Commission on August 16, 1996.
  (4) Incorporated herein by reference to Exhibit 10 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993, previously filed with the Commission.
  (5) Incorporated herein by reference to Exhibit 99.2 to the Registrant's Registration Statement on Form S-8, (File No. 333-13167) filed with the Commission on October 1, 1996.
  (6) Incorporated herein by reference to Exhibit 3.(i) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1994, previously filed with the Commission.

(d)   Financial Statement Schedules.
      None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WASHINGTON TRUST BANCORP, INC.
                                         -------------------------------
                                                  (Registrant)

       Date  March 20, 1997           By Joseph J. Kirby
             --------------              ---------------
                                         Joseph J. Kirby, Chairman, Chief
                                          Executive Officer and Director

       Date  March 20, 1997           By David V. Devault
            ---------------              ----------------
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



       Date  March 20, 1997                   Gary P. Bennett
             --------------                   --------------------------------
                                              Gary P. Bennett, Director

       Date  March 20, 1997                   Steven J. Crandall
             --------------                   --------------------------------
                                              Steven J. Crandall, Director

       Date  March 20, 1997                   Richard A. Grills
             --------------                   --------------------------------
                                              Richard A. Grills, Director

       Date  March 20, 1997                   Larry J. Hirsch
             --------------                   --------------------------------
                                              Larry J. Hirsch, Director

       Date  March 20, 1997                   Katherine W. Hoxsie
             --------------                   --------------------------------
                                               Katherine W. Hoxsie, Director

       Date
             --------------                   --------------------------------
                                              Mary E. Kennard, Director

       Date  March 20, 1997                   James W. McCormick, Jr.
             --------------                   --------------------------------
                                              James W. McCormick, Jr., Director

       Date  March 20, 1997                   Brendan P. O'Donnell
             --------------                   --------------------------------
                                              Brendan P. O'Donnell, Director

       Date  March 20, 1997                   Victor J. Orsinger II
             --------------                   --------------------------------
                                              Victor J. Orsinger II, Director

       Date  March 20, 1997                   Anthony J. Rose, Jr.
             --------------                   --------------------------------
                                              Anthony J. Rose, Jr., Director

       Date  March 20, 1997                   James P. Sullivan
             --------------                   --------------------------------
                                              James P. Sullivan, Director

       Date  March 20, 1997                   Neil H. Thorp
             --------------                   --------------------------------
                                              Neil H. Thorp, Director

       Date  March 20, 1997                   John C. Warren
             --------------                   --------------------------------
                                              John C. Warren, President, Chief
                                              Operating Officer and Director