Form 10-Q
period 1997-03-31
WASHINGTON TRUST BANCORP INC
filed 1997-05-15
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q


(Mark One)
[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended          MARCH 31, 1997
                                              --------------------------

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
       EXCHANGE ACT OF 1934
           For the transition period from                to
                                              -------------------------

           Commission file Number                     0-13091
                                              -------------------------

                         WASHINGTON TRUST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

          RHODE ISLAND                                     05-0404671
 ---------------------------------                 -------------------------
  (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                     Identification No.)

 23 BROAD STREET, WESTERLY, RHODE ISLAND                    02891
 ----------------------------------------               -------------
 (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code      (401) 348-1200
                                                        ---------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. [ X ]Yes [   ]No




The number of shares of common stock of the registrant outstanding as of May 2, 1997 was 4,380,766.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
Form 10-Q For The Quarter Ended March 31, 1997


                                    CONTENTS


                                                                    Page No.
PART I.  ITEM 1. Financial Information

Consolidated Balance Sheets
       March 31, 1997 and December 31, 1996                             3

Consolidated Statements of Income
       Three Months Ended March 31, 1997 and 1996                       4

Consolidated Statements of Changes in Shareholders' Equity
       Three Months Ended March 31, 1997 and 1996                       5

Consolidated Statements of Cash Flows
       Three Months Ended March 31, 1997 and 1996                       6

Condensed Notes to Consolidated Financial Statements                    8


PART I.  ITEM 2.

Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                       10


PART II.  Other Information                                            16


Signatures                                                             16

CONSOLIDATED BALANCE SHEETS
Washington Trust Bancorp, Inc. and Subsidiary

                                                                                  March 31,       December 31,
(Dollars in thousands)                                                               1997             1996

---------------------------------------------------------------------------- ---------------- -----------------

ASSETS:
Cash and due from banks                                                              $16,072           $17,418
Federal funds sold                                                                     9,050             1,548
Mortgage loans held for sale                                                             521               744
Securities:
   Available for sale, at fair value                                                 252,090           198,317
   Held to maturity, at cost; fair value $27.5 million
     in 1997 and $28.1 million in 1996                                                27,574            27,926
---------------------------------------------------------------------------- ---------------- -----------------

     Total securities                                                                279,664           226,243

Federal Home Loan Bank stock, at cost                                                 16,255            11,683

Loans                                                                                425,194           418,993
Less allowance for loan losses                                                         8,585             8,495
---------------------------------------------------------------------------- ---------------- -----------------

   Net loans                                                                         416,609           410,498

Premises and equipment, net                                                           20,229            19,040
Accrued interest receivable                                                            5,136             4,160
Other real estate owned, net                                                           1,218             1,090
Other assets                                                                           4,459             2,522
---------------------------------------------------------------------------- ---------------- -----------------

     Total assets                                                                   $769,213          $694,946


---------------------------------------------------------------------------- ---------------- -----------------

LIABILITIES:

Deposits:
   Demand                                                                            $64,399           $65,014
   Savings                                                                           175,982           170,172
   Time                                                                              248,713           241,375
---------------------------------------------------------------------------- ---------------- -----------------

     Total deposits                                                                  489,094           476,561

Dividends payable                                                                        831               785
Short term borrowings                                                                 19,309            14,000
Federal Home Loan Bank advances                                                      193,068           138,493
Accrued expenses and other liabilities                                                 6,590             5,680
---------------------------------------------------------------------------- ---------------- -----------------

     Total liabilities                                                               708,892           635,519
---------------------------------------------------------------------------- ---------------- -----------------

SHAREHOLDERS' EQUITY:

 Common stock of $.0625 par value; authorized
   10,000,000 shares; issued 4,372,302 shares in 1997
   and 4,362,631 shares in 1996                                                          273               273
Paid-in capital                                                                        3,862             3,764
Retained earnings                                                                     52,206            50,886
Unrealized gain on securities available for sale, net of tax                           3,980             4,504
---------------------------------------------------------------------------- ---------------- -----------------

     Total shareholders' equity                                                       60,321            59,427
---------------------------------------------------------------------------- ---------------- -----------------

     Total liabilities and shareholders' equity                                     $769,213          $694,946
---------------------------------------------------------------------------- ---------------- -----------------

CONSOLIDATED STATEMENTS OF INCOME
Washington Trust Bancorp, Inc. and Subsidiary

Three months ended March 31,                                                      1997                 1996

--------------------------------------------------------------------- -------------------- --------------------
(Dollars in thousands, except per share amounts)
Interest income:
   Interest and fees on loans                                                      $9,274               $8,837
   Income from securities:
     Interest                                                                       3,738                1,490
     Dividends                                                                        402                  367
   Federal funds sold and securities purchased
     under agreements to resell                                                        61                   85
--------------------------------------------------------------------- -------------------- --------------------

   Total interest income                                                           13,475               10,779
--------------------------------------------------------------------- -------------------- --------------------

Interest expense:
   Savings deposits                                                                   860                  968
   Time deposits                                                                    3,276                3,077
   Federal Home Loan Bank advances                                                  2,345                  335
   Other                                                                              300                    8
--------------------------------------------------------------------- -------------------- --------------------

   Total interest expense                                                           6,781                4,388
--------------------------------------------------------------------- -------------------- --------------------

Net interest income                                                                 6,694                6,391
Provision for loan losses                                                             300                  300
--------------------------------------------------------------------- -------------------- --------------------

Net interest income after provision for loan losses                                 6,394                6,091
--------------------------------------------------------------------- -------------------- --------------------

Noninterest income:
   Trust revenue                                                                    1,088                  876
   Service charges on deposit accounts                                                553                  493
   Merchant processing fees                                                           116                   94
   Net gains on sales of securities                                                   254                  198
   Net gains on loan sales                                                             72                   29
   Other income                                                                       249                  249
--------------------------------------------------------------------- -------------------- --------------------

   Total noninterest income                                                         2,332                1,939
--------------------------------------------------------------------- -------------------- --------------------

Noninterest expense:
   Salaries and employee benefits                                                   2,953                2,705
   Net occupancy                                                                      383                  328
   Equipment                                                                          464                  365
   Merchant processing costs                                                           86                   67
   Office supplies                                                                    156                  142
   Advertising and promotion                                                          122                   65
   Credit and collection                                                               50                   97
   Other                                                                            1,277                1,122
--------------------------------------------------------------------- -------------------- --------------------

   Total noninterest expense                                                        5,491                4,891
--------------------------------------------------------------------- -------------------- --------------------

Income before income taxes                                                          3,235                3,139
Income tax expense                                                                  1,084                1,130
--------------------------------------------------------------------- -------------------- --------------------

   Net income                                                                      $2,151               $2,009
--------------------------------------------------------------------- -------------------- --------------------

Weighted average shares outstanding - primary                                   4,542,453            4,397,183
Weighted average shares outstanding - fully diluted                             4,542,411            4,400,334
Earnings per share - primary                                                         $.47                 $.46
Earnings per share - fully diluted                                                   $.47                 $.46
Cash dividends declared per share                                                    $.19                 $.17

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Washington Trust Bancorp, Inc. and Subsidiary



Three months ended March 31,                                                             1997               1996
------------------------------------------------------------------------------- ---------------- ----------------

(Dollars in thousands)
COMMON STOCK
Balance at beginning of year                                                               $273             $180
   Issuance of common stock for stock option plan and other purposes                         -                -
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                    273              180
------------------------------------------------------------------------------- ---------------- ----------------

PAID-IN CAPITAL
Balance at beginning of year                                                              3,764            3,071
   Issuance of common stock for dividend reinvestment plan,
     stock option plan and other purposes                                                    98              237
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                  3,862            3,308
------------------------------------------------------------------------------- ---------------- ----------------

RETAINED EARNINGS
Balance at beginning of year                                                             50,886           45,631
   Net income                                                                             2,151            2,009
   Cash dividends declared                                                                (831)             (750)
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                 52,206           46,890
------------------------------------------------------------------------------- ---------------- ----------------

UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF TAX
Balance at beginning of year                                                              4,504            4,382
   Change in unrealized gain on securities available for sale, net of tax                 (524)             (293)
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                  3,980            4,089
------------------------------------------------------------------------------- ---------------- ----------------

TREASURY STOCK
Balance at beginning of year                                                                 -              (327)
   Issuance of common stock for dividend reinvestment plan
     and stock option plans                                                                  -               327
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                     -                 -
------------------------------------------------------------------------------- ---------------- ----------------

TOTAL SHAREHOLDERS' EQUITY                                                              $60,321          $54,467
------------------------------------------------------------------------------- ---------------- ----------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
Washington Trust Bancorp, Inc. and Subsidiary

Three months ended March 31,                                                         1997                 1996
------------------------------------------------------------------------ ------------------- --------------------
(Dollars in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $2,151               $2,009
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                                          300                  300
     Provision for valuation of other real estate owned                                  23                  126
     Depreciation of premises and equipment                                             449                  349
     Amortization of net deferred loan fees and costs                                   (66)                 (28)
     Net gains on sales of securities                                                  (254)                (198)
     Net (gains) losses on sales of other real estate owned                               4                  (58)
     Net gains on loan sales                                                            (72)                 (29)
     Proceeds from sales of loans                                                     4,249                2,872
     Loans originated for sale                                                       (5,219)              (2,974)
     Increase in accrued interest receivable                                           (976)                (505)
     Increase in other assets                                                          (393)                 (70)
     Increase in accrued expenses and other liabilities                                 912                  576
     Other, net                                                                         223                   80

------------------------------------------------------------------------ ------------------- --------------------

   Net cash provided by operating activities                                          1,331                2,450
------------------------------------------------------------------------ ------------------- --------------------


CASH FLOWS FROM INVESTING ACTIVITIES: Securities available for sale:
     Purchases                                                                      (63,389)              (8,209)
     Proceeds from sales                                                              1,847                1,651
     Maturities and principal repayments                                              6,931                2,270
   Securities held to maturity:
     Purchases                                                                         (105)              (2,518)
     Maturities and principal repayments                                                444                1,575
   Purchases of Federal Home Loan Bank stock                                         (4,572)                   -
   Loan originations over principal collected on loans                               (4,926)              (5,261)
   Purchase of loans                                                                   (324)                   -
   Proceeds from sales of other real estate owned                                        15                  402
   Purchases of premises and equipment                                               (1,644)                (577)
   Purchase of deposits, net of premium paid                                          7,029                    -


------------------------------------------------------------------------ ------------------- --------------------

   Net cash used in investing activities                                            (58,694)             (10,667)
------------------------------------------------------------------------ ------------------- --------------------


CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                                4,322              (10,978)
   Net increase in other short term borrowings                                        5,309                    -
   Proceeds from Federal Home Loan Bank advances                                    132,600                9,000
   Repayment of Federal Home Loan Bank advances                                     (78,025)              (4,011)
   Proceeds from issuance of common stock                                                98                  564
   Cash dividends paid                                                                 (785)                (686)

------------------------------------------------------------------------ ------------------- --------------------

   Net cash provided by (used in) financing activities                               63,519               (6,111)
------------------------------------------------------------------------ ------------------- --------------------

   Net increase (decrease) in cash and cash equivalents                               6,156              (14,328)
   Cash and cash equivalents at beginning of year                                    18,966               28,651

------------------------------------------------------------------------ ------------------- --------------------

   Cash and cash equivalents at end of period                                       $25,122              $14,323
------------------------------------------------------------------------ ------------------- --------------------


(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Washington Trust Bancorp, Inc. and Subsidiary

Three months ended March 31,                                                             1997            1996
--------------------------------------------------------------------------------- --------------- ---------------
(Dollars in thousands)
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                                      $248            $323
   Loans charged off                                                                         316             326
   Loans made to facilitate the sale of other real estate owned                               77              81
   Decrease in unrealized gain on securities available for sale, net of tax                 (524)           (293)

Supplemental Disclosures:
   Interest payments                                                                      $3,599          $1,871
   Income tax payments                                                                        44              58

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Washington Trust Bancorp, Inc. and Subsidiary


(1) BASIS OF PRESENTATION
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of March 31, 1997 and December 31, 1996 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of Washington Trust Bancorp, Inc. presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1996, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1996.

All amounts are presented in thousands, except per share amounts. All share and per share amounts have been adjusted to reflect a 3-for-2 split of the Corporation's common stock effected on October 15, 1996.


(2) SECURITIES AVAILABLE FOR SALE
Securities available for sale are summarized as follows:

                                              Amortized      Unrealized       Unrealized          Fair
                                                 Cost           Gains            Losses           Value
---------------------------------------- ---------------- ---------------- ---------------- --------------
March 31, 1997
   U.S. Treasury obligations
     and obligations of U.S.
     government-sponsored agencies                $71,727          281            (614)           $71,394
   Mortgage-backed securities                     160,894          337          (1,206)           160,025
   Corporate stocks                                12,851        7,906             (86)            20,671
----------------------------------------------------------------------------------------------------------
   Total                                         $245,472        8,524          (1,906)          $252,090
----------------------------------------------------------------------------------------------------------

December 31, 1996
   U.S. Treasury obligations
     and obligations of U.S.
     government-sponsored agencies                $48,714          500            (112)           $49,102
   Mortgage-backed securities                     129,232          144            (872)           128,504
   Corporate stocks                                12,865        7,919             (73)            20,711
----------------------------------------------------------------------------------------------------------
   Total                                         $190,811        8,563          (1,057)          $198,317
----------------------------------------------------------------------------------------------------------


Securities available for sale with a fair value of $40.8 million and $42.0 million were pledged to secure Treasury Tax and Loan deposits, short-term borrowings and public deposits at March 31, 1997 and December 31, 1996, respectively.

For the three months ended March 31, 1997, proceeds from sales of securities available for sale amounted to $1.8 million. Net realized gains on these sales amounted to $254,000.

(3) SECURITIES HELD TO MATURITY
The amortized cost and fair value of securities held to maturity are summarized as follows:

                                              Amortized     Unrealized     Unrealized        Fair
                                                Cost          Gains          Losses          Value
------------------------------------------ -------------- ------------- --------------- -------------
March 31, 1997
   Mortgage-backed securities                    $11,908          41            (58)         $11,891
   States and political subdivisions              15,666          25            (79)          15,612
-----------------------------------------------------------------------------------------------------
   Total                                         $27,574          66           (137)         $27,503
-----------------------------------------------------------------------------------------------------

December 31, 1996
   Mortgage-backed securities                    $12,344         185              -          $12,529
   States and political subdivisions              15,582          47            (44)          15,585
-----------------------------------------------------------------------------------------------------
   Total                                         $27,926         232            (44)         $28,114
-----------------------------------------------------------------------------------------------------


There were no sales or transfers of securities held to maturity during the three months ended March 31, 1997.


(4) LOAN PORTFOLIO
The following is a summary of loans:

                                                          March 31,            December 31,
                                                            1997                   1996
------------------------------------------------------------------------------------------------
Residential real estate:
    Mortgages                                              $172,483                 $171,423
    Homeowner construction                                    4,257                    4,631
---------------------------------------------------------------------------------------------
Total residential real estate                               176,740                  176,054
---------------------------------------------------------------------------------------------
Commercial:
    Mortgages                                                66,761                   66,224
    Construction and development                              2,821                    4,174
    Other                                                   114,395                  109,485
---------------------------------------------------------------------------------------------
Total commercial                                            183,977                  179,883
---------------------------------------------------------------------------------------------
Consumer                                                     64,477                   63,056
---------------------------------------------------------------------------------------------

    Total loans                                            $425,194                 $418,993
---------------------------------------------------------------------------------------------


(5) ALLOWANCE FOR LOAN LOSSES
The following is an analysis of the allowance for loan losses:

Three months ended March 31,                                     1997              1996
------------------------------------------------------- ----------------- ----------------
Balance at beginning of period                                    $8,495           $7,785
Provision charged to expense                                         300              300
Recoveries                                                           106              173
Loans charged off                                                   (316)            (326)
------------------------------------------------------- ----------------- ----------------
Balance at end of period                                          $8,585           $7,932
------------------------------------------------------- ----------------- ----------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS
Washington Trust Bancorp, Inc. and Subsidiary

RESULTS OF OPERATIONS - QUARTERS ENDED MARCH 31, 1997 AND 1996
Net income for the three months ended March 31, 1997 amounted to $2.2 million, up 7.1% over the $2.0 million of net income recorded in the first quarter of 1996. Earnings per share for the quarter ended March 31, 1997 amounted to $.47, up from the $.46 per share on net income earned in the comparable 1996 period

Net interest income for the first quarter of 1997 increased by 4.7% over the prior year quarter, to $6.7 million. This increase was primarily attributable to net interest income generated under an investment program, as well as higher interest and fees on loans. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses for the three months ended March 31, 1997 amounted to $300,000, unchanged from the prior year period.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $2.1 million for the first quarter of 1997, up 19.4% from the same 1996 period. This increase is primarily due to higher revenues for trust services as well as an increases in service charges earned on deposit accounts and net gains on loan sales. For the three months ended March 31, 1997 and 1996, net gains on sales of securities amounted to approximately $254,000 and $198,000, respectively.

Total noninterest expense for the quarter ended March 31, 1997 amounted to $5.5 million, an increase of 12.3% from the comparable 1996 amount. This increase was primarily attributable to higher salaries and benefits expense resulting from additional employees hired to staff new branches. Equipment costs rose 27.1% over the prior year period due primarily to depreciation expense associated with purchases that occurred in 1996.


NET INTEREST INCOME
(The accompanying schedule on the page 12 should be read in conjunction with this discussion.)

FTE net interest income for the three months ended March 31, 1997 amounted to $7.0 million, up by 5.2%, over the same 1996 period due to the growth in interest-earning assets. The interest rate spread and the net interest margin for the three months ended March 31, 1997 amounted to 3.55% and 4.10%, respectively. Comparable amounts for quarter ended March 31, 1996 were 4.66% and 5.28%, respectively.

For the three months ended March 31, 1997, average interest-earning assets amounted to $684.7 million, an increase of $179.3 million, or 35.5%, over the comparable 1996 amount. The FTE rate of return on average interest-earning assets was 8.06% for the three months ended March 31, 1997, down from 8.75% for the same 1996 period. The growth in average interest-earning assets was due primarily to the increase in average taxable securities, which were up by $136.0 million from the 1996 amount. The increase in average taxable securities resulted primarily from an investment program which was implemented in the second quarter of 1996. The objective of the program is to increase net interest income and improve returns on equity, while incurring limited interest rate risk. The investments purchased under this program were funded with Federal Home Loan Bank (FHLB) advances with similar interest rate repricing characteristics.

The overall yield on average total loans amounted to 8.84% for the three months ended March 31, 1997, down from 9.12% in the comparable 1996 period due to changes in the prime rate as well as lower yields on new loan originations. Average consumer loans rose by 16.6% over the prior year, while the average balance of residential real estate and commercial loans increased by 2.8% and 11.7%, respectively. The yields on residential real estate and consumer loans decreased by 17 basis points and 56 basis points, respectively, from the comparable prior period, primarily due to lower yields on new loan originations. The yield on total commercial loans for the three months ended March 31, 1997 amounted to 9.44%, down 38 basis points from the comparable 1996 period. This decrease is primarily attributable to a 25 basis point decline in the prime rate that occurred in the first quarter of 1996. A substantial portion of the Corporation's commercial loans reprice periodically based upon the prime rate. The prime rate rose 25 basis points to 8.5% late in the first quarter of 1997.

The Corporation's total cost of funds on interest-bearing liabilities amounted to 4.51% for the three months ended March 31, 1997, up from 4.09% for the comparable 1996 period. This increase was due primarily to higher average FHLB advances outstanding, as well as to changes in deposit mix. These factors offset the benefit of an increase in average demand deposits, an interest-free source of funding. Average demand deposits for the three months ended March 31, 1997 were up by $7.8 million, or 14.4%, from the same prior year period. Average time deposits rose 6.4% from the prior year amount, to $245.3 million. The rate paid on time deposits remained unchanged from the prior year at 5.34%. Average savings deposits for the three months ended March 31, 1997 declined by 2.8% from the comparable 1996 amount. The rate paid on these deposits was 2.01% for the first three months of 1997, down from 2.20% for the same 1996 period.

Average FHLB advances for the three months ended March 31, 1997 amounted to $163.7 million, up substantially from the $22.0 million average balance for the same 1996 period. The additional advances were used primarily to purchase securities under the investment program. The average rate paid on FHLB advances for the three months ended March 31, 1997 was 5.73%, a decrease of 35 basis points from the prior year rate.

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

Three months ended March 31,                              1997                                1996
------------------------------------------ ------------------------------------ ----------------------------------
                                           Average                  Yield/       Average                   Yield/
(Dollars in thousands)                     Balance     Interest       Rate       Balance     Interest        Rate
-------------------------------------- ------------- ------------ ---------- -------------- ----------- -----------
Interest-earning assets:
Residential real estate loans              $175,687       3,558       8.10%      $170,825       3,531        8.27%
Commercial and other loans                  182,002       4,293       9.44%       162,973       3,999        9.82%
Consumer loans                               63,687       1,456       9.15%        54,638       1,327        9.71%
-------------------------------------------------------------------------------------------------------------------
   Total loans                              421,376       9,307       8.84%       388,436       8,857        9.12%
Federal funds sold                            4,819          61       5.11%         6,319          85        5.37%
Taxable debt securities                     216,114       3,670       6.79%        80,106       1,379        6.89%
Nontaxable debt securities                   15,678         259       6.61%        15,128         248        6.56%
Corporate stocks                             26,699         507       7.59%        15,432         493       12.77%
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               684,686      13,804       8.06%       505,421      11,062        8.75%
Non interest-earning assets                  43,132                                35,763
-------------------------------------------------------------------------------------------------------------------
  Total assets                             $727,818                              $541,184
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Savings deposits                           $170,830         860       2.01%      $175,671         968        2.20%
Time deposits                               245,245       3,276       5.34%       230,412       3,077        5.34%
FHLB advances                               163,714       2,345       5.73%        22,032         335        6.08%
Other                                        21,627         300       5.54%           597           8        5.35%
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities
                                            601,416       6,781       4.51%       428,712       4,388        4.09%
Demand deposits                              62,287                                54,452
Non interest-bearing liabilities              3,641                                 3,873
-------------------------------------------------------------------------------------------------------------------
Total liabilities                           667,344                               487,037
Total shareholders' equity                   60,474                                54,147
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                   $727,818                              $541,184
-------------------------------------------------------------------------------------------------------------------
  Net interest income /
    interest rate spread                                 $7,023       3.55%                    $6,674        4.66%
-------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                 4.10%                                  5.28%
-------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency:

Three months ended March 31,           1997                 1996
------------------------------ -------------------- ---------------------
Commercial and other loans              $33                  $20
Taxable debt securities (1)              99                   49
Nontaxable debt securities               92                   88
Corporate stocks                        105                  126


(1)Represents adjustments for US Treasury and government agency obligations which are exempt from state income taxes only.

FINANCIAL CONDITION AND LIQUIDITY
Total assets amounted to $769.2 million at March 31, 1997, an increase of $74.3 million from the December 31, 1996 amount of $694.9 million. Average assets totaled $727.8 million for the three months ended March 31, 1997, up by 34.5% over the comparable 1996 period.

Securities Available for Sale - The amortized cost of securities available for sale at March 31, 1997 amounted to $245.5 million, an increase of 28.7% over the December 31, 1996 amount of $190.8 million. This increase is attributable to adjustable rate pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies which were purchased under the investment program. (See Net Interest Income for additional discussion of the investment program). The net unrealized gain on securities available for sale decreased by approximately $888,000 during the three months ended March 31, 1997. This decrease is attributable to both the decline in the equity market and the effect of increases in Treasury rates that have occurred since December 31, 1996.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $27.6 million at March 31, 1997, down from $27.9 million at December 31, 1996. The net unrealized loss on securities held to maturity amounted to approximately $71,000 at March 31, 1997, representing a reduction of $259,000 since December 31, 1996. This decline was attributable to the rise in Treasury rates occurring since December 31, 1996.

Loans - Total loans amounted to $425.2 million at March 31, 1997, an increase of $6.2 million, or 1.2%, from the December 31, 1996 balance of $419.0 million. All categories of loans exhibited modest increases over the year-end 1996 amounts, with the largest increases occurring in the commercial and consumer portfolios.

Deposits and Other Borrowings - Total deposits amounted to $489.1 million at March 31, 1997, up by 2.6% from the December 31, 1996 amount of $476.6 million. This increase resulted primarily from deposits of approximately $8.2 million which were acquired in March, 1997. Savings deposits rose 3.4% and time deposits increased by 3.0% from the December 31, 1996 balance. Demand deposits amounted to $64.4 million, down slightly from the December 31, 1996 balance of $65.0 million.

The Corporation utilizes FHLB advances as a funding source. FHLB advances amounted to $193.1 million at March 31, 1997, up by $54.6 million from the December 31, 1996 amount. In addition, short-term borrowings outstanding at March 31, 1997 amounted to $19.3 million. The additional FHLB advances and short-term borrowings were used to fund loan growth and to purchase securities under the investment program. The Corporation is required to maintain a level of investment in FHLB stock which is based on the level of its FHLB advances. As a result of the increase in FHLB advances during the three months ended March 31, 1997, the Corporation has increased its investment in FHLB stock from $11.7 million at December 31, 1996 to $16.3 million at March 31, 1997.

For the three months ended March 31, 1997, net cash provided by operations amounted to $1.3 million, the majority of which was generated by net income. Proceeds from sales of loans in the first three months of 1997 amounted to $4.3 million, while loans originated for sale amounted to $5.2 million. Net cash used in investing activities amounted to $58.7 million and was primarily used to purchase securities available for sale, FHLB stock and for loan originations. Net cash provided by investing activities was generated mainly by a net increase in FHLB advances of $54.6 million, and by an increase in short-term borrowings of $5.3 million. Additionally, $4.3 million was generated from a net increase in deposits. (See Consolidated Statements of Cash Flows for additional information.)

During the first quarter of 1997, the Corporation expanded its market area into contiguous communities. A de novo branch was opened in February, 1997 in North Kingstown, Rhode Island. This branch is a full service banking office, offering deposit and loan services for businesses and consumers, as well as trust and investment services. The Corporation installed the first of two branches in local supermarkets during the first quarter of 1997. The supermarket branch offers a complete range of financial products and services. The second supermarket branch will open during the second quarter of 1997. The Corporation also acquired a branch of a Connecticut bank including its deposits in March, 1997. This is the Corporation's first full-service branch located in Connecticut.


ASSET QUALITY
Nonperforming assets are summarized in the following table:

                                                             March 31,        December 31,
(Dollars in thousands)                                         1997                1996
                                                         ---------------    ---------------
Nonaccrual loans 90 days or more past due                        $4,205             $3,099
Nonaccrual loans less than 90 days past due                       4,124              4,443
                                                         ---------------    ---------------
Total nonaccrual loans                                            8,329              7,542
                                                         ---------------    ---------------
Other real estate owned:
  Properties acquired through foreclosure                         1,443              1,295
  Valuation allowance                                             (225)              (205)
                                                         ---------------    ---------------
Total other real estate owned                                     1,218              1,090
                                                         ---------------    ---------------
Total nonperforming assets                                       $9,547             $8,632
                                                         ---------------    ---------------
Nonaccrual loans as a % of total loans                             2.0%               1.8%
Nonperforming assets as a % of total assets                        1.2%               1.2%
Allowance for loan losses to nonaccrual loans                    103.1%             112.6%

Not included in the analysis of nonperforming assets at March 31, 1997 and December 31, 1996 above are approximately $1.4 million of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

The following is an analysis of nonaccrual loans by loan category:

                                                            March 31,          December 31,
(In thousands)                                                1997                 1996
                                                        ----------------    ----------------
Residential mortgages                                            $2,756             $2,067
Commercial:
   Mortgages                                                      1,897              2,133
   Construction and development                                      80                 80
   Other (1)                                                      3,247              2,881
Consumer                                                            349                381
                                                         ---------------    ---------------
Total nonperforming loans                                        $8,329             $7,542
                                                         ---------------    ---------------

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Impaired loans consist of all nonaccrual commercial loans. At March 31, 1997, the recorded investment in impaired loans was $5.2 million, including $4.7 million which had a related allowance amounting to $899,000. At December 31, 1996, the recorded investment in impaired loans was $5.1 million, including $4.5 million which had a related allowance amounting to $867,000. The balance of impaired loans which did not require an allowance at March 31, 1997 and December 31, 1996 was $536,000 and $572,000, respectively. During the three months ended March 31, 1997, the average recorded investment in impaired loans was $5.3 million. Also during this period, interest income recognized on impaired loans amounted to approximately $99,000. Interest income on impaired loans is recognized on a cash basis only.


CAPITAL RESOURCES
Total equity capital amounted to $60.3 million, or 7.8% of total assets at March 31, 1997. This compares to $59.4 million, or 8.6% at December 31, 1996. The reduction in this ratio is due primarily to the growth in assets resulting from the investment program. Total equity increased by approximately $894,000 from December 31, 1996. A $1.3 million increase attributable to earnings retention was offset by the $524,000 decrease in unrealized gain on securities available for sale, net of tax. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At March 31, 1997, the Corporation's Tier 1 capital ratio was 13.03%, the total risk-adjusted capital ratio was 14.29% and the leverage ratio was 7.83%. These ratios were all above the ratios required to be categorized as well-capitalized.

Dividends payable at March 31, 1997 amounted to approximately $831,000, representing $.19 per share payable on April 15, 1997, an increase of 5.6% over the $.18 per share declared in the fourth quarter of 1996.

The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.


RECENT ACCOUNTING DEVELOPMENTS
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". SFAS 128 specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. The objective of this Statement is to simplify the computation of EPS and to make the U.S. standard for computing EPS more compatible with such standards of other countries and with that of the
International  Accounting  Standards  Committee.   SFAS  128  is  effective  for
reporting periods ending after December 15, 1997. The adoption of this pronouncement is not expected to have a material impact on the Corporation's computation of earnings per share.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
                  No material changes since the filing of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 2.  Changes in Securities
                  None

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None


Item 6.  Exhibits and Reports on Form 8-K
                  (a)  Exhibit index

                  Exhibit No.
                  Exhibit 11    Statement re Computation of Per Share Earnings

                  (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1997.



                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          WASHINGTON TRUST BANCORP, INC.
                                  (Registrant)



May 15, 1997              By:   John C. Warren
                          -----------------------
                          John C. Warren
                          President and Chief Executive Officer
                          (principal executive officer)





May 15, 1997              By:   David V. Devault
                          -------------------------
                          David V. Devault
                          Vice President, Treasurer and Chief Financial Officer
                          (principal financial officer)