Form 10-Q
period 1997-06-30
WASHINGTON TRUST BANCORP INC
filed 1997-08-13
CIK 737468

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the quarterly period ended           June 30, 1997
                                             --------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                to
                                              -------------------------

           Commission file Number                     0-13091
                                              -------------------------

                         WASHINGTON TRUST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

        RHODE ISLAND                                      05-0404671
--------------------------------                -----------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                       Identification No.)

 23 BROAD STREET, WESTERLY, RHODE ISLAND                    02891
-----------------------------------------         -------------------------
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code     (401) 348-1200
                                                       --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X]Yes [ ]No




The number of shares of common stock of the registrant outstanding as of July 31, 1997 was 4,400,488.

Washington Trust Bancorp, Inc. and Subsidiary
Form 10-Q For The Quarter Ended June 30, 1997


                                    CONTENTS


                                                                      Page No.
PART I.  ITEM 1. Financial Information

Consolidated Balance Sheets
       June 30, 1997 and December 31, 1996                               3

Consolidated Statements of Income
       Three Months and Six Months Ended June 30, 1997 and 1996          4

Consolidated Statements of Changes in Shareholders' Equity
       Six Months Ended June 30, 1997 and 1996                           5

Consolidated Statements of Cash Flows
       Six Months Ended June 30, 1997 and 1996                           6

Condensed Notes to Consolidated Financial Statements                     8


PART I.  ITEM 2.

Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                        10


PART II.  Other Information                                             16


Signatures                                                              17

CONSOLIDATED BALANCE SHEETS
Washington Trust Bancorp, Inc. and Subsidiary
                                                                                   June 30,       December 31,
(Dollars in thousands)                                                               1997             1996

---------------------------------------------------------------------------- ---------------- -----------------

Assets:
Cash and due from banks                                                              $20,489           $17,418
Federal funds sold                                                                     8,200             1,548
Mortgage loans held for sale                                                             667               744
Securities:
   Available for sale, at fair value                                                 235,806           198,317
   Held to maturity, at cost; fair value $49.6 million
     in 1997 and $28.1 million in 1996                                                49,246            27,926
---------------------------------------------------------------------------- ---------------- -----------------

     Total securities                                                                285,052           226,243

Federal Home Loan Bank stock, at cost                                                 16,444            11,683

Loans                                                                                440,150           418,993
Less allowance for loan losses                                                         8,411             8,495
---------------------------------------------------------------------------- ---------------- -----------------

   Net loans                                                                         431,739           410,498

Premises and equipment, net                                                           20,609            19,040
Accrued interest receivable                                                            5,015             4,160
Other real estate owned, net                                                             520             1,090
Other assets                                                                           4,433             2,522
---------------------------------------------------------------------------- ---------------- -----------------

     Total assets                                                                   $793,168          $694,946
============================================================================ ================ =================

Liabilities:

Deposits:
   Demand                                                                            $76,088           $65,014
   Savings                                                                           176,317           170,172
   Time                                                                              261,985           241,375
---------------------------------------------------------------------------- ---------------- -----------------

     Total deposits                                                                  514,390           476,561

Dividends payable                                                                        833               785
Short term borrowings                                                                 15,753            14,000
Federal Home Loan Bank advances                                                      192,152           138,493
Accrued expenses and other liabilities                                                 6,566             5,680
---------------------------------------------------------------------------- ---------------- -----------------

     Total liabilities                                                               729,694           635,519
---------------------------------------------------------------------------- ---------------- -----------------

Shareholders' Equity:

 Common stock of $.0625 par value; authorized
   10,000,000 shares; issued 4,400,443 shares in 1997
   and 4,362,631 shares in 1996                                                          275               273
Paid-in capital                                                                        4,042             3,764
Retained earnings                                                                     53,634            50,886
Unrealized gain on securities available for sale, net of tax                           5,523             4,504
---------------------------------------------------------------------------- ---------------- -----------------

     Total shareholders' equity                                                       63,474            59,427
---------------------------------------------------------------------------- ---------------- -----------------

     Total liabilities and shareholders' equity                                     $793,168          $694,946
============================================================================ ================ =================


CONSOLIDATED STATEMENTS OF INCOME
Washington Trust Bancorp, Inc. and Subsidiary
                                                                    Three Months                  Six Months
                                                            --------------------------------------------------------

Periods ended June 30,                                           1997          1996            1997          1996

-------------------------------------------------------------------------------------- -----------------------------
(In thousands, except per share amounts)
Interest income:
   Interest and fees on loans                                    $9,712        $8,977         $18,986       $17,815
   Income from securities:
     Interest                                                     4,239         1,532           7,977         3,021
     Dividends                                                      497           336             899           703
   Federal funds sold and securities purchased
     under agreements to resell                                      70            55             132           140
--------------------------------------------------------------------------------------------------------------------

   Total interest income                                         14,518        10,900          27,994        21,679
-------------------------------------------------------------------------------------- -----------------------------

Interest expense:
   Savings deposits                                                 860           948           1,720         1,915
   Time deposits                                                  3,493         3,100           6,769         6,177
   Federal Home Loan Bank advances                                2,825           467           5,171           803
   Other                                                            228            40             528            48
--------------------------------------------------------------------------------------------------------------------

   Total interest expense                                         7,406         4,555          14,188         8,943
-------------------------------------------------------------------------------------- -----------------------------


Net interest income                                               7,112         6,345          13,806        12,736
Provision for loan losses                                           300           300             600           600
--------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses               6,812         6,045          13,206        12,136
-------------------------------------------------------------------------------------- -----------------------------


Noninterest income:
   Trust revenue                                                  1,223         1,016           2,311         1,892
   Service charges on deposit accounts                              623           554           1,176         1,047
   Merchant processing fees                                         165           144             281           238
   Net gains (losses) on sales of securities                        373           (50)            627           148
   Net gains on loan sales                                           62            46             134            75
   Other income                                                     256           244             505           493
--------------------------------------------------------------------------------------------------------------------

   Total noninterest income                                       2,702         1,954           5,034         3,893
-------------------------------------------------------------------------------------- -----------------------------


Noninterest expense:
   Salaries and employee benefits                                 3,203         2,778           6,156         5,482
   Net occupancy                                                    426           307             809           635
   Equipment                                                        506           372             970           737
   Merchant processing costs                                        169           146             255           214
   Office supplies                                                  230           102             386           244
   Advertising and promotion                                        190           153             312           219
   Credit and collection                                             58           117             108           214
   Other                                                          1,370         1,049           2,647         2,170
--------------------------------------------------------------------------------------------------------------------

   Total noninterest expense                                      6,152         5,024          11,643         9,915
-------------------------------------------------------------------------------------- -----------------------------


Income before income taxes                                        3,362         2,975           6,597         6,114
Income tax expense                                                1,101           948           2,185         2,078
-------------------------------------------------------------------------------------- -----------------------------


   Net income                                                    $2,261        $2,027          $4,412        $4,036
====================================================================================== =============================

Weighted average shares outstanding - primary                   4,539.9       4,479.5         4,541.5       4,438.6
Weighted average shares outstanding - fully diluted             4,551.5       4,493.4         4,546.9       4,460.3
Earnings per share - primary                                       $.50          $.45            $.97          $.91
Earnings per share - fully diluted                                 $.50          $.45            $.97          $.90
Cash dividends declared per share                                  $.19          $.17            $.38          $.35

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Washington Trust Bancorp, Inc. and Subsidiary



Six months ended June 30,                                                                1997              1996
------------------------------------------------------------------------------- ---------------- ----------------

(Dollars in thousands)
Common Stock
Balance at beginning of year                                                               $273             $180
   Issuance of common stock for stock option plan and other purposes                          2                1
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                    275              181
------------------------------------------------------------------------------- ---------------- ----------------

Paid-in Capital
Balance at beginning of year                                                              3,764            3,071
   Issuance of common stock for dividend reinvestment plan,
     stock option plan and other purposes                                                   278              483
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                  4,042            3,554
------------------------------------------------------------------------------- ---------------- ----------------

Retained Earnings
Balance at beginning of year                                                             50,886           45,631
   Net income                                                                             4,412            4,036
   Cash dividends declared                                                               (1,664)          (1,504)
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                 53,634           48,163
------------------------------------------------------------------------------- ---------------- ----------------

Unrealized Gain on Securities Available for Sale, Net of Tax
Balance at beginning of year                                                              4,504            4,382
   Change in unrealized gain on securities available for sale, net of tax                 1,019             (440)
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                  5,523            3,942
------------------------------------------------------------------------------- ---------------- ----------------

Treasury Stock
Balance at beginning of year                                                                  -             (327)
   Repurchase of common stock                                                              (412)               -
   Issuance of common stock for dividend reinvestment plan
     and stock option plans                                                                 412              327
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                      -                -
------------------------------------------------------------------------------- ---------------- ----------------

Total Shareholders' Equity                                                              $63,474          $55,840
=============================================================================== ================ ================

CONSOLIDATED STATEMENTS OF CASH FLOWS
Washington Trust Bancorp, Inc. and Subsidiary

Six months ended June 30,                                                            1997                 1996
------------------------------------------------------------------------ ------------------- --------------------
(Dollars in thousands)
Cash flows from operating activities:
   Net income                                                                        $4,412               $4,036
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                                          600                  600
     Provision for valuation of other real estate owned                                  27                  186
     Depreciation of premises and equipment                                             944                  704
     Amortization of net deferred loan fees and costs                                  (122)                 (70)
     Net gains on sales of securities                                                  (627)                (148)
     Net gains on sales of other real estate owned                                      (75)                (133)
     Net gains on loan sales                                                           (134)                 (75)
     Proceeds from sales of loans                                                     9,259                7,193
     Loans originated for sale                                                      (10,313)              (9,784)
     Increase in accrued interest receivable                                           (855)                (438)
     (Increase) decrease in other assets                                               (717)                 273
     Increase (decrease) in accrued expenses and other liabilities                      262                 (835)
     Other, net                                                                         450                  142

------------------------------------------------------------------------ ------------------- --------------------

   Net cash provided by operating activities                                          3,111                1,651
------------------------------------------------------------------------ ------------------- --------------------


Cash flows from investing activities: Securities available for sale:
     Purchases                                                                      (84,505)             (33,507)
     Proceeds from sales                                                             35,410               11,109
     Maturities and principal repayments                                             13,456                7,012
   Securities held to maturity:
     Purchases                                                                      (21,998)              (3,471)
     Maturities and principal repayments                                                661                2,780
   Purchases of Federal Home Loan Bank stock                                         (4,761)                   -
   Loan originations over principal collected on loans                              (20,105)             (10,869)
   Purchase of loans                                                                   (324)                   -
   Proceeds from sales of other real estate owned                                       593                  546
   Purchases of premises and equipment                                               (2,524)              (1,126)
   Purchase of deposits, net of premium paid                                          7,014                    -

------------------------------------------------------------------------ ------------------- --------------------

   Net cash used in investing activities                                            (77,083)             (27,526)
------------------------------------------------------------------------ ------------------- --------------------


Cash flows from financing activities:
   Net increase in deposits                                                          29,619                2,403
   Net increase in other short term borrowings                                        1,753                    -
   Proceeds from Federal Home Loan Bank advances                                    244,100               30,044
   Repayment of Federal Home Loan Bank advances                                    (190,441)             (15,604)
   Repurchase of common stock                                                          (412)                   -
   Proceeds from issuance of common stock                                               692                  811
   Cash dividends paid                                                               (1,616)              (1,436)

------------------------------------------------------------------------ ------------------- --------------------

   Net cash provided by financing activities                                         83,695               16,218
------------------------------------------------------------------------ ------------------- --------------------

   Net increase (decrease) in cash and cash equivalents                               9,723               (9,657)
   Cash and cash equivalents at beginning of year                                    18,966               28,651

------------------------------------------------------------------------ ------------------- --------------------

   Cash and cash equivalents at end of period                                       $28,689              $18,994
======================================================================== =================== ====================


(continued)

CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Washington Trust Bancorp, Inc. and Subsidiary

Six months ended June 30,                                                                1997          1996
--------------------------------------------------------------------------------- ------------- -------------
(Dollars in thousands)
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                                    $248          $553
   Loans charged off                                                                       828           733
   Loans made to facilitate the sale of other real estate owned                            270           293
   Increase (decrease) in unrealized gain on securities available for sale,
       net of tax                                                                        1,019          (440)

Supplemental Disclosures:
   Interest payments                                                                    $8,154        $3,819
   Income tax payments                                                                   2,002         2,114

Condensed Notes to Consolidated Financial Statements
Washington Trust Bancorp, Inc. and Subsidiary


(1) Basis Of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of June 30, 1997 and December 31, 1996 and the results of operations and cash flows for the interim periods presented.

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


(2) Securities Available For Sale
Securities available for sale are summarized as follows:

                                                Amortized       Unrealized       Unrealized          Fair
(Dollars in thousands)                            Cost             Gains           Losses            Value
------------------------------------------- ---------------- ---------------- ---------------- ----------------
June 30, 1997
   U.S. Treasury obligations
     and obligations of U.S.
     government-sponsored agencies                 $80,694             484            (219)           $80,959
   Mortgage-backed securities                      133,321           1,127            (206)           134,242
   Corporate stocks                                 12,641           8,057             (93)            20,605
--------------------------------------------------------------------------------------------------------------
   Total                                          $226,656           9,668            (518)          $235,806
==============================================================================================================

December 31, 1996
   U.S. Treasury obligations
     and obligations of U.S.
     government-sponsored agencies                 $48,714             500            (112)           $49,102
   Mortgage-backed securities                      129,232             144            (872)           128,504
   Corporate stocks                                 12,865           7,919             (73)            20,711
--------------------------------------------------------------------------------------------------------------
   Total                                          $190,811           8,563          (1,057)          $198,317
==============================================================================================================

Securities available for sale with a fair value of $14.0 million and $42.0 million were pledged to secure Treasury Tax and Loan deposits, short-term borrowings and public deposits at June 30, 1997 and December 31, 1996, respectively.

For the six months ended June 30, 1997, proceeds from sales of securities available for sale amounted to $35.4 million, while net realized gains on these sales amounted to $627,000.

(3) Securities Held To Maturity
The amortized cost and fair value of securities held to maturity are summarized as follows:

                                               Amortized        Unrealized       Unrealized          Fair
(Dollars in thousands)                           Cost              Gains           Losses            Value
------------------------------------------ ----------------- ---------------- ---------------- --------------
June 30, 1997
   Obligations of U.S. government-
   sponsored agencies                             $21,902              178               -           $22,080
   Mortgage-backed securities                      11,699              174               -            11,873
   States and political subdivisions               15,645               48             (15)           15,678
-------------------------------------------------------------------------------------------------------------
   Total                                          $49,246              400             (15)          $49,631
=============================================================================================================

December 31, 1996
   Mortgage-backed securities                     $12,344              185               -           $12,529
   States and political subdivisions               15,582               47             (44)           15,585
-------------------------------------------------------------------------------------------------------------
   Total                                          $27,926              232             (44)          $28,114
=============================================================================================================

There were no sales or transfers of securities held to maturity during the six months ended June 30, 1997.


(4) Loan Portfolio
The following is a summary of loans:

                                              June 30,             December 31,
(Dollars in thousands)                          1997                   1996
--------------------------------------------------------------------------------
Residential real estate:
    Mortgages                                 $175,130               $171,423
    Homeowner construction                       4,871                  4,631
--------------------------------------------------------------------------------
Total residential real estate                  180,001                176,054
--------------------------------------------------------------------------------
Commercial:
    Mortgages                                   65,973                 66,224
    Construction and development                 2,193                  4,174
    Other                                      123,057                109,485
--------------------------------------------------------------------------------
Total commercial                               191,223                179,883
--------------------------------------------------------------------------------
Consumer                                        68,926                 63,056
--------------------------------------------------------------------------------

    Total loans                               $440,150               $418,993
================================================================================


(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses (dollars in thousands):

                                                             Three months                       Six months
                                                  -----------------------------------------------------------------
Periods ended June 30,                                  1997             1996              1997               1996
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $8,585            $7,932           $8,495            $7,785
Provision charged to expense                              300               300              600               600
Recoveries                                                 38               325              144               498
Loans charged off                                        (512)             (407)            (828)             (733)
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                               $8,411            $8,150           $8,411            $8,150
===================================================================================================================

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS
Washington Trust Bancorp, Inc. and Subsidiary

Results of Operations - Quarters Ended June 30, 1997 and 1996 Net income for the three months ended June 30, 1997 amounted to $2.3 million, up 11.5% over the $2.0 million of net income recorded in the second quarter of 1996. Earnings per share for the quarter ended June 30, 1997 amounted to $.50, up from the $.45 per share on net income earned in the comparable 1996 period.

Net interest income for the first quarter of 1997 increased by 12.1% over the prior year quarter, to $7.1 million. This increase was primarily attributable to net interest income generated under an investment program, as well as higher interest and fees on loans. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses for the three months ended June 30, 1997 amounted to $300,000, unchanged from the prior year period.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $2.3 million for the second quarter of 1997, up 16.2% from the same 1996 period. This increase is primarily due to higher revenues for trust services as well as increases in service charges earned on deposit accounts and net gains on loan sales. For the three months ended June 30, 1997 and 1996, net gains (losses) on sales of securities amounted to approximately $373,000 and ($50,000), respectively. Approximately $208,000 of the securities gains in the second quarter of 1997 were associated with a nonrecurring charitable contribution.

Total noninterest expense for the quarter ended June 30, 1997 amounted to $6.1 million, an increase of 22.5% from the comparable 1996 amount. This increase was primarily attributable to higher salaries and benefits expense and increases in other variable expenses resulting from the expansion of the Corporation's market area which began in the first quarter of 1997. (See additional discussion under the caption "Financial Condition and Liquidity".) Equipment costs rose 36.0% over the prior year period due primarily to depreciation expense associated with purchases that occurred in 1997 and 1996. Other noninterest expense increased by approximately $321,000, or 30.6%, over the comparable 1996 amount mainly due to a nonrecurring charitable contribution of approximately $219,000 made during the second quarter of 1997.


Results of  Operations  - Six Months Ended June 30, 1997 and 1996
Net income for the six months ended June 30, 1997 amounted to $4.4 million, up 9.3% over the $4.0 million of net income recorded in the comparable 1996 period. Fully diluted earnings per share for the six months ended June 30, 1997 amounted to $.97, up 7.8% from the $.90 per share on net income earned in the comparable 1996 period.

Net interest income for the six months ended June 30, 1997 increased by 8.4% over the prior year period, to $13.8 million. This increase was primarily attributable to net interest income generated under an investment program. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses for the six months ended June 30, 1997 amounted to $600,000, unchanged from the prior year period.

Other noninterest income (noninterest income excluding net gains (losses) on sales of securities) amounted to $4.4 million for the six months ended June 30, 1997, up 17.7% from the same 1996 period. This increase was primarily due to higher revenues for trust services as well as an increase in service charges on deposit amounts and net gains on loan sales. For the six months ended June 30, 1997 and 1996, net gains on sales of securities amounted to $627,000 and $148,000, respectively.

Total noninterest expense for the six months ended June 30, 1997 amounted to $11.6 million, an increase of 17.4% from the comparable 1996 amount. This increase was primarily attributable to

Results of  Operations  - Six Months  Ended June 30,  1997 and 1996  (continued)

higher salaries and benefits expense and increases in other variable expenses resulting from the expansion of the Corporation's market area which began in the first quarter of 1997. (See additional discussion under the caption "Financial Condition and Liquidity".) Equipment costs rose 31.6% over the prior year period due primarily to depreciation expense associated with purchases that occurred in 1997 and late 1996. Other noninterest expense increased by approximately $477,000, or 22.0%, over the comparable 1996 amount due mainly to a nonrecurring charitable contribution of approximately $219,000 made during the second quarter of 1997.


Net Interest Income
(The accompanying schedule on the page 12 should be read in conjunction with this discussion.)

FTE net interest income for the six months ended June 30, 1997 amounted to $14.5 million, up by 9.3%, over the same 1996 period due to the growth in interest-earning assets. The interest rate spread and the net interest margin for the six months ended June 30, 1997 amounted to 3.58% and 4.12%, respectively. Comparable amounts for quarter ended June 30, 1996 were 4.55% and 5.18%, respectively.

For the six months ended June 30, 1997, average interest-earning assets amounted to $705.9 million, an increase of $193.0 million, or 37.6%, over the comparable 1996 amount. The FTE rate of return on average interest-earning assets was 8.14% for the six months ended June 30, 1997, down from 8.67% for the same 1996 period. The growth in average interest-earning assets was due primarily to the increase in average taxable securities, which were up by $148.4 million from the 1996 amount. The increase in average taxable securities resulted primarily from an investment securities purchase program which was implemented in the second quarter of 1996. The objective of the program is to increase net interest income and improve returns on equity, while incurring limited interest rate risk. The securities purchased under this program were funded with Federal Home Loan Bank
(FHLB) advances with similar interest rate repricing characteristics.

The yield on average total loans amounted to 8.94% for the six months ended June 30, 1997, down from 9.11% in the comparable 1996 period due to changes in the prime rate as well as lower yields on new loan originations. Average total loans for the six months ended June 30, 1997 rose 8.7% over the prior year and amounted to $426.4 million. Average consumer loans rose by 17.9% over the prior year, while the average balance of residential real estate and commercial loans increased by 2.3% and 12.5%, respectively. The yields on residential real estate and consumer loans decreased by 13 basis points and 38 basis points, respectively, from the comparable prior period, primarily due to lower yields on new loan originations. The yield on total commercial loans for the six months ended June 30, 1997 amounted to 9.57%, down 22 basis points from the comparable 1996 period due primarily to lower yields on new loan originations.

The Corporation's total cost of funds on interest-bearing liabilities amounted to 4.56% for the six months ended June 30, 1997, up from 4.12% for the comparable 1996 period. This increase was due primarily to higher average FHLB advances outstanding. Average FHLB advances for the six months ended June 30, 1997 amounted to $178.6 million, up substantially from the $26.8 million average balance for the same 1996 period. The additional advances were used primarily to purchase securities under the investment program. The average rate paid on FHLB advances for the six months ended June 30, 1997 was 5.79%, a decrease of 19 basis points from the prior year rate. Average time deposits rose 8.4% from the prior year amount, to $250.9 million. The rate paid on time deposits increased to 5.4, up 6 basis points from the prior year rate. Average savings deposits for the six months ended June 30, 1997 declined slightly from the comparable 1996 amount. The rate paid on these deposits was 1.99% for the first six months of 1997, down from 2.20% for the same 1996 period. For the six months ended June 30, 1997, average demand deposits, an interest-free funding source, were up by $7.2 million, or 12.7%, from the same prior year period.

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

Six months ended June 30,                                 1997                                1996
-------------------------------------- ------------------------------------- --------------------------------------
                                            Average                  Yield/        Average                  Yield/
(Dollars in thousands)                      Balance     Interest       Rate        Balance    Interest        Rate
-------------------------------------- ------------- ------------ ---------- -------------- ----------- -----------
Interest-earning assets:
Residential real estate loans              $176,664       7,200       8.15%      $172,729       7,154        8.28%
Commercial and other loans                  184,773       8,841       9.57%       164,312       8,039        9.79%
Consumer loans                               64,972       3,016       9.28%        55,126       2,662        9.66%
-------------------------------------------------------------------------------------------------------------------
   Total loans                              426,409      19,057       8.94%       392,167      17,855        9.11%
Federal funds sold                            4,842         132       5.44%         5,301         140        5.28%
Taxable debt securities                     231,061       7,892       6.83%        82,651       2,776        6.72%
Nontaxable debt securities                   15,669         519       6.63%        15,885         520        6.55%
Corporate stocks                             27,902       1,115       7.99%        16,913         943       11.15%
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               705,883      28,715       8.14%       512,917      22,234        8.67%
Non interest-earning assets                  44,449                                36,109
-------------------------------------------------------------------------------------------------------------------
  Total assets                             $750,332                              $549,026
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Savings deposits                           $173,223       1,720       1.99%      $174,008       1,915        2.20%
Time deposits                               250,866       6,769       5.40%       231,393       6,177        5.34%
FHLB advances                               178,550       5,171       5.79%        26,801         802        5.98%
Other                                        19,063         528       5.54%         1,793          48        5.41%
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities
                                            621,702      14,188       4.56%       433,995       8,942        4.12%
Demand deposits                              63,964                                56,737
Non interest-bearing liabilities              3,278                                 3,549
-------------------------------------------------------------------------------------------------------------------
Total liabilities                           688,944                               494,281
Total shareholders' equity                   61,388                                54,745
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                   $750,332                              $549,026
-------------------------------------------------------------------------------------------------------------------
  Net interest income /
    interest rate spread                                $14,527       3.58%                   $13,292        4.55%
-------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                 4.12%                                  5.18%
-------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency:

Six months ended June 30,                        1997              1996
------------------------------------------ ---------------- -----------------
Commercial and other loans                        $71              $41
Taxable debt securities (1)                       250               88
Nontaxable debt securities                        185              186
Corporate stocks                                  215              240

(1)Represents adjustments for US Treasury and government agency obligations which are exempt from state income taxes only.

Financial Condition and Liquidity
Total assets amounted to $793.2 million at June 30, 1997, an increase of $98.2 million, or 14.1% from the December 31, 1996 amount of $694.9 million. Average assets totaled $750.3 million for the six months ended June 30, 1997, up by 36.7% over the comparable 1996 period.

Securities Available for Sale - The amortized cost of securities available for sale at June 30, 1997 amounted to $226.7 million, an increase of 18.8% over the December 31, 1996 amount of $190.8 million. This increase is attributable to purchases of adjustable rate pass-through securities and collateralized mortgage obligations issued by U.S. government-sponsored agencies which were purchased under the investment program. (See "Net Interest Income" for additional discussion of the investment program.) The net unrealized gain on securities available for sale increased by approximately $1.6 million during the six months ended June 30, 1997. This increase is attributable to both the rise in the equity market and the effect of decreases in medium and long-term bond rates that have occurred in the second quarter of 1997.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $49.2 million at June 30, 1997, up from $27.9 million at December 31, 1996. The net unrealized gain on securities held to maturity amounted to approximately $385,000 at June 30, 1997, up from $188,000 at December 31, 1996. This increase is attributable to the decrease in medium and long-term bond rates occurring in the second quarter of 1997.

Loans - Total loans amounted to $440.2 million at June 30, 1997, an increase of $21.2 million, or 5.0%, from the December 31, 1996 balance of $419.0 million. All categories of loans exhibited modest increases over the year-end 1996 amounts, with the largest increases occurring in the commercial and consumer portfolios.

Deposits - Total deposits amounted to $514.4 million at June 30, 1997, up by 7.9% from the December 31, 1996 amount of $476.6 million. This increase was primarily attributable to normal seasonal deposit inflow and the expansion of the Corporation's market area which included approximately $8.2 million of deposits that were acquired from another bank in March, 1997. Savings deposits rose 3.6% and time deposits increased by 8.5% from the December 31, 1996 balance. Demand deposits amounted to $76.1 million, up 17.0% from the December 31, 1996 balance of $65.0 million.

Borrowings - The Corporation utilizes FHLB advances as a funding source. FHLB advances amounted to $192.2 million at June 30, 1997, up by $53.7 million from the December 31, 1996 amount. In addition, short-term borrowings outstanding at June 30, 1997 amounted to $15.8 million. The additional FHLB advances and short-term borrowings were used to fund loan growth and to purchase securities under the investment program. The Corporation is required to maintain a level of investment in FHLB stock which is based on the level of its FHLB advances. As a result of the increase in FHLB advances during the three months ended June 30, 1997, the Corporation has increased its investment in FHLB stock from $11.7 million at December 31, 1996 to $16.4 million at June 30, 1997.

For the six months ended June 30, 1997, net cash provided by operations amounted to $3.1 million, the majority of which was generated by net income. Proceeds from sales of loans in the first six months of 1997 amounted to $9.3 million, while loans originated for sale amounted to $10.3 million. Net cash used in investing activities amounted to $77.1 million and was primarily used to purchase securities available for sale and held to maturity and FHLB stock and for loan originations. Net cash provided by investing activities was generated mainly by a net increase in FHLB advances of $53.7 million, and by an increase in deposits of $29.6 million. (See Consolidated Statements of Cash Flows for additional information.)

Branch Expansion
During the first quarter of 1997, the Corporation expanded its market area into contiguous communities. A de novo branch was opened in February, 1997 in North Kingstown, Rhode Island. This branch is a full service banking office, offering deposit and loan services for businesses and consumers, as well as trust and investment services. The Corporation also acquired a branch of a

Connecticut bank, including its deposits of approximately $8.2 million, in March 1997. This is the Corporation's first full-service branch located in the state of Connecticut. During the second quarter of 1997, the Corporation opened two branches in local supermarkets. The supermarket branches offer a complete range of financial products and services.


Asset Quality
Nonperforming assets are summarized in the following table:


                                                           June 30,        December 31,
(Dollars in thousands)                                       1997              1996
                                                         -------------    ---------------
Nonaccrual loans 90 days or more past due                      $4,218             $3,099
Nonaccrual loans less than 90 days past due                     4,544              4,443
                                                         -------------    ---------------
Total nonaccrual loans                                          8,762              7,542
                                                         -------------    ---------------
Other real estate owned:
  Properties acquired through foreclosure                         601              1,295
  Valuation allowance                                             (81)              (205)
                                                         -------------    ---------------
Total other real estate owned                                     520              1,090
                                                         -------------    ---------------
Total nonperforming assets                                     $9,282             $8,632
                                                         =============    ===============
Nonaccrual loans as a % of total loans                           2.0%               1.8%
Nonperforming assets as a % of total assets                      1.2%               1.2%
Allowance for loan losses to nonaccrual loans                   96.0%             112.6%

Not included in the analysis of nonperforming assets at June 30, 1997 and December 31, 1996 above are approximately $1.6 and $1.4 million, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

The following is an analysis of nonaccrual loans by loan category:

                                                 June 30,        December 31,
(Dollars in thousands)                             1997              1996
                                              -------------    ----------------
Residential mortgages                             $3,182             $2,067
Commercial:
   Mortgages                                       2,174              2,133
   Construction and development                        -                 80
   Other (1)                                       3,095              2,881
Consumer                                             311                381
                                              -------------    ---------------
Total nonperforming loans                         $8,762             $7,542
                                              =============    ===============

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Impaired loans consist of all nonaccrual commercial loans. At June 30, 1997, the recorded investment in impaired loans was $5.3 million, including $4.8 million which had a related allowance amounting to $908,000. At December 31, 1996, the recorded investment in impaired loans was $5.1 million, including $4.5 million which had a related allowance amounting to $867,000. The balance of impaired loans which did not require an allowance at June 30, 1997 and December 31, 1996 was $567,000 and $572,000, respectively. During the six months ended June 30, 1997, the average recorded investment in impaired loans was $5.3 million. Also during this period, interest income recognized on impaired loans amounted to approximately $226,000. Interest income on impaired loans is recognized on a cash basis only.

Capital Resources
Total equity capital amounted to $63.5 million, or 8.0% of total assets at June 30, 1997. This compares to $59.4 million, or 8.6% at December 31, 1996. The reduction in this ratio is due primarily to the growth in assets resulting from the investment program. Total equity increased by approximately $4.0 million from December 31, 1996. This increase was primarily attributable to a $2.7 million increase in earnings retention and a $1.0 million increase in unrealized gain on securities available for sale, net of tax. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At June 30, 1997, the Corporation's Tier 1 capital ratio was 13.08%, the total risk-adjusted capital ratio was 14.34% and the leverage ratio was 7.57%. These ratios were all above the ratios required to be categorized as well-capitalized.

Dividends  payable  at  June  30,  1997  amounted  to  approximately   $833,000,
representing $.19 per share payable on July 15, 1997, an increase of 11.8% over the $.17 per share declared in the fourth quarter of 1996.

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

Also in February 1997, the Financial Accounting Standards Board issued SFAS No. 129, "Disclosure of Information about Capital Structure". This Statement establishes standards for disclosing information about an entity's capital structure. It applies to all entities and is effective for reporting periods ending after December 15, 1997. The Corporation's disclosures currently comply with these new requirements.

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting and display of comprehensive income, which is defined as all changes in equity, except for those resulting from investments by and distributions to shareholders. This Statement classifies net income as a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The provisions of this Statement are effective for fiscal years beginning after December 15, 1997.

Also in June 1997, the Financial Accounting Standards Board issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This Statement establishes standards for reporting information about operating segments. An operating segment is defined as a component of an enterprise for which separate financial information is available and reviewed regularly by the enterprise's chief operating decision maker in order to make decisions about resources to be allocated to the segment and also to evaluate the segment's performance. SFAS No. 131 requires a corporation to disclose certain balance sheet and income statement information by operating segment, as well as provide a reconciliation of operating segment information to the corporation's consolidated balances. This Statement is effective for reporting periods beginning after December 15, 1997.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
             No material changes since the filing of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996.

Item 2.  Changes in Securities
                  None

Item 3.  Defaults upon Senior Securities
                  None

Item4.  Submission  of  Matters  to a Vote of  Security  Holders  (a) The Annual
    Meeting of Shareholders was held on April 29, 1997.

    (c)  Matters voted upon were as follows:
     i. A proposal to elect Steven J. Crandall, Richard A. Grills, James W. McCormick, Jr., Victor J.Orsinger II, James P. Sullivan, and Neil H. Thorp as directors of the Corporation for three year terms expiring at the 2000 Annual Meeting of Shareholders passed as follows:
                                                                 Abstentions
                                     Votes          Votes         and Broker
                                  In Favor       Withheld          Non-votes

       Steven J. Crandall       3,620,892.32      25,735.53            0
       Richard A. Grills        3,621,142.62      25,485.53            0
       James W. McCormick, Jr.  3,621,142.62      25,485.53            0
       Victor J. Orsinger, II   3,620,892.32      25,735.53            0
       James P. Sullivan        3,612,268.93      34,358.53            0
       Neil H. Thorp            3,621,142.62      25,485.53            0

    ii. A proposal to adopt the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan was passed by a vote of 2,646,875.01 shares in favor, 271,348.72 shares against, with no abstentions or broker non-votes.

    iii.A  proposal  to  amend  Article  FOURTH  of the  Corporation's  Restated
        Articles of Incorporation to increase the number of shares of the Corporation's Common Stock, $.0625 par value, that may be issued thereunder from 10,000,000 shares to 30,000,000 shares was passed by a vote of 3,383,485.53 shares in favor and 198,050.74 shares against, with no abstentions or broker non-votes.

    iv. A proposal for the ratification of KPMG Peat Marwick LLP to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 1997 was passed by a vote of 3,582,460.91 shares in favor; 40,973.5 shares against; with no abstentions or broker non-votes.

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
          Exhibit No.
           3.i       Amendment to Articles of Incorporation
          *10.a      Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan
          *10.b      Change in Control Agreements with Executive Officers
           11        Statement re Computation of Per Share Earnings

          *  Management contract or compensatory plan or arrangement

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                          WASHINGTON TRUST BANCORP, INC.
                                   (Registrant)



August 12, 1997           By:  John C. Warren
                          -----------------------
                          John C. Warren
                          President and Chief Executive Officer
                          (principal executive officer)





August 12, 1997           By:  David V. Devault
                          -------------------------
                          David V. Devault
                          Vice President, Treasurer and Chief Financial Officer
                          (principal financial officer)