Form 10-Q
period 1997-09-30
WASHINGTON TRUST BANCORP INC
filed 1997-11-14
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended        September 30, 1997
                                              --------------------------

                                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from                to
                                              -------------------------

           Commission file Number                     0-13091
                                              -------------------------

                          WASHINGTON TRUST BANCORP, INC.
            (Exact name of registrant as specified in its charter)

               RHODE ISLAND                                 05-0404671
--------------------------------------------     -------------------------------
      (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                    Identification No.)

   23 BROAD STREET, WESTERLY, RHODE ISLAND                    02891
--------------------------------------------          -------------------
   (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code        (401) 348-1200
                                                          --------------



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No


The number of shares of common stock of the registrant outstanding as of November 5, 1997 was 4,384,477.

Washington Trust Bancorp, Inc. and Subsidiary
Form 10-Q For The Quarter Ended September 30, 1997


                                  CONTENTS

                                                                       Page No.
PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       September 30, 1997 and December 31, 1996                           3

Consolidated Statements of Income
       Three Months and Nine Months Ended September 30, 1997 and 1996     4

Consolidated Statements of Changes in Shareholders' Equity
       Nine Months Ended September 30, 1997 and 1996                      5

Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1997 and 1996                      6

Condensed Notes to Consolidated Financial Statements                      8


PART I.  ITEM 2.

Management's Discussion and Analysis of Financial Condition
       and Results of Operations                                         10


PART II.  Other Information                                              17


Signatures                                                               18


CONSOLIDATED BALANCE SHEETS
Washington Trust Bancorp, Inc. and Subsidiary

                                                                               September 30,      December 31,
(Dollars in thousands)                                                               1997             1996

---------------------------------------------------------------------------- ---------------- -----------------

Assets:
Cash and due from banks                                                              $18,653           $17,418
Federal funds sold                                                                     7,292             1,548
Mortgage loans held for sale                                                             517               744
Securities:
   Available for sale, at fair value                                                 238,891           198,317
   Held to maturity, at cost; fair value $50.4 million
     in 1997 and $28.1 million in 1996                                                49,711            27,926
---------------------------------------------------------------------------- ---------------- -----------------

     Total securities                                                                288,602           226,243

Federal Home Loan Bank stock, at cost                                                 16,444            11,683

Loans                                                                                451,602           418,993
Less allowance for loan losses                                                         8,823             8,495
---------------------------------------------------------------------------- ---------------- -----------------

   Net loans                                                                         442,779           410,498

Premises and equipment, net                                                           21,417            19,040
Accrued interest receivable                                                            5,281             4,160
Other real estate owned, net                                                             842             1,090
Other assets                                                                           4,621             2,522
---------------------------------------------------------------------------- ---------------- -----------------

     Total assets                                                                   $806,448          $694,946


---------------------------------------------------------------------------- ---------------- -----------------

Liabilities:

Deposits:
   Demand                                                                            $74,696           $65,014
   Savings                                                                           180,325           170,172
   Time                                                                              277,151           241,375
---------------------------------------------------------------------------- ---------------- -----------------

     Total deposits                                                                  532,172           476,561

Dividends payable                                                                        876               785
Short term borrowings                                                                 10,555            14,000
Federal Home Loan Bank advances                                                      188,092           138,493
Accrued expenses and other liabilities                                                 9,164             5,680
---------------------------------------------------------------------------- ---------------- -----------------

     Total liabilities                                                               740,859           635,519
---------------------------------------------------------------------------- ---------------- -----------------

Shareholders' Equity:

 Common stock of $.0625 par value; authorized
   10,000,000 shares; issued 4,401,298 shares in 1997
   and 4,362,631 shares in 1996                                                          275               273
Paid-in capital                                                                        4,036             3,764
Retained earnings                                                                     55,119            50,886
Unrealized gain on securities available for sale, net of tax                           6,842             4,504
Treasury stock, at cost; 22,423 shares in 1997                                          (683)                -
---------------------------------------------------------------------------- ---------------- -----------------

     Total shareholders' equity                                                       65,589            59,427
---------------------------------------------------------------------------- ---------------- -----------------

     Total liabilities and shareholders' equity                                     $806,448          $694,946
---------------------------------------------------------------------------- ---------------- -----------------


CONSOLIDATED STATEMENTS OF INCOME
Washington Trust Bancorp, Inc. and Subsidiary

                                                                     Three Months                 Nine Months
                                                               ------------- ------------- ------------- -----------
Periods ended September 30,                                        1997          1996          1997         1996
------------------------------------------------------------ ------------- ------------- ------------- -------------
(In thousands, except per share amounts)
Interest income:
   Interest and fees on loans                                      $9,954        $9,149       $28,940       $26,963
   Income from securities:
     Interest                                                       4,299         2,313        12,276         5,335
     Dividends                                                        525           330         1,424         1,032
   Federal funds sold and securities purchased
     under agreements to resell                                       128            40           259           180
------------------------------------------------------------ ------------- ------------- ------------- -------------

   Total interest income                                           14,906        11,832        42,899        33,510
------------------------------------------------------------ ------------- ------------- ------------- -------------

Interest expense:
   Savings deposits                                                   895           965         2,615         2,881
   Time deposits                                                    3,776         3,117        10,545         9,294
   Federal Home Loan Bank advances                                  2,812           919         7,982         1,721
   Other                                                              126            41           654            89
------------------------------------------------------------ ------------- ------------- ------------- -------------

   Total interest expense                                           7,609         5,042        21,796        13,985
------------------------------------------------------------ ------------- ------------- ------------- -------------

Net interest income                                                 7,297         6,790        21,103        19,525
Provision for loan losses                                             400           300         1,000           900
------------------------------------------------------------ ------------- ------------- ------------- -------------

Net interest income after provision for loan losses                 6,897         6,490        20,103        18,625
------------------------------------------------------------ ------------- ------------- ------------- -------------

Noninterest income:
   Trust revenue                                                    1,056           904         3,367         2,797
   Service charges on deposit accounts                                611           553         1,787         1,600
   Merchant processing fees                                           483           405           764           643
   Net gains on sales of securities                                    56           118           683           266
   Net gains on loan sales                                            209            66           343           141
   Other income                                                       246           256           751           749
------------------------------------------------------------ ------------- ------------- ------------- -------------

   Total noninterest income                                         2,661         2,302         7,695         6,196
------------------------------------------------------------ ------------- ------------- ------------- -------------

Noninterest expense:
   Salaries and employee benefits                                   3,241         2,880         9,397         8,361
   Net occupancy                                                      457           310         1,266           945
   Equipment                                                          535           388         1,505         1,124
   Merchant processing costs                                          370           298           625           511
   Office supplies                                                    139           136           525           380
   Advertising and promotion                                          195           161           508           380
   Other                                                            1,158         1,100         3,912         3,487
------------------------------------------------------------ ------------- ------------- ------------- -------------

   Total noninterest expense                                        6,095         5,273        17,738        15,188
------------------------------------------------------------ ------------- ------------- ------------- -------------

Income before income taxes                                          3,463         3,519        10,060         9,633
Income tax expense                                                  1,099         1,198         3,284         3,276
------------------------------------------------------------ ------------- ------------- ------------- -------------

   Net income                                                      $2,364        $2,321        $6,776        $6,357
------------------------------------------------------------ ------------- ------------- ------------- -------------

Weighted average shares outstanding - primary                     4,548.4       4,503.5       4,543.7       4,459.8
Weighted average shares outstanding - fully diluted               4,550.5       4,513.6       4,549.4       4,485.8
Earnings per share - primary                                         $.52          $.52         $1.49         $1.43
Earnings per share - fully diluted                                   $.52          $.51         $1.49         $1.42
Cash dividends declared per share                                    $.20          $.18          $.58          $.53


CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Washington Trust Bancorp, Inc. and Subsidiary




Nine months ended September 30,                                                          1997              1996
------------------------------------------------------------------------------- ---------------- ----------------

(Dollars in thousands)
Common Stock
Balance at beginning of year                                                               $273             $180
   Issuance of common stock for stock option plan                                             2                1
   3-for-2 stock split in the form of a stock dividend                                        -               91
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                    275              272
------------------------------------------------------------------------------- ---------------- ----------------

Paid-in Capital
Balance at beginning of year                                                              3,764            3,071
   Issuance of common stock for stock option plan                                           272              432
   3-for-2 stock split in the form of a stock dividend                                        -              (91)
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                  4,036            3,412
------------------------------------------------------------------------------- ---------------- ----------------

Retained Earnings
Balance at beginning of year                                                             50,886           45,631
   Net income                                                                             6,776            6,357
   Cash dividends declared                                                               (2,543)          (2,289)
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                 55,119           49,699
------------------------------------------------------------------------------- ---------------- ----------------

Unrealized Gain on Securities Available for Sale, Net of Tax
Balance at beginning of year                                                              4,504            4,382
   Change in unrealized gain on securities available for sale, net of tax                 2,338             (396)
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                  6,842            3,986
------------------------------------------------------------------------------- ---------------- ----------------

Treasury Stock
Balance at beginning of year                                                                  -             (327)
   Repurchase of common stock                                                            (1,115)            (241)
   Issuance of common stock for stock option plan                                           432              452
------------------------------------------------------------------------------- ---------------- ----------------

Balance at end of period                                                                   (683)            (116)
------------------------------------------------------------------------------- ---------------- ----------------

Total Shareholders' Equity                                                              $65,589          $57,253
------------------------------------------------------------------------------- ---------------- ----------------


CONSOLIDATED STATEMENTS OF CASH FLOWS
Washington Trust Bancorp, Inc. and Subsidiary

Nine months ended September 30,                                                      1997                 1996
------------------------------------------------------------------------ ------------------- --------------------
(Dollars in thousands)
Cash flows from operating activities:
   Net income                                                                        $6,776               $6,357
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                                        1,000                  900
     Provision for valuation of other real estate owned                                  41                  278
     Depreciation of premises and equipment                                           1,478                1,060
     Amortization of net deferred loan fees and costs                                  (109)                (107)
     Net gains on sales of securities                                                  (683)                (266)
     Net gains on sales of other real estate owned                                      (91)                (293)
     Net gains on loan sales                                                           (343)                (141)
     Proceeds from sales of loans                                                    16,999               12,350
     Loans originated for sale                                                      (16,825)             (11,861)
     Increase in accrued interest receivable                                         (1,121)                (770)
     Increase in other assets                                                          (904)                 (46)
     Increase in accrued expenses and other liabilities                               1,985                  288
     Other, net                                                                         655                  156

------------------------------------------------------------------------ ------------------- --------------------

   Net cash provided by operating activities                                          8,858                7,905
------------------------------------------------------------------------ ------------------- --------------------


Cash flows from investing activities: Securities available for sale:
     Purchases                                                                     (111,826)             (93,760)
     Proceeds from sales                                                             49,677               18,563
     Maturities and principal repayments                                             25,459               15,196
   Securities held to maturity:
     Purchases                                                                      (23,756)              (3,688)
     Maturities and principal repayments                                              1,957                4,250
   Purchases of Federal Home Loan Bank stock                                         (4,761)              (4,191)
   Loan originations over principal collected on loans                              (32,709)             (20,927)
   Purchase of loans                                                                   (324)                   -
   Proceeds from sales of other real estate owned                                       565                  701
   Purchases of premises and equipment                                               (3,869)              (3,249)
   Purchase of deposits, net of premium paid                                          7,014                    -

------------------------------------------------------------------------ ------------------- --------------------

   Net cash used in investing activities                                            (92,573)             (87,105)
------------------------------------------------------------------------ ------------------- --------------------


Cash flows from financing activities:
   Net increase in deposits                                                          47,401                3,133
   Net increase (decrease) in other short term borrowings                            (3,445)              10,212
   Proceeds from Federal Home Loan Bank advances                                    351,100              111,394
   Repayment of Federal Home Loan Bank advances                                    (301,502)             (53,686)
   Repurchase of common stock                                                        (1,115)                (241)
   Proceeds from issuance of common stock                                               707                  885
   Cash dividends paid                                                               (2,452)              (2,190)

------------------------------------------------------------------------ ------------------- --------------------

   Net cash provided by financing activities                                         90,694               69,507
------------------------------------------------------------------------ ------------------- --------------------

   Net increase (decrease) in cash and cash equivalents                               6,979               (9,693)
   Cash and cash equivalents at beginning of year                                    18,966               28,651

------------------------------------------------------------------------ ------------------- --------------------

   Cash and cash equivalents at end of period                                       $25,945              $18,958
------------------------------------------------------------------------ ------------------- --------------------


(continued)


CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
Washington Trust Bancorp, Inc. and Subsidiary


Nine months ended September 30,                                                          1997          1996
--------------------------------------------------------------------------------- ------------- -------------
(Dollars in thousands)
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                                    $635        $1,049
   Loans charged off                                                                       960           926
   Loans made to facilitate the sale of other real estate owned                            374           598
   Increase (decrease) in unrealized gain on securities available for sale,
       net of tax                                                                        2,338          (396)

Supplemental Disclosures:
   Interest payments                                                                   $12,699        $6,079
   Income tax payments                                                                   2,002         3,082

Condensed Notes to Consolidated Financial Statements
Washington Trust Bancorp, Inc. and Subsidiary


(1) Basis Of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices within the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of September 30, 1997 and December 31, 1996 and the results of operations and cash flows for the interim periods presented.

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


(2) Securities Available For Sale
Securities available for sale are summarized as follows:

                                                  Amortized          Unrealized       Unrealized           Fair
(Dollars in thousands)                               Cost               Gains           Losses             Value
------------------------------------------- ---------------- ---------------- ---------------- ------------------
September 30, 1997
   U.S. Treasury obligations
     and obligations of U.S.
     government-sponsored agencies                   $87,237             792              (45)            $87,984
   Mortgage-backed securities                        126,902           1,599              (46)            128,455
   Corporate bonds                                     1,984              10                -               1,994
   Corporate stocks                                   11,420           9,074              (36)             20,458
------------------------------------------------------------------------------------------------------------------
   Total                                            $227,543          11,475             (127)           $238,891
------------------------------------------------------------------------------------------------------------------

December 31, 1996
   U.S. Treasury obligations
     and obligations of U.S.
     government-sponsored agencies                   $48,714             500             (112)            $49,102
   Mortgage-backed securities                        129,232             144             (872)            128,504
   Corporate stocks                                   12,865           7,919              (73)             20,711
------------------------------------------------------------------------------------------------------------------
   Total                                            $190,811           8,563           (1,057)           $198,317
------------------------------------------------------------------------------------------------------------------


Securities available for sale with a fair value of $21.3 million and $42.0 million were pledged to secure Treasury Tax and Loan deposits, short-term borrowings and public deposits at September 30, 1997 and December 31, 1996, respectively.

For the nine months ended September 30, 1997, proceeds from sales of securities available for sale amounted to $49.7 million, while net realized gains on these sales amounted to $683,000.

(3) Securities Held To Maturity
The amortized cost and fair value of securities held to maturity are summarized as follows:

                                                 Amortized            Unrealized       Unrealized          Fair
(Dollars in thousands)                             Cost                 Gains           Losses             Value
------------------------------------------ ----------------- ---------------- ---------------- ------------------
September 30, 1997
   Obligations of U.S. government-
     sponsored agencies                             $21,917              219               -             $22,136
   Mortgage-backed securities                        11,236              352               -              11,588
   States and political subdivisions                 16,558              111              (1)             16,668
-----------------------------------------------------------------------------------------------------------------
   Total                                            $49,711              682              (1)            $50,392
-----------------------------------------------------------------------------------------------------------------

December 31, 1996
   Mortgage-backed securities                       $12,344              185               -             $12,529
   States and political subdivisions                 15,582               47             (44)             15,585
-----------------------------------------------------------------------------------------------------------------
   Total                                            $27,926              232             (44)            $28,114
-----------------------------------------------------------------------------------------------------------------


There were no sales or transfers of securities held to maturity during the nine months ended September 30, 1997.


(4) Loan Portfolio The following is a summary of loans:

                                            September 30,           December 31,
(Dollars in thousands)                          1997                    1996
--------------------------------------------------------------------------------
Residential real estate:
    Mortgages                                 $182,953               $171,423
    Homeowner construction                       4,349                  4,631
--------------------------------------------------------------------------------
Total residential real estate                  187,302                176,054
--------------------------------------------------------------------------------
Commercial:
    Mortgages                                   63,657                 66,224
    Construction and development                 3,530                  4,174
    Other                                      119,282                109,485
--------------------------------------------------------------------------------
Total commercial                               186,469                179,883
--------------------------------------------------------------------------------
Consumer                                        77,831                 63,056
--------------------------------------------------------------------------------

    Total loans                               $451,602               $418,993
--------------------------------------------------------------------------------


(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses (dollars in thousands):

                                                             Three months                       Nine months
                                                  -----------------------------------------------------------------
Periods ended September 30,                             1997             1996              1997               1996
-------------------------------------------------------------------------------------------------------------------
Balance at beginning of period                         $8,411            $8,150           $8,495            $7,785
Provision charged to expense                              400               300            1,000               900
Recoveries                                                144               173              288               671
Loans charged off                                        (132)             (193)            (960)             (926)
-------------------------------------------------------------------------------------------------------------------
Balance at end of period                               $8,823            $8,430           $8,823            $8,430
-------------------------------------------------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS
Washington Trust Bancorp, Inc. and Subsidiary

Results of Operations - Quarters Ended September 30, 1997 and 1996
Net income for the three months ended September 30, 1997 amounted to $2.4 million, up 1.9% over the $2.3 million of net income recorded in the third quarter of 1996. Fully diluted earnings per share for the quarter ended September 30, 1997 amounted to $.52, up from the $.51 per share on net income earned in the comparable 1996 quarter.

Net interest income for the third quarter of 1997 increased by 7.5% over the prior year quarter, to $7.3 million. This increase was primarily attributable to net interest income generated under an investment program, as well as higher interest and fees on loans. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses for the three months ended September 30, 1997 amounted to $400,000, up from $300,000 for the third quarter of 1996.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $2.6 million for the third quarter of 1997, up 19.3% from the same 1996 period. This increase was primarily due to higher revenues for trust services as well as increases in net gains on loan sales, merchant processing fees and service charges earned on deposit accounts. For the three months ended September 30, 1997 and 1996, net gains on sales of securities amounted to approximately $56,000 and $118,000, respectively.

Total noninterest expense for the quarter ended September 30, 1997 amounted to $6.1 million, an increase of 15.6% from the comparable 1996 amount. This increase was primarily attributable to higher salaries and benefits expense and increases in other expenses resulting from the opening of four additional branch offices during the first half of 1997. (See additional discussion of the expansion of the Corporation's market area under the caption "Financial Condition and Liquidity".) Net occupancy and equipment costs rose 47.4% and 37.9%, respectively, over the prior year period due primarily to depreciation expense associated with purchases of premises and equipment that occurred in 1997 and late 1996.


Results of Operations - Nine Months Ended September 30, 1997 and 1996
Net income for the nine months ended September 30, 1997 amounted to $6.8 million, up 6.6% over the $6.4 million of net income recorded in the comparable 1996 period. Fully diluted earnings per share for the nine months ended September 30, 1997 amounted to $1.49, up 4.9% from the $1.42 per share on net income earned in the comparable 1996 period.

Net interest income for the nine months ended September 30, 1997 increased by 8.1% over the prior year period, to $21.1 million. This increase was primarily attributable to net interest income generated under an investment program. (See additional discussion under the caption "Net Interest Income".)

For the nine months ended September 30, 1997 and 1996, the provision for loan losses amounted to $1,000,000 and $900,000, respectively.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $7.0 million for the nine months ended September 30, 1997, up 18.2% from the same 1996 period. This increase was primarily due to higher revenues for trust services as well as an increase in net gains on loan sales, service charges on deposit amounts and merchant processing fees. For the nine months ended September 30, 1997 and 1996, net gains on sales of securities amounted to $683,000 and $266,000, respectively.

Total noninterest expense for the nine months ended September 30, 1997 amounted to $17.7 million, an increase of 16.8% from the comparable 1996 amount. This increase was primarily attributable to higher salaries and benefits expense and increases in other expenses resulting from the opening of four additional branch offices during the first half of 1997. (See additional discussion of the expansion of the Corporation's market area under the caption "Financial Condition and Liquidity".) Net occupancy and equipment costs for the nine months ended September 30, 1997 rose 34.0% and 33.9%, respectively, over the comparable prior year period due primarily to depreciation expense associated with purchases of premises and equipment that occurred in 1997 and late 1996. Other noninterest expense increased by approximately $525,000, or 16.6%, over the comparable 1996 amount mainly due to a nonrecurring charitable contribution of approximately $219,000 made during the second quarter of 1997.

Net Interest Income
(The accompanying schedule on the page 12 should be read in conjunction with this discussion.)

FTE net interest income for the nine months ended September 30, 1997 amounted to $22.3 million, up by 8.7% over the same 1996 period due primarily to the growth in interest-earning assets. The interest rate spread and the net interest margin for the nine months ended September 30, 1997 amounted to 3.55% and 4.12%, respectively. Comparable amounts for quarter ended September 30, 1996 were 4.50% and 5.15%, respectively.

For the nine months ended September 30, 1997, average interest-earning assets amounted to $720.0 million, an increase of $190.0 million, or 35.8%, over the comparable 1996 amount. The growth in average interest-earning assets was due primarily to the increase in average taxable debt securities, which were up by $140.1 million from the 1996 amount. The increase in average taxable debt securities resulted primarily from an investment securities purchase program which was implemented during the third and fourth quarters of 1996. The objective of the program is to increase net interest income and improve returns on equity, while incurring limited interest rate risk. The securities purchased under this program were funded with Federal Home Loan Bank (FHLB) advances with similar interest rate repricing characteristics. The FTE rate of return on average interest-earning assets was 8.16% for the nine months ended September 30, 1997, down from 8.67% for the same 1996 period.

The yield on average total loans amounted to 8.96% for the nine months ended September 30, 1997, down from 9.12% in the comparable 1996 period due primarily to lower yields on new loan originations. Average total loans for the nine months ended September 30, 1997 rose 9.5% over the prior year and amounted to $432.7 million. Average consumer loans rose by 18.6% over the prior year, while the average balance of commercial and residential real estate loans increased by 13.9% and 2.4%, respectively. The yields on consumer and residential real estate loans decreased by 35 basis points and 10 basis points, respectively, from the comparable prior period, and amounted to 9.32% and 8.15%, respectively. The yield on total commercial loans for the nine months ended September 30, 1997 amounted to 9.59%, down 26 basis points from the comparable 1996 period due primarily to lower yields on new loan originations.

The Corporation's total cost of funds on interest-bearing liabilities amounted to 4.61% for the nine months ended September 30, 1997, up from 4.17% for the comparable 1996 period. This increase was due primarily to higher average FHLB advances outstanding which have the highest overall cost of funds rate of the bank's interest-bearing liabilities. Average FHLB advances for the nine months ended September 30, 1997 amounted to $181.5 million, up substantially from the $38.6 million average balance for the same 1996 period. The additional advances were used primarily to purchase securities under the investment program. The average rate paid on FHLB advances for the nine months ended September 30, 1997 was 5.86%, a decrease of 8 basis points from the prior year rate. Average time deposits rose 11.4% from the prior year amount, to $257.9 million. The rate paid on time deposits increased to 5.45%, up 10 basis points from the prior year rate. Average savings deposits for the nine months ended September 30, 1997 increased slightly from the comparable 1996 amount. The rate paid on these deposits was 1.99% for the first nine months of 1997, down from 2.20% for the same 1996 period. For the nine months ended September 30, 1997, average demand deposits, an interest-free funding source, were up by $7.7 million, or 12.5%, from the same prior year period.

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

Nine months ended September 30,                           1997                                1996
------------------------------------------ ------------------------------------ ----------------------------------
                                            Average                  Yield/        Average                  Yield/
(Dollars in thousands)                      Balance     Interest       Rate        Balance    Interest        Rate
-------------------------------------- ------------- ------------ ---------- -------------- ----------- -----------
Interest-earning assets:
Residential real estate loans              $178,411      10,909       8.15%      $174,308      10,781        8.25%
Commercial and other loans                  187,757      13,501       9.59%       164,909      12,178        9.85%
Consumer loans                               66,515       4,651       9.32%        56,066       4,067        9.67%
-------------------------------------------------------------------------------------------------------------------
   Total loans                              432,683      29,061       8.96%       395,283      27,026        9.12%
Federal funds sold                            6,394         259       5.41%         4,509         180        5.32%
Taxable debt securities                     237,340      12,207       6.86%        97,259       5,085        6.97%
Nontaxable debt securities                   15,647         779       6.64%        15,881         777        6.52%
Corporate stocks                             27,944       1,743       8.32%        17,088       1,384       10.80%
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               720,008      44,049       8.16%       530,020      34,452        8.67%
Non interest-earning assets                  46,088                                36,940
-------------------------------------------------------------------------------------------------------------------
  Total assets                             $766,096                              $566,960
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Savings deposits                           $175,458       2,615       1.99%      $174,556       2,881        2.20%
Time deposits                               257,893      10,545       5.45%       231,501       9,294        5.35%
FHLB advances                               181,546       7,982       5.86%        38,637       1,721        5.94%
Other                                        15,621         654       5.59%         2,175          90        5.48%
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities
                                            630,518      21,796       4.61%       446,869      13,986        4.17%
Demand deposits                              69,108                                61,445
Non interest-bearing liabilities              5,176                                 3,316
-------------------------------------------------------------------------------------------------------------------
Total liabilities                           704,802                               511,630
Total shareholders' equity                   61,294                                55,330
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                   $766,096                              $566,960
-------------------------------------------------------------------------------------------------------------------
  Net interest income /
    interest rate spread                                $22,253       3.55%                   $20,466        4.50%
-------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                 4.12%                                  5.15%
-------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency:

Nine months ended September 30,                    1997              1996
--------------------------------------------- ---------------- -----------------
Commercial and other loans                         $121              $62
Taxable debt securities (1)                         434              250
Nontaxable debt securities                          276              277
Corporate stocks                                    319              352

(1) Represents adjustments for US Treasury and government agency obligations which are exempt from state income taxes only.

Financial Condition and Liquidity
Total assets amounted to $806.4 million at September 30, 1997, an increase of $111.5 million, or 16.0%, from the December 31, 1996 amount of $694.9 million. Average assets totaled $766.1 million for the nine months ended September 30, 1997, up by 35.1% over the comparable 1996 period.

Securities Available for Sale - The carrying value of securities available for sale at September 30, 1997 amounted to $238.9 million, an increase of 20.5% over the December 31, 1996 amount of $198.3 million. This increase is attributable to purchases of U.S. Treasury obligations and obligations of U.S. government-sponsored agencies as well as an increase in the net unrealized gain on securities available for sale of approximately $3.8 million during the nine months ended September 30, 1997. This increase is attributable to both the rise in the equity market that occurred in the third quarter of 1997 and the effect of decreases in medium and long-term bond rates that has occurred during the second and third quarters of 1997.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $49.7 million at September 30, 1997, up from $27.9 million at December 31, 1996. The net unrealized gain on securities held to maturity amounted to approximately $681,000 at September 30, 1997, up from $188,000 at December 31, 1996. This increase is attributable to the decrease in medium and long-term bond rates that has occurred during the second and third quarters of 1997.

Loans - Total loans amounted to $451.6 million at September 30, 1997, an increase of $32.6 million, or 7.8%, from the December 31, 1996 balance of $419.0 million. All categories of loans exhibited modest increases over the year-end 1996 amounts, with the largest increases occurring in the consumer and residential real estate portfolios.

Deposits - Total deposits amounted to $532.2 million at September 30, 1997, up by 11.7% from the December 31, 1996 amount of $476.6 million. This increase was attributable to normal seasonal deposit inflow and deposit inflow resulting from the four additional branch offices opened during the first half of 1997. Approximately $8.2 million of deposits were acquired from another bank in March, 1997. Time deposits rose 14.8% and savings deposits increased by 6.0% from the December 31, 1996 balance. Demand deposits amounted to $74.7 million, up 14.9% from the December 31, 1996 balance of $65.0 million.

Borrowings - The Corporation utilizes FHLB advances as a funding source. FHLB advances amounted to $188.1 million at September 30, 1997, up by $49.6 million from the December 31, 1996 amount. In addition, short-term borrowings outstanding at September 30, 1997 amounted to $10.6 million. The additional FHLB advances were used to fund loan growth and to purchase securities under the investment program. The Corporation is required to maintain a level of investment in FHLB stock which is based on the level of its FHLB advances. As a result of the increase in FHLB advances during the nine months ended September 30, 1997, the Corporation has increased its investment in FHLB stock from $11.7 million at December 31, 1996 to $16.4 million at September 30, 1997.

For the nine months ended September 30, 1997, net cash provided by operations amounted to $8.9 million, the majority of which was generated by net income. Proceeds from sales of loans in the first nine months of 1997 amounted to $17.0 million, while loans originated for sale amounted to $16.8 million. Net cash used in investing activities amounted to $92.6 million and was primarily used to purchase securities available for sale, securities held to maturity, FHLB stock and for loan originations. Net cash provided by investing activities of $90.7 million was generated mainly by a net increase in FHLB advances of $49.6 million, and by an increase in deposits of $47.4 million. (See Consolidated Statements of Cash Flows for additional information.)

Branch Expansion
During the first six months of 1997, the Corporation expanded its market area and increased the number of its branch offices from six to ten branches. In February, 1997 the Corporation opened a de novo branch in North Kingstown, Rhode Island. This branch is a full service banking office, offering deposit and loan services for businesses and consumers, as well as trust and investment services. The Corporation also acquired a branch of a Connecticut bank, including its deposits of approximately $8.2 million, in March 1997. This branch, located in Mystic, Connecticut, was the Corporation's first branch office located in the state of Connecticut. During the second quarter of 1997, the Corporation opened two branches in local supermarkets, one of which is located in Mystic, Connecticut, the other in Westerly, Rhode Island. The Corporation has also announced the November 1997 opening of an additional supermarket branch to be located in Mystic, Connecticut. The supermarket branches are full service banking offices offering extended service hours.

Asset Quality
Nonperforming assets are summarized in the following table:

                                                  September 30,    December 31,
(Dollars in thousands)                                1997            1996
                                                 --------------  ---------------
Nonaccrual loans 90 days or more past due            $4,586             $3,099
Nonaccrual loans less than 90 days past due           4,313              4,443
                                                 --------------  ---------------
Total nonaccrual loans                                8,899              7,542
                                                 --------------   --------------
Other real estate owned:
  Properties acquired through foreclosure               932              1,295
  Valuation allowance                                   (90)              (205)
                                                 --------------  ---------------
Total other real estate owned                           842              1,090
                                                 --------------  ---------------
Total nonperforming assets                           $9,741             $8,632
                                                 --------------  ---------------
Nonaccrual loans as a % of total loans                  2.0%               1.8%
Nonperforming assets as a % of total assets             1.2%               1.2%
Allowance for loan losses to nonaccrual loans          99.1%             112.6%

Not included in the analysis of nonperforming assets at September 30, 1997 and December 31, 1996 above are approximately $1.6 and $1.4 million, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

The following is an analysis of nonaccrual loans by loan category:

                                                September 30,      December 31,
(Dollars in thousands)                               1997              1996
                                               --------------    ---------------
Residential mortgages                               $2,976             $2,067
Commercial:
   Mortgages                                         2,138              2,133
   Construction and development                          -                 80
   Other (1)                                         3,361              2,881
Consumer                                               424                381
                                               --------------    ---------------
Total nonaccrual loans                              $8,899             $7,542
                                               --------------    ---------------

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Impaired loans consist of all nonaccrual commercial loans. At September 30, 1997, the recorded investment in impaired loans was $5.5 million, including $4.9 million which had a related allowance amounting to $793,000. At December 31, 1996, the recorded investment in impaired loans was $5.1 million, including $4.5 million which had a related allowance amounting to $867,000. The balance of impaired loans which did not require an allowance at September 30, 1997 and December 31, 1996 was $620,000 and $572,000, respectively. During the nine months ended September 30, 1997, the average recorded investment in impaired loans was $5.3 million. Also during this period, interest income recognized on impaired loans amounted to approximately $315,000. Interest income on impaired loans is recognized on a cash basis only.

Capital Resources
Total equity capital amounted to $65.6 million, or 8.1% of total assets at September 30, 1997. This compares to $59.4 million, or 8.6% at December 31, 1996. The reduction in this ratio is due primarily to the growth in assets resulting from the investment program. Total equity increased by approximately $6.2 million from December 31, 1996. This increase was primarily attributable to a $4.2 million increase in earnings retention and a $2.3 million increase in unrealized gain on securities available for sale, net of tax. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At September 30, 1997, the Corporation's Tier 1 capital ratio was 13.02%, the total risk-adjusted capital ratio was 14.28% and the leverage ratio was 7.23%. These ratios were all above the ratios required to be categorized as well-capitalized.

Dividends payable at September 30, 1997 amounted to approximately $876,000, representing $.20 per share payable on October 15, 1997, an increase of 11.1% over the $.18 per share declared in the fourth quarter of 1996.

The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

On October 16, 1997, the Corporation's board of directors voted to approve a 3-for-2 stock split of the Corporation's common stock. The stock split, in the form of a stock dividend, will be paid on November 19, 1997 to shareholders of record as of November 5, 1997. The split will result in one additional share of common stock being issued for every two shares issued and outstanding on the record date. The par value of the common stock will remain unchanged at $.0625 per share. Cash payments will be made in lieu of issuing fractional shares. The cash payment for fractional shares will be based on the closing price of the common stock as reported by NASDAQ on the record date, November 5, 1997.

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

Item 2.  Changes in Securities and Use of Proceeds
                  None

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
              Exhibit No.
                 11               Statement re Computation of Per Share Earnings
                 27               Financial Data Schedules

         (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WASHINGTON TRUST BANCORP, INC.
                           (Registrant)



November 14, 1997          By:  John C. Warren
                           -----------------------
                           John C. Warren
                           President and Chief Executive Officer
                           (principal executive officer)





November 14, 1997          By:  David V. Devault
                           -------------------------
                           David V. Devault
                           Vice President, Treasurer and Chief Financial Officer
                           (principal financial officer)