Form 10-K
period 1997-12-31
WASHINGTON TRUST BANCORP INC
filed 1998-03-18
CIK 737468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission file number: 000-13091

                         -------------------------------
                          WASHINGTON TRUST BANCORP, INC.
            (Exact name of registrant as specified in its charter)
                         -------------------------------

             RHODE ISLAND                                        05-0404671
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

            23 BROAD STREET
         WESTERLY, RHODE ISLAND                                     02891
(Address of principal executive offices)                          (Zip Code)

                                  401-348-1200
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

Securities registered pursuant to Section 12(g) of the Act:

                    COMMON STOCK, $.0625 PAR VALUE PER SHARE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $200,976,024 at February 27, 1998 which includes $18,949,253 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of common stock of the registrant outstanding as of February 27, 1998 was 6,659,086.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement dated March 18, 1998 for the Annual Meeting of Shareholders to be held April 28, 1998 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                   FORM 10-K
                         WASHINGTON TRUST BANCORP, INC.
                      For the Year Ended December 31, 1997

                               TABLE OF CONTENTS

                                                                         Page
              Description                                               Number
  Part I
    Item 1    Business
    Item 2    Properties
    Item 3    Legal Proceedings
    Item 4    Submission of Matters to a Vote of Security Holders
              Executive Officers of the Registrant

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

                                     PART I

ITEM 1.  BUSINESS

Washington Trust Bancorp, Inc.
Washington Trust Bancorp, Inc. (the "Corporation" or "Washington Trust") is a publicly-owned, registered bank holding company, organized in 1984 under the laws of the state of Rhode Island, whose subsidiaries are permitted to engage in banking and other financial services and businesses. The Corporation conducts its business through its wholly-owned subsidiary, The Washington Trust Company (the "Bank"), a Rhode Island chartered commercial bank. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

The Corporation was formed in 1984 under a plan of reorganization in which outstanding common shares of The Washington Trust Company were exchanged for common shares of Washington Trust Bancorp, Inc. At December 31, 1997 the Corporation had total consolidated assets of $814.4 million, deposits of $530.9 million and equity capital of $67.2 million.

The Washington Trust Company
The Washington Trust Company was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area. Its current corporate charter dates to 1902. See discussion under "Market Area and Competition" for further information.

The Bank provides a broad range of financial services, including:

  Residential mortgages                  Commercial and consumer demand deposits
  Commercial loans                       Savings, NOW and money market deposits
  Construction loans                     Certificates of deposit
  Consumer installment loans             Retirement accounts
  Home equity lines of credit            Cash management services
  VISA and Mastercard accounts           Safe deposit boxes
  Merchant credit card services          Trust and investment services


Automated teller machines (ATMs) are located at each of the Bank's banking offices. The Bank is a member of various ATM networks.

Data  processing  for most of the Bank's  deposit  and loan  accounts  and other
applications  is  conducted  internally,  using  owned  equipment.   Application
software is primarily obtained through purchase or licensing agreements.

The Bank's Trust and Investment Department provides fiduciary services as trustee under wills and trust agreements; as executor or administrator of estates; as a provider of agency and custodial investment services to individuals and institutions; and as a trustee for employee benefit plans. The market value of total trust assets amounted to $643.6 million as of December 31, 1997.

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

The following is a summary of the relative amounts of income producing functions as a percentage of gross operating income during the past five years:

                                            1997    1996    1995    1994    1993
      --------------------------------------------------------------------------
      Interest and fees on:
         Residential real estate loans       22%     27%     29%     31%     33%
         Commercial and other loans          27      30      33      32      30
         Consumer loans                       9      10      10       9       8
      --------------------------------------------------------------------------
         Total loan income                   58      67      72      72      71

      Interest and dividends on securities   27      18      13      13      13
      Trust revenue                           7       7       7       7       7
      Other noninterest income                8       8       8       8       9
      --------------------------------------------------------------------------
      Gross operating income                100%    100%    100%    100%    100%
      --------------------------------------------------------------------------

The percentage of gross income derived from interest and fees on loans was 58% in 1997, down from a five-year high of 72% in 1995, primarily due to a higher level of securities as a percentage of total assets. (See the caption "Securities" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.)

Market Area and Competition
The Bank's market area includes Washington County and a portion of Kent County in southern Rhode Island, as well as a portion of New London County in southeastern Connecticut. The Bank operates eleven banking offices in these Rhode Island and Connecticut counties. The locations of the banking offices are as follows:

Westerly, RI (3 locations) Charlestown, RI       Narragansett, RI
Richmond, RI               North Kingstown, RI   New Shoreham (Block Island), RI
Mystic, CT (3 locations)

The Bank's banking offices in Charlestown and on Block Island are the only bank facilities in those Rhode Island communities. The Bank plans to open a financial services branch office during the first quarter of 1998 in New London, Connecticut, which will offer trust and investment management, commercial lending and residential mortgage origination.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. The Bank had 32% of total deposits reported by all financial institutions for communities in which the Bank operates banking offices as of June 30, 1997. The closest competitor held 24%, and the second closest competitor held 14% of total deposits in the same communities. The Corporation believes that being the largest commercial banking institution headquartered within the market area provides a competitive advantage over other financial institutions. The Bank has a marketing department which is responsible for the review of existing products and services and the development of new products and services.

Employees
As of December 31, 1997 the Corporation employed approximately 287 full-time and 60 part-time employees, an increase of 11.8% in full-time equivalent employees over 1996. The increase in employees is primarily attributable to the opening of five banking offices in 1997. Management believes that its employee relations are good.

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

The Bank is subject to the supervision of, and examination by, the FDIC, the State of Rhode Island and the State of Connecticut, in which the Bank has established branches. The Bank is also subject to various Rhode Island and Connecticut business and banking regulations.

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) - Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.

FDICIA established five capital tiers, ranging from "well-capitalized" to "critically undercapitalized". A depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. At December 31, 1997, the Bank's capital ratios placed it in the well-capitalized category. Reference is made to Note 15 to the Corporation's Consolidated Financial Statements for additional discussion of the Corporation's regulatory capital requirements.

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

Riegle-Neal  Interstate Banking and Branching Efficiency Act of 1994 (Interstate
Act) - The Interstate Act permits adequately capitalized bank holding companies to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also authorizes the interstate merger of banks, subject to the right of individual states to "opt in" or "opt out" of this authority prior to such date. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. Both Rhode Island and Connecticut, the two states in which the Corporation conducts banking operations, have adopted legislation to "opt in" to interstate merger and branching provisions that effectively eliminated state law barriers.

Dividend Restrictions - The Corporation's revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 15 to the Corporation's Consolidated Financial Statements for additional discussion of the Corporation's ability to pay dividends.

Capital Guidelines - Regulatory guidelines have been established that require bank holding companies and banks to maintain minimum ratios of capital to risk-adjusted assets. Banks are required to have minimum core capital (Tier 1) of 4% and total risk-adjusted capital (Tier 1 and Tier 2) of 8%. For the Corporation, Tier 1 capital is essentially equal to shareholders' equity excluding the net unrealized gain on securities available for sale. Tier 2 capital consists of a portion of the allowance for loan losses (limited to 1.25% of total risk-weighted assets). As of December 31, 1997, net risk-weighted assets amounted to $448.8 million, the Tier 1 capital ratio was 13.13% and the total risk-based capital ratio was 14.39%.

The Tier 1 leverage ratio is defined as Tier 1 capital (as defined under the risk-based capital guidelines) divided by average assets (net of intangible assets and excluding the effects of accounting for securities available for sale under SFAS No. 115). The minimum leverage ratio is 3% for banking organizations that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and strong earnings. Other banking organizations are expected to have ratios of at least 4 - 5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given banking organization. The Corporation's Tier 1 leverage ratio was 7.47% as of December 31, 1997. The Federal Reserve has not advised the Corporation of any specific minimum Tier 1 leverage capital ratio applicable to it.

GUIDE 3 STATISTICAL DISCLOSURES

The following tables contain additional consolidated statistical data about the Corporation and the Bank.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A. Average balance sheets are presented under the caption "Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)" of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Nonaccrual loans are included in average loan balances. Average balances are based upon daily averages.

B. An analysis of net interest earnings, including interest earned and paid, average yields and costs, and net yield on interest-earning assets, is presented under the caption "Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)" of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Interest income is reported on the fully taxable-equivalent basis. Tax exempt income is converted to a fully taxable equivalent basis by assuming a 34% marginal federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Interest on nonaccrual loans is included in the analysis of net interest earnings to the extent that such interest income has been recognized in the Consolidated Statements of Income. See Guide 3 Statistical Disclosures - Item III.C.1.

C. An analysis of rate/volume changes in interest income and interest expense is presented under the caption "Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)" of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The net change attributable to both volume and rate has been allocated proportionately.

II.  SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

A. The carrying amounts of securities as of the dates indicated are presented in the following tables:

      (Dollars in thousands)

      December 31,                                         1997            1996            1995
      --------------------------------------------------------------------------------------------
      Securities Available for Sale:
      U.S. Treasury obligations and obligations of
          U.S. government-sponsored agencies            $ 90,592        $ 49,102        $ 37,878
      Mortgage-backed securities                         122,532         128,504          30,026
      Corporate bonds                                      2,000               -               -
      Corporate stocks                                    22,242          20,711          17,648
      --------------------------------------------------------------------------------------------
      Total securities available for sale               $237,366        $198,317        $ 85,552
      --------------------------------------------------------------------------------------------
      (Dollars in thousands)

      December 31,                                         1997            1996            1995
      --------------------------------------------------------------------------------------------
      Securities Held to Maturity:
      U.S. Treasury obligations and obligations of
          U.S. government-sponsored agencies            $ 23,932        $      -        $      -
      Mortgage-backed securities                          10,695          12,344          13,947
      States and political subdivisions                   17,180          15,582          14,926
      --------------------------------------------------------------------------------------------
      Total securities held to maturity                 $ 51,807        $ 27,926        $ 28,873
      --------------------------------------------------------------------------------------------

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

B. Maturities of debt securities as of December 31, 1997 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated prepayments. Yields on tax exempt obligations are not computed on a tax equivalent basis.

      (Dollars in thousands)                              After 1 year    After 5 years
                                         Due in 1 year    but within 5    but within 10      After
      Securities Available for Sale         or less          years            years        10 years       Totals
      -----------------------------------------------------------------------------------------------------------
     U.S. Treasury obligations and
      obligations of U.S.
      government-sponsored agencies:
        Amortized cost                      $12,346         $68,520          $8,273           $493        $89,632
        Weighted average yield                6.34%           6.49%           6.78%         12.75%          6.53%

      Mortgage-backed securities:
        Amortized cost                        1,559           7,525          13,139         99,505        121,728
        Weighted average yield                6.01%           6.01%           6.01%          6.18%          6.15%

      Corporate bonds:
        Amortized cost                            -           1,985               -              -          1,985
        Weighted average yield                    -           6.18%               -              -          6.18%
      -----------------------------------------------------------------------------------------------------------
      Total debt securities:
        Amortized cost                      $13,905         $78,030         $21,412        $99,998       $213,345
        Weighted average yield                6.30%           6.44%           6.30%          6.22%          6.31%
      -----------------------------------------------------------------------------------------------------------
        Fair value                          $13,948         $78,670         $21,630       $100,876       $215,124
      -----------------------------------------------------------------------------------------------------------

      (Dollars in thousands)                              After 1 year    After 5 years
                                         Due in 1 year    but within 5    but within 10      After
      Securities Held to Maturity           or less          years            years        10 years       Totals
      -----------------------------------------------------------------------------------------------------------
      U.S. Treasury obligations and
      obligations of U.S.
      government-sponsored agencies:
        Amortized cost                       $    -         $22,932          $1,000         $    -        $23,932
        Weighted average yield                    -           6.94%           6.65%              -          6.93%

      Mortgage-backed securities:
        Amortized cost                          436           2,105           3,673          4,481         10,695
        Weighted average yield                7.43%           7.43%           7.43%          7.43%          7.43%

      States and political
      subdivisions:
        Amortized cost                        3,866          10,122           3,192              -         17,180
        Weighted average yield                4.05%           4.42%           4.39%              -          4.33%
      -----------------------------------------------------------------------------------------------------------
      Total debt securities:
        Amortized cost                       $4,302         $35,159          $7,865         $4,481        $51,807
        Weighted average yield                4.39%           6.25%           6.10%          7.43%          6.17%
      -----------------------------------------------------------------------------------------------------------
        Fair value                           $4,325         $35,586          $8,036         $4,639        $52,586
      -----------------------------------------------------------------------------------------------------------

7C. Not applicable.

III. LOAN PORTFOLIO

A. The following table sets forth the composition of the Corporation's loan portfolio for each of the past five years:

      (Dollars in thousands)

      December 31,                             1997           1996           1995           1994           1993
      ------------------------------------------------------------------------------------------------------------
      Commercial:
          Mortgages                           $62,264        $66,224        $58,838        $56,014        $49,194
          Construction and development          3,539          4,174          5,968         12,090         10,719
          Other                               127,956        109,485         96,831        103,335        103,722
      ------------------------------------------------------------------------------------------------------------
      Total commercial                        193,759        179,883        161,637        171,439        163,635

      Residential real estate:
          Mortgages                           181,790        171,423        167,511        170,367        153,507
          Homeowner construction                6,097          4,631          3,071          6,934          6,120
      ------------------------------------------------------------------------------------------------------------
      Total residential real estate           187,887        176,054        170,582        177,301        159,627
      ------------------------------------------------------------------------------------------------------------
      Consumer                                 74,264         63,056         54,240         45,186         34,100
      ------------------------------------------------------------------------------------------------------------
      Total Loans                            $455,910       $418,993       $386,459       $393,926       $357,362
      ------------------------------------------------------------------------------------------------------------

B. An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 1997 follows:

      (Dollars in thousands)
                                                         One Year       One to five     After five
      Matures in:                                        or Less           Years           Years           Total
      ------------------------------------------------------------------------------------------------------------
      Construction and development (1)                    $1,826            $898          $6,912           $9,636
      Commercial - other                                  40,660          57,232          30,064          127,956
      ------------------------------------------------------------------------------------------------------------
                                                         $42,486         $58,130         $36,976         $137,592
      ------------------------------------------------------------------------------------------------------------

     (1) Includes homeowner construction and commercial construction and development. Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

     Sensitivity to changes in interest rates for all such loans due after one year is as follows:

      (Dollars in thousands)                           Floating or
                                     Predetermined      Adjustable
                                         Rates            Rates          Totals
      --------------------------------------------------------------------------
      Principal due after one year      $33,268          $61,838        $95,106
      --------------------------------------------------------------------------


C.   Risk Elements
     Reference is made to the caption "Asset Quality" included in Item 7, Management's Discussion and Analysis of Financial Condition and results of Operations. Included therein is a discussion of the Corporation's credit review and accounting practices, as well as information relevant to nonperforming assets at December 31, 1997.

1.   Nonaccrual, Past Due and Restructured Loans
     a)   Nonaccrual loans as of the dates indicated were as follows:

      (Dollars in thousands)

      December 31,        1997        1996        1995        1994        1993
      --------------------------------------------------------------------------
                         $7,335      $7,542      $8,574     $10,912     $16,244
      --------------------------------------------------------------------------


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

     For the year ended December 31, 1997, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $800 thousand. Interest recognized on these loans amounted to approximately $552 thousand.

     There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 1997.

     b) Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:

      (Dollars in thousands)

      December 31,         1997        1996        1995        1994        1993
      --------------------------------------------------------------------------
                           $644       $1,447       $256        $ 24         $22
      --------------------------------------------------------------------------

     c) Restructured accruing loans for the dates indicated were as follows:

      (Dollars in thousands)

      December 31,         1997        1996        1995        1994        1993
      --------------------------------------------------------------------------
                           $ -         $ -         $ -         $365         $ -
      --------------------------------------------------------------------------

     Restructured accruing loans include those for which concessions, such as reduction of interest rates other than normal market rate adjustments or deferral of principal or interest payments, have been granted due to a borrower's financial condition. Interest on restructured loans is accrued at the reduced rate.

2.   Potential Problem Loans
     Potential problem loans consist of certain accruing commercial loans that were less than 90 days past due at December 31, 1997, but were identified by management of the Bank as potential problem loans. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in Section III.C.1 above. At December 31, 1997, potential problem loans amounted to approximately $800 thousand. The Corporation's loan policy provides guidelines for the review of such loans in order to facilitate collection.

     Depending on future events, these potential problem loans, and others not currently identified, could be classified as nonperforming in the future.

3.   Foreign Outstandings:  None

4. Loan Concentrations; The Corporation has no concentration of loans which exceed 10% of its total loans except as disclosed by types of loan in
     Section III.A.

D.   Other Interest-Bearing Assets:  None

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The allowance for loan losses is available for future credit losses inherent in the loan portfolio. The level of the allowance is based on management's ongoing review of the growth and composition of the loan portfolio, net charge-off experience, current and expected economic conditions, and other pertinent factors. Loans (or portions thereof) deemed to be uncollectible are charged against the allowance and recoveries of amounts previously charged off are added to the allowance. Loss provisions charged to earnings are added to the allowance to bring it to the desired level. Loss experience on loans is presented in the following table for the years indicated:

                    Analysis of the Allowance for Loan Losses
                  ---------------------------------------------

      (Dollars in thousands)

      December 31,                              1997          1996           1995           1994           1993
      -----------------------------------------------------------------------------------------------------------
      Balance at beginning of year            $8,495         $7,785         $9,328         $9,090         $7,872
      Charge-offs
         Commercial:
           Mortgages                             233            321            796            405            928
           Construction and development            -             15            526              9             -
           Other                                 740            415          1,451            512            374
         Residential:
           Mortgages                             144            146            301            159            203
           Homeowner construction                  -              -              -              -             -
         Consumer                                345            376            342            251            379
      -----------------------------------------------------------------------------------------------------------
           Total charge-offs                   1,462          1,273          3,416          1,336          1,884
      -----------------------------------------------------------------------------------------------------------
      Recoveries
        Commercial:
           Mortgages                              93             31             14             22             84
           Construction and development            7              -              -             11             21
           Other                                 232            628            217            189            175
         Residential:
           Mortgages                              13             10            114             21              2
           Homeowner construction                  -              -              -              -             -
        Consumer                                  57            114            128             74             45
      -----------------------------------------------------------------------------------------------------------
           Total recoveries                      402            783            473            317            327
      -----------------------------------------------------------------------------------------------------------
      Net charge-offs                          1,060            490          2,943          1,019          1,557
      Additions charged to earnings            1,400          1,200          1,400          1,257          2,775
      -----------------------------------------------------------------------------------------------------------
      Balance at end of year                  $8,835         $8,495         $7,785         $9,328         $9,090
      -----------------------------------------------------------------------------------------------------------
      Net charge-offs to average loans          .24%           .12%           .75%           .27%           .45%
      -----------------------------------------------------------------------------------------------------------

B. The following table presents the allocation of the allowance for loan losses:

                     Allocation of Allowance for Loan Losses
                   -------------------------------------------

      (Dollars in thousands)

      December 31,                              1997          1996            1995           1994           1993
      ------------------------------------------------------------------------------------------------------------
      Commercial:
         Mortgages                             $1,172         $1,189         $1,640         $1,365        $1,246
         % of these loans to all loans          13.5%          15.8%          15.2%          14.2%         13.8%

         Construction and development              36             49            134            276           150
         % of these loans to all loans            .8%           1.0%           1.5%           3.1%          3.0%

         Other                                  2,488          2,448          2,246          2,870         2,891
         % of these loans to all loans          28.8%          26.1%          25.1%          26.2%         29.0%

      Residential:
         Mortgages                              1,086          1,230          1,066          1,135         1,136
         % of these loans to all loans          39.5%          40.9%          43.4%          43.2%         43.0%

         Homeowner construction                    36             33             20             44            34
         % of these loans to all loans           1.3%           1.1%            .8%           1.8%          1.7%

      Consumer                                  1,019          1,085            911            862           561
      % of these loans to all loans             16.1%          15.1%          14.0%          11.5%          9.5%

      Unallocated                               2,998          2,461          1,768          2,776         3,072
      -----------------------------------------------------------------------------------------------------------
                                               $8,835         $8,495         $7,785         $9,328        $9,090
                                               100.0%         100.0%         100.0%         100.0%         100.0%
      ------------------------------------------------------------------------------------------------------------

V.   DEPOSITS

A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

     (Dollars in thousands)              1997                       1996                       1995
     ---------------------------------------------------------------------------------------------------------
                                Average       Average       Average       Average       Average      Average
                                 Amount      Rate Paid       Amount      Rate Paid      Amount      Rate Paid
     ---------------------------------------------------------------------------------------------------------
     Demand deposits            $70,234           -         $62,464           -         $55,189          -
     Savings deposits:
        Regular                  92,756         2.47%        90,829        2.70%         92,739        2.69%
        NOW                      59,558         1.04%        56,732        1.30%         55,831        1.39%
        Money market             24,848         2.41%        27,004        2.24%         30,096        2.23%
     ---------------------------------------------------------------------------------------------------------
        Total savings           177,162         1.98%       174,565        2.18%        178,666        2.21%

     Time deposits              261,665         5.48%       232,007        5.38%        224,169        5.25%
     ---------------------------------------------------------------------------------------------------------
        Total deposits         $509,061         3.50%      $469,036        3.47%       $458,024        3.43%
     ---------------------------------------------------------------------------------------------------------

B.   Not Applicable

C.   Not Applicable

D. The maturity schedule of time deposits in amounts of $100 thousand or more at December 31, 1997 was as follows:

      (Dollars in thousands)                               Over 3          Over 6
                                           3 months        through         through       Over 12
      Time remaining until maturity        or less        6 months        12 months       months       Total
      --------------------------------------------------------------------------------------------------------
                                           $37,960          5,087           8,814          7,409      $59,270
      --------------------------------------------------------------------------------------------------------

E.   Not applicable

VI.  RETURN ON EQUITY AND ASSETS

                                                   1997        1996        1995
      --------------------------------------------------------------------------
      Return on average assets                     1.17%       1.44%       1.44%
      Return on average shareholders' equity      14.27%      14.95%      15.47%
      Dividend payout ratio                       38.24%      36.55%      33.97%
      Average equity to average total assets       8.22%       9.61%       9.31%

VII. SHORT-TERM BORROWINGS

     The following is a summary of amounts relating to short-term borrowings which consist primarily of securities sold under repurchase agreements generally maturing within 90 days:

      (Dollars in thousands)

      Years ended December 31,                         1997       1996      1995
      --------------------------------------------------------------------------

      Balance at end of year                         $20,337    $14,000     $  -
      Maximum amount outstanding at any month-end     26,820     14,000        -
      Average amount outstanding                      14,773      3,260       93

      Weighted average interest rate during the year   5.64%      5.59%    5.88%
      Weighted average interest rate at end of year    5.58%      5.68%        -

ITEM 2.  PROPERTIES

The Corporation conducts its business from its corporate headquarters and other properties listed below all of which are considered to be in good condition and adequate for the purposes for which they are used.

The following table sets forth certain information relating to bank premises owned or used by the Corporation in conducting its business:

                                                                                                    Own/Lease
                                                                                                 Expiration Date
Location                                                     Description
-----------------------------------------------------------------------------------------------------------------
23 Broad Street, Westerly, RI                                Corporate headquarters                    Own
1200 Main Street, Wyoming, RI                                Branch office                             Own
126 Franklin Street, Westerly, RI                            Branch office                             Own
Ocean Avenue, New Shoreham (Block Island), RI (1)            Branch office                        Lease / 2001
4137 Old Post Road, Charlestown, RI                          Branch office                             Own
20 Point Judith Road, Narragansett, RI                       Branch office                             Own
7625 Post Road, North Kingstown, RI                          Branch office                             Own
Olde Mystic Village, 27 Coogan Boulevard, Mystic, CT         Branch office                        Lease / 2003
McQuades Marketplace, Main Street, Westerly, RI (1)          Supermarket branch                   Lease / 2001
McQuades Marketplace, 10 Clara Drive, Mystic, CT (1)         Supermarket branch                   Lease / 2001
A & P Super Market, Route 1, Mystic, CT (1)                  Supermarket branch                   Lease / 2002
2 Union Plaza, New London, CT (1)                            Limited Financial services branch    Lease / 2004
5 Ledward Avenue, Westerly, RI (1)                           Operations facility                  Lease / 1999
2 Crosswinds Drive, Westerly, RI (1) (2)                     Operations facility                  Lease / 2002

(1) Lease may be extended by the Corporation beyond the indicated expiration date
(2) Corporation has option to purchase during initial lease term


ITEM 3.  LEGAL PROCEEDINGS

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

The suit seeks recovery for losses directly related to the embezzlement of approximately $3.1 million, as well as consequential damages amounting to approximately $2.6 million.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious defenses in this litigation. Additionally, the Bank has filed counterclaims against Maxson and its principal shareholder as well as claims against the officer responsible for the embezzlement. The Bank intends to vigorously defend the suit as well as to vigorously pursue its counterclaims. Management and legal counsel are unable to form an opinion regarding the outcome of this matter. Consequently, no loss provision has been recorded.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of all executive officers of the Corporation and the Bank with their titles, ages, and length of service, followed by certain biographical information.

                                                                                                        Years of
   Name                      Title                                                               Age    service
   ---------------------------------------------------------------------------------------------------------------

   John C. Warren            President and Chief Executive Officer of the Corporation and the     52        2
                             Bank

   David V. Devault, CPA     Vice President, Treasurer and Chief Financial Officer of the
                             Corporation
                             Senior Vice President, Treasurer and Chief Financial Officer of      43       11
                             the Bank

   Harvey C. Perry II        Vice President and Secretary of the Corporation
                             Senior Vice President and Secretary of the Bank                      48       23

   Stephen M. Bessette       Senior Vice President - Retail Lending, of the Bank                  50        1

   Vernon F. Bliven          Senior Vice President - Human Resources, of the Bank                 48       25

   Robert G. Cocks, Jr.      Senior Vice President - Commercial Lending, of the Bank              53        5

   Louis W. Gingerella, Jr.  Senior Vice President - Credit Administration, of the Bank           45        7

   B. Michael Rauh, Jr.      Senior Vice President - Retail Banking, of the Bank                  38        6

John C. Warren joined the Bank and the Corporation in 1996 as President and Chief Operating Officer. In 1997, he was elected President and Chief Executive Officer of the Bank and the Corporation. He served as President and Chief Executive Officer of Sterling Bancshares Corporation from 1990 to 1994 and as Chairman from 1993 to 1994.

David V. Devault joined the Bank in 1986 as Controller. He was elected Vice President and Chief Financial Officer of the Corporation and the Bank in 1987. He was elected Senior Vice President and Chief Financial Officer of the Bank in 1990. In 1997, he was also elected Treasurer of the Bank and the Corporation. Prior to joining the Bank he was a Senior Manager with the firm of KPMG Peat Marwick LLP.

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

                                   PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock has traded on the Nasdaq National Market since May 1996. Previously, the Corporation's stock traded on the Nasdaq Small-Cap Market since June 1992, and had been listed on the Nasdaq Over-The-Counter Market system since June 1987.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 1997 and 1996 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter. Stock price and dividend amounts for 1996 and for the first, second and third quarters of 1997 have been restated to reflect 3-for-2 stock splits paid in the form of stock dividends on November 19, 1997 and on October 15, 1996.

     1997 Quarters                            1             2             3             4
     --------------------------------------------------------------------------------------
     Stock prices:
         High                              $21.33        $20.33        $22.00       $35.75
         Low                                18.33         17.00         19.33        21.17

     Cash dividend declared per share        $.13          $.13          $.13         $.14

     1996 Quarters                            1             2             3             4
     --------------------------------------------------------------------------------------
     Stock prices:
         High                              $13.55        $16.22        $18.22       $22.67
         Low                                12.22         13.00         15.78        17.78

     Cash dividend declared per share        $.12          $.12          $.12         $.12

The Corporation will continue to review future common stock dividends based on profitability, financial resources and economic conditions. The Corporation (including the Bank prior to 1984) has recorded consecutive quarterly dividends for over one hundred years.

The Corporation's primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank. A discussion of the restrictions on the advance of funds or payment of dividends to the Corporation is included in Note 15 to the Consolidated Financial Statements.

At February 27, 1998 there were 1,629 holders of record of the Corporation's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

   FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
   SELECTED OPERATING DATA AND FINANCIAL RATIOS:                                          (Dollars in thousands)

   At or for the years ended December 31,        1997          1996           1995           1994          1993
   --------------------------------------------------------------------------------------------------------------
   Operating Results:
   Interest income                              $57,779       $45,806       $42,286         $36,662      $34,928
   Interest expense                              29,477        19,667        17,015          13,589       14,179
   --------------------------------------------------------------------------------------------------------------
   Net interest income                           28,302        26,139        25,271          23,073       20,749
   Provision for loan losses                      1,400         1,200         1,400           1,257        2,774
   --------------------------------------------------------------------------------------------------------------
   Net interest income after
     provision for loan losses                   26,902        24,939        23,871          21,816       17,975
   Noninterest income                            10,212         8,320         7,203           6,922        6,429
   --------------------------------------------------------------------------------------------------------------
   Net interest and noninterest income           37,114        33,259        31,074          28,738       24,404
   Noninterest expense                           24,385        20,536        19,355          19,447       17,672
   --------------------------------------------------------------------------------------------------------------
   Income before income taxes and
     cumulative effect of accounting             12,729        12,723        11,719           9,291        6,732
   change
   Income tax expense                             3,642         4,298         4,031           3,026        2,255
   --------------------------------------------------------------------------------------------------------------
   Income before cumulative effect
     of accounting change                         9,087         8,425         7,688           6,265        4,477
   Cumulative effect of change in
   accounting for income taxes                        -             -             -               -          305
   --------------------------------------------------------------------------------------------------------------
   Net income                                    $9,087        $8,425        $7,688          $6,265       $4,782
   --------------------------------------------------------------------------------------------------------------

   Per share information ($):  (1)
   Earnings per share:  (2)
     Basic                                         1.38          1.30          1.21             .99          .76
     Diluted                                       1.33          1.25          1.17             .97          .76
   Cash dividends declared                          .53           .47           .41             .33          .26
   Book value                                     10.20          9.08          8.25            7.21         6.09
   Market value - closing stock price             35.00         20.67         12.89            9.67         7.33

   Performance Ratios (%):
   Return on average assets                        1.17          1.44          1.44            1.25         1.01
   Return on average shareholders'                14.27         14.95         15.47           14.11        12.92
   equity
   Dividend payout ratio                          38.24         36.55         33.96           33.02        34.30

   Asset Quality Ratios (%):
   Nonperforming loans to total loans              1.61          1.80          2.22            2.77         4.55
   Nonperforming assets to total assets             .96          1.24          1.88            2.51         4.03
   Allowance for loan losses to nonaccrual       120.45        112.64         90.80           85.48        55.96
   loans
   Allowance for loan losses to total loans        1.94          2.03          2.01            2.37         2.54
   Net charge-offs to average loans                 .24           .12           .75             .27          .45

   Capital Ratios (%):
   Total equity to total assets                    8.25          8.55          9.67            8.88         7.89
   Tier 1 leverage capital ratio                   7.47          8.62          8.99            8.45         7.84
   Total risk-based capital ratio                 14.39         14.93         15.34           13.82        13.12

   (1) Adjusted to reflect the 3-for-2 stock splits paid on November 19, 1997, October 15, 1996 and August 31, 1994

   (2) Including $.05 per share accounting change in 1993

   SELECTED BALANCE SHEET DATA:                                                           (Dollars in thousands)

   December 31,                                   1997         1996           1995          1994            1993
   ---------------------------------------------------------------------------------------------------------------
   Financial Condition:
   Cash and cash equivalents                    $26,128       $18,990        $28,651       $18,405        $21,650
   Total securities                             289,173       226,243        114,425        86,106         86,762
   Federal Home Loan Bank stock                  16,444        11,683          2,995         2,907          1,973
   Net loans                                    447,075       410,498        378,674       384,598        348,272
   Other                                         35,573        27,532         22,914        23,664         28,672
   ---------------------------------------------------------------------------------------------------------------
   Total assets                                $814,393      $694,946       $547,659      $515,680       $487,329
   ---------------------------------------------------------------------------------------------------------------
   Deposits                                    $530,926      $476,561       $467,854      $440,731       $423,375
   Short-term borrowings                         20,337        14,000              -             -              -
   Federal Home Loan Bank advances              187,001       138,493         20,951        23,522         20,500
   Other liabilities                              8,925         6,465          5,917         5,644          4,991
   Shareholders' equity                          67,204        59,427         52,937        45,783         38,463
   ---------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity  $814,393      $694,946       $547,659      $515,680       $487,329
   ---------------------------------------------------------------------------------------------------------------


   Asset Quality:
   Nonaccrual loans                              $7,335        $7,542         $8,574       $10,912        $16,244
   Other real estate owned, net                     497         1,090          1,705         2,007          3,412
   ---------------------------------------------------------------------------------------------------------------
   Total nonperforming assets                    $7,832        $8,632        $10,279       $12,919        $19,656
   ---------------------------------------------------------------------------------------------------------------

SELECTED QUARTERLY FINANCIAL DATA                                                        (Dollars in thousands)


1997                                              Q1            Q2            Q3            Q4          Year
---------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                    $9,274        $9,712        $9,954       $10,150       $39,090
  Income from securities                         4,140         4,736         4,824         4,613        18,313
  Interest on federal funds sold
   and other short-term investments                 61            70           128           117           376
---------------------------------------------------------------------------------------------------------------
  Total interest income                         13,475        14,518        14,906        14,880        57,779
---------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                 860           860           895           894         3,509
  Time deposits                                  3,276         3,493         3,776         3,784        14,329
  Federal Home Loan Bank advances                2,345         2,825         2,812         2,800        10,782
  Other                                            300           228           126           203           857
---------------------------------------------------------------------------------------------------------------
  Total interest expense                         6,781         7,406         7,609         7,681        29,477
---------------------------------------------------------------------------------------------------------------
Net interest income                              6,694         7,112         7,297         7,199        28,302
Provision for loan losses                          300           300           400           400         1,400
---------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                               6,394         6,812         6,897         6,799        26,902
---------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust revenue                                  1,088         1,223         1,056         1,103         4,470
  Service charges on deposit accounts              553           623           611           641         2,428
  Merchant processing fees                         116           165           483           230           994
  Net gains on sales of securities                 254           373            56            50           733
  Net gains on loan sales                           72            62           209           189           532
  Other income                                     249           256           246           304         1,055
---------------------------------------------------------------------------------------------------------------
  Total noninterest income                       2,332         2,702         2,661         2,517        10,212
---------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                 2,953         3,203         3,241         3,244        12,641
  Net occupancy                                    383           426           457           711         1,977
  Equipment                                        464           506           535           621         2,126
  Merchant processing costs                         86           169           370           148           773
  Office supplies                                  156           230           139           159           684
  Advertising and promotion                        122           190           195           169           676
  Other                                          1,327         1,428         1,158         1,595         5,508
---------------------------------------------------------------------------------------------------------------
  Total noninterest expense                      5,491         6,152         6,095         6,647        24,385
---------------------------------------------------------------------------------------------------------------
Income before income taxes                       3,235         3,362         3,463         2,669        12,729
Income tax expense                               1,084         1,101         1,099           358         3,642
---------------------------------------------------------------------------------------------------------------
Net income                                      $2,151        $2,261        $2,364        $2,311        $9,087
---------------------------------------------------------------------------------------------------------------

Earnings per share - basic                        $.33          $.34          $.36          $.35         $1.38
Earnings per share - diluted                      $.32          $.33          $.35          $.34         $1.33
Cash dividends declared per share                 $.13          $.13          $.13          $.14          $.53


SELECTED QUARTERLY FINANCIAL DATA                                                        (Dollars in thousands)


1996                                              Q1            Q2            Q3             Q4          Year
---------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                    $8,837        $8,977        $9,149        $9,143       $36,106
  Income from securities                         1,857         1,868         2,643         3,123         9,491
  Interest on federal funds sold
   and other short-term investments                 85            55            40            29           209
---------------------------------------------------------------------------------------------------------------
  Total interest income                         10,779        10,900        11,832        12,295        45,806
---------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                 968           948           965           916         3,797
  Time deposits                                  3,077         3,100         3,117         3,184        12,478
  Federal Home Loan Bank advances                  335           467           919         1,468         3,189
  Other                                              8            40            41           114           203
---------------------------------------------------------------------------------------------------------------
  Total interest expense                         4,388         4,555         5,042         5,682        19,667
---------------------------------------------------------------------------------------------------------------
Net interest income                              6,391         6,345         6,790         6,613        26,139
Provision for loan losses                          300           300           300           300         1,200
---------------------------------------------------------------------------------------------------------------
Net interest income after provision
  for loan losses                                6,091         6,045         6,490         6,313        24,939
---------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust revenue                                    876         1,016           904           961         3,757
  Service charges on deposit accounts              493           554           553           568         2,168
  Merchant processing fees                          94           144           405           174           817
  Net gains (losses) on sales of securities        198           (50)          118           102           368
  Net gains on loan sales                           29            46            66            79           220
  Other income                                     208           285           256           241           990
---------------------------------------------------------------------------------------------------------------
  Total noninterest income                       1,898         1,995         2,302         2,125         8,320
---------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                 2,705         2,778         2,880         2,809        11,172
  Net occupancy                                    328           307           310           355         1,300
  Equipment                                        365           372           388           412         1,537
  Merchant processing costs                         67           146           298           126           637
  Office supplies                                  142           102           136           154           534
  Advertising and promotion                         65           153           161           232           611
  Other                                          1,178         1,207         1,100         1,260         4,745
---------------------------------------------------------------------------------------------------------------
  Total noninterest expense                      4,850         5,065         5,273         5,348        20,536
---------------------------------------------------------------------------------------------------------------
Income before income taxes                       3,139         2,975         3,519         3,090        12,723
Income tax expense                               1,130           948         1,198         1,022         4,298
---------------------------------------------------------------------------------------------------------------
Net income                                      $2,009        $2,027        $2,321        $2,068        $8,425
---------------------------------------------------------------------------------------------------------------

Earnings per share - basic                        $.31          $.31          $.36          $.32         $1.30
Earnings per share - diluted                      $.30          $.30          $.34          $.30         $1.25
Cash dividends declared per share                 $.12          $.12          $.12          $.12          $.47

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Overview
Washington Trust recorded net income of $9.1 million for 1997, an increase of 7.9% over the $8.4 million of net income recorded in 1996. Diluted earnings per share amounted to $1.33 for 1997, up 6.4% from $1.25 per share earned on net income in 1996.

Washington Trust's rates of return on average assets and average equity ("ROA" and "ROE") for 1997 were 1.17% and 14.27%, respectively. ROA and ROE for the year ended December 31, 1996 amounted to 1.44% and 14.95%, respectively.

Total assets amounted to $814.4 million at December 31, 1997, up 17.2% from the December 31, 1996 balance of $694.9 million. Average assets rose 32.3% during 1997 and amounted to $775.1 million, up from the comparable 1996 amount of $586.0 million. The growth in assets was primarily attributable to purchases of securities under the Corporation's investment program and loan growth resulting from the expansion of the Corporation's market area. The growth in assets was funded by increases in Federal Home Loan Bank ("FHLB") advances as well as an 11.4% increase in total deposits. Total deposits amounted to $530.9 million and $476.6 million at December 31, 1997 and 1996, respectively. FHLB advances totaled $187.0 million at December 31, 1997, up 35.0% from the prior year balance of $138.5 million.

Total shareholders' equity amounted to $67.2 million at December 31, 1997, up 13.1% from the December 31, 1996 amount of $59.4 million. Included in shareholders' equity at December 31, 1997 and 1996 was $7.1 million and $4.5 million, respectively, attributable to unrealized gains on securities available for sale, net of tax.

Book value per share as of December 31, 1997 and 1996 amounted to $10.20 and $9.08, respectively.

Nonperforming assets (nonaccrual loans and property acquired through foreclosure) amounted to $7.8 million or .96% of total assets at December 31, 1997, down from $8.6 million, or 1.24% of total assets at December 31, 1996. The Corporation's loan loss provision was $1.4 million and $1.2 million in 1997 and 1996, respectively.

For the year ended December 31, 1997, net interest income (the difference between interest earned on loans and securities and interest paid on deposits and other borrowings) amounted to $28.3 million, up by 8.3% over the 1996 amount. The net interest margin for the year ended December 31, 1997 amounted to 4.07%, compared to 4.99% in 1996. Other noninterest income (noninterest income excluding net gains on sales of securities available for sale) amounted to $9.5 million for the year ended December 31, 1997, up 19.2% from $8.0 million in 1996.

Total noninterest expense amounted to $24.4 million in 1997, up by 18.7% from the 1996 amount of $20.5 million. The increase was primarily attributable to increased staffing levels, occupancy costs and depreciation expense resulting from branch expansion and other capital investments.

Branch Expansion
During 1997, the Corporation expanded its market area and opened five additional branch offices, increasing the total number of branch offices to eleven. In February 1997, the Corporation opened a new branch in North Kingstown, Rhode Island. This branch is a full service banking office, offering deposit and loan services for businesses and consumers, as well as trust and investment services. The Corporation also acquired a branch of a Connecticut bank, including its deposits of approximately $8.2 million, in March 1997. This branch, located in Mystic, Connecticut, was the Corporation's first branch office located in Connecticut. During the second quarter of 1997, the Corporation opened two branches in local supermarkets, one of which is located in Mystic, Connecticut, the other in Westerly, Rhode Island. An additional supermarket branch located in Mystic, Connecticut was opened by the Corporation in November 1997. The supermarket branches are full service banking offices offering extended service hours.

Net Interest Income
Net interest income is the primary source of Washington Trust's operating income. The level of net interest income is affected by the volume of average interest-earning assets and interest-bearing liabilities, market interest rates and other factors. The following discussion presents net interest income on a fully taxable equivalent (FTE) basis by adjusting income and yields on
tax-exempt   loans  and  securities  to  be  comparable  to  taxable  loans  and securities.

FTE net interest income increased by $2.3 million or 8.6% from 1996 to 1997, due primarily to the growth in interest-earning assets. The interest rate spread declined by 84 basis points to 3.49% in 1997, while the net interest margin (FTE net interest income as a percentage of average interest-earning assets) fell from 4.99% in 1996 to 4.07% in 1997. Earning asset yields fell 45 basis points during 1997, while the cost of interest-bearing liabilities rose 39 basis points, thereby narrowing the net interest spread. Growth in the securities portfolios, lower yields on loans, and increases in interest-bearing sources of funding relative to noninterest-bearing sources of funding (i.e., demand deposits and shareholders' equity), as well as interest expense associated with increases in FHLB advances, were primarily responsible for the decrease in the net interest margin.

FTE interest income totaled $59.1 million in 1997, up from $47.0 million in 1996. The yield on interest-earning assets was 8.12% in 1997, down from 8.57% in 1996. Average interest-earning assets increased by $180.6 million or 32.9% in 1997, most of which was attributable to increases in securities. Total average securities rose by $140.9 million or 94.4% in 1997. The growth in average taxable debt securities resulted primarily from an investment securities purchase program which began in the third quarter of 1996. The securities purchased under this program were funded with Federal Home Loan Bank advances with similar repricing or maturity characteristics in order to enhance net interest income and returns on equity, while limiting interest rate risk. The majority of growth in net interest income in 1997 was attributable to this investment program. The FTE rate of return on securities was 6.86% in 1997, down from 7.23% in 1996. The decrease in yield reflects lower marginal rates on investment purchases during 1997 relative to the prior year.

Average loans amounted to $438.3 million in 1997, up 9.9% from $398.7 million in 1996, with all loan categories showing balance increases. The FTE rate of return on total loans was 8.95% in 1997, down slightly from 9.08% in 1996, due primarily to lower yields on new loan originations. Yields on all categories of loans were down slightly from the prior year. The yield on residential real estate loans amounted to 8.20% in 1997, compared to 8.23% for 1996. Average residential mortgages rose 3.2% in 1997 and amounted to $180.5 million. The yields on commercial loans amounted to 9.55% and 9.77% in 1997 and 1996, respectively. Average commercial loans amounted to $189.9 million in 1997, up 14.0% over prior year levels. Average consumer loans grew 18.7% in 1997 to $67.9 million. The yield on consumer loans amounted to 9.31% in 1997, down from 9.68% in 1996. The decline in loan yields on commercial and consumer loans is attributable more to increasingly competitive loan pricing than to fluctuations in interest rates.

Average interest-bearing liabilities rose by 37.3% during 1997, due primarily to higher levels of FHLB advances. Interest expense amounted to $29.5 million, up 49.9% from 1996. The increase was mainly due to increased FHLB advances outstanding, as well as higher rates paid on time deposits. The rate paid on interest-bearing liabilities rose from 4.24% in 1996 to 4.63% in 1997 primarily due to increased levels of FHLB advances. Average Federal Home Loan Bank advances increased by $129.2 million from 1996 and amounted to $182.8 million in 1997. The advances were used primarily to match fund the purchase of securities under the Corporation's investment purchase program. The average rate paid on Federal Home Loan Bank advances for 1997 was 5.90%, a decrease of 5 basis points from the prior year.

Average savings deposits increased by 1.5% from 1996 and fell 20 basis points in the rate paid, while average time deposits grew 12.8% in 1997 with an increase of 10 basis points in the rate paid. These factors offset the benefit of an increase in average demand deposits, an interest-free source of funding. Average demand deposits increased by 12.4% from 1996 and amounted to $70.2 million in 1997.

Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)
The following table presents average balance and interest rate information. Tax-exempt income is converted to a fully taxable equivalent basis by assuming a 34% federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income), are included in amounts presented for loans.

  Years ended December 31,                        1997                         1996                        1995
  ------------------------------------------------------------------------------------------------------------------------

                                         Average           Yield/    Average           Yield/    Average           Yield/
  (Dollars in thousands)                 Balance Interest   Rate     Balance  Interest  Rate     Balance  Interest  Rate
  ------------------------------------------------------------------------------------------------------------------------
  Assets:
  Residential real estate loans         $180,545  14,796    8.20    $174,964   14,391   8.23     $175,248  14,589    8.32
  Commercial and other loans             189,929  18,133    9.55     166,566   16,271   9.77      168,060  16,286    9.69
  Consumer loans                          67,855   6,317    9.31      57,188    5,535   9.68       48,922   4,916   10.05
  ------------------------------------------------------------------------------------------------------------------------
    Total loans                          438,329  39,246    8.95     398,718   36,197   9.08      392,230  35,791    9.12
  Federal funds sold and other
   short term investments                  6,921     376    5.44       3,927      209   5.32       14,770     855    5.79
  Taxable debt securities                239,612  16,141    6.74     111,553    7,661   6.87       69,168   4,540    6.56
  Nontaxable debt securities              15,789   1,042    6.60      15,794    1,033   6.54       11,148     743    6.67
  Corporate stocks and FHLB stock         27,976   2,343    8.37      18,075    1,889  10.45       11,046   1,201   10.87
  ------------------------------------------------------------------------------------------------------------------------
    Total securities                     290,298  19,902    6.86     149,349   10,792   7.23      106,132   7,339    6.91
  ------------------------------------------------------------------------------------------------------------------------
    Total interest-earning assets        728,627  59,148    8.12     548,067   46,989   8.57      498,362  43,130    8.65
  ------------------------------------------------------------------------------------------------------------------------
  Cash and due from banks                 15,673                      15,627                       13,866
  Allowance for loan losses               (8,715)                     (8,291)                      (8,740)
  Premises and equipment, net             20,791                      15,850                       14,784
  Other                                   18,759                      14,759                       15,641
  ------------------------------------------------------------------------------------------------------------------------
    Total assets                        $775,135                    $586,012                     $533,913
  ------------------------------------------------------------------------------------------------------------------------
  Liabilities and Shareholders' Equity:
  Savings deposits                      $177,162   3,509    1.98    $174,565    3,797   2.18     $178,666   3,946    2.21
  Time deposits                          261,665  14,329    5.48     232,007   12,478   5.38      224,169  11,770    5.25
  FHLB  advances                         182,781  10,782    5.90      53,604    3,189   5.95       20,603   1,274    6.19
  Other                                   15,250     857    5.62       3,650      203   5.56          420      25    5.91
  ------------------------------------------------------------------------------------------------------------------------
    Total interest-bearing liabilities   636,858  29,477    4.63     463,826   19,667   4.24      423,858  17,015    4.01
  ------------------------------------------------------------------------------------------------------------------------
  Demand deposits                         70,234                      62,464                       55,189
  Other liabilities                        4,365                       3,381                        5,172
  Shareholders' equity                    63,678                      56,341                       49,694
  ------------------------------------------------------------------------------------------------------------------------
    Total liabilities and
      shareholders' equity              $775,135                    $586,012                     $533,913
  ------------------------------------------------------------------------------------------------------------------------
    Net interest income                          $29,671                      $27,322                     $26,115
  ------------------------------------------------------------------------------------------------------------------------
  Interest rate spread                                      3.49                        4.33                         4.64
  Net interest margin                                       4.07                        4.99                         5.24
  -----------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)

Years ended December 31,                1997             1996              1995
--------------------------------------------------------------------------------
Commercial and other loans              $156              $91               $87
Taxable debt securities (1)              434              254               197
Nontaxable debt securities               366              368               283
Corporate stocks and FHLB stock          413              470               277

(1)Represents adjustment for U.S. Treasury and government agency obligations which are exempt from state income taxes only.

Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)

                                                    1997/1996                   1996/1995                   1995/1994
   --------------------------------------------------------------------------------------------------------------------------

                                                        Net                         Net                         Net
   (Dollars in thousands)                   Volume     Rate   Change     Volume    Rate    Change   Volume     Rate   Change
   --------------------------------------------------------------------------------------------------------------------------
   Interest on:
   Interest-earning assets:
     Residential real estate loans            $458      (53)     405      $(24)    (174)    (198)     $372      744    1,116
     Commercial and other loans              2,238     (376)   1,862      (145)     130      (15)      118    2,205    2,323
     Consumer loans                          1,000     (218)     782       806     (187)     619     1,046      102    1,148
     Federal funds sold and
       other short term investments            162        5      167      (581)     (65)    (646)      434      165      599
     Taxable debt securities                 8,591     (111)   8,480     2,913      208    3,121        28      331      359
     Nontaxable debt securities                  -        9        9       304      (14)     290       155       26      181
     Corporate stocks and FHLB stock           699     (245)     454     1,009     (321)     688       348      (96)     252
   --------------------------------------------------------------------------------------------------------------------------
     Total interest-earning assets          13,148     (989)  12,159     4,282     (423)   3,859     2,501    3,477    5,978
   --------------------------------------------------------------------------------------------------------------------------
   Interest-bearing liabilities:
     Savings deposits                           56     (344)    (288)      (90)     (59)    (149)     (400)      11     (389)
     Time deposits                           1,620      231    1,851       417      291      708     1,921    1,932    3,853
     FHLB advances                           7,620      (27)   7,593     1,965      (50)   1,915       (99)      95       (4)
     Other                                     654        -      654       180       (2)     178       (56)      22      (34)
   --------------------------------------------------------------------------------------------------------------------------
     Total interest-bearing liabilities      9,950     (140)   9,810     2,472      180    2,652     1,366    2,060    3,426
   --------------------------------------------------------------------------------------------------------------------------
     Net interest income                    $3,198     (849)   2,349    $1,810     (603)   1,207    $1,135    1,417    2,552
   --------------------------------------------------------------------------------------------------------------------------

Noninterest Income
Noninterest income is an important source of revenue for the Corporation. For the year ended December 31, 1997, noninterest income, excluding net gains on sales of securities, accounted for 13.9% of gross revenue. Washington Trust generates recurring noninterest income by charging for trust-related services such as management of customer investment portfolios, trusts and estates, and by assessing fees for servicing deposit accounts, servicing residential mortgages sold in the secondary market, and processing merchant credit card activity.

Revenue from trust-related services continues to be the largest component of noninterest income. Trust revenue represented 43.8% of noninterest income and amounted to $4.5 million in 1997, up by 19.0% from the $3.8 million reported in 1996. This increase in trust revenue is primarily attributable to the increase in assets under management, which amounted to $643.6 million at December 31, 1997, up from $538.6 million in 1996.

Service charges on deposit accounts rose 12.0% to $2.4 million in 1997. Changes in the fee structures of various deposit products during the year, as well as growth in the Corporation's total deposit base, were contributing factors in this increase.

Net gains on loan sales totaled $532 thousand for the year ended December 31, 1997, up from net gains of $220 thousand during 1996, due to increased loan sales in 1997. Gains on loan sales include the capitalization of mortgage servicing rights of $216 thousand and $153 thousand in 1997 and 1996, respectively.

The Corporation retains servicing rights on substantially all residential mortgage loans sold. Mortgage servicing fee income amounted to $338 thousand for the year ended December 31, 1997, down slightly from the prior year amount. Servicing income as a percentage of average loans serviced was 32 basis points in 1997, down from 36 basis points in the prior year due to the amortization of capitalized mortgage servicing rights. The balance of serviced loans at December 31, 1997 amounted to $119.5 million, compared to $101.3 million at December 31, 1996.

Noninterest Expense
Total noninterest expense rose 18.7% to $24.4 million in 1997. This increase was primarily attributable to higher salaries and to increases in occupancy, equipment and other costs associated with Washington Trust's branch expansion efforts.

Occupancy costs totaled $2.0 million in 1997, up 52.1% from the 1996 amount of $1.3 million. Included in net occupancy expense was an impairment write-down of approximately $220 thousand which was recorded in the fourth quarter of 1997. Depreciation expense associated with equipment purchases in 1997 amounted to $1.4 million, up 53.8% over the comparable 1996 amount.

Foreclosed property costs and expenses associated with credit and collection efforts were down in 1997 due to the decline in the number of foreclosed properties and the level of nonperforming loans. (See discussion under "Asset Quality" for additional information.) Foreclosed property costs in 1997 fell 25.2% from the prior year, while credit and collection cost were down 28.0% from 1996 levels.

Income Taxes
Income tax expense amounted to $3.6 million and $4.3 million in 1997 and 1996, respectively. The Corporation's effective tax rate was 28.6% in 1997, down from the 1996 rate of 33.8% due to the implementation of tax planning strategies designed to reduce income taxes. These rates differed from the federal rate of 34.0% due to the benefits of tax-exempt income and the dividends received deduction as well as the effect of state income taxes. During the fourth quarter of 1997, the Corporation recorded a one-time tax benefit of $293 thousand resulting from the implementation of tax planning strategies.

The Corporation had a net deferred tax liability amounting to $2.0 million and $285 thousand at December 31, 1997 and 1996, respectively. The increase in the net liability was primarily attributable to the increase in unrealized gains on securities available for sale. A significant portion of the Corporation's gross deferred tax asset is expected to be realized for tax purposes within a five year period from future taxable income and the reversal of existing deferred tax liabilities. (See Note 12 to the Consolidated Financial Statements for additional information regarding income taxes.)

Financial Condition
Securities
Securities are designated as either available for sale or held to maturity at the time of purchase. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax, until realized. Securities designated as held to maturity are part of the Corporation's portfolio of long-term interest-earning assets. These securities are classified as long-term because the Corporation has the intent and ability to hold them until maturity. Securities held to maturity are reported at amortized cost.

Securities Available for Sale
The amortized cost of securities available for sale at December 31, 1997 amounted to $225.7 million, an increase of $34.9 million over the 1996 amount. This increase is mainly attributable to purchases of U.S. Treasury and U.S. government-sponsored agency obligations under an investment program which began in the second quarter of 1996.

At December 31, 1997, the net unrealized gains on securities available for sale amounted to $11.7 million, an increase of $4.2 million over the comparable 1996 amount. This increase is attributable to both the rise in the equity markets and the effect of decreases in medium and long-term bond rates that occurred during 1997. (See Note 3 to the Consolidated Financial Statements for detail of unrealized gains and losses associated with securities available for sale.)

Securities Held to Maturity
The amortized cost of securities held to maturity increased by $23.9 million, to $51.8 million at December 31, 1997. This increase is attributable to purchases of U.S. government-sponsored agency obligations. The net unrealized gain on securities held to maturity amounted to $779 thousand at December 31, 1997, up by $590 thousand from the 1996 amount of $189 thousand. This increase is attributable to the decline in medium and long-term bond rates that occurred since December 31, 1996.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock which is based on the level of its FHLB advances. As a result of the increase in FHLB advances during 1997, the Corporation increased its investment in FHLB stock from $11.7 million at December 31, 1996 to $16.4 million at December 31, 1997.

Loans
Total loans amounted to $455.9 million at December 31, 1997, up by $36.9 million, or 8.8%, from the December 31, 1996 amount of $419.0 million.

Total residential real estate loans increased by $11.8 million, or 6.7%, in 1997. Declining interest rates in 1997 created a refinancing environment that lead to growth in 15-year fixed rate mortgage originations.

Total commercial loans increased by $13.9 million, or 7.7%, in 1997. The opening of additional branches and expansion of the Corporation's market area during 1997 contributed to the increase in commercial loans.

Strong consumer loan growth continued in 1997. Consumer loans were up by $11.2 million, or 17.8%, in 1997, with the largest increase occurring in the home equity line of credit portfolio. In response to consumer demand, the Corporation channeled its marketing strategies to competitive home equity line of credit products resulting in the increase.

At December 31, 1997, credit card loans amounted to $5.2 million, or 1.1% of total loans, compared to $4.7 million, or 1.1% of total loans, at December 31, 1996.

Deposits
Total deposits at December 31, 1997 amounted to $530.9 million, up 11.4% from the prior year balance of $476.6 million. The increase in deposits is attributable to the additional branch offices opened in 1997, as well as growth in time deposits in denominations of $100 thousand or more which increased by $19.5 million in 1997. All categories of deposits increased over prior year levels. Time deposits rose by 12.1% to $270.6 million, savings deposits (regular savings, NOW and money market accounts) rose by 8.8% to $185.1 and total demand deposits rose by 15.8% to $75.3 million.

Borrowings
Washington Trust uses advances from the Federal Home Loan Bank of Boston as well as other short-term borrowings as part of its overall funding strategy. The additional FHLB advances and short-term borrowings were used to meet short-term liquidity needs, to fund loan growth and to purchase securities under the investment program initiated in 1996. Total advances amounted to $187.0 million at December 31, 1997, up from $138.5 million one year earlier. (See Note 10 to the Consolidated Financial Statements for additional information about borrowings.)

Asset Quality
Nonperforming Assets
Nonperforming  assets  include  nonaccrual  loans and other real  estate  owned.
Nonperforming assets declined to .96% of total assets at December 31, 1997, compared to 1.24% of total assets at December 31, 1996. Nonaccrual loans as a percentage of total loans fell from 1.80% at the end of 1996 to 1.61% at December 31, 1997. Approximately $3.2 million, or 44.3% of total nonaccrual loans, were less than 90 days past due at December 31, 1997

The following table presents nonperforming assets and related ratios:

      (Dollars in thousands)

      December 31,                                          1997            1996
      --------------------------------------------------------------------------

       Nonaccrual loans:
         Residential real estate                          $1,290          $2,067
         Commercial and other:
           Mortgages                                       1,977           2,133
           Construction and development                        -              80
           Other                                           3,616           2,881
         Consumer                                            452             381
      --------------------------------------------------------------------------

      Total nonaccrual loans                               7,335           7,542

      Other real estate owned, net                           497           1,090
      --------------------------------------------------------------------------

      Total nonperforming assets                          $7,832          $8,632
      --------------------------------------------------------------------------

      Nonaccrual loans as a percentage of total loans      1.61%           1.80%
      Nonperforming assets as a percentage of total assets  .96%           1.24%

Nonaccrual Loans
Loans, with the exception of credit card loans and certain well-secured residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more past due with respect to principal and/or interest. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent cash receipts on nonaccrual loans are recognized as interest income, or recorded as a reduction of principal if full collection of the loan is doubtful or if impairment of the collateral is identified. Credit card loans remain on accruing status after becoming 90 days or more past due, but are generally charged off after becoming 180 days past due.

Nonaccrual loans are returned to accrual status when the obligation has performed in accordance with the contract terms for a reasonable period of time and the ultimate collectibility of the contractual principal and interest is no longer doubtful.

Included in accruing loans 90 days or more past due at December 31, 1997 are residential mortgages amounting to $623 thousand which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

      (Dollars in thousands)

      December 31,                                                                         1997            1996
      -----------------------------------------------------------------------------------------------------------
      Nonaccrual loans 90 days or more past due                                           $4,089          $3,099
      Nonaccrual loans less than 90 days past due                                          3,246           4,443
      -----------------------------------------------------------------------------------------------------------
      Total nonaccrual loans                                                              $7,335          $7,542
      -----------------------------------------------------------------------------------------------------------
      Accruing loans 90 days or more past due, primarily all residential mortgages (1)      $644          $1,447
      -----------------------------------------------------------------------------------------------------------

      (1) Not included in nonperforming assets


Restructured Loans
Loans are considered restructured when the Corporation has granted concessions to a borrower due to the borrower's financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. Included in nonaccrual loans at December 31, 1997, are loans amounting to $1.0 million whose terms have been restructured. There were no commitments to lend additional funds to borrowers whose loans had been restructured.

Other Real Estate Owned
Other real estate owned ("OREO") is comprised of properties acquired through foreclosure and other legal means, and loans determined to be substantively repossessed. A loan is considered to be substantively repossessed when the Corporation has taken possession of the collateral, but has not completed legal foreclosure proceedings. OREO is carried at the lower of cost or fair value minus estimated costs to sell. A valuation allowance is maintained for potential declines in market value, known declines in market value, and estimated selling costs.

The balance of OREO amounted to $497 thousand at December 31, 1997, down from the prior year amount of $1.1 million, as sales of foreclosed properties exceeded the level of foreclosures. During 1997, sales of foreclosed properties amounted to $1.6 million. Washington Trust has provided financing to facilitate the sales of some of these properties. Financing is generally provided at market rates with credit terms similar to those available to other borrowers.

Allowance for Loan Losses
Washington Trust assesses the quality of its loans by performing ongoing reviews of its portfolio to determine potential loss exposure and to assess delinquency trends. During this review, management gives consideration to such factors as overall borrower relationship, delinquency trends, credit and collateral quality, prior loss experience, current and expected economic conditions, and other pertinent factors. As a result of this process, charge-offs and other potential problem loans are identified and loan loss allowances are established.

The following table reflects the activity in the allowance for loan losses:

        (Dollars in thousands)

        Years ended December 31,                           1997            1996
        ------------------------------------------------------------------------
        Beginning balance                                $8,495          $7,785
        Charge-offs, net of recoveries:
          Residential real estate                          (131)           (136)
          Commercial:
             Mortgages                                     (140)           (290)
             Construction and development                     7             (15)
             Other                                         (508)            213
          Consumer                                         (288)           (262)
        ------------------------------------------------------------------------
        Net charge-offs                                  (1,060)           (490)
        Provision for loan losses                         1,400           1,200
        ------------------------------------------------------------------------
        Ending balance                                   $8,835          $8,495
        ------------------------------------------------------------------------
        Allowance for loan losses to nonaccrual loans   120.45%         112.64%
        Allowance for loan losses to total loans          1.94%           2.03%
        ------------------------------------------------------------------------


The provision for loan losses amounted to $1.4 million in 1997, up from $1.2 million in 1996. The provision amount is determined by management to maintain the allowance at a level which is deemed appropriate.

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's Asset/Liability Committee ("ALCO") is responsible for establishing policy guidelines on acceptable exposure to interest rate risk and liquidity. The objective of the ALCO is to manage assets and funding sources to produce results which are consistent with Washington Trust's liquidity, capital adequacy, growth, risk and profitability goals. The ALCO establishes and monitors guidelines for proper origination and matching of assets and funding sources, and determines asset/liability origination and pricing strategies to meet its goals. The ALCO meets regularly to review the economic environment and the volume, mix and maturity of assets and liabilities, and implements appropriate changes in strategy that will manage the Corporation's exposure to interest rate risk and liquidity risk.

The ALCO manages the Corporation's interest rate risk using income simulation to measure interest rate risk inherent in the Corporation's on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24-month period. The ALCO uses both parallel rate shocks of up to 200 basis points and Monte Carlo rate simulations based on the historical volatility of interest rates to perform income simulations. The simulations assume that the composition of the Corporation's balance sheet remains constant over the 24-month simulation horizon, and take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instrument classes which may vary under different interest rate scenarios. Prepayment estimates for the Corporation's loans are based on historical experience. Call options and prepayment characteristics for securities are calculated using industry-standard pricing and prepayment analytics. Non-contractual savings deposits are classified as short-term (three months or less) for both maturity and repricing purposes. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. As of December 31, 1997, net interest income simulation indicated greater negative exposure to falling interest rates to a degree that remains within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 4% in net interest income over a 2-year simulation horizon. The following table summarizes the effect that interest rate shifts would have on net interest income for a 24-month period using the Corporation's on and off-balance sheet financial instruments as of December 31, 1997. Interest rates are assumed to shift by 200 basis points over a 12-month period, except for core savings deposits, which are assumed to shift by only 100 basis points due to their historical insensitivity to rate changes. Further, core savings are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenario used does not necessarily reflect the ALCO's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the Corporation for the same period. The following table presents these 24 month net interest income simulation results:

        (Dollars in thousands)
                                                                          Flat          Falling         Rising
                                                                         Rates           Rates           Rates
        ---------------------------------------------------------------------------------------------------------
        Interest-earning assets:
        Fixed rate mortgage-backed securities                             $2,298          $2,190          $2,329
        Adjustable rate mortgage-backed securities                        14,251          10,480          17,697
        Callable securities                                               10,334           9,655          10,702
        Other securities                                                  13,329          12,106          14,579
        Fixed rate mortgages                                              19,505          18,398          20,031
        Adjustable rate mortgages                                         10,121           8,595          11,706
        Other fixed rate loans                                            18,268          17,979          18,555
        Other adjustable rate loans                                       32,370          28,310          36,431
        Interest rate floor contracts (net of premium amortization)          117           1,557            (327)
        ---------------------------------------------------------------------------------------------------------
        Total interest income                                            120,593         109,270         131,703
        ---------------------------------------------------------------------------------------------------------
        Interest-bearing liabilities:
        Core savings deposits                                              7,008           5,531           9,046
        Time deposits                                                     28,511          23,777          33,253
        Short-term borrowings                                              2,284           1,683           2,884
        Federal Home Loan Bank advances                                   21,926          18,175          25,678
        ---------------------------------------------------------------------------------------------------------
        Total interest expense                                            59,729          49,166          70,861
        ---------------------------------------------------------------------------------------------------------
        Net interest income                                              $60,684         $60,104         $60,842
        ---------------------------------------------------------------------------------------------------------

The ALCO estimates that the negative exposure of net interest income to falling rates would result from historically smaller reductions in rates paid on deposits and increased cash flows from the Corporation's mortgage loans and investment securities portfolio, which would be reinvested at lower marginal rates as rates fall, assuming a static balance sheet. Conversely, net interest income should increase as rates rise because adjustable-rate assets will reset upward in yield, while rates paid on deposits would not rise to the same extent, based on historical experience. While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk since the repricing, maturity and prepayment characteristics of financial instruments may change to a different degree than estimated. In addition, since income simulations assume that the Corporation's balance sheet will remain static over the 24-month simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The Corporation also monitors the potential change in market value of its available for sale debt securities in parallel rate shifts of up to 200 basis points. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position.

The following table summarizes the potential change in market value of the Corporation's available for sale debt securities as of December 31, 1997 resulting from immediate 200 basis point parallel rate shifts:

         (Dollars in thousands)
                                                                                        Falling         Rising
                                                                                         Rates           Rates
         --------------------------------------------------------------------------------------------------------
         Security Type:
         U.S. Treasury and Government-sponsored Agency securities (noncallable)         $  1,857      $  (1,718)
         U.S. Government-sponsored Agency securities (callable)                              850         (2,000)
         Corporate securities                                                                108           (102)
         Fixed rate mortgage-backed securities                                                47           (201)
         Adjustable rate mortgage-backed securities                                        1,614         (1,303)
         Adjustable rate collateralized mortgage obligations                                (145)        (1,607)
         --------------------------------------------------------------------------------------------------------
         Total change in market value of available for sale debt securities             $  4,331      $  (6,931)
         --------------------------------------------------------------------------------------------------------


During 1997, the Corporation purchased approximately $50 million in securities (primarily adjustable rate mortgage-backed securities which reprice in one year or less) to enhance net interest income and returns on equity. These securities were match funded with approximately $50 million in Federal Home Loan Bank advances. The decision to match fund these purchases limits the impact on the Corporation's interest rate risk profile by ensuring that repricing and cash flow characteristics of both assets and liabilities are similar. Interest rate risk exposure resulting from these purchases is incorporated in the Corporation's interest income simulation and market value analyses.

The Corporation also uses gap analysis to provide a general overview of the Corporation's interest rate risk profile. At December 31, 1997, the Corporation's cumulative one-year gap was a negative $163.2 million, or 13.9% of earning assets. The following table details the amounts of interest-earning assets and interest-bearing liabilities at December 31, 1997 that are expected to mature or reprice in each of the time periods presented. To the extent applicable, amounts of assets and liabilities which mature or reprice within a particular period were determined in accordance with their contractual terms. Fixed rate mortgages, mortgage-backed securities and consumer installment loans have been allocated based on expected amortization and prepayment rates using standard industry assumptions. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are presented in the under three-month category. Management believes that gap analysis has significant shortcomings as a measure of interest rate risk, as it does not address the effect of changes in interest rates nor the magnitude of resulting changes in net interest income. For this reason, the ALCO does not use gap analysis to establish interest rate risk targets.

The following table summarizes the Corporation's gap analysis as of December 31, 1997:

  (Dollars in thousands)
                                                 3 months        3 to 6       6 months      1 to 5         Over
                                                  or less        months       to 1 year      years       5 years
  ---------------------------------------------------------------------------------------------------------------
  Interest-earning assets:
     Loans                                       $128,160        $45,540       $83,514     $101,838     $100,336
     Debt securities                               81,403         30,706        44,140       95,433       15,249
     Other                                         13,430              -             -            -       38,686
  ---------------------------------------------------------------------------------------------------------------
  Total interest-earning assets                   222,993         76,246       127,654      197,271      154,271
  Interest-bearing liabilities:
     Deposits                                     291,680         45,882        64,432       53,518          131
     Short-term borrowings                         20,337              -             -            -            -
     Federal Home Loan Bank advances               72,500         48,288        47,000       11,062        8,151
  ---------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities              384,517         94,170       111,432       64,580        8,282
  ---------------------------------------------------------------------------------------------------------------
  Interest sensitivity gap per period           $(161,524)      $(17,924)      $16,222     $132,691     $145,989
  ---------------------------------------------------------------------------------------------------------------
  Cumulative interest sensitivity gap           $(161,524)     $(179,448)    $(163,226)    $(30,535)    $115,454
  ---------------------------------------------------------------------------------------------------------------
  Cumulative interest sensitivity gap - 1996    $(124,006)     $(114,652)     $(66,867)    $(44,916)     $95,459
  ---------------------------------------------------------------------------------------------------------------

The Corporation supplements its interest rate risk management strategies with off-balance sheet transactions. Such transactions are intended to hedge specifically identified risks inherent in the Corporation's balance sheet, and not to produce speculative profits. The Corporation has written policy guidelines which designate limits on the notional value of off-balance sheet transactions and require periodic evaluation of risks associated with these transactions, including counterparty credit risk.

During 1995, the Corporation entered into interest rate floor contracts with a notional principal amount of $50 million and a five-year term maturing in February 2000. These contracts are intended to function as a hedge against reductions in interest income realized from prime-based loans. These contracts were purchased for a premium of $916 thousand, which is being amortized over the life of the contracts. The Corporation receives payment for these contracts if certain interest rates fall below specified levels. During 1997, the Corporation recorded income, net of premium amortization, of $92 thousand on its floor contracts. (See Note 7 to the Consolidated Financial Statements for additional information regarding the floor contracts.)

Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust's primary source of liquidity is customer deposits. Customer deposits (time, savings and demand deposits) funded approximately 56.6% of total average assets in 1997. Other sources of funding include discretionary use of purchased liabilities (i.e., Federal Home Loan Bank term advances, securities sold under agreements to repurchase and federal funds purchased), cash flows from the Corporation's securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during 1997. Net loans as a percentage of total assets fell to 54.9% at December 31, 1997, compared to 59.1% at December 31, 1996. Total securities as a percentage of total assets rose to 35.5% at December 31, 1997, up from 32.6% at December 31, 1996. These changes resulted primarily from planned growth related to the investment securities purchase program.

For the year ended December 31, 1997, net cash provided by financing activities was $97.3 million. Proceeds from FHLB advances totaled $468.6 million, while repayments of FHLB advances totaled $420.1 million in 1997. Additionally, $46.2 million in deposits were generated primarily from branch expansion and growth of larger time deposits. Net cash used in investing activities was $101.1 million in 1997, the majority of which was used to purchase securities under the investment securities purchase program and for loan originations. In addition, approximately $5.1 million was used for additions to premises and equipment. While the Corporation does not have any significant capital commitments, it expects to continue to expend funds to upgrade and expand equipment and premises to support its operations. Net cash provided by operating activities amounted to $11.0 million in 1997, $9.1 million of which was generated by net income. (See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.)

Capital Resources
Total shareholders' equity rose 13.1% during 1997 and amounted to $67.2 million at December 31, 1997. Capital growth resulted from $5.6 million of earnings retention and $1.2 million from stock option exercises. On November 19, 1997, the Corporation paid a stock split in the form of a three-for-two stock dividend. Additionally, cash dividends declared per share rose by 12.8% in 1997 for a total of $.53 per share.

The ratio of total equity to total assets amounted to 8.3% at December 31, 1997, compared to 8.6% at December 31, 1996. The reduction in this ratio was due primarily to the growth in assets resulting from the investment securities purchase program. Book value rose to $10.20 per share at December 31, 1997, up from the year-earlier amount of $9.08 per share.

The Corporation and the Bank are subject to various regulatory capital requirements. The Corporation and the Bank are categorized as well-capitalized under the regulatory framework for prompt corrective action. (See Note 15 to the Consolidated Financial Statements for additional discussion of capital requirements.)

Litigation
As discussed under Note 14 to the Corporation's Consolidated Financial Statements, the Bank is party to a lawsuit filed by a corporate customer and the customer's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by an officer of the customer. The suit seeks recovery from the Bank for losses directly related to the embezzlement of approximately $3.1 million, as well as consequential damages amounting to approximately $2.6 million. Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious defenses in this litigation. Additionally, the Bank has filed counterclaims against the customer and its principal shareholder, as well as claims against the officer responsible for the embezzlement. The Bank intends to vigorously defend the suit, as well as to vigorously pursue its counterclaims. Because of the numerous uncertainties which surround the litigation, management is unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

Year 2000 Compliance
Many existing computer programs use only two digits to identify a year in the date field. This could cause many computer applications to fail or create erroneous results by or at the year 2000. The Corporation is currently evaluating the extent to which modifications of its existing computer systems will be necessary prior to the year 2000, as well as the ability of third party vendors to comply, in order to remain functional. The Corporation expects to complete the implementation of necessary modifications before the year 2000 and does not believe that the costs associated with these changes will have a material effect on the Corporation's results of operations or financial condition.

Recent Accounting Developments
Reporting Comprehensive Income
Effective January 1, 1998, the Corporation will adopt Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income, which is defined as all changes in equity, except for those resulting from investments by and distribution to shareholders. SFAS No. 130 classifies net income as a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This Statement also requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

Reporting Segments of an Enterprise and Related Information
SFAS  No.  131,  "Disclosures  about  Segments  of  an  Enterprise  and  Related
Information", is effective for financial statements of public business enterprises for periods beginning after December 15, 1997. This Statement provides reporting standards for financial and descriptive information on reportable operating segments. An operating segment is defined as a component of an enterprise for which separate financial information is available and reviewed regularly by the chief operating decision maker in order to make decisions about resources to be allocated to the segment and also to evaluate the segment's performance. SFAS No. 131 requires a corporation to disclose certain balance sheet and income statement information by operating segment, as well as provide a reconciliation of operating segment information to the corporation's consolidated balances.

Disclosures about Pensions and Other Postretirement Benefits
Effective January 1, 1998, the Corporation will adopt SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of SFAS Nos. 87, 88 and 106". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required by SFAS Nos. 87, 88 and 106. The adoption of this pronouncement also requires restatement of disclosures for earlier periods.

Comparison of 1996 with 1995
Washington Trust recorded net income of $8.4 million in 1996, a 9.6% increase over the $7.7 million of net income recorded in 1995. Diluted earnings per share amounted to $1.25 for 1996, up from $1.17 per share earned in 1995. ROA and ROE amounted to 1.44% and 14.95%, respectively in 1996. Comparable amounts for 1995 were 1.44% and 15.47%.

Fully taxable equivalent net interest income rose 4.6% over the 1995 amount. The interest rate spread declined 31 basis points to 4.33% in 1996, while the net interest margin fell from 5.24% in 1995 to 4.99% in 1996. Growth in the securities portfolios and increases in interest-bearing sources of funding relative to noninterest-bearing sources of funding (i.e., demand deposits and shareholders' equity), as well as interest expense associated with increases in FHLB advances, were primarily responsible for the decrease in the net interest margin. The yield on total interest-earning assets amounted to 8.57% in 1996, down from 8.65% in 1995. The Corporation's cost of funds rose 23 basis points in 1996 to 4.24% due to changes in deposit mix as well as increases in volume. The rate of interest paid on time deposits rose 13 basis points, which resulted in a shift of funds from lower yielding savings deposits to the time deposit category.

Total assets rose $147.3 million or 26.9% during 1996 to $694.9 million at December 31, 1996. Average assets amounted to $586.0 million in 1996, up 9.8% over the prior year. Asset growth was primarily attributable to an increase of $112.8 million in securities available for sale. Total securities available for sale amounted to $198.3 million at the end of 1996. Total loans increased by 8.4% in 1996 and amounted to $419.0 million at December 31, 1996. All categories of loans, except for commercial construction and development, exhibited increases over 1995 levels.

Nonperforming assets declined to 1.24% of total assets at December 31, 1996, down from 1.88% of total assets at December 31,1995. The Corporation's loan loss provision amounted to $1.2 million in 1996, compared to $1.4 million in 1995. Net loan charge-offs amounted to $490 thousand in 1996, down from $2.9 million in 1995.

Shareholders' equity rose by 12.3% in 1996. Approximately $5.3 million of this increase was attributable to earnings retention and $1.3 million from stock option exercises. Book value per share rose to $9.08 at December 31, 1996, up from the year-earlier amount of $8.25 per share. The ratio of capital to assets was 8.6% and 9.7% at December 31, 1996 and 1995, respectively. Dividends paid per share amounted to $.47 in 1996, up 14.6% from the prior year.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are contained herein.

                                                                            Page
  Independent Auditors' Report
  Consolidated Balance Sheets
  Consolidated Statements of Income
  Consolidated Statements of Changes in Shareholders' Equity
  Consolidated Statements of Cash Flows
  Notes to Consolidated Financial Statements

INDEPENDENT AUDITORS' REPORT



{firm logo here}  KPMG Peat Marwick LLP





The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have audited the consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiary (the "Corporation") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and Subsidiary as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 1997, in conformity with generally accepted accounting principles.



KPMG Peat Marwick LLP


KPMG PEAT MARWICK LLP


Providence, Rhode Island
January 12, 1998

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                  (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

December 31,                                                                  1997             1996
-----------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                     $12,925          $17,442
Federal funds sold and other short-term investments                          13,203            1,548
Mortgage loans held for sale                                                  3,772              744
Securities:
   Available for sale, at fair value                                        237,366          198,317
   Held to maturity, at cost; fair value $52,586
     in 1997 and $28,115 in 1996                                             51,807           27,926
-----------------------------------------------------------------------------------------------------
   Total securities                                                         289,173          226,243

Federal Home Loan Bank stock, at cost                                        16,444           11,683

Loans                                                                       455,910          418,993
Less allowance for loan losses                                                8,835            8,495
-----------------------------------------------------------------------------------------------------
   Net loans                                                                447,075          410,498

Premises and equipment, net                                                  21,821           19,040
Accrued interest receivable                                                   4,896            4,160
Other real estate owned, net                                                    497            1,090
Other assets                                                                  4,587            2,498
-----------------------------------------------------------------------------------------------------
   Total assets                                                            $814,393         $694,946
-----------------------------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                                                   $75,282          $65,014
   Savings                                                                  185,073          170,172
   Time                                                                     270,571          241,375
-----------------------------------------------------------------------------------------------------
   Total deposits                                                           530,926          476,561

Dividends payable                                                               927              785
Short-term borrowings                                                        20,337           14,000
Federal Home Loan Bank advances                                             187,001          138,493
Accrued expenses and other liabilities                                        7,998            5,680
-----------------------------------------------------------------------------------------------------
   Total liabilities                                                        747,189          635,519
-----------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares in 1997 and 10 million shares in 1996;
   issued 6,601,947 shares in 1997 and 4,362,631 shares in 1996                 413              273
Paid-in capital                                                               3,705            3,764
Retained earnings                                                            56,360           50,886
Net unrealized gain on securities available for sale                          7,059            4,504
Treasury stock, at cost; 14,205 shares in 1997                                 (333)               -
-----------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                67,204           59,427
-----------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                              $814,393         $694,946
-----------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                (Dollars in thousands)
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31,                                                      1997           1996            1995
-------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                               $39,090        $36,106         $35,704
   Interest on securities                                                    16,383          8,072           4,803
   Dividends on corporate stock and Federal Home Loan Bank stock              1,930          1,419             924
   Interest on federal funds sold and other short-term investments              376            209             855
-------------------------------------------------------------------------------------------------------------------
   Total interest income                                                     57,779         45,806          42,286
-------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                           3,509          3,797           3,946
   Time deposits                                                             14,329         12,478          11,770
   Federal Home Loan Bank advances                                           10,782          3,189           1,280
   Other                                                                        857            203              19
-------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                    29,477         19,667          17,015
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                          28,302         26,139          25,271
Provision for loan losses                                                     1,400          1,200           1,400
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          26,902         24,939          23,871
-------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust revenue                                                              4,470          3,757           3,255
   Service charges on deposit accounts                                        2,428          2,168           1,951
   Merchant processing fees                                                     994            817             731
   Net gains on sales of securities                                             733            368             496
   Net gains (losses) on loan sales                                             532            220            (136)
   Other income                                                               1,055            990             906
-------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                  10,212          8,320           7,203
-------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                            12,641         11,172          10,223
   Net occupancy                                                              1,977          1,300           1,222
   Equipment                                                                  2,126          1,537           1,292
   Deposit taxes and assessments                                                172            274             769
   Merchant processing costs                                                    773            637             529
   Office supplies                                                              684            534             462
   Advertising and promotion                                                    676            611             538
   Other                                                                      5,336          4,471           4,320
-------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                 24,385         20,536          19,355
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   12,729         12,723          11,719
Income tax expense                                                            3,642          4,298           4,031
-------------------------------------------------------------------------------------------------------------------
   Net income                                                                $9,087         $8,425          $7,688
-------------------------------------------------------------------------------------------------------------------


Earnings per share - basic                                                    $1.38          $1.30           $1.21
Earnings per share - diluted                                                  $1.33          $1.25           $1.17
Cash dividends declared per share                                              $.53           $.47            $.41

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                              (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31,                                                      1997            1996           1995
------------------------------------------------------------------------------------------------------------------
Common Stock
Balance at beginning of year                                                  $273            $180           $180
   Shares issued for stock option plan and other purposes                        2               2              -
   3-for-2 stock split in the form of a 50% stock dividend                     138              91              -
------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                         413             273            180
------------------------------------------------------------------------------------------------------------------

Paid-in Capital
Balance at beginning of year                                                 3,764           3,071          2,929
   Shares issued for dividend reinvestment plan,
     stock option plan and other purposes                                      (59)            693            142
------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                       3,705           3,764          3,071
------------------------------------------------------------------------------------------------------------------

Retained Earnings
Balance at beginning of year                                                50,886          45,631         40,554
   Net income                                                                9,087           8,425          7,688
   Cash dividends declared                                                  (3,475)         (3,079)        (2,611)
   3-for-2 stock split in the form of a 50% stock dividend                    (138)           (91)              -
------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                      56,360          50,886         45,631
------------------------------------------------------------------------------------------------------------------

Net Unrealized Gain on Securities Available for Sale
Balance at beginning of year                                                 4,504           4,382          2,802
   Valuation adjustments, net of related income taxes                        2,555             122          1,580
------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                       7,059           4,504          4,382
------------------------------------------------------------------------------------------------------------------

Treasury Stock
Balance at beginning of year                                                     -            (327)          (682)
   Shares issued for dividend reinvestment plan,
     stock option plan and other purposes                                    1,256             567            355
   Shares repurchased                                                       (1,589)           (240)             -
------------------------------------------------------------------------------------------------------------------
Balance at end of year                                                        (333)             -            (327)
------------------------------------------------------------------------------------------------------------------
Total Shareholders' Equity                                                 $67,204         $59,427        $52,937
------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                               (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                1997              1996              1995
------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                           $9,087            $8,425           $7,688
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                           1,400             1,200            1,400
     Provision for valuation of other real estate owned                     42               303              172
     Depreciation of premises and equipment                              2,103             1,448            1,331
     Amortization of net deferred loan fees and costs                     (149)             (150)            (541)
     Amortization of premium in excess of accretion of
       discount on debt securities                                         957               292              100
     Deferred income tax expense                                             -               157              763
     Net gains on sales of securities                                     (733)             (368)            (496)
     Net (gains) losses on sales of other real estate owned                (69)             (351)              15
     Net (gains) losses on loan sales                                     (532)             (220)             136
     Proceeds from sales of loans                                       32,115            18,331           15,968
     Loans originated for sale                                         (32,532)          (18,399)         (16,219)
     Increase in accrued interest receivable                              (736)             (621)            (307)
     Decrease (increase) in other assets                                  (841)               70             (924)
     Increase in accrued expenses and other liabilities                    652               530              133
     Other, net                                                            216                (5)            (394)
------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                            10,980            10,642            8,825
------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                                        (144,043)         (168,325)         (38,362)
     Proceeds from sales                                                63,600            35,683           16,469
     Maturities and principal repayments                                45,352            20,222           10,165
   Securities held to maturity:
     Purchases                                                         (29,060)           (4,475)         (22,331)
     Maturities and principal repayments                                 5,166             5,356            8,770
   Purchases of Federal Home Loan Bank stock                            (4,761)           (8,688)             (88)
   Loan originations (over) under principal collected on loans         (39,973)          (33,168)           5,152
   Purchase of loans                                                      (324)                -                -
   Proceeds from sales of other real estate owned                        1,032               993              310
   Purchases of premises and equipment                                  (5,122)           (5,872)          (1,222)
   Purchase of deposits, net of premium paid                             7,014                 -                -
------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                              (101,119)         (158,274)         (21,137)
------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                             46,155             8,707           27,123
   Net increase in short-term borrowings                                 6,337            14,000                -
   Proceeds from Federal Home Loan Bank advances                       468,600           226,240           17,565
   Repayment of Federal Home Loan Bank advances                       (420,092)         (108,698)         (20,136)
   Purchase of treasury stock                                           (1,589)             (240)               -
   Proceeds from issuance of common stock                                1,199               942              496
   Cash dividends paid                                                  (3,333)           (2,980)          (2,490)
------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                            97,277           137,971           22,558
------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                  7,138            (9,661)          10,246
   Cash and cash equivalents at beginning of year                       18,990            28,651           18,405
------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                            $26,128           $18,990          $28,651
------------------------------------------------------------------------------------------------------------------


Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                    $809            $1,279             $666
   Loans charged off                                                     1,462             1,273            3,416
   Loans made to facilitate the sale of OREO                               412               915              855
   Transfer of securities from the held-to-maturity
     to the available-for-sale category                                      -                 -           37,131
   Change in net unrealized gain on securities                           2,555               122            1,580
   Stock issued in settlement of directors' retirement plan                  -               320                -
Supplemental Disclosures:
   Interest payments                                                    17,036             8,195            7,366
   Income tax payments                                                   4,002             4,007            3,018

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General
Washington Trust Bancorp, Inc. (the "Corporation") is a publicly-owned, registered bank holding company, organized under the laws of the State of Rhode Island. The Corporation provides a complete product line of financial services through its wholly-owned subsidiary, The Washington Trust Company (the "Bank"), a Rhode Island chartered commercial bank. The Bank was originally chartered in 1800 and provides a variety of financial services including commercial, residential and consumer lending, retail and commercial deposit products and trust services through its branch offices in Rhode Island and Connecticut. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

The activities of the Corporation and the Bank are subject to the regulatory supervision of the Federal Reserve Board and the FDIC, respectively. Both companies are subject to various Rhode Island and Connecticut business and banking regulations.

(1) Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year classification.

The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to general practices of the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. A material estimate which is particularly susceptible to change is the determination of the allowance for loan losses.

Securities
Securities  Available for Sale
The Corporation designates securities that it intends to use as part of its asset/liability strategy or that may be sold as a result of changes in market conditions, changes in prepayment risk, rate fluctuations, liquidity or capital requirements as available for sale. The determination to classify such securities as available for sale is made at the time of purchase.

Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders' equity, net of tax, until realized. Any decline in fair value below the amortized cost basis of an individual security deemed to be other than temporary is recognized as a realized loss in the accounting period in which the determination is made. The fair value of the security at the time of the write-down becomes the new cost basis of the security.

Realized gains or losses from sales of equity securities are determined using the average cost method, while other realized gains and losses are determined using the specific identification method.

Securities Held to Maturity
The determination to classify debt securities in the held-to-maturity category is made at the time of purchase and is based on management's intent and ability to hold the securities until maturity. Debt securities in the held-to-maturity portfolio are stated at cost, adjusted for amortization of premium and accretion of discount (calculated on a method that approximates the interest method).

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston ("FHLB"). As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank may redeem FHLB stock in excess of the minimum required. In addition, the FHLB may require members to redeem stock in excess of the requirement. FHLB stock is redeemable at par, which equals cost. Since no market exists for these shares, they are valued at par.

Mortgage Banking Activities
Mortgage  Loans Held for Sale
Mortgage loans held for sale are carried at the lower of aggregate cost, net of unamortized deferred loan origination fees and costs, or market. Unrealized losses, if any, are charged to current period earnings.

Mortgage  Servicing  Rights
Rights to service mortgage loans for others are recognized as an asset, including rights acquired through both purchases and originations. The total cost of originated mortgage loans that are sold with servicing rights retained is allocated between the mortgage servicing rights and the loans without the mortgage servicing rights based on their relative fair values. Capitalized mortgage servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income. They are periodically evaluated for impairment based on their fair value. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost. Any impairment is recognized as a charge to earnings through a valuation allowance.

Portfolio  Loans
Loans held in portfolio are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs. Interest income is accrued on a level yield basis based on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loans.

Nonaccrual  Loans
Loans, with the exception of credit card loans and certain well-secured residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent cash receipts on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management's assessment of the ultimate collectibility of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management's opinion, the loans are considered to be fully collectible.

Impaired  Loans
A loan is impaired when it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Corporation considers all nonaccrual commercial loans to be impaired. Impairment is measured on a discounted cash flow method, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Impairment is measured based on the fair value of the collateral if it is determined that foreclosure is probable.

Restructured  Loans
Restructured loans include those for which concessions such as reduction of interest rates other than normal market rate adjustments, or deferral of principal or interest payments have been granted due to a borrower's financial condition. Subsequent cash receipts on restructured loans are applied to the outstanding principal balance of the loan, or recognized as interest income depending on management's assessment of the ultimate collectibility of the loan.

Allowance for Loan Losses
The allowance for loan losses is available for future credit losses inherent in the loan portfolio. The level of the allowance is based on management's ongoing review of the growth and composition of the loan portfolio, net charge-off experience, current and expected economic conditions, and other pertinent factors. Loans (or portions thereof) deemed to be uncollectible are charged against the allowance and recoveries of amounts previously charged off are added to the allowance. Loss provisions charged to earnings are added to the allowance to bring it to the desired level.

While management believes that the allowance for loan losses is adequate, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review the Corporation's allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line method over the estimated useful lives of assets. Expenditures for major additions and improvements are capitalized while the costs of current maintenance and repairs are charged to operating expenses.

Other Real Estate Owned (OREO)
Other real estate owned consists of property acquired through foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Corporation has taken possession of the collateral, but has not completed legal foreclosure proceedings.

OREO is stated at the lower of cost or fair value minus estimated costs to sell at the date of acquisition or classification to OREO status. Fair value of such assets is determined based on independent appraisals and other relevant factors. Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses. A valuation allowance is maintained for known specific and potential market declines and for estimated selling expenses. Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in foreclosed property costs.

Transfers and Servicing of Assets and Extinguishments of Liabilities
Effective January 1, 1997, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on an approach that focuses on control, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS Statement No. 125" deferred certain provisions of SFAS No. 125 due to logistical issues concerning implementation. The adoption of SFAS No. 125 and SFAS No. 127 did not have an effect on the Corporation's financial statements.

Interest Rate Risk Management Agreements
The Corporation uses off-balance sheet financial instruments from time to time as part of its interest rate risk management strategy. Interest rate swap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Corporation does not enter into agreements for trading or speculative purposes. Therefore, these agreements are not marked to market.

The net amounts to be paid or received on outstanding interest rate risk management agreements are recognized on the accrual basis as an adjustment to the related interest income or expense over the life of the agreements. Premiums paid for interest rate floor agreements are amortized as an adjustment to interest income over the term of the agreements. Unamortized premiums are included in other assets. Gains or losses resulting from the termination of interest rate swap and floor agreements on qualifying hedges of existing assets or liabilities are deferred and amortized over the remaining lives of the related assets/liabilities as an adjustment to the yield. Unamortized deferred gains/losses on terminated interest rate swap and floor agreements are included in the underlying assets/liabilities hedged.

Deposit Taxes and Assessments
Deposit taxes and assessments consist of amounts assessed to members of the Bank Insurance Fund by the FDIC and deposit taxes imposed by the State of Rhode Island. These amounts are calculated based on levels of bank deposits using rates established by the respective regulatory authorities.

Pension Costs
Costs associated with defined benefit plans are accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions".

Stock-Based Compensation
The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25. In addition, the Corporation discloses pro forma net income and earnings per share computed using the fair value based method of accounting for these plans as required by SFAS No. 123.

Income Taxes
Income tax expense is determined based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Earnings Per Share
For 1997, the Corporation adopted SFAS No. 128, "Earnings per Share". This Statement specifies the computation, presentation, and disclosure requirements for earnings per share (EPS). SFAS No. 128 simplifies the standards for computing EPS previously found in APB Opinion No. 15 and makes them comparable to international EPS standards. The Statement replaces the presentation of primary EPS with basic EPS, requires dual presentation of basic and diluted EPS on the face of the statement of income, and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The adoption of this pronouncement also requires restatement of all prior year EPS data presented.

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other short-term investments. Generally, federal funds are sold on an overnight basis.

(2) Cash and Due From Banks
The Bank is required to maintain certain average reserve balances with the Federal Reserve. Such reserve balances amounted to $5,641 and $7,797 at December 31, 1997 and 1996, respectively.

(3) Securities
Securities are summarized as follows:

                                                        Amortized       Unrealized      Unrealized        Fair
        December 31, 1997                                 Cost             Gains          Losses          Value
        ---------------------------------------------------------------------------------------------------------
        Securities Available for Sale:
        U.S. Treasury obligations and obligations
          of U.S. government-sponsored agencies          $89,632          $1,000           $(40)         $90,592
        Mortgage-backed securities                       121,728             865            (61)         122,532
        Corporate bonds                                    1,985              15              -            2,000
        Corporate stocks                                  12,319           9,976            (53)          22,242
        ---------------------------------------------------------------------------------------------------------
        Total securities available for sale              225,664          11,856           (154)         237,366
        ---------------------------------------------------------------------------------------------------------
        Securities Held to Maturity:
        U.S. Treasury obligations and obligations
          of U.S. government-sponsored agencies           23,932             245             (4)          24,173
        Mortgage-backed securities                        10,695             377              -           11,072
        States and political subdivisions                 17,180             161              -           17,341
        ---------------------------------------------------------------------------------------------------------
        Total securities held to maturity                 51,807             783             (4)          52,586
        ---------------------------------------------------------------------------------------------------------
        Total securities                                $277,471         $12,639          $(158)        $289,952
        ---------------------------------------------------------------------------------------------------------

                                                        Amortized       Unrealized      Unrealized        Fair
        December 31, 1996                                 Cost             Gains          Losses          Value
        ---------------------------------------------------------------------------------------------------------
        Securities Available for Sale:
        U.S. Treasury obligations and obligations
          of U.S. government-sponsored agencies          $48,713            $501          $(112)         $49,102
        Mortgage-backed securities                       129,232             144           (872)         128,504
        Corporate stocks                                  12,865           7,919            (73)          20,711
        ---------------------------------------------------------------------------------------------------------
        Total securities available for sale              190,810           8,564         (1,057)         198,317
        ---------------------------------------------------------------------------------------------------------
        Securities Held to Maturity:
        Mortgage-backed securities                        12,344             185             -            12,529
        States and political subdivisions                 15,582              48            (44)          15,586
        ---------------------------------------------------------------------------------------------------------
        Total securities held to maturity                 27,926             233            (44)          28,115
        ---------------------------------------------------------------------------------------------------------
        Total securities                                $218,736          $8,797        $(1,101)        $226,432
        ---------------------------------------------------------------------------------------------------------

Included in corporate stocks at December 31, 1997 are preferred stocks, which are callable at the discretion of the issuer, with an amortized cost of $6,848 and a fair value of $7,292. Call features on these stocks range from two months to nine years.

The contractual maturities and weighted average yields of debt securities are summarized below. Weighted average yields are computed on a fully taxable basis. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.

                                                                                        Weighted
                                                        Amortized         Fair           Average
        December 31, 1997                                  Cost           Value           Yield
        -----------------------------------------------------------------------------------------
        Securities Available for Sale:
        Due in 1 year or less                            $13,905         $13,948           6.30%
        After 1 but within 5 years                        78,030          78,670           6.44%
        After 5 but within 10 years                       21,412          21,630           6.30%
        After 10 years                                    99,998         100,876           6.22%
        -----------------------------------------------------------------------------------------
        Total debt securities available for sale         213,345         215,124           6.31%
        -----------------------------------------------------------------------------------------
        Securities Held to Maturity:
        Due in 1 year or less                              4,302           4,325           4.39%
        After 1 but within 5 years                        35,159          35,586           6.25%
        After 5 but within 10 years                        7,865           8,036           6.10%
        After 10 years                                     4,481           4,639           7.43%
        -----------------------------------------------------------------------------------------
        Total debt securities held to maturity            51,807          52,586           6.17%
        -----------------------------------------------------------------------------------------
        Total debt securities                           $265,152        $267,710           6.28%
        -----------------------------------------------------------------------------------------

At December 31, 1997, the Corporation owned debt securities with an aggregate carrying value of $34,498 which are callable at the discretion of the issuers. Primarily all of these securities are U.S. Treasury and government-sponsored agency obligations, included in the available-for-sale category. Final maturities of these securities range from three to thirteen years with call features ranging from one month to eight years.

The following is a summary of amounts relating to sales of securities available for sale:

        Years ended December 31,          1997            1996            1995
        ------------------------------------------------------------------------
        Proceeds from sales             $63,600         $35,683         $16,469
        ------------------------------------------------------------------------
        Realized gains                   $1,252            $626          $1,029
        Realized losses                    (519)           (258)           (533)
        ------------------------------------------------------------------------
        Net realized gains                 $733            $368            $496
        ------------------------------------------------------------------------

Securities available for sale with a fair value of $29,127 and $41,965 were pledged to secure public deposits and for other purposes at December 31, 1997 and 1996, respectively.

(4) Loans
The following is a summary of loans:

        December 31,                                           1997            1996
        ----------------------------------------------------------------------------
        Commercial and other:
          Mortgages (1)                                      $62,264         $66,224
          Construction and development (2)                     3,539           4,174
          Other (3)                                          127,956         109,485
        ----------------------------------------------------------------------------
          Total commercial and other                         193,759         179,883

        Residential real estate:
          Mortgages                                          181,790         171,423
          Homeowner construction                               6,097           4,631
        ----------------------------------------------------------------------------
          Total residential real estate                      187,887         176,054

        Consumer                                              74,264          63,056
        ----------------------------------------------------------------------------
        Total loans                                         $455,910        $418,993
        ----------------------------------------------------------------------------

         (1)  Amortizing  mortgages,   primarily  secured  by  income  producing
              property
         (2) Loans for construction of residential and commercial properties and for land development
         (3) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate

Concentrations of Credit Risk
The Corporation's lending activities are primarily conducted in southern Rhode Island and southeastern Connecticut. The Corporation grants single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, loans are granted for the construction of residential homes, commercial real estate properties, and for land development. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in the Corporation's market area.

Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 1997 and 1996 was $7,335 and $7,542, respectively. Interest income that would have been recognized had these loans been performing at originally contracted rates was approximately $800 in 1997 and $843 in 1996. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $552 in 1997 and $495 in 1996. Included in nonaccrual loans at December 31, 1997 and 1996 are loans amounting to $1,041 and $1,879, respectively, whose terms have been restructured.

Impaired Loans
Impaired loans consist of all nonaccrual commercial loans. The following is a summary of impaired loans:

        December 31,                                        1997            1996
        ------------------------------------------------------------------------
        Impaired loans requiring an allowance             $5,131          $4,523
        Impaired loans not requiring an allowance            363             572
        ------------------------------------------------------------------------
        Total recorded investment in impaired loans       $5,494          $5,095
        ------------------------------------------------------------------------


        Years ended December 31,                            1997            1996
        ------------------------------------------------------------------------
        Average recorded investment in impaired loans     $5,436          $3,674
        ------------------------------------------------------------------------
        Interest income recognized on impaired loans        $399            $267
        ------------------------------------------------------------------------

Mortgage Servicing Activities
At December 31, 1997 and 1996, mortgage loans sold to others and serviced by the Corporation on a fee basis under various agreements amounted to $119,471 and $101,261, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets. The balance of capitalized mortgage servicing rights as of December 31, 1997 and 1996 was $293 and $126, respectively.

Loans to Related Parties
At December 31, 1997, the Corporation has made loans in the ordinary course of business to certain directors and executive officers including their immediate families and their affiliated companies. Such loans were made under normal interest rate and collateralization terms. Activity related to these loans in 1997 was as follows:

        Balance at December 31, 1996                                     $2,671
        Additions                                                           716
        Reductions                                                       (1,489)
        ------------------------------------------------------------------------
        Balance at December 31, 1997                                     $1,898
        ------------------------------------------------------------------------

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

        Years ended December 31,                           1997            1996            1995
        ------------------------------------------------------------------------------------------
        Balance at beginning of year                      $8,495          $7,785          $9,328
        Provision charged to expense                       1,400           1,200           1,400
        Recoveries of loans previously charged off           402             783             473
        Loans charged off                                 (1,462)         (1,273)         (3,416)
        ------------------------------------------------------------------------------------------
        Balance at end of year                            $8,835          $8,495          $7,785
        ------------------------------------------------------------------------------------------

Included in the allowance for loan losses at December 31, 1997, 1996 and 1995 was an allowance for impaired loans amounting to $916, $867 and $953, respectively.


(6) Premises and Equipment
The following is a summary of premises and equipment:

        December 31,                                      1997            1996
        ------------------------------------------------------------------------
        Land and improvements                            $1,884          $1,878
        Premises and improvements                        21,122          18,165
        Furniture, fixtures and equipment                14,394          12,498
        ------------------------------------------------------------------------
                                                         37,400          32,541
        Less accumulated depreciation                    15,579          13,501
        ------------------------------------------------------------------------
        Total premises and equipment, net               $21,821         $19,040
        ------------------------------------------------------------------------

 (7) Financial Instruments With Off-Balance Sheet Risk and Derivative Financial Instruments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation's exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees and interest rate swaps and floors. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

        December 31,                                                                      1997            1996
        ---------------------------------------------------------------------------------------------------------
        Financial  instruments  whose contract  amounts  represent  credit risk:
          Commitments to extend credit:
           Commercial loans                                                              $20,444         $22,903
           Home equity lines                                                              20,526          13,982
           Credit card lines                                                              17,959          17,009
           Other loans                                                                     8,506           7,472
          Standby letters of credit                                                        1,175           1,743
        Financial instruments whose notional amounts exceed the amount of credit risk:
          Interest rate floor contracts                                                   50,000          50,000

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each borrower's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained is based on management's credit evaluation of the borrower.

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

Interest Rate Risk Management Agreements
The Corporation uses interest rate swaps and floors from time to time as part of its interest rate risk management strategy. Swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g. fixed-rate for variable-rate payments) computed on a notional principal amount. A floor is a purchased contract that entitles the Corporation to receive payment from a counterparty if a rate index falls below a contractual rate. The amount of the payment is the difference between the contractual floor rate and the rate index multiplied by the notional principal amount of the contract. If the rate index does not fall below the contractual floor rate, no payment is received. The credit risk associated with swap and floor transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and thus, are not a measure of the Corporation's potential loss exposure.

During 1995, the Corporation entered into interest rate floor contracts with a total notional amount of $50,000 which mature in February 2000. The purpose of the floor contracts is to offset the risk of future reductions in interest earned on certain floating rate loans. The Corporation receives payment under contracts with a total notional value of $30,000 when the prime rate falls below 9.0% and on the remaining $20,000 when 3-month LIBOR at quarterly resetting dates is below 6.1875%. The prime rate and 3-month LIBOR applicable to the outstanding floor contracts at December 31, 1997 were 8.5% and 5.8125%, respectively. At December 31, 1997, the fair value, or the value to the Corporation of terminating the contracts, was $663. The remaining unamortized premium for these contracts, included in other assets, amounted to $395 at December 31, 1997.

The Corporation has not terminated any interest rate swap agreements or floor contracts and there are no unamortized deferred gains or losses.

(8) Other Real Estate Owned An analysis of the composition of OREO follows:

         December 31,                                      1997            1996
         -----------------------------------------------------------------------
         Residential real estate                           $492            $142
         Commercial real estate                               -             659
         Land                                                81             494
         -----------------------------------------------------------------------
                                                            573           1,295
         Valuation allowance                                (76)           (205)
         -----------------------------------------------------------------------
         Other real estate owned, net                      $497          $1,090
         -----------------------------------------------------------------------

An analysis of the activity relating to OREO follows:

         Years ended December 31,                          1997            1996
         -----------------------------------------------------------------------
         Balance at beginning of year                    $1,295          $2,115
         Net transfers from loans                           809           1,279
         Sales                                           (1,553)         (2,134)
         Other                                               22              35
         -----------------------------------------------------------------------
                                                            573           1,295
         Valuation allowance                                (76)           (205)
         -----------------------------------------------------------------------
         Other real estate owned, net                      $497          $1,090
         -----------------------------------------------------------------------

The following is an analysis of activity relating to the OREO valuation allowance:

         Years ended December 31,          1997            1996            1995
         -----------------------------------------------------------------------

         Balance at beginning of year      $205            $410            $570
         Provision charged to expense        42             303             172
         Sales                             (131)           (458)           (301)
         Selling expenses incurred          (40)            (50)            (31)
         -----------------------------------------------------------------------
         Balance at end of year             $76            $205            $410
         -----------------------------------------------------------------------

Net realized gains (losses) on dispositions of properties amounted to $69, $351 and ($15) in 1997, 1996 and 1995, respectively. These amounts are included in other noninterest expense in the Consolidated Statements of Income.

(9) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 1997 were as follows:

         Years ending December 31:       1998                          $213,062
                                         1999                            41,897
                                         2000                            10,765
                                         2001                             3,015
                                         2002                             1,702
                                         2003 and thereafter                130
         -----------------------------------------------------------------------
         Balance at December 31, 1997                                  $270,571
         -----------------------------------------------------------------------

The aggregate amount of time certificates of deposit in denominations of $100 or more was $59,270 and $39,782 at December 31, 1997 and 1996, respectively.

(10) Borrowings
Short-Term Borrowings
Short-term borrowings consist primarily of securities sold under repurchase agreements which generally mature within 90 days. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligation to repurchase such securities are reflected as a liability. The following is a summary of amounts relating to short-term borrowings:

         Years ended December 31,                                          1997            1996            1995
         --------------------------------------------------------------------------------------------------------
         Maximum amount outstanding at any month-end                     $26,820         $14,000              $-
         --------------------------------------------------------------------------------------------------------
         Average amount outstanding                                      $14,773          $3,260             $93
         --------------------------------------------------------------------------------------------------------

Federal Home Loan Bank Advances
The following table presents scheduled maturities and weighted average interest rates paid on Federal Home Loan Bank advances outstanding at December 31, 1997:

                                                                        Weighted
                                                                      Average Rate          Amount
        ---------------------------------------------------------------------------------------------
        Years ending December 31:        1998                             5.83%            $168,158
                                         1999                             6.34%               8,208
                                         2000                             6.66%                 761
                                         2001                             6.71%                 819
                                         2002                             6.65%               2,689
                                         2003 and thereafter              6.74%               6,366
        ----------------------------------------------------------------------------------------------
        Balance at December 31, 1997                                                       $187,001
        ----------------------------------------------------------------------------------------------

In addition to the outstanding advances, the Bank also has access to an unused line of credit amounting to $13,927 at December 31, 1997. Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances. Qualified collateral may consist of residential mortgage loans, U.S. government or agency securities, and amounts maintained on deposit at the FHLB. The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 1997.

(11) Employee Benefits
Pension Plan
The Corporation's noncontributory defined benefit pension plan covers substantially all full-time employees. Benefits are based on an employee's years of service and highest 3-year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act.

The following table presents the Plan's funded status:

        October 1,                                                                        1997            1996
        ---------------------------------------------------------------------------------------------------------
        Vested accumulated benefit obligation                                           $(8,497)        $(7,191)
        Nonvested accumulated benefit obligation                                           (672)           (566)
        Effect of future compensation increases                                          (2,543)         (1,915)
        ---------------------------------------------------------------------------------------------------------
        Projected benefit obligation                                                    (11,712)         (9,672)
        Plan assets at fair value (1)                                                    14,392          11,494
        ---------------------------------------------------------------------------------------------------------
        Plan assets in excess of projected benefit obligation                            $2,680          $1,822
        ---------------------------------------------------------------------------------------------------------

       (1) Primarily listed stocks and fixed income securities

The  assumptions  used in determining the projected  benefit  obligation were as follows:
        Discount rate                                                                     7.25%           7.50%
        Rate of increase in compensation levels                                           5.00%           5.00%

Certain changes in the items shown are not recognized as they occur, but are amortized systematically over subsequent periods. Unrecognized amounts to be amortized and the amounts included in the Consolidated Balance Sheets are as follows:

         October 1,                                                                        1997            1996
         --------------------------------------------------------------------------------------------------------
         Unrecognized net gain                                                            $2,163          $1,539
         Unrecognized prior service cost                                                    (351)           (384)
         Unrecognized net transition asset being amortized over 21 years                      61              67
         Prepaid pension cost                                                                807             600
         --------------------------------------------------------------------------------------------------------
         Plan assets in excess of projected benefit obligation                            $2,680          $1,822
         --------------------------------------------------------------------------------------------------------

The assumptions used and the components of net pension cost for the years ended December 31, 1997, 1996 and 1995 include the following:

         Years ended December 31,                                         1997            1996            1995
         --------------------------------------------------------------------------------------------------------
         Assumptions used:
            Discount rate                                                  7.50%           7.00%           8.00%
            Rate of increase in compensation levels                        5.00%           5.00%           6.00%
            Expected long term rate of return on plan assets               8.00%           8.00%           8.75%
         Net pension cost:
            Service cost; benefits earned during this period                $373            $407            $345
            Interest cost on projected benefit obligation                    739             679             654
            Actual return on plan assets                                  (2,824)         (1,165)         (1,694)
            Net amortization and deferral                                  2,025             447           1,002
         --------------------------------------------------------------------------------------------------------
         Net periodic pension cost                                          $313            $368            $307
         --------------------------------------------------------------------------------------------------------

Supplemental Pension Plan
The Corporation has a nonqualified retirement plan to provide supplemental retirement benefits to certain employees, as defined in the plan. The projected benefit obligation for this plan amounted to $699 and $698 at December 31, 1997 and 1996, respectively. The expense of this plan amounted to $110 and $120 in
1997 and 1996, respectively. The actuarial assumptions used for this supplemental plan are the same as those used for the Corporation's regular pension plan. Accrued and unpaid benefits under this plan are an unfunded obligation of the Bank. The accrued pension liability related to this plan amounted to $270 and $211 at December 31, 1997 and 1996, respectively.

Savings and Profit Sharing Plan
The Corporation has a qualified savings and profit sharing plan. The plan provides a specified match of employee contributions for substantially all full-time employees. In addition, full-time employees, excluding those key employees participating in the Short-Term Incentive Plan, are eligible for an annual benefit pursuant to a formula based on return on equity. Total employer matching contributions under this plan amounted to $223, $198 and $186 in 1997, 1996 and 1995, respectively. The amount of the profit sharing benefit was $286, $245 and $239 for 1997, 1996 and 1995, respectively.

Short-Term Incentive Plan
The Corporation's nonqualified Short-Term Incentive Plan rewards key employees for their contributions to the Corporation's success. This plan provides for annual payments up to a maximum percentage of each participant's base salary, which percentages vary among participants. Payment amounts are based on the achievement of target levels of return on equity and/or the achievement of individual objectives. Participants in this plan are not eligible to receive benefits provided under the profit sharing component of the Savings and Profit Sharing Plan. The expense of the Short-Term Incentive Plan amounted to $640, $597 and $501 in 1997, 1996 and 1995, respectively.

Directors' Retainer Continuation Plan
The Corporation has a nonqualified plan which provides retirement benefits to non-officer directors. On October 1, 1996, the provisions of the plan were terminated for active directors and the accrued benefit was settled through the issuance of common stock (Note 15). The benefits provided under this plan continue for retired directors. The plan pays the regular quarterly retainer in effect at the time of departure for as many quarters as the director served with the Corporation or the Bank. The expense of this plan is included in other noninterest expense and amounted to $36, $63 and $101 for 1997, 1996 and 1995, respectively. Accrued and unpaid benefits under this plan are an unfunded obligation of the Bank. The accrued liability related to this plan amounted to $263 and $261 at December 31, 1997 and 1996, respectively.

(12) Income Taxes
The components of income tax expense were as follows:

         Years ended December 31,                                           1997           1996           1995
         -------------------------------------------------------------------------------------------------------
         Current expense:
            Federal                                                        $3,405          $3,322        $2,760
            State                                                             237             819           508
         -------------------------------------------------------------------------------------------------------
            Total current expense                                           3,642           4,141         3,268
         -------------------------------------------------------------------------------------------------------
         Deferred expense (benefit):
            Federal                                                           445             181           762
            State                                                            (445)            (24)          169
            Change in valuation allowance for deferred tax assets               -               -          (168)
         -------------------------------------------------------------------------------------------------------
            Total deferred expense                                              -             157           763
         -------------------------------------------------------------------------------------------------------
         Total income tax expense                                          $3,642          $4,298        $4,031
         -------------------------------------------------------------------------------------------------------

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes. The reasons for the differences were as follows:

         Years ended December 31,                                           1997           1996           1995
         -------------------------------------------------------------------------------------------------------
         Tax expense at Federal statutory rate                             $4,328          $4,326        $3,984
         Increase (decrease) in taxes resulting from:
            Tax-exempt income                                                (282)           (237)         (187)
            Dividends received deduction                                     (253)           (282)         (168)
            State tax, net of Federal income tax benefit                     (137)            553           446
            Effect of change in state tax rate                                  -             (43)            -
            Change in valuation allowance for deferred tax assets               -               -          (168)
            Other                                                             (14)            (19)          124
         -------------------------------------------------------------------------------------------------------
         Total income tax expense                                          $3,642          $4,298        $4,031
         -------------------------------------------------------------------------------------------------------

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 1997 and 1996 are as follows:

         December 31,                                        1997          1996
         -----------------------------------------------------------------------
         Gross deferred tax assets:
            Allowance for loan losses                      $2,890        $3,285
            Deferred loan origination fees                    249           486
            Interest on nonaccrual loans                      270           413
            Other                                             838           762
         -----------------------------------------------------------------------
         Gross deferred tax assets                          4,247         4,946
         -----------------------------------------------------------------------
         Gross deferred tax liabilities:
            Securities available for sale                  (3,987)       (3,003)
            Premises and equipment                         (1,093)       (1,206)
            Deferred loan origination costs                  (643)         (620)
            Pension                                          (264)         (227)
            Other                                            (210)         (175)
         -----------------------------------------------------------------------
         Gross deferred tax liabilities                    (6,197)       (5,231)
         -----------------------------------------------------------------------
         Net deferred tax liability                       $(1,950)      $  (285)
         -----------------------------------------------------------------------


In addition to future taxable income, a primary source of recovery of deferred tax assets is taxes paid in prior years available for carryback.

(13) Operating Leases
At December 31, 1997, the Corporation was committed to rent premises used in banking operations under noncancellable operating leases. Rental expense under the operating leases amounted to $131, $47 and $40 for 1997, 1996 and 1995, respectively. The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

         Years ending December 31:     1998                                $311
                                       1999                                 321
                                       2000                                 324
                                       2001                                 310
                                       2002                                 211
                                       Thereafter                           116
         -----------------------------------------------------------------------
                                                                         $1,593
         -----------------------------------------------------------------------

(14) Litigation
On January 28, 1997, a suit was filed against the Bank by a corporate customer and the customer's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by the customer's former president and treasurer. The suit alleges that the Bank wrongly permitted this individual, while an officer of the customer, to divert funds from the customer's account at the Bank for his personal benefit. The claims against the Bank are based upon theories of breach of fiduciary duties, negligence, breach of contract, unjust enrichment and conversion.

The suit seeks  recovery  for losses  directly  related to the  embezzlement  of approximately $3,100, as well as consequential damages amounting to approximately $2,600. Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious defenses in this litigation. Additionally, the Bank has filed counterclaims against the customer and its principal shareholder, as well as claims against the officer responsible for the embezzlement. The Bank intends to vigorously defend the suit, as well as to vigorously pursue its counterclaims. Management and legal counsel are unable to form an opinion regarding the outcome of this matter. Consequently, no loss provision for this lawsuit has been recorded.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

(15) Shareholders' Equity
Stock Splits
A 3-for-2 stock split, in the form of a stock dividend, was paid on November 19, 1997 to shareholders of record on November 5, 1997. A 3-for-2 stock split on shares of common stock was also paid on October 15, 1996 to shareholders of record on October 1, 1996. The par value of the common stock remained unchanged at $.0625 per share. Cash payments were made in lieu of issuing fractional shares. All share and per share amounts in the consolidated financial statements and related notes have been restated to reflect these stock splits.

Stock Repurchase Plan
In December 1997, the Corporation's Board of Directors approved a program to repurchase up to 150,000, or approximately 2.3%, of its outstanding common shares. This plan replaces the June 1996 authorization to repurchase 130,500 shares. The Corporation plans to hold the repurchased shares as treasury stock to be used for general corporate purposes. As of December 31, 1997, there were no shares repurchased under the December 1997 plan. During the year ended December 31, 1997 and 1996, approximately 76,720 shares and 14,625 shares were repurchased under the June 1996 plan at a total cost of $1,589 and $240, respectively.

Rights
On August 15, 1996, the Corporation declared a dividend of one common share purchase right (a "Right") for each share of common stock payable on September 3, 1996 to shareholders of record on that date. Such Rights also apply to new issuances of shares after that date. Each Right entitles the registered holder to purchase from the Corporation one share of its common stock at a price of $53.33 per share, subject to adjustment.

The Rights are not exercisable or separable from the common stock until the earlier of 10 days after a person or group (an "Acquiring Person") acquires beneficial ownership of 15% or more of the outstanding common shares or announces a tender offer to do so. The Rights, which expire on August 31, 2006, may be redeemed by the Corporation at any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the common stock at a price of $.001 per Right. In the event that any party becomes an Acquiring Person, each holder of a Right, other than Rights owned by the Acquiring Person, will have the right to receive upon exercise that number of common shares having a market value of two times the purchase price of the Right. In the event that, at any time after any party becomes an Acquiring Person, the Corporation is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each holder of a Right will have the right to purchase that number of shares of the acquiring company having a market value of two times the purchase price of the Right.

Dividends
The primary source of funds for dividends paid by the Corporation is dividends received from the Bank. The Corporation and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Corporation. Generally the Bank has the ability to pay dividends to the parent subject to minimum regulatory capital requirements. Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $25,593 as of December 31, 1997.

Stock Option Plans
The Corporation's 1997 Equity Incentive Plan (the "1997 Plan") permits the granting of options and other equity incentives to key employees, directors, advisors, and consultants. Up to 675,000 shares of the Corporation's common stock may be used from authorized but unissued shares, treasury stock, or shares available from expired awards. As of December 31, 1997, only options have been granted under the 1997 Plan and the exercise price of each option is the fair market value on the date of the grant. Options are designated either as non-qualified or as incentive options. In general, the option price is payable in cash, by the delivery of shares of the Corporation's common stock already owned by the grantee, or a combination thereof. Awards may be granted at any time until April 29, 2007.

The 1988 Amended and Restated Stock Option Plan (the "1988 Plan") provided for the granting of options to directors, officers and key employees. The 1988 Plan permitted options to be granted at any time until December 31, 1997. The 1988 Plan provided for shares of the Corporation's common stock to be used from authorized but unissued shares, treasury stock, or shares available from expired options. Options were designated either as non-qualified or as incentive options. The exercise price of options granted was equal to the fair market value on the date of grant. In general, the option price is payable in cash, by the delivery of shares of the Corporation's common stock already owned by the grantee, or a combination thereof. The 1988 Plan permitted options to be granted with stock appreciation rights (SARs), however, no options under the 1988 Plan were granted with SARs.

Options granted under the plans vest according to various terms at the end of ten years. The following table presents changes in options outstanding during 1997, 1996 and 1995:

Years ended December 31,                    1997                       1996                        1995
-----------------------------------------------------------------------------------------------------------------
                                                Weighted                   Weighted                    Weighted
                                     Number      Average        Number      Average         Number      Average
                                       of       Exercise          of       Exercise           of       Exercise
                                     Shares       Price         Shares       Price          Shares       Price
-----------------------------------------------------------------------------------------------------------------

Outstanding at January 1            737,351       $8.60         800,185      $7.69         803,074       $7.26
Granted                             159,578      $22.00          98,242     $14.43          88,894      $11.29
Exercised                          (140,548)      $7.58        (158,604)     $7.60         (88,288)      $7.46
Cancelled                            (2,514)     $15.48          (2,472)     $9.57          (3,495)      $7.08
-----------------------------------------------------------------------------------------------------------------

Outstanding at December 31          753,867      $11.60         737,351      $8.60         800,185       $7.69
-----------------------------------------------------------------------------------------------------------------

Exercisable at December 31          571,936       $9.06         598,700      $7.68         650,608       $7.24
-----------------------------------------------------------------------------------------------------------------

The weighted average exercise price and remaining contractual life for options outstanding at December 31, 1997 were as follows:

                                                Options Outstanding                      Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                     Weighted          Weighted                       Weighted
                                                     Average            Average                        Average
Range of                             Number         Remaining          Exercise           Number      Exercise
Exercise Prices                   Outstanding    Contractual Life       Price           Exercisable     Price
-----------------------------------------------------------------------------------------------------------------
$4.07 to $7.37                       268,068         3.5 years            $5.97           268,068        $5.97
$8.07 to $11.44                      231,273         5.5 years            $9.81           216,669        $9.71
$13.28 to $18.25                     181,676         8.8 years           $15.87            74,686       $15.15
$27.38                                72,850         9.9 years           $27.38            12,513       $27.38
-----------------------------------------------------------------------------------------------------------------
Total                                753,867         6.0 years           $11.60           571,936        $9.06
-----------------------------------------------------------------------------------------------------------------


As discussed in Note 1, the Corporation accounts for its stock option plan using the intrinsic value based method prescribed by APB Opinion No. 25, and in addition, is required to disclose pro forma net income and earnings per share using the fair value based method prescribed by SFAS No. 123. Accordingly, no compensation cost for these plans has been recognized in the Consolidated Statements of Income for 1997, 1996 and 1995.

In determining the pro forma disclosures required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming the stock option plan was accounted for using the fair value method prescribed by SFAS No. 123, the weighted average assumptions used and the grant date fair value of options granted in 1997, 1996 and 1995:

       Years ended December 31,                                             1997            1996            1995
       -----------------------------------------------------------------------------------------------------------
       Net income                               As reported                $9,087          $8,425          $7,688
                                                  Pro forma                $8,783          $8,306          $7,625

       Earnings per share - basic               As reported                 $1.38           $1.30           $1.21
                                                  Pro forma                 $1.34           $1.28           $1.20

       Earnings per share - diluted             As reported                 $1.33           $1.25           $1.17
                                                  Pro forma                 $1.29           $1.24           $1.16

       Weighted average fair value                                          $4.31           $2.59           $2.13
       Expected life                                                    8.4 years       6.3 years       6.6 years
       Risk-free interest rate                                               6.3%            6.6%            6.5%
       Expected volatility                                                  21.2%           17.2%           15.6%
       Expected dividend yield                                              4.25%            4.0%            4.0%

The pro forma effect on net income and earnings per share for 1997, 1996 and 1995 is not representative of the pro forma effect on net income and earnings per share for future years because it does not reflect compensation cost for options granted prior to January 1, 1995.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 405,000 shares of common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 1997, a total of 1,623,266 common stock shares were reserved for issuance under the 1988 Amended and Restated Stock Option Plan, the 1997 Equity Incentive Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

Regulatory Capital Requirements
The  Corporation  and  the  Bank  are  subject  to  various  regulatory  capital requirements administered by the Federal Reserve Board and the FDIC, respectively. These requirements were established to more accurately assess the credit risk inherent in the assets and off-balance sheet activities of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation and the Bank must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1997, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1997, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents the Corporation's and the Bank's actual capital amounts and ratios at December 31, 1997 and 1996, as well as the corresponding minimum regulatory amounts and ratios:

                                                                                          To Be Well Capitalized
                                                                                               Under Prompt
                                                                   For Capital Adequacy      Corrective Action
                                                  Actual                 Purposes               Provisions
                                          -----------------------------------------------------------------------
                                            Amount      Ratio        Amount      Ratio        Amount     Ratio
-----------------------------------------------------------------------------------------------------------------
As of December 31, 1997:
Total Capital (to Risk-Weighted Assets):
      Consolidated                          $64,573     14.39%       $35,901      8.00%       $44,876    10.00%
      Bank                                  $62,812     14.00%       $35,901      8.00%       $44,876    10.00%
Tier 1 Capital (to Risk-Weighted Assets):
      Consolidated                          $58,924     13.13%       $17,950      4.00%       $26,925     6.00%
      Bank                                  $57,163     12.74%       $17,950      4.00%       $26,925     6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                          $58,924      7.47%       $31,570      4.00%       $39,462     5.00%
      Bank                                  $57,163      7.24%       $31,570      4.00%       $39,462     5.00%

As of December 31, 1996:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                          $59,931     14.93%       $32,102      8.00%       $40,128    10.00%
      Bank                                  $58,030     14.46%       $32,102      8.00%       $40,128    10.00%
Tier 1 Capital (to Risk-Weighted Assets):
      Consolidated                          $54,872     13.67%       $16,051      4.00%       $24,077     6.00%
      Bank                                  $52,971     13.20%       $16,051      4.00%       $24,077     6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                          $54,872      8.62%       $25,469      4.00%       $31,837     5.00%
      Bank                                  $52,971      8.32%       $25,469      4.00%       $31,837     5.00%

(1) Leverage ratio

(16) Earnings per Share

         Years ended December 31,                        1997                  1996                  1995
         --------------------------------------------------------------------------------------------------------
                                                    Basic    Diluted      Basic    Diluted      Basic    Diluted
                                                -----------------------------------------------------------------
         Net income                                $9,087     $9,087     $8,425     $8,425     $7,688     $7,688

         Share amounts, in thousands:
            Average outstanding                   6,574.6    6,574.6    6,490.4    6,490.4    6,374.2    6,374.2
            Common stock equivalents                    -      254.9          -      232.0          -      171.8
         --------------------------------------------------------------------------------------------------------
            Weighted average outstanding          6,574.6    6,829.5    6,490.4    6,722.4    6,374.2    6,546.0
         --------------------------------------------------------------------------------------------------------
         Earnings per share                         $1.38      $1.33      $1.30      $1.25      $1.21      $1.17
         --------------------------------------------------------------------------------------------------------

(17) Fair Value of Financial Instruments
SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Corporation disclose estimated fair values of its financial instruments. Fair value estimates are made as of a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any pricing adjustments that could result from the sale of the Corporation's entire holding of a particular financial instrument. Because no quoted market exists for a portion of the financial instruments, fair value estimates are based on subjective judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. Changes in assumptions could significantly affect the estimates of fair value. Fair value estimates, methods, and assumptions are set forth as follows:

Cash and Securities
The carrying amount of short-term instruments such as cash and federal funds sold is used as an estimate of fair value.

The fair value of securities available for sale and held to maturity is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. No market exists for shares of the Federal Home Loan Bank of Boston. Such stock may be redeemed at par upon termination of FHLB membership and is therefore valued at par, which equals cost.

Mortgage Loans Held for Sale
The fair value of mortgage loans held for sale is estimated using the quoted market prices for sales of similar loans on the secondary market.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 1997 and 1996 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market accounts is equal to the amount payable on demand as of December 31, 1997 and 1996. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

Securities Sold Under Agreements to Repurchase
The carrying amount of securities sold under repurchase agreements approximates fair value.

Federal Home Loan Bank Advances
Rates currently available to the Corporation for advances with similar terms and remaining maturities are used to estimate fair value of existing advances.

Off-Balance Sheet Instruments
The fair values of interest rate swap agreements and floor contracts generally reflect the estimated amounts that the Corporation would receive or pay to terminate the contracts. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties.

The following table presents the fair values of the Corporation's financial instruments:

         December 31,                                            1997                           1996
         -------------------------------------------------------------------------------------------------------
                                                       Carrying        Estimated       Carrying       Estimated
                                                        Amount        Fair Value        Amount       Fair Value
                                                    ------------------------------------------------------------
         Financial Assets
            On-balance sheet:
              Cash and cash equivalents                  $26,128         $26,128        $18,990         $18,990
              Mortgage loans held for sale                 3,772           3,828            744             744
              Securities available for sale              237,366         237,366        198,317         198,317
              Securities held to maturity                 51,807          52,586         27,926          28,115
              Federal Home Loan Bank stock                16,444          16,444         11,683          11,683
              Loans, net of allowance for loan losses    447,075         456,626        410,498         414,839
              Accrued interest receivable                  4,896           4,896          4,160           4,160
            Off-balance sheet financial instruments
            relating to assets:
              Interest rate floor contracts                  395             663            580           1,174

         Financial Liabilities
            On-balance sheet:
              Noninterest bearing demand deposits        $75,282         $75,282        $65,014         $65,014
              Non-term savings accounts                  185,073         185,073        170,172         170,172
              Certificates of deposit                    270,571         271,629        241,375         242,220
              Short term borrowings                       20,337          20,337         14,000          14,000
              Federal Home Loan Bank advances            187,001         187,173        138,493         138,536
              Accrued interest payable                     2,715           2,715          2,144           2,144

Other off-balance sheet financial instruments, consisting largely of loan commitments and letters of credit, contain provisions for fees, conditions and term periods which are consistent with customary market practices. Accordingly, the fair value amounts (considered to be the discounted present value of the remaining contractual fees over the unexpired commitment period) would not be material and therefore are not disclosed.

(18) Parent Company Financial Statements
The following are parent company only financial statements of Washington Trust Bancorp, Inc. reflecting the investment in the bank subsidiary on the equity basis of accounting. The Statements of Changes in Shareholders' Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders' Equity and are therefore not presented.

        Statements of Income
        Years ended December 31,                                 1997            1996            1995
        -----------------------------------------------------------------------------------------------
        Dividends from bank subsidiary                          $3,750          $3,000          $2,832
        Other expense                                               40               -               -
        -----------------------------------------------------------------------------------------------
        Net income before income taxes and
           undistributed earnings of subsidiary                  3,710           3,000           2,832
        Income tax benefit                                          14               -               -
        -----------------------------------------------------------------------------------------------
        Income before undistributed earnings
           of subsidiary                                         3,724           3,000           2,832
        Equity in undistributed earnings of subsidiary           5,363           5,425           4,856
        -----------------------------------------------------------------------------------------------
        Net income                                              $9,087          $8,425          $7,688
        -----------------------------------------------------------------------------------------------

         Balance Sheets
         December 31,                                                                      1997            1996
         --------------------------------------------------------------------------------------------------------
         Assets:
            Cash on deposit with bank subsidiary                                          $1,388          $1,937
            Investment in bank subsidiary at equity value                                 65,443          57,525
            Dividend receivable from bank subsidiary                                       1,200             750
            Due from bank subsidiary                                                         100               -
         --------------------------------------------------------------------------------------------------------
         Total assets                                                                    $68,131         $60,212
         --------------------------------------------------------------------------------------------------------
         Liabilities:
            Dividends payable                                                               $927            $785
         --------------------------------------------------------------------------------------------------------
         Shareholders' Equity:
            Common stock of $.0625 par value;  authorized
              30 million  shares in 1997 and 10 million shares in 1996;
              issued 6,601,947 shares in 1997 and 4,362,631 shares in 1996                   413             273
            Paid-in capital                                                                3,705           3,764
            Retained earnings                                                             56,360          50,886
            Net unrealized gain on securities available for sale                           7,059           4,504
            Treasury stock, at cost                                                         (333)              -
         --------------------------------------------------------------------------------------------------------
         Total shareholders' equity                                                       67,204          59,427
         --------------------------------------------------------------------------------------------------------
         Total liabilities and shareholders' equity                                      $68,131         $60,212
         --------------------------------------------------------------------------------------------------------

         Statements of Cash Flows
         Years ended December 31,                                          1997            1996            1995
         --------------------------------------------------------------------------------------------------------
         Cash flow from operating activities:
            Net income                                                    $9,087          $8,425          $7,688
            Adjustments to reconcile net income
              to net cash provided by operating activities:
            Equity effect of undistributed earnings of subsidiary         (5,363)         (5,425)         (4,856)
            (Increase) decrease in dividend receivable                      (450)             90            (288)
            (Increase) decrease in due from bank subsidiary                 (100)              -               9
         --------------------------------------------------------------------------------------------------------
         Net cash provided by operating activities                         3,174           3,090           2,553
         --------------------------------------------------------------------------------------------------------
         Cash flows from financing activities:
            Purchase of treasury stock                                    (1,589)           (240)              -
            Proceeds from issuance of common stock                         1,199           1,262             496
            Cash dividends paid                                           (3,333)         (2,980)         (2,490)
         ---------------------------------------------------------------------------------------------------------
         Net cash used in financing activities                            (3,723)         (1,958)         (1,994)
         ---------------------------------------------------------------------------------------------------------
         Net (decrease) increase in cash                                    (549)          1,132             559
         Cash at beginning of year                                         1,937             805             246
         --------------------------------------------------------------------------------------------------------
         Cash at end of year                                              $1,388          $1,937            $805
         --------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information regarding directors is presented under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 18, 1998 prepared for the Annual Meeting of Shareholders to be held April 28, 1998 and incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I under the caption "Executive Officers of the Registrant".

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement dated March 18, 1998 prepared for the Annual Meeting of Shareholders to be held April 28, 1998, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item appears under the caption "Compensation of Directors and Executive Officers - Executive Compensation" in the Corporation's Proxy Statement dated March 18, 1998 prepared for the Annual Meeting of
Shareholders to be held April 28, 1998, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item appears under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 18, 1998 prepared for the Annual Meeting of Shareholders to be held April 28, 1998, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the caption "Indebtedness and Other Transactions" in the Corporation's Proxy Statement dated March 18, 1998 prepared for the Annual Meeting of Shareholders to be held April 28, 1998.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The financial statements of the Registrant required in response to this Item are listed in response to Part II, Item 8 of this Report.

      2. Financial  Statement  Schedules.  All  schedules  normally  required by
         Article 9 of Regulation S-K and all other schedules to the consolidated financial statements of the Registrant have been omitted because the required information is either not required, not applicable, or is included in the consolidated financial statements or notes thereto.

(b) The following reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997:

      On October 16, 1997, a Form 8-K was filed which reported that the Registrant's Board of Directors approved a 3-for-2 stock split on shares of common stock. The stock split, in the form of a stock dividend, was paid on November 19, 1997 to shareholders of record as of November 5, 1997.

      On December 22, 1997, a Form 8-K was filed which reported that the Registrant's Board of Directors approved a program to repurchase up to 150,000 shares of its common stock, or approximately 2.3% of its outstanding shares, in the open market or in private transactions, based upon market conditions.

(c)   Exhibit Index.

      Exhibit Number
      --------------

                3.a        Restated  Articles of Incorporation of the Registrant
                           - Filed as Exhibit 3.(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (1)

                3.b Amendment to Restated Articles of Incorporation - Filed as Exhibit 3.i to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. (1)

                3.c Amended and Restated By-Laws of the Corporation - Filed herewith.

                  4 Rights Agreement between the Registrant and The Washington Trust Company dated as of August 15, 1996 (including Form of Right Certificate attached thereto as Exhibit A) - Filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A (File No. 000-13091) filed with the Commission on August 16, 1996. (1)

               10.a        Supplemental  Pension Benefit and Profit Sharing Plan
                           - Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (1) (2)

               10.b        Short  Term  Incentive  Plan  Description   -   Filed
                           herewith. (2)

               10.c        Plan  for  Deferral  of  Directors'  Fees - Filed  as
                           Exhibit 10.3 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (1) (2)

               10.d Amended and Restated 1988 Stock Option Plan - Filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (1) (2)

               10.e Vote of the Board of Directors of the Corporation which constitutes the 1996 Directors' Stock Plan - Filed as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 ( File No. 333-13167) filed with the Commission on October 1, 1996. (1) (2)

               10.f The Registrant's 1997 Equity Incentive Plan - Filed as Exhibit 10.a to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. (1) (2)

               10.g        Change in Control  Agreements with Executive Officers
                           - Filed as Exhibit 10.b to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. (1) (2)

               21 Subsidiaries of the Registrant - Filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (1)

               23          Consent of Independent Auditors - Filed herewith.

               27          Financial Data Schedule
     ------------------

           (1) Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Commission, which are incorporated by reference herein.

           (2)     Management contract or compensatory plan or arrangement

(d)   Financial Statement Schedules.
      None.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WASHINGTON TRUST BANCORP, INC.
                                           --------------------------------
                                                     (Registrant)

     Date:  February 19, 1998    By         John C. Warren
     ---------------------------            ------------------------------------
                                            John C. Warren
                                            President, Chief Executive Officer
                                            and Director
                                            (principal executive officer)

     Date:  February 19, 1998    By         David V. Devault
     ---------------------------            ------------------------------------
                                            David V. Devault
                                            Vice President, Treasurer and
                                            Chief Financial Officer
                                            (principal financial and
                                            principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Date:  February 19, 1998               Gary P. Bennett
     ---------------------------            ------------------------------------
                                            Gary P. Bennett, Director

     Date:  February 19, 1998               Steven J. Crandall
     ---------------------------            ------------------------------------
                                            Steven J. Crandall, Director

     Date:  February 19, 1998               Richard A. Grills
     ---------------------------            ------------------------------------
                                            Richard A. Grills, Director

     Date:  February 19, 1998               Larry J. Hirsch
     ---------------------------            ------------------------------------
                                            Larry J. Hirsch, Director

     Date:  February 19, 1998               Katherine W. Hoxsie
     ---------------------------            ------------------------------------
                                            Katherine W. Hoxsie, Director

     Date:
     ---------------------------            ------------------------------------
                                            Mary E. Kennard, Director

     Date:  February 19, 1998               Joseph J. Kirby
     ---------------------------            ------------------------------------
                                            Joseph J. Kirby, Director

     Date:  February 19, 1998               James W. McCormick, Jr.
     ---------------------------            ------------------------------------
                                            James W. McCormick, Jr., Director

     Date:
     ---------------------------            ------------------------------------
                                            Brendan P. O'Donnell, Director

     Date:  February 19, 1998               Victor J. Orsinger II
     ---------------------------            ------------------------------------
                                            Victor J. Orsinger II, Director

     Date:  February 19, 1998               Anthony J. Rose, Jr.
     ---------------------------            ------------------------------------
                                            Anthony J. Rose, Jr., Director

     Date:  February 19, 1998               James P. Sullivan
     ---------------------------            ------------------------------------
                                            James P. Sullivan, Director

     Date:  February 19, 1998               Neil H. Thorp
     ---------------------------            ------------------------------------
                                            Neil H. Thorp, Director