Form 10-K/A
period 1997-12-31
WASHINGTON TRUST BANCORP INC
filed 1998-03-30
CIK 737468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 FORM 10-K/A
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1997 or

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. The financial statements of the Registrant required in response to this Item are listed in response to Part II, Item 8 of Form 10-K for the fiscal year ended December 31, 1997 filed with the Commission on March 18, 1998.

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

                3.b Amendment to Restated Articles of Incorporation - Filed as Exhibit 3.i to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. (1)

                3.c Amended and Restated By-Laws of the Corporation - Filed as Exhibit 3.c to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. (1)

                  4 Rights Agreement between the Registrant and The Washington Trust Company dated as of August 15, 1996 (including Form of Right Certificate attached thereto as Exhibit A) - Filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A (File No. 000-13091) filed with the Commission on August 16, 1996. (1)

               10.a        Supplemental  Pension Benefit and Profit Sharing Plan
                           - Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (1) (2)

               10.b        Short  Term  Incentive  Plan  Description -  Filed as
                           Exhibit 10.b to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. (1) (2)

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

               21 Subsidiaries of the Registrant - Filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (1)

               23          Consent of Independent Auditors - Filed as Exhibit 23
                           to  the  Registrant's  Annual  Report  on   Form 10-K
                           for  the  fiscal  year ended December 31, 1997. (1)

               27 Financial Data Schedule as of December 31, 1997 - Filed as Exhibit 27 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. (1)

               27.1 Restated Financial Data Schedules as of December 31, 1995, March 31, 1996, June 30, 1996 and September 30,
                           1996 - Filed herewith.

               27.2 Restated Financial Data Schedules as of December 31, 1996, March 31, 1997, June 30, 1997 and September 30,
                           1997 - Filed herewith.
     ------------------

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

     Date:  March 27, 1998       By         David V. Devault
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