Form 10-Q
period 1998-03-31
WASHINGTON TRUST BANCORP INC
filed 1998-05-15
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly  report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly  period ended March 31, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission file number: 000-13091

                       -----------------------------------

                          WASHINGTON TRUST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                       -----------------------------------


             RHODE ISLAND                                 05-0404671
   (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                   Identification No.)

            23 BROAD STREET
        WESTERLY, RHODE ISLAND                              02891
(Address of principal executive offices)                  (Zip Code)

                                 (401) 348-1200
            (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes  [ ] No


The number of shares of common stock of the registrant outstanding as of May 7, 1998 was 6,641,968.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                      For The Quarter Ended March 31, 1998


                                TABLE OF CONTENTS


                                                                       Page
                                                                      Number
PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       March 31, 1998 and December 31, 1997                              3

Consolidated Statements of Income
       Three Months Ended March 31, 1998 and 1997                        4

Consolidated Statements of Changes in Shareholders' Equity
       Three Months Ended March 31, 1998 and 1997                        5

Consolidated Statements of Cash Flows
       Three Months Ended March 31, 1998 and 1997                        6

Condensed Notes to Consolidated Financial Statements                     8


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk      15


PART II.  Other Information                                              16


Signatures                                                               17

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                     (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

                                                            March 31,       December 31,
                                                              1998              1997
----------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                      $16,467          $12,925
Federal funds sold and other short-term investments            8,421           13,203
Mortgage loans held for sale                                   5,582            3,772
Securities:
   Available for sale, at fair value                         302,926          237,366
   Held to maturity, at cost; fair value $53,771
     in 1998 and $52,586 in 1997                              53,005           51,807
----------------------------------------------------------------------------------------
   Total securities                                          355,931          289,173

Federal Home Loan Bank stock, at cost                         16,444           16,444

Loans                                                        450,909          455,910
Less allowance for loan losses                                 9,309            8,835
----------------------------------------------------------------------------------------
   Net loans                                                 441,600          447,075

Premises and equipment, net                                   22,102           21,821
Accrued interest receivable                                    5,337            4,896
Other real estate owned, net                                     233              497
Other assets                                                   4,914            4,587
----------------------------------------------------------------------------------------
   Total assets                                             $877,031         $814,393
----------------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                                    $73,845          $75,282
   Savings                                                   183,307          185,073
   Time                                                      290,626          270,571
----------------------------------------------------------------------------------------
   Total deposits                                            547,778          530,926

Dividends payable                                                998              927
Short-term borrowings                                         19,727           20,337
Federal Home Loan Bank advances                              230,810          187,001
Accrued expenses and other liabilities                         8,384            7,998
----------------------------------------------------------------------------------------
   Total liabilities                                         807,697          747,189
----------------------------------------------------------------------------------------
Shareholders' Equity:

Common stock of $.0625 par value; authorized
   30 million shares; issued 6,682,418 shares
   in 1998 and 6,601,947 shares in 1997                          418              413
Paid-in capital                                                4,206            3,705
Retained earnings                                             57,755           56,360
Accumulated other comprehensive income                         7,969            7,059
Treasury stock, at cost; 31,397 shares in 1998
   and 14,205 shares in 1997                                  (1,014)            (333)
----------------------------------------------------------------------------------------
   Total shareholders' equity                                 69,334           67,204
----------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity               $877,031         $814,393
----------------------------------------------------------------------------------------

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                (Dollars in thousands)
CONSOLIDATED STATEMENTS OF INCOME


Three months ended March 31,                                                1998              1997
---------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                            $10,072            $9,274
   Interest on securities                                                  4,571             3,738
   Dividends on corporate stock and Federal Home Loan Bank stock             509               402
   Interest on federal funds sold and other short-term investments           169                61
---------------------------------------------------------------------------------------------------
   Total interest income                                                  15,321            13,475
---------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                          827               860
   Time deposits                                                           3,890             3,276
   Federal Home Loan Bank advances                                         3,072             2,345
   Other                                                                     232               300
---------------------------------------------------------------------------------------------------
   Total interest expense                                                  8,021             6,781
---------------------------------------------------------------------------------------------------
Net interest income                                                        7,300             6,694
Provision for loan losses                                                    450               300
---------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                        6,850             6,394
---------------------------------------------------------------------------------------------------
Noninterest income:
   Trust revenue                                                           1,224             1,088
   Service charges on deposit accounts                                       633               553
   Merchant processing fees                                                  155               116
   Net gains on sales of securities                                           41               254
   Net gains on loan sales                                                   329                72
   Other income                                                              282               249
---------------------------------------------------------------------------------------------------
   Total noninterest income                                                2,664             2,332
---------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                          3,419             2,953
   Net occupancy                                                             459               383
   Equipment                                                                 566               464
   Merchant processing costs                                                 111                86
   Office supplies                                                           159               156
   Advertising and promotion                                                 112               122
   Other                                                                   1,364             1,327
---------------------------------------------------------------------------------------------------
   Total noninterest expense                                               6,190             5,491
---------------------------------------------------------------------------------------------------
Income before income taxes                                                 3,324             3,235
Income tax expense                                                           931             1,084
---------------------------------------------------------------------------------------------------
   Net income                                                             $2,393            $2,151
---------------------------------------------------------------------------------------------------
Earnings per share - basic                                                  $.36              $.33
Earnings per share - diluted                                                $.35              $.32
Cash dividends declared per share                                           $.15              $.13

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                    (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                Accumulated
                                                                                   Other
                                           Common     Paid-in    Retained      Comprehensive      Treasury
Three months ended March 31,                Stock     Capital    Earnings          Income           Stock       Total
-----------------------------------------------------------------------------------------------------------------------
1997
Balance at beginning of year                 $273      $3,764     $50,886            $4,504           $ -      $59,427
Net income                                                          2,151                                        2,151
Other comprehensive income, net of tax:
   Valuation adjustments for securities
         available for sale                                                            (524)                      (524)
                                                                                                          -------------
Comprehensive income                                                                                             1,627

Cash dividends declared                                              (831)                                        (831)
Shares issued for stock option plan
   and dividend reinvestment plan               -          98                                           -           98
Shares repurchased                                                                                      -            -
-----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1997                    $273      $3,862     $52,206            $3,980           $ -      $60,321
-----------------------------------------------------------------------------------------------------------------------

1998
Balance at beginning of year                 $413      $3,705     $56,360            $7,059         $(333)     $67,204
Net income                                                          2,393                                        2,393
Other comprehensive income, net of tax:
   Valuation adjustments for securities
         available for sale                                                             910                        910
                                                                                                          -------------
Comprehensive income                                                                                             3,303

Cash dividends declared                                              (998)                                        (998)
Shares issued for stock option plan
   and dividend reinvestment plan               5         501                                       1,003        1,509
Shares repurchased                                                                                 (1,684)      (1,684)
-----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                    $418      $4,206     $57,755            $7,969       $(1,014)     $69,334
-----------------------------------------------------------------------------------------------------------------------

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS


Three months ended March 31,                                                1998             1997
---------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                             $2,393           $2,151
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                               450              300
     Depreciation of premises and equipment                                  573              449
     Amortization of premium in excess of accretion of
       discount on debt securities                                           284              217
     Net gains on sales of securities                                        (41)            (254)
     Net gains on loan sales                                                (329)             (72)
     Proceeds from sales of loans                                         22,265            4,249
     Loans originated for sale                                           (24,016)          (5,219)
     Increase in accrued interest receivable                                (441)            (976)
     Increase in other assets                                               (327)            (417)
     Increase (decrease) in accrued expenses and other liabilities           (79)             912
     Other, net                                                              (53)             (33)
---------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                 679            1,307
---------------------------------------------------------------------------------------------------
Cash flows from investing activities: Securities available for sale:
     Purchases                                                           (95,619)         (63,389)
     Proceeds from sales                                                  19,532            1,847
     Maturities and principal repayments                                  11,658            6,931
   Securities held to maturity:
     Purchases                                                            (1,567)            (105)
     Maturities and principal repayments                                     370              444
   Purchases of Federal Home Loan Bank stock                                   -           (4,572)
   Loan originations under (over) principal collected on loans             5,276           (4,926)
   Purchase of loans                                                           -             (324)
   Proceeds from sales of other real estate owned                            340               15
   Purchases of premises and equipment                                      (858)          (1,644)
   Purchase of deposits, net of premium paid                                   -            7,029
---------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                 (60,868)         (58,694)
---------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                               16,852            4,322
   Net increase (decrease) in other short-term borrowings                   (610)           5,309
   Proceeds from Federal Home Loan Bank advances                         168,400          132,600
   Repayment of Federal Home Loan Bank advances                         (124,591)         (78,025)
   Repurchase of common stock                                             (1,684)               -
   Proceeds from issuance of common stock                                  1,509               98
   Cash dividends paid                                                      (927)            (785)
---------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                              58,949           63,519
---------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                   (1,240)           6,132
   Cash and cash equivalents at beginning of year                         26,128           18,990
---------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                            $24,888          $25,122
---------------------------------------------------------------------------------------------------
(continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)


Three months ended March 31,                                                1998              1997
---------------------------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                       $44              $248
   Loans charged off                                                          55               316
   Loans made to facilitate the sale of other real estate owned                -                77
   Increase (decrease) in net unrealized gain on securities
     available for sale                                                      910              (524)

Supplemental Disclosures:
   Interest payments                                                      $4,541            $3,599
   Income tax payments                                                         2                44

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of March 31, 1998 and December 31, 1997 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of Washington Trust Bancorp, Inc. presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

In June 1997, the Financial Accounting Standard Board issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 established standards for reporting and displaying comprehensive income, which is defined as all changes to equity except investments by and distributions to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. The Corporation has adopted SFAS No. 130 effective for the quarter ended March 31, 1998.

(2) Securities Available for Sale

Securities available for sale are summarized as follows:

                                                     Amortized          Unrealized       Unrealized          Fair
                                                       Cost               Gains            Losses            Value
--------------------------------------------------------------------------------------------------------------------
March 31, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies               $116,134              $985           $(377)          $116,742
Mortgage-backed securities                             152,561               638            (212)           152,987
Corporate bonds                                          7,097                13             (21)             7,089
Corporate stocks                                        14,091            12,078             (61)            26,108
--------------------------------------------------------------------------------------------------------------------
Total                                                  289,883            13,714            (671)           302,926
--------------------------------------------------------------------------------------------------------------------
December 31, 1997
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 89,632             1,000             (40)            90,592
Mortgage-backed securities                             121,728               865             (61)           122,532
Corporate bonds                                          1,985                15               -              2,000
Corporate stocks                                        12,319             9,976             (53)            22,242
--------------------------------------------------------------------------------------------------------------------
Total                                                 $225,664           $11,856           $(154)          $237,366
--------------------------------------------------------------------------------------------------------------------

Securities available for sale with a fair value of $33,609 and $29,127 were pledged to secure Treasury Tax and Loan deposits, short-term borrowings and public deposits at March 31, 1998 and December 31, 1997, respectively.

For the three months ended March 31, 1998, proceeds from sales of securities available for sale amounted to $19,532 , while net realized gains on these sales amounted to $41.

(3) Securities Held to Maturity

The amortized cost and fair value of securities held to maturity are summarized as follows:

                                                    Amortized           Unrealized        Unrealized          Fair
                                                       Cost                Gains            Losses           Value
--------------------------------------------------------------------------------------------------------------------
March 31, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                $23,947              $265             $(1)           $24,211
Mortgage-backed securities                              10,442               371               -             10,813
States and political subdivisions                       18,616               143             (12)            18,747
--------------------------------------------------------------------------------------------------------------------
Total                                                   53,005               779             (13)            53,771
--------------------------------------------------------------------------------------------------------------------
December 31, 1997
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 23,932               245              (4)            24,173
Mortgage-backed securities                              10,695               377               -             11,072
States and political subdivisions                       17,180               161               -             17,341
--------------------------------------------------------------------------------------------------------------------
Total                                                  $51,807              $783             $(4)           $52,586
--------------------------------------------------------------------------------------------------------------------

There were no sales or transfers of securities held to maturity during the three months ended March 31, 1998.

(4) Loan Portfolio The following is a summary of loans:

                                                 March 31,      December 31,
                                                   1998             1997
-----------------------------------------------------------------------------
Commercial:
    Mortgages                                     $63,310         $62,264
    Construction and development                      928           3,539
    Other                                         127,201         127,956
-----------------------------------------------------------------------------
Total commercial                                  191,439         193,759

Residential real estate:
    Mortgages                                     179,311         181,790
    Homeowner construction                          5,974           6,097
-----------------------------------------------------------------------------
Total residential real estate                     185,285         187,887

Consumer                                           74,185          74,264
-----------------------------------------------------------------------------
    Total loans                                  $450,909        $455,910
-----------------------------------------------------------------------------

(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

Three months ended March 31,                         1998            1997
-----------------------------------------------------------------------------
Balance at beginning of period                     $8,835          $8,495
Provision charged to expense                          450             300
Recoveries                                             79             106
Loans charged off                                     (55)           (316)
-----------------------------------------------------------------------------
Balance at end of period                           $9,309          $8,585
-----------------------------------------------------------------------------

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

Results of Operations - Quarters Ended March 31, 1998 and 1997
Net income for the three months ended March 31, 1998 amounted to $2.4 million, up 11.3% over the $2.2 million of net income recorded in the first quarter of 1997. Diluted earnings per share for the quarter ended March 31, 1998 amounted to $.35, up from $.32 per share on net income earned in the comparable 1997 quarter.

Net interest income for the first quarter of 1998 increased by 9.1% over the prior year quarter, to $7.3 million. This increase was primarily attributable to net interest income generated under an investment program, as well as higher interest and fees on loans. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses for the three months ended March 31, 1998 amounted to $450 thousand, up from $300 thousand for the first quarter of 1997.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $2.6 million for the first quarter of 1998, up 26.2% from the same 1997 period. This increase was primarily due to increases in net gains on loan sales, higher revenues for trust services as well as increases in service charges earned on deposit accounts. For the three months ended March 31, 1998 and 1997, net gains on sales of securities amounted to approximately $41 thousand and $254 thousand, respectively.

Total noninterest expense for the quarter ended March 31, 1998 amounted to $6.2 million, an increase of 12.7% from the comparable 1997 amount. This increase was primarily attributable to higher salaries and benefits expense and increases in other expenses resulting from the opening of five additional branch offices throughout 1997 and the March 1998 opening of a financial services branch office located in New London, Connecticut. (See additional discussion of the expansion of the Corporation's market area under the caption "Financial Condition and Liquidity".) Equipment and net occupancy costs rose 22.0% and 19.8%, respectively, over the prior year period due primarily to rental expense and depreciation of premises and equipment incurred in connection with the Corporation's market area expansion efforts.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the three months ended March 31, 1998 amounted to $7.5 million, up by 7.2% over the same 1997 period due primarily to the growth in interest-earning assets. The interest rate spread and the net interest margin for the three months ended March 31, 1998 amounted to 3.24% and 3.81%, respectively. Comparable amounts for quarter ended March 31, 1997 were 3.55% and 4.10%, respectively.

For the three months ended March 31, 1998, average interest-earning assets amounted to $790.4 million, an increase of $105.7 million, or 15.4%, over the comparable 1997 amount. The growth in average interest-earning assets was due primarily to increases in total average loans and average taxable debt securities. The $59.1 million increase in average taxable debt securities resulted primarily from an investment securities purchase program. The objective of the program is to increase net interest income and improve returns on equity, while incurring limited interest rate risk. The securities purchased under this program were funded with Federal Home Loan Bank (FHLB) advances with similar interest rate repricing characteristics and growth in deposits. The FTE rate of return on average interest-earning assets was 7.87% for the three months ended March 31, 1998, down from 8.06% for the same 1997 period primarily due to reduction in yields on taxable debt securities.

The yield on average total loans amounted to 8.87% for the three months ended March 31, 1998, up from 8.84% in the comparable 1997 period due primarily to growth in average consumer and commercial loans. Average total loans for the three months ended March 31, 1998 rose 8.1% over the prior year and amounted to $455.6 million. Average consumer loans rose by 16.1% over the prior year, while the average balance of residential real estate and commercial loans increased by 7.8% and 5.6%, respectively. The yield on consumer loans amounted to 9.10%, down from the prior year yield of 9.15%. The yield on commercial loans declined slightly from the first quarter of 1997 to 9.43%. The yields on total residential real estate loans amounted to 8.21%, up 11 basis points from the comparable 1997 period as a result of the refinancing of adjustable-rate mortgages with new loans which are being sold in the secondary market.

The Corporation's total cost of funds on interest-bearing liabilities amounted to 4.63% for the three months ended March 31, 1998, up from 4.51% for the comparable 1997 period. This increase was due primarily to higher average FHLB advances outstanding as well as increases in average balances and rates paid on time deposits. FHLB advances have the highest overall cost of funds rate of the bank's interest-bearing liabilities. Average FHLB advances for the three months ended March 31, 1998 amounted to $210.5 million, up 28.6% from the $163.7 million average balance for the same 1997 period. The additional advances were used primarily to purchase securities under the investment program. The average rate paid on FHLB advances for the three months ended March 31, 1998 was 5.84%, an increase of 11 basis points from the prior year rate. Average time deposits rose 15.8% from the prior year amount, to $283.9 million due to a certificate of deposit promotion conducted in February 1998. The rate paid on time deposits increased to 5.48%, up 14 basis points from the prior year rate. Average savings deposits for the three months ended March 31, 1998 increased 6.6% from the comparable 1997 amount to $182.2 million. The rate paid on these deposits was 1.82% for the first three months of 1998, down from 2.01% for the same 1997 period. For the three months ended March 31, 1998, average demand deposits, an interest-free funding source, were up by $8.9 million, or 14.2%, from the same prior year period.

The Corporation supplements its interest rate risk management strategies with off-balance sheet transactions. In March 1998, the Corporation entered into a five year interest rate floor contract with a notional amount of $20 million. This floor contract entitles the Corporation to receive payment from a counterparty if the three month LIBOR rate falls below 5.50%. The amount of the payment is the difference between the contractual floor rate and the three month LIBOR rate multiplied by the notional principal amount of the contract. If the contractual rate does not fall below the floor rate, no payment is received. The credit risk associated with this type of transaction is risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate contracts only with creditworthy counterparties. The notional amount of the agreement does not represent the amount exchanged by the parties and, therefore, is not a measure of the Corporation's potential loss exposure.

Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis
The following table sets forth average balance and interest rate information. Income is presented on a fully taxable equivalent basis (FTE). For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income), are included in amounts presented for loans.

Three months ended March 31,                              1998                                1997
-------------------------------------------------------------------------------------------------------------------
                                            Average                  Yield/       Average                   Yield/
(Dollars in thousands)                      Balance     Interest      Rate        Balance     Interest       Rate
-------------------------------------- ------------- ------------ ---------- -------------- ----------- -----------
Interest-earning assets:
Residential real estate loans              $189,444       3,891       8.21%      $175,687       3,558        8.10%
Commercial and other loans                  192,136       4,532       9.43%       182,002       4,293        9.44%
Consumer loans                               73,970       1,682       9.10%        63,687       1,456        9.15%
-------------------------------------------------------------------------------------------------------------------
   Total loans                              455,550      10,105       8.87%       421,376       9,307        8.84%
Federal funds sold  and other
  short-term investments                     12,405         168       5.43%         4,819          61        5.11%
Taxable debt securities                     275,253       4,380       6.37%       216,114       3,670        6.79%
Nontaxable debt securities                   17,774         290       6.52%        15,678         259        6.61%
Corporate stocks and FHLB stock              29,448         607       8.25%        26,699         507        7.59%
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               790,430      15,550       7.87%       684,686      13,804        8.06%
Non interest-earning assets                  49,231                                43,132
-------------------------------------------------------------------------------------------------------------------
  Total assets                             $839,661                              $727,818
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Savings deposits                           $182,156         827       1.82%      $170,830         860        2.01%
Time deposits                               283,880       3,890       5.48%       245,245       3,276        5.34%
FHLB advances                               210,466       3,072       5.84%       163,714       2,345        5.73%
Other                                        16,649         232       5.57%        21,627         300        5.54%
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities        693,151       8,021       4.63%       601,416       6,781        4.51%
Demand deposits                              71,149                                62,287
Non interest-bearing liabilities              8,539                                 3,641
-------------------------------------------------------------------------------------------------------------------
Total liabilities                           772,839                               667,344
Total shareholders' equity                   66,822                                60,474
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                   $839,661                              $727,818
-------------------------------------------------------------------------------------------------------------------
  Net interest income /
    interest rate spread                                 $7,529       3.24%                    $7,023        3.55%
-------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                 3.81%                                  4.10%
-------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,                              1998             1997
--------------------------------------------------------------------------------
Commercial and other loans                                 $33              $33
Taxable debt securities                                      -               99
Nontaxable debt securities                                  98               92
Corporate stocks                                            98              105

Financial Condition and Liquidity
Total assets amounted to $877.0 million at March 31, 1998, an increase of $62.6 million, or 7.7%, from the December 31, 1997 amount of $814.4 million. Average assets totaled $839.7 million for the three months ended March 31, 1998, up by 15.4% over the comparable 1997 period.

Securities Available for Sale - The carrying value of securities available for sale at March 31, 1998 amounted to $302.9 million, an increase of 27.6% over the December 31, 1997 amount of $237.4 million. This increase is attributable to purchases of mortgage-backed securities and obligations of U.S. government-sponsored agencies. The net unrealized gain on securities available for sale amounted to $13.0 million, up 11.5% from the December 31, 1997 balance of $11.7 million. This increase was attributable to the rise in the equity market that occurred in the first quarter of 1998.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $53.0 million at March 31, 1998, up from $51.8 million at December 31, 1997. The net unrealized gain on securities held to maturity amounted to approximately $766 thousand at March 31, 1998, down from $779 thousand at December 31, 1997.

Loans - Total loans amounted to $450.9 million at March 31, 1998, a decrease of $5.0 million, or 1.1%, from the December 31, 1997 balance of $455.9 million. The $2.6 million decline in residential real estate loans was primarily due to refinancings of adjustable-rate mortgages with new loans largely sold into the secondary market. Commercial loans decreased $2.3 million mainly due to construction and development loan payoffs.

Deposits - Total deposits amounted to $547.8 million at March 31, 1998, up by 3.1% from the December 31, 1997 amount of $530.9 million. This increase was attributable to a 7.4% rise in time deposits resulting from a certificate of deposit promotion held in February 1998. Savings deposits decreased by $1.8 million or 1.0% from the December 31, 1997 balance. Demand deposits amounted to $73.8 million, down 1.9% from the December 31, 1997 balance of $75.2 million.

Borrowings - The Corporation utilizes FHLB advances as a funding source. FHLB advances amounted to $230.8 million at March 31, 1998, up by $43.8 million from the December 31, 1997 amount. In addition, short-term borrowings outstanding at March 31, 1998 amounted to $19.7 million. The additional FHLB advances were used to purchase securities under the investment program.

For the three months ended March 31, 1998, net cash provided by operations amounted to $679 thousand, the majority of which was generated by net income. A lower interest rate environment lead to volume growth in both mortgage loan originations and loans sold into the secondary market. Loans originated for sale in the first three months of 1998 amounted to $24.0 million, significantly higher than the $5.2 million originated in the first quarter of 1997. Proceeds from sales of loans in the three months ended March 31, 1998 amounted to $22.3 million, up from $4.2 million in the comparable 1997 period. Net cash used in investing activities amounted to $60.9 million and was primarily used to purchase securities available for sale. Net cash provided by investing activities of $58.9 million was generated mainly by a net increase in FHLB advances of $43.8 million, and by an increase in deposits of $16.9 million. (See Consolidated Statements of Cash Flows for additional information.)

Expansion
During the first quarter of 1998, the Corporation opened a financial services branch office in New London, Connecticut. Financial services provided at the office include trust and investment management, commercial lending and residential mortgage origination. The office does not currently accept deposits or perform other retail banking services, but may offer them in the future. The Corporation has also announced the opening of an operations center to be located in Westerly, Rhode Island. Operations functions currently performed at the Corporation's headquarters are expected to be relocated to this leased facility during the second quarter of 1998.

Asset Quality
Nonperforming assets are summarized in the following table:

                                                  March 31,        December 31,
(Dollars in thousands)                              1998               1997
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due          $3,688             $4,089
Nonaccrual loans less than 90 days past due         3,777              3,246
--------------------------------------------------------------------------------
Total nonaccrual loans                              7,465              7,335
Other real estate owned                               233                497
--------------------------------------------------------------------------------
Total nonperforming assets                         $7,698             $7,832
--------------------------------------------------------------------------------
Nonaccrual loans as a % of total loans               1.66%              1.61%
Nonperforming assets as a % of total assets           .88%               .96%
Allowance for loan losses to nonaccrual loans      124.71%            120.45%

Not included in the analysis of nonperforming assets at March 31, 1998 and December 31, 1997 above are approximately $731 thousand and $644 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

The following is an analysis of nonaccrual loans by loan category:

                                                March 31,          December 31,
(Dollars in thousands)                            1998                 1997
--------------------------------------------------------------------------------
Residential mortgages                            $1,431               $1,290
Commercial:
   Mortgages                                      1,616                1,977
   Other (1)                                      3,903                3,616
Consumer                                            515                  452
--------------------------------------------------------------------------------
Total nonaccrual loans                           $7,465               $7,335
--------------------------------------------------------------------------------

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Impaired loans consist of all nonaccrual commercial loans. At March 31, 1998, the recorded investment in impaired loans was $5.5 million, including $5.2 million which had a related allowance amounting to $1.1 million. The balance of impaired loans which did not require an allowance at March 31, 1998 was $356 thousand. During the three months ended March 31, 1998, the average recorded investment in impaired loans was $6.0 million. Also during this period, interest income recognized on impaired loans amounted to approximately $87 thousand. Interest income on impaired loans is recognized on a cash basis only.

Capital Resources
Total equity capital amounted to $69.3 million, or 7.9% of total assets at March 31, 1998. This compares to $67.2 million, or 8.3% at December 31, 1997. The reduction in this ratio is due primarily to the growth in assets resulting from the investment program. Total equity increased by approximately $2.1 million from December 31, 1997. This increase was primarily attributable to a $2.4 million increase in earnings retention. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At March 31, 1998, the Corporation's Tier 1 capital ratio was 13.19%, the total risk-adjusted capital ratio was 14.45% and the leverage ratio was 7.28%. These ratios were all above the ratios required to be categorized as well-capitalized.

Dividends payable at March 31, 1998 amounted to approximately $998 thousand, representing $.15 per share payable on April 15, 1998, an increase of 7.1% over the $.14 per share declared in the fourth quarter of 1997. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
See discussion and analysis of interest rate sensitivity and liquidity provided in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997. There have been no material changes in reported market risks faced by the Corporation since the filing of the Corporation's 1997 Annual Report on Form 10-K.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
             On January 28, 1997, a suit was filed against the Bank in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company ("Maxson"), a corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president and treasurer. The suit alleges that the Bank wrongly permitted this individual, while an officer of Maxson, to divert funds from Maxson's account at the Bank for his personal benefit. The claims against the Bank are based upon theories of breach of fiduciary duties, negligence, breach of contract, unjust enrichment and conversion.

             The suit as originally filed sought recovery for losses alleged to be directly related to the embezzlement of approximately $3.1 million, as well as consequential damages amounting to approximately $2.6 million. On March 19, 1998, Maxson amended its claims to seek recovery of an additional $2.6 million in losses, plus an unspecified amount of interest thereon, which are alleged to be directly related to the embezzlement.

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

         (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WASHINGTON TRUST BANCORP, INC.
                                  (Registrant)



May 14, 1998               By:  John C. Warren
                           ----------------------------------------
                           John C. Warren
                           President and Chief Executive Officer
                           (principal executive officer)





May 14, 1998               By:  David V. Devault
                           -----------------------------------------------------
                           David V. Devault
                           Vice President, Treasurer and Chief Financial Officer
                           (principal financial and accounting officer)