Form 10-Q
period 1998-06-30
WASHINGTON TRUST BANCORP INC
filed 1998-08-14
CIK 737468

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-Q


(Mark One)
[X] Quarterly  report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly  period ended June 30, 1998 or

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of common stock of the registrant outstanding as of August 11, 1998 was 9,962,121.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                       For The Quarter Ended June 30, 1998


                                TABLE OF CONTENTS


                                                                        Page
                                                                       Number
PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       June 30, 1998 and December 31, 1997                                3

Consolidated Statements of Income
       Three Months and Six Months Ended June 30, 1998 and 1997           4

Consolidated Statements of Changes in Shareholders' Equity
       Six Months Ended June 30, 1998 and 1997                            5

Consolidated Statements of Cash Flows
       Six Months Ended June 30, 1998 and 1997                            6

Condensed Notes to Consolidated Financial Statements                      8

Independent Accountants' Review Report                                   10


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                   10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk      17


PART II.  Other Information                                              18


Signatures                                                               19



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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                           (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS




                                                                (Unaudited)
                                                                  June 30,        December 31,
                                                                    1998              1997
-----------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                           $22,925             $12,925
Federal funds sold and other short-term investments                11,792              13,203
Mortgage loans held for sale                                        5,184               3,772
Securities:
   Available for sale, at fair value                              308,397             237,366
   Held to maturity, at cost                                       55,847              51,807
-----------------------------------------------------------------------------------------------
   Total securities                                               364,244             289,173

Federal Home Loan Bank stock, at cost                              16,444              16,444

Loans                                                             454,070             455,910
Less allowance for loan losses                                      9,712               8,835
-----------------------------------------------------------------------------------------------
   Net loans                                                      444,358             447,075

Premises and equipment, net                                        22,944              21,821
Accrued interest receivable                                         5,697               4,896
Other real estate owned, net                                           63                 497
Other assets                                                        5,560               4,587
-----------------------------------------------------------------------------------------------
   Total assets                                                  $899,211            $814,393
-----------------------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                                         $89,972             $75,282
   Savings                                                        196,858             185,073
   Time                                                           264,959             270,571
-----------------------------------------------------------------------------------------------
   Total deposits                                                 551,789             530,926

Dividends payable                                                   1,002                 927
Short-term borrowings                                              26,767              20,337
Federal Home Loan Bank advances                                   241,331             187,001
Accrued expenses and other liabilities                              8,089               7,998
-----------------------------------------------------------------------------------------------
   Total liabilities                                              828,978             747,189
-----------------------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares; issued 9,940,831
   shares in 1998 and 6,601,947 shares in 1997                        418                 413
Paid-in capital                                                     4,054               3,705
Retained earnings                                                  59,265              56,360
Accumulated other comprehensive income                              8,272               7,059
Treasury stock, at cost; 55,014 shares in 1998
   and 14,205 shares in 1997                                       (1,776)               (333)
-----------------------------------------------------------------------------------------------
   Total shareholders' equity                                      70,233              67,204
-----------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                    $899,211            $814,393
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                 (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                                             except per share data)


                                                                                          (Unaudited)
                                                                              Three Months            Six Months
                                                                         -------------------------------------------
Periods ended June 30,                                                       1998       1997        1998       1997

--------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                              $10,022     $9,712     $20,094    $18,986
   Interest on securities                                                    5,132      4,239       9,704      7,977
   Dividends on corporate stock and Federal Home Loan Bank stock               535        497       1,043        899
   Interest on federal funds sold and other short-term investments             115         70         284        132
---------------------------------------------------------------------------------------------------------------------
   Total interest income                                                    15,804     14,518      31,125     27,994
---------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                            845        860       1,672      1,720
   Time deposits                                                             3,926      3,493       7,816      6,769
   Federal Home Loan Bank advances                                           3,331      2,825       6,403      5,171
   Other                                                                       288        228         520        528
---------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                    8,390      7,406      16,411     14,188
---------------------------------------------------------------------------------------------------------------------
Net interest income                                                          7,414      7,112      14,714     13,806
Provision for loan losses                                                      450        300         900        600
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          6,964      6,812      13,814     13,206
---------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust revenue                                                             1,361      1,223       2,585      2,311
   Service charges on deposit accounts                                         742        623       1,375      1,176
   Merchant processing fees                                                    222        165         377        281
   Net gains on sales of securities                                            351        373         392        627
   Net gains on loan sales                                                     414         62         743        134
   Other income                                                                225        256         507        505
---------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                  3,315      2,702       5,979      5,034
---------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                            3,472      3,203       6,891      6,156
   Net occupancy                                                               502        426         961        809
   Equipment                                                                   622        506       1,188        970
   Merchant processing costs                                                   227        169         338        255
   Office supplies                                                             178        230         336        386
   Advertising and promotion                                                   169        190         281        312
   Other                                                                     1,620      1,428       2,985      2,755
---------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                 6,790      6,152      12,980     11,643
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   3,489      3,362       6,813      6,597
Income tax expense                                                             977      1,101       1,908      2,185
---------------------------------------------------------------------------------------------------------------------
   Net income                                                               $2,512     $2,261      $4,905     $4,412
---------------------------------------------------------------------------------------------------------------------
Earnings per share - basic                                                    $.25       $.23        $.49       $.45
Earnings per share - diluted                                                  $.24       $.22        $.47       $.43
Cash dividends declared per share                                             $.10       $.08        $.20       $.17


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                     (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY                                                   (Unaudited)


                                                                                Accumulated
                                                                                   Other
                                          Common     Paid-in    Retained       Comprehensive     Treasury
Six months ended June 30,                 Stock      Capital    Earnings          Income           Stock       Total
-----------------------------------------------------------------------------------------------------------------------
1998
Balance at beginning of year                 $413      $3,705     $56,360            $7,059         $(333)     $67,204
Net income                                                          4,905                                        4,905
Other comprehensive income, net of tax:
   Valuation adjustments for securities
         available for sale                                                           1,213                      1,213
                                                                                                              ---------
Comprehensive income                                                                                             6,118

Cash dividends declared                                            (2,000)                                      (2,000)
Shares issued for stock option plan
   and dividend reinvestment plan               5         349                                       1,282        1,636
Shares repurchased                                                                                 (2,725)      (2,725)
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                     $418      $4,054     $59,265            $8,272       $(1,776)     $70,233
-----------------------------------------------------------------------------------------------------------------------

1997
Balance at beginning of year                 $273      $3,764     $50,886            $4,504        $    -      $59,427
Net income                                                          4,412                                        4,412
Other comprehensive income, net of tax:
   Valuation adjustments for securities
         available for sale                                                           1,019                      1,019
                                                                                                              ---------
Comprehensive income                                                                                             5,131

Cash dividends declared                                            (1,664)                                      (1,664)
Shares issued for stock option plan
   and dividend reinvestment plan               2         278                                         412          692
Shares repurchased                                                                                   (412)        (412)
-----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1997                     $275      $4,042     $53,634            $5,523        $    -      $63,474
-----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                    (Unaudited)


Six months ended June 30,                                                                  1998             1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                             $4,905            $4,412
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                                               900               600
     Depreciation of premises and equipment                                                1,171               944
     Amortization of premium in excess of accretion of discount on
       debt securities                                                                       604               437
     Net gains on sales of securities                                                       (392)             (627)
     Net gains on loan sales                                                                (743)             (134)
     Proceeds from sales of loans                                                         45,469             9,259
     Loans originated for sale                                                           (46,182)          (10,313)
     Increase in accrued interest receivable                                                (801)             (855)
     Increase in other assets                                                               (973)             (740)
     Increase (decrease) in accrued expenses and other liabilities                          (533)              262
     Other, net                                                                             (124)             (158)
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                               3,301             3,087
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities: Securities available for sale:
     Purchases                                                                          (122,712)          (84,505)
     Proceeds from sales                                                                  22,544            35,410
     Maturities and principal repayments                                                  30,761            13,456
   Securities held to maturity:
     Purchases                                                                            (6,388)          (21,998)
     Maturities and principal repayments                                                   2,349               661
   Purchases of Federal Home Loan Bank stock                                                   -            (4,761)
   Loan originations under (over) principal collected on loans                             1,923           (20,105)
   Purchase of loans                                                                           -              (324)
   Proceeds from sales of other real estate owned                                            504               593
   Purchases of premises and equipment                                                    (2,301)           (2,524)
   Purchase of deposits, net of premium paid                                                   -             7,014
-------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                 (73,320)          (77,083)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                                               20,862            29,619
   Net increase in other short-term borrowings                                             6,430             1,753
   Proceeds from Federal Home Loan Bank advances                                         313,300           244,100
   Repayment of Federal Home Loan Bank advances                                         (258,970)         (190,441)
   Repurchase of common stock                                                             (2,725)             (412)
   Proceeds from issuance of common stock                                                  1,636               692
   Cash dividends paid                                                                    (1,925)           (1,616)
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                              78,608            83,695
-------------------------------------------------------------------------------------------------------------------
   Net increase in cash and cash equivalents                                               8,589             9,699
   Cash and cash equivalents at beginning of year                                         26,128            18,990
-------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                            $34,717           $28,689
-------------------------------------------------------------------------------------------------------------------
(continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)                                                        (Unaudited)


Six months ended June 30,                                                                  1998             1997
-------------------------------------------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                                       $44              $248
   Loans charged off                                                                         199               828
   Loans made to facilitate the sale of other real estate owned                                -               270
   Increase in net unrealized gain on securities available for sale                        1,213             1,019

Supplemental Disclosures:
   Interest payments                                                                     $16,385           $13,694
   Income tax payments                                                                     1,183             2,002




The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of June 30, 1998 and December 31, 1997 and the results of operations and cash flows for the interim periods presented. The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

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

All share and per share amounts have been adjusted to reflect a 3-for-2 split of the Corporation's common stock effected on August 3, 1998.

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

(2) Securities Available for Sale

Securities available for sale are summarized as follows:

                                                      Amortized         Unrealized        Unrealized         Fair
                                                        Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
June 30, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                $120,633           $1,090            $(116)          $121,607
Mortgage-backed securities                              144,967              888             (127)           145,728
Corporate bonds                                          16,088               52              (19)            16,121
Corporate stocks                                         13,234           11,776              (69)            24,941
---------------------------------------------------------------------------------------------------------------------
Total                                                   294,922           13,806             (331)           308,397
---------------------------------------------------------------------------------------------------------------------
December 31, 1997
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  89,632            1,000              (40)            90,592
Mortgage-backed securities                              121,728              865              (61)           122,532
Corporate bonds                                           1,985               15                -              2,000
Corporate stocks                                         12,319            9,976              (53)            22,242
---------------------------------------------------------------------------------------------------------------------
Total                                                  $225,664          $11,856            $(154)          $237,366
---------------------------------------------------------------------------------------------------------------------

Securities available for sale with a fair value of $34,277 and $29,127 were pledged to secure Treasury Tax and Loan deposits, short-term borrowings and public deposits at June 30, 1998 and December 31, 1997, respectively. For the six months ended June 30, 1998, proceeds from sales of securities available for sale amounted to $22,544, while net realized gains on these sales amounted to $392.

(3) Securities Held to Maturity

The amortized cost and fair value of securities held to maturity are summarized as follows:

                                                     Amortized           Unrealized        Unrealized        Fair
                                                        Cost                Gains            Losses          Value
--------------------------------------------------------------------------------------------------------------------
June 30, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $22,961             $228              $ -            $23,189
Mortgage-backed securities                                9,870              339                -             10,209
States and political subdivisions                        23,016              162              (14)            23,164
---------------------------------------------------------------------------------------------------------------------
Total                                                    55,847              729              (14)            56,562
---------------------------------------------------------------------------------------------------------------------
December 31, 1997
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  23,932              245               (4)            24,173
Mortgage-backed securities                               10,695              377                -             11,072
States and political subdivisions                        17,180              161                -             17,341
---------------------------------------------------------------------------------------------------------------------
Total                                                   $51,807             $783              $(4)           $52,586
---------------------------------------------------------------------------------------------------------------------

There were no sales or transfers of securities held to maturity during the six months ended June 30, 1998.

(4) Loan Portfolio The following is a summary of loans:

                                                    June 30,        December 31,
                                                      1998              1997
--------------------------------------------------------------------------------
Commercial:
    Mortgages                                       $68,170           $62,264
    Construction and development                        423             3,539
    Other                                           126,119           127,956
--------------------------------------------------------------------------------
Total commercial                                    194,712           193,759

Residential real estate:
    Mortgages                                       175,602           181,790
    Homeowner construction                            6,844             6,097
--------------------------------------------------------------------------------
Total residential real estate                       182,446           187,887

Consumer (1)                                         76,912            74,264
--------------------------------------------------------------------------------
    Total loans                                    $454,070          $455,910
--------------------------------------------------------------------------------

(1) Includes credit card loans totaling $5.0 million

(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

                                        Three Months              Six Months
                                   ---------------------------------------------
Periods ended June 30,                1998        1997        1998         1997
--------------------------------------------------------------------------------
Balance at beginning of period      $9,309      $8,585      $8,835       $8,495
Provision charged to expense           450         300         900          600
Recoveries                              97          38         176          144
Loans charged off                     (144)       (512)       (199)        (828)
--------------------------------------------------------------------------------
Balance at end of period            $9,712      $8,411      $9,712       $8,411
--------------------------------------------------------------------------------

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of June 30, 1998, and the related consolidated statements of income for the three month and six-month periods ended June 30, 1998 and 1997, changes in shareholders' equity and cash flows for six-month periods ended June 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.



KPMG PEAT MARWICK, LLP


Providence, Rhode Island
July 17, 1998



MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

Results of Operations
Net income for the three months ended June 30, 1998 amounted to $2.5 million, up 11.1% over the $2.3 million of net income recorded in the second quarter of 1997. Diluted earnings per share for the quarter ended June 30, 1998 amounted to $.24, up from $.22 per share on net income earned in the comparable 1997 quarter. Net income for the six months ended June 30, 1998 amounted to $4.9 million, an increase of 11.2% from the $4.4 million reported for the comparable 1997 period. Diluted earnings per share for the six months ended June 30, 1998 amounted to $.47, up 9.3% from the $.43 per share on net income earned in the same 1997 period.

Net interest income for the first quarter of 1998 increased by 4.2% over the prior year quarter, to $7.4 million. Net interest income for the six months ended June 30, 1998 increased by 6.6% over the prior year period, to $14.7 million. This increase was mainly attributable to net interest income generated under an investment program, as well as higher interest and fees on loans. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses for the three months ended June 30, 1998 amounted to $450 thousand, up from $300 thousand for the second quarter of 1997. For the six months ended June 30, 1998 and 1997, the provision for loan losses amounted to $900 thousand and $600 thousand, respectively. Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $3.0 million for the second quarter of 1998, up 27.3% from the corresponding 1997 period. Other noninterest income amounted to $5.6 million for the six months ended June 30, 1998, up 26.8% from the corresponding 1997 period. This increase was primarily due to increases in net gains on loan sales, higher revenues for trust services as well as increases in service charges earned on deposit accounts. For the three months ended June 30, 1998 and 1997, net gains on sales of securities amounted to approximately $351 thousand and $373 thousand, respectively. For the six months ended June 30, 1998 and 1997, net gains on sales of securities amounted to $392 thousand and $627 thousand, respectively.

Total noninterest expense for the quarter ended June 30, 1998 amounted to $6.8 million, an increase of 10.4% from the comparable 1997 amount. Total noninterest expense for the six months ended June 30, 1998 amounted to $13.0 million, an increase of 11.5% over the comparable 1997 amount. Theses increase were primarily attributable to higher salaries and benefits expense and increases in other expenses resulting from the Corporation's expansion of its market area. (See additional discussion of the expansion of the Corporation's market area under the caption "Expansion"). Equipment and net occupancy costs for the six months ended June 30, 1998 rose 22.5% and 18.8%, respectively, over the prior year period due primarily to rental expense and depreciation of premises and equipment incurred in connection with the Corporation's market area expansion efforts.

Included in other noninterest expense were contributions to the Corporation's charitable foundation amounting to $323 thousand and $227 thousand for the three months ended June 30, 1998 and 1997, respectively. This donation resulted in realized securities gains of $313 thousand and $208 thousand, respectively, for the same periods.


Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the six months ended June 30, 1998 amounted to $15.2 million, up 4.6% over the same 1997 period due primarily to the growth in interest-earning assets. The interest rate spread and the net interest margin for the six months ended June 30, 1998 amounted to 3.18% and 3.76%, respectively. Comparable amounts for period ended June 30, 1997 were 3.58% and 4.12%, respectively.

For the six months ended June 30, 1998, average interest-earning assets amounted to $808.8 million, an increase of $102.9 million, or 14.6%, over the comparable 1997 amount. The growth in average interest-earning assets was due principally to increases in average taxable debt securities and total average loans. The $63.3 million increase in average taxable debt securities resulted primarily from an investment securities purchase program. The objective of the program is to increase net interest income and improve returns on equity, while incurring limited interest rate risk. The securities purchased under this program were funded with Federal Home Loan Bank (FHLB) advances with similar interest rate repricing characteristics and growth in deposits. The FTE rate of return on average interest-earning assets was 7.82% for the six months ended June 30, 1998, down from 8.14% for the same 1997 period primarily due to reduction in yields on taxable debt securities.

The yield on average total loans amounted to 8.87% for the six months ended June 30, 1998, down from 8.94% in the comparable 1997 period due primarily to lower yields on new loan originations. Average total loans for the six months ended June 30, 1998 rose 6.6% over the prior year and amounted to $454.4 million. All categories of loans exhibited increases over prior year amounts, with the largest increase in consumer loans. The yield on consumer loans declined 20 basis points from the second quarter of 1997 to 9.08%. The yield on commercial loans amounted to 9.48%, down from the prior year yield of 9.57%, while the yield on total residential real estate loans amounted to 8.17%, up slightly from the comparable 1997 period.

The Corporation's total cost of funds on interest-bearing liabilities amounted to 4.64% for the six months ended June 30, 1998, up from 4.56% for the comparable 1997 period. This increase was due mainly to higher average FHLB advances outstanding as well as increases in average balances and rates paid on time deposits. FHLB advances have the highest overall cost of funds rate of the bank's interest-bearing liabilities. Average FHLB advances for the six months ended June 30, 1998 amounted to $219.4 million, up 22.9% from the $178.6 million average balance for the same 1997 period. The additional advances were used primarily to purchase securities under the investment program. The average rate paid on FHLB advances for the six months ended June 30, 1998 was 5.84%, an increase of 5 basis points from the prior year rate. Average time deposits rose 13.3% from the prior year amount, to $284.2 million due to a certificate of deposit promotion conducted in early 1998. The rate paid on time deposits increased to 5.50%, up 10 basis points from the prior year rate. Average savings deposits for the six months ended June 30, 1998 increased 7.1% from the comparable 1997 amount to $185.5 million. The rate paid on these deposits was 1.80% for the first six months of 1998, down from 1.99% for the same 1997 period. For the six months ended June 30, 1998, average demand deposits, an interest-free funding source, were up by $10.6 million, or 16.6%, from the same prior year period.

The Corporation supplements its interest rate risk management strategies with off-balance sheet transactions. In March 1998, the Corporation entered into a five year interest rate floor contract with a notional amount of $20 million. The purpose of the floor contract is to offset the risk of future reductions in interest earned on certain floating rate loans. This floor contract entitles the Corporation to receive payment from a counterparty if the three-month LIBOR rate falls below 5.50%. The amount of the payment is the difference between the contractual floor rate and the three-month LIBOR rate multiplied by the notional principal amount of the contract. If the contractual rate does not fall below the floor rate, no payment is received. The credit risk associated with this type of transaction is risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate contracts only with creditworthy counterparties. The notional amount of the agreement does not represent the amount exchanged by the parties and, therefore, is not a measure of the Corporation's potential loss exposure.

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

Six months ended June 30,                                 1998                                1997
------------------------------------------ ------------------------------------ ----------------------------------
                                            Average                  Yield/        Average                  Yield/
(Dollars in thousands)                      Balance     Interest       Rate        Balance    Interest        Rate
-------------------------------------- ------------- ------------ ---------- -------------- ----------- -----------
Interest-earning assets:
Residential real estate loans              $187,998       7,680       8.17%      $176,664       7,200        8.15%
Commercial and other loans                  192,091       9,108       9.48%       184,773       8,841        9.57%
Consumer loans                               74,285       3,371       9.08%        64,972       3,016        9.28%
-------------------------------------------------------------------------------------------------------------------
   Total loans                              454,374      20,159       8.87%       426,409      19,057        8.94%
Federal funds sold  and other
  short-term investments                     10,394         284       5.46%         4,842         132        5.44%
Taxable debt securities                     294,408       9,285       6.31%       231,061       7,892        6.83%
Nontaxable debt securities                   19,411         633       6.52%        15,669         519        6.63%
Corporate stocks and FHLB stock              30,191       1,250       8.28%        27,902       1,115        7.99%
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               808,778      31,611       7.82%       705,883      28,715        8.14%
Non interest-earning assets                  50,613                                44,449
-------------------------------------------------------------------------------------------------------------------
  Total assets                             $859,391                              $750,332
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Savings deposits                            $99,018       1,141       2.31%       $89,900       1,119        2.49%
NOW account deposits                         63,590         288        .91%        58,369         304        1.04%
Money market deposits                        22,863         243       2.12%        24,954         297        2.38%
Time deposits                               284,222       7,816       5.50%       250,866       6,769        5.40%
FHLB advances                               219,364       6,403       5.84%       178,550       5,171        5.79%
Other                                        18,421         520       5.65%        19,063         528        5.54%
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities        707,478      16,411       4.64%       621,702      14,188        4.56%
Demand deposits                              74,562                                63,964
Non interest-bearing liabilities              7,743                                 3,278
-------------------------------------------------------------------------------------------------------------------
Total liabilities                           789,783                               688,944
Total shareholders' equity                   69,608                                61,388
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                   $859,391                              $750,332
-------------------------------------------------------------------------------------------------------------------
  Net interest income /
    interest rate spread                                $15,200       3.18%                   $14,527        3.58%
-------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                 3.76%                                  4.12%
-------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,                            1998              1997
--------------------------------------------------------------------------------

Commercial and other loans                            $65               $71
Taxable debt securities                                 -               250
Nontaxable debt securities                            214               185
Corporate stocks                                      207               215

Financial Condition and Liquidity
Total assets amounted to $899.2 million at June 30, 1998, an increase of $84.8 million, or 10.4%, from the December 31, 1997 amount of $814.4 million. Average assets totaled $859.4 million for the six months ended June 30, 1998, up by 14.5% over the comparable 1997 period.

Securities Available for Sale - The carrying value of securities available for sale at June 30, 1998 amounted to $308.4 million, an increase of 29.9% over the December 31, 1997 amount of $237.4 million. This increase is attributable to purchases of securities under the Corporation's investment program. The net unrealized gain on securities available for sale amounted to $13.5 million, up 15.2% from the December 31, 1997 balance of $11.7 million. This increase was attributable to the rise in the equity market that occurred in the first six months of 1998.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $55.8 million at June 30, 1998, up from $51.8 million at December 31, 1997. This increase is due to purchases of securities of states and political subdivisions. The net unrealized gain on securities held to maturity amounted to approximately $715 thousand at June 30, 1998, down from $779 thousand at December 31, 1997.

Loans - Total loans amounted to $454.1 million at June 30, 1998, down slightly from the December 31, 1997 balance of $455.9 million. The balance of residential real estate loans declined by $5.4 million, primarily due to refinancings of adjustable-rate mortgages with new loans largely sold into the secondary market. Consumer loans rose 3.6% during the first six months of 1998 while commercial loan growth remained flat.

Deposits - Total deposits amounted to $551.8 million at June 30, 1998, up by 3.9% from the December 31, 1997 amount of $530.9 million. Demand and savings deposits increased by $14.7 million and $11.8 million, respectively, due to normal seasonal deposit inflow. Time deposits amounted to $265.0 million, a decline of $5.6 million or 2.1% from the December 31, 1997 balance of $270.6 million.

Borrowings - The Corporation utilizes FHLB advances as a funding source. FHLB advances amounted to $241.3 million at June 30, 1998, up by $54.3 million from the December 31, 1997 amount. In addition, short-term borrowings outstanding at June 30, 1998 amounted to $26.8 million. The additional FHLB advances were used to purchase securities under the investment program.

For the six months ended June 30, 1998, net cash provided by operations amounted to $3.3 million, the majority of which was generated by net income. A lower interest rate environment resulted in increased volume of mortgage loans originated for sale into the secondary market. Loans originated for sale in the first six months of 1998 amounted to $46.2 million, significantly higher than the $10.3 million originated in the corresponding 1997 period. Proceeds from sales of loans in the six months ended June 30, 1998 amounted to $45.5 million, up from $9.3 million in the comparable 1997 period. Net cash used in investing activities amounted to $73.3 million and was primarily used to purchase securities available for sale. Net cash provided by financing activities of $78.6 million was generated mainly by a net increase in FHLB advances of $54.3 million, and by an increase in deposits of $20.9 million. (See Consolidated Statements of Cash Flows for additional information.)

Expansion
During the first quarter of 1998, the Corporation opened a financial services branch office in New London, Connecticut. Financial services provided at the office include trust and investment management, commercial lending and residential mortgage origination. The office does not currently accept deposits nor perform other retail banking services, but may offer them in the future. The Corporation has also opened an operations center located in Westerly, Rhode Island. Operations functions previously performed at the Corporation's headquarters were relocated to this leased facility during the second quarter of 1998.

Asset Quality
Nonperforming assets are summarized in the following table:

                                                   June 30,         December 31,
(Dollars in thousands)                               1998               1997
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due           $4,440             $4,089
Nonaccrual loans less than 90 days past due          2,887              3,246
--------------------------------------------------------------------------------
Total nonaccrual loans                               7,327              7,335
Other real estate owned                                 63                497
--------------------------------------------------------------------------------
Total nonperforming assets                          $7,390             $7,832
--------------------------------------------------------------------------------
Nonaccrual loans as a % of total loans                1.61%              1.61%
Nonperforming assets as a % of total assets            .82%               .96%
Allowance for loan losses to nonaccrual loans       132.55%            120.45%

Not included in the analysis of nonperforming assets at June 30, 1998 and December 31, 1997 above are approximately $285 thousand and $644 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

The following is an analysis of nonaccrual loans by loan category:

                                                     June 30,       December 31,
(Dollars in thousands)                                 1998             1997
--------------------------------------------------------------------------------
Residential mortgages                                $1,530            $1,290
Commercial:
   Mortgages                                          2,106             1,977
   Other (1)                                          3,132             3,616
Consumer                                                559               452
--------------------------------------------------------------------------------
Total nonaccrual loans                               $7,327            $7,335
--------------------------------------------------------------------------------

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Impaired loans consist of all nonaccrual commercial loans. At June 30, 1998, the recorded investment in impaired loans was $5.3 million, including $4.7 million which had a related allowance amounting to $903 thousand. The balance of impaired loans which did not require an allowance at June 30, 1998 was $591 thousand. During the six months ended June 30, 1998, the average recorded investment in impaired loans was $6.0 million. Also during this period, interest income recognized on impaired loans amounted to approximately $184 thousand. Interest income on impaired loans is recognized on a cash basis only.

Capital Resources
Total equity capital amounted to $70.2 million, or 7.8% of total assets at June 30, 1998. This compares to $67.2 million, or 8.3% at December 31, 1997. The reduction in this ratio is due primarily to the growth in assets resulting from the investment program. Total equity increased by approximately $3.0 million from December 31, 1997. This increase was principally attributable to a $2.5 million increase in earnings retention. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At June 30, 1998, the Corporation's Tier 1 capital ratio was 12.84%, the total risk-adjusted capital ratio was 14.10% and the leverage ratio was 7.03%. These ratios were all above the ratios required to be categorized as well-capitalized.

Dividends payable at June 30, 1998 amounted to approximately $1.0 million, representing $.10 per share payable on July 15, 1998, an increase of 11.1% over the $.09 per share declared in the fourth quarter of 1997. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

On June 18, 1998, the Corporation's board of directors voted to approve a 3-for-2 stock split of the Corporation's common stock. The stock split, in the form of a stock dividend, was paid on August 3, 1998 to shareholders of record as of July 17, 1998. Cash payments were made in lieu of issuing fractional shares. The cash payment for fractional shares was based on the closing price of the common stock as reported by Nasdaq on the record date.

Year 2000
The Corporation has developed a Year 2000 Project Plan (the "Plan") which includes an assessment of its computer hardware and software systems, as well as vendor supplied systems. Substantially all of the software used by the Corporation is provided by outside vendors, including both internal systems as well as certain applications provided by outside service bureaus. The Plan calls for validation and testing with respect to all internal mission critical systems to be completed by December 31, 1998. Validation and testing of outsourced mission critical systems of vendor supplied systems is expected to be completed by March 31, 1999. Management believes that its state of readiness is appropriate. The Plan calls for contingency strategies addressing action plans for mission critical items including the evaluation of potential alternative solutions.

Costs associated with Year 2000 preparation include internal staffing, consulting, system testing and modification. The Corporation has estimated that costs associated with the project will amount to approximately $500,000 and will largely be incurred beginning in the third quarter of 1998 through year-end 1999. Most of these costs will be expensed, while others will be incurred for certain capital improvements.

An additional concern for the Corporation is the risk of a customer's failure to prepare for Year 2000 compliance and the impact this could have on their ability to repay their loans in accordance with their terms. The Corporation is in the process of gathering the necessary information from its commercial customers and assessing the impact that this issue will have on the adequacy of the level of the allowance for loan losses.

Target dates associated with the Plan's completion, as well as applicable costs are estimates. The risk of not completing the Plan as outlined could affect the Corporation's results of operations.

Recent Accounting Developments
SFAS  No.  131,  "Disclosures  about  Segments  of  an  Enterprise  and  Related
Information", is effective for financial statements of public business enterprises for periods beginning after December 15, 1997. This Statement provides reporting standards for financial and descriptive information on reportable operating segments. An operating segment is defined as a component of an enterprise for which separate financial information is available and reviewed regularly by the chief operating decision maker in order to make decisions about resources to be allocated to the segment and also to evaluate the segment's performance. SFAS No. 131 requires a corporation to disclose certain balance sheet and income statement information by operating segment, as well as provide a reconciliation of operating segment information to the corporation's consolidated balances.

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a corporation to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This Statement defines conditions and criteria to be used in designating a derivative as a specific type of hedging instrument. SFAS No. 133 also explains the accounting for changes in the fair value of a derivative which depends on the intended use and the resulting designation. Under this Statement, a corporation is required to establish at the inception of the hedge the method to be used for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the corporation's approach to managing risk. SFAS No. 133 applies to all entities. This Statement amends SFAS No. 52, "Foreign Currency Translation" and No. 107, "Disclosures about Fair Value of Financial Instruments". The Statement also supersedes SFAS No. 80, "Accounting for Futures Contracts", No. 105, "Disclosures of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk", and No. 119, "Disclosures about Derivative Financial Instruments and Fair Value of Financial Instruments". SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999 and is not to be applied retroactively to financial statements of prior periods. The Corporation has not yet determined what the effect of the adoption of this pronouncement will have on the financial position and earnings of the Corporation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24 month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. As of June 30, 1998, the Corporation's estimated exposure as a percentage of net interest income for the next 12 and 24 months, respectively, is as follows:

         200 basis point increase in rates: - 0.4% / - 0.5%
         200 basis point decrease in rates: - 1.3% / - 4.6%

Since this simulation assumes the Corporation's balance sheet will remain static over the 24-month simulation horizon, the results do not reflect adjustments in strategy that the Corporation could implement in response to rate shifts, and should therefore not be relied upon as a projection of net interest income.

For a complete discussion of interest rate sensitivity and liquidity, including simulation assumptions, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

The Corporation also monitors the potential change in market value of its available for sale debt securities in parallel rate shifts of up to 200 basis points. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of June 30, 1998, an immediate 200 basis point rise in rates would result in a 5.0% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 2.3% increase in the value of the Corporation's available for sale debt securities.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
                  No material changes since the filing of the Registrant's Form 10-Q for the quarter ended March 31, 1998.

Item 2.  Changes in Securities and Use of Proceeds
                  None

Item 3.  Defaults upon Senior Securities
                  None

Item 4. Submission of Matters to a Vote of Security Holders (a) The Annual Meeting of Shareholders was held on April 28, 1998.

         (c) The results of matters voted upon are presented below. These amounts have not been adjusted for the three-for-two stock split paid on August 3, 1998.
              i. A proposal to elect  Alcino G.  Almeida,  Katherine W. Hoxsie,
                 Brendan P. O'Donnell, Anthony J. Rose, Jr. and John C. Warren as directors of the Corporation for three year terms expiring at the 2001 Annual Meeting of Shareholders passed as follows:

                                                                     Abstentions
                                            Votes           Votes     and Broker
                                           In Favor        Withheld    Non-votes
                  --------------------- ----------------------------------------
                  Alcino G. Almeida       5,705,233.83    36,813.60          0
                  Katherine W. Hoxsie     5,685,963.83    56,082.60          0
                  Brendan P. O'Donnell    5,671,635.14    70,411.29          0
                  Anthony J. Rose, Jr.    5,692,593.83    49,452.60          0
                  John C. Warren          5,706,296.59    35,749.84          0

              ii. A proposal  for the  ratification  of KPMG Peat Marwick LLP to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 1998 was passed by a vote of 5,716,220.59 shares in favor; 7,018.15 shares against; with no abstentions or broker non-votes.

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
               Exhibit No.
                 11          Statement re Computation of Per Share Earnings

         (b) On June 19, 1998, a Form 8-K was filed which reported that the Corporation's Board of Directors voted to approve a 3-for-2 stock split of the Registrant's common stock. The stock split, in the form of a stock dividend, was paid on August 3, 1998 to shareholders of record as of July 17, 1998.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WASHINGTON TRUST BANCORP, INC.
                                   (Registrant)



August 14, 1998            By:  John C. Warren
                           ---------------------------------------
                           John C. Warren
                           President and Chief Executive Officer
                           (principal executive officer)





August 14, 1998            By:  David V. Devault
                           -----------------------------------------------------
                           David V. Devault
                           Vice President, Treasurer and Chief Financial Officer
                           (principal financial and accounting officer)