Form 10-Q
period 1998-09-30
WASHINGTON TRUST BANCORP INC
filed 1998-11-13
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly  report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended September 30, 1998 or

[X] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of common stock of the registrant outstanding as of October 31, 1998 was 9,995,396.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                    For The Quarter Ended September 30, 1998


                                TABLE OF CONTENTS

                                                                       Page
                                                                      Number
PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       September 30, 1998 and December 31, 1997                          3

Consolidated Statements of Income
       Three Months and Nine Months Ended September 30, 1998 and 1997    4

Consolidated Statements of Changes in Shareholders' Equity
       Nine Months Ended September 30, 1998 and 1997                     5

Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1998 and 1997                     6

Condensed Notes to Consolidated Financial Statements                     8

Independent Accountants' Review Report                                  10


Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                  10


Item 3.  Quantitative and Qualitative Disclosures About Market Risk     18


PART II.  Other Information                                             19


Signatures                                                              20

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                             (Unaudited)
                                                            September 30,      December 31,
                                                                1998              1997
---------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                        $16,106             $12,925
Federal funds sold and other short-term investments              4,505              13,203
Mortgage loans held for sale                                     4,172               3,772
Securities:
   Available for sale, at fair value                           305,973             237,366
   Held to maturity, at cost                                    58,890              51,807
---------------------------------------------------------------------------------------------
   Total securities                                            364,863             289,173

Federal Home Loan Bank stock, at cost                           16,444              16,444

Loans                                                          448,056             455,910
Less allowance for loan losses                                  10,074               8,835
---------------------------------------------------------------------------------------------
   Net loans                                                   437,982             447,075

Premises and equipment, net                                     23,067              21,821
Accrued interest receivable                                      5,461               4,896
Other real estate owned, net                                       319                 497
Other assets                                                     4,748               4,587
---------------------------------------------------------------------------------------------
   Total assets                                               $877,667            $814,393
---------------------------------------------------------------------------------------------
Liabilities:
Deposits:
   Demand                                                      $91,132             $75,282
   Savings                                                     205,181             185,073
   Time                                                        271,286             270,571
---------------------------------------------------------------------------------------------
   Total deposits                                              567,599             530,926
Dividends payable                                                1,000                 927
Short-term borrowings                                            1,544              20,337
Federal Home Loan Bank advances                                227,720             187,001
Accrued expenses and other liabilities                           8,319               7,998
---------------------------------------------------------------------------------------------
   Total liabilities                                           806,182             747,189
---------------------------------------------------------------------------------------------
Shareholders' Equity:
Common  stock  of  $.0625  par  value;  authorized
   30  million  shares;  issued 10,004,398 shares
   in 1998 and 6,601,947 shares in 1997                            628                 413
Paid-in capital                                                  2,894               3,705
Retained earnings                                               60,626              56,360
Accumulated other comprehensive income                           7,531               7,059
Treasury stock, at cost; 9,002 shares in 1998
   and 14,205 shares in 1997                                      (194)              (333)
---------------------------------------------------------------------------------------------
   Total shareholders' equity                                   71,485              67,204
---------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                 $877,667            $814,393
---------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                         except per share data)

                                                                                          (Unaudited)
                                                                             Three Months            Nine Months
                                                                         --------------------------------------------
Periods ended September 30,                                                  1998       1997        1998       1997
---------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                               $9,925     $9,954     $30,019    $28,940
   Interest on securities                                                    5,133      4,299      14,837     12,276
   Dividends on corporate stock and Federal Home Loan Bank stock               494        525       1,538      1,424
   Interest on federal funds sold and other short-term investments             162        128         445        259
---------------------------------------------------------------------------------------------------------------------
   Total interest income                                                    15,714     14,906      46,839     42,899
---------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                            920        895       2,592      2,615
   Time deposits                                                             3,681      3,776      11,497     10,545
   Federal Home Loan Bank advances                                           3,341      2,812       9,744      7,982
   Other                                                                       122        126         642        654
---------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                    8,064      7,609      24,475     21,796
---------------------------------------------------------------------------------------------------------------------
Net interest income                                                          7,650      7,297      22,364     21,103
Provision for loan losses                                                      450        400       1,350      1,000
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                          7,200      6,897      21,014     20,103
---------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust revenue                                                             1,344      1,056       3,929      3,367
   Service charges on deposit accounts                                         714        611       2,089      1,787
   Merchant processing fees                                                    557        483         934        764
   Net gains on sales of securities                                            232         56         624        683
   Net gains on loan sales                                                     300        209       1,043        343
   Other income                                                                254        246         761        751
---------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                  3,401      2,661       9,380      7,695
---------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                            3,616      3,241      10,507      9,397
   Net occupancy                                                               607        457       1,568      1,266
   Equipment                                                                   632        535       1,820      1,505
   Merchant processing costs                                                   440        370         778        625
   Office supplies                                                             181        139         517        525
   Advertising and promotion                                                   211        195         492        508
   Other                                                                     1,347      1,158       4,332      3,912
---------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                 7,034      6,095      20,014     17,738
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                   3,567      3,463      10,380     10,060
Income tax expense                                                             998      1,099       2,906      3,284
---------------------------------------------------------------------------------------------------------------------
   Net income                                                               $2,569     $2,364      $7,474     $6,776
---------------------------------------------------------------------------------------------------------------------
Earnings per share - basic                                                    $.26       $.24        $.75       $.69
Earnings per share - diluted                                                  $.25       $.23        $.72       $.66

Cash dividends declared per share                                             $.10       $.09        $.30       $.26

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY           (Unaudited)


                                                                                Accumulated
                                                                                   Other
                                          Common     Paid-in    Retained       Comprehensive     Treasury
Nine months ended September 30,           Stock      Capital    Earnings          Income           Stock       Total
-----------------------------------------------------------------------------------------------------------------------
1998
Balance at beginning of year                 $413      $3,705     $56,360            $7,059         $(333)     $67,204
Net income                                                          7,474                                        7,474
Other comprehensive income, net of tax:
   Valuation adjustments for securities
         available for sale                                                             472                        472
                                                                                                              ---------
Comprehensive income                                                                                             7,946

Cash dividends declared                                            (2,999)                                      (2,999)
3-for-2 stock split in the form of a
   stock dividend                             209                    (209)                                           -
Shares issued and acquired for
   stock option plan and dividend
   reinvestment plan                            6        (811)                                      3,144        2,339
Shares repurchased                                                                                 (3,005)      (3,005)
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998                $628      $2,894     $60,626            $7,531         $(194)     $71,485
-----------------------------------------------------------------------------------------------------------------------

1997
Balance at beginning of year                 $273      $3,764     $50,886            $4,504        $    -      $59,427
Net income                                                          6,776                                        6,776
Other comprehensive income, net of tax:
   Valuation adjustments for securities
         available for sale                                                           2,338                      2,338
                                                                                                              ---------
Comprehensive income                                                                                             9,114

Cash dividends declared                                            (2,543)                                      (2,543)
Shares issued and acquired for
   stock option plan and dividend
   reinvestment plan                            2         272                                         432          706
Shares repurchased                                                                                 (1,115)      (1,115)
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1997                $275      $4,036     $55,119            $6,842         $(683)     $65,589
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS                                                                    (Unaudited)


Nine months ended September 30,                                                            1998             1997
-------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                             $7,474            $6,776
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                                             1,350             1,000
     Depreciation of premises and equipment                                                1,831             1,478
     Amortization of premium in excess of accretion of discount on
       debt securities                                                                       831               650
     Net gains on sales of securities                                                       (624)             (683)
     Net gains on loan sales                                                              (1,043)             (343)
     Proceeds from sales of loans                                                         63,345            16,999
     Loans originated for sale                                                           (62,797)          (16,825)
     Increase in accrued interest receivable                                                (566)           (1,121)
     Increase in other assets                                                               (161)             (904)
     Increase in accrued expenses and other liabilities                                       78             1,985
     Other, net                                                                             (202)             (178)
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                               9,516             8,834
-------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities: Securities available for sale:
     Purchases                                                                          (173,292)         (111,826)
     Proceeds from sales                                                                  62,817            49,677
     Maturities and principal repayments                                                  42,377            25,459
   Securities held to maturity:
     Purchases                                                                           (12,162)          (23,756)
     Maturities and principal repayments                                                   5,077             1,957
   Purchases of Federal Home Loan Bank stock                                                   -            (4,761)
   Loan originations under (over) principal collected on loans                             7,726           (32,709)
   Purchase of loans                                                                           -              (324)
   Proceeds from sales of other real estate owned                                            504               565
   Purchases of premises and equipment                                                    (3,087)           (3,869)
   Purchase of deposits, net of premium paid                                                   -             7,014
-------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                 (70,040)          (92,573)
-------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                                               36,674            47,401
   Net decrease in other short-term borrowings                                           (18,793)           (3,445)
   Proceeds from Federal Home Loan Bank advances                                         439,300           351,100
   Repayment of Federal Home Loan Bank advances                                         (398,581)         (301,501)
   Repurchase of common stock                                                             (3,005)           (1,115)
   Proceeds from issuance of common stock                                                  2,339               706
   Cash dividends paid                                                                    (2,927)           (2,452)
-------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                              55,007            90,694
-------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                                   (5,517)            6,955
   Cash and cash equivalents at beginning of year                                         26,128            18,990
-------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                            $20,611           $25,945
-------------------------------------------------------------------------------------------------------------------

(continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)                    (Unaudited)



Nine months ended September 30,                                                            1998             1997
-------------------------------------------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                                      $311              $635
   Loans charged off                                                                         427               960
   Loans made to facilitate the sale of other real estate owned                                -               374
   Increase in net unrealized gain on securities available for sale                          472             2,338

Supplemental Disclosures:
   Interest payments                                                                     $24,731           $21,299
   Income tax payments                                                                     1,783             2,002

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of September 30, 1998 and December 31, 1997 and the results of operations and cash flows for the interim periods presented. The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1997, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1997.

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

(2) Securities Available for Sale

Securities available for sale are summarized as follows:

                                                      Amortized         Unrealized        Unrealized         Fair
                                                        Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
September 30, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                $120,870           $2,581             $(95)          $123,356
Mortgage-backed securities                              141,337              867             (426)           141,778
Corporate bonds                                          18,465              317              (88)            18,694
Corporate stocks                                         12,920            9,285              (60)            22,145
---------------------------------------------------------------------------------------------------------------------
Total                                                   293,592           13,050             (669)           305,973
---------------------------------------------------------------------------------------------------------------------
December 31, 1997
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  89,632            1,000              (40)            90,592
Mortgage-backed securities                              121,728              865              (61)           122,532
Corporate bonds                                           1,985               15                -              2,000
Corporate stocks                                         12,319            9,976              (53)            22,242
---------------------------------------------------------------------------------------------------------------------
Total                                                  $225,664          $11,856            $(154)          $237,366
---------------------------------------------------------------------------------------------------------------------

Securities available for sale with a fair value of $14,212 and $29,127 were pledged to secure Treasury Tax and Loan deposits, short-term borrowings and public deposits at September 30, 1998 and December 31, 1997, respectively. For the nine months ended September 30, 1998, proceeds from sales of securities available for sale amounted to $62,817, while net realized gains on these sales amounted to $624.

(3) Securities Held to Maturity

The amortized cost and fair value of securities held to maturity are summarized as follows:

                                                     Amortized           Unrealized        Unrealized        Fair
                                                        Cost                Gains            Losses          Value
--------------------------------------------------------------------------------------------------------------------
September 30, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $22,975             $226             $  -            $23,201
Mortgage-backed securities                                9,044              359                -              9,403
States and political subdivisions                        26,871              551                -             27,422
---------------------------------------------------------------------------------------------------------------------
Total                                                    58,890            1,136                -             60,026
---------------------------------------------------------------------------------------------------------------------
December 31, 1997
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  23,932              245               (4)            24,173
Mortgage-backed securities                               10,695              377                -             11,072
States and political subdivisions                        17,180              161                -             17,341
---------------------------------------------------------------------------------------------------------------------
Total                                                   $51,807             $783              $(4)           $52,586
---------------------------------------------------------------------------------------------------------------------

There were no sales or transfers of securities held to maturity during the nine months ended September 30, 1998.

(4) Loan Portfolio The following is a summary of loans:
                                                  September 30,     December 31,
                                                      1998              1997
--------------------------------------------------------------------------------
Commercial:
    Mortgages                                       $69,186             $62,264
    Construction and development                        460               3,539
    Other (1)                                       115,341             127,956
--------------------------------------------------------------------------------
Total commercial                                    184,987             193,759
Residential real estate:
    Mortgages                                       178,744             181,790
    Homeowner construction                            7,990               6,097
--------------------------------------------------------------------------------
Total residential real estate                       186,734             187,887
Consumer (2)                                         76,335              74,264
--------------------------------------------------------------------------------
    Total loans                                    $448,056            $455,910
--------------------------------------------------------------------------------
(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate. (2) Includes credit card loans totaling $4.9 million and $5.2 million at September 30, 1998 and December 31, 1997, respectively.

(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

                                     Three Months              Nine Months
                                ------------------------------------------------
Periods ended September 30,        1998        1997         1998          1997
--------------------------------------------------------------------------------
Balance at beginning of period   $9,712      $8,411        $8,835        $8,495
Provision charged to expense        450         400         1,350         1,000
Recoveries                          140         144           111           288
Loans charged off                  (228)       (132)         (427)         (960)
--------------------------------------------------------------------------------
Balance at end of period        $10,074      $8,823       $10,074        $8,823
--------------------------------------------------------------------------------

INDEPENDENT ACCOUNTANT'S REVIEW REPORT

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of September 30, 1998, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1998 and 1997, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1998 and 1997. These consolidated financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.


KPMG PEAT MARWICK, LLP

Providence, Rhode Island
October 13, 1998


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS

This form 10-Q contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan default and charge off rates, and changes in the assumptions used in making such forward-looking statements.

Results of Operations
Net income for the three months ended September 30, 1998 amounted to $2.6 million, up 8.7% over the $2.4 million of net income recorded in the third quarter of 1997. Diluted earnings per share for the quarter ended September 30, 1998 amounted to $.25, up from $.23 per share on net income earned in the comparable 1997 quarter. Net income for the nine months ended September 30, 1998 amounted to $7.5 million, an increase of 10.3% from the $6.8 million reported for the comparable 1997 period. Diluted earnings per share for the nine months ended September 30, 1998 amounted to $.72, up 9.1% from the $.66 per share in the same 1997 period.

Net interest income for the third quarter of 1998 increased by 4.8% over the prior year third quarter, to $7.7 million. Net interest income for the nine months ended September 30, 1998 increased by 6.0% over the prior year period, to $22.4 million. This increase was mainly attributable to net interest income generated under an investment securities program. (See additional discussion under the caption "Net Interest Income").

The provision for loan losses for the three months ended September 30, 1998 amounted to $450 thousand, up from $400 thousand for the third quarter of 1997. For the nine months ended September 30, 1998 and 1997, the provision for loan losses amounted to $1.4 million and $1.0 million, respectively. The allowance for loan losses as a percentage of nonaccrual loans at September 30, 1998 and December 31, 1997 was 162.72% and 120.45%, respectively.

Income tax expense for the third quarter of 1998 amounted to $998 thousand, down from $1.1 million for the third quarter of 1997. For the nine months ended September 30, 1998 and 1997, income tax expense amounted to $2.9 million and $3.3 million, respectively. The Corporation's effective tax rate was 28.0% for the nine months ended September 30, 1998, down from 32.6% for the comparable 1997 period. The decline in the effective tax rate was due to tax planning strategies designed to reduce income taxes which were implemented in the fourth quarter of 1997.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $3.2 million for the third quarter of 1998, up 21.7% from the corresponding 1997 period. Other noninterest income amounted to $8.8 million for the nine months ended September 30, 1998, up 24.9% from the corresponding 1997 period. This increase was primarily due to increases in net gains on loan sales, higher revenues for trust services as well as increases in service charges earned on deposit accounts. Net gains on loan sales amounted to $1.0 million and $343 thousand for the nine months ended September 30, 1998 and 1997, respectively. The increase in net gains on loan sales is attributable to heavy refinancing activity resulting from lower interest rates. For the three months ended September 30, 1998 and 1997, net gains on sales of securities amounted to approximately $232 thousand and $56 thousand, respectively. For the nine months ended September 30, 1998 and 1997, net gains on sales of securities amounted to $624 thousand and $683 thousand, respectively.

Total noninterest expense for the quarter ended September 30, 1998 amounted to $7.0 million, an increase of 15.4% from the comparable 1997 period. Total noninterest expense for the nine months ended September 30, 1998 amounted to $20.0 million, an increase of 12.8% over the comparable 1997 period. These increases were primarily attributable to higher salaries and benefits expense and increases in other expenses resulting from the Corporation's expansion of its market area, and to a lessor extent to costs associated with Year 2000 issues. (See additional discussion of the expansion of the Corporation's market area under the caption "Expansion". Equipment and net occupancy costs for the nine months ended September 30, 1998 rose 23.9% and 20.9%, respectively, over the prior year period due primarily to rental expense and depreciation of premises and equipment incurred in connection with the Corporation's market area expansion efforts.)

Included in other noninterest expense were contributions to the Corporation's charitable foundation amounting to $323 thousand and $227 thousand for the nine months ended September 30, 1998 and 1997, respectively. This donation resulted in realized securities gains of $313 thousand and $208 thousand, respectively, for the same periods.


Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" is the basis of and should be read in conjunction with this discussion.)

FTE net interest income for the nine months ended September 30, 1998 amounted to $23.1 million, up 3.7% over the same 1997 period due primarily to the growth in interest-earning assets described below. The interest rate spread and the net interest margin for the nine months ended September 30, 1998 (3.18% and 3.78%, respectively) have decreased from the comparable percentages for the same period in 1997 (3.55% and 4.12%, respectively). These profitability ratios have declined as a result of changes in interest rates and changes in the mix of interest-earning assets. For the nine months ended September 30, 1998, average interest-earning assets amounted to $814.3 million, an increase of $94.3 million, or 13.1%, over the comparable 1997 amount. The growth in average interest-earning assets was due mainly to increases in average taxable debt securities of $62.5 million and total average loans of $19.7 million. The increase in average taxable debt securities resulted primarily from an investment securities purchase program. The objective of the program is to increase net interest income and improve returns on shareholders' equity, while incurring limited interest rate risk. The securities purchased under this program were funded with Federal Home Loan Bank (FHLB) advances with similar interest rate repricing characteristics and growth in deposits. The average yield on taxable debt securities for the nine months ended September 30, 1998 was 6.29%, compared to the prior year yield of 6.86%. The FTE rate of return on average interest-earning assets was 7.79% for the nine months ended September 30, 1998, down from 8.16% for the same 1997 period primarily due to growth in taxable debt securities and reduction in yields on taxable debt securities.

The average yield on total loans amounted to 8.88% for the nine months ended September 30, 1998, down from 8.96% in the comparable 1997 period due primarily to lower yields on new loan originations. Average total loans for the nine months ended September 30, 1998 rose 4.6% over the prior year average and amounted to $452.4 million. While all categories of loans are up on average over the prior year, total loans have declined $7.9 million since December 31, 1997. The decrease in total loans is attributable to heavy mortgage refinancing activity, spurred by a low interest rate environment, as well as aggressive competition for commercial and consumer loans. (See Note 4 to the Consolidated Financial Statements for additional detail on the loan portfolio.)

The average yield on residential real estate loans amounted to 8.12% for the nine months ended September 30, 1998, down slightly from the prior year period yield of 8.15%. Average total consumer loans increased 12.4% over the prior year and amounted to $74.8 million. The increase in consumer loan balances is primarily attributable to demand for home equity lines. The average yield on consumer loans was 9.08% for the nine months ended September 30, 1998, down from 9.32% for the comparable 1997 period. This decline in yield is primarily attributable to pricing on the home equity line portfolio. The average yield on the home equity line portfolio was 8.84% and 9.64%, respectively for the nine months ended September 30, 1998 and 1997. The average yield on commercial loans amounted to 9.54%, down slightly from the prior year yield of 9.59%.

The Corporation's cost of funds on interest-bearing liabilities amounted to 4.61% for the nine months ended September 30, 1998, unchanged from the comparable 1997 period. FHLB advances have the highest overall cost of funds rate of the bank's interest-bearing liabilities. Average total FHLB advances for the nine months ended September 30, 1998 amounted to $222.1 million, up 22.4% from the $181.5 million average balance for the same 1997 period. The additional advances were used primarily to purchase securities under the investment program. The average rate paid on FHLB advances for the nine months ended September 30, 1998 was 5.85%, compared to the prior year rate of 5.86%. Average total time deposits rose 8.7% from the prior year amount, to $280.4 million. The rate paid on time deposits amounted to 5.47%, up slightly from the prior year rate. Average total savings deposits for the nine months ended September 30, 1998 increased 11.6% from the comparable 1997 amount to $102.0 million. The rate paid on these deposits was 2.31% for the first nine months of 1998, down 17 basis points from the same 1997 period. For the nine months ended September 30, 1998, average total demand deposits, an interest-free funding source, were up by $11.1 million, or 16.0%, from the same prior year period.

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

Nine months ended September 30,                           1998                                1997
------------------------------------------ ------------------------------------ ----------------------------------
                                            Average                  Yield/        Average                  Yield/
(Dollars in thousands)                      Balance     Interest       Rate        Balance    Interest        Rate
-------------------------------------- ------------- ------------ ---------- -------------- ----------- -----------
Interest-earning assets:
Residential real estate loans              $187,220     $11,396       8.12%      $178,411     $10,909        8.15%
Commercial and other loans                  190,414      13,629       9.54%       187,757      13,501        9.59%
Consumer loans                               74,766       5,093       9.08%        66,515       4,651        9.32%
-------------------------------------------------------------------------------------------------------------------
   Total loans                              452,400      30,118       8.88%       432,683      29,061        8.96%
Federal funds sold  and other
  short-term investments                     10,803         445       5.50%         6,394         259        5.41%
Taxable debt securities                     299,791      14,151       6.29%       237,340      12,207        6.86%
Nontaxable debt securities                   21,310       1,037       6.49%        15,647         779        6.64%
Corporate stocks and FHLB stock              29,966       1,805       8.03%        27,944       1,743        8.32%
-------------------------------------------------------------------------------------------------------------------
Total interest-earning assets               814,270      47,556       7.79%       720,008      44,049        8.16%
Non interest-earning assets                  50,834                                46,088
-------------------------------------------------------------------------------------------------------------------
  Total assets                             $865,204                              $766,096
-------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Savings deposits                           $101,956      $1,764       2.31%       $91,320      $1,698        2.48%
NOW account deposits                         64,563         454        .94%        59,121         464        1.05%
Money market deposits                        23,466         374       2.12%        25,017         453        2.41%
Time deposits                               280,393      11,497       5.47%       257,893      10,545        5.45%
FHLB advances                               222,127       9,744       5.85%       181,546       7,982        5.86%
Other                                        15,108         642       5.66%        15,621         654        5.59%
-------------------------------------------------------------------------------------------------------------------
  Total interest-bearing liabilities        707,613      24,475       4.61%       630,518      21,796        4.61%
Demand deposits                              80,175                                69,108
Non interest-bearing liabilities              7,421                                 5,176
-------------------------------------------------------------------------------------------------------------------
Total liabilities                           795,209                               704,802
Total shareholders' equity                   69,995                                61,294
-------------------------------------------------------------------------------------------------------------------
  Total liabilities and
    shareholders' equity                   $865,204                              $766,096
-------------------------------------------------------------------------------------------------------------------
  Net interest income /
    interest rate spread                                $23,081       3.18%                   $22,253        3.55%
-------------------------------------------------------------------------------------------------------------------
  Net interest margin                                                 3.78%                                  4.12%
-------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,                          1998              1997
--------------------------------------------------------------------------------
Commercial and other loans                                $99              $121
Taxable debt securities                                     -               434
Nontaxable debt securities                                351               276
Corporate stocks                                          267               319

Financial Condition and Liquidity
Total assets amounted to $877.7 million at September 30, 1998, an increase of $63.3 million, or 7.8%, from the December 31, 1997 amount of $814.4 million. Average assets totaled $865.2 million for the nine months ended September 30, 1998, up by 12.9% over the comparable 1997 period.

Securities Available for Sale - The carrying value of securities available for sale at September 30, 1998 amounted to $306.0 million, an increase of 28.9% over the December 31, 1997 amount of $237.4 million. This increase was primarily attributable to purchases of securities under the Corporation's investment program. The net unrealized gain on securities available for sale amounted to $12.4 million, up 5.8% from the December 31, 1997 balance of $11.7 million. This increase was attributable to the decline in interest rates occurring in 1998, as well as the year to date increase in portfolio balances.

Securities Held to Maturity - The carrying value of securities held to maturity totaled $58.9 million at September 30, 1998, up from $51.8 million at December 31, 1997. This increase is due to purchases of securities of states and political subdivisions. The net unrealized gain on securities held to maturity totaled approximately $1.1 million at September 30, 1998, up from $779 thousand at December 31, 1997.

Loans - Total loans amounted to $448.1 million at September 30, 1998, down from the December 31, 1997 balance of $455.9 million. The decrease in total loans can be attributed to heavy mortgage refinancing activity, spurred by a low interest rate environment, as well as aggressive competition for commercial and consumer loans. Commercial loans totaled $185.0 million at September 30, 1998, a decline of $8.8 million or 4.5% from December 31, 1997 balance. Residential real estate loans amounted to $186.7 million at September 30, 1998, down from the December 31, 1997 balance of $187.9 million. Total consumer loan balances rose $2.1 million to $76.3 million during the first nine months of 1998.

Deposits - Total deposits amounted to $567.6 million at September 30, 1998, up by 6.9% from the December 31, 1997 total of $530.9 million. Savings and demand deposits increased by $20.1 million and $15.9 million, respectively, during this period due to normal seasonal deposit inflow. Time deposits amounted to $271.3 million at September 30, 1998, compared to $270.6 million at December 31, 1997.

Borrowings - The Corporation utilizes FHLB advances as a funding source. FHLB advances amounted to $227.7 million at September 30, 1998, up by $40.7 million from the December 31, 1997 amount. The additional FHLB advances were used to purchase securities under the investment program. Short-term borrowings outstanding at September 30, 1998 amounted to $1.5 million, down $18.8 million from the balance at December 31, 1997.

For the nine months ended September 30, 1998, net cash provided by operations amounted to $9.5 million, the majority of which was generated by net income. A lower interest rate environment resulted in increased volume of mortgage loans originated for sale into the secondary market. Loans originated for sale in the first nine months of 1998 amounted to $62.8 million, significantly higher than the $16.8 million originated in the corresponding 1997 period. Proceeds from sales of loans in the nine months ended September 30, 1998 amounted to $63.3 million, up from $17.0 million in the comparable 1997 period. Net cash used in investing activities amounted to $70.0 million and was primarily used to purchase securities available for sale. Net cash provided by financing activities of $55.0 million was generated mainly by a net increase in FHLB advances of $40.7 million, and by an increase in deposits of $36.7 million. (See Consolidated Statements of Cash Flows for additional information.)

Expansion
During the first quarter of 1998, the Corporation opened a financial services branch office in New London, Connecticut. Financial services provided at the office include trust and investment management, commercial lending and residential mortgage origination. The office does not currently accept deposits nor perform other retail banking services, but may offer them in the future. The Corporation has also opened an operations center located in Westerly, Rhode Island. Operations functions previously performed at the Corporation's headquarters were relocated to this leased facility during the second quarter of 1998. In October 1998, the Corporation announced an agreement to provide trust and investment management services to customers of Bank Rhode Island and Pier Bank, two Rhode Island financial institutions. Under the agreement, the Corporation will provide a full-line of investment management and trust services, including financial planning, estate and tax planning. The alliances enable the Corporation to generate fee income and also enable Bank Rhode Island and Pier Bank to offer professional trust services to their customers.

Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                September 30,       December 31,
(Dollars in thousands)                              1998                1997
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due         $3,258               $4,089
Nonaccrual loans less than 90 days past due        2,933                3,246
--------------------------------------------------------------------------------
Total nonaccrual loans                             6,191                7,335
Other real estate owned                              319                  497
--------------------------------------------------------------------------------
Total nonperforming assets                        $6,510               $7,832
--------------------------------------------------------------------------------
Nonaccrual loans as a % of total loans             1.38%                1.61%
Nonperforming assets as a % of total assets         .74%                 .96%
Allowance for loan losses to nonaccrual loans    162.72%              120.45%

Not included in the analysis of nonperforming assets at September 30, 1998 and December 31, 1997 above are approximately $155 thousand and $644 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

Impaired loans consist of all nonaccrual commercial loans. At September 30, 1998, the recorded investment in impaired loans was $4.3 million, including $4.1 million which had a related allowance amounting to $867 thousand. The balance of impaired loans which did not require an allowance at September 30, 1998 was $168 thousand. During the nine months ended September 30, 1998, the average recorded investment in impaired loans was $5.5 million. Also during this period, interest income recognized on impaired loans amounted to approximately $284 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                              September 30,        December 31,
(Dollars in thousands)                           1998                   1997
--------------------------------------------------------------------------------
Residential mortgages                            $1,309                $1,290
Commercial:
   Mortgages                                      1,475                 1,977
   Other (1)                                      2,806                 3,616
Consumer                                            601                   452
--------------------------------------------------------------------------------
Total nonaccrual loans                           $6,191                $7,335
--------------------------------------------------------------------------------
(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Capital Resources
Total equity capital amounted to $71.5 million, or 8.1% of total assets at September 30, 1998. This compares to $67.2 million, or 8.3% at December 31, 1997. The reduction in this ratio is due primarily to the growth in assets resulting from the investment program. Total equity increased by approximately $4.3 million from December 31, 1997. This increase was principally attributable to a $4.7 million increase in earnings retention. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At September 30, 1998, the Corporation's Tier 1 capital ratio was 13.30% and the total risk-adjusted capital ratio was 15.43%. These ratios were all above the ratios required to be categorized as well-capitalized.

Dividends payable at September 30, 1998 totaled approximately $1.0 million, representing $.10 per share paid on October 15, 1998, an increase of 11.1% over the $.09 per share declared in the fourth quarter of 1997. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

On June 18, 1998, the Corporation's board of directors voted to approve a 3-for-2 stock split of the Corporation's common stock. The stock split, in the form of a stock dividend, was paid on August 3, 1998 to shareholders of record as of July 17, 1998. The intent of the stock split was to increase the stock's liquidity and place it in a trading range that is more attractive to investors interested in the Corporation. Cash payments were made in lieu of issuing fractional shares. The cash payment for fractional shares was based on the closing price of the common stock as reported by NASDAQ on the record date.

Book value per share as of September 30, 1998 and 1997 amounted to $7.15 and $6.64, respectively.

Year 2000
The Corporation has developed a Year 2000 Project Plan (the "Plan") to address the computer-related issues concerning the Century Date Change (the transition from the year 1999 to 2000). The Corporation's information technology (IT) and non-information technology (non IT) systems have been included in the Plan. The Corporation uses internal computer systems, data communications systems and telecommunications systems as well as outside service providers (including hardware and software) to support and account for loans, deposits, fiduciary services and other purposes. Substantially all of the application software used by the Corporation is provided by outside vendors, under license or through outside service bureaus. The Corporation has distinguished between mission-critical and other, less critical, systems in assessing the needs of the Plan.

The Plan includes five phases: awareness, assessment, renovation, validation and testing, and contingency planning. The Corporation has substantially completed the assessment phase of its computer systems, and has identified those areas that are considered mission critical. The Plan calls for validation and testing with respect to all internal mission critical systems to be completed by December 31, 1998, and outsourced mission critical systems by March 31, 1999. The Plan also calls for the Corporation to complete these procedures for non-mission critical IT systems as well as embedded microcontrollers in non IT systems by the third quarter of 1999. Although the evaluation process is on-going and dynamic, management believes that the Corporation is currently on schedule in accordance with the Plan. The Corporation's evaluation is subject to on-going verification and review by its internal audit staff.

The Corporation expects that the total costs associated with the project will amount to approximately $500 thousand. Included in noninterest expense for the nine-month period ending September 30, 1998 are costs totaling approximately $121 thousand, consisting primarily of system testing and modification, internal staffing and consulting. Approximately $88 thousand of the remaining project costs are expected to be incurred during the fourth quarter of 1998, the majority of which will be included in noninterest expense. Most of the remaining project costs will be incurred throughout 1999. The Corporation plans to account for most of these costs as expense items. In some cases, acquired hardware and software items will be capitalized and amortized in accordance with the Corporation's existing accounting policy. The costs of the project and the date on which the Corporation plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

There can be no guarantee that the systems of other companies, or outside vendors on which the Corporation's systems rely, will be remedied on a timely basis. Therefore, the Corporation could possibly experience a negative impact to the extent other entities not affiliated with the Corporation are not Year 2000 compliant.

The Corporation is in the process of evaluating the risk of customer failure to prepare for the Century Date Change, any associated effect on the ability of customers to repay outstanding loans, and impact on the adequacy of the level of the allowance for loan losses. Because these efforts are now on-going, the Corporation is unable to assess the likelihood of any material adverse effect at this time.

The Corporation's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures will be expanded to include specific procedures for potential Year 2000 issues, and contingency plans to protect against Year 2000-related interruptions. These plans will include development of backup procedures and identification of alternative suppliers. Contingency plans are expected to be complete by June 30, 1999.

While the Corporation believes that it is taking reasonable steps with respect to the Year 2000 issue, if the phases of the Plan are not completed on time, the costs associated with becoming Year 2000 compliant exceed the Corporation's estimates, third party providers are not Year 2000 compliant on a timely basis, or customers with material loan obligations are unable to meet their repayment obligations due to Year 2000 problems, the Year 2000 issue could have a material impact on the Corporation's financial results. In addition, the Corporation's efforts to address the Year 2000 issue are being monitored by its federal banking regulators. Failure to be Year 2000 compliant on a timely basis could subject the Corporation to formal supervisory or enforcement actions.

The preceding "Year 2000" discussion contains forward-looking statements which represent the Corporation's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believes," "expects," "estimates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Corporation's expectations as to when it will complete the phases of the Plan, its estimated costs, and its belief that its statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources, the ability to identify and remediate all date sensitive lines of computer code, and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

Recent Accounting Developments
Statement of Financial Accounting Standards (SFAS) No. 131, "Disclosures about Segments of an Enterprise and Related Information", is effective for financial statements of public business enterprises for periods beginning after December 15, 1997. This Statement provides reporting standards for financial and descriptive information on reportable operating segments. An operating segment is defined as a component of an enterprise for which separate financial information is available and reviewed regularly by the chief operating decision maker in order to make decisions about resources to be allocated to the segment and also to evaluate the segment's performance. SFAS No. 131 requires a corporation to disclose certain balance sheet and income statement information by operating segment, as well as provide a reconciliation of operating segment information to the corporation's consolidated balances. The adoption of this pronouncement may result in additional disclosures in the Corporation's financial statements.

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

In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a corporation to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This Statement defines conditions and criteria to be used in designating a derivative as a specific type of hedging instrument. SFAS No. 133 also explains the accounting for changes in the fair value of a derivative which depends on the intended use and the resulting designation. Under this Statement, a corporation is required to establish at the inception of the hedge the method to be used for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the corporation's approach to managing risk. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999 and is not to be applied retroactively to financial statements of prior periods. The Corporation has not yet determined what the effect of the adoption of this pronouncement will have on the financial position and earnings of the Corporation.

SFAS No. 134, "Accounting for Mortgage-Backed Securities Retained after the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise, an amendment of FASB Statement No. 65", is effective for the first fiscal quarter beginning after December 15, 1998. This Statement amends SFAS No. 65, "Accounting for Certain Mortgage Banking Activities", to require that after the securitization of a mortgage loan held for sale, any retained mortgage-backed securities should be classified in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". This Statement also requires that a mortgage banking enterprise classify as trading any retained mortgage-backed securities that it commits to sell before or during the securitization process. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 24 month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. As of September 30, 1998, the Corporation's estimated exposure as a percentage of net interest income for the next 12 month period and the subsequent 12 month period thereafter (months 13 - 24), respectively, is as follows:

                                         Months 1 - 12       Months 13 - 24
 -------------------------------------- ----------------    ----------------
 200 basis point increase in rates            -0.6%               -2.8%
 200 basis point decrease in rates            +0.2%               -3.3%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities using both parallel rate shifts of up to 200 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of September 30, 1998, an immediate 200 basis point rise in rates would result in a 3.7% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 2.1% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the bank's available for sale securities portfolio at September 30, 1998, including both debt and equity securities, was 5.0%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.




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

Item 2.  Changes in Securities and Use of Proceeds
                  None

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None


Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
              Exhibit No.
                 11               Statement re Computation of Per Share Earnings
                 27               Financial Data Schedule

         (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WASHINGTON TRUST BANCORP, INC.
                                        (Registrant)




November 13, 1998         By:   John C. Warren
                          -----------------------
                          John C. Warren
                          President and Chief Executive Officer
                              (principal executive officer)





November 13, 1998          By: David V. Devault
                           -------------------------
                           David V. Devault
                           Vice President, Treasurer and Chief Financial Officer
                               (principal financial and accounting officer)