Form 10-K
period 1998-12-31
WASHINGTON TRUST BANCORP INC
filed 1999-03-19
CIK 737468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1998 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission file number: 000-13091

                         --------------------------------
                         WASHINGTON TRUST BANCORP, INC.
             (Exact name of registrant as specified in its charter)
                         --------------------------------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $197,297,339 at February 26, 1999 which includes $18,019,999 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of common stock of the registrant outstanding as of February 26, 1999 was 10,056,952.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement dated March 19, 1999 for the Annual Meeting of Shareholders to be held April 27, 1999 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-K
                         WASHINGTON TRUST BANCORP, INC.
                      For the Year Ended December 31, 1998

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

Part II
  Item 5      Market for the Registrant's Common Stock and
               Related Stockholder Matters
  Item 6      Selected Financial Data
  Item 7      Management's Discussion and Analysis of
               Financial Condition and Results of Operations
  Item 7A     Quantitative and Qualitative Disclosures
               about Market Risk
  Item 8      Financial Statements and Supplementary Data
  Item 9      Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure

Part III
  Item 10      Directors and Executive Officers of the Registrant
  Item 11      Executive Compensation
  Item 12      Security Ownership of Certain Beneficial
                Owners and Management
  Item 13      Certain Relationships and Related Transactions

Part IV
  Item 14      Exhibits, Financial Statement Schedules and
                Reports on Form 8-K

Signatures





This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan default and charge-off rates, and changes in the assumptions used in making such forward-looking statements.

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

The Corporation was formed in 1984 under a plan of reorganization in which outstanding common shares of The Washington Trust Company were exchanged for common shares of Washington Trust Bancorp, Inc. At December 31, 1998 the Corporation had total consolidated assets of $935.1 million, deposits of $575.3 million and equity capital of $73.1 million.

The Washington Trust Company
The Washington Trust Company was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area. Its current corporate charter dates to 1902. See discussion under "Market Area and Competition" for further information.

The Bank provides a broad range of financial services, including:

  Residential mortgages                Commercial and consumer demand deposits
  Commercial loans                     Savings, NOW and money market deposits
  Construction loans                   Certificates of deposit
  Consumer installment loans           Retirement accounts
  Home equity lines of credit          Cash management services
  VISA and Mastercard accounts         Safe deposit boxes
  Merchant credit card services        Trust and investment management services
  Automated teller machines (ATMs)     Telephone banking services


Automated teller machines (ATMs) are located throughout the Bank's market area. The Bank is a member of various ATM networks.

Data  processing  for most of the Bank's  deposit  and loan  accounts  and other
applications  is  conducted  internally,  using  owned  equipment.   Application
software is primarily obtained through purchase or licensing agreements.

The Bank provides fiduciary services as trustee under wills and trust agreements; as executor or administrator of estates; as a provider of agency and custodial investment services to individuals and institutions; and as a trustee for employee benefit plans. The market value of total trust assets amounted to $789.8 million as of December 31, 1998.

The Bank's primary source of income is net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing deposits and other borrowed funds. Sources of noninterest income include fees for management of customer investment portfolios, trusts and estates, service charges on deposit accounts, gains on sales of loans, merchant processing fees and other banking-related fees. Noninterest expenses include the provision for loan losses, salaries and employee benefits, occupancy, equipment, office supplies, merchant processing, advertising and promotion and other administrative expenses.

The Bank's lending activities are conducted primarily in southern Rhode Island and southeastern Connecticut. The Bank provides a variety of commercial and retail lending products. The Bank generally underwrites its residential mortgages based upon secondary market standards. Loans are originated both for sale in the secondary market as well as for portfolio. Most secondary market loans are sold with servicing retained.

The following is a summary of the relative amounts of income producing functions as a percentage of gross operating income during the past five years:

                                      1998      1997     1996     1995     1994
--------------------------------------------------------------------------------
Interest and fees on:
 Residential real estate loans          20%      22%      27%      29%      31%
 Commercial and other loans             24       27       30       33       32
 Consumer loans                          9        9       10       10        9
--------------------------------------------------------------------------------
 Total loan income                      53       58       67       72       72

Interest and dividends on securities    30       27       18       13       13
Trust revenue                            7        7        7        7        7
Other noninterest income                10        8        8        8        8
--------------------------------------------------------------------------------
Gross operating income                100%      100%     100%     100%     100%
--------------------------------------------------------------------------------

The percentage of gross income derived from interest and fees on loans was 53% in 1998, down from a five-year high of 72% in 1995. Income derived from interest and dividends on securities was 30% in 1998 and resulted from growth in the portfolio due to a securities purchase program. (See the caption "Securities" in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations.)

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

Westerly, RI (3 locations) Charlestown, RI       Narragansett, RI
Richmond, RI               North Kingstown, RI   New Shoreham (Block Island), RI
Mystic, CT (3 locations)

The Bank's banking offices in Charlestown and on Block Island are the only bank facilities in those Rhode Island communities. The Bank opened a financial services branch office during the first quarter of 1998 in New London, Connecticut, which offers trust and investment management, commercial lending and residential mortgage origination.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. The Bank had 32% of total deposits reported by all financial institutions for communities in which the Bank operates banking offices as of June 30, 1998. The closest competitor held 23%, and the second closest competitor held 15% of total deposits in the same communities. The Corporation believes that being the largest commercial banking institution headquartered within the market area provides a competitive advantage over other financial institutions. The Bank has a marketing department which is responsible for the review of existing products and services and the development of new products and services.

Employees
As of December 31, 1998 the Corporation employed approximately 320 full-time and 51 part-time employees, an increase of 8.7% in full-time equivalent employees over 1997. The increase in employees is primarily attributable to the Corporation's market area expansion efforts that began in 1997. Management believes that its employee relations are good.

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

FDICIA established five capital tiers, ranging from "well-capitalized" to "critically undercapitalized". A depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. At December 31, 1998, the Bank's capital ratios placed it in the well-capitalized category. Reference is made to Note 15 to the Corporation's Consolidated Financial Statements for additional discussion of the Corporation's regulatory capital requirements.

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

Capital Guidelines - Regulatory guidelines have been established that require bank holding companies and banks to maintain minimum ratios of capital to risk-adjusted assets. Banks are required to have minimum core capital (Tier 1) of 4% and total risk-adjusted capital (Tier 1 and Tier 2) of 8%. For the Corporation, Tier 1 capital is essentially equal to shareholders' equity excluding the net unrealized gain on securities available for sale. Tier 2 capital consists of a portion of the allowance for loan losses (limited to 1.25% of total risk-weighted assets). As of December 31, 1998, the Corporation's net risk-weighted assets amounted to $497.0 million, its Tier 1 capital ratio was 12.99% and its total risk-based capital ratio was 15.17%.

The Tier 1 leverage ratio is defined as Tier 1 capital (as defined under the risk-based capital guidelines) divided by average assets (net of intangible assets and excluding the effects of accounting for securities available for sale under SFAS No. 115). The minimum leverage ratio is 3% for bank holding companies that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and strong earnings. Other bank holding companies are expected to have ratios of at least 4 - 5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given bank holding company. The Corporation's Tier 1 leverage ratio was 7.25% as of December 31, 1998. The Federal Reserve has not advised the Corporation of any specific minimum Tier 1 leverage capital ratio applicable to it.

Allowance for Loan Losses
The Corporation evaluates the adequacy of the allowance for loan losses based upon the composition of the loan portfolio, historical experience, industry statistics, prevailing economic and business conditions and industry concentration. The Corporation utilizes a credit rating system which assesses individual loans in the commercial, commercial mortgage and commercial construction and development portfolios. Management applies the allowance percentages it considers appropriate to the balances in each rating classification. In addition, specific allowances for loans in these categories considered impaired are determined in accordance with the Statement of Financial Accounting Standards No. 114, "Allowance for Loan Losses". Loans in other portfolios are not individually assessed utilizing the credit rating system mentioned above, but may be similarly rated when information is known to management which indicates such action is warranted. For loans in other portfolios, management applies the allowance percentages it considers appropriate to each portfolio. Loss allocation percentages are based on the Corporation's historical loss experience, industry trends and the actual or anticipated impact of economic conditions on the borrowers. As a result, the percentage allocations are adjusted as necessary when changes in the aforementioned factors warrant. Based on analyses performed, the allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses inherent in the loan portfolio.

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

II.  SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

A. The carrying amounts of securities as of the dates indicated are presented in the following tables:

     (Dollars in thousands)

     December 31,                                   1998       1997       1996
     ---------------------------------------------------------------------------
     Securities Available for Sale:
     U.S. Treasury obligations and obligations
        of U.S. government-sponsored agencies     $115,527    $90,292    $48,756
     Mortgage-backed securities                    144,077    122,532    128,504
     Corporate bonds                                27,503      2,000         -
     Corporate stocks                               28,158     22,242     20,711
     ---------------------------------------------------------------------------
     Total securities available for sale          $315,265   $237,066   $197,971
     ---------------------------------------------------------------------------

     (Dollars in thousands)

     December 31,                                   1998       1997       1996
     ---------------------------------------------------------------------------
     Securities Held to Maturity:
     U.S. Treasury obligations and obligations
        of U.S. government-sponsored agencies     $21,987    $23,932        $ -
     Mortgage-backed securities                    46,088     10,695      12,344
     States and political subdivisions             27,572     17,180      15,582
     ---------------------------------------------------------------------------
     Total securities held to maturity            $95,647    $51,807     $27,926
     ---------------------------------------------------------------------------


B. Maturities of debt securities as of December 31, 1998 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated prepayments. Yields on tax exempt obligations are not computed on a tax equivalent basis.

     (Dollars in thousands)                 Due in      After 1 Year    After 5 Years
                                            1 Year      but Within 5    but Within 10      After
     Securities Available for Sale         or Less         Years            Years         10 Years       Totals
     ------------------------------------------------------------------------------------------------------------
     U.S. Treasury obligations and
     obligations of U.S.
     government-sponsored agencies:
       Amortized cost                       $15,941         $79,775        $15,675         $2,366       $113,757
       Weighted average yield                 6.38%           6.24%          6.24%          8.07%          6.30%

     Mortgage-backed securities:
       Amortized cost                        22,917          63,069         29,429         28,491        143,906
       Weighted average yield                 5.84%           5.90%          6.05%          5.97%          5.94%

     Corporate bonds:
       Amortized cost                           142          18,591          3,417          5,383         27,533
       Weighted average yield                 6.53%           5.99%          7.19%          5.86%          6.12%
     ------------------------------------------------------------------------------------------------------------
     Total debt securities:
       Amortized cost                       $39,000        $161,435        $48,521        $36,240       $285,196
       Weighted average yield                 6.07%           6.08%          6.19%          6.09%          6.10%
     ------------------------------------------------------------------------------------------------------------
       Fair value                           $39,118        $162,973        $48,597        $36,419       $287,107
     ------------------------------------------------------------------------------------------------------------





     (Dollars in thousands)                 Due in      After 1 Year    After 5 Years
                                            1 Year      but Within 5    but Within 10      After
     Securities Held to Maturity           or Less         Years            Years         10 Years       Totals
     -----------------------------------------------------------------------------------------------------------
     U.S. Treasury obligations and
     obligations of U.S.
     government-sponsored agencies:
       Amortized cost                       $19,212          $2,775            $ -            $ -        $21,987
       Weighted average yield                 7.60%           6.64%              -              -          7.48%

     Mortgage-backed securities:
       Amortized cost                         7,832          23,388         14,158            710         46,088
       Weighted average yield                 6.18%           6.18%          6.18%          6.18%          6.18%

     States and political
     subdivisions:
       Amortized cost                         3,528           8,192         15,852              -         27,572
       Weighted average yield                 4.31%           4.45%          4.26%              -          4.32%
     ------------------------------------------------------------------------------------------------------------
     Total debt securities:
       Amortized cost                       $30,572         $34,355        $30,010           $710        $95,647
       Weighted average yield                 6.86%           5.81%          5.17%          6.18%          5.94%
     ------------------------------------------------------------------------------------------------------------
       Fair value                           $30,750         $34,661        $30,423           $714        $96,548
     ------------------------------------------------------------------------------------------------------------


C.   Not applicable.

III. LOAN PORTFOLIO

A. The following table sets forth the composition of the Corporation's loan portfolio for each of the past five years:

     (Dollars in thousands)

     December 31,                              1998           1997           1996           1995           1994
     -------------------------------------------------------------------------------------------------------------
     Commercial:
         Mortgages                            $70,468        $62,264        $66,224        $58,838        $56,014
         Construction and development             612          3,539          4,174          5,968         12,090
         Other                                111,477        127,956        109,485         96,831        103,335
     -------------------------------------------------------------------------------------------------------------
     Total commercial                         182,557        193,759        179,883        161,637        171,439

     Residential real estate:
         Mortgages                            179,589        181,790        171,423        167,511        170,367
         Homeowner construction                10,046          6,097          4,631          3,071          6,934
     -------------------------------------------------------------------------------------------------------------
     Total residential real estate            189,635        187,887        176,054        170,582        177,301
     -------------------------------------------------------------------------------------------------------------
     Consumer                                  77,310         74,264         63,056         54,240         45,186
     -------------------------------------------------------------------------------------------------------------
     Total Loans                             $449,502       $455,910       $418,993       $386,459       $393,926
     -------------------------------------------------------------------------------------------------------------

B. An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 1998 follows:

     (Dollars in thousands)
                                                        One Year       One to Five     After Five
     Matures in:                                        or Less           Years           Years          Totals
     -------------------------------------------------------------------------------------------------------------
     Construction and development (1)                     $1,606          $3,390          $5,662          $10,658
     Commercial - other                                   37,046          51,105          23,326          111,477
     -------------------------------------------------------------------------------------------------------------
                                                         $38,648         $54,480         $28,962         $122,090
     -------------------------------------------------------------------------------------------------------------

     (1) Includes homeowner construction and commercial construction and development. Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

     Sensitivity to changes in interest rates for all such loans due after one year is as follows:

     (Dollars in thousands)                             Floating or
                                      Predetermined     Adjustable
                                          Rates            Rates        Totals
     ---------------------------------------------------------------------------
     Principal due after one year        $42,139         $41,343       $83,482
     ---------------------------------------------------------------------------

C.   Risk Elements
     Reference is made to the caption "Asset Quality" included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Included therein is a discussion of the Corporation's credit review and accounting practices, as well as information relevant to nonperforming assets at December 31, 1998.

1.   Nonaccrual, Past Due and Restructured Loans
     a)       Nonaccrual loans as of the dates indicated were as follows:

     (Dollars in thousands)

     December 31,          1998        1997       1996        1995         1994
     ---------------------------------------------------------------------------
                         $5,613      $7,335     $7,542      $8,574      $10,912
     ---------------------------------------------------------------------------

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

     For the year ended December 31, 1998, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $520 thousand. Interest recognized on these loans amounted to approximately $149 thousand.

     There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 1998.

     b) Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:

     (Dollars in thousands)

     December 31,       1998        1997          1996         1995        1994
     ---------------------------------------------------------------------------
                        $150        $644        $1,447         $256         $24
     ---------------------------------------------------------------------------

     c)   Restructured accruing loans for the dates indicated were as follows:

     (Dollars in thousands)

     December 31,       1998        1997          1996         1995        1994
     ---------------------------------------------------------------------------

                        $ -         $ -           $ -          $ -         $365
     ---------------------------------------------------------------------------

     Restructured accruing loans include those for which concessions, such as reduction of interest rates other than normal market rate adjustments or deferral of principal or interest payments, have been granted due to a borrower's financial condition. Interest on restructured loans is accrued at the reduced rate.

2.   Potential Problem Loans
     Potential problem loans consist of certain accruing commercial loans that were less than 90 days past due at December 31, 1998, but were identified by management of the Bank as potential problem loans. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in Section III.C.1 above. At December 31, 1998, potential problem loans amounted to approximately $187 thousand. The Corporation's loan policy provides guidelines for the review of such loans in order to facilitate collection.

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

     (Dollars in thousands)

     December 31,                               1998          1997           1996           1995           1994
     ------------------------------------------------------------------------------------------------------------
     Balance at beginning of year             $8,835         $8,495         $7,785         $9,328         $9,090
     Charge-offs
        Commercial:
          Mortgages                                -            233            321            796            405
          Construction and development             -              -             15            526             9
          Other                                  310            740            415          1,451            512
        Residential:
          Mortgages                               14            144            146            301            159
          Homeowner construction                   -              -              -              -             -
        Consumer                                 294            345            376            342            251
     ------------------------------------------------------------------------------------------------------------
          Total charge-offs                      618          1,462          1,273          3,416          1,336
     ------------------------------------------------------------------------------------------------------------
     Recoveries
       Commercial:
          Mortgages                               51             93             31             14             22
          Construction and development             -              7              -              -             11
          Other                                  269            232            628            217            189
        Residential:
          Mortgages                                9             13             10            114             21
          Homeowner construction                   -              -              -              -              -
       Consumer                                   70             57            114            128             74
     ------------------------------------------------------------------------------------------------------------
          Total recoveries                       399            402            783            473            317
     ------------------------------------------------------------------------------------------------------------
     Net charge-offs                             219          1,060            490          2,943          1,019
     Additions charged to earnings             1,800          1,400          1,200          1,400          1,257
     ------------------------------------------------------------------------------------------------------------
     Balance at end of year                  $10,416         $8,835         $8,495         $7,785         $9,328
     ------------------------------------------------------------------------------------------------------------
     Net charge-offs to average loans           .05%           .24%           .12%           .75%           .27%
     ------------------------------------------------------------------------------------------------------------

B. The following table presents the allocation of the allowance for loan losses:

     (Dollars in thousands)

     December 31,                               1998          1997            1996           1995           1994
     -------------------------------------------------------------------------------------------------------------
     Commercial:
        Mortgages                              $1,388         $1,172         $1,189         $1,640        $1,365
        % of these loans to all loans           15.7%          13.5%          15.8%          15.2%         14.2%

        Construction and development                6             36             49            134           276
        % of these loans to all loans             .2%            .8%           1.0%           1.5%          3.1%

        Other                                   2,116          2,488          2,448          2,246         2,870
        % of these loans to all loans           24.8%          28.8%          26.1%          25.1%         26.2%

     Residential:
        Mortgages                               1,042          1,086          1,230          1,066         1,135
        % of these loans to all loans           39.9%          39.5%          40.9%          43.4%         43.2%

        Homeowner construction                     58             36             33             20            44
        % of these loans to all loans            2.2%           1.3%           1.1%            .8%          1.8%

     Consumer                                   1,051          1,019          1,085            911           862
     % of these loans to all loans              17.2%          16.1%          15.1%          14.0%         11.5%

     Unallocated                                4,755          2,998          2,461          1,768         2,776
     -------------------------------------------------------------------------------------------------------------
                                              $10,416         $8,835         $8,495         $7,785        $9,328
                                               100.0%         100.0%         100.0%         100.0%        100.0%
     -------------------------------------------------------------------------------------------------------------


V.   DEPOSITS

A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

      (Dollars in thousands)               1998                       1997                       1996
      -----------------------------------------------------------------------------------------------------------
                                  Average       Average       Average       Average       Average      Average
                                   Amount      Rate Paid      Amount       Rate Paid      Amount      Rate Paid
      -----------------------------------------------------------------------------------------------------------
      Demand deposits               $80,789         -          $70,234          -          $62,464         -
      Savings deposits:
         Regular                    104,071       2.31%         92,756       2.47%          90,829       2.70%
         NOW                         65,933        .91%         59,558       1.04%          56,732       1.30%
         Money market                23,883       2.12%         24,848       2.41%          27,004       2.24%
      -----------------------------------------------------------------------------------------------------------
         Total savings              193,887       1.81%        177,162       1.98%         174,565       2.18%

      Time deposits                 278,020       5.40%        261,665       5.48%         232,007       5.38%
      -----------------------------------------------------------------------------------------------------------
         Total deposits            $552,696       3.35%       $509,061       3.50%        $469,036       3.47%
      -----------------------------------------------------------------------------------------------------------


B.    Not Applicable

C.    Not Applicable

D. The maturity schedule of time deposits in amounts of $100 thousand or more at December 31, 1998 was as follows:

     (Dollars in thousands)                                  Over 3          Over 6
                                           3 months         through          through       Over 12
     Time remaining until maturity         or less          6 months        12 months       months          Totals
     --------------------------------------------------------------------------------------------------------------
                                            $58,926          $5,299          $8,802         $5,461         $78,488
     --------------------------------------------------------------------------------------------------------------

E.   Not applicable

VI.  RETURN ON EQUITY AND ASSETS

                                                 1998         1997         1996
     ---------------------------------------------------------------------------
     Return on average assets                    1.15%        1.17%        1.44%
     Return on average shareholders' equity     14.22%       14.27%       14.95%
     Dividend payout ratio                      39.85%       38.24%       36.55%
     Average equity to average total assets      8.07%        8.22%        9.61%

VII. SHORT-TERM BORROWINGS

     The following is a summary of amounts relating to short-term borrowings which consist primarily of securities sold under repurchase agreements generally maturing within 90 days:

     (Dollars in thousands)

     Years ended December 31,                          1998      1997      1996
     ---------------------------------------------------------------------------
     Balance at end of year                          $15,033   $20,337   $14,000
     Maximum amount outstanding at any month-end      26,767    26,820    14,000
     Average amount outstanding                       15,085    14,773     3,260

     Weighted average interest rate during the year    5.56%     5.64%     5.59%
     Weighted average interest rate at end of year     5.12%     5.58%     5.68%

ITEM 2.  PROPERTIES

The Corporation conducts its business from its corporate headquarters and other properties listed below all of which are considered to be in good condition and adequate for the purposes for which they are used.

The following table sets forth certain information relating to bank premises owned or used by the Corporation in conducting its business:

                                                                                                    Own/Lease
                                                                                                   Expiration
Location                                                     Description                              Date
-----------------------------------------------------------------------------------------------------------------
23 Broad Street, Westerly, RI                                Corporate headquarters                    Own
1200 Main Street, Wyoming, RI                                Branch office                             Own
126 Franklin Street, Westerly, RI                            Branch office                             Own
Ocean Avenue, New Shoreham (Block Island), RI (1)            Branch office                        Lease / 2001
4137 Old Post Road, Charlestown, RI                          Branch office                             Own
20 Point Judith Road, Narragansett, RI                       Branch office                             Own
7625 Post Road, North Kingstown, RI                          Branch office                             Own
Olde Mystic Village, 27 Coogan Boulevard, Mystic, CT         Branch office                        Lease / 2003
McQuades Marketplace, Main Street, Westerly, RI (1)          Supermarket branch                   Lease / 2001
McQuades Marketplace, 10 Clara Drive, Mystic, CT (1)         Supermarket branch                   Lease / 2001
A & P Super Market, Route 1, Mystic, CT (1)                  Supermarket branch                   Lease / 2002
2 Union Plaza, New London, CT (1)                            Limited financial services branch    Lease / 2004
5 Ledward Avenue, Westerly, RI (1)                           Operations facility                  Lease / 1999
2 Crosswinds Drive, Westerly, RI (2)                         Operations facility                  Lease / 2002

(1) Lease may be extended by the Corporation beyond the indicated expiration date
(2) Corporation executed a purchase option in January, 1999


ITEM 3.  LEGAL PROCEEDINGS

On January 28, 1997, a suit was filed against the Bank in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company
("Maxson"), a corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president and treasurer. The suit alleges that the Bank wrongly permitted this individual, while an officer of Maxson, to divert funds from Maxson's account at the Bank for his personal benefit. The claims against the Bank are based upon theories of breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constructive fraud.

The suit as originally filed sought recovery for losses alleged to be directly related to the embezzlement of approximately $3.1 million, as well as consequential damages amounting to approximately $2.6 million. On March 19, 1998, the plaintiffs amended their claims to seek recovery of an additional $2.6 million in losses, plus an unspecified amount of interest thereon, which are alleged to be directly related to the embezzlement.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against Maxson and its principal shareholder as well as claims against the officer allegedly responsible for the embezzlement. The Bank intends to vigorously assert its defenses and affirmative claims. The case is in discovery and management and legal counsel are unable to estimate or assess the extent of risk of an adverse result. Consequently, no loss provision has been recorded.

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



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of all executive officers of the Corporation and the Bank with their titles, ages, and length of service, followed by certain biographical information.

                                                                                                        Years of
  Name                       Title                                                               Age     Service
  ----------------------------------------------------------------------------------------------------------------
  John C. Warren             President and Chief Executive Officer of the Corporation
                             and the Bank                                                         53        3

  David V. Devault, CPA      Executive Vice President, Treasurer and Chief Financial Officer
                             of the Corporation and the Bank                                      44       12

  Harvey C. Perry II         Senior Vice President and Secretary of the Corporation
                             and the Bank                                                         49       24

  Stephen M. Bessette        Senior Vice President - Retail Lending of the Bank                   51        2

  Vernon F. Bliven           Senior Vice President - Human Resources of the Bank                  49       26

  Robert G. Cocks, Jr.       Senior Vice President - Commercial Lending of the Bank               54        6

  Barbara J. Perino          Senior Vice President - Operations and Technology of the Bank        37       10

  B. Michael Rauh, Jr.       Senior Vice President - Retail Banking of the Bank                   39        7

  James M. Vesey             Senior Vice President - Commercial Lending of the Bank               51        -

John C. Warren joined the Bank and the Corporation in 1996 as President and Chief Operating Officer. In 1997, he was elected President and Chief Executive Officer of the Bank and the Corporation. He served as President and Chief Executive Officer of Sterling Bancshares Corporation from 1990 to 1994 and as Chairman from 1993 to 1994.

David V. Devault joined the Bank in 1986 as Controller. He was elected Vice President and Chief Financial Officer of the Corporation and the Bank in 1987. He was elected Senior Vice President and Chief Financial Officer of the Bank in 1990. In 1997, he was also elected Treasurer of the Bank and the Corporation. In 1998 he was elected Executive Vice President, Treasurer and Chief Financial Officer of the Bank and the Corporation.

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

Robert G. Cocks, Jr. joined the Bank in 1992 as Senior Vice President - Lending. In 1997 he was named Senior Vice President - Commercial Lending.

Barbara J. Perino joined the Bank in 1988 as Financial Accounting Officer. She was named Controller in 1989 and Vice President Controller in 1992. In 1998 she was promoted to Senior Vice President - Operations and Technology.

B. Michael Rauh, Jr. joined the Bank in 1991 as Vice President - Marketing and was promoted in 1993 to Senior Vice President - Retail Banking.

James M. Vesey joined the Bank in 1998 as Senior Vice President - Commercial Lending. Prior to joining the Bank he held the position of Senior Vice President and Director of Business Banking at Citizens Bank since December 1995. He worked for Fleet Bank for 24 years prior to pursuing consulting, teaching and investment opportunities in 1994.



                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock has traded on the Nasdaq National Market since May 1996. Previously, the Corporation's stock traded on the Nasdaq Small-Cap Market since June 1992, and had been listed on the Nasdaq Over-The-Counter Market system since June 1987.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 1998 and 1997 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter. Stock price and dividend amounts for 1997 and for the first, second and third quarters of 1998 have been restated to reflect 3-for-2 stock splits paid in the form of stock dividends on August 3, 1998 and on November 19, 1997.

    1998 Quarters                         1           2           3          4
    ----------------------------------------------------------------------------
    Stock prices:
        High                           $24.17      $26.67      $28.50     $26.00
        Low                             20.00       20.00       20.00      18.00

    Cash dividend declared per share     $.10        $.10        $.10       $.10

    1997 Quarters                         1           2           3          4
    ----------------------------------------------------------------------------
    Stock prices:
        High                           $14.33      $13.67      $14.67     $23.83
        Low                             12.22       11.33       12.89      14.00

    Cash dividend declared per share     $.08        $.08        $.09       $.09

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

At February 26 1999 there were 1,807 holders of record of the Corporation's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

  FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
  SELECTED OPERATING DATA AND FINANCIAL RATIOS:                                           (Dollars in thousands)

  At or for the years ended December 31,         1998          1997           1996           1995          1994
  ---------------------------------------------------------------------------------------------------------------
  Operating Results:
  Interest income                               $62,753       $57,779       $45,806         $42,286      $36,662
  Interest expense                               32,606        29,477        19,667          17,015       13,589
  ---------------------------------------------------------------------------------------------------------------
  Net interest income                            30,147        28,302        26,139          25,271       23,073
  Provision for loan losses                       1,800         1,400         1,200           1,400        1,257
  ---------------------------------------------------------------------------------------------------------------
  Net interest income after
    provision for loan losses                    28,347        26,902        24,939          23,871       21,816
  Noninterest income                             12,469        10,212         8,320           7,203        6,922
  ---------------------------------------------------------------------------------------------------------------
  Net interest and noninterest income            40,816        37,114        33,259          31,074       28,738
  Noninterest expense                            26,820        24,385        20,536          19,355       19,447
  ---------------------------------------------------------------------------------------------------------------
  Income before income taxes                     13,996        12,729        12,723          11,719        9,291
  Income tax expense                              3,948         3,642         4,298           4,031        3,026
  ---------------------------------------------------------------------------------------------------------------
  Net income                                    $10,048        $9,087        $8,425          $7,688       $6,265
  ---------------------------------------------------------------------------------------------------------------

  Per share information ($):  (1)
  Earnings per share:
    Basic                                          1.01           .92           .87             .80          .66
    Diluted                                         .97           .89           .84             .78          .65
  Cash dividends declared                           .40           .35           .31             .27          .22
  Book value                                       7.30          6.80          6.05            5.50         4.81
  Market value - closing stock price              21.50         23.33         13.78            8.59         5.93

  Performance Ratios (%):
  Return on average assets                         1.15          1.17          1.44            1.44         1.25
  Return on average shareholders' equity          14.22         14.27         14.95           15.47        14.11
  Dividend payout ratio                           39.85         38.24         36.55           33.96        33.02

  Asset Quality Ratios (%):
  Nonperforming loans to total loans               1.25          1.61          1.80            2.22         2.77
  Nonperforming assets to total assets              .63           .96          1.24            1.88         2.51
  Allowance for loan losses to nonaccrual        185.57        120.45        112.64           90.80        85.48
  loans
  Allowance for loan losses to total loans         2.32          1.94          2.03            2.01         2.37
  Net charge-offs to average loans                  .05           .24           .12             .75          .27

  Capital Ratios (%):
  Total equity to total assets                     7.81          8.25          8.55            9.67         8.88
  Tier 1 leverage capital ratio                    7.25          7.47          8.62            8.99         8.45
  Total risk-based capital ratio                  15.17         14.39         14.93           15.34        13.82

  (1) Adjusted to reflect the 3-for-2 stock splits paid on August 3, 1998, November 19, 1997 and October 15, 1996.

  SELECTED BALANCE SHEET DATA:                                                            (Dollars in thousands)

  December 31,                                   1998         1997           1996          1995            1994
  ---------------------------------------------------------------------------------------------------------------
  Financial Condition:
  Cash and cash equivalents                    $28,775       $25,500        $18,990       $28,651        $18,405
  Total securities                             410,912       288,873        225,897       113,876         85,718
  Federal Home Loan Bank stock                  16,444        16,444         11,683         2,995          2,907
  Net loans                                    439,086       447,075        410,498       378,674        384,598
  Other                                         39,852        36,501         27,878        23,463         24,052
  ---------------------------------------------------------------------------------------------------------------
  Total assets                                $935,069      $814,393       $694,946      $547,659       $515,680
  ---------------------------------------------------------------------------------------------------------------
  Deposits                                    $575,323      $530,926       $476,561      $467,854       $440,731
  Short-term borrowings                         15,033        20,337         14,000             -              -
  Federal Home Loan Bank advances              262,106       187,001        138,493        20,951         23,522
  Other liabilities                              9,541         8,925          6,465         5,917          5,644
  Shareholders' equity                          73,066        67,204         59,427        52,937         45,783
  ---------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity  $935,069      $814,393       $694,946      $547,659       $515,680
  ---------------------------------------------------------------------------------------------------------------


  Asset Quality:
  Nonaccrual loans                              $5,613        $7,335         $7,542        $8,574        $10,912
  Other real estate owned, net                     243           497          1,090         1,705          2,007
  ---------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                    $5,856        $7,832         $8,632       $10,279        $12,919
  ---------------------------------------------------------------------------------------------------------------


SELECTED QUARTERLY FINANCIAL DATA                                                          (Dollars in thousands)

1998                                               Q1            Q2            Q3            Q4           Year
----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                    $10,072       $10,022        $9,925        $9,829       $39,848
  Income from securities                          5,080         5,667         5,627         6,014        22,388
  Interest on federal funds sold
   and other short-term investments                 169           115           162            71           517
----------------------------------------------------------------------------------------------------------------
  Total interest income                          15,321        15,804        15,714        15,914        62,753
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                  827           845           920           922         3,514
  Time deposits                                   3,890         3,926         3,681         3,520        15,017
  Federal Home Loan Bank advances                 3,072         3,331         3,341         3,467        13,211
  Other                                             232           288           122           222           864
----------------------------------------------------------------------------------------------------------------
  Total interest expense                          8,021         8,390         8,064         8,131        32,606
----------------------------------------------------------------------------------------------------------------
Net interest income                               7,300         7,414         7,650         7,783        30,147
Provision for loan losses                           450           450           450           450         1,800
----------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                6,850         6,964         7,200         7,333        28,347
----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust revenue                                   1,224         1,361         1,344         1,301         5,230
  Service charges on deposit accounts               633           742           714           753         2,842
  Merchant processing fees                          155           222           557           285         1,219
  Net gains (losses) on sales of securities          41           351           232          (119)          505
  Net gains on loan sales                           329           414           300           389         1,432
  Other income                                      282           225           254           480         1,241
----------------------------------------------------------------------------------------------------------------
  Total noninterest income                        2,664         3,315         3,401         3,089        12,469
----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                  3,419         3,472         3,616         3,560        14,067
  Net occupancy                                     459           502           607           540         2,108
  Equipment                                         566           622           632           676         2,496
  Merchant processing costs                         111           227           440           183           961
  Office supplies                                   159           178           181           148           666
  Advertising and promotion                         112           169           211           186           678
  Other                                           1,364         1,620         1,347         1,513         5,844
----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                       6,190         6,790         7,034         6,806        26,820
----------------------------------------------------------------------------------------------------------------
Income before income taxes                        3,324         3,489         3,567         3,616        13,996
Income tax expense                                  931           977           998         1,042         3,948
----------------------------------------------------------------------------------------------------------------
Net income                                       $2,393        $2,512        $2,569        $2,574       $10,048
----------------------------------------------------------------------------------------------------------------

Earnings per share - basic                         $.24          $.25          $.26          $.26         $1.01
Earnings per share - diluted                       $.23          $.24          $.25          $.25          $.97
Cash dividends declared per share                  $.10          $.10          $.10          $.10          $.40


SELECTED QUARTERLY FINANCIAL DATA                                                          (Dollars in thousands)


1997                                               Q1            Q2            Q3            Q4           Year
----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                     $9,274        $9,712        $9,954       $10,150       $39,090
  Income from securities                          4,140         4,736         4,824         4,613        18,313
  Interest on federal funds sold
   and other short-term investments                  61            70           128           117           376
----------------------------------------------------------------------------------------------------------------
  Total interest income                          13,475        14,518        14,906        14,880        57,779
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                  860           860           895           894         3,509
  Time deposits                                   3,276         3,493         3,776         3,784        14,329
  Federal Home Loan Bank advances                 2,345         2,825         2,812         2,800        10,782
  Other                                             300           228           126           203           857
----------------------------------------------------------------------------------------------------------------
  Total interest expense                          6,781         7,406         7,609         7,681        29,477
----------------------------------------------------------------------------------------------------------------
Net interest income                               6,694         7,112         7,297         7,199        28,302
Provision for loan losses                           300           300           400           400         1,400
----------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses                       6,394         6,812         6,897         6,799        26,902
----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust revenue                                   1,088         1,223         1,056         1,103         4,470
  Service charges on deposit accounts               553           623           611           641         2,428
  Merchant processing fees                          116           165           483           230           994
  Net gains on sales of securities                  254           373            56            50           733
  Net gains on loan sales                            72            62           209           189           532
  Other income                                      249           256           246           304         1,055
----------------------------------------------------------------------------------------------------------------
  Total noninterest income                        2,332         2,702         2,661         2,517        10,212
----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                  2,953         3,203         3,241         3,244        12,641
  Net occupancy                                     383           426           457           711         1,977
  Equipment                                         464           506           535           621         2,126
  Merchant processing costs                          86           169           370           148           773
  Office supplies                                   156           230           139           159           684
  Advertising and promotion                         122           190           195           169           676
  Other                                           1,327         1,428         1,158         1,595         5,508
----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                       5,491         6,152         6,095         6,647        24,385
----------------------------------------------------------------------------------------------------------------
Income before income taxes                        3,235         3,362         3,463         2,669        12,729
Income tax expense                                1,084         1,101         1,099           358         3,642
----------------------------------------------------------------------------------------------------------------
Net income                                       $2,151        $2,261        $2,364        $2,311        $9,087
----------------------------------------------------------------------------------------------------------------

Earnings per share - basic                         $.22          $.23          $.24          $.23          $.92
Earnings per share - diluted                       $.21          $.22          $.23          $.23          $.89
Cash dividends declared per share                  $.08          $.08          $.09          $.09          $.35


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Overview
Washington Trust recorded net income of $10.0 million for 1998, an increase of 10.6% over the $9.1 million of net income recorded in 1997. Diluted earnings per share amounted to $.97 for 1998, up 9.0% from $.89 per share earned on net income in 1997.

Washington Trust's rates of return on average assets and average equity ("ROA" and "ROE") for 1998 were 1.15% and 14.22%, respectively. ROA and ROE for the year ended December 31, 1997 amounted to 1.17% and 14.27%, respectively.

Total assets amounted to $935.1 million at December 31, 1998, up 14.8% from the December 31, 1997 balance of $814.4 million. Average assets rose 12.96% during 1998 and amounted to $875.6 million, up from the comparable 1997 amount of $775.1 million. The growth in assets was primarily attributable to purchases of securities. The growth in assets was funded by increases in Federal Home Loan Bank ("FHLB") advances as well as an 8.4% increase in total deposits. Total deposits amounted to $575.3 million and $530.9 million at December 31, 1998 and 1997, respectively. FHLB advances totaled $262.1 million at December 31, 1998, up 40.2% from the prior year balance of $187.0 million.

Total shareholders' equity amounted to $73.1 million at December 31, 1998, up 8.7% from the December 31, 1997 amount of $67.2 million. Included in shareholders' equity at December 31, 1998 and 1997 was $7.4 million and $7.1 million, respectively, attributable to net unrealized gains on securities available for sale, net of tax.

Book value per share as of December 31, 1998 and 1997 amounted to $7.30 and $6.80, respectively.

Nonperforming assets (nonaccrual loans and property acquired through foreclosure) amounted to $5.9 million or .63% of total assets at December 31, 1998, down from $7.8 million, or .96% of total assets at December 31, 1997. The Corporation's loan loss provision was $1.8 million and $1.4 million in 1998 and 1997, respectively.

For the year ended December 31, 1998, net interest income (the difference between interest earned on loans and securities and interest paid on deposits and other borrowings) amounted to $30.1 million, up by 6.5% over the 1997 amount. The net interest margin for the year ended December 31, 1998 amounted to 3.78%, compared to 4.07% in 1997. Other noninterest income (noninterest income excluding net gains on sales of securities available for sale) amounted to $12.0 million for the year ended December 31, 1998, up 26.2% from $9.5 million in 1997. The increase resulted primarily from increases in net gains on loan sales, higher revenues for trust services and increases in service charges on deposits.

Total noninterest expense amounted to $26.8 million in 1998, up by 10.0% from the 1997 amount of $24.4 million. The increase was primarily attributable to higher salaries and benefits expense and increases in other expenses resulting from the Corporation's expansion of its market area. (See additional discussion of the expansion of the Corporation's market area under the caption "Branch Expansion".) Equipment and net occupancy costs rose 17.4% and 6.6%, respectively, over the 1997 amounts due primarily to rental expense and depreciation of premises and equipment incurred in connection with the Corporation's market area expansion efforts.

Branch Expansion
During the first quarter of 1998, the Corporation opened a financial services branch office in New London, Connecticut. Financial services provided at the office include trust and investment management, commercial lending and residential mortgage origination. The office does not currently accept deposits nor perform other retail banking services, but may offer them in the future. The Corporation has also opened an operations center located in Westerly, Rhode Island. Operations functions previously performed at the Corporation's headquarters were relocated to this leased facility during the second quarter of 1998. In January 1999, this facility was purchased by the Corporation. In October 1998, the Corporation announced an agreement to provide trust and investment management services to customers of Bank Rhode Island and PierBank, two Rhode Island financial institutions. Under the agreement, the Corporation will provide a full-line of investment management and trust services, including financial planning, estate and tax planning. The alliances enable the Corporation to generate fee income and also enable Bank Rhode Island and Pier Bank to offer professional trust services to their customers.

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

FTE net interest income increased by $1.5 million or 4.9% from 1998 to 1997, due primarily to the growth in interest-earning assets. The interest rate spread declined by 31 basis points to 3.18% in 1998, while the net interest margin (FTE net interest income as a percentage of average interest-earning assets) fell from 4.07% in 1997 to 3.78% in 1998. Earning asset yields fell 39 basis points during 1998, while the cost of interest-bearing liabilities declined 8 basis points, thereby narrowing the net interest spread. Growth in the securities portfolio as well as interest expense associated with the increases in FHLB advances, were primarily responsible for the decrease in the net interest margin.

FTE interest income totaled $63.7 million in 1998, up from $59.1 million in 1997. The yield on interest-earning assets was 7.73% in 1998, down from 8.12% in 1997. Average interest-earning assets increased by $95.5 million or 13.1% in 1998, most of which was attributable to increases in securities. Total average securities rose by $82.8 million or 28.5% in 1998, mainly due to purchases of taxable debt securities. The securities purchased were funded with Federal Home Loan Bank advances. The FTE rate of return on securities was 6.37% in 1998, down from 6.86% in 1997. The decrease in yield reflects lower marginal rates on investment purchases during 1998 relative to the prior year.

Average loans amounted to $451.0 million in 1998, up $12.7 million from 1997. The FTE rate of return on total loans was 8.86% in 1998, down slightly from 8.95% in 1997, due primarily to lower yields on new loan originations. The yield on residential real estate loans amounted to 8.06% in 1998, compared to 8.20% for 1997. Average residential mortgages rose 3.8% in 1998 and amounted to $187.6 million. The yields on commercial loans amounted to 9.62% and 9.55% in 1998 and 1997, respectively. The increase in yields on commercial loans was mainly due to the recognition of interest income relating to payoffs of nonaccrual loans. Average commercial loans amounted to $188.4 million in 1998, down slightly from prior year levels. Average consumer loans grew 9.6% in 1998 to $75.0 million. The yield on consumer loans amounted to 8.98% in 1998, down from 9.31% in 1997.

As a result of higher levels of FHLB advances and increases in savings and time deposits, average interest-bearing liabilities amounted to $715.8 million, up by 12.4% from 1997, and interest expense amounted to $32.6 million, up 10.6% from 1997. The rate paid on interest-bearing liabilities declined 8 basis points to 4.55% in 1998 primarily due to lower interest rates. Average Federal Home Loan Bank advances increased by $45.5 million or 24.9% from 1997 and amounted to $228.2 million in 1998. The advances were used primarily to match fund the purchase of securities. The average rate paid on Federal Home Loan Bank advances for 1998 was 5.79%, a decrease of 11 basis points from the prior year.

Average savings deposits increased by $16.7 million or 9.4% from 1997 and fell 17 basis points in the rate paid. Average time deposits grew $16.4 million or 6.3% in 1998 with an decrease of 8 basis points in the rate paid. These factors offset the benefit of an increase in average demand deposits, an interest-free source of funding. Average demand deposits increased by 15.0% from 1997 and amounted to $80.8 million in 1998.

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


 Years ended December 31,                 1998                         1997                        1996
 -----------------------------------------------------------------------------------------------------------------
                                 Average           Yield/    Average           Yield/    Average           Yield/
 (Dollars in thousands)          Balance  Interest  Rate     Balance   Interest Rate     Balance   Interest Rate
 ------------------------------------------------------------------------------------------------------------------
 Assets:
 Residential real estate loans  $187,627  15,120    8.06    $180,545   14,796   8.20     $174,964  14,391    8.23
 Commercial and other loans      188,394  18,125    9.62     189,929   18,133   9.55      166,566  16,271    9.77
 Consumer loans                   75,027   6,740    8.98      67,855    6,317   9.31       57,188   5,535    9.68
 -----------------------------------------------------------------------------------------------------------------
   Total loans                   451,048  39,985    8.86     438,329   39,246   8.95      398,718  36,197    9.08
 Federal funds sold and other
  short term investments          10,025     517    5.15       6,921      376   5.44        3,927     209    5.32
 Taxable debt securities         310,331  19,391    6.25     239,612   16,141   6.74      111,553   7,661    6.87
 Nontaxable debt securities       22,533   1,434    6.37      15,789    1,042   6.60       15,794   1,033    6.54
 Corporate stocks and FHLB stock  30,196   2,405    7.97      27,976    2,343   8.37       18,075   1,889   10.45
 -----------------------------------------------------------------------------------------------------------------
   Total securities              373,085  23,747    6.37     290,298   19,902   6.86      149,349  10,792    7.23
 -----------------------------------------------------------------------------------------------------------------
   Total interest-earning
    assets                       824,133  63,732    7.73     728,627   59,148   8.12      548,067  46,989    8.57
  -----------------------------------------------------------------------------------------------------------------
 Cash and due from banks          15,206                      15,673                       15,627
 Allowance for loan losses        (9,677)                     (8,715)                      (8,291)
 Premises and equipment, net      22,688                      20,791                       15,850
 Other                            23,245                      18,759                       14,759
 -----------------------------------------------------------------------------------------------------------------
   Total assets                 $875,595                    $775,135                     $586,012
 -----------------------------------------------------------------------------------------------------------------
 Liabilities and Shareholders'
 Equity:
 Savings deposits               $193,887   3,514    1.81    $177,162    3,509   1.98     $174,565   3,797    2.18
 Time deposits                   278,020  15,017    5.40     261,665   14,329   5.48      232,007  12,478    5.38
 FHLB  advances                  228,248  13,211    5.79     182,781   10,782   5.90       53,604   3,189    5.95
 Other                            15,626     864    5.53      15,250      857   5.62        3,650     203    5.56
 -----------------------------------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                 715,781  32,606    4.55     636,858   29,477   4.63      463,826  19,667    4.24
 -----------------------------------------------------------------------------------------------------------------
 Demand deposits                  80,789                      70,234                       62,464
 Other liabilities                 8,287                       4,365                        3,381
 Shareholders' equity             70,738                      63,678                       56,341
 -----------------------------------------------------------------------------------------------------------------
   Total liabilities and
     Shareholders' equity        875,595                    $775,135                     $586,012
 -----------------------------------------------------------------------------------------------------------------
   Net interest income                   $31,126                      $29,671                     $27,322
 -----------------------------------------------------------------------------------------------------------------
 Interest rate spread                               3.18                        3.49                         4.33
 Net interest margin                                3.78                        4.07                         4.99
 -----------------------------------------------------------------------------------------------------------------



Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)

Years ended December 31,                 1998             1997              1996
--------------------------------------------------------------------------------

Commercial and other loans               $136             $156               $91
Taxable debt securities (1)                 -              434               254
Nontaxable debt securities                485              366               368
Corporate stocks and FHLB stock           358              413               470

(1) Represents adjustment for U.S. Treasury and government agency obligations which are exempt from state income taxes only.


Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)

                                        1998/1997                    1997/1996                   1996/1995
  -----------------------------------------------------------------------------------------------------------------
                                                     Net                         Net                         Net
  (Dollars in thousands)          Volume    Rate     Change     Volume   Rate    Change     Volume    Rate   Change
  -----------------------------------------------------------------------------------------------------------------
  Interest on:
  Interest-earning assets:
    Residential real estate loans   $464    (141)      323       $458     (53)      405      $(24)    (174)   (198)
    Commercial and other loans       (19)     11        (8)     2,238    (376)    1,862      (145)     130     (15)
    Consumer loans                   650    (227)      423      1,000    (218)      782       806     (187)    619
    Federal funds sold and
      other short term investments   161     (20)      141        162       5       167      (581)     (65)   (646)
    Taxable debt securities        4,584  (1,334)    3,250      8,591    (111)    8,480     2,913      208   3,121
    Nontaxable debt securities       431     (38)      393          -       9         9       304      (14)    290
    Corporate stocks and FHLB
     stock                           126     (55)       71        699    (245)      454     1,009     (321)    688
  -----------------------------------------------------------------------------------------------------------------
    Total interest-earning
      assets                       6,397  (1,804)    4,593     13,148    (989)   12,159     4,282     (423)  3,859
  -----------------------------------------------------------------------------------------------------------------
  Interest-bearing liabilities:
    Savings deposits                 316    (311)        6         56    (344)     (288)      (90)     (59)   (149)
    Time deposits                    886    (198)      688      1,620     231     1,851       417      291     708
    FHLB advances                  2,635    (207)    2,428      7,620     (27)    7,593     1,965      (50)  1,915
    Other                             21     (13)        7        654       -       654       180       (2)    178
  -----------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                  3,858    (729)    3,129      9,950    (140)    9,810     2,472      180   2,652
   ----------------------------------------------------------------------------------------------------------------
    Net interest income           $2,539  (1,075)    1,464     $3,198    (849)    2,349    $1,810     (603)  1,207
  -----------------------------------------------------------------------------------------------------------------


Noninterest Income
Noninterest income is an important source of revenue for the Corporation. For the year ended December 31, 1998, noninterest income, excluding net gains on sales of securities, accounted for 15.9% of gross revenue. Washington Trust generates recurring noninterest income by charging for trust-related services such as management of customer investment portfolios, trusts and estates, and by assessing fees for servicing deposit accounts, servicing residential mortgages sold in the secondary market, and processing merchant credit card activity.

Revenue from trust-related services continues to be the largest component of noninterest income. Trust revenue represented 41.9% of noninterest income and amounted to $5.2 million in 1998, up by 17.0% from the $4.5 million reported in 1997. This increase in trust revenue is primarily attributable to the increase in assets under management, which amounted to $789.8 million at December 31, 1998, up from $643.6 million in 1997.

Service charges on deposit accounts rose 17.1% to $2.8 million in 1998. Changes in the fee structures of various deposit products during the year, as well as growth in the Corporation's total deposit base, were contributing factors in this increase.

Net gains on loan sales totaled $1.4 million for the year ended December 31, 1998, up from net gains of $532 thousand during 1997, due to increased loan sales in 1998. Gains on loan sales include the capitalization of mortgage servicing rights of $551 thousand and $216 thousand in 1998 and 1997, respectively.

The Corporation retains servicing rights on substantially all residential mortgage loans sold. Mortgage servicing fee income amounted to $148 thousand for the year ended December 31, 1998, down from the prior year amount of $338 thousand. The decrease is mainly due to additions to the mortgage servicing rights valuation allowance and amortization of capitalized mortgage servicing rights. Servicing income, excluding valuation adjustments and amortization, as a percentage of average loans serviced was 33 basis points in 1998, down from 36 basis points in the prior year. The balance of serviced loans at December 31, 1998 amounted to $174.7 million, compared to $119.5 million at December 31, 1997.

Noninterest Expense
Total noninterest expense rose 10.0% to $26.8 million in 1998. This increase was primarily attributable to higher salaries and to increases in occupancy, equipment and other costs associated with Washington Trust's branch expansion efforts.

Occupancy costs totaled $2.1 million in 1998, up 6.6% from the 1997 amount of $2.0 million. Depreciation expense associated with equipment purchases in 1998 amounted to $1.7 million, up 19.8% over the comparable 1997 amount.

Net foreclosed property costs and expenses were down in 1998 due to the decline in the number of foreclosed properties and the decline in the level of nonperforming loans. (See discussion under "Asset Quality" for additional information.) Foreclosed property costs in 1998 fell 82.7% from the prior year.

Income Taxes
Income tax expense amounted to $3.9 million and $3.6 million in 1998 and 1997, respectively. The Corporation's effective tax rate was 28.2% in 1998, compared to a rate of 28.6% in 1997. These rates differed from the federal rate of 34.0% due to the benefits of tax-exempt income and the dividends received deduction as well as the results of the tax planning strategies designed to reduce income taxes.

The Corporation had a net deferred tax liability amounting to $1.6 million and $2.0 million at December 31, 1998 and 1997, respectively. A significant portion of the Corporation's gross deferred tax asset is expected to be realized for tax purposes within a five year period from future taxable income and the reversal of existing deferred tax liabilities. (See Note 12 to the Consolidated Financial Statements for additional information regarding income taxes.)

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


Securities Available for Sale
The amortized cost of securities available for sale at December 31, 1998 amounted to $303.0 million, an increase of $77.7 million over the 1997 amount. This increase is primarily attributable to purchases of securities.

At December 31, 1998, the net unrealized gains on securities available for sale amounted to $12.2 million, an increase of $500 thousand over the comparable 1997 amount. This increase is attributable to the decline in interest rates occurring in 1998, as well as the year to date increase in portfolio balances. (See Note 3 to the Consolidated Financial Statements for detail of unrealized gains and losses associated with securities available for sale.)

Securities Held to Maturity
The amortized cost of securities held to maturity increased by $43.8 million, to $95.6 million at December 31, 1998. This increase is primarily attributable to purchases of mortgage-backed securities. The net unrealized gain on securities held to maturity amounted to $901 thousand at December 31, 1998, up by $122 thousand from December 31, 1997.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock which is based on the level of its FHLB advances. As of December 31, 1998, the Corporation's investment in FHLB stock remained unchanged from the prior year amount of $16.4 million.

Loans
Total loans amounted to $449.5 million at December 31, 1998, down slightly by $6.4 million, or 1.4%, from the December 31, 1997 amount of $455.9 million. The decrease in total loans can be attributed to heavy mortgage refinancing activity, spurred by a low interest rate environment, as well as aggressive competition for commercial and consumer loans.

Total residential real estate loans increased by $1.7 million, or 0.9%, in 1998. Total commercial loans decreased by $11.2 million, or 5.8%, in 1998. Consumer loans were up by $3.0 million, or 4.1%, in 1998, with the largest increase occurring in the home equity line of credit portfolio. The Corporation has benefited from marketing efforts dedicated to the home equity line of credit product.

At December 31, 1998, credit card loans amounted to $5.4 million, or 1.2% of total loans, compared to $5.2 million, or 1.1% of total loans, at December 31, 1997.

Deposits
Total deposits at December 31, 1998 amounted to $575.3 million, up 8.4% from the prior year balance of $530.9 million. The increase in deposits is attributable to the additional branch offices opened throughout 1997, as well as growth in time deposits in denominations of $100 thousand or more which increased by $19.2 million in 1998. All categories of deposits increased over prior year levels. Time deposits rose by 2.7% to $277.8 million, savings deposits (regular savings, NOW and money market accounts) rose by 13.5% to $210.1 and total demand deposits rose by 16.1% to $87.4 million.

Borrowings
Washington Trust uses advances from the Federal Home Loan Bank of Boston as well as other short-term borrowings as part of its overall funding strategy. The additional FHLB advances and short-term borrowings were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. Total advances amounted to $262.1 million at December 31, 1998, up from $187.0 million one year earlier. (See Note 10 to the Consolidated Financial Statements for additional information about borrowings.)

Asset Quality
Nonperforming Assets
Nonperforming  assets  include  nonaccrual  loans and other real  estate  owned.
Nonperforming assets declined to .63% of total assets at December 31, 1998, compared to .96% of total assets at December 31, 1997. Nonaccrual loans as a percentage of total loans fell from 1.61% at the end of 1997 to 1.25% at December 31, 1998. Approximately $3.2 million, or 56.9% of total nonaccrual loans, were less than 90 days past due at December 31, 1998

The following table presents nonperforming assets and related ratios:

     (Dollars in thousands)

     December 31,                                            1998          1997
     ---------------------------------------------------------------------------
     Nonaccrual loans:
        Residential real estate                             $1,417        $1,290
        Commercial and other:
          Mortgages                                          1,522         1,977
          Construction and development                           -             -
          Other                                              2,141         3,616
        Consumer                                               533           452
     ---------------------------------------------------------------------------
     Total nonaccrual loans                                  5,613         7,335
     Other real estate owned, net                              243           497
     ---------------------------------------------------------------------------
     Total nonperforming assets                             $5,856        $7,832
     ---------------------------------------------------------------------------

     Nonaccrual loans as a percentage of total loans         1.25%         1.61%
     Nonperforming assets as a percentage of total assets     .63%          .96%

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

Included in accruing loans 90 days or more past due at December 31, 1998 are residential mortgages amounting to $116 thousand which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

     (Dollars in thousands)

     December 31,                                          1998            1997
     ---------------------------------------------------------------------------
     Nonaccrual loans 90 days or more past due            $2,421          $4,089
     Nonaccrual loans less than 90 days past due           3,192           3,246
     ---------------------------------------------------------------------------
     Total nonaccrual loans                               $5,613          $7,335
     ---------------------------------------------------------------------------
     Accruing loans 90 days or more past due,
       primarily all residential mortgages (1)              $150            $644
     ---------------------------------------------------------------------------
     (1) Not included in nonperforming assets

Restructured Loans
Loans are considered restructured when the Corporation has granted concessions to a borrower due to the borrower's financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. Included in nonaccrual loans at December 31, 1998, are loans amounting to $1.1 million whose terms have been restructured. There were no commitments to lend additional funds to borrowers whose loans had been restructured.

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

The balance of OREO amounted to $243 thousand at December 31, 1998, down from the prior year amount of $497 thousand, as sales of foreclosed properties exceeded the level of foreclosures. During 1998, proceeds from sales of foreclosed properties amounted to $1.0 million. Washington Trust has provided financing to facilitate the sales of some of these properties. Financing is generally provided at market rates with credit terms similar to those available to other borrowers.

Allowance for Loan Losses
The allowance for loan losses represents the amount available for credit losses inherent in the loan portfolio. Washington Trust assesses the quality of its loans by performing ongoing reviews of its portfolio to determine potential loss exposure and to assess delinquency trends. During this review, management gives consideration to such factors as overall borrower relationship, delinquency trends, credit and collateral quality, prior loss experience, prevailing economic and business conditions, industry concentrations, the size and characteristics of the loan portfolio and other pertinent factors. Based on this review, the management believes that its year-end allowance for loan losses is adequate.

Loans are charged off once the probability of loss has been established, through the review of the factors mentioned above.

The determination of the adequacy of the allowance is necessarily judgmental and involves consideration of various factors and assumptions. Management believes that an allocation of the allowance is not necessarily indicative of the specific amount of future charge-offs or the specific loan categories in which these charge-offs may ultimately occur. The unallocated component of the allowance for loan losses represents management's evaluation of the loan portfolio, including its size and complexity, with consideration given to the Corporation's expanded market area and industry concentrations. Also, management realizes that there are losses that have been incurred within the portfolio that have not yet been specifically identified. The allowance for loan losses amounted to $10.4 million, or 2.32% of total loans at December 31, 1998, compared to $8.8 million or 1.94% at December 31, 1997.

The following table reflects the activity in the allowance for loan losses:

       (Dollars in thousands)

       Years ended December 31,                            1998            1997
       -------------------------------------------------------------------------
       Beginning balance                                 $8,835          $8,495
       Charge-offs, net of recoveries:
         Residential real estate                             (5)           (131)
         Commercial:
            Mortgages                                        51            (140)
            Construction and development                      -               7
            Other                                           (41)           (508)
         Consumer                                          (224)           (288)
       -------------------------------------------------------------------------
       Net charge-offs                                     (219)         (1,060)
       Provision for loan losses                          1,800           1,400
       -------------------------------------------------------------------------
       Ending balance                                   $10,416          $8,835
       -------------------------------------------------------------------------
       Allowance for loan losses to nonaccrual loans    185.58%          120.45%
       Allowance for loan losses to total loans           2.32%            1.94%
       -------------------------------------------------------------------------


The provision for loan losses amounted to $1.8 million in 1998, up from $1.4 million in 1997. The provision amount is determined by management to maintain the allowance at a level which is deemed appropriate.

Capital Resources
Total shareholders' equity rose 8.7% during 1998 and amounted to $73.1 million at December 31, 1998. Capital growth resulted from $6.0 million of earnings retention and $2.5 million from stock option exercises. On August 3, 1998, the Corporation paid a stock split in the form of a three-for-two stock dividend. Additionally, cash dividends declared per share rose by 14.3% in 1998 for a total of $.40 per share.

The ratio of total equity to total assets amounted to 7.8% at December 31, 1998, compared to 8.3% at December 31, 1997. The reduction in this ratio was due primarily to the growth in assets resulting from purchases of securities. Book value rose to $7.30 per share at December 31, 1998, up from the year-earlier amount of $6.80 per share.

The Corporation and the Bank are subject to various regulatory capital requirements. The Corporation and the Bank are categorized as well-capitalized under the regulatory framework for prompt corrective action. (See Note 15 to the Consolidated Financial Statements for additional discussion of capital requirements.)

Litigation
As discussed under Note 14 to the Corporation's Consolidated Financial Statements, the Bank is party to a lawsuit filed by a corporate customer and the customer's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by an officer of the customer. The suit as originally filed sought recovery from the Bank for losses directly related to the embezzlement of approximately $3.1 million, as well as consequential damages amounting to approximately $2.6 million. On March 19, 1998, the customer amended its claims to seek recovery of an additional $2.6 million in losses, plus an unspecified amount of interest thereon, which are alleged to be directly related to the embezzlement. Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against the customer and its principal shareholder, as well as claims against the officer allegedly responsible for the embezzlement. The Bank intends to vigorously assert its defenses and affirmative claims. Because of the numerous uncertainties which surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

Year 2000
The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act. The following "Year 2000" discussion contains forward-looking statements which represent the Corporation's beliefs or expectations regarding future events. When used in the Year 2000 discussion, the words "believes," "expects," "estimates," and similar expressions are intended to identify forward-looking statements. Forward-looking statements include, without limitation, the Corporation's expectations as to when it will complete the phases of the Plan, its estimated costs, and its belief that its statements involve a number of risks and uncertainties that could cause the actual results to differ materially from the projected results. Factors that may cause these differences include, but are not limited to, the availability of qualified personnel and other information technology resources, the ability to identify and remediate all date sensitive lines of computer code, and the actions of governmental agencies or other third parties with respect to Year 2000 problems.

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

The Plan includes five phases: awareness, assessment, renovation, validation and testing, and contingency planning. The Plan calls for validation and testing of mission critical IT systems to be completed by March 31, 1999. Although this process is on-going and dynamic, the Corporation expects to complete its preparations for year 2000 by June 30, 1999. The Corporation's evaluation is subject to on-going verification and review by its internal audit staff.

The Corporation expects that the total costs associated with the project will amount to approximately $500 thousand. The Corporation plans to account for most of these costs as expense items. In some cases, acquired hardware and software items will be capitalized and amortized in accordance with the Corporation's existing accounting policy. Total costs incurred for the year ended December 31, 1998 amounted to approximately $200 thousand. These costs consisted primarily of system testing and modification, internal staffing and consulting, and were primarily recorded in noninterest expenses. Most of the remaining project costs will be incurred in the first half of 1999. The costs of the project and the date on which the Corporation plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

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

Recent Accounting Developments
Accounting for Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a corporation to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This Statement defines conditions and criteria to be used in designating a derivative as a specific type of hedging instrument. SFAS No. 133 also explains the accounting for changes in the fair value of a derivative which depends on the intended use and the resulting designation. Under this Statement, a corporation is required to establish at the inception of the hedge the method to be used for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the corporation's approach to managing risk. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999 and is not to be applied retroactively to financial statements of prior periods. The Corporation has not yet determined what the effect of the adoption of this pronouncement will have on the financial position and earnings of the Corporation.

Comparison of 1997 with 1996
Washington Trust recorded net income of $9.1 million in 1997, a 7.9% increase over the $8.4. million of net income recorded in 1996. Diluted earnings per share amounted to $.89 for 1997, up from $.84 per share earned in 1996. ROA and ROE amounted to 1.17% and 14.27%, respectively in 1997. Comparable amounts for 1996 were 1.44% and 14.95%.

Fully taxable equivalent net interest income rose 8.6% over the 1996 amount. The interest rate spread declined 84 basis points to 3.49% in 1997, while the net interest margin fell from 4.99% in 1996 to 4.07% in 1997. Growth in the securities portfolios and increases in interest-bearing sources of funding relative to noninterest-bearing sources of funding (i.e., demand deposits and shareholders' equity), as well as interest expense associated with increases in FHLB advances, were primarily responsible for the decrease in the net interest margin. The yield on total interest-earning assets amounted to 8.12% in 1997, down from 8.57% in 1996. The Corporation's cost of funds rose 39 basis points in 1997 to 4.63% due to changes in deposit mix as well as increases in volume. The rate of interest paid on time deposits rose 10 basis points, which resulted in a shift of funds from lower yielding savings deposits to the time deposit category.

Total assets rose $119.4 million or 17.2% during 1997 to $814.4 million at December 31, 1997. Average assets amounted to $775.1 million in 1997, up 32.3% over the prior year. Asset growth was primarily attributable to an increase of $39.1 million in securities available for sale. Total securities available for sale amounted to $237.1 million at the end of 1997. Total loans increased by 8.8% in 1997 and amounted to $455.9 million at December 31, 1997. All categories of loans, except for commercial construction and development, exhibited increases over 1996 levels.

Nonperforming assets declined to .96% of total assets at December 31, 1997, down from 1.24% of total assets at December 31,1996. The Corporation's loan loss provision amounted to $1.4 million in 1997, compared to $1.2 million in 1996. Net loan charge-offs amounted to $1.1 million in 1997, up from $490 million in 1996.

Shareholders' equity rose by 13.1% in 1997. Approximately $5.6 million of this increase was attributable to earnings retention and $1.2 million from stock option exercises. Book value per share rose to $6.80 at December 31, 1997, up from the year-earlier amount of $6.05 per share. The ratio of capital to assets was 8.2% and 8.6% at December 31, 1997 and 1996, respectively. Dividends paid per share amounted to $.35 in 1997, up 12.8% from the prior year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's Asset/Liability Committee ("ALCO") is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk. The objective of the ALCO is to manage assets and funding sources to produce results which are consistent with Washington Trust's liquidity, capital adequacy, growth, risk and profitability goals. The ALCO establishes and monitors guidelines for proper origination and matching of assets and funding sources, and determines asset/liability origination and pricing strategies to meet its goals. The ALCO meets regularly to review the economic environment and the volume, mix and maturity of assets and liabilities, and implements appropriate changes in strategy that will manage the Corporation's exposure to interest rate risk and liquidity risk.

The ALCO manages the Corporation's interest rate risk using income simulation to measure interest rate risk inherent in the Corporation's on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60-month period.
The ALCO uses both parallel and non-parallel rate shifts of up to 200 basis points and Monte Carlo rate simulations based on the historical volatility of interest rates to perform income simulations. The simulations assume that the composition of the Corporation's balance sheet remains constant over the 60-month simulation horizon, and take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments which may vary under different interest rate scenarios. Prepayment estimates for the Corporation's loans are based on historical experience. Call options and prepayment characteristics for securities are calculated using industry-standard pricing and prepayment estimates. Non-contractual savings deposits are classified as short-term (three months or less) for both maturity and repricing purposes. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of December 31, 1998 and December 31, 1997, net interest income simulation indicated exposure to changing interest rates over a 24-month horizon to a degree that remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months and no more than 10% over the second 12 months of the simulation horizon.

The following table summarizes the effect that interest rate shifts would have on net interest income for a 24-month period using the Corporation's on and off-balance sheet financial instruments as of December 31, 1998. Interest rates are assumed to shift by a parallel 200 basis points over a 12-month period, except for core savings deposits, which are assumed to shift by only 100 basis points due to their historical insensitivity to rate changes. Further, core savings are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenario used does not necessarily reflect the ALCO's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the Corporation for the same period. The following table presents these 24 month net interest income simulation results:

       (Dollars in thousands)
                                                                          Flat          Falling         Rising
                                                                         Rates           Rates           Rates
       ----------------------------------------------------------------------------------------------------------
       Interest-earning assets:
       Fixed rate mortgage-backed securities                             $10,465          $9,753         $10,733
       Adjustable rate mortgage-backed securities                         11,440           9,024          14,033
       Callable securities                                                11,313          10,139          12,196
       Other securities                                                   16,157          14,937          17,377
       Fixed rate mortgages                                               19,106          17,753          19,981
       Adjustable rate mortgages                                           8,510           7,280           9,554
       Other fixed rate loans                                             23,254          22,603          23,905
       Other adjustable rate loans                                        22,558          19,542          25,575
       Interest rate floor contracts (net of premium amortization)           508           1,379             29
       ----------------------------------------------------------------------------------------------------------
       Total interest income                                             123,311         112,410         133,383
       ----------------------------------------------------------------------------------------------------------
       Interest-bearing liabilities:
       Core savings deposits                                               7,146           5,387           9,865
       Time deposits                                                      25,257          19,837          30,676
       Short-term borrowings                                               1,511           1,056           1,965
       Federal Home Loan Bank advances                                    28,400          24,186          32,432
       ----------------------------------------------------------------------------------------------------------
       Total interest expense                                             62,314          50,466          74,938
       ----------------------------------------------------------------------------------------------------------
       Net interest income results as of December 31, 1998               $60,997         $61,944         $58,445
       ----------------------------------------------------------------------------------------------------------
       Net interest income results as of December 31, 1997               $60,684         $60,104         $60,842
       ----------------------------------------------------------------------------------------------------------

The ALCO estimates that the negative exposure of net interest income to rising rates results from a gradual balance sheet shift toward longer term fixed rate assets and away from variable rate assets during 1998. The shift reflects increased customer demand for fixed rate loans as interest rates declined throughout the year. In the event of an increase in interest rates, funding costs should rise more rapidly than asset yields over the near term, reducing interest income. Conversely, net interest income should increase as rates fall because shorter-term liabilities would decrease in cost over the near term, while yields on fixed rate assets decline more slowly. While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk since the repricing, maturity and prepayment characteristics of financial instruments, especially core savings deposits, may change to a different degree than estimated. In addition, since income simulations assume that the Corporation's balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The Corporation also monitors the potential change in market value of its available for sale debt securities in parallel rate shifts of up to 200 basis points. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard analytical techniques and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. The following table summarizes the potential change in market value of the Corporation's available for sale debt securities as of December 31, 1998 and 1997 resulting from immediate 200 basis point parallel rate shifts:


        (Dollars in thousands)
                                                                                        Falling         Rising
                                                                                         Rates           Rates
        ---------------------------------------------------------------------------------------------------------
        Security Type:
        U.S. Treasury and government-sponsored agency securities (noncallable)            $1,530        $(1,428)
        U.S. government-sponsored agency securities (callable)                             1,228         (3,340)
        Corporate securities                                                               1,367         (1,410)
        Fixed rate mortgage-backed securities                                                463         (2,719)
        Adjustable rate mortgage-backed securities                                         1,026           (774)
        Fixed rate collateralized mortgage obligations                                       117           (795)
        Adjustable rate collateralized mortgage obligations                                 (173)          (675)
        ---------------------------------------------------------------------------------------------------------
        Total change in market value as of December 31, 1998                              $5,558       $(11,141)
        ---------------------------------------------------------------------------------------------------------
        Total change in market value as of December 31, 1997                              $4,331        $(6,931)
        ---------------------------------------------------------------------------------------------------------


The Corporation also monitors the potential change in market value of its available for sale debt securities using "value at risk" analysis. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the bank's available for sale securities portfolio at December 31, 1998, including both debt and equity securities, was 5.4%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

At December 31, 1998, gap analysis showed that the Corporation's cumulative one-year gap was a negative $176.5 million, or 19.8% of earning assets. The following table details the amounts of interest-earning assets and interest-bearing liabilities at December 31, 1998 that are expected to mature or reprice in each of the time periods presented. To the extent applicable, amounts of assets and liabilities which mature or reprice within a particular period were determined in accordance with their contractual terms. Fixed rate mortgages, mortgage-backed securities and consumer installment loans have been allocated based on expected amortization and prepayment rates using standard industry assumptions. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are presented in the under three-month category. Management believes that gap analysis has significant shortcomings as a measure of interest rate risk, as it does not address the effect of changes in interest rates nor the magnitude of resulting changes in net interest income. For this reason, the ALCO does not use gap analysis to establish interest rate risk targets or assess interest rate risk exposure.

The following table summarizes the Corporation's gap analysis as of December 31, 1998:

 (Dollars in thousands)
                                                 3 Months        3 to 6       6 Months       1 to 5        Over
                                                  or Less        Months       to 1 Year       Years      5 Years
 ----------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
    Loans                                        $120,249        $45,162       $68,641     $133,911      $87,482
    Debt securities                                96,554         42,998        54,368      134,497       54,337
    Other                                          16,041              0             0            0       39,602
 ----------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                    232,844         88,160       123,009      268,408      181,421

 Interest-bearing liabilities:
    Deposits                                      322,822         35,706        77,677       51,652           83
    Short-term borrowings                          15,033              0             0            0            0
    Federal Home Loan Bank advances                74,000         49,312        46,000       67,682       25,112
 ----------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities               411,855         85,018       123,677      119,334       25,195
 ----------------------------------------------------------------------------------------------------------------
 Interest sensitivity gap per period            $(179,011)        $3,142         $(668)    $149,074     $156,226
 ----------------------------------------------------------------------------------------------------------------
 Cumulative interest sensitivity gap            $(179,011)     $(175,869)    $(176,537)    $(27,462)    $128,674
 ----------------------------------------------------------------------------------------------------------------
 Cumulative interest sensitivity gap - 1997     $(161,524)     $(179,448)    $(163,226)    $(30,535)    $115,454
 ----------------------------------------------------------------------------------------------------------------

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

During 1995, the Corporation entered into interest rate floor contracts with a notional principal amount of $50 million and a five-year term maturing in February 2000. During 1998, the Corporation entered into additional floor contracts with a notional principal amount of $20 million and a five-year term maturing in March 2003. These contracts are intended to function as a hedge against reductions in interest income realized from prime-based loans. These contracts were purchased for a total premium of $1.2 million, which is being amortized over the life of the contracts. The Corporation receives payment for these contracts if certain interest rates fall below specified levels. During 1998, the Corporation recorded income, net of premium amortization, of $67 thousand on its floor contracts. (See Note 7 to the Consolidated Financial Statements for additional information regarding the floor contracts.)

Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust's primary source of liquidity is customer deposits. Customer deposits (time, savings and demand deposits) funded approximately 63.1% of total average assets in 1998. Other sources of funding include discretionary use of purchased liabilities (i.e., Federal Home Loan Bank term advances, securities sold under agreements to repurchase and federal funds purchased), cash flows from the Corporation's securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during 1998. Net loans as a percentage of total assets fell to 46.7% at December 31, 1998, compared to 54.9% at December 31, 1997. Total securities as a percentage of total assets rose to 44.0% at December 31, 1998, up from 35.5% at December 31, 1997. These changes resulted primarily from a combination of slower loan growth and planned investment growth.

For the year ended December 31, 1998, net cash provided by financing activities was $109.8 million. Proceeds from FHLB advances totaled $609.3 million, while repayments of FHLB advances totaled $534.2 million in 1998. Additionally, $44.4 million in deposits were generated primarily from branch expansion and growth of larger time deposits. Net cash used in investing activities was $118.3 million in 1998, the majority of which was used to purchase securities. In addition, approximately $3.7 million was used for additions to premises and equipment. While the Corporation does not have any significant capital commitments, it expects to continue to expend funds to upgrade and expand equipment and premises to support its operations. Net cash provided by operating activities amounted to $11.9 million in 1998, $10.0 million of which was generated by net income. (See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.)

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




[firm logo here][KPMG]




The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have audited the consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiary (the "Corporation") as listed in the accompanying index. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and Subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 1998, in conformity with generally accepted accounting principles.


KPMG LLP

Providence, Rhode Island
January 21, 1999


WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS





December 31,                                                                               1998             1997
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                                   $18,475          $12,925
Federal funds sold and other short-term investments                                        10,300           12,575
Mortgage loans held for sale                                                                5,944            3,772
Securities:
   Available for sale, at fair value                                                      315,265          237,066
   Held to maturity, at cost; fair value $96,548
     in 1998 and $52,586 in 1997                                                           95,647           51,807
-------------------------------------------------------------------------------------------------------------------
   Total securities                                                                       410,912          288,873

Federal Home Loan Bank stock, at cost                                                      16,444           16,444

Loans                                                                                     449,502          455,910
Less allowance for loan losses                                                             10,416            8,835
-------------------------------------------------------------------------------------------------------------------
   Net loans                                                                              439,086          447,075

Premises and equipment, net                                                                22,985           21,821
Accrued interest receivable                                                                 5,540            4,896
Other real estate owned, net                                                                  243              497
Other assets                                                                                5,140            5,515
-------------------------------------------------------------------------------------------------------------------
   Total assets                                                                          $935,069         $814,393
-------------------------------------------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                                                                 $87,383          $75,282
   Savings                                                                                210,093          185,073
   Time                                                                                   277,847          270,571
-------------------------------------------------------------------------------------------------------------------
   Total deposits                                                                         575,323          530,926

Dividends payable                                                                           1,005              927
Short-term borrowings                                                                      15,033           20,337
Federal Home Loan Bank advances                                                           262,106          187,001
Accrued expenses and other liabilities                                                      8,536            7,998
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                      862,003          747,189
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares in 1998 and 1997; issued
   10,010,962 shares in 1998 and 9,902,921 shares in 1997                                     626              413
Paid-in capital                                                                             2,855            3,705
Retained earnings                                                                          62,196           56,360
Accumulated other comprehensive income                                                      7,389            7,059
Treasury stock, at cost; 14,205 shares in 1997                                                  -             (333)
-------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                              73,066           67,204
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                            $935,069         $814,393
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.


WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                (Dollars in thousands)
CONSOLIDATED STATEMENTS OF INCOME





Years ended December 31,                                                       1998           1997            1996
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                $39,848        $39,090         $36,106
   Interest on securities                                                     20,340         16,383           8,072
   Dividends on corporate stock and Federal Home Loan Bank stock               2,048          1,930           1,419
   Interest on federal funds sold and other short-term investments               517            376             209
--------------------------------------------------------------------------------------------------------------------
   Total interest income                                                      62,753         57,779          45,806
--------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                            3,514          3,509           3,797
   Time deposits                                                              15,017         14,329          12,478
   Federal Home Loan Bank advances                                            13,211         10,782           3,189
   Other                                                                         864            857             203
--------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                     32,606         29,477          19,667
--------------------------------------------------------------------------------------------------------------------
Net interest income                                                           30,147         28,302          26,139
Provision for loan losses                                                      1,800          1,400           1,200
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           28,347         26,902          24,939
--------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust revenue                                                               5,230          4,470           3,757
   Service charges on deposit accounts                                         2,842          2,428           2,168
   Merchant processing fees                                                    1,219            994             817
   Net gains on sales of securities                                              505            733             368
   Net gains on loan sales                                                     1,432            532             220
   Other income                                                                1,241          1,055             990
--------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                   12,469         10,212           8,320
--------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                             14,067         12,641          11,172
   Net occupancy                                                               2,108          1,977           1,300
   Equipment                                                                   2,496          2,126           1,537
   Merchant processing costs                                                     961            773             637
   Office supplies                                                               666            684             534
   Advertising and promotion                                                     678            676             611
   Other                                                                       5,844          5,508           4,745
--------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                  26,820         24,385          20,536
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    13,996         12,729          12,723
Income tax expense                                                             3,948          3,642           4,298
--------------------------------------------------------------------------------------------------------------------
   Net income                                                                $10,048         $9,087          $8,425
--------------------------------------------------------------------------------------------------------------------


Per share information:
Earnings per share - basic                                                     $1.01           $.92            $.87
Earnings per share - diluted                                                    $.97           $.89            $.84
Cash dividends declared per share                                               $.40           $.35            $.31



The accompanying notes are an integral part of these consolidated financial statements.


WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                   (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                Accumulated
                                                                                   Other
                                         Common     Paid-in      Retained      Comprehensive    Treasury
                                         Stock      Capital      Earnings         Income          Stock      Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1998                 $413       $3,705      $56,360          $7,059          $(333)     $67,204
Net income                                                         10,048                                      10,048
Other comprehensive income, net of tax:
   Net unrealized gains on securities, net
    of reclassification adjustment                                                    330                         330
                                                                                                              --------
Comprehensive income                                                                                           10,378
Cash dividends declared                                            (4,005)                                     (4,005)
Stock split in form of stock dividend       207                      (207)                                          -
Shares issued                                 6         (850)                                      3,338        2,494
Shares repurchased                                                                                (3,005)      (3,005)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               $626       $2,855      $62,196          $7,389            $ -      $73,066
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1997                  273        3,764       50,886           4,504              -       59,427
Net income                                                          9,087                                       9,087
Other comprehensive income, net of tax:
   Net unrealized gains on securities, net
    of reclassification adjustment                                                  2,555                       2,555
                                                                                                              --------
Comprehensive income                                                                                           11,642
Cash dividends declared                                            (3,475)                                     (3,475)
Stock split in form of stock dividend       138                      (138)                                          -
Shares issued                                 2          (59)                                      1,256        1,199
Shares repurchased                                                                                (1,589)      (1,589)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               $413       $3,705      $56,360          $7,059          $(333)     $67,204
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1996                  180        3,071       45,631           4,382           (327)      52,937
Net income                                                          8,425                                       8,425
Other comprehensive income, net of tax:
   Net unrealized gains on securities, net
    of reclassification adjustment                                                    122                         122
                                                                                                              --------
Comprehensive income                                                                                            8,547
Cash dividends declared                                            (3,079)                                     (3,079)
Stock split in form of stock dividend        91                       (91)                                          -
Shares issued                                 2          693                                         567        1,262
Shares repurchased                                                                                  (240)        (240)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1996               $273       $3,764      $50,886          $4,504            $ -      $59,427
----------------------------------------------------------------------------------------------------------------------

Disclosure of Reclassification Amount:
Years ended December 31,                                                 1998                 1997                1996
---------------------------------------------------------------- -------------- ------------------- -------------------
Net unrealized holding gains arising during the period                 $1,030               $4,928                $571
Less:  Income tax effect                                                 (382)              (1,927)               (229)
       Reclassification adjustment for net gains included
         in net income, net of tax                                       (318)                (446)               (220)
---------------------------------------------------------------- ------------- -------------------- -------------------
Net unrealized gains on securities                                       $330               $2,555                $122
---------------------------------------------------------------- ------------- -------------------- -------------------

The accompanying notes are an integral part of these consolidated financial statements.


WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31,                                                   1998             1997              1996
-------------------------------------------------------------------- ----------------- ---------------- -------------
Cash flows from operating activities:
   Net income                                                            $10,048            $9,087            $8,425
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                             1,800             1,400             1,200
     Depreciation of premises and equipment                                2,507             2,103             1,448
     Amortization of premium in excess of accretion of
       discount on debt securities                                         1,006               957               292
     Deferred income tax expense                                            (330)                -               157
     Net gains on sales of securities                                       (504)             (733)             (368)
     Net gains on loan sales                                              (1,432)             (532)             (220)
     Proceeds from sales of loans                                         89,533            32,115            18,331
     Loans originated for sale                                           (90,940)          (32,532)          (18,399)
     Increase in accrued interest receivable                                (644)             (736)             (621)
     Decrease (increase) in other assets                                     375            (1,469)               70
     Increase in accrued expenses and other liabilities                      538               652               530
     Other, net                                                              (98)               40              (203)
---------------------------------------------------------------- ---------------- ----------------- -----------------
   Net cash provided by operating activities                              11,859            10,352            10,642
---------------------------------------------------------------- ---------------- ----------------- -----------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                                          (229,553)         (144,043)         (168,325)
     Proceeds from sales                                                  95,416            63,600            35,683
     Maturities and principal repayments                                  55,950            45,352            20,222
   Securities held to maturity:
     Purchases                                                           (52,581)          (29,060)           (4,475)
     Maturities and principal repayments                                   8,727             5,166             5,356
   Purchases of Federal Home Loan Bank stock                                   -            (4,761)           (8,688)
   Principal collected on loans over (under) loan originations             6,374           (39,973)          (33,168)
   Purchase of loans                                                           -              (324)                -
   Proceeds from sales of other real estate owned                          1,006             1,032               993
   Purchases of premises and equipment                                    (3,683)           (5,122)           (5,872)
   Purchase of deposits, net of premium paid                                   -             7,014                 -
---------------------------------------------------------------- ---------------- ----------------- -----------------
   Net cash used in investing activities                                (118,344)         (101,119)         (158,274)
---------------------------------------------------------------- ---------------- ----------------- -----------------

(continued)


WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                              (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)



Years ended December 31,                                                   1998             1997              1996
---------------------------------------------------------------- ----------------- ---------------- -----------------
Cash flows from financing activities:
   Net increase in deposits                                               44,397            46,155             8,707
   Net (decrease) increase in short-term borrowings                       (5,304)            6,337            14,000
   Proceeds from Federal Home Loan Bank advances                         609,300           468,600           226,240
   Repayment of Federal Home Loan Bank advances                         (534,195)         (420,092)         (108,698)
   Purchase of treasury stock                                             (3,005)           (1,589)             (240)
   Proceeds from issuance of common stock                                  2,494             1,199               942
   Cash dividends paid                                                    (3,927)           (3,333)           (2,980)
---------------------------------------------------------------- ---------------- ----------------- -----------------
   Net cash provided by financing activities                             109,760            97,277           137,971
---------------------------------------------------------------- ---------------- ----------------- -----------------
   Net increase (decrease) in cash and cash equivalents                    3,275             6,510            (9,661)
   Cash and cash equivalents at beginning of year                         25,500            18,990            28,651
---------------------------------------------------------------- ---------------- ----------------- -----------------
   Cash and cash equivalents at end of year                              $28,775           $25,500           $18,990
---------------------------------------------------------------- ---------------- ----------------- -----------------


Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                      $789              $809            $1,279
   Loans charged off                                                         619             1,462             1,273
   Loans made to facilitate the sale of other real estate owned               61               412               915
   Change in net unrealized gain on securities
      available for sale, net of tax                                         330             2,555               122
   Stock issued in settlement of directors' retirement plan                    -                 -               320
Supplemental Disclosures:
   Interest payments                                                     $32,709           $28,906           $19,267
   Income tax payments                                                     2,067             4,002             4,007



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

The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to general practices of the banking industry. The Corporation has one reportable operating segment. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. A material estimate which is particularly susceptible to change is the determination of the allowance for loan losses.

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

Mortgage  Servicing  Rights
Rights to service mortgage loans for others are recognized as an asset, including rights acquired through both purchases and originations. The total cost of originated mortgage loans that are sold with servicing rights retained is allocated between the mortgage servicing rights and the loans without the mortgage servicing rights based on their relative fair values. Capitalized mortgage servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income. They are periodically evaluated for impairment based on their fair value. Impairment is measured on an aggregated basis according to interest rate band and period of origination. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost. Any impairment is recognized as a charge to earnings through a valuation allowance.

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

Allowance for Loan Losses
The Corporation continually evaluates the allowance for loan losses by performing ongoing reviews of certain individual loans, the size and composition of the loan portfolio, net charge-off experience, current and expected economic conditions, industry concentrations and other pertinent factors. The allowance for loan losses is maintained at levels considered adequate by management to provide for losses inherent in the loan portfolio. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

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

Transfers and Servicing of Assets and Extinguishments of Liabilities
The Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and
Extinguishments  of  Liabilities".   This  Statement  provides   accounting  and
reporting standards for transfers and servicing of financial assets and extinguishments of liabilities. Those standards are based on an approach that focuses on control, whereby after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and the liabilities it has incurred, derecognizes financial assets when control has been surrendered, and derecognizes liabilities when extinguished. This Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings. SFAS No. 127, "Deferral of the Effective Date of Certain Provisions of SFAS Statement No. 125" deferred certain provisions of SFAS No. 125 due to logistical issues concerning implementation. The adoption of SFAS No. 125 and SFAS No. 127 did not have an effect on the Corporation's financial statements.

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

Pension Costs
Costs associated with defined benefit plans are accounted for in accordance with SFAS No. 87, "Employers' Accounting for Pensions". Effective January 1, 1998, the Corporation adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits, an amendment of SFAS Nos. 87, 88 and 106". SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable, requires additional information on changes in the benefit obligations and fair values of plan assets that will facilitate financial analysis, and eliminates certain disclosures required by SFAS Nos. 87, 88 and 106. The adoption of this pronouncement requires restatement of disclosures for earlier periods.

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

Earnings Per Share
Earnings per Share (EPS) is determined and disclosed in accordance with SFAS No.
128. Diluted EPS is computed by dividing net income by the average number of common shares and common stock equivalents outstanding. Common stock equivalents arise from the assumed exercise of outstanding stock options, if dilutive. The computation of basic EPS excludes common stock equivalents from the denominator.

Reporting Comprehensive Income
Effective January 1, 1998, the Corporation adopted Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This Statement establishes standards for reporting and display of comprehensive income, which is defined as all changes in equity, except for those resulting from investments by and distribution to shareholders. SFAS No. 130 classifies net income as a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income. This Statement also requires that comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The adoption of this pronouncement also requires reclassification of prior year financial statements for comparative purposes. The disclosure of the reclassification amount reported in the Consolidated Statements of Changes in Shareholders' Equity is shown net of tax. The tax effect on the reclassification adjustment for net gains included in net income amounted to $187, $287 and $148 for 1998, 1997 and 1996, respectively.

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other short-term investments. Generally, federal funds are sold on an overnight basis.

(2) Cash and Due From Banks
The Bank is required to maintain certain average reserve balances with the Federal Reserve. Such reserve balances amounted to $3,784 and $5,641 at December 31, 1998 and 1997, respectively.

(3) Securities
Securities are summarized as follows:

                                                       Amortized       Unrealized      Unrealized        Fair
       December 31, 1998                                 Cost             Gains          Losses          Value
       ----------------------------------------------------------------------------------------------------------
       Securities Available for Sale:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies          $113,757          $1,782           $(12)        $115,527
       Mortgage-backed securities                        143,906             666           (495)         144,077
       Corporate bonds                                    27,533             179           (209)          27,503
       Corporate stocks                                   17,842          10,408            (92)          28,158
       ----------------------------------------------------------------------------------------------------------
       Total securities available for sale               303,038          13,035           (808)         315,265
       ----------------------------------------------------------------------------------------------------------
       Securities Held to Maturity:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies            21,987             133             (1)          22,119
       Mortgage-backed securities                         46,088             335            (96)          46,327
       States and political subdivisions                  27,572             531             (1)          28,102
       ----------------------------------------------------------------------------------------------------------
       Total securities held to maturity                  95,647             999            (98)          96,548
       ----------------------------------------------------------------------------------------------------------
       Total securities                                 $398,685         $14,034          $(906)        $411,813
       ----------------------------------------------------------------------------------------------------------


                                                       Amortized       Unrealized      Unrealized        Fair
       December 31, 1997                                 Cost             Gains          Losses          Value
       ----------------------------------------------------------------------------------------------------------
       Securities Available for Sale:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies           $89,332          $1,000           $(40)         $90,292
       Mortgage-backed securities                        121,728             865            (61)         122,532
       Corporate bonds                                     1,985              15              -            2,000
       Corporate stocks                                   12,294          10,001            (53)          22,242
       ----------------------------------------------------------------------------------------------------------
       Total securities available for sale               225,339          11,881           (154)         237,066
       ----------------------------------------------------------------------------------------------------------
       Securities Held to Maturity:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies            23,932             245             (4)          24,173
       Mortgage-backed securities                         10,695             377              -           11,072
       States and political subdivisions                  17,180             161              -           17,341
       ----------------------------------------------------------------------------------------------------------
       Total securities held to maturity                  51,807             783             (4)          52,586
       ----------------------------------------------------------------------------------------------------------
       Total securities                                 $277,171         $12,639          $(158)        $289,652
       ----------------------------------------------------------------------------------------------------------

Included in corporate stocks at December 31, 1998 are preferred stocks, which are callable at the discretion of the issuer, with an amortized cost of $7,929 and a fair value of $8,410. Call features on these stocks range from one month to nine years.

The contractual maturities and weighted average yields of debt securities are summarized below. Weighted average yields are computed on a fully taxable basis. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.

                                                                                                        Weighted
                                                                        Amortized         Fair           Average
       December 31, 1998                                                   Cost           Value           Yield
       ----------------------------------------------------------------------------------------------------------
       Securities Available for Sale:
       Due in 1 year or less                                             $39,000         $39,118           6.07%
       After 1 but within 5 years                                        161,435         162,973           6.08%
       After 5 but within 10 years                                        48,521          48,597           6.19%
       After 10 years                                                     36,240          36,419           6.09%
       ----------------------------------------------------------------------------------------------------------
       Total debt securities available for sale                          285,196         287,107           6.10%
       ----------------------------------------------------------------------------------------------------------
       Securities Held to Maturity:
       Due in 1 year or less                                              30,572          30,750           6.86%
       After 1 but within 5 years                                         34,355          34,661           5.81%
       After 5 but within 10 years                                        30,010          30,423           5.17%
       After 10 years                                                        710             714           6.18%
       ----------------------------------------------------------------------------------------------------------
       Total debt securities held to maturity                             95,647          96,548           5.94%
       ----------------------------------------------------------------------------------------------------------
       Total debt securities                                            $380,843        $383,655           6.06%
       ----------------------------------------------------------------------------------------------------------

At December 31, 1998, the Corporation owned debt securities with an aggregate carrying value of $52,250 which are callable at the discretion of the issuers. The majority of these securities are U.S. Treasury and government-sponsored agency obligations, included in the available-for-sale category. Final maturities of these securities range from two to thirty years with call features ranging from one month to eight years.

The following is a summary of amounts relating to sales of securities available for sale:

       Years ended December 31,           1998            1997            1996
       -------------------------------------------------------------------------
       Proceeds from sales              $95,416         $63,600         $35,683
       -------------------------------------------------------------------------
       Realized gains                    $1,161          $1,252            $626
       Realized losses                     (656)           (519)           (258)
       -------------------------------------------------------------------------
       Net realized gains                  $505            $733            $368
       -------------------------------------------------------------------------

Securities available for sale with a fair value of $27,800 and $29,127 were pledged to secure public deposits and for other purposes at December 31, 1998 and 1997 respectively.

(4) Loans
The following is a summary of loans:

       December 31,                                        1998            1997
       -------------------------------------------------------------------------
       Commercial and other:
         Mortgages (1)                                   $70,468         $62,264
         Construction and development (2)                    612           3,539
         Other (3)                                       111,477         127,956
       -------------------------------------------------------------------------
         Total commercial and other                      182,557         193,759
       Residential real estate:
         Mortgages                                       179,589         181,790
         Homeowner construction                           10,046           6,097
       -------------------------------------------------------------------------
         Total residential real estate                   189,635         187,887
       Consumer                                           77,310          74,264
       -------------------------------------------------------------------------
       Total loans                                      $449,502        $455,910
       -------------------------------------------------------------------------

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

Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 1998 and 1997 was $5,613 and $7,335, respectively. Interest income that would have been recognized had these loans been performing at originally contracted rates was approximately $520 in 1998 and $800 in 1997. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $149 in 1998 and $552 in 1997. Included in nonaccrual loans at December 31, 1998 and 1997 are loans amounting to $1,122 and $1,041, respectively, whose terms have been restructured.

Impaired Loans
Impaired loans consist of all nonaccrual commercial loans. The following is a summary of impaired loans:

       December 31,                                         1998            1997
       -------------------------------------------------------------------------

       Impaired loans requiring an allowance              $3,702          $5,131
       Impaired loans not requiring an allowance              98             363
       -------------------------------------------------------------------------
       Total recorded investment in impaired loans        $3,800          $5,494
       -------------------------------------------------------------------------


       Years ended December 31,                             1998            1997
       -------------------------------------------------------------------------
       Average recorded investment in impaired loans      $5,091          $5,436
       -------------------------------------------------------------------------
       Interest income recognized on impaired loans         $443            $399
       -------------------------------------------------------------------------

Mortgage Servicing Activities
At December 31, 1998 and 1997, mortgage loans sold to others and serviced by the Corporation on a fee basis under various agreements amounted to $174,730 and $119,471, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets.

The following is a summary of capitalized mortgage servicing rights:

       December 31,                                        1998            1997
       -------------------------------------------------------------------------
       Balance at beginning of year                        $334            $145
       Additions                                            551             215
       Amortization                                         (79)            (26)
       -------------------------------------------------------------------------
       Balance at end of year                              $806            $334
       -------------------------------------------------------------------------

Capitalized mortgage servicing rights are periodically evaluated for impairment. As of December 31, 1998 and 1997, the balance of the valuation allowance amounted to $296 and $41, respectively.


Loans to Related Parties
The Corporation has made loans in the ordinary course of business to certain directors and executive officers including their immediate families and their affiliated companies. Such loans were made under normal interest rate and collateralization terms.
Activity related to these loans in 1998 and 1997 was as follows:

       December 31,                                        1998            1997
       -------------------------------------------------------------------------
       Balance at beginning of year                      $1,898          $2,671
       Additions                                            521             716
       Reductions                                          (806)         (1,489)
       -------------------------------------------------------------------------
       Balance at end of year                            $1,613          $1,898
       -------------------------------------------------------------------------

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

       Years ended December 31,                     1998        1997       1996
       -------------------------------------------------------------------------
       Balance at beginning of year                $8,835      $8,495    $7,785
       Provision charged to expense                 1,800       1,400     1,200
       Recoveries of loans previously charged off     399         402       783
       Loans charged off                             (618)     (1,462)   (1,273)
       -------------------------------------------------------------------------
       Balance at end of year                     $10,416      $8,835    $8,495
       -------------------------------------------------------------------------

Included in the allowance for loan losses at December 31, 1998, 1997 and 1996 was an allowance for impaired loans amounting to $803, $916 and $867, respectively.

(6) Premises and Equipment
The following is a summary of premises and equipment:

       December 31,                                        1998            1997
       -------------------------------------------------------------------------
       Land and improvements                              $1,934          $1,884
       Premises and improvements                          22,507          21,122
       Furniture, fixtures and equipment                  16,630          14,394
       -------------------------------------------------------------------------
                                                          41,071          37,400
       Less accumulated depreciation                      18,086          15,579
       -------------------------------------------------------------------------
       Total premises and equipment, net                 $22,985         $21,821
       -------------------------------------------------------------------------

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

       December 31,                                                                       1998            1997
       ----------------------------------------------------------------------------------------------------------
       Financial  instruments  whose  contract  amounts  represent  credit risk:
         Commitments to extend credit:
          Commercial loans                                                               $26,144         $20,444
          Home equity lines                                                               25,296          20,526
          Credit card lines                                                               17,962          17,959
          Other loans                                                                     10,110           8,506
         Standby letters of credit                                                         1,061           1,175
       Financial instruments whose notional amounts exceed the amount of credit risk:
         Interest rate floor contracts                                                    70,000          50,000

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

In March 1998, the Corporation entered into a five year interest rate floor contract with a notional amount of $20 million which matures in February 2003. The floor contract entitles the Corporation to receive payment from a counterparty if the three-month LIBOR rate falls below 5.50%. During 1995, the Corporation entered into interest rate floor contracts with a total notional amount of $50 million which mature in February 2000. The Corporation receives payment under contracts with a total notional value of $30 million when the prime rate falls below 9.0% and on the remaining $20 million when 3-month LIBOR at quarterly resetting dates is below 6.1875%. The purpose of the floor contracts is to offset the risk of future reductions in interest earned on certain floating rate loans. The prime rate and 3-month LIBOR applicable to the outstanding floor contracts at December 31, 1998 were 7.75% and 5.0656%, respectively. At December 31, 1998, the fair value, or the value to the Corporation of terminating the contracts, was $1,404. The remaining unamortized premium for these contracts, included in other assets, amounted to $469 at December 31, 1998.

The Corporation has not terminated any interest rate swap agreements or floor contracts and there are no unamortized deferred gains or losses.

(8) Other Real Estate Owned An analysis of the composition of OREO follows:

        December 31,                                       1998            1997
        ------------------------------------------------------------------------
        Residential real estate                            $204            $492
        Commercial real estate                               27               -
        Land                                                 81              81
        ------------------------------------------------------------------------
                                                            312             573
        Valuation allowance                                 (69)            (76)
        ------------------------------------------------------------------------
        Other real estate owned, net                       $243            $497
        ------------------------------------------------------------------------

An analysis of the activity relating to OREO follows:

        Years ended December 31,                           1998            1997
        ------------------------------------------------------------------------
        Balance at beginning of year                       $573          $1,295
        Net transfers from loans                            789             809
        Sales                                            (1,066)         (1,553)
        Other                                                16              22
        ------------------------------------------------------------------------
                                                            312             573
        Valuation allowance                                 (69)            (76)
        ------------------------------------------------------------------------
        Other real estate owned, net                       $243            $497
        ------------------------------------------------------------------------

The following is an analysis of activity relating to the OREO valuation allowance:

        Years ended December 31,           1998            1997            1996
        ------------------------------------------------------------------------
        Balance at beginning of year        $76            $205            $410
        Provision charged to expense         14              42             303
        Sales                                (1)           (131)           (458)
        Selling expenses incurred           (20)            (40)            (50)
        ------------------------------------------------------------------------
        Balance at end of year              $69             $76            $205
        ------------------------------------------------------------------------

Net realized gains on dispositions of properties amounted to $59, $69 and $351 in 1998, 1997 and 1996, respectively. These amounts are included in other noninterest expense in the Consolidated Statements of Income.


(9) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 1998 were as follows:

        Years ending December 31:        1999                           $226,112
                                         2000                             43,589
                                         2001                              4,626
                                         2002                              2,042
                                         2003                              1,395
                                         2004 and thereafter                  83
        ------------------------------------------------------------------------
        Balance at December 31, 1998                                    $277,847
        ------------------------------------------------------------------------

The aggregate amount of time certificates of deposit in denominations of $100 or more was $78,488 and $59,270 at December 31, 1998 and 1997, respectively.

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

      Years ended December 31,                         1998      1997      1996
      --------------------------------------------------------------------------
      Maximum amount outstanding at any month-end    $26,767   $26,820   $14,000
      --------------------------------------------------------------------------
      Average amount outstanding                     $15,085   $14,773    $3,260
      --------------------------------------------------------------------------

Federal Home Loan Bank Advances
The following table presents scheduled maturities and weighted average interest rates paid on Federal Home Loan Bank advances outstanding at December 31, 1998:

                                                      Weighted
                                                     Average Rate        Amount
     ---------------------------------------------------------------------------
     Years ending December 31:    1999                    5.42%        $169,787
                                  2000                    5.03%          25,844
                                  2001                    5.60%          21,806
                                  2002                    5.67%           7,784
                                  2003                    5.12%          12,128
                                  2004 and thereafter     4.55%          24,757
     ---------------------------------------------------------------------------
     Balance at December 31, 1998                                      $262,106
     ---------------------------------------------------------------------------

Included in the outstanding amounts disclosed above, are callable advances totaling $25,000. Call features on these advances range from one to five years. In addition to the outstanding advances, the Bank also has access to an unused line of credit amounting to $13,927 at December 31, 1998. Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances. Qualified collateral may consist of residential mortgage loans, U.S. government or agency securities, and amounts maintained on deposit at the FHLB. The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 1998.

(11) Employee Benefits
Defined Benefit Pension Plans
The Corporation's noncontributory tax-qualified defined benefit pension plan covers substantially all full-time employees. Benefits are based on an employee's years of service and highest 3-year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act. The prepaid benefit costs relating to the defined benefit pension plan amounted to $938 and $807 at December 31, 1998 and 1997, respectively.

The Corporation has a nonqualified retirement plan to provide supplemental retirement benefits to certain employees, as defined in the plan. The accrued pension liability related to this plan amounted to $323 and $270 at December 31, 1998 and 1997, respectively. The actuarial assumptions used for this supplemental plan are the same as those used for the Corporation's tax-qualified pension plan. The accumulated benefit obligation for this plan amounted to $777 and $678 at December 31, 1998 and 1997, respectively.

The following is a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Corporation's defined benefit pension plans:

       Years ended December 31,                            1998           1997
       -------------------------------------------------------------------------
       Change in Benefit Obligation:
       Benefit obligation at beginning of year           $12,390        $10,370
       Service cost                                          502            376
       Interest cost                                         915            791
       Actuarial gain                                      1,299          1,352
       Benefits paid                                        (627)          (500)
       -------------------------------------------------------------------------
       Benefit obligation at end of year                 $14,479        $12,390
       -------------------------------------------------------------------------
       Change in Plan Assets:
       Fair value of plan assets at beginning of year    $14,392        $11,494
       Actual return on plan assets                        2,006          2,824
       Employer contribution                                 578            574
       Benefits paid                                        (627)          (500)
       -------------------------------------------------------------------------
       Fair value of plan assets at end of year          $16,349        $14,392
       -------------------------------------------------------------------------


Certain changes in the items shown are not recognized as they occur, but are amortized systematically over subsequent periods. Unrecognized amounts to be amortized and the amounts included in the Consolidated Balance Sheets are as follows:


       Years ended December 31,                            1998           1997
       -------------------------------------------------------------------------
       Funded status                                      $1,870         $2,002
       Unrecognized transition asset                         (55)           (61)
       Unrecognized prior service cost                       522            597
       Unrecognized net actuarial (gain) loss             (1,722)        (2,001)
       -------------------------------------------------------------------------
       Prepaid benefit cost                                 $615           $537
       -------------------------------------------------------------------------


       As of December 31,                                  1998           1997
       -------------------------------------------------------------------------
       Assumptions Used:
       Discount rate                                       6.75%          7.25%
       Expected return on plan assets                      8.50%          8.00%
       Rate of compensation increase                       5.00%          5.00%


The components of net pension cost include the following:

       Years ended December 31,                       1998       1997      1996
       -------------------------------------------------------------------------
       Components of Net Periodic Benefit Cost:
       Service cost                                   $502       $376      $435
       Interest cost                                   915        791       720
       Expected return on plan assets                 (992)      (826)     (743)
       Amortization of transition asset                 (6)        (6)       (6)
       Amortization of prior service cost               75         75        73
       Recognized net actuarial loss                     6         13         9
       -------------------------------------------------------------------------
       Net periodic benefit cost                      $500       $423      $488
       -------------------------------------------------------------------------

Savings and Profit Sharing Plan
The Corporation has a qualified savings and profit sharing plan. The plan provides a specified match of employee contributions for substantially all full-time employees. In addition, full-time employees, excluding those key employees participating in the Short-Term Incentive Plan, are eligible for an annual benefit pursuant to a formula based on return on equity. Total employer matching contributions under this plan amounted to $231, $223 and $198 in 1998, 1997 and 1996, respectively. The amount of the profit sharing benefit was $306, $286 and $245 for 1998, 1997 and 1996, respectively.

Short-Term Incentive Plan
The Corporation's nonqualified Short-Term Incentive Plan rewards key employees for their contributions to the Corporation's success. This plan provides for annual payments up to a maximum percentage of each participant's base salary, which percentages vary among participants. Payment amounts are based on the achievement of target levels of return on equity and/or the achievement of individual objectives. Participants in this plan are not eligible to receive benefits provided under the profit sharing component of the Savings and Profit Sharing Plan. The expense of the Short-Term Incentive Plan amounted to $688, $640 and $597 in 1998, 1997 and 1996, respectively.

Directors' Retainer Continuation Plan
The Corporation has a nonqualified plan which provides retirement benefits to non-officer directors. On October 1, 1996, the provisions of the plan were terminated for active directors and the accrued benefit was settled through the issuance of common stock (Note 15). The benefits provided under this plan continue for retired directors. The expense of this plan is included in other noninterest expense and amounted to $25, $36 and $63 for 1998, 1997 and 1996, respectively. Accrued and unpaid benefits under this plan are an unfunded obligation of the Bank. The accrued liability related to this plan amounted to $256 and $263 at December 31, 1998 and 1997, respectively.

(12) Income Taxes
The components of income tax expense were as follows:

        Years ended December 31,             1998           1997           1996
        ------------------------------------------------------------------------
        Current expense:
           Federal                         $4,276          $3,405        $3,322
           State                                2             237           819
        ------------------------------------------------------------------------
           Total current expense            4,278           3,642         4,141
        ------------------------------------------------------------------------
        Deferred expense (benefit):
           Federal                           (330)            445           181
           State                                -            (445)          (24)
        ------------------------------------------------------------------------
           Total deferred expense            (330)              -           157
        ------------------------------------------------------------------------
        Total income tax expense           $3,948          $3,642        $4,298
        ------------------------------------------------------------------------


Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes. The reasons for the differences were as follows:

     Years ended December 31,                           1998      1997     1996
     ---------------------------------------------------------------------------
     Tax expense at Federal statutory rate            $4,798    $4,328   $4,326
     Increase (decrease) in taxes resulting from:
        Tax-exempt income                               (401)     (282)    (237)
        Dividends received deduction                    (261)     (253)    (282)
        State tax, net of Federal income tax benefit      (1)     (137)     553
        Effect of change in state tax rate                 -         -      (43)
        Other                                           (187)      (14)     (19)
     ---------------------------------------------------------------------------
     Total income tax expense                         $3,948    $3,642   $4,298
     ---------------------------------------------------------------------------

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 1998 and 1997 are as follows:

        December 31,                                         1998          1997
        ------------------------------------------------------------------------
        Gross deferred tax assets:
           Allowance for loan losses                       $3,441        $2,890
           Deferred loan origination fees                     312           249
           Interest on nonaccrual loans                       198           270
           Other                                              903           838
        ------------------------------------------------------------------------
        Gross deferred tax assets                           4,854         4,247
        ------------------------------------------------------------------------
        Gross deferred tax liabilities:
           Securities available for sale                   (4,157)       (3,987)
           Premises and equipment                          (1,114)       (1,093)
           Deferred loan origination costs                   (686)         (643)
           Pension                                           (308)         (264)
           Other                                             (218)         (210)
        ------------------------------------------------------------------------
        Gross deferred tax liabilities                     (6,483)       (6,197)
        ------------------------------------------------------------------------
        Net deferred tax liability                        $(1,629)      $(1,950)
        ------------------------------------------------------------------------


In addition to future taxable income, a primary source of recovery of deferred tax assets is taxes paid in prior years available for carryback.


(13) Operating Leases
At December 31, 1998, the Corporation was committed to rent premises used in banking operations under noncancellable operating leases. Rental expense under the operating leases amounted to $334, $131 and $47 for 1998, 1997 and 1996, respectively. The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

        Years ending December 31:      1999                                $236
                                       2000                                 244
                                       2001                                 247
                                       2002                                 120
                                       2003                                  71
                                       Thereafter                            42
        ------------------------------------------------------------------------
                                                                           $960
        ------------------------------------------------------------------------

At December 31, 1998, the Corporation was committed to exercise a purchase option under a lease relating to certain real estate. This purchase was consummated in January 1999 for $1,077. The lease payments relating to this property has been excluded from the minimum annual lease payments disclosed above.

(14) Litigation
On January 28, 1997, a suit was filed against the Bank by a corporate customer and the customer's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by the customer's former president and treasurer. The suit alleges that the Bank wrongly permitted this individual, while an officer of the customer, to divert funds from the customer's account at the Bank for his personal benefit. The claims against the Bank are based upon theories of breach of fiduciary duties, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constituted fraud.

The suit as originally filed sought recovery for losses directly related to the embezzlement of approximately $3,100, as well as consequential damages amounting to approximately $2,600. On March 19, 1998, the plaintiffs amended their claims to seek recovery of an additional $2,600 in losses, plus an unspecified amount of interest thereon, which are alleged to be directly related to the embezzlement. Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against the customer and its principal shareholder, as well as claims against the officer allegedly responsible for the embezzlement. The Bank intends to vigorously assert its defenses and affirmative claims. The case is in discovery and management and legal counsel are unable to estimate or assess the extent of risk of an adverse result. Consequently, no loss provision for this lawsuit has been recorded.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

(15) Shareholders' Equity
Stock Splits
A 3-for-2 stock split, in the form of a stock dividend, was paid on August 3, 1998 to shareholders of record on July 17, 1998. A 3-for-2 stock split on shares of common stock was also paid on November 19, 1997 to shareholders of record on November 5, 1997. The par value of the common stock remained unchanged at $.0625 per share. Cash payments were made in lieu of issuing fractional shares. All share and per share amounts in the consolidated financial statements and related notes have been restated to reflect these stock splits.

Stock Repurchase Plan
In December 1997, the Corporation's Board of Directors approved a program to repurchase up to 225,000, or approximately 2.3%, of its outstanding common shares. This plan replaces the June 1996 authorization to repurchase 195,750 shares. The Corporation plans to hold the repurchased shares as treasury stock to be used for general corporate purposes. During the year ended December 31, 1998, approximately 139,274 shares were repurchased under the December 1997 plan at a total cost of $3,005. As of December 31, 1997, there were no shares repurchased under the December 1997 plan.

Rights
On August 1996, the Corporation declared a dividend of one common share purchase right (a "Right") for each share of common stock payable on September 3, 1996 to shareholders of record on that date. Such Rights also apply to new issuances of shares after that date. Each Right entitles the registered holder to purchase from the Corporation one share of its common stock at a price of $35.56 per share, subject to adjustment.

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

Dividends
The primary source of funds for dividends paid by the Corporation is dividends received from the Bank. The Corporation and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Corporation. Generally the Bank has the ability to pay dividends to the parent subject to minimum regulatory capital requirements. Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $26,795 as of December 31, 1998.

Stock Option Plans
The Corporation's 1997 Equity Incentive Plan (the "1997 Plan") permits the granting of options and other equity incentives to key employees, directors, advisors, and consultants. Up to 1,012,500 shares of the Corporation's common stock may be used from authorized but unissued shares, treasury stock, or shares available from expired awards. As of December 31, 1998, only options have been granted under the 1997 Plan and the exercise price of each option is the fair market value on the date of the grant. Options are designated either as non-qualified or as incentive options. In general, the option price is payable in cash, by the delivery of shares of the Corporation's common stock already owned by the grantee, or a combination thereof. Awards may be granted at any time until April 29, 2007.

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

Options granted under the plans vest according to various terms at the end of ten years. The following table presents changes in options outstanding during 1998, 1997 and 1996:

Years ended December 31,                   1998                        1997                        1996
------------------------------------------------------------------------------------------------------------------
                                                Weighted                   Weighted                   Weighted
                                    Number       Average        Number      Average        Number     Average
                                      of        Exercise          of       Exercise          of       Exercise
                                    Shares        Price         Shares       Price         Shares       Price
------------------------------------------------------------------------------------------------------------------
Outstanding at January 1           1,128,584       $7.73      1,106,077       $5.73      1,200,335       $5.12
Granted                               24,435      $21.33        239,404      $14.67        147,363       $9.62
Exercised                           (292,618)      $5.22       (210,829)      $5.05       (237,913)      $5.07
Cancelled                             (9,072)     $15.87         (6,068)     $10.24         (3,708)      $6.38
------------------------------------------------------------------------------------------------------------------
Outstanding at December 31           851,329       $8.90      1,128,584       $7.73      1,106,077       $5.73
------------------------------------------------------------------------------------------------------------------
Exercisable at December 31           682,249       $7.32        857,987       $6.04        898,098       $5.12
------------------------------------------------------------------------------------------------------------------

The weighted average exercise price and remaining contractual life for options outstanding at December 31, 1998 were as follows:

                                                Options Outstanding                      Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                     Weighted          Weighted                       Weighted
                                                     Average           Average                         Average
Range of                            Number          Remaining          Exercise           Number      Exercise
Exercise Prices                  Outstanding     Contractual Life       Price           Exercisable     Price
-----------------------------------------------------------------------------------------------------------------
$2.72 to $5.58                       255,312         4.0 years            $3.90           255,312        $3.90
$6.44 to $9.78                       348,915         6.4 years            $7.99           321,099        $7.86
$11.56 to $12.17                     120,605         8.3 years           $11.65            69,829       $11.72
$18.25 to $21.33                     126,497         9.0 years           $18.85            36,009       $18.27
-----------------------------------------------------------------------------------------------------------------
Total                                851,329         6.3 years            $8.90           682,249        $7.32
-----------------------------------------------------------------------------------------------------------------


As discussed in Note 1, the Corporation accounts for its stock option plan using the intrinsic value based method prescribed by APB Opinion No. 25, and in addition, is required to disclose pro forma net income and earnings per share using the fair value based method prescribed by SFAS No. 123. Accordingly, no compensation cost for these plans has been recognized in the Consolidated Statements of Income for 1998, 1997 and 1996.

In determining the pro forma disclosures required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming the stock option plan was accounted for using the fair value method prescribed by SFAS No. 123, the weighted average assumptions used and the grant date fair value of options granted in 1998, 1997 and 1996:

Years ended December 31,                          1998         1997        1996
--------------------------------------------------------------------------------

Net income                     As reported      $10,048       $9,087      $8,425
                                 Pro forma       $9,696       $8,783      $8,306

Earnings per share - basic     As reported        $1.01         $.92        $.87
                                 Pro forma         $.97         $.89        $.85

Earnings per share - diluted   As reported         $.97         $.89        $.84
                                 Pro forma         $.94         $.86        $.83

Weighted average fair value                       $5.40        $4.31       $2.59
Expected life                                 8.6 years    8.4 years   6.3 years
Risk-free interest rate                           6.04%         6.3%        6.6%
Expected volatility                               25.9%        21.2%       17.2%
Expected dividend yield                            4.0%        4.25%        4.0%

The pro forma effect on net income and earnings per share for 1998, 1997 and 1996 is not representative of the pro forma effect on net income and earnings per share for future years because it does not reflect compensation cost for options granted prior to January 1, 1995.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 1998, a total of 2,603,797 common stock shares were reserved for issuance under the 1988 Amended and Restated Stock Option Plan, the 1997 Equity Incentive Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1998, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1998, the most recent notification from the FDIC categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents the Corporation's and the Bank's actual capital amounts and ratios at December 31, 1998 and 1997, as well as the corresponding minimum regulatory amounts and ratios:

                                                                                         To Be Well Capitalized
                                                                                              Under Prompt
                                                                  For Capital Adequacy      Corrective Action
                                                  Actual                Purposes               Provisions
                                          ----------------------------------------------------------------------
                                             Amount     Ratio         Amount     Ratio         Amount    Ratio
----------------------------------------------------------------------------------------------------------------
As of December 31, 1998:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                          $75,417     15.17%       $39,759      8.00%       $49,699    10.00%
      Bank                                  $73,275     14.74%       $39,759      8.00%       $49,699    10.00%
Tier 1 Capital (to Risk-Weighted Assets):
      Consolidated                          $64,568     12.99%       $19,879      4.00%       $29,820     6.00%
      Bank                                  $62,426     12.56%       $19,879      4.00%       $29,820     6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                          $64,568      7.25%       $35,631      4.00%       $44,539     5.00%
      Bank                                  $64,426      7.00%       $35,631      4.00%       $44,539     5.00%

As of December 31, 1997:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                          $64,573     14.39%       $35,901      8.00%       $44,876    10.00%
      Bank                                  $62,812     14.00%       $35,901      8.00%       $44,876    10.00%
Tier 1 Capital (to Risk-Weighted Assets):
      Consolidated                          $58,924     13.13%       $17,950      4.00%       $26,925     6.00%
      Bank                                  $57,163     12.74%       $17,950      4.00%       $26,925     6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                          $58,924      7.47%       $31,570      4.00%       $39,462     5.00%
      Bank                                  $57,163      7.24%       $31,570      4.00%       $39,462     5.00%

(1) Leverage ratio

(16) Earnings per Share

        Years ended December 31,                          1998                  1997                 1996
        ---------------------------------------------------------------------------------------------------------
                                                    Basic     Diluted     Basic    Diluted     Basic    Diluted
                                                  ---------------------------------------------------------------
        Net income                                  $10,048    $10,048    $9,087     $9,087    $8,425     $8,425

        Share amounts, in thousands:
           Average outstanding                      9,974.1    9,974.1   9,861.8    9,861.8   9,735.5    9,735.5
           Common stock equivalents                       -      380.2         -      382.5         -      348.2
        ---------------------------------------------------------------------------------------------------------
           Weighted average outstanding             9,974.1   10,354.3   9,861.8   10,244.3   9,735.5   10,083.7
        ---------------------------------------------------------------------------------------------------------
        Earnings per share                            $1.01       $.97      $.92       $.89      $.87       $.84
        ---------------------------------------------------------------------------------------------------------


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

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 1998 and 1997 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market accounts is equal to the amount payable on demand as of December 31, 1998 and 1997. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

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


The following table presents the fair values of the Corporation's financial instruments:

        December 31,                                             1998                           1997
        --------------------------------------------------------------------------------------------------------
                                                       Carrying       Estimated       Carrying        Estimated
                                                        Amount        Fair Value       Amount        Fair Value
                                                    ------------------------------------------------------------
        Financial Assets
           On-balance sheet:
             Cash and cash equivalents                   $28,775         $28,775        $25,500         $25,500
             Mortgage loans held for sale                  5,944           5,999          3,772           3,828
             Securities available for sale               315,265         315,265        237,066         237,066
             Securities held to maturity                  95,647          96,548         51,807          52,586
             Federal Home Loan Bank stock                 16,444          16,444         16,444          16,444
             Loans, net of allowance for loan losses     439,086         453,354        447,075         456,626
             Accrued interest receivable                   5,540           5,540          4,896           4,896
           Off-balance sheet financial instruments
           relating to assets:
             Interest rate floor contracts                   469           1,404            395             663

        Financial Liabilities
           On-balance sheet:
             Noninterest bearing demand deposits         $87,383         $87,383        $75,282         $75,282
             Non-term savings accounts                   210,093         210,093        185,073         185,073
             Certificates of deposit                     277,847         279,709        270,571         271,629
             Short term borrowings                        15,033          15,033         20,337          20,337
             Federal Home Loan Bank advances             262,106         266,523        187,001         187,173
             Accrued interest payable                      2,612           2,612          2,715           2,715

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

       Statements of Income
       Years ended December 31,                                1998            1997            1996
       ----------------------------------------------------------------------------------------------
       Dividends from bank subsidiary                         $6,480          $3,750          $3,000
       Other expense                                               -              40               -
       ----------------------------------------------------------------------------------------------

       Net income before income taxes and
          undistributed earnings of subsidiary                 6,480           3,710           3,000
       Income tax benefit                                          -              14               -
       ----------------------------------------------------------------------------------------------
       Income before undistributed earnings
          of subsidiary                                        6,480           3,724           3,000
       Equity in undistributed earnings of subsidiary          3,568           5,363           5,425
       ----------------------------------------------------------------------------------------------
       Net income                                            $10,048          $9,087          $8,425
       ----------------------------------------------------------------------------------------------


       Balance Sheets
       December 31,                                                            1998            1997
       ----------------------------------------------------------------------------------------------
       Assets:
         Cash on deposit with bank subsidiary                                 $1,947          $1,388
         Investment in bank subsidiary at equity value                        70,924          65,443
         Dividend receivable from bank subsidiary                              1,200           1,200
         Due from bank subsidiary                                                  -             100
       ----------------------------------------------------------------------------------------------
       Total assets                                                          $74,071         $68,131
       ----------------------------------------------------------------------------------------------
       Liabilities:
       Dividends payable                                                      $1,005            $927
       ----------------------------------------------------------------------------------------------
       Shareholders' Equity:
         Common stock of $.0625 par value; authorized
          30 million shares in 1998 and 1997; issued
          10,010,962 shares in 1998 and 9,902,921 shares in 1997                 626             413
         Paid-in capital                                                       2,855           3,705
          Retained earnings                                                   62,196          56,360
          Net unrealized gain on securities available for sale                 7,389           7,059
          Treasury stock, at cost                                                  -            (333)
        ---------------------------------------------------------------------------------------------
        Total shareholders' equity                                            73,066          67,204
        ---------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                           $74,071         $68,131
        ---------------------------------------------------------------------------------------------

        Statements of Cash Flows
        Years ended December 31,                                           1998            1997            1996
        ---------------------------------------------------------------------------------------------------------
        Cash flow from operating activities:
           Net income                                                    $10,048          $9,087          $8,425
           Adjustments to reconcile net income
             to net cash provided by operating activities:
           Equity effect of undistributed earnings of subsidiary          (3,568)         (5,363)         (5,425)
           (Increase) decrease in dividend receivable                          -            (450)             90
           Decrease (increase) in due from bank subsidiary                   100            (100)              -
        ---------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                          6,580           3,174           3,090
        ---------------------------------------------------------------------------------------------------------
        Cash flows from investing activities:
            Payments for investments in and advances
              to subsidiaries                                             (1,583)              -               -
        ---------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                             (1,583)              -               -
        ---------------------------------------------------------------------------------------------------------
        Cash flows from financing activities:
           Purchase of treasury stock                                     (3,005)         (1,589)           (240)
           Proceeds from issuance of common stock                          2,494           1,199           1,262
           Cash dividends paid                                            (3,927)         (3,333)         (2,980)
        ---------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                             (4,438)         (3,723)         (1,958)
        ---------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash                                      559            (549)          1,132
        Cash at beginning of year                                          1,388           1,937             805
        ---------------------------------------------------------------------------------------------------------
        Cash at end of year                                               $1,947          $1,388          $1,937
        ---------------------------------------------------------------------------------------------------------

(18) Subsequent Event
On February 23, 1999, the Corporation announced that it had signed a definitive agreement to acquire PierBank, a Rhode Island-chartered community bank with assets of $59.4 million, which is headquartered in South Kingstown, Rhode Island. Under the terms of the agreement, Washington Trust Bancorp, Inc. will exchange shares of its common stock for shares of PierBank common stock. Each
PierBank share will initially be valued at approximately $8.60, for a total transaction value of $13.7 million. The actual number and value of Washington Trust Bancorp, Inc. common shares to be issued to PierBank shareholders will be based on an exchange formula using the average closing price of Washington Trust Bancorp's common stock during the 15 trading days prior to receiving final regulatory approval. Based on the initial exchange ratio, Washington Trust Bancorp will exchange .4517 shares of its common stock for each share of common stock held by a PierBank shareholder. In accordance with the agreement, PierBank granted Washington Trust Bancorp, Inc. an option to acquire under certain terms and conditions up to 319,810 shares at $7.48 per share. The option was granted as an inducement to Washington Trust Bancorp Inc.'s willingness to enter into the agreement. The purchase, which is expected to be completed in the second half of 1999, is subject to approval by PierBank's shareholders as well as State and Federal banking regulators. The transaction is expected to be a tax-free reorganization and accounted for as a pooling of interests.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information regarding directors is presented under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 19, 1999 prepared for the Annual Meeting of Shareholders to be held April 27, 1999 and incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I under the caption "Executive Officers of the Registrant".

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement dated March 19, 1999 prepared for the Annual Meeting of Shareholders to be held April 27, 1999, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item appears under the caption "Compensation of Directors and Executive Officers - Executive Compensation" in the Corporation's Proxy Statement dated March 19, 1999 prepared for the Annual Meeting of
Shareholders to be held April 27, 1999, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item appears under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 19, 1999 prepared for the Annual Meeting of Shareholders to be held April 27, 1999, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the caption "Indebtedness and Other Transactions" in the Corporation's Proxy Statement dated March 19, 1999 prepared for the Annual Meeting of Shareholders to be held April 27, 1999.

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

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

(c)   Exhibit Index.

      Exhibit Number
      --------------------

                3.a        Restated  Articles of Incorporation of the Registrant
                           - Filed as Exhibit 3.(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
                            (1)

                3.b Amendment to Restated Articles of Incorporation - Filed as Exhibit 3.i to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. (1)

                3.c Amended and Restated By-Laws of the Corporation - Filed as Exhibit 3.c to the Registrant's Annual Report on Form 10-K for the fiscal year ended December ,31 1997.
                           (1)

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

               10.c        Amended  and  Restated  Nonqualified  Deferred
                           Compensation Plan - Filed as Exhibit 4.4   to the
                           Registrant's Registration Statement on Form S-8 (File No. 333-72277) filed with the Commission on February 12, 1999. (1) (2)

               10.d Amended and Restated 1988 Stock Option Plan - Filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994.
                           (1) (2)

               10.e Vote of the Board of Directors of the Corporation which constitutes the 1996 Directors' Stock Plan
                           - Filed as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8
                           (File No. 333-13167) filed with the Commission on October 1, 1996. (1) (2)

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

               10.h        Change in Control Agreements with Executive Officers
                           - Filed herewith. (2)

               21 Subsidiaries of the Registrant - Filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (1)

               23          Consent of Independent Auditors - Filed herewith.

               27          Financial Data Schedules - Filed herewith.

      --------------------

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


                                 WASHINGTON TRUST BANCORP, INC.
                                 -----------------------------------------------
                                 (Registrant)

Date:  February 18, 1999      By   John C. Warren
------------------------         -----------------------------------------------
                                 John C. Warren
                                 President, Chief Executive Officer and Director
                                 (principal executive officer)

Date:  February 18, 1999      By   David V. Devault
------------------------         -----------------------------------------------
                                 David V. Devault
                                 Executive Vice President,
                                 Treasurer  and  Chief Financial Officer
                                 (principal financial and  principal
                                 accounting officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Date:  February 18, 1999                 Alcino G. Almeida
     ----------------------------             ----------------------------------
                                              Alcino G. Almeida, Director

     Date:  February   , 1999
     ----------------------------             ----------------------------------
                                              Gary P. Bennett, Director

     Date:  February 18, 1999                 Steven J. Crandall
     ----------------------------             ----------------------------------
                                              Steven J. Crandall, Director

     Date:  February 18, 1999                 Richard A. Grills
     ----------------------------             ----------------------------------
                                              Richard A. Grills, Director

     Date:  February 18, 1999                 Larry J. Hirsch
     ----------------------------             ----------------------------------
                                              Larry J. Hirsch, Director

     Date:  February 18, 1999                 Katherine W. Hoxsie
     ----------------------------             ----------------------------------
                                              Katherine W. Hoxsie, Director

     Date:  February   , 1999
     ----------------------------             ----------------------------------
                                              Mary E. Kennard, Director

     Date:  February 18, 1999                 Joseph J. Kirby
     ----------------------------             ----------------------------------
                                              Joseph J. Kirby, Director

     Date:  February 18, 1999                 James W. McCormick, Jr.
     ----------------------------             ----------------------------------
                                              James W. McCormick, Jr., Director

     Date:  February   , 1999
     ----------------------------             ----------------------------------
                                              Brendan P. O'Donnell, Director

     Date:  February 18, 1999                 Victor J. Orsinger
     ----------------------------             ----------------------------------
                                              Victor J. Orsinger II, Director

     Date:  February 18, 1999                 Anthony J. Rose, Jr.
     ----------------------------             ----------------------------------
                                              Anthony J. Rose, Jr., Director

     Date:  February 18, 1999                 James P. Sullivan
     ----------------------------             ----------------------------------
                                              James P. Sullivan, Director

     Date:  February 18, 1999                 Neil H. Thorp
     ----------------------------             ----------------------------------
                                              Neil H. Thorp, Director

     Date:  February 18, 1999                 John C. Warren
     ----------------------------             ----------------------------------
                                              John C. Warren, Director