Form 10-Q
period 1999-03-31
WASHINGTON TRUST BANCORP INC
filed 1999-05-14
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended March 31, 1999 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                       Commission file number: 000-13091

                     -------------------------------------

                         WASHINGTON TRUST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                     -------------------------------------


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


The number of shares of common stock of the registrant outstanding as of May 7, 1999 was10,120,257.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                      For The Quarter Ended March 31, 1999


                                TABLE OF CONTENTS


                                                                         Page
                                                                        Number
PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       March 31, 1999 and December 31, 1998                                3

Consolidated Statements of Income
       Three Months Ended March 31, 1999 and 1998                          4

Consolidated Statements of Changes in Shareholders' Equity
       Three Months Ended March 31, 1999 and 1998                          5

Consolidated Statements of Cash Flows
       Three Months Ended March 31, 1999 and 1998                          6

Condensed Notes to Consolidated Financial Statements                       8

Independent Auditors' Review Report                                        10

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                     11


Item 3.  Quantitative and Qualitative Disclosures About Market Risk        18


PART II.  Other Information                                                19


Signatures                                                                 20



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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                      (Unaudited)
                                                       March 31,    December 31,
                                                         1999           1998
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                                 $13,889       $18,475
Federal funds sold and other short-term investments      11,598        10,300
Mortgage loans held for sale                              4,386         5,944
Securities:
   Available for sale, at fair value                    343,686       315,265
   Held to maturity, at cost; fair value $96,918
     in 1999 and $96,548 in 1998                         96,744        95,647
--------------------------------------------------------------------------------
   Total securities                                     440,430       410,912

Federal Home Loan Bank stock, at cost                    16,444        16,444

Loans                                                   461,092       449,502
Less allowance for loan losses                           10,768        10,416
--------------------------------------------------------------------------------
   Net loans                                            450,324       439,086

Premises and equipment, net                              23,556        22,985
Accrued interest receivable                               6,169         5,540
Other assets                                              5,965         5,383
--------------------------------------------------------------------------------
   Total assets                                        $972,761      $935,069
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                               $84,306       $87,383
   Savings                                              208,702       210,093
   Time                                                 272,963       277,847
--------------------------------------------------------------------------------
   Total deposits                                       565,971       575,323

Dividends payable                                         1,113         1,005
Short-term borrowings                                    19,197        15,033
Federal Home Loan Bank advances                         303,955       262,106
Accrued expenses and other liabilities                    8,553         8,536
--------------------------------------------------------------------------------
   Total liabilities                                    898,789       862,003
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares; issued 10,119,093 shares
   in 1999 and 10,010,962 shares in 1998                    632           626
Paid-in capital                                           3,578         2,855
Retained earnings                                        63,696        62,196
Accumulated other comprehensive income                    6,066         7,389
--------------------------------------------------------------------------------
   Total shareholders' equity                            73,972        73,066
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity          $972,761      $935,069
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF INCOME


                                                               (Unaudited)
                                                        ------------------------
Three months ended March 31,                               1999           1998
--------------------------------------------------------------------------------

Interest income:
   Interest and fees on loans                            $9,665         $10,072
   Interest on securities                                 6,044           4,571
   Dividends on corporate stock
    and Federal Home Loan Bank stock                        532             509
   Interest on federal funds sold and
    other short-term investments                            141             169
--------------------------------------------------------------------------------
   Total interest income                                 16,382          15,321
--------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                         852             827
   Time deposits                                          3,460           3,890
   Federal Home Loan Bank advances                        3,831           3,072
   Other                                                    220             232
--------------------------------------------------------------------------------
   Total interest expense                                 8,363           8,021
--------------------------------------------------------------------------------
Net interest income                                       8,019           7,300
Provision for loan losses                                   450             450
--------------------------------------------------------------------------------
Net interest income after provision for loan losses       7,569           6,850
--------------------------------------------------------------------------------
Noninterest income:
   Trust revenue                                          1,419           1,224
   Service charges on deposit accounts                      725             633
   Merchant processing fees                                 249             155
   Net gains on sales of securities                         262              41
   Net gains on loan sales                                  328             329
   Other income                                             349             282
--------------------------------------------------------------------------------
   Total noninterest income                               3,332           2,664
--------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                         3,783           3,419
   Net occupancy                                            504             459
   Equipment                                                672             566
   Merchant processing costs                                141             111
   Office supplies                                          156             159
   Advertising and promotion                                172             112
   Other                                                  1,754           1,364
--------------------------------------------------------------------------------
   Total noninterest expense                              7,182           6,190
--------------------------------------------------------------------------------
Income before income taxes                                3,719           3,324
Income tax expense                                        1,106             931
--------------------------------------------------------------------------------
   Net income                                            $2,613          $2,393
--------------------------------------------------------------------------------

Per share information:
Earnings per share - basic                                 $.26            $.24
Earnings per share - diluted                               $.25            $.23
Cash dividends declared per share                          $.11            $.10


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                  (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                                                                 Accumulated
                                                                                    Other
                                          Common      Paid-in     Retained      Comprehensive     Treasury
                                          Stock       Capital     Earnings          Income          Stock      Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                 $626       $2,855      $62,196          $7,389             $-      $73,066
Net income                                                          2,613                                       2,613
Other comprehensive income net of tax:
   Net unrealized losses on securities,
     net of reclassification adjustment                                            (1,323)                     (1,323)
                                                                                                              --------
Comprehensive income                                                                                            1,290
Cash dividends declared                                            (1,113)                                     (1,113)
Shares issued                                 6          723                                                      729
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                  $632       $3,578      $63,696          $6,066             $-      $73,972
----------------------------------------------------------------------------------------------------------------------


Balance at January 1, 1998                 $413       $3,705      $56,360          $7,059          $(333)     $67,204
Net income                                                          2,393                                       2,393
Other comprehensive income net of tax:
   Net unrealized gains on securities,
     net of reclassification adjustment                                               910                         910
                                                                                                              --------
Comprehensive income                                                                                            3,303
Cash dividends declared                                              (998)                                       (998)
Shares issued                                 5          501                                       1,003        1,509
Shares repurchased                                                                                (1,684)      (1,684)
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1998                  $418       $4,206      $57,755          $7,969        $(1,014)     $69,334
----------------------------------------------------------------------------------------------------------------------






The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                  (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                   (Unaudited)
                                                                           ---------------------------
Three months ended March 31,                                                  1999              1998
------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                               $2,613            $2,393
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                                 450               450
     Depreciation of premises and equipment                                    693               573
     Amortization of premium in excess of accretion of
       discount on debt securities                                              23               284
     Net gains on sales of securities                                         (262)              (41)
     Net gains on loan sales                                                  (328)             (329)
     Proceeds from sales of loans                                           19,527            22,265
     Loans originated for sale                                             (17,676)          (24,016)
     Increase in accrued interest receivable                                  (629)             (441)
     Increase in other assets                                                 (540)             (325)
     Increase (decrease) in accrued expenses and other liabilities             698               (79)
     Other, net                                                                (56)              (53)
-----------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                 4,513               681
-----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                                             (56,511)          (95,619)
     Proceeds from sales                                                    12,890            19,532
     Maturities and principal repayments                                    13,412            11,663
   Securities held to maturity:
     Purchases                                                              (7,043)           (1,567)
     Maturities and principal repayments                                     5,967               370
   Principal collected on loans (under) over loan originations             (11,787)            5,276
   Proceeds from sales of other real estate owned                              151               340
   Purchases of premises and equipment                                      (1,265)             (858)
-----------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                   (44,186)          (60,863)
-----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net (decrease) increase in deposits                                      (9,352)           16,852
   Net increase (decrease) in other short-term borrowings                    4,164              (610)
   Proceeds from Federal Home Loan Bank advances                           147,336           168,400
   Repayment of Federal Home Loan Bank advances                           (105,487)         (124,591)
   Purchase of treasury stock                                                    -            (1,684)
   Proceeds from issuance of common stock                                      729             1,509
   Cash dividends paid                                                      (1,005)             (927)
-----------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                36,385            58,949
-----------------------------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents                                (3,288)           (1,233)
   Cash and cash equivalents at beginning of year                           28,775            25,500
-----------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                              $25,487           $24,267
-----------------------------------------------------------------------------------------------------
(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


Three months ended March 31,                                                  1999             1998
-----------------------------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                        $194               $44
   Loans charged off                                                           142                55
   (Decrease) increase in net unrealized gain on
     securities available for sale                                          (1,323)              910

Supplemental Disclosures:
   Interest payments                                                        $8,148            $4,541
   Income tax payments                                                           1                 2





The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of March 31, 1999 and December 31, 1998 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of Washington Trust Bancorp, Inc. presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998 included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998

(2) Securities Available for Sale

Securities available for sale are summarized as follows:

                                                      Amortized         Unrealized        Unrealized         Fair
                                                        Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
March 31, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                $116,116           $1,146            $(184)          $117,078
Mortgage-backed securities                              166,405              513             (445)           166,473
Corporate bonds                                          37,733              103             (265)            37,571
Corporate stocks                                         13,211            9,638             (285)            22,564
---------------------------------------------------------------------------------------------------------------------
Total                                                   333,465           11,400           (1,179)           343,686
---------------------------------------------------------------------------------------------------------------------
December 31, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 113,757            1,782              (12)           115,527
Mortgage-backed securities                              143,906              666             (495)           144,077
Corporate bonds                                          27,533              179             (209)            27,503
Corporate stocks                                         17,842           10,408              (92)            28,158
---------------------------------------------------------------------------------------------------------------------
Total                                                  $303,038          $13,035            $(808)          $315,265
---------------------------------------------------------------------------------------------------------------------

Securities available for sale with a fair value of $31,837 and $27,800 were pledged to secure Treasury Tax and Loan deposits, short-term borrowings and public deposits at March 31, 1999 and December 31, 1998, respectively.

For the three months ended March 31, 1999, proceeds from sales of securities available for sale amounted to $12,890 while net realized gains on these sales amounted to $262.

(3) Securities Held to Maturity

The amortized cost and fair value of securities held to maturity are summarized as follows:

                                                     Amortized           Unrealized        Unrealized        Fair
                                                        Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
March 31, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $25,984              $67             $(27)           $26,024
Mortgage-backed securities                               43,586              267             (480)            43,373
States and political subdivisions                        27,174              361              (14)            27,521
---------------------------------------------------------------------------------------------------------------------
Total                                                    96,744              695             (521)            96,918
---------------------------------------------------------------------------------------------------------------------
December 31, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  21,987              133               (1)            22,119
Mortgage-backed securities                               46,088              335              (96)            46,327
States and political subdivisions                        27,572              531               (1)            28,102
---------------------------------------------------------------------------------------------------------------------
Total                                                   $95,647             $999             $(98)           $96,548
---------------------------------------------------------------------------------------------------------------------

There were no sales or transfers of securities held to maturity during the three months ended March 31, 1999.

(4) Loan Portfolio The following is a summary of loans:

                                                     March 31,      December 31,
                                                        1999            1998
--------------------------------------------------------------------------------
Commercial:
    Mortgages                                         $78,396         $70,468
    Construction and development                          608             612
    Other (1)                                         114,187         111,477
--------------------------------------------------------------------------------
Total commercial                                      193,191         182,557

Residential real estate:
    Mortgages                                         181,918         179,589
    Homeowner construction                              9,125          10,046
--------------------------------------------------------------------------------
Total residential real estate                         191,043         189,635

Consumer (2)                                           76,858          77,310
--------------------------------------------------------------------------------
    Total loans                                      $461,092        $449,502
--------------------------------------------------------------------------------

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.
(2) Includes credit card loans totaling $5.0 million and $5.4 million at March 31, 1999 and December 31, 1998, respectively.

(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

Three months ended March 31,                             1999             1998
--------------------------------------------------------------------------------
Balance at beginning of period                        $10,416           $8,835
Provision charged to expense                              450              450
Recoveries                                                 44               79
Loans charged off                                        (142)             (55)
--------------------------------------------------------------------------------
Balance at end of period                              $10,768           $9,309
--------------------------------------------------------------------------------




INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of March 31, 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 1999 and 1998. These consolidated financial statements are the responsibility of the Corporation's management.

We conduct our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical review procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Corporation as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended not presented herein; and in our report dated January 21, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects.



KPMG  LLP

Providence, Rhode Island
April 15, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
  AND RESULTS OF OPERATIONS


Results of Operations - Quarters Ended March 31, 1999 and 1998
The Corporation recorded net income of $2.6 million for the three months ended March 31, 1999, an increase of 9.2 % over the $2.4 million of net income recorded in the first quarter of 1998. Diluted earnings per share for the quarter ended March 31, 1999 amounted to $.25, up from $.23 per share on net income earned in the comparable 1998 quarter.

The Corporation's rates of return on average assets and average equity for the quarter ended March 31, 1999 were 1.10% and 14.17%, respectively. Comparable amounts for the first quarter of 1998 were 1.14% and 13.88%, respectively.

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and borrowings) for the first quarter of 1999 amounted to $8.0 million, an increase of 9.8% from the $7.3 million reported for the three months ended March 31, 1998. This increase was primarily attributable to net interest income generated by investment securities. (See additional discussion under the caption "Net Interest Income".)

The provision for loan losses for the three months ended March 31, 1999 amounted to $450 thousand, unchanged from the prior year period.

Other noninterest income (noninterest income excluding net gains on sales of securities available for sale) amounted to $3.1 million for the first quarter of 1999, up 17.0% over the comparable 1998 amount. This increase was primarily due to growth in revenues for trust services and increases in other service charges. For the three months ended March 31, 1999 and 1998, net gains on sales of securities amounted to approximately $262 thousand and $41 thousand, respectively.

Total noninterest expense for the quarter ended March 31, 1999 amounted to $7.2 million, an increase of 16.0% from the comparable 1998 amount. This increase was primarily attributable to higher salaries and benefits expense and increases in equipment and occupancy expenses resulting from the Corporation's expansion of its market area. Equipment and net occupancy costs rose 18.7% and 10.0%, respectively, over the prior year period due primarily to depreciation of premises and equipment incurred in connection with the Corporation's market area expansion efforts. Included in other noninterest expenses for the three months ended March 31, 1999 was a contribution to the Corporation's charitable foundation amounting to approximately $270 thousand. This transaction resulted in the realized securities gains of $262 thousand mentioned previously.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the three months ended March 31, 1999 amounted to $8.3 million, up by 10.4% over the same 1998 period due primarily to the growth in interest-earning assets. The net interest margin (FTE net interest income as a percentage of average interest-earning assets) declined slightly from 3.81% in the first quarter of 1998 to 3.73% in 1999.

For the three months ended March 31, 1999, average interest-earning assets amounted to $902.6 million, an increase of $112.2 million, or 14.2%, over the comparable 1998 amount. The growth in average interest-earning assets was due to growth in the securities portfolio. Total average securities rose $113.5 million or 33.9% over the comparable prior year period, mainly due to purchases of debt securities. The FTE rate of return on securities was 6.31% for the first quarter of 1999, down from 6.50% for the same 1998 period. The decrease in yields reflects lower marginal rates on investment purchases. The FTE rate of return on average interest-earning assets was 7.49% for the three months ended March 31, 1999, down from 7.87% for the same 1998 period due to reduction in yields on loans and taxable debt securities.

The yield on average total loans amounted to 8.66% for the three months ended March 31, 1999, down from 8.87% in the comparable 1998 period due primarily to lower yields on new loan originations. Average total loans for the three months ended March 31, 1999 declined slightly from the prior year and amounted to $454.2 million. Average consumer loans and residential real estate loans rose by 2.9% and 1.1% over the prior year, respectively, while average commercial loans decreased by 3.0%. As a result of prime rate decreases during the fourth quarter of 1998, the yields on consumer and residential real estate loans declined 44 basis points and 42 basis points to 8.66% and 7.79%, respectively. The yield on commercial loans increased 12 basis points from the first quarter of 1998 to 9.55%. The increase in yields on commercial loans was mainly due to the recognition of interest income relating to payoffs of nonaccrual loans.

The Corporation's total cost of funds on interest-bearing liabilities amounted to 4.29% for the three months ended March 31, 1999, down from 4.63% for the comparable 1998 period. This decrease was due primarily to reduced rates paid on both borrowed funds and deposits. Average FHLB advances amounted to $288.9 million, up 37.3% from the $210.5 million average balance for the comparable 1998 period. The average rate paid on FHLB advances for the three months ended March 31, 1999 was 5.38%, an decrease of 46 basis points from the prior year rate. Average time deposits declined $3.3 million to $280.5 million with a decrease of 48 basis points in the rate paid. Average savings deposits for the three months ended March 31, 1999 increased 12.1% from the comparable 1998 amount to $204.2 million. The rate paid on these deposits was 1.69% for the first three months of 1999, down from 1.82% for the same 1998 period. For the three months ended March 31, 1999, average demand deposits, an interest-free funding source, were up by $8.6 million, or 12.0%, from the same prior year period.

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

Three months ended March 31,                                1999                                1998
---------------------------------------- ------------------------------------ --------------------------------------
                                            Average                   Yield/       Average                  Yield/
(Dollars in thousands)                      Balance      Interest      Rate        Balance     Interest       Rate
---------------------------------------- ------------- ----------- ---------- -------------- ------------ ----------
Assets:
Residential real estate loans              $191,615        3,683       7.79%      $189,444       3,891        8.21%
Commercial and other loans                  186,464        4,390       9.55%       192,136       4,532        9.43%
Consumer loans                               76,089        1,625       8.66%        73,970       1,682        9.10%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              454,168        9,698       8.66%       455,550      10,105        8.87%
Federal funds sold  and other
  short-term investments                     12,079          141       4.75%        12,405         168        5.43%
Taxable debt securities                     378,376        5,729       6.14%       275,253       4,380        6.37%
Nontaxable debt securities                   27,178          476       7.11%        17,774         290        6.52%
Corporate stocks and FHLB stock              30,782          628       8.27%        29,448         607        8.25%
--------------------------------------------------------------------------------------------------------------------
   Total securities                         448,415        6,974       6.31%       334,880       5,445        6.50%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets            902,583       16,672       7.49%       790,430      15,550        7.87%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                  49,522                                 49,231
--------------------------------------------------------------------------------------------------------------------
   Total assets                            $952,105                               $839,661
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Savings deposits                           $204,160          852       1.69%      $182,156         827        1.82%
Time deposits                               280,537        3,460       5.00%       283,880       3,890        5.48%
FHLB advances                               288,876        3,831       5.38%       210,466       3,072        5.84%
Other                                        17,727          220       5.04%        16,649         232        5.57%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities       791,300        8,363       4.29%       693,151       8,021        4.63%
Demand deposits                              79,717                                 71,149
Non interest-bearing liabilities              7,316                                  8,539
--------------------------------------------------------------------------------------------------------------------
Total liabilities                           878,333                                772,839
Total shareholders' equity                   73,772                                 66,822
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
   shareholders' equity                    $952,105                               $839,661
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                    $8,309                                $7,529
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    3.20%                                  3.24%
Net interest margin                                                    3.73%                                  3.81%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,                            1999              1998
--------------------------------------------------------------------------------
Commercial and other loans                               $33               $33
Nontaxable debt securities                               161                98
Corporate stocks                                          96                98

Financial Condition and Liquidity
Total assets amounted to $972.8 million at March 31, 1999, an increase of $37.7 million, or 4.0%, from the December 31, 1998 amount of $935.1 million. Average assets totaled $952.1 million for the three months ended March 31, 1999, up by 13.4% over the comparable 1998 period.

Nonperforming   assets   (nonaccrual   loans  and  property   acquired   through
foreclosure) amounted to $5.0 million or .51% of total assets at March 31, 1999, down from $5.9 million or .63% of total assets at December 31, 1998.

Securities Available for Sale - The carrying value of securities available for sale at March 31, 1999 amounted to $343.7 million, an increase of 9.0% over the December 31, 1998 amount of $315.3 million. This increase is attributable to purchases of debt securities. The net unrealized gain on securities available for sale amounted to $10.2 million, down 16.4% from the December 31, 1998 balance of $12.2 million. This decrease was attributable to the effect of increases in Treasury rates that occurred in the first quarter of 1999 and a decline in net unrealized gains on corporate stocks.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $96.7 million at March 31, 1999, up from $95.6 million at December 31, 1998. The net unrealized gain on securities held to maturity amounted to approximately $174 thousand at March 31, 1999, down from $901 thousand at December 31, 1998. This decline was primarily due to the effects of increases in Treasury rates that occurred in the first quarter of 1999.

Loans - Total loans amounted to $461.1 million at March 31, 1999, an increase of $11.6 million, or 2.6%, from the December 31, 1998 balance of $449.5 million. Growth in the loan portfolio was led by increases in the commercial loan portfolio. Commercial loans increased $10.6 million or 5.8% to $193.2 million at March 31, 1999. Total residential real estate loans increased by $1.4 million over the December 31, 1998 balance to $191.0 million.

Deposits - Total deposits amounted to $566.0 million at March 31, 1999, down by 1.6% from the December 31, 1998 amount of $575.3 million. In the first quarter of 1999, time deposits declined $4.9 million and amounted to $273.0 million. Demand deposits totaled $84.3 million at March 31, 1999, compared to the December 31, 1998 balance of $87.4 million. Savings deposits decreased by $1.4 million from the December 31, 1998 balance to $210.1 million.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other short-term borrowings as part of its overall funding strategy. The additional FHLB advances and short-term borrowings were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. FHLB advances amounted to $304.0 million at March 31, 1999, up by $41.8 million from the December 31, 1998 amount. In addition, short-term borrowings outstanding at March 31, 1999 amounted to $19.2 million.

For the three months ended March 31, 1999, net cash provided by operations amounted to $4.5 million, the majority of which was generated by net income and loan sale activity. A lower interest rate environment led to volume growth in loans sold into the secondary market. Proceeds from sales of loans in the three months ended March 31, 1999 amounted to $19.5 million, while loans originated for sale in the first three months of 1999 amounted to $17.7 million. Net cash used in investing activities amounted to $44.2 million and was primarily used to purchase securities available for sale. Net cash provided by financing activities of $36.4 million was generated mainly by a net increase in FHLB advances of $41.8 million. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                     March 31,      December 31,
(Dollars in thousands)                                 1999             1998
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due             $2,458           $2,421
Nonaccrual loans less than 90 days past due            2,220            3,192
--------------------------------------------------------------------------------
Total nonaccrual loans                                 4,678            5,613
Other real estate owned                                  285              243
--------------------------------------------------------------------------------
Total nonperforming assets                            $4,963           $5,856
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans         1.01%            1.25%
Nonperforming assets as a percentage of total assets     .51%             .63%
Allowance for loan losses to nonaccrual loans         230.18%          185.58%

Not included in the analysis of nonperforming assets at March 31, 1999 and December 31, 1998 above are approximately $172 thousand and $150 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

Impaired loans consist of all nonaccrual commercial loans. At March 31, 1999, the recorded investment in impaired loans was $3.0 million, which had a related allowance amounting to $694 thousand. The balance of impaired loans which did not require an allowance at March 31, 1999 amounted to $7 thousand. During the three months ended March 31, 1999, the average recorded investment in impaired loans was $3.0 million. Also during this period, interest income recognized on impaired loans amounted to approximately $124 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                                     March 31,      December 31,
(Dollars in thousands)                                 1999             1998
--------------------------------------------------------------------------------
Residential mortgages                                 $1,392           $1,417
Commercial:
   Mortgages                                             979            1,522
   Other (1)                                           1,974            2,141
Consumer                                                 333              533
--------------------------------------------------------------------------------
Total nonaccrual loans                                $4,678           $5,613
--------------------------------------------------------------------------------
(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.


Capital Resources
Total equity capital amounted to $74.0 million, or 7.6% of total assets at March 31, 1999. This compares to $73.1 million, or 7.8% at December 31, 1998. The reduction in this ratio is due primarily to the growth in assets resulting from purchases of investment securities. Total equity increased by approximately $906 thousand from December 31, 1998. The increase in equity resulting from earnings retention was reduced by a $1.3 million decline in net unrealized gains on securities. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At March 31, 1999, the Corporation's Tier 1 capital ratio was 12.82% and the total risk-adjusted capital ratio was 14.91%. These ratios were both above the ratios required to be categorized as well-capitalized.

Dividends payable at March 31, 1999 totaled approximately $1.1 million, representing $.11 per share paid on April 15, 1999, an increase of 10.0% over the $.10 per share declared in the fourth quarter of 1998. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Book value per share as of March 31, 1999 and 1998 amounted to $7.31 and $6.94, respectively.

On April 15, 1999, the Corporation announced that its Board of Directors voted to terminate the Corporation's stock repurchase program which had been previously announced on December 22, 1997. The repurchase program permitted the acquisition of up to 225,000 shares (adjusted to reflect a 3-for-2 stock split in August 1998) in the open market or in private transactions, based upon market conditions. Approximately 139,000 shares were repurchased under this program.

Acquisition of PierBank
On February 23, 1999, the Corporation announced that it had signed a definitive agreement to acquire PierBank, a Rhode Island-chartered community bank with assets of $59.4 million, which has its headquarters in South Kingstown, Rhode Island. Under the terms of the agreement, the Corporation will exchange shares of its common stock for shares of PierBank common stock. Each PierBank share will initially be valued at approximately $8.60, for a total transaction value of $13.8 million. The actual number and value of the Corporation's common shares to be issued to PierBank shareholders will be based on an exchange formula using the average closing price of the Corporation's common stock during the 15 trading days prior to receiving final regulatory approval. Based on the initial exchange ratio, the Corporation will exchange .452 shares of its common stock for each share of common stock held by a PierBank shareholder. In accordance with the agreement, PierBank granted the Corporation an option to acquire under certain terms and conditions up to 319,810 shares at $7.48 per share. The option was granted as an inducement to the Corporation's willingness to enter into the agreement. The purchase, which is expected to be completed in the second half of 1999, is subject to approval by PierBank's shareholders as well as state and federal banking regulators. The transaction is expected to be a tax-free reorganization and accounted for as a pooling of interests. On April 28, 1999, the Corporation filed with the Securities and Exchange Commission a Proxy Statement/Prospectus and Registration Statement on Form S-4 in connection with the Corporation's proposed acquisition of PierBank. On May 10, 1999, the Corporation filed an amendment to the Registration Statement. Also on May 10, 1999, the Registration Statement was declared effective by the Securities and Exchange Commission.

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

The Corporation has developed a Year 2000 Project Plan (the "Plan") to address the computer-related issues concerning the century date change (the transition from the year 1999 to the year 2000). The Corporation's information technology
(IT) and non-information technology (non-IT) systems have been included in the Plan. The Corporation uses internal computer systems, data communications systems and telecommunications systems as well as outside service providers (including hardware and software) to support and account for loans, deposits, fiduciary services and other purposes. Substantially all of the application software used by the Corporation is provided by outside vendors, under license or through outside service bureaus. The Corporation has distinguished between mission-critical and other, less critical, systems in assessing the needs of the Plan.

The Plan includes five phases: awareness, assessment, renovation, validation and testing, and contingency planning. The Plan calls for validation and testing of all IT and non-IT systems to be completed by June 30, 1999. The Corporation's evaluation is subject to on-going verification and review by its internal audit staff.

The Corporation expects that the total costs associated with the project will amount to approximately $500 thousand. The Corporation plans to account for most of these costs as expense items. In some cases, acquired hardware and software items will be capitalized and amortized in accordance with the Corporation's existing accounting policy. Total costs incurred for through March 31, 1999 amounted to approximately $300 thousand. These costs consisted primarily of system testing and modification, internal staffing and consulting, and were primarily recorded in noninterest expenses. The remaining project costs will be incurred throughout 1999. The costs of the project and the date on which the Corporation plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

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

The Corporation's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures will be expanded to include specific procedures for potential Year 2000 issues, and contingency plans to protect against Year 2000-related interruptions. These plans will include development of backup procedures and identification of alternative suppliers. Business resumption contingency planning is expected to be complete by June 30, 1999.

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

Recent Accounting Developments
In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a corporation to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This Statement defines conditions and criteria to be used in designating a derivative as a specific type of hedging instrument. SFAS No. 133 also explains the accounting for changes in the fair value of a derivative which depends on the intended use and the resulting designation. Under this Statement, a corporation is required to establish at the inception of the hedge the method to be used for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the corporation's approach to managing risk. SFAS No. 133 is effective for all fiscal quarters beginning after June 15, 1999 and is not to be applied retroactively to financial statements of prior periods. The Corporation has not yet determined what the effect of the adoption of this pronouncement will have on the financial position and earnings of the Corporation.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60 month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of March 31, 1999, the Corporation's estimated exposure as a percentage of net interest income for the next 12 month period and the subsequent 12 month period thereafter (months 13 - 24), respectively, is as follows:

                                         Months 1 - 12      Months 13 - 24
 ------------------------------------ ------------------- ------------------

  200 basis point increase in rates          -2.6%                -5.1%
  200 basis point decrease in rates          +1.7%                -0.9%

Since this simulation assumes the Corporation's balance sheet will remain static over the 24-month simulation horizon, the results do not reflect adjustments in strategy that the Corporation could implement in response to rate shifts, and should therefore not be relied upon as a projection of net interest income.

For a complete discussion of interest rate sensitivity and liquidity, including simulation assumptions, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

The Corporation also monitors the potential change in market value of its available for sale debt securities using both parallel rate shifts of up to 200 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of March 31, 1999, an immediate 200 basis point rise in rates would result in a 4.2% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 1.9% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the bank's available for sale securities portfolio at March 31, 1999, including both debt and equity securities, was 4.5%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
             No material changes since the filing of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults upon Senior Securities
             None

Item 4.  Submission of Matters to a Vote of Security Holders
             None

Item 5.  Other Information
             None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
              Exhibit No.
                 10          Changes in Control Agreement
                 11          Statement re Computation of Per Share Earnings

         (b) On March 2, 1999, a Form 8-K was filed which reported that the Corporation had signed a definitive agreement to acquire PierBank, a Rhode-Island-chartered community bank with assets of $59.4 million as of December 31, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WASHINGTON TRUST BANCORP, INC.
                                           (Registrant)



May 14, 1999                        By:  John C. Warren
                                    -----------------------
                                    John C. Warren
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)





May 14, 1999                        By:  David V. Devault
                                    -------------------------
                                    David V. Devault
                                    Executive Vice President, Treasurer and
                                    Chief Financial Officer
                                    (principal financial and accounting officer)