Form 10-Q
period 1999-06-30
WASHINGTON TRUST BANCORP INC
filed 1999-08-13
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly  report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly  period ended JUNE 30, 1999 or

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


The number of shares of common stock of the registrant outstanding as of July 31, 1999 was 10,141,290.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                       For The Quarter Ended June 30, 1999


                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       June 30, 1999 and December 31, 1998                                     3

Consolidated Statements of Income
       Three Months and Six Months Ended June 30, 1999 and 1998                4

Consolidated Statements of Changes in Shareholders' Equity
       Six Months Ended June 30, 1999 and 1998                                 5

Consolidated Statements of Cash Flows
       Six Months Ended June 30, 1999 and 1998                                 6

Condensed Notes to Consolidated Financial Statements                           8

Independent Auditors' Review Report                                           10

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           18


PART II.  Other Information                                                   20


Signatures                                                                    21


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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY         (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS





                                                   (Unaudited)
                                                    June 30,        December 31,
                                                      1999              1998
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                              $15,027             $18,475
Federal funds sold and other short-term investments   13,625              10,300
Mortgage loans held for sale                           3,820               5,944
Securities:
   Available for sale, at fair value                 344,333             315,265
   Held to maturity, at cost; fair value $103,031
      in 1999 and $96,548 in 1998                    104,918              95,647
--------------------------------------------------------------------------------
   Total securities                                  449,251             410,912

Federal Home Loan Bank stock, at cost                 16,444              16,444

Loans                                                476,185             449,502
Less allowance for loan losses                        11,200              10,416
--------------------------------------------------------------------------------
   Net loans                                         464,985             439,086

Premises and equipment, net                           23,081              22,985
Accrued interest receivable                            5,911               5,540
Other assets                                          24,360               5,383
--------------------------------------------------------------------------------
   Total assets                                   $1,016,504            $935,069
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                            $97,192             $87,383
   Savings                                           218,919             210,093
   Time                                              283,860             277,847
--------------------------------------------------------------------------------
   Total deposits                                    599,971             575,323

Dividends payable                                      1,115               1,005
Short-term borrowings                                 19,661              15,033
Federal Home Loan Bank advances                      314,894             262,106
Accrued expenses and other liabilities                 6,598               8,536
--------------------------------------------------------------------------------
   Total liabilities                                 942,239             862,003
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares; issued 10,136,114 shares
   in 1999 and 10,010,962 shares in 1998                 634                 626
Paid-in capital                                        3,892               2,855
Retained earnings                                     65,280              62,196
Accumulated other comprehensive income                 4,459               7,389
--------------------------------------------------------------------------------
   Total shareholders' equity                         74,265              73,066
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity     $1,016,504            $935,069
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                  (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                                              except per share data)





                                                                                            (Unaudited)
                                                                              Three Months            Six Months
                                                                         --------------------------------------------

Periods ended June 30,                                                        1999       1998        1999       1998
---------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                $9,876    $10,022     $19,541   $20,094
   Interest on securities                                                     6,155      5,132      12,199     9,704
   Dividends on corporate stock and Federal Home Loan Bank stock                515        535       1,047     1,043
   Interest on federal funds sold and other short-term investments              104        115         245       284
---------------------------------------------------------------------------------------------------------------------
   Total interest income                                                     16,650     15,804      33,032    31,125
---------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                             900        845       1,752     1,672
   Time deposits                                                              3,523      3,926       6,983     7,816
   Federal Home Loan Bank advances                                            4,002      3,331       7,833     6,403
   Other                                                                        254        288         474       520
---------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                     8,679      8,390      17,042    16,411
---------------------------------------------------------------------------------------------------------------------
Net interest income                                                           7,971      7,414      15,990    14,714
Provision for loan losses                                                       450        450         900       900
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           7,521      6,964      15,090    13,814
---------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust revenue                                                              1,475      1,361       2,894     2,585
   Service charges on deposit accounts                                          758        742       1,483     1,375
   Merchant processing fees                                                     393        222         642       377
   Net gains on sales of securities                                             122        351         384       392
   Net gains on loan sales                                                      231        414         558       743
   Other income                                                                 661        225       1,011       507
---------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                   3,640      3,315       6,972     5,979
---------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                             3,938      3,472       7,721     6,891
   Net occupancy                                                                543        502       1,047       961
   Equipment                                                                    709        622       1,381     1,188
   Merchant processing costs                                                    295        227         436       338
   Office supplies                                                              150        178         307       336
   Advertising and promotion                                                    291        169         463       281
   Other                                                                      1,392      1,620       3,145     2,985
---------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                  7,318      6,790      14,500    12,980
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    3,843      3,489       7,562     6,813
Income tax expense                                                            1,144        977       2,250     1,908
---------------------------------------------------------------------------------------------------------------------
   Net income                                                                $2,699     $2,512      $5,312    $4,905
---------------------------------------------------------------------------------------------------------------------

Per share information:
Earnings per share - basic                                                     $.27       $.25        $.53      $.49
Earnings per share - diluted                                                   $.26       $.24        $.51      $.47
Cash dividends declared per share                                              $.11       $.10        $.22      $.20


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                      (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                                                               Accumulated
                                                                                  Other
                                         Common      Paid-in    Retained      Comprehensive     Treasury
                                         Stock       Capital    Earnings          Income          Stock      Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                 $626       $2,855      $62,196          $7,389             $-      $73,066
Net income                                                          5,312                                       5,312
Other comprehensive income net of tax:
   Net unrealized losses on securities,
     net of reclassification adjustment                                            (2,930)                     (2,930)
                                                                                                               -------
Comprehensive income                                                                                            2,382
Cash dividends declared                                            (2,228)                                     (2,228)
Shares issued                                 8        1,037                                                    1,045
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                   $634       $3,892      $65,280          $4,459             $-      $74,265
----------------------------------------------------------------------------------------------------------------------


Balance at January 1, 1998                 $413       $3,705      $56,360          $7,059          $(333)     $67,204
Net income                                                          4,905                                       4,905
Other comprehensive income net of tax:
   Net unrealized gains on securities,
     net of reclassification adjustment                                             1,213                       1,213
                                                                                                              --------
Comprehensive income                                                                                            6,118
Cash dividends declared                                            (2,000)                                     (2,000)
Shares issued                                 5          349                                       1,282        1,636
Shares repurchased                                                                                (2,725)      (2,725)
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1998                   $418       $4,054      $59,265          $8,272        $(1,776)     $70,233
----------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  (Unaudited)
Six months ended June 30,                                                                   1999             1998
--------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                              $5,312            $4,905
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                                                900               900
     Depreciation of premises and equipment                                                 1,427             1,171
     Amortization of premium in excess of accretion of
       discount on debt securities                                                            285               604
     Net gains on sales of securities                                                        (384)             (392)
     Net gains on loan sales                                                                 (558)             (743)
     Proceeds from sales of loans                                                          33,275            45,469
     Loans originated for sale                                                            (34,919)          (46,182)
     Increase in accrued interest receivable                                                 (371)             (801)
     Increase in other assets                                                              (3,697)             (973)
     Increase (decrease) in accrued expenses and other liabilities                          2,218              (533)
     Other, net                                                                               (99)             (124)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                                3,389             3,301
--------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                                                            (84,012)         (122,712)
     Proceeds from sales                                                                   16,175            22,544
     Maturities and principal repayments                                                   34,424            30,761
   Securities held to maturity:
     Purchases                                                                            (31,477)           (6,388)
     Maturities and principal repayments                                                   22,209             2,349
   Principal collected on loans (under) over loan originations                            (22,634)            1,923
   Proceeds from sales of other real estate owned                                             338               504
   Purchases of premises and equipment                                                     (1,526)           (2,301)
   Purchase of bank-owned life insurance                                                  (18,000)                -
--------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                                  (84,503)          (73,320)
--------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                                                24,648            20,862
   Net increase in other short-term borrowings                                              4,628             6,430
   Proceeds from Federal Home Loan Bank advances                                          286,837           313,300
   Repayment of Federal Home Loan Bank advances                                          (234,049)         (258,970)
   Purchase of  treasury stock                                                                  -            (2,725)
   Proceeds from issuance of common stock                                                   1,045             1,636
   Cash dividends paid                                                                     (2,118)           (1,925)
--------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                               80,991            78,608
--------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                                      (123)            8,589
   Cash and cash equivalents at beginning of year                                          28,775            26,128
--------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of period                                             $28,652           $34,717
--------------------------------------------------------------------------------------------------------------------
(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



Six months ended June 30,                                                                   1999             1998
--------------------------------------------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                                       $252               $44
   Loans charged off                                                                          410               199
   (Decrease) increase in net unrealized gain on
     securities available for sale                                                         (2,930)            1,213

Supplemental Disclosures:
   Interest payments                                                                      $16,717           $16,385
   Income tax payments                                                                      2,101             1,183



The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of June 30, 1999 and December 31, 1998 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of Washington Trust Bancorp, Inc. presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. These statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1998, included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Securities Available for Sale

Securities available for sale are summarized as follows:

                                                       Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
June 30, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $113,022             $745            $(952)         $112,815
Mortgage-backed securities                               173,803              529           (1,583)          172,749
Corporate bonds                                           36,681                4             (637)           36,048
Corporate stocks                                          13,039           10,036             (354)           22,721
---------------------------------------------------------------------------------------------------------------------
Total                                                    336,545           11,314           (3,526)          344,333
---------------------------------------------------------------------------------------------------------------------
December 31, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  113,757            1,782              (12)          115,527
Mortgage-backed securities                               143,906              666             (495)          144,077
Corporate bonds                                           27,533              179             (209)           27,503
Corporate stocks                                          17,842           10,408              (92)           28,158
---------------------------------------------------------------------------------------------------------------------
Total                                                   $303,038          $13,035            $(808)         $315,265
---------------------------------------------------------------------------------------------------------------------

Securities available for sale with a fair value of $70,686 and $27,800 were pledged to secure Treasury Tax and Loan deposits, borrowings and public deposits at June 30, 1999 and December 31, 1998, respectively.

For the six months ended June 30, 1999, proceeds from sales of securities available for sale amounted to $16,175 while net realized gains on these sales amounted to $384.

(3) Securities Held to Maturity

The amortized cost and fair value of securities held to maturity are summarized as follows:

                                                      Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
June 30, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  $25,295              $25            $(417)          $24,903
Mortgage-backed securities                                51,938              142           (1,418)           50,662
States and political subdivisions                         27,685               72             (291)           27,466
---------------------------------------------------------------------------------------------------------------------
Total                                                    104,918              239           (2,126)          103,031
---------------------------------------------------------------------------------------------------------------------
December 31, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   21,987              133               (1)           22,119
Mortgage-backed securities                                46,088              335              (96)           46,327
States and political subdivisions                         27,572              531               (1)           28,102
---------------------------------------------------------------------------------------------------------------------
Total                                                    $95,647             $999             $(98)          $96,548
---------------------------------------------------------------------------------------------------------------------

There were no sales or transfers of securities held to maturity during the six months ended June 30, 1999.

(4) Loan Portfolio The following is a summary of loans:

                                                     June 30,       December 31,
                                                       1999             1998
--------------------------------------------------------------------------------
Commercial:
    Mortgages                                         $86,409            $70,468
    Construction and development                        1,285                612
    Other (1)                                         113,195            111,477
--------------------------------------------------------------------------------
Total commercial                                      200,889            182,557

Residential real estate:
    Mortgages                                         184,486            179,589
    Homeowner construction                             10,981             10,046
--------------------------------------------------------------------------------
Total residential real estate                         195,467            189,635

Consumer (2)                                           79,829             77,310
--------------------------------------------------------------------------------
    Total loans                                      $476,185           $449,502
--------------------------------------------------------------------------------

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.
(2) Includes credit card loans totaling $5.1 million and $5.4 million at June 30, 1999 and December 31,1998, respectively.

(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

                                      Three Months              Six Months
                                ------------------------------------------------
Periods ended June 30,             1999        1998          1999        1998
--------------------------------------------------------------------------------
Balance at beginning of period   $10,768      $9,309       $10,416      $8,835
Provision charged to expense         450         450           900         900
Recoveries                           250          97           294         176
Loans charged off                   (268)       (144)         (410)       (199)
--------------------------------------------------------------------------------
Balance at end of period         $11,200      $9,712       $11,200      $9,712
--------------------------------------------------------------------------------



INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of June 30, 1999, the related consolidated statements of income for the three month and six-month periods ended June 30, 1999 and 1998, and changes in shareholders' equity and cash flows for the six-month periods ended June 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Corporation's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1998, and the related consolidated statements of income, changes in stockholders' equity, and cash flows for the year then ended not presented herein; and in our report dated January 21, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998, is fairly stated, in all material respects.



KPMG LLP

Providence, Rhode Island
July 15, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Results of Operations
Net income for the three months ended June 30, 1999 amounted to $2.7 million, or $.26 per diluted share. Net income was 7.4% higher than the $2.5 million, or $.24 per diluted share, earned in the quarter ended June 30, 1998. The Corporation's rates of return on average assets and average equity for the second quarter of 1999 were 1.09% and 14.44%, respectively. Comparable amounts for the second quarter of 1998 were 1.14% and 14.31%.

Net income for the six months ended June 30, 1999 amounted to $5.3 million, an increase of 8.3% from the $4.9 million reported for the comparable 1998 period. Diluted earnings per share for the six months ended June 30, 1999 amounted to $.51, up from $.47 per share earned in the six months ended June 30, 1998. The Corporation's rates of return on average assets and average equity for the six months ended June 30, 1999 were 1.09% and 14.30%, respectively. Comparable amounts for the 1998 period were 1.14% and 14.09%.

For the second quarter of 1999, net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) amounted to $8.0 million, an increase of 7.5% from the $7.4 million reported for the second quarter of 1998. Net interest income for the six months ended June 30, 1999 rose 8.7% over the corresponding 1998 period. This increase was primarily attributable to net interest income generated by investment securities. (See additional discussion under the caption "Net Interest Income".)

The Corporation's provision for loan losses was $450 thousand in the second quarter of 1999 and 1998, respectively. For the six months ended June 30, 1999, the provision for loan losses amounted to $900 thousand, unchanged from the comparable 1998 period.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $3.5 million for the second quarter of 1999, up 18.7% from the corresponding 1998 quarter. The increase was primarily due to increases in other income, merchant processing fees and revenues for trust services.
Included in other income was $196 thousand of earnings on bank-owned life insurance (BOLI) purchased during the quarter. Further discussion of BOLI is provided under the caption "Financial Condition and Liquidity". Other noninterest income amounted to $6.6 million for the six months ended June 30, 1999, up 17.9% from the corresponding 1998 period.

For the three months ended June 30, 1999, net securities gains totaled $122 thousand, compared to $351 thousand for the quarter ended June 30, 1998. Comparable amounts for the six months ended June 30, 1999 and 1998 amounted to $384 thousand and $392 thousand, respectively.

Total noninterest expense for the quarter ended June 30, 1999 amounted to $7.3 million, an increase of 7.8% from the comparable 1998 amount. Total noninterest expense for the six months ended June 30, 1999 amounted to $14.5 million, an increase of 11.7% over the comparable 1998 amount. The increases were primarily attributable to higher salaries and benefits expense and increases in equipment costs. Equipment costs for the six months ended June 30, 1999 rose 16.2% over the prior year period due primarily to depreciation expense associated with 1998 investments in technology. Included in other noninterest expense for the six months ended June 30, 1999 and 1998 were contributions of appreciated equity securities to the Corporation's charitable foundation amounting to $270 thousand and $323 thousand, respectively. These transactions resulted in realized securities gains of $262 thousand and $313 thousand, respectively, for the same periods.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the six months ended June 30, 1999 amounted to $16.6 million, up 8.9% over the same 1998 period due primarily to the growth in interest-earning assets. The net interest margin (FTE net interest income as a percentage of average interest-earning assets) for the six months ended June 30, 1999 and 1998 were 3.65% and 3.76%, respectively.

For the six months ended June 30, 1999, average interest-earning assets amounted to $914.5 million, an increase of $105.7 million, or 13.1%, over the comparable 1998 amount. The growth in average interest-earning assets was due to growth in the securities portfolio. Total average securities rose $98.4 million or 27.8% over the comparable prior year period, mainly due to purchases of debt securities. The FTE rate of return on securities was 6.23% for the six months ended June 30, 1999, down from 6.46% for the same 1998 period. The decrease in yields reflects lower marginal rates on investment purchases. The FTE rate of return on average interest-earning assets was 7.41% for the six months ended June 30, 1999, down from 7.82% for the same 1998 period due to reductions in yields on loans and securities.

The yield on average total loans amounted to 8.56% for the six months ended June 30, 1999, down from 8.87% in the comparable 1998 period due to changes in the prime rate as well as lower yields on new loan originations. Average total loans for the six months ended June 30, 1999 rose $7.3 million or 1.6% over the prior year and amounted to $461.7 million. Average consumer loans and residential real estate loans rose by 3.9% and 2.8% over the prior year, respectively, while average commercial loans declined slightly. As a result of prime rate decreases during the fourth quarter of 1998, the yields on consumer and residential real estate loans declined 48 basis points and 46 basis points to 8.60% and 7.71%, respectively. The yield on commercial loans amounted to 9.41%, down from the prior year yield of 9.48%.

The Corporation's total cost of funds on interest-bearing liabilities amounted to 4.26% for the six months ended June 30, 1999, down from 4.64% for the comparable 1998 period. This decrease was due primarily to reduced rates paid on both borrowed funds and deposits. Average FHLB advances for the six months ended June 30, 1999 amounted to $295.1 million, up 34.5% from the $219.4 million average balance for the same 1998 period. The average rate paid on FHLB advances for the six months ended June 30, 1999 was 5.35%, a decrease of 49 basis points from the prior year rate. Average time deposits declined slightly to $283.6 million with a decrease of 53 basis points in the rate paid. Average savings deposits for the six months ended June 30, 1999 increased 12.2% from the comparable 1998 amount to $208.1 million. The rate paid on these deposits was 1.70% for the first six months of 1999, down from 1.80% for the same 1998 period. For the six months ended June 30, 1999, average demand deposits, an interest-free funding source, were up by $9.3 million, or 12.5%, from the same prior year period.

Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis
The following table sets forth average balance and interest rate information. Income is presented on a fully taxable equivalent basis (FTE). For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

Six months ended June 30,                                   1999                                1998
-------------------------------------------- ------------------------------------ ----------------------------------
                                           Average                    Yield/       Average                   Yield/
(Dollars in thousands)                     Balance      Interest       Rate        Balance      Interest      Rate
---------------------------------------- ------------- ----------- ----------- -------------- ----------- ----------
Assets:
Residential real estate loans              $193,327       $7,394       7.71%      $187,998       7,680        8.17%
Commercial and other loans                  191,175        8,921       9.41%       192,091       9,108        9.48%
Consumer loans                               77,157        3,291       8.60%        74,285       3,371        9.08%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              461,659       19,606       8.56%       454,374      20,159        8.87%
Federal funds sold  and other
short-term investments                       10,389          245       4.76%        10,394         284        5.46%
Taxable debt securities                     385,194       11,592       6.07%       294,408       9,285        6.31%
Nontaxable debt securities                   27,122          916       6.81%        19,411         633        6.52%
Corporate stocks and FHLB stock              30,139        1,236       8.27%        30,191       1,250        8.28%
--------------------------------------------------------------------------------------------------------------------
   Total securities                         452,844       13,989       6.23%       354,404      11,452        6.46%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets            914,503       33,595       7.41%       808,778      31,611        7.82%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                  56,659                                 50,613
--------------------------------------------------------------------------------------------------------------------
   Total assets                            $971,162                               $859,391
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Savings deposits                           $208,066        1,752       1.70%      $185,471       1,672        1.80%
Time deposits                               283,598        6,983       4.97%       284,222       7,816        5.50%
FHLB advances                               295,117        7,833       5.35%       219,364       6,403        5.84%
Other                                        19,650          474       4.86%        18,421         520        5.65%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities       806,431       17,042       4.26%       707,478      16,411        4.64%
Demand deposits                              83,848                                 74,562
Non interest-bearing liabilities              6,605                                  7,743
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                        896,884                                789,783
Total shareholders' equity                   74,278                                 69,608
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                  $971,162                               $859,391
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $16,553                               $15,200
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    3.15%                                  3.18%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    3.65%                                  3.76%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,                                1999              1998
--------------------------------------------------------------------------------
Commercial and other loans                                $65               $65
Nontaxable debt securities                                309               214
Corporate stocks                                          189               207

Financial Condition and Liquidity
Total assets amounted to $1.016 billion at June 30, 1999, an increase of $81.4 million, or 8.7%, from the December 31, 1998 amount of $935.1 million. Average assets totaled $971.2 million for the six months ended June 30, 1999, up by 13.0% over the comparable 1998 period.

Nonperforming   assets   (nonaccrual   loans  and  property   acquired   through
foreclosure) amounted to $4.3 million or .43% of total assets at June 30, 1999, down from $5.9 million or .63% of total assets at December 31, 1998.

Securities Available for Sale - The carrying value of securities available for sale at June 30, 1999 amounted to $344.3 million, an increase of 9.2% over the December 31, 1998 amount of $315.3 million. This increase was attributable to purchases of debt securities. The net unrealized gain on securities available for sale amounted to $7.8 million, down 36.3% from the December 31, 1998 balance of $12.2 million. This decrease was attributable to the effect of increases in Treasury rates that occurred in the first six months of 1999.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $104.9 million at June 30, 1999, up from $95.6 million at December 31, 1998. This increase was due to purchases of mortgage-backed securities and obligations of U.S. government-sponsored agencies. The net unrealized loss on securities held to maturity amounted to approximately $1.9 million at June 30, 1999, down from an unrealized gain of $901 thousand at December 31, 1998. The decline was primarily due to the effects of increases in Treasury rates that occurred in the first six months of 1999.

Loans - Total loans amounted to $476.2 million at June 30, 1999, an increase of $26.7 million, or 5.9%, from the December 31, 1998 balance of $449.5 million. Growth in the loan portfolio was led by increases in the commercial loan portfolio. Commercial loans increased $18.3 million or 10.0% to $200.9 million at June 30, 1999. Total residential real estate loans and consumer loans increased by $5.8 million and $2.5 million over the December 31, 1998 balance, respectively.

The Corporation has entered into an agreement to sell its consumer credit card portfolio of approximately $5.1 million. The transaction is expected to be completed in the third quarter of 1999 and to result in a pre-tax gain, net of expenses, of approximately $500 thousand. The Corporation will continue to provide merchant credit card processing services.

Other assets - Other assets totaled $24.4 million at June 30, 1999, up $19.0 million from $5.4 million at December 31, 1999. The increase was primarily due to the purchase of bank-owned life insurance (BOLI) during the second quarter of 1999. The Corporation purchased $18.0 million of BOLI as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits which are expected to be generated over time. The purchase of the life insurance policy results in an interest sensitive asset on the Corporation's consolidated balance sheet that provides monthly tax-free income to the Corporation. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is included in other assets on the Corporation's consolidated balance sheets at its cash surrender value. Increases in BOLI's cash surrender value are reported as other income in the Corporation's consolidated statements of income.

Deposits - Total deposits amounted to $600.0 million at June 30, 1999, up by 4.3% from the December 31, 1998 amount of $575.3 million. Demand and savings deposits increased by $9.8 million and $8.8 million, respectively, due to normal seasonal deposit inflow. Time deposits amounted to $283.9 million, an increase of 2.2% from the December 31, 1998 balance of $277.8 million. Brokered certificates of deposit of $9.8 million are included in time deposits at June 30, 1999.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other short-term borrowings as part of its overall funding strategy. The additional FHLB advances and short-term borrowings were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. FHLB advances amounted to $314.9 million at June 30, 1999, up by $52.8 million from the December 31, 1998 amount. In addition, short-term borrowings outstanding at June 30, 1999 amounted to $19.7 million.

For the six months ended June 30, 1999, net cash provided by operations amounted to $3.4 million, the majority of which was generated by net income. Net cash used in investing activities amounted to $84.5 million and was primarily used to purchase securities. Net cash provided by financing activities of $81.0 million was generated mainly by a net increase in FHLB advances of $52.8 million, and by an increase in deposits of $24.6 million. (See Consolidated Statements of Cash Flows for additional information.)

Expansion
In April of 1999, the Corporation announced its intention to open a trust and investment office in Providence, Rhode Island. The Corporation expects to open this office by the end of 1999.


Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                     June 30,       December 31,
 (Dollars in thousands)                                1999            1998
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due            $2,120           $2,421
Nonaccrual loans less than 90 days past due           2,041            3,192
--------------------------------------------------------------------------------
Total nonaccrual loans                                4,161            5,613
Other real estate owned                                 169              243
--------------------------------------------------------------------------------
Total nonperforming assets                           $4,330           $5,856
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans         .87%            1.25%
Nonperforming assets as a percentage of total assets    .43%             .63%
Allowance for loan losses to nonaccrual loans        269.17%          185.57%

Nonperforming assets continue to decline and are at the lowest level in over ten years. Total nonperforming assets decreased from $5.9 million or .63% of total assets at December 31, 1998 to $4.3 million or .43% of total assets at June 30, 1999. Not included in the analysis of nonperforming assets at June 30, 1999 and December 31, 1998 above are approximately $103 thousand and $150 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages that are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

Impaired loans consist of all nonaccrual commercial loans. At June 30, 1999, the recorded investment in impaired loans was $2.8 million, which had a related allowance amounting to $625 thousand. The balance of impaired loans that did not require an allowance at June 30, 1999 was $8 thousand. During the six months ended June 30, 1999, the average recorded investment in impaired loans was $3.0 million. Also during this period, interest income recognized on impaired loans amounted to approximately $179 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                                  June 30,          December 31,
(Dollars in thousands)                              1999                1998
--------------------------------------------------------------------------------
Residential mortgages                             $1,064              $1,417
Commercial:
   Mortgages                                         977               1,522
   Other (1)                                       1,791               2,141
Consumer                                             329                 533
--------------------------------------------------------------------------------
Total nonaccrual loans                            $4,161              $5,613
--------------------------------------------------------------------------------
(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Capital Resources
Total equity capital amounted to $74.3 million, or 7.3% of total assets at June 30, 1999. This compares to $73.1 million, or 7.8% at December 31, 1998. The reduction in this ratio is due primarily to growth in the loan portfolio and purchases of investment securities. Total equity increased by approximately $1.2 million from December 31, 1998. The increase in equity resulting from earnings retention was reduced by a $2.9 million decline in net unrealized gains on securities. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At June 30, 1999, the Corporation's Tier 1 capital ratio was 12.46% and the total risk-adjusted capital ratio was 14.35%. These ratios were both above the ratios required to be categorized as well-capitalized.

Dividends payable at June 30, 1999 amounted to approximately $1.1 million, representing $.11 per share payable on July 15, 1999, an increase of 10.0% over the $.10 per share declared in the fourth quarter of 1998. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Book value per share as of June 30, 1999 and December 31, 1998 amounted to $7.33 and $7.30, respectively.

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

Acquisition of PierBank
On February 23, 1999, the Corporation announced that it had signed a definitive agreement to acquire PierBank, a Rhode Island-chartered community bank with assets of $59.4 million, which has its headquarters in South Kingstown, Rhode Island. Under the terms of the agreement, the Corporation will exchange shares of its common stock for shares of PierBank common stock. Each PierBank share will initially be valued at approximately $8.60, for a total transaction value of $13.8 million. The actual number and value of the Corporation's common shares to be issued to PierBank shareholders will be based on an exchange formula using the average closing price of the Corporation's common stock during the 15 trading days prior to receiving final regulatory approval. Based on the initial exchange ratio, the Corporation will exchange .452 shares of its common stock for each share of common stock held by a PierBank shareholder. In accordance with the agreement, PierBank granted the Corporation an option to acquire under certain terms and conditions up to 319,810 shares at $7.48 per share. The option was granted as an inducement to the Corporation's willingness to enter into the agreement. On June 16, 1999, the shareholders of PierBank approved the Agreement and Plan of Merger under which PierBank will be merged with and into The Washington Trust Company, the wholly-owned subsidiary of the Corporation. The purchase, which is expected to be completed in the third quarter of 1999, is subject to approval by state and federal banking regulators. The transaction is expected to be a tax-free reorganization and accounted for as a pooling of interests. On April 28, 1999, the Corporation filed with the Securities and Exchange Commission a Proxy Statement/Prospectus and Registration Statement on Form S-4 in connection with the Corporation's proposed acquisition of PierBank. On May 10, 1999, the Corporation filed an amendment to the Registration Statement. Also on May 10, 1999, the Registration Statement was declared effective by the Securities and Exchange Commission.

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

The Plan includes five phases: awareness, assessment, renovation, validation and testing, and contingency planning. The validation and testing of all IT and non-IT systems were completed by June 30, 1999. The Corporation's evaluation is subject to on-going verification and review by its internal audit staff.

The Corporation expects that the total costs associated with the project will amount to approximately $500 thousand. The Corporation plans to account for most of these costs as expense items. In some cases, acquired hardware and software items will be capitalized and amortized in accordance with the Corporation's existing accounting policy. Total costs incurred through June 30, 1999 amounted to approximately $350 thousand. These costs consisted primarily of system testing and modification, internal staffing and consulting, and were primarily recorded in noninterest expenses. The remaining project costs will be incurred throughout 1999. The costs of the project and the date on which the Corporation plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

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

The Corporation's risk management program includes emergency backup and recovery procedures to be followed in the event of failure of a business-critical system. These procedures were expanded to include specific procedures for potential Year 2000 issues, and contingency plans to protect against Year 2000-related interruptions. These plans include backup procedures and identification of alternative suppliers. Business resumption contingency planning was completed by June 30, 1999.

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

Recent Accounting Developments
In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a corporation to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This Statement defines conditions and criteria to be used in designating a derivative as a specific type of hedging instrument. SFAS No. 133 also explains the accounting for changes in the fair value of a derivative, which depends on the intended use and the resulting designation. Under this Statement, a corporation is required to establish at the inception of the hedge the method to be used for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the corporation's approach to managing risk. The Corporation has not yet determined what the effect of the adoption of this
pronouncement   will  have  on  the  financial  position  and  earnings  of  the
Corporation. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and is not to be applied retroactively to financial statements of prior periods.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60 month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of June 30, 1999, the Corporation's estimated exposure as a percentage of net interest income for the next 12 month period and the subsequent 12 month period thereafter (months 13 - 24), respectively, is as follows:

                                            Months 1 - 12       Months 13 - 24
---------------------------------------- ------------------- ------------------

200 basis point increase in rates               -2.0%               -5.6%
200 basis point decrease in rates               +1.2%               +0.6%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities using both parallel rate shifts of up to 200 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of June 30, 1999, an immediate 200 basis point rise in rates would result in a 4.6% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 2.1% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the bank's available for sale securities portfolio at June 30, 1999, including both debt and equity securities, was 4.8%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

PART II
                                OTHER INFORMATION


Item 1.  Legal Proceedings
             No material changes since the filing of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

Item 2.  Changes in Securities and Use of Proceeds
             None

Item 3.  Defaults upon Senior Securities
             None

Item 4.  Submission of Matters to a Vote of Security Holders
             (a) The Annual Meeting of  Shareholders was held on April 27, 1999.

             (c) The results of matters voted upon are presented below.
              i. A proposal to elect Gary Bennett, Larry Hirsch, Mary Kennard and Joseph Kirby as directors of the Corporation for three year terms expiring at the 2002 Annual Meeting of Shareholders passed as follows:

                        Votes           Votes          Abstentions and Broker
                       In Favor        Withheld               Non-votes
     ------------ ----------------- --------------- ---------------------------

     Gary Bennett     8,409,801         44,189                     0
     Larry Hirsch     8,405,557         48,432                     0
     Mary Kennard     8,404,179         49,810                     0
     Joseph Kirby     8,414,949         39,041                     0


             ii. A proposal for the ratification of KPMG LLP to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 1999 was passed by a vote of 8,332,179 shares in favor; 87,416 shares against, with 34,394 abstentions and broker non-votes.


Item 5.  Other Information
             None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index

              Exhibit No.
          -----------------
                 10         Change in Control Agreement  (1) (2)
                 11         Statement re Computation of Per Share Earnings

         (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1999.


          (1) Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is made to the document previously filed with the Commission, which is incorporated by reference herein.

          (2)  Management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WASHINGTON TRUST BANCORP, INC.
                                 (Registrant)



August 13, 1999           By: John C. Warren
                          -----------------------------------------------------
                          John C. Warren
                          Chairman and Chief Executive Officer
                          (principal executive officer)





August 13, 1999           By:  David V. Devault
                          -----------------------------------------------------
                          David V. Devault
                          Executive Vice President, Treasurer
                           and Chief Financial Officer
                          (principal financial and accounting officer)