Form 10-Q
period 1999-09-30
WASHINGTON TRUST BANCORP INC
filed 1999-11-15
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of  the Securities Exchange
    Act of 1934 for the quarterly  period ended SEPTEMBER 30, 1999 or

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


The number of shares of common stock of the registrant outstanding as of October 31, 1999 was 10,899,858.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                    For The Quarter Ended September 30, 1999


                                TABLE OF CONTENTS


                                                                           Page
                                                                          Number
PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       September 30, 1999 and December 31, 1998                              3

Consolidated Statements of Income
       Three Months and Nine Months Ended September 30, 1999 and 1998        4

Consolidated Statements of Changes in Shareholders' Equity
       Nine Months Ended September 30, 1999 and 1998                         5

Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 1999 and 1998                         6

Condensed Notes to Consolidated Financial Statements                         8

Independent Auditors' Review Report                                         10

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                      11

Item 3.  Quantitative and Qualitative Disclosures About Market Risk         18


PART II.  Other Information                                                 19


Signatures                                                                  21


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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                   September 30,    December 31,
                                                        1999            1998
--------------------------------------------------------------------------------

Assets:
Cash and due from banks                               $19,639         $20,575
Federal funds sold and other short-term investments     7,950          13,902
Mortgage loans held for sale                            1,076           5,863
Securities:
   Available for sale, at fair value                  348,369         319,841
   Held to maturity, at cost; fair value $107,751
     in 1999 and $96,548 in 1998                      109,920          95,647
--------------------------------------------------------------------------------
   Total securities                                   458,289         415,488

Federal Home Loan Bank stock, at cost                  16,640          16,583

Loans                                                 534,704         496,970
Less allowance for loan losses                         12,179          10,966
--------------------------------------------------------------------------------
   Net loans                                          522,525         486,004

Premises and equipment, net                            23,552          24,021
Accrued interest receivable                             6,549           5,913
Other assets                                           25,464           5,996
--------------------------------------------------------------------------------
   Total assets                                    $1,081,684        $994,345
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                            $107,401         $93,478
   Savings                                            236,467         223,047
   Time                                               318,424         311,238
--------------------------------------------------------------------------------
   Total deposits                                     662,292         627,763

Dividends payable                                       1,198           1,005
Short-term borrowings                                   5,386          15,033
Federal Home Loan Bank advances                       326,538         264,106
Accrued expenses and other liabilities                  8,054           8,864
--------------------------------------------------------------------------------
   Total liabilities                                1,003,468         916,771
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized
  30 million shares; issued 10,891,061 shares in
  1999 and 10,751,831 shares in 1998                      681             672
Paid-in capital                                         9,792           8,698
Retained earnings                                      64,995          60,803
Accumulated other comprehensive income                  2,819           7,401
Treasury stock, at cost; 4,155 shares in 1999             (71)              -
--------------------------------------------------------------------------------
   Total shareholders' equity                          78,216          77,574
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity      $1,081,684        $994,345
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                  (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                                              except per share data)



                                                                                            (Unaudited)
                                                                               Three Months            Nine Months
                                                                         --------------------------------------------
Periods ended September 30,                                                   1999       1998        1999       1998
---------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                               $11,418    $10,973     $33,306   $32,938
   Interest on securities                                                     6,518      5,213      18,834    15,076
   Dividends on corporate stock and Federal Home Loan Bank stock                487        494       1,539     1,538
   Interest on federal funds sold and other short-term investments              130        198         417       551
---------------------------------------------------------------------------------------------------------------------
   Total interest income                                                     18,553     16,878      54,096    50,103
---------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                           1,053      1,004       3,003     2,819
   Time deposits                                                              3,987      4,136      11,820    12,780
   Federal Home Loan Bank advances                                            4,257      3,341      12,129     9,744
   Other                                                                        119        122         593       642
---------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                     9,416      8,603      27,545    25,985
---------------------------------------------------------------------------------------------------------------------
Net interest income                                                           9,137      8,275      26,551    24,118
Provision for loan losses                                                       450        473       1,390     1,400
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           8,687      7,802      25,161    22,718
---------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust revenue                                                              1,488      1,344       4,382     3,929
   Service charges on deposit accounts                                          777        746       2,329     2,175
   Merchant processing fees                                                     599        557       1,242       935
   Mortgage banking activities                                                  295        460       1,171     1,612
   Net gains (losses) on sales of securities                                     (4)       232         380       624
   Net gain on sale of credit card portfolio                                    438          -         438         -
   Other income                                                                 644        272       1,677       805
---------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                   4,237      3,611      11,619    10,080
---------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                             4,336      3,948      12,758    11,524
   Net occupancy                                                                625        660       1,788     1,700
   Equipment                                                                    767        669       2,246     1,937
   Merchant processing costs                                                    524        440         963       778
   Office supplies                                                              162        208         497       586
   Advertising and promotion                                                    203        239         723       580
   Acquisition related expenses                                               1,588          -       1,588         -
   Other                                                                      1,507      1,495       4,958     4,775
---------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                  9,712      7,659      25,521    21,880
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    3,212      3,754      11,259    10,918
Income tax expense                                                            1,193      1,076       3,642     3,126
---------------------------------------------------------------------------------------------------------------------
   Net income                                                                $2,019     $2,678      $7,617    $7,792
---------------------------------------------------------------------------------------------------------------------

Per share information:
Basic earnings per share                                                       $.19       $.25        $.70      $.73
Diluted earnings per share                                                     $.18       $.24        $.69      $.70
Cash dividends declared per share                                              $.11       $.10        $.33      $.30

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                  (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                                                               Accumulated
                                                                                  Other
                                         Common      Paid-in     Retained     Comprehensive     Treasury
                                          Stock      Capital     Earnings         Income          Stock        Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                 $672       $8,698      $60,803          $7,401            $-       $77,574
Net income                                                          7,617                                       7,617
Other comprehensive income net of tax:
   Net unrealized losses on securities,
     net of reclassification adjustment                                            (4,582)                     (4,582)
                                                                                                         -------------
Comprehensive income                                                                                            3,035
Cash dividends declared                                            (3,425)                                     (3,425)
Shares issued                                 9        1,094                                        (71)        1,032
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999              $681       $9,792      $64,995          $2,819          $(71)      $78,216
----------------------------------------------------------------------------------------------------------------------




Balance at January 1, 1998                 $459       $9,487      $54,586          $7,074          $(333)     $71,273
Net income                                                          7,792                                       7,792
Other comprehensive income net of tax:
   Net unrealized gains on securities,
     net of reclassification adjustment                                               487                         487
                                                                                                         -------------
Comprehensive income                                                                                            8,279
Cash dividends declared                                            (3,078)                                     (3,078)
3-for-2 stock split in form of a
   stock dividend                           207                      (207)                                          -
Shares issued                                 5         (786)                                      3,144        2,363
Shares repurchased                                                                                (3,005)      (3,005)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1998              $671       $8,701      $59,093          $7,561          $(193)     $75,832
----------------------------------------------------------------------------------------------------------------------




The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                (Unaudited)
Nine months ended September 30,                              1999          1998
--------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                              $7,617        $7,792
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                              1,390         1,400
     Depreciation of premises and equipment                 2,251         1,908
     Amortization of premium in excess of accretion of
       discount on debt securities                            415           827
     Net gains on sales of securities                        (380)         (624)
     Net gains on loan sales                                 (604)       (1,043)
     Proceeds from sales of loans                          42,751        63,345
     Loans originated for sale                            (37,279)      (62,797)
     Increase in accrued interest receivable                 (636)         (629)
     Increase in other assets                              (3,445)         (150)
     Increase in accrued expenses and other liabilities     3,346            96
     Other, net                                               179           (95)
--------------------------------------------------------------------------------
   Net cash provided by operating activities               15,605        10,030
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                           (134,466)     (175,759)
     Proceeds from sales                                   44,490        63,066
     Maturities and principal repayments                   54,481        43,685
   Securities held to maturity:
     Purchases                                            (44,040)      (12,162)
     Maturities and principal repayments                   29,756         5,077
   Purchase of Federal Home Loan Bank stock                   (58)         (139)
   Principal collected on loans under loan originations   (38,364)       (1,541)
   Proceeds from sales of other real estate owned             510           880
   Purchases of premises and equipment                     (1,916)       (3,192)
   Purchase of bank-owned life insurance                  (18,000)            -
--------------------------------------------------------------------------------
   Net cash used in investing activities                 (107,607)      (80,085)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                34,529        44,483
   Net decrease in other short-term borrowings             (9,647)      (18,794)
   Proceeds from Federal Home Loan Bank advances          435,336       439,300
   Repayment of Federal Home Loan Bank advances          (372,904)     (398,580)
   Purchase of  treasury stock                                  -        (3,005)
   Proceeds from issuance of common stock                   1,032         2,362
   Cash dividends paid                                     (3,232)       (3,005)
--------------------------------------------------------------------------------
   Net cash provided by financing activities               85,114        62,761
--------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents               (6,888)       (7,294)
   Cash and cash equivalents at beginning of year          34,477        31,309
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $27,589       $24,015
--------------------------------------------------------------------------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



Nine months ended September 30,                              1999          1998
--------------------------------------------------------------------------------

Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned       $557          $312
   Loans charged off                                          573           456
   Loans made to facilitate the sale of
    other real estate owned                                   180             -
   (Decrease) increase in net unrealized gain on
    securities available for sale                          (4,582)          487

Supplemental Disclosures:
   Interest payments                                      $27,112       $26,243
   Income tax payments                                      3,457         2,014


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of September 30, 1999 and December 31, 1998 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

In the third quarter of 1999, the Corporation completed its acquisition of Pier Bank, which was accounted for under the pooling of interests method. Accordingly, the consolidated financial statements of the Corporation have been restated to reflect the acquisition at the beginning of each period presented. At December 31, 1998, Pier Bank had total assets of $59,402 and total shareholders' equity of $4,507.

The unaudited consolidated financial statements of Washington Trust Bancorp, Inc. presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The Corporation has not changed its accounting and reporting policies from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1998.

(2) Securities Available for Sale

Securities available for sale are summarized as follows:

                                                       Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
September 30, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $103,030             $602            $(963)         $102,669
Mortgage-backed securities                               183,529              564           (1,681)          182,412
Corporate bonds                                           43,580               87             (937)           42,730
Corporate stocks                                          12,927            8,226             (595)           20,558
---------------------------------------------------------------------------------------------------------------------
Total                                                    343,066            9,479           (4,176)          348,369
---------------------------------------------------------------------------------------------------------------------
December 31, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  116,561            1,799              (12)          118,348
Mortgage-backed securities                               145,637              677             (508)          145,806
Corporate bonds                                           27,533              179             (209)           27,503
Corporate stocks                                          17,864           10,414              (94)           28,184
---------------------------------------------------------------------------------------------------------------------
Total                                                   $307,595          $13,069            $(823)         $319,841
---------------------------------------------------------------------------------------------------------------------

Securities available for sale with a fair value of $49,243 and $27,800 were pledged to secure Treasury Tax and Loan deposits, borrowings and public deposits at September 30, 1999 and December 31, 1998, respectively.

For the nine months ended September 30, 1999, proceeds from sales of securities available for sale amounted to $44,490 while net realized gains on these sales amounted to $380.

(3) Securities Held to Maturity

The amortized cost and fair value of securities held to maturity are summarized as follows:

                                                      Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
September 30, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  $25,926              $29            $(497)          $25,458
Mortgage-backed securities                                57,191              142           (1,578)           55,755
States and political subdivisions                         26,803               51             (316)           26,538
---------------------------------------------------------------------------------------------------------------------
Total                                                    109,920              222           (2,391)          107,751
---------------------------------------------------------------------------------------------------------------------
December 31, 1998
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   21,987              133               (1)           22,119
Mortgage-backed securities                                46,088              335              (96)           46,327
States and political subdivisions                         27,572              531               (1)           28,102
---------------------------------------------------------------------------------------------------------------------
Total                                                    $95,647             $999             $(98)          $96,548
---------------------------------------------------------------------------------------------------------------------

There were no sales or transfers of securities held to maturity during the nine months ended September 30, 1999.

(4) Loan Portfolio The following is a summary of loans:

                                                   September 30,    December 31,
                                                       1999             1998
--------------------------------------------------------------------------------
Commercial:
    Mortgages                                        $114,086         $87,132
    Construction and development                        3,338           2,855
    Other (1)                                         110,905         113,372
--------------------------------------------------------------------------------
Total commercial                                      228,329         203,359

Residential real estate:
    Mortgages                                         203,081         191,101
    Homeowner construction                             14,304          15,052
--------------------------------------------------------------------------------
Total residential real estate                         217,385         206,153

Consumer (2)                                           88,990          87,458
--------------------------------------------------------------------------------
    Total loans                                      $534,704        $496,970
--------------------------------------------------------------------------------

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate

(2) The Corporation sold its $4.6 million credit card portfolio in the third quarter of 1999. Credit card loans totaled $5.4 million at December 31,1998.

(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

                                         Three Months            Nine Months
                                     -------------------------------------------
Periods ended September 30,            1999       1998         1999       1998
--------------------------------------------------------------------------------
Balance at beginning of period       $11,770    $10,227      $10,966     $9,335
Provision charged to expense             450        473        1,390      1,400
Recoveries                               101        140          396        320
Loans charged off                       (142)      (241)        (573)      (456)
--------------------------------------------------------------------------------
Balance at end of period             $12,179    $10,599      $12,179    $10,599
--------------------------------------------------------------------------------



INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of September 30, 1999, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1999 and 1998, and changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 1999 and 1998. These consolidated financial statements are the responsibility of the Corporation's management.

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


KPMG LLP

Providence, Rhode Island
October 25, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
 AND RESULTS OF OPERATIONS

Results of Operations
The Corporation reported net income of $2.0 million, or $.18 per diluted share, for the third quarter of 1999. Net income for the third quarter of 1998 amounted to $2.7 million, or $.24 per diluted share. In the third quarter of 1999, the Corporation completed the acquisition of Pier Bank, which was accounted for under the pooling of interests method. Accordingly, the consolidated financial statements of the Corporation have been restated to reflect the acquisition at the beginning of each period presented. Third quarter 1999 results included one-time acquisition-related expenses of $1.6 million ($1.3 million, net of tax). Also during the third quarter of 1999, the Corporation sold its $4.6 million portfolio of credit card loans at a gain of $438 thousand ($285 thousand net of expenses and related income tax). Results excluding these nonrecurring items are referred to herein as operating.

Operating earnings for the three months ended September 30, 1999 amounted to $3.0 million, or $.27 per diluted share, a 13.3% increase from the $2.7 million earned in the three months ended September 30, 1998. The Corporation's rates of return on average assets and average equity for the third quarter of 1999, on an operating basis, were 1.13% and 15.37%, respectively. Comparable amounts for the third quarter of 1998 were 1.14% and 14.33%.

Operating earnings for the nine months ended September 30, 1999 amounted to $8.6 million, an increase of 10.8% from the $7.8 million reported for the same 1998 period. Diluted earnings per share for the nine months ended September 30, 1999, on an operating basis, amounted to $.78, up from $.70 per share earned in the nine months ended September 30, 1998. The Corporation's rates of return on average assets and average equity for the nine months ended September 30, 1999, on an operating basis, were 1.10% and 14.58%, respectively. Comparable amounts for the 1998 period were 1.13% and 14.02%.

For the third quarter of 1999, net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) amounted to $9.1 million, an increase of 10.4% from the $8.3 million reported for the third quarter of 1998. Net interest income for the nine months ended September 30, 1999 rose 10.1% over the corresponding 1998 period. This increase was primarily attributable to growth in interest-earning assets as well as lower cost of funds. (See additional discussion under the caption "Net Interest Income".)

The Corporation's provision for loan losses was $450 thousand and $473 thousand in the third quarter of 1999 and 1998, respectively. The provision for loan losses amounted to $1.4 million for the nine months ended September 30, 1999 and 1998.

Other noninterest income (noninterest income excluding net gains (losses) on sales of securities and net gain on sale of credit card portfolio) amounted to $3.8 million for the third quarter of 1999, up 12.5% from the corresponding 1998 quarter. The increase was primarily due to increases in other income and revenues for trust services. Included in other income was $238 thousand of earnings on bank-owned life insurance (BOLI) which was purchased during the second quarter of 1999. Further discussion of BOLI is provided under the caption "Financial Condition and Liquidity". Other noninterest income amounted to $10.8 million for the nine months ended September 30, 1999, up 14.2% from the corresponding 1998 period.

For the three months ended September 30, 1999 net securities losses totaled $4 thousand, compared to gains of $232 thousand for the quarter ended September 30, 1998. Net gains on sales of securities for the nine months ended September 30, 1999 and 1998 amounted to $380 thousand and $624 thousand, respectively.

For the quarter ended September 30, 1999, total operating noninterest expense (total noninterest expense excluding one-time acquisition-related expenses of $1.6 million) amounted to $8.1 million, an increase of 6.1% from the comparable 1998 amount. Total operating noninterest expense for the nine months ended September 30, 1999 amounted to $23.9 million, an increase of 9.4% over the comparable 1998 amount. The increases were primarily attributable to higher salaries and benefits expense and increases in equipment costs. Equipment costs for the nine months ended September 30, 1999 rose 16.0% over the prior year period due primarily to depreciation expense associated with 1998 investments in technology. Included in other noninterest expense for the nine months ended September 30, 1999 and 1998 were contributions of appreciated equity securities to the Corporation's charitable foundation amounting to $270 thousand and $323 thousand, respectively. These transactions resulted in realized securities gains of $262 thousand and $313 thousand, respectively, for the same periods.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the nine months ended September 30, 1999 amounted to $27.4 million, up 10.2% over the same 1998 period due to the growth in interest-earning assets and lower cost of funds. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the nine months ended September 30, 1999 and 1998 were 3.73% and 3.87%, respectively.

For the nine months ended September 30, 1999, average interest-earning assets amounted to $981.9 million, an increase of $122.8 million or 14.3% over the comparable 1998 amount. The growth in average interest-earning assets was primarily due to growth in the securities portfolio. Total average securities rose $95.8 million or 26.0% over the comparable prior year period, mainly due to purchases of debt securities. The FTE rate of return on securities was 6.20% for the nine months ended September 30, 1999, down from 6.45% for the same 1998 period. The decrease in yields reflects lower marginal rates on investment purchases. The FTE rate of return on average interest-earning assets was 7.48% for the nine months ended September 30, 1999, down from 7.91% for the same 1998 period due to reductions in yields on loans and securities.

The yield on average total loans amounted to 8.63% for the nine months ended September 30, 1999, down from 9.00% in the comparable 1998 period due to changes in the prime rate as well as lower yields on new loan originations. Average total loans for the nine months ended September 30, 1999 rose $27.0 million or 5.5% over the prior year and amounted to $517.7 million. Average commercial loans rose 3.4% to $216.4 million. The yield on commercial loans amounted to 9.39%, down from the prior year yield of 9.62%. Average consumer and residential real estate loans rose 7.5% and 7.0% over the prior year, respectively. As a result of prime rate decreases during the fourth quarter of 1998, the yields on consumer and residential real estate loans declined 55 basis points and 42 basis points to 8.62% and 7.85%, respectively

The Corporation's total cost of funds on interest-bearing liabilities amounted to 4.27% for the nine months ended September 30, 1999, down from 4.64% for the comparable 1998 period. This decrease was due primarily to reduced rates paid on both borrowed funds and deposits. Average FHLB advances for the nine months ended September 30, 1999 amounted to $301.5 million, up 35.8% from the $222.1 million average balance for the same 1998 period. The average rate paid on FHLB advances for the nine months ended September 30, 1999 was 5.38%, a decrease of 49 basis points from the prior year rate. Average time deposits increased $7.3 million to $318.2 million with a decrease of 53 basis points in the rate paid. Average savings deposits for the nine months ended September 30, 1999 increased 13.3% from the comparable 1998 amount to $226.7 million. The rate paid on these deposits was 1.77% for the first nine months of 1999, down from 1.88% for the same 1998 period. For the nine months ended September 30, 1999, average demand deposits, an interest-free funding source, were up by $13.2 million, or 15.8%, from the same prior year period.

Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis
The following table sets forth average balance and interest rate information. Income is presented on a fully taxable equivalent basis (FTE). For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Loans held for sale, nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans. Customer overdrafts are excluded from amounts presented for loans. Average balances for securities are presented at cost, with any unrealized gains and losses of securities available for sale included in noninterest-earning assets.

Nine months ended September 30,                             1999                                1998
-------------------------------------------- ------------------------------------ ----------------------------------
                                           Average                    Yield/      Average                    Yield/
(Dollars in thousands)                     Balance      Interest       Rate       Balance      Interest       Rate
---------------------------------------- ------------- ----------- ----------- -------------- ----------- ----------
Assets:
Residential real estate loans              $211,818      $12,438       7.85%      $198,045     $12,257        8.27%
Commercial and other loans                  216,440       15,197       9.39%       209,419      15,074        9.62%
Consumer loans                               89,449        5,769       8.62%        83,234       5,707        9.17%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              517,707       33,404       8.63%       490,698      33,038        9.00%
Federal funds sold  and other
  short-term investments                     11,745          417       4.74%        12,917         551        5.70%
Taxable debt securities                     395,219       17,935       6.07%       304,612      14,390        6.32%
Nontaxable debt securities                   27,127        1,357       6.69%        21,310       1,037        6.51%
Corporate stocks and FHLB stock              30,107        1,808       8.03%        29,531       1,805        8.17%
--------------------------------------------------------------------------------------------------------------------
   Total securities                         464,198       21,517       6.20%       368,370      17,783        6.45%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets            981,905       54,921       7.48%       859,068      50,821        7.91%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                  62,157                                 58,576
--------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,044,062                               $917,644
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Savings deposits                           $226,686       $3,003       1.77%      $200,092      $2,819        1.88%
Time deposits                               318,225       11,819       4.97%       310,918      12,780        5.50%
FHLB advances                               301,545       12,130       5.38%       222,126       9,744        5.87%
Other                                        15,793          593       5.02%        15,109         642        5.68%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities       862,249       27,545       4.27%       748,245      25,985        4.64%
Demand deposits                              96,303                                 83,142
Non interest-bearing liabilities              6,772                                 12,053
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                        965,324                                843,440
Total shareholders' equity                   78,738                                 74,204
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,044,062                               $917,644
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $27,376                               $24,836
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    3.21%                                  3.27%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    3.73%                                  3.87%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,                        1999              1998
--------------------------------------------------------------------------------
Commercial and other loans                              $98               $99
Nontaxable debt securities                              458               351
Corporate stocks                                        269               268

Financial Condition and Liquidity
Total assets amounted to $1.082 billion at September 30, 1999, an increase of $87.3 million, or 8.8%, from the December 31, 1998 amount of $994.3 million. Average assets totaled $1,044 million for the nine months ended September 30, 1999, up by 13.8% over the comparable 1998 period.

Nonperforming assets (nonaccrual loans and property acquired through foreclosure) amounted to $6.1 million, or .56% of total assets, at September 30, 1999 compared to $6.1 million, or .61% of total assets, at December 31, 1998. The allowance for loan losses amounted to $12.2 million, or 202% of total nonaccrual loans at September 30, 1999, compared to $11.0 million or 188% at December 31, 1998.

Securities Available for Sale - The carrying value of securities available for sale at September 30, 1999 amounted to $348.4 million, an increase of 8.9% over the December 31, 1998 amount of $319.8 million. This increase was attributable to purchases of debt securities. The net unrealized gain on securities available for sale amounted to $5.3 million, down 56.7% from the December 31, 1998 balance of $12.2 million. This decrease was attributable to the effect of increases in Treasury rates that occurred in the first nine months of 1999.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $109.9 million at September 30, 1999, up from $95.6 million at December 31, 1998. This increase was due to purchases of mortgage-backed securities and obligations of U.S. government-sponsored agencies. The net unrealized loss on securities held to maturity amounted to approximately $2.2 million at September 30, 1999, down from an unrealized gain of $901 thousand at December 31, 1998. The decline was primarily due to the effects of increases in Treasury rates that occurred in the first nine months of 1999.

Loans - Total loans amounted to $534.7 million at September 30, 1999. During the first nine months of 1999, total loans increased $37.7 million, or 7.6% (10.1% on an annualized basis). Growth in the loan portfolio was led by increases in the commercial loan portfolio. Commercial loans increased $25.0 million or 12.3% to $228.3 million at September 30, 1999. Total residential real estate loans amounted to $217.4 million, an increase of $11.2 million or 5.4% from the December 31, 1998 balance of $206.2. During the third quarter of 1999, the Corporation sold its $4.6 million portfolio of credit card loans at a gain, net of expenses and related income taxes, of $285 thousand. The Corporation will continue to provide merchant credit card processing services

Other assets - Other assets totaled $25.5 million at September 30, 1999, up $19.5 million from $6.0 million at December 31, 1998. The increase was primarily due to the purchase of bank-owned life insurance (BOLI) during the second quarter of 1999. The Corporation purchased $18.0 million of BOLI as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits which are expected to be generated over time. The purchase of the life insurance policy results in an interest sensitive asset on the Corporation's consolidated balance sheet that provides monthly tax-free income to the Corporation. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is included in other assets on the Corporation's consolidated balance sheets at its cash surrender value. Increases in BOLI's cash surrender value are reported as other income in the Corporation's consolidated statements of income.

Deposits - Total deposits amounted to $662.3 million at September 30, 1999, up by 5.5% (7.3% on an annualized basis) from the December 31, 1998 amount of $627.8 million. Demand deposits increased by $13.9 million due to normal seasonal deposit inflow. Savings deposits increased $13.4 million offsetting a decrease of $9.9 million in retail certificates of deposit. Time deposits totaled $318.4 million at September 30, 1999, compared to $311.2 million at December 31, 1998. The increase of $7.2 million in time deposits was attributable to the addition of $9.9 million in brokered certificates of deposit.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other short-term borrowings as part of its overall funding strategy. The additional FHLB advances and short-term borrowings were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. FHLB advances amounted to $326.5 million at September 30, 1999, up by $62.4 million from the December 31, 1998 amount. In addition, short-term borrowings outstanding at September 30, 1999 amounted to $5.4 million.

For the nine months ended September 30, 1999, net cash provided by operations amounted to $15.6 million, the majority of which was generated by net income.
Net cash used in investing activities amounted to $107.6 million and was primarily used to purchase securities. Net cash provided by financing activities of $85.1 million was generated mainly by a net increase in FHLB advances of $62.4 million, and by an increase in deposits of $34.5 million. (See Consolidated Statements of Cash Flows for additional information.)

Expansion
In April of 1999, the Corporation announced its intention to open a trust and investment management office in Providence, Rhode Island. The Corporation has leased a facility for this office and expects to open this office in the year 2000.

Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                  September 30,    December 31,
(Dollars in thousands)                                1999             1998
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due            $1,973           $2,654
Nonaccrual loans less than 90 days past due           4,046            3,192
--------------------------------------------------------------------------------
Total nonaccrual loans                                6,019            5,846
Other real estate owned                                  68              243
--------------------------------------------------------------------------------
Total nonperforming assets                           $6,087           $6,089
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans        1.13%            1.17%
Nonperforming assets as a percentage of total assets    .56%             .61%
Allowance for loan losses to nonaccrual loans        202.34%          187.58%

Not included in the analysis of nonperforming assets at September 30, 1999 and December 31, 1998 above are approximately $14 thousand and $235 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages that are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

Impaired loans consist of all nonaccrual commercial loans. At September 30, 1999, the recorded investment in impaired loans was $4.2 million, which had a related allowance amounting to $1.2 million. The balance of impaired loans that did not require an allowance at September 30, 1999 was $7 thousand. During the nine months ended September 30, 1999, the average recorded investment in impaired loans was $3.4 million. Also during this period, interest income recognized on impaired loans amounted to approximately $232 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                               September 30,       December 31,
(Dollars in thousands)                             1999                1998
--------------------------------------------------------------------------------
Residential mortgages                             $1,154              $1,437
Commercial:
   Mortgages                                         764               1,714
   Other (1)                                       3,419               2,141
Consumer                                             682                 554
--------------------------------------------------------------------------------
Total nonaccrual loans                            $6,019              $5,846
--------------------------------------------------------------------------------
(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Capital Resources
Total equity capital amounted to $78.2 million, or 7.2% of total assets at September 30, 1999. This compares to $77.6 million, or 7.8% at December 31, 1998. The reduction in this ratio is due primarily to growth in the loan portfolio and purchases of investment securities. Total equity increased by approximately $642 thousand from December 31, 1998. The increase in equity resulting from earnings retention was reduced by a $4.6 million decline in net unrealized gains on securities. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At September 30, 1999, the Corporation's Tier 1 capital ratio was 12.34% and the total risk-adjusted capital ratio was 14.17%. These ratios were both above the ratios required to be categorized as well-capitalized.

Dividends payable at September 30, 1999 amounted to approximately $1.2 million, representing $.11 per share payable on October 15, 1999, an increase of 10.0% over the $.10 per share declared in the fourth quarter of 1998. Dividends declared per share represent historical per share dividends declared by the Corporation and have not been restated as a result of the acquisition of Pier Bank. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Book value per share as of September 30, 1999 and December 31, 1998 amounted to $7.18 and $7.21, respectively.

Acquisition of Pier Bank
On August 25, 1999, following receipt of all required regulatory and shareholder approvals, the Corporation completed the acquisition of Pier Bank, a Rhode Island-chartered community bank headquartered in South Kingstown, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated February 22, 1999, the acquisition was effected by means of the merger of Pier Bank with and into The Washington Trust Company, the wholly-owned subsidiary of the Corporation. Under the terms of the agreement, the Corporation exchanged .468 shares of its common stock for each share of common stock held by a Pier Bank shareholder, with cash in lieu of fractional share interests. The conversion of customer deposit and loan accounts took place on September 24, 1999. The acquisition of Pier Bank was a tax-free reorganization accounted for as a pooling of interests. Accordingly, the financial information for all periods presented has been restated to present the combined financial condition and results of operations as if the combination had been in effect for all periods presented. Expenses directly attributable to the merger amounted to $1.3 million, net of tax, and were charged to earnings at the date of combination.

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

The Corporation expects that the total costs associated with the project will amount to approximately $500 thousand. The Corporation plans to account for most of these costs as expense items. In some cases, acquired hardware and software items will be capitalized and amortized in accordance with the Corporation's existing accounting policy. Total costs incurred through September 30, 1999 amounted to approximately $400 thousand. These costs consisted primarily of system testing and modification, internal staffing and consulting, and were primarily recorded in noninterest expenses. The remaining project costs will be incurred throughout 1999. The costs of the project and the date on which the Corporation plans to complete Year 2000 testing are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

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

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60 month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of September 30, 1999, the Corporation's estimated exposure as a percentage of net interest income for the next 12 month period and the subsequent 12 month period thereafter (months 13 - 24), respectively, is as follows:

                                      Months 1 - 12      Months 13 - 24
---------------------------------- ------------------- ------------------

200 basis point increase in rates         -2.4%               -6.5%
200 basis point decrease in rates         +1.3%               -0.2%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities using both parallel rate shifts of up to 200 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of September 30, 1999, an immediate 200 basis point rise in rates would result in a 4.4% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 2.2% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the bank's available for sale securities portfolio at September 30, 1999, including both debt and equity securities, was 4.0%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

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

             Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against Maxson and its principal shareholder as well as claims against the former Maxson officer who was allegedly responsible for the embezzlement. The Bank intends to vigorously assert its defenses and affirmative claims. The case is nearing the end of discovery and a trial date has been established for February 2000. Management and legal counsel are unable to estimate or assess the extent of risk of an adverse result. Consequently, no loss provision has been recorded.

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

Item 2.  Changes in Securities and Use of Proceeds
                  None

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
                  Exhibit No.
                     10          Changes in Control Agreement (1)
                     11          Statement re Computation of Per Share Earnings

         (b) On August 27, 1999, a Form 8-K was filed which reported that the Corporation completed the acquisition of Pier Bank, a Rhode Island-chartered community bank with assets of $59.4 million as of December 31, 1998.


(1) Management contract or compensatory plan or arrangement.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         WASHINGTON TRUST BANCORP, INC.
                                 (Registrant)



November 15, 1999        By:   John C. Warren
                         ----------------------------------------------
                         John C. Warren
                         Chairman and Chief Executive Officer
                         (principal executive officer)





November 15, 1999        By:   David V. Devault
                         ----------------------------------------------
                         David V. Devault
                         Executive Vice President, Treasurer
                          and Chief Financial Officer
                         (principal financial and accounting officer)