Form 10-K
period 1999-12-31
WASHINGTON TRUST BANCORP INC
filed 2000-03-21
CIK 737468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-K

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999 or

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

[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $142,500,385 at February 25, 2000 which includes $14,090,548 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of common stock of the registrant outstanding as February 25, 2000 was 10,933,884.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement dated March 21, 2000 for the Annual Meeting of Shareholders to be held April 25, 2000 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-K

                         WASHINGTON TRUST BANCORP, INC.

                      For the Year Ended December 31, 1999

                                TABLE OF CONTENTS


                       Description

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

The Corporation was formed in 1984 under a plan of reorganization in which outstanding common shares of The Washington Trust Company were exchanged for common shares of Washington Trust Bancorp, Inc. At December 31, 1999 the Corporation had total consolidated assets of $1.105 billion, deposits of $660.8 million and equity capital of $77.2 million.

In the third quarter of 1999, the Corporation completed its acquisition of Pier Bank, a Rhode Island chartered community bank headquartered in South Kingstown, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated February 22, 1999, the acquisition was effected by means of merger of Pier Bank with and into The Washington Trust Company, the wholly-owned subsidiary of the Corporation. The acquisition of Pier Bank was a tax-free reorganization accounted for as a pooling of interests. Accordingly, the consolidated financial statements and other financial information of the Corporation have been restated to reflect the acquisition at the beginning of the earliest period presented. At December 31, 1998, Pier Bank had total assets of $59.4 million and total shareholders' equity of $4.5 million.

The Washington Trust Company
The Washington Trust Company was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area. Its current corporate charter dates to 1902. See discussion under "Market Area and Competition" for further information.

The Bank provides a broad range of financial services, including:

  Residential mortgages               Commercial and consumer demand deposits
  Commercial loans                    Savings, NOW and money market deposits
  Construction loans                  Certificates of deposit
  Consumer installment loans          Retirement accounts
  Home equity lines of credit         Cash management services
  Merchant credit card services       Safe deposit boxes
  Automated teller machines (ATMs)    Trust and investment management services
  Telephone banking services


Automated teller machines (ATMs) are located throughout the Bank's market area. The Bank is a member of various ATM networks.

Data processing for most of the Bank's deposit and loan accounts and other applications are conducted internally, using owned equipment. Application software is primarily obtained through purchase or licensing agreements.

The Bank's primary source of income is net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing deposits and other borrowed funds. Sources of noninterest income include fees for management of customer investment portfolios, trusts and estates, service charges on deposit accounts, merchant processing fees, gains and fees from mortgage banking activities and other banking-related fees. Noninterest expenses include the provision for loan losses, salaries and employee benefits, occupancy, equipment, merchant processing, office supplies, advertising and promotion and other administrative expenses.

The Bank's lending activities are conducted primarily in southern Rhode Island and southeastern Connecticut. The Bank provides a variety of commercial and retail lending products. The Bank generally underwrites its residential mortgages based upon secondary market standards. Loans are originated both for sale in the secondary market as well as for portfolio. Most secondary market loans have been sold with servicing retained, however, in the fourth quarter of 1999, the Corporation began selling loans with servicing released. Also in 1999, the Corporation sold its $4.6 million portfolio of credit card loans at a gain, net of expenses and related income taxes, of $285 thousand.

The Bank provides trust and investment management services as trustee under wills and trust agreements; as executor or administrator of estates; as a provider of agency, custodial and management investment services to individuals and institutions; and as a trustee for employee benefit plans. In addition, the Bank provides a full-line of investment management and trust services, including financial planning, estate and tax planning, to customers of Bank Rhode Island. This alliance enables the Bank to generate fee income and also enables Bank Rhode Island to offer professional trust services to its customers. In January 2000, the Bank opened a trust and investment management office in Providence, Rhode Island. The market value of total trust assets amounted to $964.2 million as of December 31, 1999.

The following is a summary of recurring sources of income, which excludes net gains on sales of securities and the 1999 net gain on sale of the credit card portfolio, as a percentage of total income (net interest income plus recurring noninterest income) during the past five years:

                               1999       1998       1997       1996       1995
     ---------------------------------------------------------------------------
     Net interest income        71%        72%        75%        77%        78%
     Trust revenue              12         11         11         10         10
     Other noninterest income   17         17         14         13         12
     ---------------------------------------------------------------------------
     Total income              100%       100%       100%       100%       100%
     ---------------------------------------------------------------------------

Market Area and Competition
The Bank's market area includes Washington County and a portion of Kent County in southern Rhode Island, as well as a portion of New London County in southeastern Connecticut. The Bank operates thirteen banking offices in these Rhode Island and Connecticut counties. The locations of the banking offices are as follows:

Westerly, RI (3 locations)        Charlestown, RI            Wakefield, RI
Narragansett, RI (2 locations)    Richmond, RI               North Kingstown, RI
New Shoreham (Block Island), RI   Mystic, CT (3 locations)

The Bank's banking offices in Charlestown and on Block Island are the only bank facilities in those Rhode Island communities. In the first quarter of 1998, the Bank opened a financial services branch office in New London, Connecticut, which offers trust and investment management, commercial lending and residential mortgage origination.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. The Bank had 34% of total deposits reported by all financial institutions for communities in which the Bank operates banking offices as of June 30, 1999. The closest competitor held 23%, and the second closest competitor held 13% of total deposits in the same communities. The Corporation believes that being the largest commercial banking institution headquartered within the market area provides a competitive advantage over other financial institutions. The Bank has a marketing department that is responsible for the review of existing products and services and the development of new products and services.

Employees
As of December 31, 1999 the Corporation had 387 employees, of which 338 were full-time and 49 were part-time.

Supervision and Regulation
General - The business in which the Corporation and the Bank are engaged is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other agencies of federal and state government. The supervisory and regulatory activities of these authorities are often intended primarily for the protection of customers or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Corporation and the Bank, nor intended for the protection of the Corporation's shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Proposals to change regulations and laws that affect the banking industry are frequently raised at the federal and state level. The potential impact on the Corporation of any future revisions to the supervisory or regulatory structure cannot be determined.

The Corporation and the Bank are required by various authorities to file extensive periodic reports of financial and other information and such other reports that the regulatory and supervisory authorities may require. The Corporation is also subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended.

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the activities of the Corporation are regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The BHC Act requires that the Corporation obtain prior approval of the Federal Reserve Board to acquire control over a bank. Provided that the Corporation does not become a "financial holding company" under the recently enacted Gramm-Leach-Bliley Act (as discussed below), the BHC Act also requires that the Corporation obtain prior approval of the Federal Reserve Board to acquire certain nonbank entities and restricts the activities of the Corporation to those closely related to banking. Federal law also regulates transactions between the Corporation and the Bank, including loans or extensions of credit.

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

FDICIA established five capital tiers, ranging from "well-capitalized" to "critically undercapitalized". A depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. At December 31, 1999, the Bank's capital ratios placed it in the well-capitalized category. Reference is made to Note 15 to the Corporation's Consolidated Financial Statements for additional discussion of the Corporation's regulatory capital requirements.

Another primary  purpose of FDICIA was to  recapitalize  the Bank Insurance Fund
(BIF). The FDIC adopted a risk-related premium system for the assessment period beginning January 1, 1993. Under this new system, each institution's assessment rate is based on its capital ratios in combination with a supervisory evaluation of the risk the institution poses to the BIF. Banks deemed to be well-capitalized and who pose the lowest risk to the BIF will pay the lowest assessment rates, while undercapitalized banks, which present the highest risk, will pay the highest rates.

FDICIA contained other significant provisions that require the federal banking regulators to establish standards for safety and soundness for depository institutions and their holding companies in three areas: (i) operational and managerial; (ii) asset quality, earnings and stock valuation; and (iii) management compensation. The legislation also required that risk-based capital requirements contain provisions for interest rate risk, credit risk and risks of nontraditional activities. FDICIA also imposed expanded accounting and audit reporting requirements for depository institutions. In addition, FDICIA imposed numerous restrictions on state-chartered banks, including those that generally limit investments and activities to those permitted to national banks, and contains several consumer banking law provisions.

Riegle-Neal  Interstate Banking and Branching Efficiency Act of 1994 (Interstate
Act) - The Interstate Act permits adequately capitalized bank holding companies to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that such action is specifically authorized by the law of the host state. Both Rhode Island and Connecticut, the two states in which the Corporation conducts banking operations, have adopted legislation to "opt in" to interstate merger and branching provisions that effectively eliminated state law barriers.

Gramm-Leach-Bliley Act - The general effect of the Gramm-Leach-Bliley Act, which became law on November 12, 1999, is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system, such as the Corporation, to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the Gramm-Leach-Bliley Act is intended to permit bank holding companies that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of financial activities than the activities previously permitted for bank holding companies.

Generally, although significant implementing regulations have yet to be published, the Gramm-Leach-Bliley Act:

   o repeals historical restrictions on, and eliminates many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

   o provides a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

   o broadens the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

   o provides an enhanced framework for protecting the privacy of consumer information;

   o adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the FHLB system;

   o modifies the laws governing the implementation of the Community Reinvestment Act of 1977; and

   o addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order to elect to become a financial holding company and engage in the new activities, a bank holding company, such as the Corporation, must meet certain tests and file an election form with the Federal Reserve Board, which generally is acted on within thirty days. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent federal Community Reinvestment Act evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Corporation has no immediate plans to become a financial holding company.

Dividend Restrictions - The Corporation's revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 15 to the Corporation's Consolidated Financial Statements for additional discussion of the Corporation's ability to pay dividends.

Capital Guidelines - Regulatory guidelines have been established that require bank holding companies and banks to maintain minimum ratios of capital to risk-adjusted assets. Banks are required to have minimum core capital (Tier 1) of 4% and total risk-adjusted capital (Tier 1 and Tier 2) of 8%. For the Corporation, Tier 1 capital is essentially equal to shareholders' equity excluding the net unrealized gain (loss) on securities available for sale. Tier 2 capital consists of a portion of the allowance for loan losses (limited to 1.25% of total risk-weighted assets). As of December 31, 1999, the Corporation's net risk-weighted assets amounted to $607.9 million, its Tier 1 capital ratio was 12.57% and its total risk-based capital ratio was 14.24%.

The Tier 1 leverage ratio is defined as Tier 1 capital (as defined under the risk-based capital guidelines) divided by average assets (net of intangible assets and excluding the effects of accounting for securities available for sale under SFAS No. 115). The minimum leverage ratio is 3% for bank holding companies that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and strong earnings. Other bank holding companies are expected to have ratios of at least 4 - 5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given bank holding company. The Corporation's Tier 1 leverage ratio was 7.14% as of December 31, 1999. The Federal Reserve has not advised the Corporation of any specific minimum Tier 1 leverage capital ratio applicable to it.

Allowance for Loan Losses
The Corporation evaluates the adequacy of the allowance for loan losses based upon the composition of the loan portfolio, historical experience, industry statistics, prevailing economic and business conditions and industry concentration. The Corporation utilizes a credit rating system that assesses individual loans in the commercial, commercial mortgage and commercial construction and development portfolios. Management applies the allowance percentages it considers appropriate to the balances in each rating classification. In addition, specific allowances for loans in these categories considered impaired are determined in accordance with the Statement of Financial Accounting Standards No. 114, "Allowance for Loan Losses". Loans in other portfolios are not individually assessed utilizing the credit rating system mentioned above, but may be similarly rated when information is known to management which indicates such action is warranted. For loans in other portfolios, management applies the allowance percentages it considers appropriate to each portfolio. Loss allocation percentages are based on the Corporation's historical loss experience, industry trends and the actual or anticipated impact of economic conditions on the borrowers. As a result, the percentage allocations are adjusted as necessary when changes in the aforementioned factors warrant. Based on analyses performed, the allowance for loan losses is maintained at levels considered adequate by management to provide for loan losses inherent in the loan portfolio.

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

     Interest income is reported on the fully taxable-equivalent basis. Tax exempt income is converted to a fully taxable equivalent basis using the statutory federal income tax rate. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Interest on nonaccrual loans is included in the analysis of net interest earnings to the extent that such interest income has been recognized in the Consolidated Statements of Income. See Guide 3 Statistical Disclosures - Item III.C.1.

C. An analysis of rate/volume changes in interest income and interest expense is presented under the caption "Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)" of Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. The net change attributable to both volume and rate has been allocated proportionately.

II.  SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

A. The carrying amounts of securities as of the dates indicated are presented in the following tables:

     (Dollars in thousands)

     December 31,                                   1999       1998       1997
     ---------------------------------------------------------------------------

     Securities Available for Sale:
     U.S. Treasury obligations and obligations
        of U.S. government-sponsored agencies      $86,310   $118,348    $92,994
     Mortgage-backed securities                    189,086    145,806    124,583
     Corporate bonds                                33,684     27,503      2,000
     Corporate stocks                               21,351     28,184     22,266
     ---------------------------------------------------------------------------
     Total securities available for sale          $330,431   $319,841   $241,843
     ---------------------------------------------------------------------------

     (Dollars in thousands)

     December 31,                                   1999       1998       1997
     ---------------------------------------------------------------------------
     Securities Held to Maturity:
     U.S. Treasury obligations and obligations
        of U.S. government-sponsored agencies      $28,231    $21,987    $23,932
     Mortgage-backed securities                     62,209     46,088     10,695
     States and political subdivisions              25,932     27,572     17,180
     ---------------------------------------------------------------------------
     Total securities held to maturity            $116,372    $95,647    $51,807
     ---------------------------------------------------------------------------


B. Maturities of debt securities as of December 31, 1999 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated prepayments. Yields on tax exempt obligations are not computed on a tax equivalent basis.

     (Dollars in thousands)                 Due in      After 1 Year  After 5 Years
                                            1 Year      but Within 5  but Within 10      After
     Securities Available for Sale         or Less         Years          Years         10 Years        Totals
     ------------------------------------------------------------------------------------------------------------
     U.S. Treasury obligations and
     obligations of U.S.
     government-sponsored agencies:
       Amortized cost                       $10,366         $47,993        $21,897         $7,302        $87,558
       Weighted average yield                 6.13%           6.27%          6.48%          7.18%          6.38%

     Mortgage-backed securities:
       Amortized cost                        26,687          84,702         52,217         28,328        191,934
       Weighted average yield                 6.50%           6.53%          6.76%          7.02%          6.66%

     Corporate bonds:
       Amortized cost                           374          16,993          4,531         12,466         34,364
       Weighted average yield                 6.53%           6.63%          6.38%          6.64%          6.60%
     ------------------------------------------------------------------------------------------------------------
     Total debt securities:
       Amortized cost                       $37,427        $149,688        $78,645        $48,096       $313,856
       Weighted average yield                 6.39%           6.46%          6.66%          6.95%          6.58%
     ------------------------------------------------------------------------------------------------------------
       Fair value                           $36,824        $147,197        $77,421        $47,638       $309,080
     ------------------------------------------------------------------------------------------------------------

     (Dollars in thousands)                 Due in      After 1 Year  After 5 Years
                                            1 Year      but Within 5  but Within 10      After
     Securities Held to Maturity           or Less         Years          Years         10 Years        Totals
     -----------------------------------------------------------------------------------------------------------
     U.S. Treasury obligations and
     obligations of U.S.
     government-sponsored agencies:
       Amortized cost                        $1,812         $13,310        $13,109            $ -        $28,231
       Weighted average yield                 6.81%           6.34%          6.51%              -          6.45%

     Mortgage-backed securities:
       Amortized cost                        10,140          34,774         16,610            685         62,209
       Weighted average yield                 6.55%           6.54%          6.48%          6.59%          6.53%

     States and political
     subdivisions:
       Amortized cost                         2,923           8,502         14,507              -         25,932
       Weighted average yield                 4.60%           4.30%          4.26%              -          4.31%
     ------------------------------------------------------------------------------------------------------------
     Total debt securities:
       Amortized cost                       $14,875         $56,586        $44,226           $685       $116,372
       Weighted average yield                 6.18%           6.15%          5.78%          6.53%          6.02%
     ------------------------------------------------------------------------------------------------------------
       Fair value                           $14,498         $54,921        $42,788           $661       $112,868
     ------------------------------------------------------------------------------------------------------------

C.   Not applicable.

III. LOAN PORTFOLIO

A. The following table sets forth the composition of the Corporation's loan portfolio for each of the past five years:

     (Dollars in thousands)

     December 31,                              1999           1998           1997           1996           1995
     -------------------------------------------------------------------------------------------------------------
     Commercial:
         Mortgages                           $113,719        $87,132        $76,483        $77,482        $68,783
         Construction and development           2,902          2,855          5,508          5,314          5,968
         Other                                115,739        113,372        129,258        110,491         97,763
     -------------------------------------------------------------------------------------------------------------
     Total commercial                         232,360        203,359        211,249        193,287        172,514

     Residential real estate:
         Mortgages                            212,719        191,101        188,729        177,450        173,267
         Homeowner construction                12,995         15,052          8,414          6,977          4,795
     -------------------------------------------------------------------------------------------------------------
     Total residential real estate            225,714        206,153        197,143        184,427        178,062
     -------------------------------------------------------------------------------------------------------------
     Consumer                                  90,951         87,458         81,394         68,198         57,209
     -------------------------------------------------------------------------------------------------------------
     Total Loans                             $549,025       $496,970       $489,786       $445,912       $407,785
     -------------------------------------------------------------------------------------------------------------

B. An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 1999 follows:

     (Dollars in thousands)

                                                        One Year       One to Five     After Five
     Matures in:                                        or Less           Years           Years          Totals
     -------------------------------------------------------------------------------------------------------------
     Construction and development (1)                     $4,237          $4,372          $7,288          $15,897
     Commercial - other                                   39,657          51,262          24,820          115,739
     -------------------------------------------------------------------------------------------------------------
                                                         $43,894         $55,634         $32,108         $131,636
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

     Sensitivity to changes in interest rates for all such loans due after one year is as follows:

     (Dollars in thousands)                            Floating or
                                     Predetermined     Adjustable
                                         Rates            Rates         Totals
     ---------------------------------------------------------------------------
     Principal due after one year       $50,682         $37,060        $87,742
     ---------------------------------------------------------------------------

C.   Risk Elements
     Reference is made to the caption "Asset Quality" included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Included therein is a discussion of the Corporation's credit review and accounting practices, as well as information relevant to nonperforming assets at December 31, 1999.

1.   Nonaccrual, Past Due and Restructured Loans
     a)   Nonaccrual loans as of the dates indicated were as follows:

     (Dollars in thousands)

     December 31,         1999        1998        1997        1996        1995
     ---------------------------------------------------------------------------
                         $3,798      $5,846      $7,644      $8,197      $9,231
     ---------------------------------------------------------------------------

     Loans, with the exception of certain well-secured residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but not collected on such loans is reversed against current period income. Cash receipts on nonaccrual loans are recorded as interest income or as a reduction of principal if full collection of the loan is doubtful or if impairment of the collateral is identified. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower had demonstrated an ability to comply with repayment terms, and when, in management's opinion, the loans are considered to be fully collectible.

     For the year ended December 31, 1999, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $342 thousand. Interest recognized on these loans amounted to approximately $105 thousand.

     There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 1999.

     b) Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:

     (Dollars in thousands)

     December 31,          1999        1998        1997        1996        1995
     ---------------------------------------------------------------------------
                           $120        $235        $651       $1,517       $256
     ---------------------------------------------------------------------------

     c)   Restructured accruing loans for the dates indicated were as follows:

     (Dollars in thousands)

     December 31,         1999         1998        1997        1996        1995
     ---------------------------------------------------------------------------
                          $446         $ -         $ -         $ -         $ -
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

2.   Potential Problem Loans
     Potential problem loans consist of certain accruing commercial loans that were less than 90 days past due at December 31, 1999, but were identified by management of the Bank as potential problem loans. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in Section III.C.1 above. At December 31, 1999, potential problem loans amounted to approximately $160 thousand. The Corporation's loan policy provides guidelines for the review of such loans in order to facilitate collection.

     Depending on future events, these potential problem loans, and others not currently identified, could be classified as nonperforming in the future.

3.   Foreign Outstandings:  None

4. Loan Concentrations: The Corporation has no concentration of loans that exceed 10% of its total loans except as disclosed by types of loan in
     Section III.A.

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

     (Dollars in thousands)

     December 31,                               1999          1998           1997           1996           1995
     ------------------------------------------------------------------------------------------------------------
     Balance at beginning of year            $10,966         $9,335         $9,009         $8,322         $9,888
     Charge-offs
        Commercial:
          Mortgages                              170              -            248            330            813
          Construction and development           119              -              -             15            528
          Other                                  304            322            740            415          1,451
        Residential:
          Mortgages                                -             14            174            166            301
          Homeowner construction                  23              -              -              -              -
        Consumer                                 351            317            360            395            372
     ------------------------------------------------------------------------------------------------------------
          Total charge-offs                      967            653          1,522          1,321          3,465
     ------------------------------------------------------------------------------------------------------------
     Recoveries
       Commercial:
          Mortgages                               44             51            110             33             14
          Construction and development             -              -              7              -              -
          Other                                  202            270            233            628            222
        Residential:
          Mortgages                              135              9             13             13            115
          Homeowner construction                   1              -              -              -              -
       Consumer                                  128             75             61            116            130
     ------------------------------------------------------------------------------------------------------------
          Total recoveries                       510            405            424            790            481
     ------------------------------------------------------------------------------------------------------------
     Net charge-offs                             457            248          1,098            531          2,984
     Additions charged to earnings             1,840          1,879          1,424          1,218          1,418
     ------------------------------------------------------------------------------------------------------------
     Balance at end of year                  $12,349        $10,966         $9,335         $9,009         $8,322
     ------------------------------------------------------------------------------------------------------------
     Net charge-offs to average loans           .09%           .05%           .23%           .13%           .73%
     ------------------------------------------------------------------------------------------------------------

B. The following table presents the allocation of the allowance for loan losses:

     (Dollars in thousands)

     December 31,                               1999          1998            1997           1996           1995
     -------------------------------------------------------------------------------------------------------------
     Commercial:
        Mortgages                              $1,920         $1,604         $1,368         $1,410        $1,912
        % of these loans to all loans           20.7%          17.5%          15.6%          17.4%         16.9%

        Construction and development               56             45             72             61           137
        % of these loans to all loans             .5%            .6%           1.1%           1.2%          1.4%

        Other                                   1,979          2,142          2,461          2,452         2,287
        % of these loans to all loans           21.1%          22.8%          26.4%          24.8%         24.0%

     Residential:
        Mortgages                               1,165          1,108          1,127          1,273         1,095
        % of these loans to all loans           38.7%          38.5%          38.6%          39.8%         42.5%

        Homeowner construction                     71             87             50             50            30
        % of these loans to all loans            2.4%           3.0%           1.7%           1.5%          1.2%

     Consumer                                   1,155          1,189          1,117          1,173           961
     % of these loans to all loans              16.6%          17.6%          16.6%          15.3%         14.0%

     Unallocated                                6,003          4,791          3,140          2,590         1,900
     ------------------------------------------------------------------------------------------------------------
     Balance at end of year                   $12,349        $10,966         $9,335         $9,009        $8,322
                                               100.0%         100.0%         100.0%         100.0%         100.0%
     -------------------------------------------------------------------------------------------------------------


V.   DEPOSITS

A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

      (Dollars in thousands)               1999                       1998                       1997
      -----------------------------------------------------------------------------------------------------------
                                  Average       Average       Average       Average       Average      Average
                                   Amount      Rate Paid      Amount       Rate Paid      Amount      Rate Paid
      -----------------------------------------------------------------------------------------------------------
      Demand deposits               $97,716         -          $83,100          -          $71,687         -
      Savings deposits:
         Regular                    128,218       2.19%        112,914       2.39%         100,279       2.54%
         NOW                         75,167        .93%         67,617        .94%          60,713       1.05%
         Money market                25,547       2.11%         23,969       2.12%          25,025       2.39%
      ---------------------------------------------------------------------------------------------------------
         Total savings              228,932       1.77%        204,500       1.87%         186,017       2.03%

      Time deposits                 318,281       4.99%        309,094       5.42%         286,714       5.49%
      ---------------------------------------------------------------------------------------------------------
         Total deposits            $644,929       3.09%       $596,694       3.45%        $544,418       3.58%
      ---------------------------------------------------------------------------------------------------------


B.       Not Applicable

C.       Not Applicable

D. The maturity schedule of time deposits in amounts of $100 thousand or more at December 31, 1999 was as follows:

     (Dollars in thousands)                                Over 3          Over 6
                                           3 months        through         through         Over 12
     Time remaining until maturity         or less        6 months        12 months        months          Totals
     --------------------------------------------------------------------------------------------------------------
                                            $63,319          $7,951         $14,358        $14,944        $100,572
     --------------------------------------------------------------------------------------------------------------

E.       Not applicable

VI.  RETURN ON EQUITY AND ASSETS

                                                                           1999           1998            1997
     ------------------------------------------------------------------------------------------------------------
     Return on average assets                                               1.01%           1.13%          1.15%
     Operating return on average assets  (1)                                1.10%           1.13%          1.15%
     Return on average shareholders' equity                                13.45%          14.03%         13.97%
     Operating return on average shareholders' equity  (1)                 14.74%          14.03%         13.97%
     Dividend payout ratio  (2)                                            41.90%          42.11%         40.70%
     Average equity to average total assets                                 7.48%           8.09%          8.25%

    (1) Excludes 1999 acquisition related expenses of $1.3 million, after tax, and 1999 net gain on sale of credit card portfolio of $285 thousand, after tax. Also excludes 1995 change in valuation allowance component of Pier Bank's income tax expense of $460 thousand.

    (2) Represents the ratio of historical per share dividends declared by Washington Trust Bancorp, Inc. to diluted operating earnings per share restated for the pooling effect of Washington Trust Bancorp, Inc. and Pier Bank.

VII. SHORT-TERM BORROWINGS

     The following is a summary of amounts relating to short-term borrowings which consist primarily of securities sold under repurchase agreements generally maturing within 90 days:

     (Dollars in thousands)

     Years ended December 31,                         1999       1998      1997
     ---------------------------------------------------------------------------
     Balance at end of year                          $4,209    $15,033   $20,337
     Maximum amount outstanding at any month-end     23,525     26,767    26,820
     Average amount outstanding                      12,324     15,085    14,773

     Weighted average interest rate during the year   5.04%      5.56%     5.64%
     Weighted average interest rate at end of year    4.56%      5.12%     5.58%

ITEM 2.  PROPERTIES

The Corporation conducts its business from its corporate headquarters and other properties listed below all of which are considered to be in good condition and adequate for the purposes for which they are used.

The following table sets forth certain information relating to bank premises owned or used by the Corporation in conducting its business:

                                                                                                     Own/Lease
Location                                                     Description                          Expiration Date
-------------------------------------------------------------------------------------------------------------------
23 Broad Street, Westerly, RI                                Corporate headquarters                     Own
1200 Main Street, Wyoming (Richmond), RI                     Branch office                              Own
126 Franklin Street, Westerly, RI                            Branch office                              Own
Ocean Avenue, New Shoreham (Block Island), RI                Branch office                        Lease / 2001 (1)
4137 Old Post Road, Charlestown, RI                          Branch office                              Own
20 Point Judith Road, Narragansett, RI                       Branch office                              Own
7625 Post Road, North Kingstown, RI                          Branch office                              Own
730 Kingstown Road, Wakefield, RI                            Branch office                        Lease / 2000 (1)
885 Boston Neck Road, Narragansett, RI                       Branch office                              Own
Olde Mistick Village, 27 Coogan Boulevard, Mystic, CT        Branch office                        Lease / 2003
McQuades Marketplace, Main Street, Westerly, RI              Supermarket branch                   Lease / 2002 (1)
McQuades Marketplace, 10 Clara Drive, Mystic, CT             Supermarket branch                   Lease / 2002 (1)
A & P Super Market, Route 1, Mystic, CT                      Supermarket branch                   Lease / 2002 (1)
66 South Main Street, Providence, RI                         Trust financial services branch      Lease / 2004 (1)
2 Union Plaza, New London, CT                                Limited financial services branch    Lease / 2004 (1)
5 Ledward Avenue, Westerly, RI                               Operations facility                  Lease / 2001 (1)
2 Crosswinds Drive, Westerly, RI                             Operations facility                        Own

(1) Lease may be extended by the Corporation beyond the indicated expiration date


ITEM 3.  LEGAL PROCEEDINGS

On January 28, 1997, a suit was filed against the Bank in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president and treasurer. The suit alleges that the Bank wrongly permitted this individual, while an officer of Maxson, to divert funds from Maxson's account at the Bank for his personal benefit. The claims against the Bank are based upon theories of breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constructive fraud.

The suit as originally filed sought recovery for losses alleged to be directly related to the embezzlement of approximately $3.1 million, as well as consequential damages amounting to approximately $2.6 million. On March 19, 1998, the plaintiffs amended their claims to seek recovery of an additional $2.6 million in losses, plus an unspecified amount of interest thereon, which were alleged to be directly related to the embezzlement. On or about November 23, 1999, the plaintiffs further amended their claims to seek recovery of approximately $8.0 million in total damages, plus an unspecified amount of interest thereon.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against Maxson and its principal shareholder as well as claims against the officer allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The case is currently in discovery and is currently scheduled for trial in late April 2000. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision has been recorded.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 1999.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of all executive officers of the Corporation and the Bank with their titles, ages, and length of service, followed by certain biographical information.

                                                                                                        Years of
  Name                       Title                                                               Age    Service
  ----------------------------------------------------------------------------------------------------------------
  John C. Warren             Chairman and Chief Executive Officer of the Corporation and the      54        4
                             Bank

  John F. Treanor            President and Chief Operating Officer of the Corporation and the     52        1
                             Bank

  David V. Devault, CPA      Executive Vice President, Treasurer and Chief Financial Officer
                             of the Corporation and the Bank                                      45       13

  Harvey C. Perry II         Senior Vice President and Secretary of the Corporation and the       50       25
                             Bank

  Stephen M. Bessette        Senior Vice President - Retail Lending of the Bank                   52        3

  Vernon F. Bliven           Senior Vice President - Human Resources of the Bank                  50       27

  Robert G. Cocks, Jr.       Senior Vice President - Commercial Lending of the Bank               55        7

  William D. Gibson          Senior Vice President - Credit Administration of the Bank            53        1

  Joseph E. LaPlume          Senior Vice President and Regional Manager of the Bank               54        -

  Barbara J. Perino          Senior Vice President - Operations and Technology of the Bank        37       10

  B. Michael Rauh, Jr.       Senior Vice President - Retail Banking of the Bank                   39        7

  James M. Vesey             Senior Vice President - Commercial Lending of the Bank               51        1

John C. Warren joined the Bank and the Corporation in 1996 as President and Chief Operating Officer. In 1997, he was elected President and Chief Executive Officer. In 1999, he was elected Chairman and Chief Executive Officer of the Corporation and the Bank.

John F. Treanor joined the Bank and the Corporation in April 1999 as President and Chief Operating Officer. He served as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of SIS Bancorp, Inc. from 1994 to 1999.

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

William D. Gibson joined the Bank in March 1999 as Senior Vice President - Credit Administration. Prior to joining the Bank, he served as Senior Vice President of Credit Review and Senior Vice President of Credit and Loan Administration of Citizens Bank since October 1977.

Joseph E. LaPlume joined the Bank in August 1999 as Senior Vice President and Regional Manager. Prior to joining the Bank he served as President and Chief Executive Officer of Pier Bank since November 1993.

Barbara J. Perino joined the Bank in 1988 as Financial Accounting Officer. She was named Controller in 1989 and Vice President - Controller in 1992. In 1998 she was promoted to Senior Vice President - Operations and Technology.

B. Michael Rauh, Jr. joined the Bank in 1991 as Vice President - Marketing and was promoted in 1993 to Senior Vice President - Retail Banking.

James M. Vesey joined the Bank in 1998 as Senior Vice President - Commercial Lending. Prior to joining the Bank he held the position of Senior Vice President and Director of Business Banking at Citizens Bank since December 1995. He previously worked for Fleet Bank for 24 years serving in a variety of positions.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock has traded on the Nasdaq National Market since May 1996. Previously, the Corporation's stock traded on the Nasdaq Small-Cap Market since June 1992, and had been listed on the Nasdaq Over-The-Counter Market system since June 1987.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 1999 and 1998 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter. Stock price and dividend amounts for the first, second and third quarters of 1998 have been restated to reflect a 3-for-2 stock split paid in the form of stock dividend on August 3, 1998.

    1999 Quarters                        1           2           3           4
    ----------------------------------------------------------------------------

    Stock prices:
        High                           $21.88      $20.38     $18.00      $19.00
        Low                             16.50       15.75      14.75       15.25

    Cash dividend declared per share     $.11        $.11       $.11        $.11

    1998 Quarters                        1           2           3           4
    ----------------------------------------------------------------------------

    Stock prices:
        High                           $24.17      $27.00     $28.50      $26.00
        Low                             20.00       20.00      20.00       18.00

    Cash dividend declared per share     $.10        $.10       $.10        $.10

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

At February 25, 2000 there were 2,112 holders of record of the Corporation's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

  FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
  SELECTED OPERATING DATA AND FINANCIAL RATIOS:                                           (Dollars in thousands)

  At or for the years ended December 31,         1999          1998           1997           1996          1995
  ------------------------------------------------------------------------------------------------------------------
  Financial Results:  (1)
  Interest income                               $72,999       $67,222       $61,393         $48,613      $44,557
  Interest expense                               37,392        34,655        31,155          20,941       17,999
  ---------------------------------------------------------------------------------------------------------------
  Net interest income                            35,607        32,567        30,238          27,672       26,558
  Provision for loan losses                       1,840         1,879         1,424           1,218        1,418
  ---------------------------------------------------------------------------------------------------------------
  Net interest income after
    provision for loan losses                    33,767        30,688        28,814          26,454       25,140
  Noninterest income                             15,409        13,432        10,944           8,912        7,712
  ---------------------------------------------------------------------------------------------------------------
  Net interest and noninterest income            49,176        44,120        39,758          35,366       32,852
  Noninterest expense                            33,833        29,378        26,457          22,250       20,690
  ---------------------------------------------------------------------------------------------------------------
  Income before income taxes                     15,343        14,742        13,301          13,116       12,162
  Income tax expense                              4,754         4,235         3,884           4,457        3,748
  ---------------------------------------------------------------------------------------------------------------
  Net income                                    $10,589       $10,507        $9,417          $8,659       $8,414
  ---------------------------------------------------------------------------------------------------------------

  Per share information ($): (1)
  Earnings per share:
    Basic                                           .97           .98           .89             .84          .84
    Basic - operating  (2)                         1.07           .98           .89             .84          .80
    Diluted                                         .96           .95           .86             .81          .82
    Diluted - operating  (2)                       1.05           .95           .86             .81          .78
  Cash dividends declared  (3)                      .44           .40           .35             .31          .27
  Book value                                       7.08          7.21          6.71            6.02         5.46
  Market value - closing stock price              17.75         21.50         23.33           13.78         8.59

  Performance Ratios (%):
  Return on average assets                         1.01          1.13          1.15            1.40         1.50
  Operating return on average assets  (2)          1.10          1.13          1.15            1.40         1.42
  Return on average shareholders' equity          13.45         14.03         13.97           14.59        16.15
  Operating return on average
    shareholders' equity  (2)                     14.74         14.03         13.97           14.59        15.27
  Dividend payout ratio  (4)                      41.90         42.11         40.70           38.27        34.62

  Asset Quality Ratios (%):
  Nonperforming loans to total loans                .69          1.18          1.56            1.84         2.26
  Nonperforming assets to total assets              .35           .61           .99            1.34         1.98
  Allowance for loan losses to nonaccrual        325.15        187.59        122.12          109.91        90.15
    loans
  Allowance for loan losses to total loans         2.25          2.21          1.91            2.02         2.04
  Net charge-offs to average loans                  .09           .05           .23             .13          .73

  Capital Ratios (%):
  Total equity to total assets                     6.99          7.80          8.28            8.60         9.72
  Tier 1 leverage capital ratio                    7.14          7.30          7.52            8.70         9.10
  Total risk-based capital ratio                  14.24         14.75         14.23           14.87        15.23

  (1) Adjusted to reflect the 3-for-2 stock splits paid on August 3, 1998, November 19, 1997 and October 15, 1996.

  (2) Excludes 1999 acquisition related expenses of $1.3 million, after tax, and 1999 net gain on sale of credit card portfolio of $285 thousand, after tax. Also excludes 1995 change in valuation allowance component of Pier Bank's income tax expense of $460 thousand.

  (3) Represents historical per share dividends declared by Washington Trust Bancorp, Inc.

  (4) Represents the ratio of historical per share dividends declared by Washington Trust Bancorp, Inc. to diluted operating earnings per share restated for the pooling effect of Washington Trust Bancorp, Inc. and Pier Bank.

  SELECTED BALANCE SHEET DATA:                                                            (Dollars in thousands)

  December 31,                                     1999         1998           1997          1996            1995
  -----------------------------------------------------------------------------------------------------------------
  Financial Condition:
  Cash and cash equivalents                      $44,260       $34,477        $31,937       $23,041        $30,973
  Total securities                               446,803       415,488        293,949       229,970        116,534
  Federal Home Loan Bank stock                    17,627        16,583         16,444        11,683          2,995
  Net loans                                      536,676       486,004        480,451       436,903        399,463
  Other                                           59,298        41,793         37,801        30,242         25,896
  -----------------------------------------------------------------------------------------------------------------
  Total assets                                $1,104,664      $994,345       $860,582      $731,839       $575,861
  -----------------------------------------------------------------------------------------------------------------

  Deposits                                      $660,753      $627,763       $572,803      $509,797       $492,819
  Short-term borrowings                            4,209        15,033         20,337        14,000              -
  Federal Home Loan Bank advances                352,548       264,106        187,001       138,493         20,951
  Other liabilities                                9,907         9,870          9,168         6,577          6,100
  Shareholders' equity                            77,247        77,573         71,273        62,972         55,991
  -----------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity  $1,104,664      $994,345       $860,582      $731,839       $575,861
  -----------------------------------------------------------------------------------------------------------------


  Asset Quality:
  Nonaccrual loans                                $3,798        $5,846         $7,644        $8,197         $9,231
  Other real estate owned, net                        49           243            888         1,574          2,196
  -----------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                      $3,847        $6,089         $8,532        $9,771        $11,427
  -----------------------------------------------------------------------------------------------------------------


SELECTED QUARTERLY FINANCIAL DATA                                                          (Dollars in thousands)

1999                                             Q1 (1)       Q2 (1)          Q3            Q4           Year
----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                    $10,809       $11,079       $11,418       $11,522       $44,828
  Income from securities                          6,643         6,725         7,005         7,283        27,656
  Interest on federal funds sold
   and other short-term investments                 160           127           130            98           515
----------------------------------------------------------------------------------------------------------------
  Total interest income                          17,612        17,931        18,553        18,903        72,999
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                  947         1,003         1,053         1,040         4,043
  Time deposits                                   3,888         3,945         3,987         4,051        15,871
  Federal Home Loan Bank advances                 3,845         4,027         4,257         4,726        16,855
  Other                                             220           254           119            30           623
----------------------------------------------------------------------------------------------------------------
  Total interest expense                          8,900         9,229         9,416         9,847        37,392
----------------------------------------------------------------------------------------------------------------
Net interest income                               8,712         8,702         9,137         9,056        35,607
Provision for loan losses                           482           458           450           450         1,840
----------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                8,230         8,244         8,687         8,606        33,767
----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust revenue                                   1,419         1,475         1,488         1,515         5,897
  Service charges on deposit accounts               758           794           777           840         3,169
  Merchant processing fees                          249           393           599           294         1,535
  Mortgage banking activities                       498           378           295           205         1,376
  Net gains (losses) on sales of securities         262           122            (4)          298           678
  Net gain on sale of credit card portfolio           -             -           438             -           438
  Other income                                      360           674           644           638         2,316
----------------------------------------------------------------------------------------------------------------
  Total noninterest income                        3,546         3,836         4,237         3,790        15,409
----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                  4,138         4,284         4,336         4,455        17,213
  Net occupancy                                     566           597           625           589         2,377
  Equipment                                         717           761           768           751         2,997
  Merchant processing costs                         159           299           536           319         1,313
  Office supplies                                   168           166           162           224           720
  Advertising and promotion                         192           328           203           260           983
  Acquisition related expenses                        -             -         1,552             -         1,552
  Other                                           1,886         1,548         1,494         1,750         6,678
----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                       7,826         7,983         9,676         8,348        33,833
----------------------------------------------------------------------------------------------------------------
Income before income taxes                        3,950         4,097         3,248         4,048        15,343
Income tax expense                                1,206         1,243         1,229         1,076         4,754
----------------------------------------------------------------------------------------------------------------
Net income                                       $2,744        $2,854        $2,019        $2,972       $10,589
----------------------------------------------------------------------------------------------------------------

Basic earnings per share                           $.25          $.26          $.19          $.27          $.97
Diluted earnings per share                         $.25          $.26          $.18          $.27          $.96
Cash dividends declared per share (2)              $.11          $.11          $.11          $.11          $.44

(1) Amounts have been restated as a result of the acquisition of Pier Bank in the third quarter of 1999 and differ from those reported in previously filed Forms 10-Q.

(2) Represents historical per share dividends declared by Washington Trust Bancorp, Inc.

SELECTED QUARTERLY FINANCIAL DATA                                                          (Dollars in thousands)

1998  (1)                                          Q1           Q2            Q3            Q4           Year
----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                    $10,981       $10,986       $10,971       $10,931       $43,869
  Income from securities                          5,163         5,744         5,707         6,093        22,707
  Interest on federal funds sold
   and other short-term investments                 205           148           198            95           646
----------------------------------------------------------------------------------------------------------------
  Total interest income                          16,349        16,878        16,876        17,119        67,222
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                  896           919         1,004         1,015         3,834
  Time deposits                                   4,290         4,354         4,136         3,964        16,744
  Federal Home Loan Bank advances                 3,072         3,331         3,341         3,469        13,213
  Other                                             232           288           122           222           864
----------------------------------------------------------------------------------------------------------------
  Total interest expense                          8,490         8,892         8,603         8,670        34,655
----------------------------------------------------------------------------------------------------------------
Net interest income                               7,859         7,986         8,273         8,449        32,567
Provision for loan losses                           462           465           473           479         1,879
----------------------------------------------------------------------------------------------------------------
Net interest income after
  provision for loan losses                       7,397         7,521         7,800         7,970        30,688
----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust revenue                                   1,224         1,361         1,344         1,301         5,230
  Service charges on deposit accounts               658           771           746           780         2,955
  Merchant processing fees                          155           223           557           286         1,221
  Mortgage banking activities                       538           614           460           606         2,218
  Net gains (losses) on sales of securities          41           351           232          (120)          504
  Other income                                      293           240           272           499         1,304
----------------------------------------------------------------------------------------------------------------
  Total noninterest income                        2,909         3,560         3,611         3,352        13,432
----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                  3,759         3,817         3,948         3,951        15,475
  Net occupancy                                     493           548           659           595         2,295
  Equipment                                         605           662           670           718         2,655
  Merchant processing costs                         111           227           440           227         1,005
  Office supplies                                   176           202           207           175           760
  Advertising and promotion                         148           194           238           214           794
  Other                                           1,511         1,770         1,495         1,618         6,394
----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                       6,803         7,420         7,657         7,498        29,378
----------------------------------------------------------------------------------------------------------------
Income before income taxes                        3,503         3,661         3,754         3,824        14,742
Income tax expense                                1,002         1,048         1,076         1,109         4,235
----------------------------------------------------------------------------------------------------------------
Net income                                       $2,501        $2,613        $2,678        $2,715       $10,507
----------------------------------------------------------------------------------------------------------------

Basic earnings per share                           $.23          $.25          $.25          $.25          $.98
Diluted earnings per share                         $.23          $.23          $.24          $.25          $.95
Cash dividends declared per share (2)              $.10          $.10          $.10          $.10          $.40

(1) Amounts have been restated as a result of the acquisition of Pier Bank in the third quarter of 1999 and differ from those reported in Form 10-K for the year ended December 31, 1998.

(2) Represents historical per share dividends declared by Washington Trust Bancorp, Inc.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Overview
Washington Trust recorded net income of $10.6 million, or $.96 per diluted share, for 1999. In the third quarter of 1999, the Corporation completed the acquisition of Pier Bank. At December 31, 1998, Pier Bank had total assets of $59.4 million and shareholders' equity of $4.5 million. The acquisition was accounted for under the pooling of interests method and, accordingly, the consolidated financial statements and other financial information of the Corporation have been restated to reflect the acquisition at the beginning of the earliest period presented. 1999 results included one-time acquisition related expenses of $1.3 million, net of tax, resulting from the acquisition of Pier Bank. Also in 1999, the Corporation sold its $4.6 million portfolio of credit card loans at a gain, net of expenses and related income taxes, of $285 thousand. Results excluding these non-recurring items are referred to herein as operating.

Operating earnings for the year ended December 31, 1999 amounted to $11.6 million, an increase of 10.4% from $10.5 million reported for 1998. Diluted earnings per share, on an operating basis, amounted to $1.05 for 1999, up from $.95 per share in 1998. The Corporation's rates of return on average assets and average equity, on an operating basis, for 1999 were 1.10% and 14.74%, respectively. Comparable amounts for the year ended December 31, 1998 were 1.13% and 14.03%, respectively.

Total assets amounted to $1.105 billion at December 31, 1999, up 11.1% from the December 31, 1998 balance of $994.3 million. Average assets rose 13.7% during 1999 and amounted to $1.052 billion. The growth in assets was primarily attributable to growth in the loan portfolio, as well as purchases of securities. Increases in Federal Home Loan Bank ("FHLB") advances as well as a 5.3% increase in total deposits funded the growth in assets. Total deposits amounted to $660.8 million and $627.8 million at December 31, 1999 and 1998, respectively. FHLB advances totaled $352.5 million at December 31, 1999, up 33.5% from the prior year balance of $264.1 million.

Total shareholders' equity amounted to $77.2 million at December 31, 1999, compared to $77.6 million at December 31, 1998. The decrease was attributable to a decline in the value of the available for sale securities portfolio. Included in shareholders' equity at December 31, 1999 was a net unrealized loss on securities available for sale, net of tax, of $191 thousand compared to a net unrealized gain of $7.4 million at December 31, 1998.

Book value per share as of December 31, 1999 and 1998 amounted to $7.08 and $7.21, respectively.

Nonperforming assets (nonaccrual loans and property acquired through foreclosure) amounted to $3.8 million or .35% of total assets at December 31, 1999, down from $6.1 million or .61% of total assets at December 31, 1998. The Corporation's loan loss provision was $1.8 million and $1.9 million in 1999 and 1998, respectively.

For the year ended December 31, 1999, net interest income (the difference between interest earned on loans and securities and interest paid on deposits and other borrowings) amounted to $35.6 million, up 9.3% over the 1998 amount. The net interest margin for the year ended December 31, 1999 amounted to 3.71%, compared to 3.85% in 1998. Other noninterest income (noninterest income excluding net gains on sales of securities and net gain on the sale of the credit card portfolio) amounted to $14.3 million for the year ended December 31, 1999, up 10.6% from $12.9 million in 1998. The increase was primarily due to increases in other income and growth in revenues for trust services. Included in other income was $677 thousand of earnings on bank-owned life insurance ("BOLI") which was purchased during the second quarter of 1999. Further discussion of BOLI is provided under the caption "Noninterest Income".

Total operating noninterest expense amounted to $32.3 million, up 9.9% over the comparable 1998 amount. The increase was primarily attributable to higher salaries and benefits expense and increases in equipment costs. Equipment costs rose 12.9% over the prior year period due primarily to depreciation expense associated with 1998 investments in technology. Included in other noninterest expense for the twelve months ended December 31, 1999 and 1998 were contributions of appreciated equity securities to the Corporation's charitable foundation amounting to $270 thousand and $323 thousand, respectively. These transactions resulted in realized securities gains of $262 thousand and $313 thousand, respectively, for the same periods.

Acquisition of Pier Bank
On August 25, 1999, following receipt of all required regulatory and shareholder approvals, the Corporation completed the acquisition of Pier Bank, a Rhode Island chartered community bank headquartered in South Kingstown, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated February 22, 1999, the acquisition was effected by means of the merger of Pier Bank with and into The Washington Trust Company, the wholly-owned subsidiary of the Corporation. Under the terms of the agreement, the Corporation exchanged .468 shares of its common stock for each share of common stock held by a Pier Bank shareholder, with cash in lieu of fractional share interests. The conversion of customer deposit and loan accounts took place on September 24, 1999. The acquisition of Pier Bank was a tax-free reorganization accounted for as a pooling of interests. Accordingly, the financial information for all periods presented has been restated to present the combined financial condition and results of operations as if the combination had been in effect for all periods presented. Expenses directly attributable to the merger amounted to $1.6 million ($1.3 million, net of tax) and were charged to earnings at the date of combination. Acquisition expenses consisted of professional fees, data processing/integration costs, write-down of assets and severance obligations.

Expansion
In April 1999, the Corporation announced its intention to open a trust and investment management office in Providence, Rhode Island. The Corporation has leased a facility for this office and commenced operations in February 2000.

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

FTE net interest income increased $3.1 million or 9.4% from 1998 to 1999, due primarily to the growth in interest-earning assets and lower cost of funds. The net interest margin (FTE net interest income as a percentage of average interest-earning assets) for 1999 and 1998 were 3.71% and 3.85%, respectively. The interest rate spread declined 7 basis points to 3.19% in 1999. Earning asset yields fell 34 basis points during 1999, while the cost of interest-bearing liabilities declined 27 basis points, thereby narrowing the net interest spread. Growth in the securities portfolio as well as interest expense associated with the increases in Federal Home Loan Bank ("FHLB") advances, were primarily responsible for the decrease in the net interest margin.

FTE interest income totaled $74.1 million in 1999, up from $68.2 million in 1998. The yield on interest-earning assets was 7.49% in 1999, down from 7.83% in 1998. Average interest-earning assets amounted to $989.4 million or 13.6% over the comparable 1998 amount. The growth in average interest-earning assets was primarily due to growth in the securities portfolio. Total average securities rose $86.7 million or 22.8% in 1999, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 6.24% in 1999, down from 6.37% in 1998. The decrease in yield reflects lower marginal rates on investment purchases during 1999 relative to the prior year.

Average loans amounted to $522.8 million in 1999, up $31.8 million from 1998. The FTE rate of return on total loans was 8.60% in 1999, down from 8.96% in 1998, due primarily to lower yields on new loan originations. The yields on commercial loans amounted to 9.37% and 9.66% in 1999 and 1998, respectively. The decrease in yields on commercial loans was mainly due to refinancing activity and commercial loan originations with lower yields. Average commercial loans amounted to $219.4 million in 1999, up 5.6% from the $207.8 million prior year level. The yield on residential real estate loans amounted to 7.79% in 1999, compared to 8.20% in 1998. Average residential mortgages rose 7.4% in 1999 and amounted to $214.1 million. Average consumer loans increased 6.4% in 1999 to $89.3 million. The yield on consumer loans amounted to 8.63% in 1999, down from 9.05% in 1998.

As a result of higher levels of FHLB advances and increases in savings and time deposits, average interest-bearing liabilities increased 14.7% to $869.2 million at December 31, 1999, and interest expense increased 7.9% and totaled $37.4 million in 1999. The rate paid on interest-bearing liabilities declined 27 basis points to 4.30% in 1999 primarily due to lower interest rates. Average FHLB advances increased by $81.3 million or 35.6% from 1998 and amounted to $309.6 million in 1999. The advances were used primarily to match fund the purchase of securities. The average rate paid on FHLB advances for 1999 was 5.44%, a decrease of 35 basis points from the prior year.

Average savings deposits increased by $24.4 million or 11.9% from 1998 and fell 10 basis points in the rate paid. Average time deposits grew $9.2 million or 3.0% in 1999 with a decrease of 43 basis points in the rate paid. In addition, average demand deposits, an interest-free source of funding, increased by 17.6% from 1998 and amounted to $97.7 million in 1999.

Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)

The following table presents average balance and interest rate information. Tax-exempt income is converted to a fully taxable equivalent basis using the statutory federal income tax rate. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

 Years ended December 31,                   1999                         1998                        1997
 ------------------------------------------------------------------------------------------------------------------
                                 Average           Yield/    Average            Yield/    Average           Yield/
 (Dollars in thousands)          Balance  Interest  Rate     Balance    Interest Rate     Balance   Interest Rate
 ------------------------------------------------------------------------------------------------------------------
 Assets:
 Residential real estate loans   $214,124   16,687    7.79    $199,347   16,347   8.20    $191,053   15,814   8.28
 Commercial and other loans       219,394   20,564    9.37     207,787   20,072   9.66     204,599   19,742   9.65
 Consumer loans                    89,291    7,707    8.63      83,882    7,587   9.05      73,932    6,918   9.36
 ------------------------------------------------------------------------------------------------------------------
   Total loans                    522,809   44,958    8.60     491,016   44,006   8.96     469,584   42,474   9.05
 Federal funds sold and other
  short term investments           10,539      515    4.89      11,940      646   5.41       9,067      492   5.42
 Taxable debt securities          399,058   24,432    6.12     315,177   19,706   6.25     243,956   16,594   6.80
 Nontaxable debt securities        26,945    1,786    6.63      22,533    1,435   6.37      15,789    1,048   6.64
 Corporate stocks and FHLB         30,041    2,394    7.97      30,265    2,409   7.96      27,993    2,343   8.37
 stock
 ------------------------------------------------------------------------------------------------------------------
   Total securities               466,583   29,127    6.24     379,915   24,196   6.37     296,805   20,477   6.90
 ------------------------------------------------------------------------------------------------------------------
   Total interest-earning
     assets                       989,392   74,085    7.49     870,931   68,202   7.83     766,389   62,951   8.21
 ------------------------------------------------------------------------------------------------------------------
 Cash and due from banks           18,432                       16,860                      17,328
 Allowance for loan losses        (11,767)                    (10,194)                      (9,209)
 Premises and equipment, net       24,122                       23,676                      21,793
 Other                             32,098                       24,576                      20,962
 ------------------------------------------------------------------------------------------------------------------
   Total assets                 $1,052,277                    $925,849                    $817,263
 ------------------------------------------------------------------------------------------------------------------
 Liabilities and Shareholders'
   Equity:
 Savings deposits                $228,932    4,043    1.77    $204,500    3,834   1.87    $186,017    3,778   2.03
 Time deposits                    318,281   15,871    4.99     309,094   16,744   5.42     286,714   15,738   5.49
 FHLB  advances                   309,594   16,855    5.44     228,295   13,213   5.79     182,781   10,782   5.90
 Other                             12,383      623    5.03      15,626      864   5.53      15,250      857   5.62
 ------------------------------------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                  869,190   37,392    4.30     757,515   34,655   4.57     670,762   31,155   4.64
 ------------------------------------------------------------------------------------------------------------------
 Demand deposits                   97,716                       83,100                      71,687
 Other liabilities                  6,305                        7,942                       6,245
 Shareholders' equity              79,066                       77,292                      68,569
 ------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     Shareholders' equity       $1,052,277                    $925,849                    $817,263
 ------------------------------------------------------------------------------------------------------------------
   Net interest income                     $36,693                      $33,547                     $31,796
 ------------------------------------------------------------------------------------------------------------------
 Interest rate spread                                 3.19                        3.26                        3.57
 Net interest margin                                  3.71                        3.85                        4.15
 ------------------------------------------------------------------------------------------------------------------




Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)

Years ended December 31,                 1999             1998             1997
--------------------------------------------------------------------------------
Commercial and other loans               $130             $137             $159
Taxable debt securities (1)                 -                -              614
Nontaxable debt securities                605              485              372
Corporate stocks and FHLB stock           351              358              413

(1) Represents adjustment for U.S. Treasury and government agency obligations that are exempt from state income taxes only.

Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)

                                          1999/1998                    1998/1997                   1997/1996
  -------------------------------------------------------------------------------------------------------------------
                                                     Net                         Net                         Net
  (Dollars in thousands)           Volume    Rate     Change     Volume   Rate    Change     Volume    Rate   Change
  -------------------------------------------------------------------------------------------------------------------

  Interest on:
  Interest-earning assets:
    Residential real estate loans  $1,176   (835)      341       $681    (148)      533      $671    (131)      540
    Commercial and other loans      1,099   (606)      493        308      21       329     2,450    (276)    2,174
    Consumer loans                    476   (358)      118        906    (236)      670     1,209    (229)      980
    Federal funds sold and
      other short term investments    (35)   (96)     (131)       155      (1)      154       198       8       206
    Taxable debt securities         5,145   (420)    4,725      4,539  (1,427)    3,112     8,827     (41)    8,786
    Nontaxable debt securities        290     62       352        431     (44)      387         -      15        15
    Corporate stocks and FHLB
      stock                           (18)     3       (15)       184    (118)       66     1,112    (659)      453
  -------------------------------------------------------------------------------------------------------------------
    Total interest-earning
      assets                        8,133 (2,250)    5,883      7,204  (1,953)    5,251    14,467  (1,313)   13,154
  -------------------------------------------------------------------------------------------------------------------
  Interest-bearing liabilities:
    Savings deposits                  440   (231)      209        359    (303)       56        88    (331)     (243)
    Time deposits                     487 (1,360)     (873)     1,215    (209)    1,006     1,947     261     2,208
    FHLB advances                   4,466   (824)    3,642      2,638    (207)    2,431     7,620     (26)    7,594
    Other                            (168)   (73)     (241)        20     (13)        7       651       3       654
  -------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                   5,225 (2,488)    2,737      4,232    (732)    3,500    10,306     (93)   10,213
  -------------------------------------------------------------------------------------------------------------------
    Net interest income            $2,908    238     3,146     $2,972  (1,221)    1,751    $4,161  (1,220)    2,941
  -------------------------------------------------------------------------------------------------------------------


Noninterest Income
Noninterest income is an important source of revenue for the Corporation. For the year ended December 31, 1999, recurring noninterest income, which excludes net gains on sales of securities and the net gain on the sale of the credit card portfolio, accounted for 29% of total revenues (net interest income plus recurring noninterest income). Washington Trust's primary sources of recurring noninterest income are trust revenues, mortgage banking activities, servicing of deposit accounts, mortgage servicing fees, and merchant credit card processing fees. Also included in noninterest income are earnings generated from BOLI purchased in 1999.

Revenue from trust-related services, such as management of customer investment portfolios, trusts and estates, continues to be the largest component of noninterest income. Trust revenue represented 41.3% of noninterest income and amounted to $5.9 million in 1999, up by 12.8% from the $5.2 million reported in 1998. This increase in trust revenue is primarily attributable to the increase in assets under management, which amounted to $964.2 million at December 31, 1999, up 22.1% from $789.8 million in 1998.

Service charges on deposit accounts rose 7.2% to $3.2 million in 1999. Changes in the fee structures of various deposit products during the year, as well as growth in the Corporation's total deposit base, were contributing factors in this increase.

Revenue from mortgage banking activities associated with the originations of loans for the secondary market totaled $1.4 million in 1999, down from $2.2 million in 1998, due to decreased loan sales resulting from lower mortgage refinancing activity. Mortgage banking activities include the capitalization of mortgage servicing rights of $313 thousand and $553 thousand in 1999 and 1998, respectively.

Most secondary market loans have been sold with servicing retained, however, in the fourth quarter of 1999, the Corporation began selling substantially all residential mortgage loans with servicing released. Mortgage servicing fee income amounted to $426 thousand for the year ended December 31, 1999, up from the prior year amount of $165 thousand. Due to increases in interest rates, a lower amount of valuation adjustments on mortgage servicing rights was required in 1999 than in 1998. Servicing income, excluding valuation adjustments and amortization, as a percentage of average loans serviced was 30 basis points in 1999, down from 34 basis points in the prior year. The balance of serviced loans at December 31, 1999 amounted to $193.9 million, compared to $174.7 million at December 31, 1998.

In the second quarter of 1999, the Corporation purchased $18.0 million of BOLI as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. Included in other income was $677 thousand of earnings on BOLI for the year ended December 31, 1999. (See additional discussion on BOLI under the caption "Financial Condition".)

Noninterest Expense
Total noninterest expense, excluding one-time acquisition related expenses, rose 9.9% to $32.3 million in 1999. This increase was primarily attributable to higher salary and benefit expenses along with increases in equipment costs due to depreciation and maintenance expenses incurred in connection with 1998 investments in technology. Equipment costs totaled $3.0 million in 1999, up 12.9% from the 1998 amount of $2.7 million.

Income Taxes
Income tax expense amounted to $4.8 million and $4.2 million in 1999 and 1998, respectively. The Corporation's effective tax rate was 31.0% in 1999, compared to a rate of 28.7% in 1998. These rates differed from the federal rate of 35.0% due to the benefits of tax-exempt income and the dividends received deduction as well as the results of the tax planning strategies designed to reduce income taxes.

The Corporation had a net deferred tax asset amounting to $3.6 million at December 31, 1999 compared to a net deferred tax liability of $1.1 million at December 31, 1998. In addition to future taxable income and the reversal of deferred tax liabilities, a primary source of recovery of deferred tax assets is taxes paid in prior years available for carryback. (See Note 12 to the Consolidated Financial Statements for additional information regarding income taxes.)

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

Securities Available for Sale
The amortized cost of securities available for sale at December 31, 1999 amounted to $329.7 million, an increase of $22.1 million over the 1998 amount. This increase was due primarily to purchases of debt securities.

At December 31, 1999, the net unrealized gains on securities available for sale amounted to $742 thousand, a decrease of $11.5 million from the comparable 1998 amount. This decrease was attributable to the effect of increases in interest rates that occurred throughout 1999. (See Note 3 to the Consolidated Financial Statements for detail of unrealized gains and losses associated with securities available for sale.)

Securities Held to Maturity
The amortized cost of securities held to maturity increased $20.7 million, to $116.4 million at December 31, 1999. This increase is primarily attributable to purchases of mortgage-backed securities. The net unrealized losses on securities held to maturity amounted to $3.5 million at December 31, 1999, compared to $900 thousand in net unrealized gains at December 31, 1998. The decline was primarily due to the effects of increases in interest rates that occurred throughout 1999.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances. As of December 31, 1999 and 1998, the Corporation's investment in FHLB stock totaled $17.6 million and $16.6 million, respectively. The Gramm-Leach-Bliley Act requires the FHLB to issue new capitalization requirements to be implemented by May 2002.

Loans
Total loans amounted to $549.0 million at December 31, 1999, up $52.1 million, or 10.5%, from the December 31, 1998 amount of $497.0 million. The increase in total loans was led by growth in the commercial and commercial real estate portfolios.

Total commercial loans increased $29.0 million, or 14.3%, in 1999, with the largest increase occurring in the commercial mortgage portfolio. Total residential real estate loans increased $19.6 million, or 9.5%, in 1999. During the third quarter of 1999, the Corporation sold its $4.6 million portfolio of credit card loans at a gain, net of expenses and related income taxes, of $285 thousand. At December 31, 1998, credit card loans amounted to $5.4 million, or 1.1% of loans. Excluding the effect of the sale, consumer loans were up $8.9 million, or 10.8%, in 1999. The Corporation will continue to provide merchant credit card processing services.

Other Assets
Other assets totaled $28.2 million at December 31, 1999, up $22.2 million from $6.0 million at December 31, 1998. The increase was primarily due to the purchase of BOLI during the second quarter of 1999. The Corporation purchased $18.0 million of BOLI as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an interest sensitive asset on the Corporation's consolidated balance sheet that provides monthly tax-free income to the Corporation. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is included in other assets on the Corporation's consolidated balance sheets at its cash surrender value. Increases in BOLI's cash surrender value are reported as other income in the Corporation's consolidated statements of income.

Deposits
Total deposits at December 31, 1999 amounted to $660.8 million, up 5.3% from the prior year balance of $627.8 million. The increase in deposits is attributable to growth in all categories of deposits in 1999. Demand deposits rose 9.5% to $102.4 million. Savings deposits increased $12.3 million offsetting a decrease of $3.7 million in retail certificates of deposit. Time deposits totaled $323.0 million at December 31, 1999, compared to $311.2 million at December 31, 1998. The $11.7 million increase in time deposits was attributable to the addition of $9.8 million in brokered certificates of deposit as well as growth in time deposits in denominations of $100 thousand or more which increased by $17.3 million in 1999.

Borrowings
Washington Trust uses advances from the Federal Home Loan Bank of Boston as well as other short-term borrowings as part of its overall funding strategy. The additional FHLB advances and short-term borrowings were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. Total advances amounted to $352.5 million at December 31, 1999, up from $264.1 million one year earlier. (See Note 10 to the Consolidated Financial Statements for additional information about borrowings.)

Asset Quality
Nonperforming Assets
Nonperforming  assets  include  nonaccrual  loans and other real  estate  owned.
Nonperforming assets declined to .35% of total assets at December 31, 1999 compared to .61% of total assets at December 31, 1998. Nonaccrual loans as a percentage of total loans fell from 1.18% at the end of 1998 to .69% at December 31, 1999. Approximately $1.9 million, or 49.9% of total nonaccrual loans, were less than 90 days past due at December 31, 1999.

The following table presents nonperforming assets and related ratios:

     (Dollars in thousands)

     December 31,                                             1999        1998
     ---------------------------------------------------------------------------
      Nonaccrual loans:
        Residential real estate                              $1,015      $1,437
        Commercial and other:
          Mortgages                                             702       1,577
          Construction and development                           95         119
          Other                                               1,242       2,159
        Consumer                                                744         554
     ---------------------------------------------------------------------------
     Total nonaccrual loans                                   3,798       5,846
     Other real estate owned, net                                49         243
     ---------------------------------------------------------------------------
     Total nonperforming assets                              $3,847      $6,089
     ---------------------------------------------------------------------------

     Nonaccrual loans as a percentage of total loans           .69%       1.18%
     Nonperforming assets as a percentage of total assets      .35%        .61%

Nonaccrual Loans
Loans, with the exception of certain well-secured residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more past due with respect to principal and/or interest. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but uncollected, is reversed against current period income. Subsequent cash receipts on nonaccrual loans are recognized as interest income, or recorded as a reduction of principal if full collection of the loan is doubtful or if impairment of the collateral is identified.

Nonaccrual loans are returned to accrual status when the obligation has performed in accordance with the contract terms for a reasonable period of time and the ultimate collectibility of the contractual principal and interest is no longer doubtful.

Included in accruing loans 90 days or more past due at December 31, 1999 are residential mortgages amounting to $109 thousand which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

     (Dollars in thousands)

     December 31,                                         1999            1998
     ---------------------------------------------------------------------------
     Nonaccrual loans 90 days or more past due           $1,902          $2,654
     Nonaccrual loans less than 90 days past due          1,896           3,192
     ---------------------------------------------------------------------------
     Total nonaccrual loans                              $3,798          $5,846
     ---------------------------------------------------------------------------
     Accruing loans 90 days or more past due,
       primarily all residential mortgages (1)             $120            $235
     ---------------------------------------------------------------------------
     (1) Not included in nonperforming assets

Restructured Loans
Loans are considered restructured when the Corporation has granted concessions to a borrower due to the borrower's financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. Included in nonaccrual loans at December 31, 1999 and 1998, are loans whose terms have been restructured amounting to $142 thousand and $1.1 million, respectively. There were no commitments to lend additional funds to borrowers whose loans had been restructured.

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

The balance of OREO amounted to $49 thousand at December 31, 1999, down from the prior year amount of $243 thousand. Decreases in OREO resulted from sales of foreclosed properties and repossessed assets that exceeded the level of foreclosures and repossessions. During 1999, proceeds from sales of foreclosed properties and repossessed assets amounted to $513 thousand. Washington Trust has provided financing to facilitate the sales of some of these properties. Financing is generally provided at market rates with credit terms similar to those available to other borrowers.

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

The determination of the adequacy of the allowance is necessarily judgmental and involves consideration of various factors and assumptions. Management believes that an allocation of the allowance is not necessarily indicative of the specific amount of future charge-offs or the specific loan categories in which these charge-offs may ultimately occur. The unallocated component of the allowance for loan losses represents management's evaluation of the loan portfolio, including its size and complexity, with consideration given to the Corporation's expanded market area and industry concentrations. Also, management realizes that there are losses that have been incurred within the portfolio that have not yet been specifically identified. The allowance for loan losses amounted to $12.3 million, or 2.25% of total loans at December 31, 1999, compared to $11.0 million or 2.21% at December 31, 1998.

The following table reflects the activity in the allowance for loan losses:

       (Dollars in thousands)

       Years ended December 31,                           1999            1998
       -------------------------------------------------------------------------
       Beginning balance                                $10,966          $9,335
       Charge-offs, net of recoveries:
         Residential:
            Real estate                                     135              (5)
            Construction                                    (22)              -
         Commercial:
            Mortgages                                      (126)             51
            Construction and development                   (119)              -
            Other                                          (102)            (52)
         Consumer                                          (223)           (242)
       -------------------------------------------------------------------------
       Net charge-offs                                     (457)           (248)
       Provision for loan losses                          1,840           1,879
       -------------------------------------------------------------------------
       Ending balance                                   $12,349         $10,966
       -------------------------------------------------------------------------
       Allowance for loan losses to nonaccrual loans     325.15%         187.59%
       Allowance for loan losses to total loans            2.25%           2.21%
       -------------------------------------------------------------------------


The provision for loan losses amounted to $1.8 million in 1999, down from $1.9 million in 1998. The provision amount is determined by management to maintain the allowance at a level that is deemed appropriate.

Capital Resources
Total shareholders' equity decreased $326 thousand during 1999 and amounted to $77.2 million at December 31, 1999. The overall decline was mainly attributable to reductions in net unrealized gains on securities of $7.6 million. Capital growth resulted from $6.0 million of earnings retention and $1.3 million from stock option exercises. Cash dividends declared per share amounted to $.44 and $.40 in 1999 and 1998, respectively.

The ratio of total equity to total assets amounted to 7.0% at December 31, 1999, compared to 7.8% at December 31, 1998. The reduction in this ratio was due primarily to the growth in assets resulting from growth in the loan portfolio, purchases of securities and the purchase of bank-owned life insurance as a financing tool for employee benefits. Book value per share at December 31, 1999 amounted to $7.08, down slightly from the year-earlier amount of $7.21 per share.

The Corporation and the Bank are subject to various regulatory capital requirements. The Corporation and the Bank are categorized as well-capitalized under the regulatory framework for prompt corrective action. (See Note 15 to the Consolidated Financial Statements for additional discussion of capital requirements.)

Litigation
The Bank is party to a lawsuit filed by a former corporate customer and the customer's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by an officer of the customer. The suit as originally filed sought recovery from the Bank for losses directly related to the embezzlement of approximately $3.1 million, as well as consequential damages amounting to approximately $2.6 million. On March 19, 1998, the customer amended its claims to seek recovery of an additional $2.6 million in losses, plus an unspecified amount of interest thereon, which were alleged to be directly related to the embezzlement. On or about November 23, 1999, the customer further amended its claim to now seek recovery of approximately $8 million in total damages, plus an unspecified amount of interest thereon. Management believes, based on its review with counsel of the development of this matter to date that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against the customer and its principal shareholder, as well as claims against the officer allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The case is currently in discovery and is currently scheduled for trial in late April 2000. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

Year 2000
The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

During 1999, the Corporation completed a detailed assessment of all its information technology (IT) and non-information technology (non-IT) systems with respect to the century date change (the transition from the year 1999 to 2000), with special emphasis on mission-critical systems. IT and non-IT hardware and software were inventoried and those not Year 2000 ready were identified, remediated and tested. While the Corporation's assessment of Year 2000 issues is ongoing and subject to on-going regulatory mandated verification and review through March 31, 2000, the Corporation has not yet experienced any effects from Year 2000 issues.

The Corporation expects that the total costs associated with the project will amount to approximately $525 thousand. The Corporation has accounted for most of these costs as expense items. In some cases, acquired hardware and software items were capitalized and amortized in accordance with the Corporation's existing accounting policy. Total costs incurred through December 31, 1999 amounted to approximately $500 thousand. These costs consisted primarily of system testing and modification, internal staffing and consulting, and were primarily recorded in noninterest expenses. The remaining project costs will be incurred in the first half of 2000. The costs of the project are based on management's best estimates, which are derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors.

There can be no guarantee that the systems of other companies, or outside vendors, on which the Corporation's systems rely, have been fully remedied. Therefore, the Corporation could possibly experience a negative impact to the extent other entities not affiliated with the Corporation are not Year 2000 compliant.

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

Recent Accounting Developments
Accounting for Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a corporation to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This Statement defines conditions and criteria to be used in designating a derivative as a specific type of hedging instrument. SFAS No. 133 also explains the accounting for changes in the fair value of a derivative, which depends on the intended use and the resulting designation. Under this Statement, a corporation is required to establish at the inception of the hedge the method to be used for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the corporation's approach to managing risk. In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and is not to be applied retroactively to the financial statements of prior periods. The Corporation has not yet determined what the effect of the adoption of this
pronouncement   will  have  on  the  financial  position  and  earnings  of  the
Corporation.

Comparison of 1998 with 1997
Washington Trust recorded net income of $10.5 million in 1998, an 11.6% increase over the $9.4 million of net income recorded in 1997. Diluted earnings per share amounted to $.95 for 1998, up from $.86 per share earned in 1997. ROA and ROE amounted to 1.13% and 14.03%, respectively in 1998. Comparable amounts for 1997 were 1.15% and 13.97%.

Fully taxable equivalent net interest income rose 5.5% over the 1997 amount. The interest rate spread declined 31 basis points to 3.26% in 1998, while the net interest margin fell from 4.15% in 1997 to 3.85% in 1998. Growth in the securities portfolios in combination with lower marginal rates on investment purchases during 1998 relative to the prior year were primarily responsible for the decrease in the interest rate spread and the net interest margin. The yield on total interest-earning assets amounted to 7.83% in 1998, down from 8.21% in 1997. The Corporation's cost of funds remained flat in 1998 at 4.57% due to lower interest rates paid on higher deposit and borrowed funds balances.

Noninterest income was $13.4 million and $10.9 million for the year ended December 31, 1998 and 1997, respectively. The $2.5 million increase resulted primarily from increases in income from mortgage banking activities, higher revenues for trust services and increases in service charges on deposits. Noninterest expenses amounted to $29.4 million for 1998 compared to $26.5 million for 1997, an increase of 11.0%. The increase was primarily attributable to higher salaries and benefits expense.

Total assets rose $133.8 million or 15.5% during 1998 to $994.3 million at December 31, 1998. Average assets amounted to $925.8 million in 1998, up 13.3% over the prior year. Asset growth was primarily attributable to an increase of $121.5 million in total securities. Securities available for sale amounted to $319.8 million at the end of 1998, a 32.3% increase over the prior year. Securities held to maturity increased 84.6% in 1998 to $95.6 million. As a result of higher levels of FHLB advances and increases in savings and time deposits, average interest-bearing liabilities amounted to $757.5 million at December 31, 1998, up 12.9% from December 31, 1997.

Nonperforming assets declined to .61% of total assets at December 31, 1998, down from .99% at December 31,1997. The Corporation's loan loss provision amounted to $1.9 million in 1998, compared to $1.4 million in 1997. Net loan charge-offs amounted to $248 thousand in 1998, down from $1.1 million in 1997. The allowance for loan losses represented 2.21% of total loans at December 31, 1998 compared to 1.91% at December 31, 1997.

Shareholders' equity rose by 8.8% in 1998. Approximately $6.4 million of this increase was attributable to earnings retention and $2.6 million from stock option exercises. Book value per share increased to $7.21 at December 31, 1998, up from the year-earlier amount of $6.71 per share. The ratio of capital to assets was 7.8% and 8.3% at December 31, 1998 and 1997, respectively. Dividends paid per share amounted to $.40 in 1998, up 14.3% from the prior year.

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

The ALCO manages the Corporation's interest rate risk using income simulation to measure interest rate risk inherent in the Corporation's on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60-month period.
The ALCO uses both parallel and non-parallel rate shifts of up to 300 basis points and Monte Carlo rate simulations based on the historical volatility of interest rates to perform income simulations. The simulations assume that the composition of the Corporation's balance sheet remains constant over the 60-month simulation horizon, and take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. Prepayment estimates for the Corporation's loans are based on historical experience. Call options and prepayment characteristics for securities are calculated using industry-standard pricing and prepayment estimates. Non-contractual savings deposits are classified as short-term (three months or less) for both maturity and repricing purposes. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of December 31, 1999 and December 31, 1998, net interest income simulation indicated exposure to changing interest rates over a 24-month horizon to a degree that remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months and no more than 10% over the second 12 months of the simulation horizon.

The following table summarizes the effect that interest rate shifts would have on net interest income for a 24-month period using the Corporation's on and off-balance sheet financial instruments as of December 31, 1999. Interest rates are assumed to shift by a parallel 200 basis points over a 12-month period, except for core savings deposits, which are assumed to shift by only 100 basis points due to their historical insensitivity to rate changes. Further, core savings are assumed to have certain minimum rate levels below that they will not fall. It should be noted that the rate scenario used does not necessarily reflect the ALCO's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the Corporation for the same period. The following table presents these 24-month net interest income simulation results:

       (Dollars in thousands)

                                                                          Flat          Falling         Rising
                                                                         Rates           Rates           Rates
       ----------------------------------------------------------------------------------------------------------
       Interest-earning assets:
       Fixed rate mortgage-backed securities                             $16,708         $15,904         $17,005
       Adjustable rate mortgage-backed securities                         17,753          14,809          19,876
       Callable securities                                                 9,770           9,743           9,860
       Other securities                                                   19,191          18,678          19,705
       Fixed rate mortgages                                               21,826          20,707          22,584
       Adjustable rate mortgages                                          12,505          11,455          13,370
       Other fixed rate loans                                             33,529          32,093          34,962
       Other adjustable rate loans                                        25,276          21,962          58,590
       Interest rate floor contracts (net of premium amortization)          (125)            260            (125)
       ----------------------------------------------------------------------------------------------------------
       Total interest income                                             156,443         144,409         167,029
       ----------------------------------------------------------------------------------------------------------
       Interest-bearing liabilities:
       Core savings deposits                                               8,142           6,116          11,185
       Time deposits                                                      31,904          25,746          38,069
       Short-term borrowings                                                 444             321             567
       Federal Home Loan Bank advances                                    43,915          38,779          49,050
       ----------------------------------------------------------------------------------------------------------
       Total interest expense                                             84,405          70,962          98,871
       ----------------------------------------------------------------------------------------------------------
       Net interest income results as of December 31, 1999               $72,038         $73,447         $68,158
       ----------------------------------------------------------------------------------------------------------
       Net interest income results as of December 31, 1998 (1)           $60,997         $61,944         $58,445
       ----------------------------------------------------------------------------------------------------------

       (1) Represents Washington Trust Bancorp, Inc. historical results as previously reported in the Corporation's 1998 Annual Report on Form 10-K.

The ALCO estimates that the negative exposure of net interest income to rising rates results from a gradual balance sheet shift toward longer term fixed rate assets and away from variable rate assets during 1999. The shift reflects increased customer demand for fixed rate loans as interest rates declined throughout the year. In the event of an increase in interest rates, funding costs may rise more rapidly than asset yields over the near term, reducing interest income. Conversely, net interest income may increase as rates fall because shorter-term liabilities would decrease in cost over the near term, while yields on fixed rate assets decline more slowly. While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk since the repricing, maturity and prepayment characteristics of financial instruments, especially core savings deposits, may change to a different degree than estimated. In addition, since income simulations assume that the Corporation's balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The Corporation also monitors the potential change in market value of its available for sale debt securities in parallel rate shifts of up to 200 basis points. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard analytical techniques and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. The following table summarizes the potential change in market value of the Corporation's available for sale debt securities as of December 31, 1999 and 1998 resulting from immediate 200 basis point parallel rate shifts:

        (Dollars in thousands)

                                                                                        Falling         Rising
                                                                                         Rates           Rates
        ---------------------------------------------------------------------------------------------------------
        Security Type:
        U.S. Treasury and government-sponsored agency securities (noncallable)              $956          $(895)
        U.S. government-sponsored agency securities (callable)                               744         (2,049)
        Corporate securities                                                               1,202         (1,206)
        Fixed rate mortgage-backed securities                                              3,187         (4,292)
        Adjustable rate mortgage-backed securities                                         1,016         (2,041)
        Fixed rate collateralized mortgage obligations                                       180           (583)
        Adjustable rate collateralized mortgage obligations                                  510         (3,083)
        ---------------------------------------------------------------------------------------------------------
        Total change in market value as of December 31, 1999                              $7,795       $(14,149)
        ---------------------------------------------------------------------------------------------------------
        Total change in market value as of December 31, 1998 (1)                          $5,558       $(11,141)
        ---------------------------------------------------------------------------------------------------------

       (1) Represents Washington Trust Bancorp, Inc. historical results as previously reported in the Corporation's 1998 Annual Report on Form 10-K.

The Corporation also monitors the potential change in market value of its available for sale debt securities using "value at risk" analysis. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the bank's available for sale securities portfolio at December 31, 1999, including both debt and equity securities, was 5.2%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

At December 31, 1999, gap analysis showed that the Corporation's cumulative one-year gap was a negative $176.5 million, or 19.8% of earning assets. The following table details the amounts of interest-earning assets and interest-bearing liabilities at December 31, 1999 that are expected to mature or reprice in each of the time periods presented. To the extent applicable, amounts of assets and liabilities that mature or reprice within a particular period were determined in accordance with their contractual terms. Fixed rate mortgages, mortgage-backed securities and consumer installment loans have been allocated based on expected amortization and prepayment rates using standard industry assumptions. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are presented in the under three-month category. Management believes that gap analysis has substantial limitations as a measure of interest rate risk, as it does not address the effect of changes in interest rates nor the magnitude of resulting changes in net interest income. For this reason, the ALCO does not use gap analysis to establish interest rate risk targets or assess interest rate risk exposure.

The following table summarizes the Corporation's gap analysis as of December 31, 1999:

 (Dollars in thousands)

                                                  3 Months       3 to 6       6 Months       1 to 5         Over
                                                   or Less       Months       to 1 Year       Years       5 Years
 ------------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
    Loans                                          $142,144        $46,415       $78,618      $183,639     $99,855
    Debt securities                                  96,762         25,446        59,553       166,751      76,940
    Other                                            20,471              0             0             0      35,978
 ------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                      259,377         71,861       138,171       350,390     212,773

 Interest-bearing liabilities:
    Deposits                                        346,752         48,973        98,352        64,242          49
    Short-term borrowings                             4,209              0             0             0           0
    Federal Home Loan Bank advances                  69,000         77,340        69,000       105,675      31,533
 ------------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities                 419,961        126,313       167,352       169,917      31,582
 ------------------------------------------------------------------------------------------------------------------
 Interest sensitivity gap per period              $(160,584)      $(54,452)     $(29,181)     $180,473    $181,191
 ------------------------------------------------------------------------------------------------------------------
 Cumulative interest sensitivity gap              $(160,584)     $(215,036)    $(244,217)     $(63,744)   $117,447
 ------------------------------------------------------------------------------------------------------------------
 Cumulative interest sensitivity gap - 1998 (1)   $(179,011)     $(175,869)    $(176,537)     $(27,462)   $128,674
 ------------------------------------------------------------------------------------------------------------------

(1) Represents Washington Trust Bancorp, Inc. historical amounts as previously reported in the Corporation's 1998 Annual Report on Form 10-K.

On occasion, the Corporation has supplemented its interest rate risk management strategies with off-balance sheet transactions. Such transactions are intended to hedge specifically identified risks inherent in the Corporation's balance sheet, and not to produce speculative profits. The Corporation has written policy guidelines that designate limits on the notional value of off-balance sheet transactions and require periodic evaluation of risks associated with these transactions, including counterparty credit risk.

During 1995, the Corporation entered into interest rate floor contracts with a notional principal amount of $50 million and a five-year term maturing in February 2000. During 1998, the Corporation entered into additional floor contracts with a notional principal amount of $20 million and a five-year term maturing in March 2003. These contracts are intended to function as a hedge against reductions in interest income realized from prime-based loans. These contracts were purchased for a total premium of $1.2 million, which is amortized over the life of the contracts. The Corporation receives payment for these contracts if certain interest rates fall below specified levels. During 1999, the Corporation recorded income, net of premium amortization, of $300 thousand on its floor contracts. (See Note 7 to the Consolidated Financial Statements for additional information regarding the floor contracts.)

Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust's primary source of liquidity is customer deposits. Customer deposits (time, savings and demand deposits) funded approximately 61.3% of total average assets in 1999. Other sources of funding include discretionary use of purchased liabilities (i.e., Federal Home Loan Bank term advances, securities sold under agreements to repurchase and federal funds purchased), cash flows from the Corporation's securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during 1999. Net loans as a percentage of total assets amounted to 48.6% at December 31, 1999, compared to 48.9% at December 31, 1998. Total securities as a percentage of total assets amounted to 40.5% at December 31, 1999, down from 41.8% at December 31, 1998. These changes resulted primarily from the 11.1% increase in total assets in 1999.

For the year ended December 31, 1999, net cash provided by financing activities was $107.5 million. Proceeds from FHLB advances totaled $550.8 million, while repayments of FHLB advances totaled $462.4 million in 1999. Additionally, $33.0 million was generated from overall growth in deposits. Net cash used in investing activities was $121.3 million in 1999, the majority of which was used to purchase securities. While the Corporation does not have any significant capital commitments, it expects to continue to expend funds to upgrade and expand equipment and premises to support its operations. Net cash provided by operating activities amounted to $23.6 million in 1999, $10.6 million of which was generated by net income. (See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.)

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 1999, in conformity with generally accepted accounting principles.

KPMG LLP

Providence, Rhode Island
January 17, 2000

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                              (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS




December 31,                                                                               1999             1998
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                                   $26,960          $20,575
Federal funds sold and other short-term investments                                        17,300           13,902
Mortgage loans held for sale                                                                1,647            5,863
Securities:
   Available for sale, at fair value                                                      330,431          319,841
   Held to maturity, at cost; fair value $112,868
     in 1999 and $96,547 in 1998                                                          116,372           95,647
-------------------------------------------------------------------------------------------------------------------
   Total securities                                                                       446,803          415,488

Federal Home Loan Bank stock, at cost                                                      17,627           16,583

Loans                                                                                     549,025          496,970
Less allowance for loan losses                                                             12,349           10,966
-------------------------------------------------------------------------------------------------------------------
   Net loans                                                                              536,676          486,004

Premises and equipment, net                                                                23,409           24,021
Accrued interest receivable                                                                 6,010            5,913
Other assets                                                                               28,232            5,996
-------------------------------------------------------------------------------------------------------------------
   Total assets                                                                        $1,104,664         $994,345
-------------------------------------------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                                                                $102,384          $93,478
   Savings                                                                                235,395          223,047
   Time                                                                                   322,974          311,238
-------------------------------------------------------------------------------------------------------------------
   Total deposits                                                                         660,753          627,763

Dividends payable                                                                           1,202            1,005
Short-term borrowings                                                                       4,209           15,033
Federal Home Loan Bank advances                                                           352,548          264,106
Accrued expenses and other liabilities                                                      8,705            8,865
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                    1,027,417          916,772
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares in 1999 and 1998; issued
   10,914,763 shares in 1999 and 10,779,630 shares in 1998                                    682              674
Paid-in capital                                                                             9,990            9,050
Retained earnings                                                                          66,766           60,803
Accumulated other comprehensive (loss) income                                                (191)           7,400
Treasury stock, at cost; 27,799 shares in 1998                                                  -             (354)
-------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                              77,247           77,573
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                          $1,104,664         $994,345
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                                         except per share amounts)





Years ended December 31,                                                      1999           1998            1997
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                $44,828        $43,869         $42,315
   Interest on securities                                                     25,613         20,656          16,656
   Dividends on corporate stock and Federal Home Loan Bank stock               2,043          2,051           1,930
   Interest on federal funds sold and other short-term investments               515            646             492
--------------------------------------------------------------------------------------------------------------------
   Total interest income                                                      72,999         67,222          61,393
--------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                            4,043          3,834           3,778
   Time deposits                                                              15,871         16,744          15,738
   Federal Home Loan Bank advances                                            16,855         13,213          10,782
   Other                                                                         623            864             857
--------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                     37,392         34,655          31,155
--------------------------------------------------------------------------------------------------------------------
Net interest income                                                           35,607         32,567          30,238
Provision for loan losses                                                      1,840          1,879           1,424
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           33,767         30,688          28,814
--------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust revenue                                                               5,897          5,230           4,470
   Service charges on deposit accounts                                         3,169          2,955           2,542
   Merchant processing fees                                                    1,535          1,221             994
   Mortgage banking activities                                                 1,376          2,218           1,106
   Net gains on sales of securities                                              678            504             733
   Net gain on sale of credit card portfolio                                     438              -               -
   Other income                                                                2,316          1,304           1,099
--------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                   15,409         13,432          10,944
--------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                             17,213         15,475          13,711
   Net occupancy                                                               2,377          2,295           2,111
   Equipment                                                                   2,997          2,655           2,263
   Merchant processing costs                                                   1,313          1,005             809
   Office supplies                                                               720            760             755
   Advertising and promotion                                                     983            794             809
   Acquisition related expenses                                                1,552              -               -
   Other                                                                       6,678          6,394           5,999
--------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                  33,833         29,378          26,457
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    15,343         14,742          13,301
Income tax expense                                                             4,754          4,235           3,884
--------------------------------------------------------------------------------------------------------------------
   Net income                                                                $10,589        $10,507          $9,417
--------------------------------------------------------------------------------------------------------------------

Per share information:
Basic earnings per share                                                        $.97           $.98            $.89
Diluted earnings per share                                                      $.96           $.95            $.86
Cash dividends declared per share (1)                                           $.44           $.40            $.35

(1) Represents historical per share dividends declared by Washington Trust Bancorp, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                   (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



                                                                                Accumulated
                                                                                   Other
                                         Common     Paid-in      Retained      Comprehensive    Treasury
                                         Stock      Capital      Earnings      (Loss) Income      Stock      Total
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1999                 $674       $9,050      $60,803          $7,400          $(354)     $77,573
Net income                                                         10,589                                      10,589
Other comprehensive loss, net of tax:
   Net unrealized losses on securities,
    net of reclassification adjustment                                             (7,591)                     (7,591)
                                                                                                              --------
Comprehensive income                                                                                            2,998
Cash dividends declared                                            (4,626)                                     (4,626)
Shares issued                                 8        1,318                                          12        1,338
Shares retired                                          (378)                                        378            -
Shares repurchased                                                                                   (36)         (36)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               $682       $9,990      $66,766           $(191)           $ -      $77,247
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1998                 $460       $9,839      $54,586          $7,074          $(687)     $71,272
Net income                                                         10,507                                      10,507
Other comprehensive income, net of tax:
   Net unrealized gains on securities,
     net of reclassification adjustment                                               326                         326
                                                                                                             ---------
Comprehensive income                                                                                           10,833
Cash dividends declared                                            (4,083)                                     (4,083)
Stock split in form of stock dividend       207                      (207)                                          -
Shares issued                                 7         (789)                                      3,338        2,556
Shares repurchased                                                                                (3,005)      (3,005)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               $674       $9,050      $60,803          $7,400          $(354)     $77,573
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1997                 $314       $9,073      $49,431          $4,507          $(354)     $62,971
Net income                                                          9,417                                       9,417
Other comprehensive income, net of tax:
   Net unrealized gains on securities,
     net of reclassification adjustment                                             2,567                       2,567
                                                                                                             ---------
Comprehensive income                                                                                           11,984
Cash dividends declared                                            (3,475)                                     (3,475)
Stock dividend                                4          645         (649)                                          -
Stock split in form of stock dividend       138                      (138)                                          -
Shares issued                                 4          121                                       1,256        1,381
Shares repurchased                                                                                (1,589)      (1,589)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1997               $460       $9,839      $54,586          $7,074          $(687)     $71,272
----------------------------------------------------------------------------------------------------------------------


Disclosure of Reclassification Amount:
Years ended December 31,                                                       1999             1998              1997
---------------------------------------------------------------- -------------------- ----------------- ---------------
Net unrealized holding (losses) gains arising during the period            $(10,826)           $1,024           $4,950
Less:  Income tax effect                                                      3,682              (381)          (1,937)
       Reclassification adjustment for net gains included in
         net income                                                            (678)             (504)            (733)
       Income tax effect on reclassification adjustment                         231               187              287
---------------------------------------------------------------- -------------------- ---------------- ----------------
Net unrealized (losses) gains on securities                                 $(7,591)             $326           $2,567
---------------------------------------------------------------- -------------------- ---------------- ----------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS



Years ended December 31,                                                   1999             1998              1997
-------------------------------------------------------------------- ----------------- ---------------- -------------
Cash flows from operating activities:
   Net income                                                            $10,589           $10,507            $9,417
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                             1,840             1,879             1,424
     Depreciation of premises and equipment                                2,983             2,617             2,200
     Amortization of premium in excess of accretion of
       discount on debt securities                                           461             1,001               961
     Deferred income tax (benefit) expense                                  (796)             (323)               81
     Net gains on sales of securities                                       (678)             (504)             (733)
     Net gains on loan sales                                                (695)           (1,436)             (547)
     Net gain on sale of credit card portfolio                              (438)                -                 -
     Proceeds from sale of credit card portfolio                           5,192                 -                 -
     Proceeds from sales of loans                                         47,627            89,533            32,375
     Loans originated for sale                                           (42,785)          (90,940)          (32,532)
     Increase in accrued interest receivable                                 (97)             (741)             (785)
     (Increase) decrease in other assets                                  (1,355)              374            (1,510)
     Increase in accrued expenses and other liabilities                    1,476               626               784
     Other, net                                                              242                 7                45
---------------------------------------------------------------- ---------------- ----------------- -----------------
   Net cash provided by operating activities                              23,566            12,600            11,180
---------------------------------------------------------------- ---------------- ----------------- -----------------
Cash flows from investing activities: Securities available for sale:
     Purchases                                                          (168,644)         (232,273)         (146,388)
     Proceeds from sales                                                  81,398            95,666            63,600
     Maturities and principal repayments                                  65,379            58,621            47,011
   Securities held to maturity:
     Purchases                                                           (54,948)          (52,582)          (29,060)
     Maturities and principal repayments                                  34,212             8,727             5,166
   Purchases of Federal Home Loan Bank stock                              (1,044)             (139)           (4,761)
   Principal collected on loans under loan originations                  (57,622)           (7,289)          (47,170)
   Purchase of loans                                                           -                 -              (324)
   Proceeds from sales of other real estate owned                            513             1,381             1,072
   Purchases of premises and equipment                                    (2,508)           (3,850)           (5,181)
   Purchase of deposits, net of premium paid                                   -                 -             7,014
   Purchase of bank-owned life insurance                                 (18,000)                -                 -
---------------------------------------------------------------- ---------------- ----------------- -----------------
   Net cash used in investing activities                                (121,264)         (131,738)         (109,021)
---------------------------------------------------------------- ---------------- ----------------- -----------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)



Years ended December 31,                                                   1999             1998              1997
-------------------------------------------------------------------- ----------------- ---------------- -------------
Cash flows from financing activities:
   Net increase in deposits                                               32,990            54,960            54,805
   Net (decrease) increase in short-term borrowings                      (10,824)           (5,305)            6,337
   Proceeds from Federal Home Loan Bank advances                         550,837           611,300           468,600
   Repayment of Federal Home Loan Bank advances                         (462,395)         (534,195)         (420,092)
   Purchase of treasury stock                                                (36)           (3,005)           (1,589)
   Proceeds from issuance of common stock                                  1,338             2,556             1,381
   Cash dividends paid                                                    (4,429)           (4,005)           (3,333)
---------------------------------------------------------------- ---------------- ----------------- -----------------
   Net cash provided by financing activities                             107,481           122,306           106,109
---------------------------------------------------------------- ---------------- ----------------- -----------------
   Net increase in cash and cash equivalents                               9,783             3,168             8,268
   Cash and cash equivalents at beginning of year                         34,477            31,309            23,041
---------------------------------------------------------------- ---------------- ----------------- -----------------
   Cash and cash equivalents at end of year                              $44,260           $34,477           $31,309
---------------------------------------------------------------- ---------------- ----------------- -----------------


Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                      $576              $789              $993
   Loans charged off                                                         967               653             1,521
   Loans made to facilitate the sale of other real estate owned              180                61               633
   (Decrease) increase in unrealized gain on securities
      available for sale, net of tax                                      (7,591)              326             2,567

Supplemental Disclosures:
   Interest payments                                                     $36,687           $34,758           $30,583
   Income tax payments                                                     4,363             2,324             4,040


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General
Washington Trust Bancorp, Inc. (the "Corporation") is a publicly owned, registered bank holding company, organized under the laws of the State of Rhode Island. The Corporation provides a complete product line of financial services through its wholly-owned subsidiary, The Washington Trust Company (the "Bank"), a Rhode Island chartered commercial bank. The Bank was originally chartered in 1800 and provides a variety of financial services including commercial, residential and consumer lending, retail and commercial deposit products and trust services through its branch offices in Rhode Island and Connecticut. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

The activities of the Corporation and the Bank are subject to the regulatory supervision of the Federal Reserve Board and the FDIC, respectively. Both companies are subject to various Rhode Island and Connecticut business and banking regulations.

On August 25, 1999, the Corporation completed its acquisition of Pier Bank. At December 31, 1998, Pier Bank had total assets of $59.4 million and total shareholders' equity of $4.5 million. The acquisition of Pier Bank was accounted as a pooling of interests and, accordingly, the financial information for all periods presented has been restated to present the combined financial condition and results of operations as if the combination had been in effect for all periods presented.

(1) Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Corporation and the Bank. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year classification.

The accounting and reporting policies of the Corporation conform to generally accepted accounting principles and to general practices of the banking industry. The Corporation has one reportable operating segment. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. A material estimate that is particularly susceptible to change is the determination of the allowance for loan losses.

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

Nonaccrual Loans
Loans, with the exception of certain well-secured residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent cash receipts on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management's assessment of the ultimate collectibility of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management's opinion, the loans are considered to be fully collectible.

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

Transfers and Servicing of Assets and Extinguishments of Liabilities
The Corporation accounts and reports for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial components approach that focuses on control. This approach distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. After a transfer of financial assets, the Corporation recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. This financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the Corporation accounts for a transfer as a secured borrowing with a pledge of collateral.

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

Pension Costs
The Corporation accounts for pension benefits using the net periodic benefit cost method, which recognizes the compensation cost of an employee's pension benefit over that employee's approximate service period.

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

Earnings Per Share
Diluted EPS is computed by dividing net income by the average number of common shares and common stock equivalents outstanding. Common stock equivalents arise from the assumed exercise of outstanding stock options, if dilutive. The computation of basic EPS excludes common stock equivalents from the denominator.

Comprehensive Income
Comprehensive income is defined as all changes in equity, except for those resulting from investments by and distribution to shareholders. Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income.

Cash Flows
For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other short-term investments. Generally, federal funds are sold on an overnight basis.

(2) Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Federal Reserve. Such reserve balances amounted to $6.0 million and $3.8 million at December 31, 1999 and 1998, respectively.

(3) Securities
Securities are summarized as follows:

       (Dollars in thousands)

                                                       Amortized      Unrealized      Unrealized        Fair
       December 31, 1999                                 Cost            Gains          Losses          Value
       ----------------------------------------------------------------------------------------------------------
       Securities Available for Sale:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies           $87,558            $347        $(1,595)         $86,310
       Mortgage-backed securities                        191,934              70         (2,918)         189,086
       Corporate bonds                                    34,364              31           (711)          33,684
       Corporate stocks                                   15,833           6,582         (1,064)          21,351
       ----------------------------------------------------------------------------------------------------------
       Total securities available for sale               329,689           7,030         (6,288)         330,431
       ----------------------------------------------------------------------------------------------------------
       Securities Held to Maturity:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies            28,231               -           (895)          27,336
       Mortgage-backed securities                         62,209              54         (2,189)          60,074
       States and political subdivisions                  25,932              23           (497)          25,458
       ----------------------------------------------------------------------------------------------------------
       Total securities held to maturity                 116,372              77         (3,581)         112,868
       ----------------------------------------------------------------------------------------------------------
       Total securities                                 $446,061          $7,107        $(9,869)        $443,299
       ----------------------------------------------------------------------------------------------------------






       (Dollars in thousands)

                                                       Amortized      Unrealized      Unrealized        Fair
       December 31, 1998                                 Cost            Gains          Losses          Value
       ----------------------------------------------------------------------------------------------------------
       Securities Available for Sale:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies          $116,561          $1,799           $(12)        $118,348
       Mortgage-backed securities                        145,637             677           (508)         145,806
       Corporate bonds                                    27,533             179           (209)          27,503
       Corporate stocks                                   17,864          10,414            (94)          28,184
       ----------------------------------------------------------------------------------------------------------
       Total securities available for sale               307,595          13,069           (823)         319,841
       ----------------------------------------------------------------------------------------------------------
       Securities Held to Maturity:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies            21,987             133             (1)          22,119
       Mortgage-backed securities                         46,088             335            (97)          46,326
       States and political subdivisions                  27,572             531             (1)          28,102
       ----------------------------------------------------------------------------------------------------------
       Total securities held to maturity                  95,647             999            (99)          96,547
       ----------------------------------------------------------------------------------------------------------
       Total securities                                 $403,242         $14,068          $(922)        $416,388
       ----------------------------------------------------------------------------------------------------------

Included in corporate stocks at December 31, 1999 are preferred stocks, which are callable at the discretion of the issuer, with an amortized cost of $8.2 million and a fair value of $7.7 million. Call features on these stocks range from five months to eight years.

The contractual maturities and weighted average yields of debt securities are summarized below. Weighted average yields are computed on a fully taxable basis. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.

       (Dollars in thousands)                                                                         Weighted
                                                                       Amortized         Fair          Average
       December 31, 1999                                                 Cost           Value           Yield
       ----------------------------------------------------------------------------------------------------------
       Securities Available for Sale:
       Due in 1 year or less                                             $37,427         $36,824           6.39%
       After 1 but within 5 years                                        149,688         147,197           6.46%
       After 5 but within 10 years                                        78,645          77,421           6.66%
       After 10 years                                                     48,096          47,638           6.95%
       ----------------------------------------------------------------------------------------------------------
       Total debt securities available for sale                          313,856         309,080           6.58%
       ----------------------------------------------------------------------------------------------------------
       Securities Held to Maturity:
       Due in 1 year or less                                              14,875          14,498           6.18%
       After 1 but within 5 years                                         56,586          54,921           6.15%
       After 5 but within 10 years                                        44,226          42,788           5.78%
       After 10 years                                                        685             661           6.53%
       ----------------------------------------------------------------------------------------------------------
       Total debt securities held to maturity                            116,372         112,868           6.02%
       ----------------------------------------------------------------------------------------------------------
       Total debt securities                                            $430,228        $421,948           6.42%
       ----------------------------------------------------------------------------------------------------------

At December 31, 1999, the Corporation owned debt securities with an aggregate carrying value of $56.3 million that are callable at the discretion of the issuers. The majority of these securities are U.S. Treasury and government-sponsored agency obligations, included in both the available-for-sale and held-to-maturity categories. Final maturities of these securities range from twenty-one months to twenty-nine years with call features ranging from one month to seven years.

The following is a summary of amounts relating to sales of securities available for sale:

       (Dollars in thousands)

       Years ended December 31,           1999           1998            1997
       -------------------------------------------------------------------------
       Proceeds from sales              $81,398         $95,666         $63,600
       -------------------------------------------------------------------------
       Realized gains                    $2,213          $1,161          $1,252
       Realized losses                   (1,535)           (657)           (519)
       -------------------------------------------------------------------------
       Net realized gains                  $678            $504            $733
       -------------------------------------------------------------------------

Securities available for sale with a fair value of $47.2 million and $27.8 million were pledged to secure public deposits and for other purposes at December 31, 1999 and 1998, respectively.

(4) Loans
The following is a summary of loans:

       (Dollars in thousands)

       December 31,                                      1999            1998
       -------------------------------------------------------------------------
       Commercial and other:
         Mortgages (1)                                 $113,719         $87,132
         Construction and development (2)                 2,902           2,855
         Other (3)                                      115,739         113,372
       -------------------------------------------------------------------------
         Total commercial and other                     232,360         203,359
       Residential real estate:
         Mortgages                                      212,719         191,101
         Homeowner construction                          12,995          15,052
       -------------------------------------------------------------------------
         Total residential real estate                  225,714         206,153
       Consumer                                          90,951          87,458
       -------------------------------------------------------------------------
       Total loans                                     $549,025        $496,970
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

Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 1999 and 1998 was $3.8 million and $5.8 million, respectively. Interest income that would have been recognized had these loans been performing at originally contracted rates was approximately $342 thousand in 1999 and $550 thousand in 1998. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $105 thousand in 1999 and $149 thousand in 1998. Included in nonaccrual loans at December 31, 1999 and 1998 are loans amounting to $142 thousand and $1.1 million, respectively, whose terms have been restructured.

Impaired Loans
Impaired loans consist of all nonaccrual commercial loans. The following is a summary of impaired loans:

       (Dollars in thousands)

       December 31,                                       1999            1998
       -------------------------------------------------------------------------
       Impaired loans requiring an allowance             $2,039          $3,684
       Impaired loans not requiring an allowance              -             171
       -------------------------------------------------------------------------
       Total recorded investment in impaired loans       $2,039          $3,855
       -------------------------------------------------------------------------


       (Dollars in thousands)

       Years ended December 31,                           1999            1998
       -------------------------------------------------------------------------
       Average recorded investment in impaired loans     $3,418          $5,223
       -------------------------------------------------------------------------
       Interest income recognized on impaired loans        $351            $448
       -------------------------------------------------------------------------

Mortgage Servicing Activities
At December 31, 1999 and 1998, mortgage loans sold to others and serviced by the Corporation on a fee basis under various agreements amounted to $193.9 million and $174.7 million, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets.

The following is a summary of capitalized mortgage servicing rights:

       (Dollars in thousands)

       December 31,                                        1999            1998
       -------------------------------------------------------------------------
       Balance at beginning of year                        $808            $334
       Additions                                            313             553
       Amortization                                        (125)            (79)
       -------------------------------------------------------------------------
       Balance at end of year                              $996            $808
       -------------------------------------------------------------------------

Capitalized mortgage servicing rights are periodically evaluated for impairment. As of December 31, 1999 and 1998, the balance of the valuation allowance amounted to $320 thousand and $296 thousand, respectively.

Loans to Related Parties
The Corporation has made loans in the ordinary course of business to certain directors and executive officers including their immediate families and their affiliated companies. Such loans were made under normal interest rate and collateralization terms. Activity related to these loans in 1999 and 1998 was as follows:

       (Dollars in thousands)

       December 31,                                       1999            1998
       -------------------------------------------------------------------------
       Balance at beginning of year                      $2,455          $2,756
       Additions                                          1,406           1,064
       Reductions                                        (1,582)         (1,365)
       -------------------------------------------------------------------------
       Balance at end of year                            $2,279          $2,455
       -------------------------------------------------------------------------

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

       (Dollars in thousands)

       Years ended December 31,                       1999      1998      1997
       -------------------------------------------------------------------------
       Balance at beginning of year                 $10,966    $9,335    $9,009
       Provision charged to expense                   1,840     1,879     1,424
       Recoveries of loans previously charged off       510       405       424
       Loans charged off                               (967)     (653)   (1,522)
       -------------------------------------------------------------------------
       Balance at end of year                       $12,349   $10,966    $9,335
       -------------------------------------------------------------------------

Included in the allowance for loan losses at December 31, 1999, 1998 and 1997 was an allowance for impaired loans amounting to $475 thousand, $803 thousand and $921 thousand, respectively.

(6) Premises and Equipment
The following is a summary of premises and equipment:

       (Dollars in thousands)

       December 31,                                       1999            1998
       -------------------------------------------------------------------------
       Land and improvements                             $2,245          $2,104
       Premises and improvements                         24,624          23,341
       Furniture, fixtures and equipment                 18,307          17,489
       -------------------------------------------------------------------------
                                                         45,176          42,934
       Less accumulated depreciation                     21,767          18,913
       -------------------------------------------------------------------------
       Total premises and equipment, net                $23,409         $24,021
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

       (Dollars in thousands)

       December 31,                                                                       1999            1998
       ----------------------------------------------------------------------------------------------------------
       Financial  instruments  whose  contract  amounts  represent  credit risk:
         Commitments to extend credit:
          Commercial loans                                                               $38,380         $28,161
          Home equity lines                                                               38,428          28,683
          Credit card lines (portfolio was sold in the third quarter of 1999)                  -          17,968
          Other loans                                                                     15,479          14,542
         Standby letters of credit                                                           500           1,472
       Financial instruments whose notional amounts exceed the amount of credit risk:
         Interest rate floor contracts                                                    70,000          70,000

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

During 1995, the Corporation entered into interest rate floor contracts with a total notional amount of $50 million that mature in February 2000. The Corporation receives payment under the 1995 contracts with a total notional value of $30 million when the prime rate falls below 9.0% and on the remaining $20 million when 3-month LIBOR at quarterly resetting dates is below 6.1875%. In March 1998, the Corporation entered into a five-year interest rate floor contract with a notional amount of $20 million that matures in February 2003.
The 1998 floor contract entitles the Corporation to receive payment from counterparts if the three-month LIBOR rate falls below 5.50%. The purpose of the floor contracts is to offset the risk of future reductions in interest earned on certain floating rate loans. The prime rate and 3-month LIBOR applicable to the outstanding floor contracts at December 31, 1999 were 8.50% and 6.0425%, respectively. At December 31, 1999, the fair value, or the value to the Corporation of terminating the contracts, was $111 thousand. The remaining unamortized premium for these contracts, included in other assets, amounted to $224 thousand at December 31, 1999.

The Corporation has not terminated any interest rate swap agreements or floor contracts and there are no unamortized deferred gains or losses.

(8) Other Real Estate Owned
Other real estate owned is included in other assets on the Corporation's consolidated balance sheets. An analysis of the composition of OREO follows:

        (Dollars in thousands)

        December 31,                                       1999            1998
        ------------------------------------------------------------------------
        Residential real estate                             $43            $204
        Commercial real estate                               55              27
        Repossessed assets                                   45               -
        Land                                                  -              81
        ------------------------------------------------------------------------
                                                            143             312
        Valuation allowance                                 (94)            (69)
        ------------------------------------------------------------------------
        Other real estate owned, net                        $49            $243
        ------------------------------------------------------------------------

An analysis of the activity relating to OREO follows:

        (Dollars in thousands)

        Years ended December 31,                           1999            1998
        ------------------------------------------------------------------------
        Balance at beginning of year                       $312            $964
        Net transfers from loans                            576             789
        Sales                                              (745)         (1,457)
        Other                                                 -              16
        ------------------------------------------------------------------------
                                                            143             312
        Valuation allowance                                 (94)            (69)
        ------------------------------------------------------------------------
        Other real estate owned, net                        $49            $243
        ------------------------------------------------------------------------

The following is an analysis of activity relating to the OREO valuation allowance:

        (Dollars in thousands)

        Years ended December 31,           1999            1998            1997
        ------------------------------------------------------------------------
        Balance at beginning of year        $69             $76            $205
        Provision charged to expense         99              14              42
        Sales                               (53)             (1)           (131)
        Selling expenses incurred           (21)            (20)            (40)
        ------------------------------------------------------------------------
        Balance at end of year              $94             $69             $76
        ------------------------------------------------------------------------

Net realized gains on dispositions of properties amounted to $39 thousand, $50 thousand, and $74 thousand in 1999, 1998 and 1997, respectively. These amounts are included in other noninterest expense in the Consolidated Statements of Income.

(9) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 1999 were as follows:

        (Dollars in thousands)

        Years ending December 31:        2000                          $258,793
                                         2001                            45,573
                                         2002                             8,675
                                         2003                             6,737
                                         2004                             3,147
                                         2005 and thereafter                 49
        ------------------------------------------------------------------------
        Balance at December 31, 1999                                   $322,974
        ------------------------------------------------------------------------

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $100.6 million and $83.3 million at December 31, 1999 and 1998, respectively.

(10) Borrowings
Short-Term Borrowings

The following is a summary of short-term borrowings:

        (Dollars in thousands)

        December 31,                                       1999            1998
        ------------------------------------------------------------------------
        Securities sold under repurchase agreements        $  -         $13,472
        Other borrowings                                  4,209           1,561
        ------------------------------------------------------------------------
        Short-term borrowings                            $4,209         $15,033
        ------------------------------------------------------------------------

Securities sold under repurchase agreements generally mature within 90 days. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligation to repurchase such securities are reflected as a liability. The following is a summary of amounts relating to securities sold under repurchase agreements:

        (Dollars in thousands)

        Years ended December 31,                        1999     1998     1997
        ------------------------------------------------------------------------
        Maximum amount outstanding at any month-end   $23,525  $26,767  $26,820
        Average amount outstanding                    $10,316  $13,323  $12,808
        Weighted average rate                            5.05%    5.56%    5.69%

Federal Home Loan Bank Advances
The following table presents scheduled maturities and weighted average interest rates paid on Federal Home Loan Bank advances outstanding at December 31, 1999:

  (Dollars in thousands)                                Weighted
                                                      Average Rate      Amount
       -------------------------------------------------------------------------
       Years ending December 31:    2000                  5.57%        $213,660
                                    2001                  5.69%          47,571
                                    2002                  5.71%          21,215
                                    2003                  5.42%          19,993
                                    2004                  5.87%          10,353
                                    2005 and thereafter   5.62%          39,756
       -------------------------------------------------------------------------
       Balance at December 31, 1999                                    $352,548
       -------------------------------------------------------------------------

Included in the outstanding amounts disclosed are callable advances totaling $35.5 million. Call features on these advances range from one to five years. In addition to the outstanding advances, the Bank also has access to an unused line of credit amounting to $13.9 million at December 31, 1999. Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances. Qualified collateral may consist of residential mortgage loans, U.S. government or agency securities, and amounts maintained on deposit at the FHLB. The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 1999.

(11) Employee Benefits
Defined Benefit Pension Plans
The Corporation's noncontributory tax-qualified defined benefit pension plan covers substantially all employees. Benefits are based on an employee's years of service and highest 3-year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act. The prepaid benefit costs relating to the defined benefit pension plan amounted to $448 thousand and $938 thousand at October 1, 1999 and 1998, respectively.

The Corporation has a nonqualified retirement plan to provide supplemental retirement benefits to certain employees, as defined in the plan. The accrued pension liability related to this plan amounted to $400 thousand and $323 thousand at October 1, 1999 and 1998, respectively. The actuarial assumptions used for this supplemental plan are the same as those used for the Corporation's tax-qualified pension plan. The projected benefit obligation for this plan amounted to $1.1 million and $777 thousand at October 1, 1999 and 1998, respectively.

The following is a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Corporation's defined benefit pension plans:

       (Dollars in thousands)

       Years ended October 1,                                 1999        1998
       -------------------------------------------------------------------------
       Change in Benefit Obligation:
       Benefit obligation at beginning of plan year         $14,479     $12,390
       Service cost                                             652         502
       Interest cost                                          1,001         915
       Amendments                                               174           -
       Actuarial (gain) loss                                 (1,801)      1,299
       Benefits paid                                           (682)       (627)
       -------------------------------------------------------------------------
       Benefit obligation at end of plan year               $13,823     $14,479
       -------------------------------------------------------------------------
       Change in Plan Assets:
       Fair value of plan assets at beginning of plan year  $16,349     $14,392
       Actual return on plan assets                           2,053       2,006
       Employer contribution                                     60         578
       Benefits paid                                           (682)       (627)
       -------------------------------------------------------------------------
       Fair value of plan assets at end of plan year        $17,780     $16,349
       -------------------------------------------------------------------------


Certain changes in the items shown are not recognized as they occur, but are amortized systematically over subsequent periods. Unrecognized amounts to be amortized and the amounts included in the Consolidated Balance Sheets are as follows:

       (Dollars in thousands)

       October 1,                                          1999            1998
       -------------------------------------------------------------------------
       Funded status                                      $3,957         $1,870
       Unrecognized transition asset                         (49)           (55)
       Unrecognized prior service cost                       620            522
       Unrecognized net actuarial gain                    (4,480)        (1,722)
       -------------------------------------------------------------------------
       Prepaid benefit cost                                  $48           $615
       -------------------------------------------------------------------------

       October 1,                                           1999           1998
       -------------------------------------------------------------------------
       Assumptions Used:
       Discount rate                                        7.50%          6.75%
       Expected return on plan assets                       8.50%          8.50%
       Rate of compensation increase                        5.00%          5.00%

The components of net pension cost include the following:

       (Dollars in thousands)

       Years ended December 31,                       1999       1998      1997
       -------------------------------------------------------------------------
       Components of Net Periodic Benefit Cost:
       Service cost                                   $652       $502      $376
       Interest cost                                 1,002        915       791
       Expected return on plan assets               (1,106)      (992)     (826)
       Amortization of transition asset                 (6)        (6)       (6)
       Amortization of prior service cost               75         75        75
       Recognized net actuarial loss                    11          6        13
       -------------------------------------------------------------------------
       Net periodic benefit cost                      $628       $500      $423
       -------------------------------------------------------------------------

401(k) Plan
The Corporation's 401(k) Plan provides a specified match of employee contributions for substantially all employees. Total employer matching contributions under this plan amounted to $275 thousand, $256 thousand and $232 thousand in 1999, 1998 and 1997, respectively.

Profit Sharing Plan
The Corporation has a nonqualified profit sharing plan that rewards employees, excluding those key employees participating in the Short-Term Incentive Plan, for their contributions to the Corporation's success. The annual profit sharing benefit is determined by a formula tied to return on equity and is subject to approval by the Corporation's Board of Directors each year. The amount of the profit sharing benefit was $333 thousand, $322 thousand and $294 thousand for 1999, 1998 and 1997, respectively.

Short-Term Incentive Plan
The Corporation's nonqualified Short-Term Incentive Plan rewards key employees for their contributions to the Corporation's success. This plan provides for annual payments up to a maximum percentage of each participant's base salary, which percentages vary among participants. Payment amounts are based on the achievement of target levels of return on equity and/or the achievement of individual objectives. Participants in this plan are not eligible to receive benefits provided under the profit sharing component of the Savings and Profit Sharing Plan. The expense of the Short-Term Incentive Plan amounted to $969 thousand, $688 thousand and $640 thousand in 1999, 1998 and 1997, respectively.

Directors' Retainer Continuation Plan
The Corporation previously offered a nonqualified plan that provided retirement benefits to non-officer directors. In 1996, the provisions of the plan were terminated for active directors and the related accrued benefit was settled. The benefits provided under this plan continue for retired directors. The expense of this plan is included in other noninterest expense and amounted to $24 thousand, $25 thousand and $36 thousand for 1999, 1998 and 1997, respectively. Accrued and unpaid benefits under this plan are an unfunded obligation of the Bank. The accrued liability related to this plan amounted to $248 thousand and $256 thousand at December 31, 1999 and 1998, respectively.

Deferred Compensation Plan
The Plan for Deferral of Director' Fees adopted by the Corporation effective March 31, 1988 was amended, restated and renamed the Nonqualified Deferred
Compensation Plan effective January 1, 1999. The Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers. The plan is funded primarily through pre-tax contributions made by the participants. The Corporation has recorded the assets and liabilities for the deferred compensation plan at the lower of cost or market in the consolidated balance sheets. The participants in the plan bear the risk of market fluctuations of the underlying assets. The accrued liability related to this plan amounted to $953 thousand at December 31, 1999 and is included in other liabilities on the accompanying consolidated balance sheets. The corresponding invested assets are reported in other assets.

(12) Income Taxes
The components of income tax expense were as follows:

        (Dollars in thousands)

        Years ended December 31,            1999           1998           1997
        ------------------------------------------------------------------------
        Current expense:
           Federal                         $5,507          $4,564        $3,576
           State                               43              50           286
        ------------------------------------------------------------------------
           Total current expense            5,550           4,614         3,862
        ------------------------------------------------------------------------
        Deferred expense (benefit):
           Federal                           (796)           (371)          462
           State                                -              (8)         (440)
        ------------------------------------------------------------------------
           Total deferred expense            (796)           (379)           22
        ------------------------------------------------------------------------
        Total income tax expense           $4,754          $4,235        $3,884
        ------------------------------------------------------------------------

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes. The reasons for the differences were as follows:

        (Dollars in thousands)

        Years ended December 31,                        1999     1998     1997
        ------------------------------------------------------------------------
        Tax expense at Federal statutory rate          $5,226   $5,052   $4,522
        Increase (decrease) in taxes resulting from:
           Tax-exempt income                             (422)    (401)    (282)
           Acquisition related expenses                   268        -        -
           Dividends received deduction                  (246)    (261)    (253)
           Bank owned life insurance                     (237)       -        -
           State tax, net of Federal income tax benefit    28       26     (102)
           Other                                          137     (181)      (1)
        ------------------------------------------------------------------------
        Total income tax expense                       $4,754   $4,235   $3,884
        ------------------------------------------------------------------------

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 1999 and 1998 are as follows:

        (Dollars in thousands)

        December 31,                                        1999           1998
        ------------------------------------------------------------------------
        Gross deferred tax assets:
           Allowance for loan losses                       $4,214        $3,592
           Deferred loan origination fees                     366           363
           Net operating loss carryover                       287           310
           Other                                            1,271         1,102
        ------------------------------------------------------------------------
        Gross deferred tax assets                           6,138         5,367
        ------------------------------------------------------------------------
        Gross deferred tax liabilities:
           Securities available for sale                     (252)       (4,164)
           Premises and equipment                          (1,115)       (1,119)
           Deferred loan origination costs                   (811)         (687)
           Pension                                           (146)         (308)
           Other                                             (235)         (218)
        ------------------------------------------------------------------------
        Gross deferred tax liabilities                     (2,559)       (6,496)
        ------------------------------------------------------------------------
        Net deferred tax asset (liability)                 $3,579       $(1,129)
        ------------------------------------------------------------------------

In addition to future taxable income and the reversal of deferred tax liabilities, a primary source of recovery of deferred tax assets is taxes paid in prior years available for carryback.

(13) Operating Leases
At December 31, 1999, the Corporation was committed to rent premises used in banking operations under noncancellable operating leases. Rental expense under the operating leases amounted to $339 thousand, $391 thousand and $164 thousand for 1999, 1998 and 1997, respectively. The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

        (Dollars in thousands)

        Years ending December 31:      2000                                $373
                                       2001                                 319
                                       2002                                 198
                                       2003                                 121
                                       2004                                  41
        ------------------------------------------------------------------------
                                                                         $1,052
        ------------------------------------------------------------------------

(14) Litigation
On January 28, 1997, a suit was filed against the Bank by a former corporate customer and the customer's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by the customer's former president and treasurer. The suit alleges that the Bank wrongly permitted this individual, while an officer of the customer, to divert funds from the customer's account at the Bank for his personal benefit. The claims against the Bank are based upon theories of breach of fiduciary duties, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constituted fraud.

The suit as originally filed sought recovery for losses directly related to the embezzlement of approximately $3.1 million, as well as consequential damages amounting to approximately $2.6 million. On March 19, 1998, the plaintiffs amended their claims to seek recovery of an additional $2.6 million in losses, plus an unspecified amount of interest thereon, which were alleged to be directly related to the embezzlement. On or about November 23, 1999, the plaintiffs further amended their claims to seek recovery of approximately $8.0 million in total damages, plus an unspecified amount of interest thereon. Management believes, based on its review with counsel of the development of this matter to date that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against the customer and its principal shareholder, as well as claims against the officer allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The case is in discovery and is currently scheduled for trial in late April 2000. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

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

Stock Repurchase Plan
In December 1997, the Corporation's Board of Directors approved a program to repurchase up to 225,000, or approximately 2.3%, of its outstanding common shares. This plan replaces the June 1996 authorization to repurchase 195,750 shares. The Corporation planned to hold the repurchased shares as treasury stock to be used for general corporate purposes. Approximately 139,274 shares were repurchased in 1998 at a total cost of $3.0 million. In April 1999, the Corporation's Board of Directors approved the termination of the Corporation's stock repurchase plan.

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

Dividends
The primary source of funds for dividends paid by the Corporation is dividends received from the Bank. The Corporation and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Corporation. Generally the Bank has the ability to pay dividends to the parent subject to minimum regulatory capital requirements. Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $31.5 million as of December 31, 1999.

Stock Option Plans
The Corporation's 1997 Equity Incentive Plan (the "1997 Plan") permits the granting of options and other equity incentives to key employees, directors, advisors, and consultants. Up to 1,012,500 shares of the Corporation's common stock may be used from authorized but unissued shares, treasury stock, or shares available from expired awards. Options are designated either as non-qualified or as incentive options. The exercise price of each option may not be less than the fair market value on the date of the grant. In general, the option price is payable in cash, by the delivery of shares of the Corporation's common stock already owned by the grantee, or a combination thereof. Awards may be granted at any time until April 29, 2007.

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

The 1997 Plan and the 1988 Plan permit options to be granted with stock appreciation rights ("SARs"), however, no options have been granted with SARs.

Options granted under the plans vest according to various terms at the end of ten years. The following table presents changes in options outstanding during 1999, 1998 and 1997:

Years ended December 31,                  1999                        1998                        1997
------------------------------------------------------------------------------------------------------------------
                                                Weighted                   Weighted                   Weighted
                                    Number       Average        Number      Average        Number     Average
                                      of        Exercise          of       Exercise          of       Exercise
                                    Shares        Price         Shares       Price         Shares       Price
------------------------------------------------------------------------------------------------------------------
Outstanding at January 1             851,329       $8.90       1,128,584      $7.73      1,106,077       $5.73
Granted                              160,104      $17.64          24,435     $21.33        239,404      $14.67
Exercised                           (194,430)      $4.95       (292,618)      $5.22       (210,829)      $5.05
Cancelled                            (10,323)     $16.04         (9,072)     $15.87         (6,068)     $10.24
------------------------------------------------------------------------------------------------------------------
Outstanding at December 31           806,680      $11.49         851,329      $8.90      1,128,584       $7.73
------------------------------------------------------------------------------------------------------------------
Exercisable at December 31           613,367       $9.73         682,249      $7.32        857,987       $6.04
------------------------------------------------------------------------------------------------------------------

The weighted average exercise price and remaining contractual life for options outstanding at December 31, 1999 were as follows:

                                                Options Outstanding                      Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                     Weighted          Weighted                       Weighted
                                                     Average           Average                         Average
Range of                            Number          Remaining          Exercise           Number      Exercise
Exercise Prices                  Outstanding     Contractual Life       Price           Exercisable     Price
-----------------------------------------------------------------------------------------------------------------
$2.13 to $4.27                        89,609         2.5 years            $3.47            89,609        $3.47
$4.28 to $6.40                        27,171         4.4 years            $5.57            27,171        $5.57
$6.41 to $8.53                       170,784         3.2 years            $7.02           170,784        $7.02
$8.54 to $10.67                      125,624         4.9 years            $9.60           125,624        $9.60
$10.68 to $12.80                     114,723         7.2 years           $11.65            90,486       $11.68
$14.93 to $17.07                      18,172         9.3 years           $16.17             4,542       $16.17
$17.08 to $19.20                     212,530         8.6 years           $17.84            81,118       $17.98
$19.21 to $21.33                      48,067         8.8 years           $20.43            24,033       $21.33
-----------------------------------------------------------------------------------------------------------------
Total                                806,680         5.9 years           $11.49           613,367        $9.73
-----------------------------------------------------------------------------------------------------------------


As discussed in Note 1, the Corporation accounts for its stock option plan using the intrinsic value based method prescribed by APB Opinion No. 25, and in addition, is required to disclose pro forma net income and earnings per share using the fair value based method prescribed by SFAS No. 123. Accordingly, no compensation cost for these plans has been recognized in the Consolidated Statements of Income for 1999, 1998 and 1997.

In determining the pro forma disclosures required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming the stock option plan was accounted for using the fair value method prescribed by SFAS No. 123, the weighted average assumptions used and the grant date fair value of options granted in 1999, 1998 and 1997:

      (Dollars in thousands, except per share amounts)

      Years ended December 31,                       1999       1998       1997
      --------------------------------------------------------------------------
      Net income                   As reported     $10,589    $10,507     $9,417
                                     Pro forma     $10,020    $10,167     $9,112

      Basic earnings per share     As reported        $.97       $.98       $.89
                                     Pro forma        $.92       $.95       $.86

      Diluted earnings per share   As reported        $.96       $.95       $.86
                                     Pro forma        $.90       $.92       $.83

      Weighted average fair value                    $5.36      $5.40      $4.31
      Expected life                              9.0 years  8.6 years  8.4 years
      Risk-free interest rate                        5.91%      6.04%       6.3%
      Expected volatility                            32.8%      25.9%      21.2%
      Expected dividend yield                         3.9%       4.0%      4.25%

The pro forma effect on net income and earnings per share for 1999, 1998 and 1997 is not representative of the pro forma effect on net income and earnings per share for future years because it does not reflect compensation cost for options granted prior to January 1, 1995.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 1999, a total of 2,419,741 common stock shares were reserved for issuance under the 1988 Amended and Restated Stock Option Plan, the 1997 Equity Incentive Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 1999, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 1999, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents the Corporation's and the Bank's actual capital amounts and ratios at December 31, 1999 and 1998, as well as the corresponding minimum regulatory amounts and ratios:

 (Dollars in thousands)                                                                  To Be Well Capitalized
                                                                                              Under Prompt
                                                                  For Capital Adequacy      Corrective Action
                                                  Actual                Purposes               Provisions
                                          ----------------------------------------------------------------------
                                           Amount      Ratio       Amount       Ratio      Amount      Ratio
----------------------------------------------------------------------------------------------------------------
As of December 31, 1999:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                          $86,584     14.24%       $48,635      8.00%       $60,793    10.00%
      Bank                                  $84,550     13.91%       $48,635      8.00%       $60,793    10.00%
Tier 1 Capital (to Risk-Weighted Assets):
      Consolidated                          $76,443     12.57%       $24,317      4.00%       $36,476     6.00%
      Bank                                  $74,409     12.24%       $24,317      4.00%       $36,476     6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                          $76,443      7.14%       $42,834      4.00%       $53,542     5.00%
      Bank                                  $74,409      6.95%       $42,834      4.00%       $53,542     5.00%

As of December 31, 1998:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                          $80,407     14.75%       $43,616      9.00%       $54,520    10.00%
      Bank                                  $78,625     14.36%       $43,616      8.00%       $54,520    10.00%
Tier 1 Capital (to Risk-Weighted Assets):

      Consolidated                          $69,008     12.66%       $21,808      4.00%       $32,712     6.00%
      Bank                                  $66,866     12.26%       $21,808      4.00%       $32,712     6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                          $69,008      7.30%       $37,837      4.00%       $47,297     5.00%
      Bank                                  $66,866      7.07%       $37,840      4.00%       $47,301     5.00%

(1) Leverage ratio

(16) Earnings per Share

        (Dollars in thousands, except per share amounts)

        Years ended December 31,                          1999                  1998                 1997
        ----------------------------------------------------------------------------------------------------------
                                                    Basic     Diluted     Basic    Diluted     Basic    Diluted
                                                  ----------------------------------------------------------------
        Net income                                  $10,589    $10,589   $10,507    $10,507    $9,417     $9,417

        Share amounts, in thousands:
           Average outstanding                     10,863.6   10,863.6  10,715.1   10,715.1  10,562.3   10,562.3
           Common stock equivalents                       -      218.7         -      380.1         -      415.9
        ---------------------------------------------------------------------------------------------------------
           Weighted average outstanding            10,863.6   11,082.3  10,715.1   11,095.2  10,562.3   10,978.2
        ---------------------------------------------------------------------------------------------------------
        Earnings per share                             $.97       $.96      $.98       $.95      $.89       $.86
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

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 1999 and 1998 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market accounts is equal to the amount payable on demand as of December 31, 1999 and 1998. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

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

The following table presents the fair values of the Corporation's financial instruments:

        (Dollars in thousands)

        December 31,                                             1999                           1998
        --------------------------------------------------------------------------------------------------------
                                                       Carrying       Estimated       Carrying        Estimated
                                                        Amount        Fair Value       Amount        Fair Value
        --------------------------------------------------------------------------------------------------------
        Financial Assets
           On-balance sheet:
             Cash and cash equivalents                   $44,260         $44,260        $34,477         $34,477
             Mortgage loans held for sale                  1,647           1,647          5,863           5,863
             Securities available for sale               330,431         330,431        319,841         319,841
             Securities held to maturity                 116,372         112,868         95,647          96,547
             Federal Home Loan Bank stock                 17,627          17,627         16,583          16,583
             Loans, net of allowance for loan losses     536,676         537,019        486,004         501,598
             Accrued interest receivable                   6,010           6,010          5,913           5,913
           Off-balance sheet financial instruments
            relating to assets:
             Interest rate floor contracts                   224             111            469           1,404

        Financial Liabilities
           On-balance sheet:
             Noninterest bearing demand deposits        $102,384        $102,384        $93,478         $93,478
             Non-term savings accounts                   235,395         235,395        223,047         223,047
             Certificates of deposit                     322,974         324,184        311,238         313,341
             Short term borrowings                         4,209           4,209         15,033          15,033
             Federal Home Loan Bank advances             352,548         347,568        264,106         268,523
             Accrued interest payable                      3,322           3,322          2,617           2,617

Other off-balance sheet financial instruments, consisting largely of loan commitments and letters of credit, contain provisions for fees, conditions and term periods that are consistent with customary market practices. Accordingly, the fair value amounts (considered to be the discounted present value of the remaining contractual fees over the unexpired commitment period) would not be material and therefore are not disclosed.

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


        (Dollars in thousands)

        Balance Sheets
        December 31,                                                                       1999            1998
        ---------------------------------------------------------------------------------------------------------
        Assets:
           Cash on deposit with bank subsidiary                                           $2,397          $1,947
           Investment in bank subsidiary at equity value                                  75,212          75,431
           Dividend receivable from bank subsidiary                                          840           1,200
           Due from bank subsidiary                                                            -               -
        ---------------------------------------------------------------------------------------------------------
        Total assets                                                                     $78,449         $78,578
        ---------------------------------------------------------------------------------------------------------
        Liabilities:
           Dividends payable                                                              $1,202          $1,005
        ---------------------------------------------------------------------------------------------------------
        Shareholders' Equity:
           Common stock of $.0625 par value; authorized
             30 million shares in 1999 and 1998; issued
             10,914,763 shares in 1999 and 10,770,630 shares in 1998                         682             674
           Paid-in capital                                                                 9,990           9,050
           Retained earnings                                                              66,766          60,803
           Net unrealized (loss) gain on securities available for sale                      (191)          7,400
           Treasury stock, at cost                                                             -            (354)
        ---------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                        77,247          77,573
        ---------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                       $78,449         $78,578
        ---------------------------------------------------------------------------------------------------------


       (Dollars in thousands)

       Statements of Income
       Years ended December 31,                                            1999           1998            1997
       ----------------------------------------------------------------------------------------------------------
       Dividends from bank subsidiary                                     $4,080          $6,480          $3,750
       Other expense                                                           -               -              40
       ----------------------------------------------------------------------------------------------------------
       Net income before income taxes and
          undistributed earnings of subsidiary                             4,080           6,480           3,710
       Income tax benefit                                                      -               -              14
       ----------------------------------------------------------------------------------------------------------
       Income before undistributed earnings of subsidiary                  4,080           6,480           3,724
       Equity in undistributed earnings of subsidiary                      6,509           4,027           5,693
       ----------------------------------------------------------------------------------------------------------
       Net income                                                        $10,589         $10,507          $9,417
       ----------------------------------------------------------------------------------------------------------

        (Dollars in thousands)

        Statements of Cash Flows
        Years ended December 31,                                           1999            1998            1997
        ---------------------------------------------------------------------------------------------------------
        Cash flow from operating activities:
           Net income                                                    $10,589         $10,507          $9,417
           Adjustments to reconcile net income
             to net cash provided by operating activities:
           Equity effect of undistributed earnings of subsidiary          (6,509)         (4,027)         (5,693)
           Decrease (increase) in dividend receivable                        360               -            (450)
           Decrease (increase) in due from bank subsidiary                     -             100            (100)
        ---------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                          4,440           6,580           3,174
        ---------------------------------------------------------------------------------------------------------
        Cash flows from investing activities:
            Payments for investments in and advances
              to subsidiaries                                               (863)         (1,567)           (182)
        ---------------------------------------------------------------------------------------------------------
        Net cash used in investing activities                               (863)         (1,567)           (182)
        ---------------------------------------------------------------------------------------------------------
        Cash flows from financing activities:
           Purchase of treasury stock                                        (36)         (3,005)         (1,589)
           Proceeds from issuance of common stock                          1,338           2,556           1,381
           Cash dividends paid                                            (4,429)         (4,005)         (3,333)
        ---------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                             (3,127)         (4,454)         (3,541)
        ---------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash                                      450             559            (549)
        Cash at beginning of year                                          1,947           1,388           1,937
        ---------------------------------------------------------------------------------------------------------
        Cash at end of year                                               $2,397          $1,947          $1,388
        ---------------------------------------------------------------------------------------------------------

(19) Acquisition Related Expenses
Expenses directly attributable to the 1999 acquisition of Pier Bank amounted to $1.6 million ($1.3 million, net of tax) and were charged to earnings at the date of combination. Acquisition related expenses consisted of professional fees, data processing/integration costs, write-down of assets and severance obligations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                              PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information regarding directors is presented under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 21, 2000 prepared for the Annual Meeting of Shareholders to be held April 25, 2000 and incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I under the caption "Executive Officers of the Registrant".

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement dated March 21, 2000 prepared for the Annual Meeting of Shareholders to be held April 25, 2000, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item appears under the caption "Compensation of Directors and Executive Officers - Executive Compensation" in the Corporation's Proxy Statement dated March 21, 2000 prepared for the Annual Meeting of
Shareholders to be held April 27, 1999, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item appears under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 21, 2000 prepared for the Annual Meeting of Shareholders to be held April 25, 2000, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the caption "Indebtedness and Other Transactions" in the Corporation's Proxy Statement dated March 21, 2000 prepared for the Annual Meeting of Shareholders to be held April 25, 2000.

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

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 1999.

(c)   Exhibit Index.

      Exhibit Number
      --------------------

                3.a        Restated  Articles of Incorporation of the Registrant
                           - Filed as Exhibit 3(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (1)

                3.b Amendment to Restated Articles of Incorporation - Filed as Exhibit 3.i to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. (1)

                3.c Amended and Restated By-Laws of the Corporation - Filed as Exhibit 3.c to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (1)

                  4 Rights Agreement between the Registrant and The Washington Trust Company dated as of August 15, 1996 (including Form of Right Certificate attached thereto as Exhibit A) - Filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A (File No. 000-13091) filed with the Commission on August 16, 1996. (1)

               10.a        Supplemental  Pension Benefit and Profit Sharing Plan
                           - Filed as Exhibit 10.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994. (1) (2)

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

               10.h        Change in Control  Agreements with Executive Officers
                           - Filed as Exhibit 10.h to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. (2)

               10.i        Change in Control  Agreements with Executive Officers
                           - Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999. (2)

               10.j        Change in Control  Agreements with Executive Officers
                           - Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1999. (2)

               10.k        Change in Control  Agreements with Executive Officers
                           - Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1999. (2)

               21 Subsidiaries of the Registrant - Filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (1)

               23          Consent of Independent Auditors - Filed herewith.

               27          Financial Data Schedules, Article 9 - Filed herewith.

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

                                 WASHINGTON TRUST BANCORP, INC.
                                 -----------------------------------------------
                                 (Registrant)

 Date: March 3, 2000      By      John C. Warren
 --------------------             ----------------------------------------------
                                  John C. Warren
                                  Chairman, Chief Executive Officer and Director
                                  (principal executive officer)

 Date: March 3, 2000      By      David V. Devault
 --------------------             ----------------------------------------------
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

     Date: March 3, 2000                      Alcino G. Almeida
     --------------------                     ----------------------------------
                                              Alcino G. Almeida, Director

     Date: March 3, 2000                      Gary P. Bennett
     --------------------                     ----------------------------------
                                              Gary P. Bennett, Director

     Date: March 3, 2000                      Steven J. Crandall
     --------------------                     ----------------------------------
                                              Steven J. Crandall, Director

     Date: March 3, 2000                      Richard A. Grills
     --------------------                     ----------------------------------
                                              Richard A. Grills, Director

     Date: March 3, 2000                      Larry J. Hirsch
     --------------------                     ----------------------------------
                                              Larry J. Hirsch, Director

     Date: March 3, 2000                      Katherine W. Hoxsie
     --------------------                     ----------------------------------
                                              Katherine W. Hoxsie, Director

     Date: March 3, 2000                      Mary E. Kennard
     --------------------                     ----------------------------------
                                              Mary E. Kennard, Director

     Date: March 3, 2000                      Joseph J. Kirby
     --------------------                     ----------------------------------
                                              Joseph J. Kirby, Director

     Date: March 3, 2000                      James W. McCormick, Jr.
     --------------------                     ----------------------------------
                                              James W. McCormick, Jr., Director

     Date:
     --------------------                     ----------------------------------
                                              Brendan P. O'Donnell, Director

     Date: March 3, 2000                      Victor J. Orsinger II
     --------------------                     ----------------------------------
                                              Victor J. Orsinger II, Director

     Date: March 3, 2000                      Anthony J. Rose, Jr.
     --------------------                     ----------------------------------
                                              Anthony J. Rose, Jr., Director

     Date: March 3, 2000                      James P. Sullivan
     --------------------                     ----------------------------------
                                              James P. Sullivan, Director

     Date: March 3, 2000                      Neil H. Thorp
     --------------------                     ----------------------------------
                                              Neil H. Thorp, Director

     Date: March 3, 2000                      John C. Warren
     --------------------                     ----------------------------------
                                              John C. Warren, Director