Form 10-Q
period 2000-03-31
WASHINGTON TRUST BANCORP INC
filed 2000-05-15
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended MARCH 31, 2000 or

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

The number of shares of common stock of the registrant outstanding as of April 30, 2000 was 10,975,055.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                      For The Quarter Ended March 31, 2000

                                TABLE OF CONTENTS



PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       March 31, 2000 and December 31, 1999

Consolidated Statements of Income
       Three Months Ended March 31, 2000 and 1999

Consolidated Statements of Changes in Shareholders' Equity
       Three Months Ended March 31, 2000 and 1999

Consolidated Statements of Cash Flows
       Three Months Ended March 31, 2000 and 1999

Condensed Notes to Consolidated Financial Statements

Independent Auditors' Review Report

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II.  Other Information


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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS



                                                  (Unaudited)
                                                   March 31,        December 31,
                                                      2000              1999
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                              $17,208           $26,960
Federal funds sold and other short-term investments   15,900            17,300
Mortgage loans held for sale                             175             1,647
Securities:
   Available for sale, at fair value                 368,519           330,431
   Held to maturity, at cost; fair value $117,019
       in 2000 and $112,868 in 1999                  121,096           116,372
--------------------------------------------------------------------------------
   Total securities                                  489,615           446,803

Federal Home Loan Bank stock, at cost                 18,671            17,627

Loans                                                555,017           549,025
Less allowance for loan losses                        12,540            12,349
--------------------------------------------------------------------------------
   Net loans                                         542,477           536,676

Premises and equipment, net                           23,149            23,409
Accrued interest receivable                            7,007             6,010
Other assets                                          28,453            28,232
--------------------------------------------------------------------------------
   Total assets                                   $1,142,655        $1,104,664
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                            $99,952          $102,384
   Savings                                           231,779           235,395
   Time                                              346,179           322,974
--------------------------------------------------------------------------------
   Total deposits                                    677,910           660,753

Dividends payable                                      1,315             1,202
Short-term borrowings                                  1,642             4,209
Federal Home Loan Bank advances                      373,423           352,548
Accrued expenses and other liabilities                 9,938             8,705
--------------------------------------------------------------------------------
   Total liabilities                               1,064,228         1,027,417
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized
  30 million shares; issued 10,939,557 shares
  in 2000 and 10,914,763 shares in 1999                  684               682
Paid-in capital                                        9,988             9,990
Retained earnings                                     68,376            66,766
Accumulated other comprehensive income                  (621)             (191)
--------------------------------------------------------------------------------
   Total shareholders' equity                         78,427            77,247
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity     $1,142,655        $1,104,664
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                             (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                         except per share data)



                                                                             (Unaudited)
Three months ended March 31,                                             2000             1999
------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                         $11,649           $10,809
   Interest on securities                                               7,407             6,109
   Dividends on corporate stock and Federal Home Loan Bank stock          672               534
   Interest on federal funds sold and other short-term investments        158               160
------------------------------------------------------------------------------------------------
   Total interest income                                               19,886            17,612
------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                       997               947
   Time deposits                                                        4,448             3,888
   Federal Home Loan Bank advances                                      5,252             3,845
   Other                                                                   23               220
------------------------------------------------------------------------------------------------
   Total interest expense                                              10,720             8,900
------------------------------------------------------------------------------------------------
Net interest income                                                     9,166             8,712
Provision for loan losses                                                 350               482
------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                     8,816             8,230
------------------------------------------------------------------------------------------------
Noninterest income:
   Trust revenue                                                        1,629             1,419
   Service charges on deposit accounts                                    796               758
   Merchant processing fees                                               271               249
   Mortgage banking activities                                            122               498
   Income from bank-owned life insurance                                  242                 -
   Net gains (losses) on sales of securities                              384               262
   Other income                                                           433               360
------------------------------------------------------------------------------------------------
   Total noninterest income                                             3,877             3,546
------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                       4,676             4,138
   Net occupancy                                                          607               566
   Equipment                                                              773               717
   Legal, audit and professional fees                                     455               209
   Advertising and promotion                                              356               192
   Merchant processing costs                                              225               159
   Office supplies                                                        168               168
   Other                                                                1,272             1,677
------------------------------------------------------------------------------------------------
   Total noninterest expense                                            8,532             7,826
------------------------------------------------------------------------------------------------
Income before income taxes                                              4,161             3,950
Income tax expense                                                      1,238             1,206
------------------------------------------------------------------------------------------------
   Net income                                                          $2,923            $2,744
------------------------------------------------------------------------------------------------

Per share information:
   Basic earnings per share                                              $.27              $.25
   Diluted earnings per share                                            $.26              $.25
   Cash dividends declared per share                                     $.12              $.11

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                      (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                               Accumulated
                                                                                  Other
                                         Common      Paid-in    Retained      Comprehensive     Treasury
Three months ended March 31,             Stock       Capital    Earnings          Income          Stock      Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                 $682       $9,990      $66,766           $(191)            $-      $77,247
Net income                                                          2,923                                       2,923
Other comprehensive income net of tax:
   Net unrealized losses on securities,
     net of reclassification adjustment                                              (430)                       (430)
                                                                                                         -------------
Comprehensive income                                                                                            2,493
Cash dividends declared                                            (1,313)                                     (1,313)
Shares issued                                 2           (2)                                                       -
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                  $684       $9,988      $68,376           $(621)            $-      $78,427
----------------------------------------------------------------------------------------------------------------------




Balance at January 1, 1999                 $674       $9,050      $60,803          $7,400          $(354)     $77,573
Net income                                                          2,744                                       2,744
Other comprehensive income net of tax:
   Net unrealized gains on securities,
     net of reclassification adjustment                                            (1,336)                     (1,336)
                                                                                                          ------------
Comprehensive income                                                                                            1,408
Cash dividends declared                                            (1,113)                                     (1,113)
Shares issued                                 7          759                                                      766
Shares repurchased                                                                                   (24)         (24)
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 1999                  $681       $9,809      $62,434          $6,064          $(378)     $78,610
----------------------------------------------------------------------------------------------------------------------



The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
Three months ended March 31,                                2000          1999
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                              $2,923        $2,744
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                350           482
     Depreciation of premises and equipment                   740           726
     Amortization of premium in excess of accretion of
       discount on debt securities                            (25)          103
     Net gains on sales of securities                        (384)         (262)
     Net gains on loan sales                                  (56)         (288)
     Proceeds from sales of loans                           3,271        19,527
     Loans originated for sale                             (1,742)      (17,676)
     Increase in accrued interest receivable                 (997)         (604)
     Decrease (increase) in other assets                       89          (615)
     Increase in accrued expenses and other liabilities     1,245           620
     Other, net                                                89           (15)
--------------------------------------------------------------------------------
   Net cash provided by operating activities                5,503         4,742
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                            (49,263)      (56,594)
     Proceeds from sales                                    3,412        12,890
     Maturities and principal repayments                    7,508        14,052
   Securities held to maturity:
     Purchases                                             (8,963)       (7,043)
     Maturities and principal repayments                    4,243         5,967
   Purchase of Federal Home Loan Bank stock                (1,044)          (58)
   Principal collected on loans under loan originations    (6,282)      (14,348)
   Proceeds from sales of other real estate owned               8           154
   Purchases of premises and equipment                       (539)       (1,280)
--------------------------------------------------------------------------------
   Net cash used in investing activities                  (50,920)      (46,260)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase (decrease) in deposits                     17,157        (8,945)
   Net (decrease) increase in other short-term borrowings  (2,567)        4,164
   Proceeds from Federal Home Loan Bank advances          117,000       151,836
   Repayment of Federal Home Loan Bank advances           (96,125)     (109,987)
   Purchase of  treasury stock                                  -           (24)
   Proceeds from issuance of common stock                       -           766
   Cash dividends paid                                     (1,200)       (1,005)
--------------------------------------------------------------------------------
   Net cash provided by financing activities               34,265        36,805
--------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents              (11,152)       (4,713)
   Cash and cash equivalents at beginning of year          44,260        34,477
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $33,108       $29,764
--------------------------------------------------------------------------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



Three months ended March 31,                                 2000          1999
--------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned       $106          $243
   Loans charged off                                          237           394
   Decrease in net unrealized gain on
    securities available for sale                            (430)       (1,336)

Supplemental Disclosures:
   Interest payments                                      $10,178        $8,689
   Income tax payments                                         53           154


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of March 31, 2000 and December 31, 1999 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of Washington Trust Bancorp, Inc. presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The Corporation has not changed its accounting and reporting policies from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

(2) Securities Available for Sale

Securities available for sale are summarized as follows:

                                                       Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
March 31, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $103,441             $288          $(1,467)         $102,262
Mortgage-backed securities                               212,305              392           (3,093)          209,604
Corporate bonds                                           38,221               11             (869)           37,363
Corporate stocks                                          14,470            5,873           (1,053)           19,290
---------------------------------------------------------------------------------------------------------------------
Total                                                    368,437            6,564           (6,482)          368,519
---------------------------------------------------------------------------------------------------------------------
December 31, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   87,558              347           (1,595)           86,310
Mortgage-backed securities                               191,934               70           (2,918)          189,086
Corporate bonds                                           34,364               31             (711)           33,684
Corporate stocks                                          15,833            6,582           (1,064)           21,351
---------------------------------------------------------------------------------------------------------------------
Total                                                   $329,689           $7,030          $(6,288)         $330,431
---------------------------------------------------------------------------------------------------------------------

Securities available for sale with a fair value of $64,720 and $47,152 were pledged to secure Treasury Tax and Loan deposits, borrowings and public deposits at March 31, 2000 and December 31, 1999, respectively.

For the three months ended March 31, 2000, proceeds from sales of securities available for sale amounted to $3,412 while net realized gains on these sales amounted to $384.

(3) Securities Held to Maturity

The amortized cost and fair value of securities held to maturity are summarized as follows:

                                                      Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
March 31, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  $31,817               $-            $(990)          $30,827
Mortgage-backed securities                                63,358               29           (2,571)           60,816
States and political subdivisions                         25,921               10             (555)           25,376
---------------------------------------------------------------------------------------------------------------------
Total                                                    121,096               39           (4,116)          117,019
---------------------------------------------------------------------------------------------------------------------
December 31, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   28,231                -             (895)           27,336
Mortgage-backed securities                                62,209               54           (2,189)           60,074
States and political subdivisions                         25,932               23             (497)           25,458
---------------------------------------------------------------------------------------------------------------------
Total                                                   $116,372              $77          $(3,581)         $112,868
---------------------------------------------------------------------------------------------------------------------

There were no sales or transfers of securities held to maturity during the three months ended March 31, 2000.

(4) Loan Portfolio
The following is a summary of loans:

                                                    March 31,       December 31,
                                                      2000              1999
--------------------------------------------------------------------------------
Commercial:
    Mortgages                                       $116,498           $113,719
    Construction and development                       2,142              2,902
    Other (1)                                        110,082            115,739
--------------------------------------------------------------------------------
Total commercial                                     228,722            232,360

Residential real estate:
    Mortgages                                        220,008            212,719
    Homeowner construction                            12,498             12,995
--------------------------------------------------------------------------------
Total residential real estate                        232,506            225,714

Consumer                                              93,789             90,951
--------------------------------------------------------------------------------
    Total loans                                     $555,017           $549,025
--------------------------------------------------------------------------------

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate

(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

Three months ended March 31,                               2000           1999
--------------------------------------------------------------------------------
Balance at beginning of period                           $12,349        $10,966
Provision charged to expense                                 350            482
Recoveries                                                    78             45
Loans charged off                                           (237)          (160)
--------------------------------------------------------------------------------
Balance at end of period                                 $12,540        $11,333
--------------------------------------------------------------------------------



INDEPENDENT AUDITORS' REVIEW REPORT

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of March 31, 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2000 and 1999. These consolidated financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 1999, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 17, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects.

KPMG LLP

Providence, Rhode Island
April 20, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
 RESULTS OF OPERATIONS

Results of Operations
The Corporation reported net income of $2.9 million, or $.26 per diluted share, for the three months ended March 31, 2000. Net income for the first quarter of 2000 was 6.5% higher than the $2.7 million, or $.25 per diluted share, earned in the first quarter of 1999.

The Corporation's rates of return on average assets and average equity for the three months ended March 31, 2000 were 1.05% and 15.01%, respectively. Comparable amounts for the first quarter of 1999 were 1.09% and 14.01%.

For the three months ended March 31, 2000, net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) amounted to $9.2 million, an increase of 5.2% from the $8.7 million reported for the three months ended March 31, 1999. This increase was primarily attributable to growth in interest-earning assets. (See additional discussion under the caption "Net Interest Income".)

The Corporation's provision for loan losses was $350 thousand and $482 thousand in the first quarter of 2000 and 1999, respectively.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $3.5 million for the three months ended March 31, 2000, up 6.4% from the corresponding 1999 period. The increase was primarily due to growth in revenues for trust services and income from bank-owned life insurance ("BOLI"), offset in part by a decline in revenue from mortgage banking activities. Trust revenue totaled $1.6 million for the first quarter of 2000, up 14.8% from the first quarter of 1999 due primarily to an increase in assets under management. During the second quarter of 1999, the Corporation purchased BOLI as a financing tool for employee benefits. Revenue from mortgage banking activities associated with the originations of loans for the secondary market amounted to $122 thousand for the first quarter of 2000, down $376 thousand from the same 1999 period. Due to rising interest rates, mortgage refinancing activity has decreased, resulting in a decline of loans sold in the secondary market.

Net realized securities gains totaled $384 thousand for the three months ended March 31, 2000. In the first quarter of 1999, net realized securities gains amounted to $270 thousand, including $262 thousand related to a contribution of appreciated equity securities to the Corporation's charitable foundation. The cost of this contribution amounted to approximately $270 thousand and was included in noninterest expenses in the first quarter of 1999.

For the quarter ended March 31, 2000, total noninterest expense amounted to $8.5 million, an increase of 9.0% from the comparable 1999 amount. The increase was primarily attributable to higher salaries and benefits expense, increases in legal, audit and professional fees, and increases in advertising and promotion costs. For the three months ended March 31, 2000, legal, audit and professional fees totaled $455 thousand, up $246 thousand from the corresponding 1999 period. The increase was primarily due to legal costs associated with an ongoing litigation matter. These costs are expected to continue through the second quarter of 2000. At this time, management of the Corporation is not able to determine whether such costs will continue beyond the second quarter. As mentioned above, included in other noninterest expense for the first quarter of 1999 was the cost of a charitable contribution to the Corporation's charitable foundation.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the three months ended March 31, 2000 amounted to $9.5 million, up 5.0% over the same 1999 period due primarily to growth in interest-earning assets. For the three months ended March 31, 2000, average interest-earning assets amounted to $1.053 billion, up $96.4 million, or 10.1%, over the comparable 1999 amount due to growth in both the securities portfolio and in total loans. This growth in securities and loans was funded by Federal Home Loan Bank ("FHLB") advances and to a lesser extent, deposit growth. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the three months ended March 31, 2000 and 1999 were 3.61% and 3.81%, respectively. The interest rate spread declined 21 basis points to 3.08% for the first quarter of 2000. Earning asset yields rose 11 basis points, while the cost of interest-bearing liabilities increased 32 basis points, thereby narrowing the net interest spread. Higher funding costs associated with time deposits and FHLB advances were primarily responsible for the decrease in the net interest margin.

Total average securities rose $48.6 million, or 10.7%, over the comparable prior year period, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 6.79% for the three months ended March 31, 2000, up from 6.25% for the same 1999 period. The increase in yields reflects higher marginal rates on investment purchases.

The yield on average total loans amounted to 8.54% for the three months ended March 31, 2000, down from 8.75% in the comparable 1999 period. The decrease in yield on loans was primarily attributable to new loan originations, after the first quarter of 1999, at relatively lower rates. Average loans for the three months ended March 31, 2000 rose $47.9 million, or 9.5%, over the prior year and amounted to $550.4 million. Average commercial loans rose 11.0% to $230.3 million. The yield on commercial loans amounted to 9.28%, down from the prior year yield of 9.56%. Average residential real estate loans amounted to $228.4 million, up 9.5% from the prior year level. The yield on residential real estate loans declined 23 basis points from the prior year, amounting to 7.73%. Average consumer loans rose 6.0% over the prior year. The yield on consumer loans amounted to 8.68%, compared to the prior year yield of 8.71%.

As a result of higher levels of FHLB advances and increases in time and savings deposits, average interest-bearing liabilities increased 11.2% to $932.9 million at March 31, 2000. Due to higher rates paid on both borrowed funds and time deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 4.62% for the three months ended March 31, 2000, up from 4.30% for the comparable 1999 period. Average FHLB advances for the three months ended March 31, 2000 amounted to $362.3 million, up 24.9% from the $290.0 million average balance for the same 1999 period. The average rate paid on FHLB advances for the three months ended March 31, 2000 was 5.83%, an increase of 45 basis points from the prior year rate. Average time deposits increased $24.6 million to $338.9 million with an increase of 26 basis points in the rate paid. Average savings deposits for the three months ended March 31, 2000 increased 6.0% from the comparable 1999 amount to $216.9 million. The rate paid on these deposits was 1.74% for the first three months of 2000, compared to 1.77% for the same 1999 period. For the three months ended March 31, 2000, average demand deposits, an interest-free funding source, were up by $11.2 million, or 13.1%, from the same prior year period.

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

Three months ended March 31,                             2000                                   1999
---------------------------------------- ------------------------------------- -------------------------------------
                                           Average                   Yield/       Average                   Yield/
(Dollars in thousands)                     Balance      Interest      Rate        Balance      Interest      Rate
---------------------------------------- ------------- ----------- ----------- -------------- ----------- ----------
Assets:
Residential real estate loans              $228,363       $4,388       7.73%      $208,537      $4,095        7.96%
Commercial and other loans                  230,326        5,313       9.28%       207,439       4,889        9.56%
Consumer loans                               91,667        1,979       8.68%        86,517       1,857        8.71%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              550,356       11,680       8.54%       502,493      10,841        8.75%
Federal funds sold  and other
  short-term investments                     10,968          158       5.81%        13,867         160        4.67%
Taxable debt securities                     432,870        7,128       6.62%       382,522       5,794        6.14%
Nontaxable debt securities                   25,928          428       6.64%        27,178         476        7.11%
Corporate stocks and FHLB stock              33,332          778       8.55%        30,950         631        8.27%
--------------------------------------------------------------------------------------------------------------------
   Total securities                         503,098        8,492       6.79%       454,517       7,061        6.25%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,053,454       20,172       7.70%       957,010      17,902        7.59%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                  59,687                                 52,838
--------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,113,141                             $1,009,848
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Savings deposits                           $229,856         $997       1.74%      $216,857        $947        1.77%
Time deposits                               338,894        4,448       5.28%       314,318       3,888        5.02%
FHLB advances                               362,327        5,252       5.83%       290,031       3,845        5.38%
Other                                         1,821           23       5.10%        17,490         220        5.11%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities       932,898       10,720       4.62%       838,696       8,900        4.30%
Demand deposits                              96,158                                 85,003
Non interest-bearing liabilities              6,198                                  7,803
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,035,254                                931,502
Total shareholders' equity                   77,887                                 78,346
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,113,141                             $1,009,848
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                    $9,452                                $9,001
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    3.08%                                  3.29%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    3.61%                                  3.81%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,                             2000              1999
--------------------------------------------------------------------------------
Commercial and other loans                                $30               $32
Nontaxable debt securities                                149               161
Corporate stocks                                          107                96


Financial Condition and Liquidity
Total assets rose 3.4% from $1.105 billion at December 31, 1999 to $1.143 billion at March 31, 2000. Average assets totaled $1.113 billion for the three months ended March 31, 2000, up 10.2% over the comparable 1999 period.

Nonperforming assets (nonaccrual loans and property acquired through foreclosure) amounted to $3.9 million, or .34% of total assets, at March 31, 2000 compared to $3.8 million, or .35% of total assets, at December 31, 1999. The allowance for loan losses amounted to $12.5 million, or 2.26% of total loans, at March 31, 2000, compared to $12.3 million, or 2.25%, at December 31, 1999.

Securities Available for Sale - The carrying value of securities available for sale at March 31, 2000 amounted to $368.5 million, an increase of 11.8% over the December 31, 1999 amount of $329.7 million. This increase was attributable to purchases of debt securities. The net unrealized gain on securities available for sale amounted to $82 thousand, down from the December 31, 1999 balance of $742 thousand. This decrease was attributable to the effects of higher interest rates.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $121.1 million at March 31, 2000, up from $116.4 million at December 31, 1999. This increase was due to purchases of obligations of U.S. government-sponsored agencies and mortgage-backed securities. The net unrealized loss on securities held to maturity amounted to approximately $4.1 million at March 31, 2000, compared to $3.5 million at December 31, 1999. This decrease was attributable to the effects of higher interest rates.

Loans - Total loans amounted to $555.0 million at March 31, 2000. During the first three months of 2000, total loans increased $6.0 million, with increases in the residential real estate and consumer loan portfolios. Total residential real estate loans amounted to $232.5 million, an increase of $6.8 million, or 3.01%, from the December 31, 1999 balance of $225.7. Total consumer loans increased $2.8 million, or 3.1%, from December 31, 1999 and amounted to $93.8 million. Commercial loans decreased $3.6 million, or 1.6%, to $228.7 million at March 31, 2000.

Deposits - Total deposits amounted to $677.9 million at March 31, 2000, up $17.2 million from $660.8 million at December 31, 1999. In the first quarter of 2000, time deposits increased $23.2 million and amounted to $346.2 million at March 31, 2000. Savings deposits declined $3.6 million from the December 31, 1999 balance to $231.8 million at March 31, 2000. Demand deposits totaled $100.0 million at March 31, 2000, compared to $102.4 million at December 31, 1999.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other short-term borrowings as part of its overall funding strategy. In addition to deposit growth, additional FHLB advances were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. FHLB advances amounted to $373.4 million at March 31, 2000, up $20.9 million from the December 31, 1999 amount. In addition, short-term borrowings outstanding at March 31, 2000 amounted to $1.6 million.

For the three months ended March 31, 2000, net cash provided by operations amounted to $5.5 million, the majority of which was generated by net income. Net cash used in investing activities amounted to $50.9 million and was primarily used to purchase securities. Net cash provided by financing activities of $34.3 million was generated mainly by a net increase in FHLB advances and by an increase in total deposits. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                       March 31,    December 31,
 (Dollars in thousands)                                  2000           1999
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due               $1,889         $1,902
Nonaccrual loans less than 90 days past due              1,828          1,896
--------------------------------------------------------------------------------
Total nonaccrual loans                                   3,717          3,798
Other real estate owned                                    142             49
--------------------------------------------------------------------------------
Total nonperforming assets                              $3,859         $3,847
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans            .67%           .69%
Nonperforming assets as a percentage of total assets       .34%           .35%
Allowance for loan losses to nonaccrual loans           337.36%        325.15%
Allowance for loan losses to total loans                  2.26%          2.25%

Not included in the analysis of nonperforming assets at March 31, 2000 and December 31, 1999 above are approximately $179 thousand and $120 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages that are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

Impaired loans consist of all nonaccrual commercial loans. At March 31, 2000, the recorded investment in impaired loans was $2.0 million, which had a related allowance amounting to $341 thousand. During the three months ended March 31, 2000, the average recorded investment in impaired loans was $2.1 million. Also during this period, interest income recognized on impaired loans amounted to approximately $55 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                                       March 31,   December 31,
  (Dollars in thousands)                                 2000          1999
--------------------------------------------------------------------------------
Residential mortgages                                   $1,103           $1,015
Commercial:
   Mortgages                                               719              797
   Other (1)                                             1,203            1,242
Consumer                                                   692              744
--------------------------------------------------------------------------------
Total nonaccrual loans                                  $3,717           $3,798
--------------------------------------------------------------------------------
(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Capital Resources
Total equity capital amounted to $78.4 million, or 6.9% of total assets, at March 31, 2000. This compares to $77.2 million, or 7.0%, at December 31, 1999. Total equity increased by approximately $1.2 million from December 31, 1999. The increase in equity resulting from earnings retention was reduced by $430 thousand decline in net unrealized gains on securities. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At March 31, 2000, the Corporation's Tier 1 capital ratio was 12.46% and the total risk-adjusted capital ratio was 14.07%. These ratios were both above the ratios required to be categorized as well-capitalized.

Dividends payable at March 31, 2000 amounted to approximately $1.3 million, representing $.12 per share payable on April 14, 2000, an increase of 9% over the $.11 per share declared in the fourth quarter of 1999. Dividends declared per share represent historical per share dividends declared by the Corporation and have not been restated as a result of the acquisition of Pier Bank. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Book value per share as of March 31, 2000 and December 31, 1999 amounted to $7.17 and $7.08, respectively.

Subsequent Event
On April 25, 2000, the Corporation announced that it had signed a definitive agreement to acquire Phoenix Investment Management Company of Providence, Rhode Island. Phoenix is an independent investment advisory firm, with assets under management in excess of $1 billion. Pursuant to the terms of the Agreement and Plan of Merger, dated April 24, 2000, the acquisition will be effected by means of the merger of Phoenix with and into The Washington Trust Company, the wholly-owned subsidiary of the Corporation. Under the terms of the agreement, the Corporation will acquire 100% of Phoenix for 1,150,000 shares of Washington Trust Bancorp, Inc.'s common stock. Based on the Corporation's closing stock price on April 24, 2000, the transaction would be valued at approximately
$17,250,000. The transaction, which is subject to regulatory approval, is expected to be a tax-free reorganization and accounted for as a pooling of interests.

Litigation
The Bank is party to a lawsuit filed by a former corporate customer and the customer's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by an officer of the customer. Management believes, based on its review with counsel of the development of this mater to date that the Bank has asserted meritorious defenses in this litigation. Additionally, the Bank has filed counterclaims against the customer and its principal shareholder, as well as claims against the officer allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The discovery phase of the case has been completed and the case is currently scheduled for trial on May 30, 2000. During discovery, the plaintiffs have acknowledged that their total asserted damages are no more than $5.0 to $5.5 million, plus an unspecified amount of interest thereon. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

Year 2000
The statements in the following section include "Year 2000 readiness disclosure" within the meaning of the Year 2000 Information and Readiness Disclosure Act.

During 1999, the Corporation completed a detailed assessment of all its information technology (IT) and non-information technology (non-IT) systems with respect to the century date change (the transition from the year 1999 to 2000), with special emphasis on mission-critical systems. IT and non-IT hardware and software were inventoried and those not Year 2000 ready were identified, remediated and tested. While the Corporation's assessment of Year 2000 issues was ongoing and subject to on-going regulatory mandated verification and review through March 31, 2000, the Corporation did not experience any effects from Year 2000 issues.

Total costs associated with the project will amount to approximately $526 thousand. The Corporation has accounted for most of these costs as expense items. In some cases, acquired hardware and software items were capitalized and amortized in accordance with the Corporation's existing accounting policy. Total costs incurred through March 31, 2000 amounted to approximately $513 thousand. These costs consisted primarily of system testing and modification, internal staffing and consulting, and were primarily recorded in noninterest expenses. The remaining project costs will be incurred in the second quarter of 2000.

There can be no guarantee that the systems of other companies, or outside vendors, on which the Corporation's systems rely, have been fully remedied. Therefore, the Corporation could possibly experience a negative impact to the extent other entities not affiliated with the Corporation are not Year 2000 compliant.

Recent Accounting Developments
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a corporation to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This Statement defines conditions and criteria to be used in designating a derivative as a specific type of hedging instrument. SFAS No. 133 also explains the accounting for changes in the fair value of a derivative, which depends on the intended use and the resulting designation. Under this Statement, a corporation is required to establish at the inception of the hedge the method to be used for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the corporation's approach to managing risk. In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and is not to be applied retroactively to the financial statements of prior periods. The Corporation has not yet determined what the effect of the adoption of this pronouncement will have on the financial position and earnings of the Corporation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60 month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of March 31, 2000, the Corporation's estimated exposure as a percentage of net interest income for the next 12 month period and the subsequent 12 month period thereafter (months 13 - 24), respectively, is as follows:

                                      Months 1 - 12       Months 13 - 24
---------------------------------- ------------------- --------------------
200 basis point increase in rates         -1.7%                -6.3%
200 basis point decrease in rates         +0.8%                +0.9%

Since this simulation assumes the Corporation's balance sheet will remain static over the 24-month simulation horizon, the results do not reflect adjustments in strategy that the Corporation could implement in response to rate shifts, and should therefore not be relied upon as a projection of net interest income.

For a complete discussion of interest rate sensitivity and liquidity, including simulation assumptions, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 1999.

The Corporation also monitors the potential change in market value of its available for sale debt securities using both parallel rate shifts of up to 200 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of March 31, 2000, an immediate 200 basis point rise in rates would result in a 4.2% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 2.4% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the bank's available for sale securities portfolio at March 31, 2000, including both debt and equity securities, was 3.9%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

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

              Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against Maxson and its principal shareholder as well as claims against the officer allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The discovery phase of the case has been completed and the case is currently scheduled for trial on May 30, 2000. During discovery, the plaintiffs have acknowledged that their total asserted damages are no more than $5.0 to $5.5 million, plus an unspecified amount of interest thereon. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision has been recorded.

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

Item 2.  Changes in Securities and Use of Proceeds
                  None

Item 3.  Defaults upon Senior Securities
                  None

Item 4.  Submission of Matters to a Vote of Security Holders
                  None

Item 5.  Other Information
                  None

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
                  Exhibit No.
                     10           Change in Control Agreements (1)
                     11           Statement re Computation of Per Share Earnings

         (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2000.

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

                         WASHINGTON TRUST BANCORP, INC.
                         ------------------------------
                                 (Registrant)



May 12, 2000             By:  John C. Warren
                         -------------------
                         John C. Warren
                         Chairman and Chief Executive Officer
                         (principal executive officer)





May 12, 2000             By:  David V. Devault
                         ---------------------
                         David V. Devault
                         Executive Vice President, Treasurer
                          and Chief Financial Officer
                         (principal financial and accounting officer)