Form 10-Q
period 2000-06-30
WASHINGTON TRUST BANCORP INC
filed 2000-08-09
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                    FORM 10-Q

(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the  Securities Exchange
    Act of 1934 for the quarterly period ended JUNE 30, 2000 or

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

The number of shares of common stock of the registrant outstanding as of July 31, 2000 was 11,991,253.

                                    FORM 10-Q

                   WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                       For The Quarter Ended June 30, 2000

                                TABLE OF CONTENTS


PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       June 30, 2000 and December 31, 1999

Consolidated Statements of Income
       Three Months and Six Months Ended June 30, 2000 and 1999

Consolidated Statements of Changes in Shareholders' Equity
       Six Months Ended June 30, 2000 and 1999

Consolidated Statements of Cash Flows
       Six Months Ended June 30, 2000 and 1999

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                   (Unaudited)
                                                     June 30,       December 31,
                                                       2000             1999
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                              $21,168            $27,091
Federal funds sold and other short-term investments   17,900             17,429
Mortgage loans held for sale                           1,068              1,647
Securities:
   Available for sale, at fair value                 376,752            330,431
   Held to maturity, at cost; fair value $120,765
       in 2000 and $112,868 in 1999                  124,383            116,372
--------------------------------------------------------------------------------
   Total securities                                  501,135            446,803

Federal Home Loan Bank stock, at cost                 19,558             17,627

Loans                                                573,929            549,025
Less allowance for loan losses                        12,923             12,349
--------------------------------------------------------------------------------
   Net loans                                         561,006            536,676

Premises and equipment, net                           22,603             23,442
Accrued interest receivable                            7,495              6,010
Other assets                                          29,159             28,880
--------------------------------------------------------------------------------
   Total assets                                   $1,181,092         $1,105,605
--------------------------------------------------------------------------------
Liabilities:
Deposits:
   Demand                                           $109,937           $102,384
   Savings                                           238,869            235,395
   Time                                              351,184            322,974
--------------------------------------------------------------------------------
   Total deposits                                    699,990            660,753

Dividends payable                                      1,441              1,202
Short-term borrowings                                  5,428              4,209
Federal Home Loan Bank advances                      386,448            352,548
Accrued expenses and other liabilities                 8,687              8,727
--------------------------------------------------------------------------------
   Total liabilities                               1,101,994          1,027,439
--------------------------------------------------------------------------------
Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares; issued 11,989,566 shares
   in 2000 and 11,925,571 shares in 1999                 750                745
Paid-in capital                                       10,010              9,926
Retained earnings                                     69,760             67,686
Accumulated other comprehensive loss                  (1,422)              (191)
--------------------------------------------------------------------------------
   Total shareholders' equity                         79,098             78,166
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity     $1,181,092         $1,105,605
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                         except per share data)

                                                                                            (Unaudited)
                                                                              Three Months            Six Months
                                                                         --------------------------------------------
Periods ended June 30,                                                        2000       1999        2000       1999
---------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                               $12,132    $11,078     $23,781   $21,886
   Interest on securities                                                     7,898      6,207      15,306    12,316
   Dividends on corporate stock and Federal Home Loan Bank stock                670        518       1,341     1,052
   Interest on federal funds sold and other short-term investments              218        128         378       288
---------------------------------------------------------------------------------------------------------------------
   Total interest income                                                     20,918     17,931      40,806    35,542
---------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                             998      1,004       1,995     1,950
   Time deposits                                                              4,778      3,945       9,227     7,833
   Federal Home Loan Bank advances                                            5,772      4,027      11,023     7,872
   Other                                                                         41        254          64       475
---------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                    11,589      9,230      22,309    18,130
---------------------------------------------------------------------------------------------------------------------
Net interest income                                                           9,329      8,701      18,497    17,412
Provision for loan losses                                                       350        458         700       940
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           8,979      8,243      17,797    16,472
---------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust and investment management                                            2,805      2,322       5,319     4,564
   Service charges on deposit accounts                                          806        794       1,602     1,552
   Merchant processing fees                                                     536        393         808       642
   Mortgage banking activities                                                  134        378         256       876
   Income from bank-owned life insurance                                        259        196         501       196
   Net gains on sales of securities                                             374        122         758       383
   Other income                                                                 240        478         671       838
---------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                   5,154      4,683       9,915     9,051
---------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                             5,050      4,552      10,005     8,992
   Net occupancy                                                                630        624       1,265     1,225
   Equipment                                                                    937        792       1,737     1,533
   Legal, audit and professional fees                                           405        258         883       474
   Advertising and promotion                                                    348        328         706       523
   Merchant processing costs                                                    421        299         646       458
   Office supplies                                                              185        171         358       342
   Acquisition related expenses                                               1,035          -       1,035         -
   Other                                                                      1,422      1,313       2,707     3,009
---------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                 10,433      8,337      19,342    16,556
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    3,700      4,589       8,370     8,967
Income tax expense                                                            1,308      1,244       2,546     2,449
---------------------------------------------------------------------------------------------------------------------
   Net income                                                                $2,392     $3,345      $5,824    $6,518
---------------------------------------------------------------------------------------------------------------------

Per share information:
Basic earnings per share                                                       $.20       $.28        $.49      $.55
Diluted earnings per share                                                     $.20       $.28        $.48      $.54
Cash dividends declared per share                                              $.12       $.11        $.24      $.22

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                                                               Accumulated
                                                                                  Other
                                         Common      Paid-in    Retained      Comprehensive     Treasury
Six months ended June 30,                Stock       Capital    Earnings      Income (Loss)       Stock      Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                 $745       $9,926      $67,686          $(191)            $-      $78,166
Net income                                                          5,824                                      5,824
Other comprehensive loss net of tax:
   Net unrealized losses on securities,
     net of reclassification adjustment                                           (1,231)                     (1,231)
                                                                                                             --------
Comprehensive income                                                                                           4,593
Cash dividends declared                                            (3,750)                                    (3,750)
Shares issued                                 5           84                                                      89
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                   $750      $10,010      $69,760        $(1,422)            $-      $79,098
----------------------------------------------------------------------------------------------------------------------


Balance at January 1, 1999                 $737       $8,986      $61,581         $7,401          $(354)     $78,351
Net income                                                          6,518                                      6,518
Other comprehensive loss net of tax:
   Net unrealized gains on securities,
     net of reclassification adjustment                                           (2,957)                     (2,957)
                                                                                                             --------
Comprehensive income                                                                                           3,561
Cash dividends declared                                            (3,127)                                    (3,127)
Shares issued                                 8        1,074                                                   1,082
Shares repurchased                                                                                  (24)         (24)
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1999                   $745      $10,060      $64,972         $4,444          $(378)     $79,843
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                               (Unaudited)
Six months ended June 30,                                 2000            1999
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                            $5,824          $6,518
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                              700             940
     Depreciation of premises and equipment               1,589           1,500
     Amortization of premium in excess of accretion of
       discount on debt securities                          (47)            283
     Net gains on sales of securities                      (758)           (383)
     Net gains on loan sales                               (143)           (481)
     Proceeds from sales of loans                         6,520          33,275
     Loans originated for sale                           (5,847)        (30,894)
     Increase in accrued interest receivable             (1,485)           (338)
     Decrease (increase) in other assets                    567            (986)
     Decrease in accrued expenses and other liabilities     (40)           (661)
     Other, net                                             (84)            (24)
--------------------------------------------------------------------------------
   Net cash provided by operating activities              6,796           8,749
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                          (89,589)        (84,012)
     Proceeds from sales                                 25,375          16,175
     Maturities and principal repayments                 16,766          35,672
   Securities held to maturity:
     Purchases                                          (14,900)        (31,477)
     Maturities and principal repayments                  6,897          22,210
   Purchase of Federal Home Loan Bank stock              (1,931)            (58)
   Principal collected on loans under loan originations (25,118)        (30,301)
   Proceeds from sales of other real estate owned            68             196
   Purchases of premises and equipment                     (750)         (1,562)
   Purchase of bank-owned life insurance                      -         (18,000)
--------------------------------------------------------------------------------
   Net cash used in investing activities                (83,182)        (91,157)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                              39,237          25,202
   Net increase in other short-term borrowings            1,219           4,629
   Proceeds from Federal Home Loan Bank advances        249,500         293,336
   Repayment of Federal Home Loan Bank advances        (215,600)       (240,549)
   Proceeds from issuance of common stock                    89           1,082
   Purchase of treasury stock                                 -             (24)
   Cash dividends paid                                   (3,511)         (3,018)
--------------------------------------------------------------------------------
   Net cash provided by financing activities             70,934          80,658
--------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents             (5,452)         (1,750)
   Cash and cash equivalents at beginning of year        44,520          34,654
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period           $39,068         $32,904
--------------------------------------------------------------------------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


Six months ended June 30,                                2000              1999
--------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate
    owned (OREO)                                         $106              $301
   Loans charged off                                      384               431
   Loans made to facilitate the sale of OREO               60               144
   Decrease in net unrealized gain on securities
    available for sale                                 (1,231)           (2,957)

Supplemental Disclosures:
   Interest payments                                   21,715            17,796
   Income tax payments                                  2,854             2,406


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of June 30, 2000 and December 31, 1999 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Corporation and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

On June 26, 2000, the Corporation completed its acquisition of Phoenix Investment Management Company, Inc. of Providence, Rhode Island. Phoenix, an independent investment advisory firm, had assets under management of approximately $750 million at June 26, 2000. The acquisition was accounted for under the pooling of interests method and accordingly, the consolidated financial statements of the Corporation have been restated to reflect the acquisition at the beginning of each period presented.

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

(2) Securities Available for Sale

Securities available for sale are summarized as follows:

                                                       Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
June 30, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 95,516             $317          $(1,331)         $ 94,502
Mortgage-backed securities                               227,870              337           (3,183)          225,024
Corporate bonds                                           40,223               28           (1,114)           39,137
Corporate stocks                                          14,326            4,912           (1,149)           18,089
---------------------------------------------------------------------------------------------------------------------
Total                                                    377,935            5,594           (6,777)          376,752
---------------------------------------------------------------------------------------------------------------------
December 31, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   87,558              347           (1,595)           86,310
Mortgage-backed securities                               191,934               70           (2,918)          189,086
Corporate bonds                                           34,364               31             (711)           33,684
Corporate stocks                                          15,833            6,582           (1,064)           21,351
---------------------------------------------------------------------------------------------------------------------
Total                                                   $329,689           $7,030          $(6,288)         $330,431
---------------------------------------------------------------------------------------------------------------------

Securities available for sale with a fair value of $63.8 million and $47.2 million were pledged to secure Treasury Tax and Loan deposits, borrowings and public deposits at June 30, 2000 and December 31, 1999, respectively.

For the six months ended June 30, 2000, proceeds from sales of securities available for sale amounted to $25.4 million while net realized gains on these sales amounted to $758 thousand.

(3) Securities Held to Maturity

The amortized cost and fair value of securities held to maturity are summarized as follows:

                                                      Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
June 30, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 33,635               $8            $(954)         $ 32,689
Mortgage-backed securities                                65,316               32           (2,249)           63,099
States and political subdivisions                         25,432                7             (462)           24,977
---------------------------------------------------------------------------------------------------------------------
Total                                                    124,383               47           (3,665)          120,765
---------------------------------------------------------------------------------------------------------------------
December 31, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   28,231                -             (895)           27,336
Mortgage-backed securities                                62,209               54           (2,189)           60,074
States and political subdivisions                         25,932               23             (497)           25,458
---------------------------------------------------------------------------------------------------------------------
Total                                                   $116,372              $77          $(3,581)         $112,868
---------------------------------------------------------------------------------------------------------------------

There were no sales or transfers of securities held to maturity during the six months ended June 30, 2000.

(4) Loan Portfolio
The following is a summary of loans:

                                                     June 30,      December 31,
                                                       2000            1999
--------------------------------------------------------------------------------
Commercial:
    Mortgages                                       $116,384         $113,719
    Construction and development                       1,146            2,902
    Other (1)                                        113,454          115,739
--------------------------------------------------------------------------------
Total commercial                                     230,984          232,360

Residential real estate:
    Mortgages                                        228,126          212,719
    Homeowner construction                            14,483           12,995
--------------------------------------------------------------------------------
Total residential real estate                        242,609          225,714

Consumer                                             100,336           90,951
--------------------------------------------------------------------------------
    Total loans                                     $573,929         $549,025
--------------------------------------------------------------------------------

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate

(5) Allowance For Loan Losses

The following is an analysis of the allowance for loan losses:

                                       Three Months             Six Months
                                   ---------------------------------------------
Periods ended June 30,               2000        1999        2000        1999
--------------------------------------------------------------------------------
Balance at beginning of period     $12,540     $11,333     $12,349     $10,966
Provision charged to expense           350         458         700         940
Recoveries                             180         250         258         295
Loans charged off                     (147)       (271)       (384)       (431)
--------------------------------------------------------------------------------
Balance at end of period           $12,923     $11,770     $12,923     $11,770
--------------------------------------------------------------------------------



INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of June 30, 2000, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2000 and 1999, and the changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Corporation's management.

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

In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999, is fairly stated, in all material respects.

KPMG LLP

Providence, Rhode Island

July 20, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
  RESULTS OF OPERATIONS

Results of Operations
The Corporation reported net income of $2.4 million, or $.20 per diluted share, for the three months ended June 30, 2000. Net income for the second quarter of 1999 amounted to $3.3 million, or $.28 per diluted share. In the second quarter of 2000, the Corporation completed the acquisition of Phoenix Investment Management Company, Inc., which was accounted for under the pooling of interests method. Accordingly, the consolidated financial statements for the Corporation have been restated to reflect the acquisition at the beginning of each period presented. Second quarter 2000 results included one-time acquisition-related expenses of $1.1 million, including related income taxes. Results excluding these nonrecurring costs and including a pro forma tax provision for pre-acquisition earnings of Phoenix, which operated as a sub-S corporation prior to the acquisition, are referred to herein as "operating".

Operating earnings for the three months ended June 30, 2000 amounted to $3.3 million, or $.27 per diluted share, an increase of 4.3% from the $3.1 million, or $.26 per diluted share, earned in the three months ended June 30, 1999. The Corporation's rates of return on average assets and average equity for the second quarter of 2000, on an operating basis, were 1.14% and 16.47%, respectively. Comparable amounts for the second quarter of 1999 were 1.20% and 15.70%.

Operating earnings for the six months ended June 30, 2000 amounted to $6.5 million, an increase of 5.9% from $6.2 million reported for the same 1999 period. Diluted earnings per share for the six months ended June 30, 2000, on an operating basis, amounted to $.54, up from $.51 per share earned in the six months ended June 30, 1999. The Corporation's rates of return on average assets and average equity for the six months ended June 30, 2000, on an operating basis, were 1.15% and 16.42%, respectively. Comparable amounts for the 1999 period were 1.19% and 15.44%.

For the second quarter of 2000, net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) amounted to $9.3 million, an increase of 7.2% from the $8.7 million reported for second quarter of 1999. Net interest income for the six months ended June 30, 2000 rose 6.2% over the corresponding 1999 period. This increase was primarily attributable to growth in interest-earning assets. (See additional discussion under the caption "Net Interest Income".)

The Corporation's provision for loan losses was $350 thousand and $458 thousand in the second quarter of 2000 and 1999, respectively. For the six months ended June 30, 2000 and 1999, the provision for loan losses amounted to $700 thousand and $940 thousand, respectively.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $4.8 million for the quarter ended June 30, 2000, up 4.8% from the corresponding 1999 period. For the six months ended June 30, 2000, other noninterest income amounted to $9.2 million, up 5.6% from the same 1999 period. The increase was primarily due to growth in revenues for trust and investment management services and income from bank-owned life insurance ("BOLI"), offset in part by a decline in revenue from mortgage banking activities. Trust and investment management revenue totaled $5.3 million for the six months ended June 30, 2000, up 16.5% from the same 1999 period due primarily to an increase in assets under management. During the second quarter of 1999, the Corporation purchased BOLI as a financing tool for employee benefits. Revenue from mortgage banking activities associated with the originations of loans for the secondary market amounted to $256 thousand for the six months ended June 30, 2000, a decrease of 70.8% from the $876 thousand reported for the same 1999 period. Due to rising interest rates, mortgage refinancing activity has decreased, resulting in a decline of loans sold in the secondary market.

Net realized securities gains for the three months ended June 30, 2000 amounted to $374 thousand, including $310 thousand related to a contribution of appreciated equity securities to the Corporation's charitable foundation. The cost of this contribution amounted to approximately $424 thousand and was included in noninterest expenses in the second quarter of 2000. For the three months ended June 30, 1999, net realized securities gains totaled $122 thousand. Net realized securities gains for the six months ended June 30, 2000 and 1999 amounted to $758 thousand and $383 thousand, respectively.

For the quarter ended June 30, 2000, total operating noninterest expense (total noninterest expense excluding one-time acquisition-related expenses of $1.0 million) amounted to $9.4 million, an increase of 12.7% from the corresponding 1999 amount. Total operating noninterest expense for the six months ended June 30, 2000 amounted to $18.3 million, an increase of 10.6% over the comparable 1999 amount. The increase was primarily attributable to higher salaries and benefits expense, increases in legal, audit and professional fees, higher equipment costs, and increases in advertising and promotion costs. For the six months ended June 30, 2000, legal, audit and professional fees totaled $883 thousand, up $409 thousand from the corresponding 1999 period. The increase was primarily due to legal costs associated with an ongoing litigation matter. These costs are expected to continue through the third quarter of 2000. At this time, management of the Corporation is not able to determine whether such costs will continue beyond the third quarter.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the six months ended June 30, 2000 amounted to $19.1 million, up 6.0% over the same 1999 period due primarily to growth in interest-earning assets. For the six months ended June 30, 2000, average interest-earning assets amounted to $1.072 billion, up $101.8 million, or 10.5%, over the comparable 1999 amount due to growth in both the securities portfolio and in total loans. This growth in securities and loans was funded by Federal Home Loan Bank ("FHLB") advances and to a lesser extent, deposit growth. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the six months ended June 30, 2000 and 1999 were 3.58% and 3.74%, respectively. The interest rate spread declined 20 basis points to 3.03% for the first half of 2000. Earning asset yields rose 25 basis points, while the cost of interest-bearing liabilities increased 45 basis points, thereby narrowing the net interest spread. Higher funding costs associated with time deposits and FHLB advances were primarily responsible for the decrease in the net interest margin.

Total average securities rose $56.5 million, or 12.3%, over the comparable prior year period, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 6.84% for the six months ended June 30, 2000, up from 6.22% for the same 1999 period. The increase in yields reflects higher marginal rates on investment purchases.

The yield on average total loans amounted to 8.62% for the six months ended June 30, 2000, compared to 8.66% in the comparable 1999 period. Average loans for the six months ended June 30, 2000 rose $45.3 million, or 8.9%, over the prior year and amounted to $556.3 million. Average residential real estate loans amounted to $232.3 million, up 10.4% from the prior year level. The yield on residential real estate loans declined 10 basis points from the prior year, amounting to 7.79%. The decrease in yield on residential real estate loans resulted from 1999 mortgage refinancing activity. Average commercial loans rose 8.3% to $229.8 million. The yield on commercial loans amounted to 9.38%, down from the prior year yield of 9.44%. Average consumer loans rose 6.7% over the prior year. The yield on consumer loans amounted to 8.81%, an increase of 16 basis points from the prior year yield of 8.65%.

As a result of higher levels of FHLB advances and increases in time and savings deposits, average interest-bearing liabilities increased 11.0% to $948.5 million at June 30, 2000. Due to higher rates paid on both borrowed funds and time deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 4.73% for the six months ended June 30, 2000, up from 4.28% for the comparable 1999 period. Average FHLB advances for the six months ended June 30, 2000 amounted to $370.9 million, up 25.0% from the $296.7 million average balance for the same 1999 period. The average rate paid on FHLB advances for the six months ended June 30, 2000 was 5.98%, an increase of 63 basis points from the prior year rate. Average time deposits increased $26.1 million to $343.3 million with an increase of 43 basis points in the rate paid. Average savings deposits for the six months ended June 30, 2000 increased 4.8% to $232.0 million from the comparable 1999 amount. The rate paid on these deposits for the first six months of 2000 was 1.73%, unchanged from the same 1999 period. For the six months ended June 30, 2000, average demand deposits, an interest-free funding source, were up by $9.4 million, or 10.5%, from the same prior year period.

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

Six months ended June 30,                                   2000                                1999
-------------------------------------------------------------------------------------------------------------------
                                           Average                     Yield/     Average                     Yield/
(Dollars in thousands)                     Balance      Interest       Rate       Balance      Interest       Rate
------------------------------------------------------------------------------- ------------------------------------
Assets:
Residential real estate loans              $232,348       $8,999       7.79%      $210,504      $8,234        7.89%
Commercial and other loans                  229,829       10,719       9.38%       212,294       9,936        9.44%
Consumer loans                               94,124        4,124       8.81%        88,221       3,782        8.65%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              556,301       23,842       8.62%       511,019      21,952        8.66%
Federal funds sold  and other
  short-term investments                     12,555          378       6.06%        12,399         288        4.68%
Taxable debt securities                     443,478       14,751       6.69%       389,003      11,709        6.07%
Nontaxable debt securities                   25,815          852       6.64%        27,122         916        6.81%
Corporate stocks and FHLB stock              33,517        1,538       9.23%        30,333       1,243        8.26%
--------------------------------------------------------------------------------------------------------------------
   Total securities                         515,365       17,519       6.84%       458,857      14,156        6.22%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,071,666       41,361       7.76%       969,876      36,108        7.51%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                  61,810                                 60,788
--------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,133,476                             $1,030,664
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Savings deposits                           $231,994       $1,995       1.73%      $221,270      $1,950        1.73%
Time deposits                               343,286        9,227       5.41%       317,215       7,833        4.98%
FHLB advances                               370,933       11,023       5.98%       296,691       7,872        5.35%
Other                                         2,239           64       5.77%        19,162         475        4.99%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities       948,452       22,309       4.73%       854,338      18,130        4.28%
Demand deposits                              98,749                                 89,383
Non interest-bearing liabilities              6,947                                  7,266
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,054,148                                950,987
Total shareholders' equity                   79,328                                 79,677
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and

     shareholders' equity                $1,133,476                             $1,030,664
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $19,052                               $17,977
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    3.03%                                  3.23%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    3.58%                                  3.74%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the table above include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,                              2000              1999
--------------------------------------------------------------------------------
Commercial and other loans                             $ 61              $ 65
Nontaxable debt securities                              297               310
Corporate stocks                                        197               190

Financial Condition and Liquidity
Total assets rose 6.8% from $1.106 billion at December 31, 1999 to $1.181 billion at June 30, 2000. Average assets totaled $1.133 billion for the six months ended June 30, 2000, up 10.0% over the comparable 1999 period.

Nonperforming assets (nonaccrual loans and property acquired through foreclosure) amounted to $3.4 million, or .29% of total assets, at June 30, 2000 compared to $3.8 million, or .35% of total assets, at December 31, 1999. The allowance for loan losses amounted to $12.9 million, or 2.25% of total loans, at June 30, 2000, compared to $12.3 million, or 2.25%, at December 31, 1999.

Securities Available for Sale - The carrying value of securities available for sale at June 30, 2000 amounted to $376.8 million, an increase of 14.0% over the December 31, 1999 amount of $330.4 million. This increase was attributable to purchases of debt securities. The net unrealized loss on securities available for sale amounted to $1.2 million, compared to a net unrealized gain of $742 thousand at December 31, 1999. This decline was attributable to the effects of higher interest rates.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $124.4 million at June 30, 2000, up from $116.4 million at December 31, 1999. This increase was due to purchases of obligations of U.S. government-sponsored agencies and mortgage-backed securities. The net unrealized loss on securities held to maturity amounted to approximately $3.6 million at June 30, 2000, compared to $3.5 million at December 31, 1999.

Loans - Total loans amounted to $573.9 million at June 30, 2000. During the first six months of 2000, total loans increased $24.9 million, or 4.5% (9.1% on an annualized basis). The increase in total loans was led by growth in the residential and home equity products. Total residential real estate loans amounted to $242.6 million, an increase of $16.9 million, or 7.5%, from the December 31, 1999 balance of $225.7 million. Total consumer loans increased $9.4 million, or 10.3%, from December 31, 1999 and amounted to $100.3 million. Commercial loans amounted to $231.0 million at June 30, 2000, compared to $232.4 million at December 31,1999.

Deposits - Total deposits amounted to $700.0 million at June 30, 2000, up $39.2 million, or 5.9% (11.9% on an annualized basis), from $660.8 million at December 31, 1999. In the first half of 2000, time deposits increased $28.2 million and amounted to $351.2 million at June 30, 2000. Demand and savings deposits increased by $7.6 million and $3.5 million, respectively, due to normal seasonal deposit inflow.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other short-term borrowings as part of its overall funding strategy. In addition to deposit growth, additional FHLB advances were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. FHLB advances amounted to $386.4 million at June 30, 2000, up $33.9 million from the December 31, 1999 amount. In addition, short-term borrowings outstanding at June 30, 2000 and December 31, 1999 amounted to $5.4 million and $4.2 million, respectively.

For the six months ended June 30, 2000, net cash provided by operations amounted to $6.8 million, the majority of which was generated by net income. Net cash used in investing activities amounted to $83.2 million and was primarily used to purchase securities. Net cash provided by financing activities of $70.9 million was generated mainly by an increase in total deposits and a net increase in FHLB advances. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                   June 30,       December 31,
 (Dollars in thousands)                              2000             1999
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due           $1,611           $1,902
Nonaccrual loans less than 90 days past due          1,785            1,896
--------------------------------------------------------------------------------
Total nonaccrual loans                               3,396            3,798
Other real estate owned                                 38               49
--------------------------------------------------------------------------------
Total nonperforming assets                          $3,434           $3,847
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans        .59%             .69%
Nonperforming assets as a percentage of total assets   .29%             .35%
Allowance for loan losses to nonaccrual loans       380.55%          325.15%
Allowance for loan losses to total loans              2.25%            2.25%

Not included in the analysis of nonperforming assets at June 30, 2000 and December 31, 1999 above are approximately $214 thousand and $120 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages that are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

Impaired loans consist of all nonaccrual commercial loans. At June 30, 2000, the recorded investment in impaired loans was $1.9 million, which had a related allowance amounting to $261 thousand. During the six months ended June 30, 2000, the average recorded investment in impaired loans was $2.0 million. Also during this period, interest income recognized on impaired loans amounted to approximately $101 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                                    June 30,       December 31,
(Dollars in thousands)                                2000            1999
--------------------------------------------------------------------------------
Residential mortgages                                 $ 776          $1,015
Commercial:
   Mortgages                                            869             797
   Other (1)                                          1,065           1,242
Consumer                                                686             744
--------------------------------------------------------------------------------
Total nonaccrual loans                               $3,396          $3,798
--------------------------------------------------------------------------------
(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Capital Resources
Total equity capital amounted to $79.1 million, or 6.7% of total assets, at June 30, 2000. This compares to $78.2 million, or 7.1%, at December 31, 1999. Total equity increased by approximately $932 thousand from December 31, 1999. The increase in equity resulting from earnings retention was reduced by a $1.2 million decline in net unrealized gains on securities. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At June 30, 2000, the Corporation's Tier 1 risk-based capital ratio was 12.35% and the total risk-adjusted capital ratio was 13.88%. These ratios were both above the ratios required to be categorized as well-capitalized.

Dividends payable at June 30, 2000 amounted to approximately $1.4 million, representing $.12 per share payable on July 14, 2000, an increase of 9.1% over the $.11 per share declared in the fourth quarter of 1999. Dividends declared per share represent historical per share dividends declared by the Corporation and have not been restated as a result of the acquisition of Phoenix. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Book value per share as of June 30, 2000 and December 31, 1999 amounted to $6.60 and $6.55, respectively.

Litigation
The Bank is party to a lawsuit filed by a former corporate customer and the customer's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by an officer of the customer. Management believes, based on its review with counsel of the development of this matter to date that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against the customer and its principal shareholder, as well as claims against the officer allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The discovery phase of the case has effectively been completed and the case is currently scheduled for trial on October 23, 2000. During discovery, the plaintiffs have indicated that their total asserted damages are approximately $5.0 to $5.5 million, plus interest thereon. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

Recent Accounting Developments
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a corporation to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This Statement defines conditions and criteria to be used in designating a derivative as a specific type of hedging instrument. SFAS No. 133 also explains the accounting for changes in the fair value of a derivative, which depends on the intended use and the resulting designation. Under this Statement, a corporation is required to establish at the inception of the hedge the method to be used for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the corporation's approach to managing risk. In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This Statement addresses a limited number of issues causing implementation difficulties for entities that apply Statement 133. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and is not to be applied retroactively to the financial statements of prior periods. The Corporation has not yet determined what the effect of the adoption of this pronouncement will have on the financial position and earnings of the Corporation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60 month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of June 30, 2000, the Corporation's estimated exposure as a percentage of net interest income for the next 12 month period and the subsequent 12 month period thereafter (months 13 - 24), respectively, is as follows:

                                              Months 1 - 12      Months 13 - 24
------------------------------------------- ------------------- ----------------
200 basis point increase in rates                 -1.5%               -7.4%
200 basis point decrease in rates                 -0.1%               +0.1%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities using both parallel rate shifts of up to 200 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of June 30, 2000, an immediate 200 basis point rise in rates would result in a 4.4% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 2.7% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the bank's available for sale securities portfolio at June 30, 2000, including both debt and equity securities, was 4.0%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

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

              Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against Maxson and its principal shareholder as well as claims against the officer allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The discovery phase of the case has effectively been completed and the case is currently scheduled for trial on October 23, 2000. During discovery, the plaintiffs have indicated that their total asserted damages are approximately $5.0 to $5.5 million, plus interest thereon. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision has been recorded.

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

Item 2.  Changes in Securities and Use of Proceeds
              None

Item 3.  Defaults upon Senior Securities
              None

Item 4.  Submission  of Matters  to a Vote of  Security  Holders

(a)  The Annual Meeting of Shareholders was held on April 25, 2000.

(b)  The results of matters voted upon are presented below.

 i. A proposal to elect Steven J. Crandall, Richard A. Grills, Edward M. Mazze, James W. McCormick, Jr., Victor J. Orsinger II, H. Douglas Randall III, Joyce O. Resnikoff, James P. Sullivan and Neil H. Thorp as directors of the Corporation for staggered terms, each to serve until their successors are duly elected and qualified, passed as follows:

                                                                   Abstentions
                                        Votes         Votes        and Broker
                           Term        In Favor      Withheld       Non-votes
------------------------ ---------- ------------- ------------ ----------------

Steven J. Crandall        3 years     8,589,037      158,963            0
Richard A. Grills         3 years     8,588,091      159,909            0
Edward M. Mazze           1 year      8,570,810      177,189            0
James W. McCormick, Jr.   3 years     8,558,662      189,338            0
Victor J. Orsinger II     3 years     8,380,569      367,430            0
H. Douglas Randall III    2 years     8,587,653      160,347            0
Joyce O. Resnikoff        1 year      8,582,812      165,187            0
James P. Sullivan         3 years     8,578,384      169,615            0
Neil H. Thorp             3 years     8,585,101      162,898            0


 ii. A proposal for the ratification of KPMG LLP to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 2000 was passed by a vote of 8,658,920 shares in favor; 85,227 shares against, with 3,853 abstentions and broker non-votes.

Item 5.  Other Information
         None

Item 6.  Exhibits and Reports on Form 8-K
    (a)  Exhibit index
         Exhibit No.
            10.a   Change in Control Agreement with Executive Officer (1)
            10.b   Amendment to the Registrant's 1997 Equity Incentive Plan (1)
            11     Statement re Computation of Per Share Earnings
            27     Financial Data Schedule

    (b) On July 3, 2000, a Form 8-K was filed which reported that the Corporation completed the acquisition of Phoenix Investment Management Company, Inc., an independent investment advisory firm located in Providence, Rhode Island.

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

                                   WASHINGTON TRUST BANCORP, INC.
                                           (Registrant)



August 9, 2000                    By:  John C. Warren
                                   ---------------------------------------------
                                   John C. Warren
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)





August 9, 2000                     By:  David V. Devault
                                    --------------------------------------------
                                    David V. Devault
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)