Form 10-Q
period 2000-09-30
WASHINGTON TRUST BANCORP INC
filed 2000-11-13
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended SEPTEMBER 30, 2000 or

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


The number of shares of common stock of the registrant outstanding as of October 31, 2000 was 11,994,317.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                    For The Quarter Ended September 30, 2000


                                TABLE OF CONTENTS




PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       September 30, 2000 and December 31, 1999

Consolidated Statements of Income
       Three Months and Nine Months Ended September 30, 2000 and 1999

Consolidated Statements of Changes in Shareholders' Equity
       Nine Months Ended September 30, 2000 and 1999

Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 2000 and 1999

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                    (Unaudited)
                                                   September 30,    December 31,
                                                       2000            1999
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                               $17,284         $27,091
Federal funds sold and other short-term investments    20,500          17,429
Mortgage loans held for sale                            1,815           1,647
Securities:
   Available for sale, at fair value                  383,340         330,431
   Held to maturity, at cost; fair value $126,751
     in 2000 and $112,868 in 1999                     128,656         116,372
--------------------------------------------------------------------------------
   Total securities                                   511,996         446,803

Federal Home Loan Bank stock, at cost                  19,558          17,627

Loans                                                 584,298         549,025
Less allowance for loan losses                         13,145          12,349
--------------------------------------------------------------------------------
   Net loans                                          571,153         536,676

Premises and equipment, net                            21,862          23,442
Accrued interest receivable                             8,029           6,010
Other assets                                           28,086          28,880
--------------------------------------------------------------------------------
   Total assets                                    $1,200,283      $1,105,605
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                            $122,592        $102,384
   Savings                                            248,938         235,395
   Time                                               362,068         322,974
--------------------------------------------------------------------------------
   Total deposits                                     733,598         660,753

Dividends payable                                       1,443           1,202
Short-term borrowings                                   2,864           4,209
Federal Home Loan Bank advances                       368,437         352,548
Accrued expenses and other liabilities                  9,706           8,727
--------------------------------------------------------------------------------
   Total liabilities                                1,116,048       1,027,439
--------------------------------------------------------------------------------

Shareholders' Equity:

Common  stock  of  $.0625  par  value;
   authorized  30  million  shares;
   issued 11,994,309 shares in 2000
   and 11,925,571 shares in 1999                          750             745
Paid-in capital                                        10,063           9,926
Retained earnings                                      72,064          67,686
Accumulated other comprehensive gain (loss)             1,358            (191)
--------------------------------------------------------------------------------
   Total shareholders' equity                          84,235          78,166
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity      $1,200,283      $1,105,605
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                         except per share data)

                                                                                           (Unaudited)
                                                                              Three Months            Nine Months
                                                                         ----------------------------------------------
Periods ended September 30,                                                   2000       1999        2000       1999
---------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                               $12,669    $11,420     $36,451   $33,306
   Interest on securities                                                     8,322      6,518      23,628    18,834
   Dividends on corporate stock and Federal Home Loan Bank stock                715        486       2,056     1,539
   Interest on federal funds sold and other short-term investments              252        131         630       419
---------------------------------------------------------------------------------------------------------------------
   Total interest income                                                     21,958     18,555      62,765    54,098
---------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                           1,087      1,053       3,082     3,003
   Time deposits                                                              5,187      3,986      14,414    11,820
   Federal Home Loan Bank advances                                            5,886      4,257      16,909    12,129
   Other                                                                         30        121          95       596
---------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                    12,190      9,417      34,500    27,548
---------------------------------------------------------------------------------------------------------------------
Net interest income                                                           9,768      9,138      28,265    26,550
Provision for loan losses                                                       250        450         950     1,390
---------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           9,518      8,688      27,315    25,160
---------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust and investment management                                            2,657      2,324       7,976     6,888
   Service charges on deposit accounts                                          842        777       2,444     2,329
   Merchant processing fees                                                     906        599       1,714     1,242
   Income from bank-owned life insurance                                        271        238         772       434
   Mortgage banking activities                                                  139        295         395     1,171
   Net gains (losses) on sales of securities                                      -         (4)        758       380
   Net gain on sale of credit card portfolio                                      -        438           -       438
   Other income                                                                 594        405       1,265     1,242
---------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                   5,409      5,072      15,324    14,124
---------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                             4,885      4,608      14,891    13,601
   Net occupancy                                                                617        652       1,882     1,877
   Equipment                                                                  1,082        801       2,819     2,334
   Legal, audit and professional fees                                           434        292       1,317       766
   Advertising and promotion                                                    278        205         983       728
   Merchant processing costs                                                    712        537       1,358       994
   Office supplies                                                              140        164         499       506
   Acquisition related expenses                                                   -      1,552       1,035     1,552
   Other                                                                      1,450      1,218       4,156     4,228
---------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                  9,598     10,029      28,940    26,586
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    5,329      3,731      13,699    12,698
Income tax expense                                                            1,585      1,229       4,131     3,678
---------------------------------------------------------------------------------------------------------------------
   Net income                                                                $3,744     $2,502      $9,568    $9,020
---------------------------------------------------------------------------------------------------------------------

Per share information:
Basic earnings per share                                                       $.31       $.21        $.80      $.76
Diluted earnings per share                                                     $.31       $.21        $.79      $.75
Cash dividends declared per share                                              $.12       $.11        $.36      $.33

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)

                                                                               Accumulated
                                                                                  Other
                                          Common     Paid-in    Retained      Comprehensive     Treasury
Nine months ended September 30,           Stock      Capital    Earnings      Income (Loss)       Stock      Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                 $745       $9,926     $67,686          $(191)             $-       $78,166
Net income                                                         9,568                                        9,568
Other comprehensive gain net of tax:
   Net unrealized gains on securities,
         net of reclassification adjustment                                       1,549                         1,549
                                                                                                          ------------
Comprehensive income                                                                                           11,117
Cash dividends declared                                           (5,190)                                      (5,190)
Shares issued                                 5          137                                                      142
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000              $750      $10,063     $72,064         $1,358              $-       $84,235
----------------------------------------------------------------------------------------------------------------------


Balance at January 1, 1999                 $737       $8,986     $61,581         $7,401           $(354)      $78,351
Net income                                                         9,020                                        9,020
Other comprehensive loss net of tax:
   Net unrealized losses on securities,
         net of reclassification adjustment                                      (4,582)                       (4,582)
                                                                                                          ------------
Comprehensive income                                                                                            4,438
Cash dividends declared                                           (4,725)                                      (4,725)
Shares issued                                 7          742                                        284         1,033
Shares repurchased                                                                                   (1)           (1)
----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 1999              $744       $9,728     $65,876         $2,819            $(71)      $79,096
----------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       (Unaudited)
Nine months ended September 30,                           2000            1999
--------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                            $9,568         $9,020
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                              950          1,390
     Depreciation of premises and equipment               2,614          2,261
     Accretion of discount in excess of (less than)
       amortization of premium on debt securities          (105)           416
     Net gains on sales of securities                      (758)          (380)
     Net gains on loan sales                               (184)          (313)
     Net gain on sale of credit card portfolio                -           (438)
     Proceeds from sale of credit card portfolio              -          5,192
     Proceeds from sales of loans                        13,592         42,903
     Loans originated for sale                          (13,576)       (37,791)
     Increase in accrued interest receivable             (2,019)          (636)
     Decrease (increase) in other assets                    535           (260)
     Increase in accrued expenses and other liabilities     979            648
     Other, net                                            (417)          (346)
--------------------------------------------------------------------------------
   Net cash provided by operating activities             11,179         21,666
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                         (103,724)      (134,466)
     Proceeds from sales                                 25,375         44,490
     Maturities and principal repayments                 28,607         54,480
   Securities held to maturity:
     Purchases                                          (22,745)       (44,040)
     Maturities and principal repayments                 10,478         29,756
   Purchase of Federal Home Loan Bank stock              (1,931)           (58)
   Principal collected on loans under loan originations (35,615)       (43,043)
   Proceeds from sales of other real estate owned            95            513
   Purchases of premises and equipment                   (1,037)        (1,916)
   Purchase of bank-owned life insurance                      -        (18,000)
--------------------------------------------------------------------------------
   Net cash used in investing activities               (100,497)      (112,284)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                              72,845         34,529
   Net decrease in other short-term borrowings           (1,345)        (9,647)
   Proceeds from Federal Home Loan Bank advances        322,000        435,336
   Repayment of Federal Home Loan Bank advances        (306,111)      (372,904)
   Proceeds from issuance of common stock                   142          1,033
   Purchase of treasury stock                                 -             (1)
   Cash dividends paid                                   (4,949)        (4,533)
--------------------------------------------------------------------------------
    Net cash provided by financing activities            82,582         83,813
--------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents             (6,736)        (6,805)
   Cash and cash equivalents at beginning of year        44,520         34,654
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period           $37,784        $27,849
--------------------------------------------------------------------------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



Nine months ended September 30,                            2000           1999
--------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate
    owned (OREO)                                           $106           $550
   Loans charged off                                        439            573
   Loans made to facilitate the sale of OREO                 60            180
   Increase (decrease) in net unrealized gain
    on securities available for sale                      1,549         (4,582)

Supplemental Disclosures:
   Interest payments                                     33,358         27,114
   Income tax payments                                    4,230          3,457

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) (a) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of September 30, 2000 and December 31, 1999 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Washington Trust Bancorp, Inc. and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

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

(1) (b) Allowance for Loan Losses
The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses (ALL). The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114. Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

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

(2) (a) Securities Available for Sale

Securities available for sale are summarized as follows:
                                                       Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
September 30, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 91,132             $556            $(812)         $ 90,876
Mortgage-backed securities                               233,092              549           (2,171)          231,470
Corporate bonds                                           41,236               75             (840)           40,471
Corporate stocks                                          14,819            6,541             (837)           20,523
---------------------------------------------------------------------------------------------------------------------
Total                                                    380,279            7,721           (4,660)          383,340
---------------------------------------------------------------------------------------------------------------------
December 31, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   87,558              347           (1,595)           86,310
Mortgage-backed securities                               191,934               70           (2,918)          189,086
Corporate bonds                                           34,364               31             (711)           33,684
Corporate stocks                                          15,833            6,582           (1,064)           21,351
---------------------------------------------------------------------------------------------------------------------
Total                                                   $329,689           $7,030          $(6,288)         $330,431
---------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 2000, proceeds from sales of securities available for sale amounted to $25.4 million while net realized gains on these sales amounted to $758 thousand.

(2) (b) Securities Held to Maturity

The amortized cost and fair value of securities  held to maturity are summarized as follows:
                                                      Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
September 30, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 35,404             $ 43            $(545)         $ 34,902
Mortgage-backed securities                                68,880              211           (1,361)           67,730
States and political subdivisions                         24,372                6             (259)           24,119
---------------------------------------------------------------------------------------------------------------------
Total                                                    128,656              260           (2,165)          126,751
---------------------------------------------------------------------------------------------------------------------
December 31, 1999
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   28,231                -             (895)           27,336
Mortgage-backed securities                                62,209               54           (2,189)           60,074
States and political subdivisions                         25,932               23             (497)           25,458
---------------------------------------------------------------------------------------------------------------------
Total                                                   $116,372              $77          $(3,581)         $112,868
---------------------------------------------------------------------------------------------------------------------

There were no sales or transfers of securities held to maturity during the nine months ended September 30, 2000.

Securities available for sale and held to maturity with a fair value of $63.4 million and $46.9 million were pledged to secure Treasury Tax and Loan deposits, borrowings and public deposits at September 30, 2000 and December 31, 1999, respectively. In addition, securities available for sale and held to maturity with a fair value of $49.8 million and $52.0 million were collateralized for the discount window at the Federal Reserve Bank at September 30, 2000 and December 31, 1999, respectively. There were no borrowings with the Federal Reserve Bank at either date.

(3) Loan Portfolio
The following is a summary of loans:
                                                   September 30,   December 31,
                                                       2000            1999
--------------------------------------------------------------------------------
Commercial:
    Mortgages                                        $120,137        $113,719
    Construction and development                        1,935           2,902
    Other (1)                                         109,943         115,739
--------------------------------------------------------------------------------
Total commercial                                      232,015         232,360
Residential real estate:
    Mortgages                                         233,866         212,719
    Homeowner construction                             15,535          12,995
--------------------------------------------------------------------------------
Total residential real estate                         249,401         225,714
Consumer                                              102,882          90,951
--------------------------------------------------------------------------------
    Total loans                                      $584,298        $549,025
--------------------------------------------------------------------------------

(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate

(4) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

                                      Three Months               Nine Months
                               -------------------------------------------------
Periods ended September 30,        2000        1999           2000        1999
--------------------------------------------------------------------------------
Balance at beginning of period   $12,923     $11,770        $12,349     $10,966
Provision charged to expense         250         450            950       1,390
Recoveries                            26         101            285         396
Loans charged off                    (54)       (142)          (439)       (573)
--------------------------------------------------------------------------------
Balance at end of period         $13,145     $12,179        $13,145     $12,179
--------------------------------------------------------------------------------

(5) Litigation
On January 28, 1997, a suit was filed against the Corporation's bank subsidiary ("the Bank") in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president and treasurer, which allegedly occurred between 1986 and 1995. The suit alleges that the Bank erred in permitting this individual, while an officer of Maxson, to transfer funds from Maxson's account at the Bank for his personal benefit. The claims against the Bank are based upon theories of breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constructive fraud.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against Maxson and its shareholders as well as claims against the former Maxson officer allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The discovery phase of the case has nearly been completed and the case is currently scheduled for trial on April 10, 2001. During discovery, the plaintiffs have offered various theories and amounts of alleged damages, ranging from $5.0 million to $12.7 million, plus interest thereon. The plaintiffs have also filed a motion to amend the complaint to add a claim for punitive damages. The court has deferred ruling on whether to permit this amendment. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision has been recorded.

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

INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of September 30, 2000, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2000 and 1999, and the changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2000 and 1999. These consolidated financial statements are the responsibility of the Corporation's management.

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


KPMG LLP

Providence, Rhode Island
October 19, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
      RESULTS OF OPERATIONS

Results of Operations
In the second quarter of 2000, the Corporation completed its acquisition of Phoenix Investment Management Company, Inc. and recorded one-time acquisition-related expenses of $1.1 million, net of related income taxes. During the third quarter of 1999, the Corporation completed its acquisition of PierBank, Inc. and also recognized a nonrecurring gain on the sale of its credit card loan portfolio. Third quarter 1999 results included one-time acquisition related expenses of $1.3 million, net of tax, and the loan sale gain, net of expenses and related income taxes, of $285 thousand. The acquisitions were accounted for under the pooling of interests method and accordingly, the consolidated financial statements for the Corporation have been restated to reflect the acquisition at the beginning of each period presented. Substantially all of Phoenix related revenues have been recorded as trust and investment management revenue in noninterest income. Results excluding one-time acquisition-related expenses, net of taxes, and the loan sale gain, net of taxes, are referred to herein as "operating". Operating basis earnings also include a pro forma tax provision for pre-acquisition earnings of Phoenix, which operated as a sub-S corporation prior to the acquisition.

The Corporation reported net income of $3.7 million, or $.31 per diluted share, for the three months ended September 30, 2000. Net income for the third quarter of 1999 amounted to $2.5 million, or $.21 per diluted share. Excluding nonrecurring items recorded in connection with the acquisition and loan sale gain, earnings on an operating basis for the third quarter of 1999 were $3.3 million, or $.27 per diluted share.

The Corporation's rates of return on average assets and average equity for the third quarter of 2000 were 1.27% and 18.32%, respectively. Comparable amounts for the third quarter of 1999, on an operating basis, were 1.24% and 16.78%.

Net income for the nine months ended September 30, 2000 amounted to $9.6 million, or $.79 per diluted share, compared to $9.0 million, or $.75 per diluted share, for the same 1999 period. Excluding nonrecurring items, earnings on an operating basis for the nine months ended September 30, 2000 amounted to $10.3 million, an increase of 8.2% over the $9.5 million of operating earnings reported for the same period in 1999. Diluted earnings per share on an operating basis for the nine months ended September 30, 2000 amounted to $.85, up from $.78 per share earned in the nine months ended September 30, 1999.

The Corporation's rates of return on average assets and average equity for the nine months ended September 30, 2000, on an operating basis, were 1.19% and 17.06%, respectively. Comparable amounts for the 1999 period were 1.21% and 15.89%.

For the third quarter of 2000, net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) amounted to $9.8 million, an increase of 6.9% from the $9.1 million earned in the third quarter of 1999. Net interest income for the nine months ended September 30, 2000 rose 6.5% over the corresponding 1999 period. This increase was primarily attributable to growth in interest-earning assets. (See additional discussion under the caption "Net Interest Income".)

The Corporation's provision for loan losses was $250 thousand and $450 thousand in the third quarter of 2000 and 1999, respectively. For the nine months ended September 30, 2000 and 1999, the provision for loan losses amounted to $950 thousand and $1.4 million, respectively.

Other noninterest income (noninterest income excluding net gains and losses on sales of securities and the nonrecurring 1999 loan sale gain) amounted to $5.4 million for the quarter ended September 30, 2000, up 16.6% from the comparable 1999 quarter. For the nine months ended September 30, 2000, other noninterest income amounted to $14.6 million, up 9.5% from the corresponding 1999 amount of $13.3 million. The increase was primarily due to growth in revenues for trust and investment management services and income from bank-owned life insurance ("BOLI"), offset in part by a decline in revenue from mortgage banking activities. Trust and investment management revenue totaled $8.0 million for the nine months ended September 30, 2000, up 15.8% from the $6.9 million reported for the same 1999 period. Trust and investment management assets under administration amounted to $1.7 billion at September 30, 2000. During the second quarter of 1999, the Corporation purchased BOLI as a financing tool for employee benefits.

Revenue from mortgage banking activities associated with the originations of loans for the secondary market amounted to $395 thousand for the nine months ended September 30, 2000, a decrease of 66.3% from the $1.2 million reported for the same period in 1999. Due to rising interest rates, mortgage refinancing activity has decreased, resulting in a decline in the number of loans sold in the secondary market.

Net realized securities gains for the nine months ended September 30, 2000 and 1999 amounted to $758 thousand and $380 thousand, respectively.

For the quarter ended September 30, 2000, total noninterest expense amounted to $9.6 million, an increase of 13.2% from the $8.5 million of operating noninterest expense (total noninterest expense excluding one-time acquisition-related expenses of $1.6 million) reported for the third quarter of 1999. Total operating noninterest expense for the nine months ended September 30, 2000 amounted to $27.9 million, an increase of 11.5% over the comparable 1999 amount. The increase was primarily attributable to higher salaries and benefits expense, increases in legal, audit and professional fees, and higher equipment costs. For the nine months ended September 30, 2000, legal, audit and professional fees totaled $1.3 million, up $551 thousand from the corresponding 1999 period. The increase was primarily due to legal costs associated with an ongoing litigation matter. These costs are expected to continue through the second quarter of 2001. At this time, management of the Corporation is not able to determine whether such costs will continue beyond the second quarter of 2001. Total equipment costs for the nine months ended September 30, 2000 amounted to $2.8 million, up $485 thousand from the same 1999 period. During the third quarter of 2000, the Corporation recorded an impairment adjustment of $293 thousand resulting from a remeasurement of the useful lives of technology equipment.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the nine months ended September 30, 2000 amounted to $29.1 million, up 6.3% over the same 1999 period due primarily to growth in interest-earning assets. For the nine months ended September 30, 2000, average interest-earning assets amounted to $1.088 billion, up $105.6 million, or 10.7%, over the comparable 1999 amount due to growth in both the securities portfolio and in total loans. This growth in securities and loans was funded by Federal Home Loan Bank ("FHLB") advances and to a lesser extent, deposit growth. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the nine months ended September 30, 2000 and 1999 were 3.57% and 3.73%, respectively. The interest rate spread declined 21 basis points to 3.00% for the nine months ended September 30, 2000. Earning asset yields rose 33 basis points, while the cost of interest-bearing liabilities increased 54 basis points, thereby narrowing the net interest spread. Higher funding costs associated with time deposits and FHLB advances were primarily responsible for the decrease in the net interest margin.

Total average securities rose $60.0 million, or 12.9%, over the comparable prior year period, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 6.89% for the nine months ended September 30, 2000, up from 6.19% for the same 1999 period. The increase in yields reflects higher marginal rates on investment purchases.

The yield on average total loans amounted to 8.67% for the nine months ended September 30, 2000, compared to 8.63% in the comparable 1999 period. Average loans for the nine months ended September 30, 2000 rose $45.5 million, or 8.8%, over the prior year and amounted to $563.2 million. Average residential real estate loans amounted to $236.9 million, up 11.8% from the prior year level. The yield on residential real estate loans declined 5 basis points from the prior year, amounting to 7.80%. The decrease in yield on residential real estate loans resulted from 1999 mortgage refinancing activity. Average commercial loans rose 6.1% to $229.7 million. The yield on commercial loans amounted to 9.46%, up from the prior year yield of 9.39%. Average consumer loans rose 8.0% over the prior year. The yield on consumer loans amounted to 8.91%, an increase of 29 basis points from the prior year yield of 8.62%.

As a result of higher levels of FHLB advances and increases in time and savings deposits, average interest-bearing liabilities increased 11.0% to $957.3 million at September 30, 2000. Due to higher rates paid on both borrowed funds and time deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 4.81% for the nine months ended September 30, 2000, up from 4.27% for the comparable 1999 period. Average FHLB advances for the nine months ended September 30, 2000 amounted to $370.9 million, up 23.0% from the $301.5 million average balance for the same 1999 period. The average rate paid on FHLB advances for the nine months ended September 30, 2000 was 6.09%, an increase of 71 basis points from the prior year rate. Average time deposits increased $30.1 million to $348.3 million with an increase of 56 basis points in the rate paid. Average savings deposits for the nine months ended September 30, 2000 increased 4.1% to $236.0 million from the comparable 1999 amount. The rate paid on these deposits for the first nine months of 2000 was 1.74%, compared to 1.77% for the same 1999 period. For the nine months ended September 30, 2000, average demand deposits, an interest-free funding source, were up by $9.0 million, or 9.4%, from the same prior year period.

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

Nine months ended September 30,                            2000                                1999
--------------------------------------------------------------------------------------------------------------------
                                           Average                     Yield/     Average                     Yield/
(Dollars in thousands)                     Balance      Interest       Rate       Balance      Interest       Rate
--------------------------------------------------------------------------------------------------------------------
Assets:
Residential real estate loans              $236,865      $13,840       7.80%      $211,818     $12,438        7.85%
Commercial and other loans                  229,742       16,262       9.46%       216,440      15,197        9.39%
Consumer loans                               96,602        6,442       8.91%        89,449       5,769        8.62%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              563,209       36,544       8.67%       517,707      33,404        8.63%
Federal funds sold  and other
  short-term investments                     13,450          629       6.26%        11,830         419        4.73%
Taxable debt securities                     451,583       22,805       6.75%       395,219      17,935        6.07%
Nontaxable debt securities                   25,523        1,263       6.61%        27,127       1,357        6.69%
Corporate stocks and FHLB stock              33,738        2,348       9.29%        30,107       1,808        8.03%
--------------------------------------------------------------------------------------------------------------------
   Total securities                         524,294       27,045       6.89%       464,283      21,519        6.19%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,087,503       63,589       7.81%       981,990      54,923        7.48%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                  62,275                                 62,888
--------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,149,778                             $1,044,878
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Savings deposits                           $236,041       $3,082       1.74%      $226,686      $3,003        1.77%
Time deposits                               348,281       14,414       5.53%       318,225      11,819        4.97%
FHLB advances                               370,901       16,909       6.09%       301,545      12,129        5.38%
Other                                         2,102           95       6.03%        15,793         596        5.04%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities       957,325       34,500       4.81%       862,249      27,547        4.27%
Demand deposits                             105,322                                 96,303
Non interest-bearing liabilities              6,988                                  6,748
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,069,635                                965,300
Total shareholders' equity                   80,143                                 79,578
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,149,778                             $1,044,878
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $29,089                               $27,376
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    3.00%                                  3.21%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    3.57%                                  3.73%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,                         2000              1999
--------------------------------------------------------------------------------
Commercial and other loans                              $ 93              $ 98
Nontaxable debt securities                               440               459
Corporate stocks                                         291               269

Financial Condition and Liquidity
Total assets rose 8.6% from $1.106 billion at December 31, 1999 to $1.200 billion at September 30, 2000. Average assets totaled $1.150 billion for the nine months ended September 30, 2000, up 10.0% over the comparable 1999 period.

Securities Available for Sale - The carrying value of securities available for sale at September 30, 2000 amounted to $383.3 million, an increase of 16.0% over the December 31, 1999 amount of $330.4 million. This increase was attributable to purchases of debt securities. The net unrealized gain on securities available for sale amounted to $3.1 million, compared to $742 thousand at December 31, 1999. This increase was attributable to the effects of reductions in medium and long-term bond rates that occurred during the third quarter of 2000.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $128.7 million at September 30, 2000, up from $116.4 million at December 31, 1999. This increase was due to purchases of obligations of U.S. government-sponsored agencies and mortgage-backed securities. The net unrealized loss on securities held to maturity amounted to approximately $1.9 million at September 30, 2000, compared to $3.5 million at December 31, 1999.

Loans - At September 30, 2000, total loans amounted to $584.3 million. During the nine months ended September 30, 2000, total loans increased $35.3 million, or 6.4%. The increase in total loans was led by growth in the residential and home equity products. Total residential real estate loans amounted to $249.4 million, an increase of $23.7 million, or 10.5%, from the December 31, 1999 balance of $225.7 million. Total consumer loans increased $11.9 million, or 13.1%, from December 31, 1999 and amounted to $102.9 million. Commercial loans amounted to $232.0 million at September 30, 2000, compared to $232.4 million at December 31,1999.

Allowance for Loan Losses - The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses (ALL). The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114. Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, most of the loan portfolio is concentrated among borrowers in southern Rhode Island and southeastern Connecticut and a substantial portion of the portfolio is collateralized by real estate in this area, including most consumer loans and those commercial loans not specifically classified as commercial mortgages. A portion of the commercial and commercial mortgage loans are to borrowers in the hospitality and tourism industry and this concentration has been increasing in recent years. Economic conditions which may affect the ability of borrowers to meet debt service requirements are considered including interest rates and energy costs. Results of regulatory examinations, historical loss ranges, portfolio composition including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered.

The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The allowance for loan losses amounted to $13.1 million, or 2.25% of total loans, at September 30, 2000, compared to $12.3 million, or 2.25%, at December 31, 1999.

Deposits - Total deposits amounted to $733.6 million at September 30, 2000, up $72.8 million, or 11.0%, from $660.8 million at December 31, 1999. Time deposits increased $39.1 million from the December 31, 1999 balance and amounted to $362.1 million at September 30, 2000. Demand and savings deposits increased by $20.2 million and $13.5 million, respectively.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other short-term borrowings as part of its overall funding strategy. In addition to deposit growth, additional FHLB advances were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. FHLB advances amounted to $368.4 million at September 30, 2000, up $15.9 million from the December 31, 1999 amount. In addition, short-term borrowings outstanding at September 30, 2000 and December 31, 1999 amounted to $2.9 million and $4.2 million, respectively.

For the nine months ended September 30, 2000, net cash provided by operations amounted to $11.2 million, the majority of which was generated by net income.
Net cash used in investing activities amounted to $100.5 million and was primarily used to purchase securities. Net cash provided by financing activities of $82.6 million was generated mainly by an increase in total deposits and a net increase in FHLB advances. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                    September 30,  December 31,
 (Dollars in thousands)                                 2000           1999
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due              $1,602          $1,902
Nonaccrual loans less than 90 days past due             1,805           1,896
--------------------------------------------------------------------------------
Total nonaccrual loans                                  3,407           3,798
Other real estate owned                                     6              49
--------------------------------------------------------------------------------
Total nonperforming assets                             $3,413          $3,847
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans           .58%            .69%
Nonperforming assets as a percentage of total assets      .28%            .35%
Allowance for loan losses to nonaccrual loans          385.84%         325.15%
Allowance for loan losses to total loans                 2.25%           2.25%

Not included in the analysis of nonperforming assets at September 30, 2000 and December 31, 1999 above are approximately $563 thousand and $120 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages that are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

Impaired loans consist of all nonaccrual commercial loans. At September 30, 2000, the recorded investment in impaired loans was $2.0 million, which had a related allowance amounting to $332 thousand. During the nine months ended September 30, 2000, the average recorded investment in impaired loans was $2.0 million. Also during this period, interest income recognized on impaired loans amounted to approximately $232 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                               September 30,       December 31,
  (Dollars in thousands)                           2000                1999
--------------------------------------------------------------------------------
Residential mortgages                             $ 742               $1,015
Commercial:
   Mortgages                                      1,108                  797
   Other (1)                                        912                1,242
Consumer                                            645                  744
--------------------------------------------------------------------------------
Total nonaccrual loans                           $3,407               $3,798
--------------------------------------------------------------------------------
(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Capital Resources
Total equity capital amounted to $84.2 million, or 7.0% of total assets, at September 30, 2000. This compares to $78.2 million, or 7.1%, at December 31, 1999. Total equity increased by approximately $6.1 million from December 31, 1999. The increase in equity was principally attributable to a $4.4 million increase in retained earnings. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At September 30, 2000, the Corporation's Tier 1 risk-based capital ratio was 12.53% and the total risk-adjusted capital ratio was 14.18%. The Corporation's Tier 1 leverage ratio amounted to 6.94% at September 30, 2000. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at September 30, 2000 amounted to approximately $1.4 million, representing $.12 per share payable on October 13, 2000, an increase of 9.1% over the $.11 per share declared in the fourth quarter of 1999. Dividends declared per share represent historical per share dividends declared by the
Corporation and have not been restated as a result of the acquisition of Phoenix. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Book value per share as of September 30, 2000 and December 31, 1999 amounted to $7.02 and $6.55, respectively.

Litigation
The Corporation's bank subsidiary ("the Bank") is party to a lawsuit filed by a former corporate customer and the customer's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by an officer of the customer. Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against the customer and its shareholders, as well as claims against the individual allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The discovery phase of the case has nearly been completed and the case is currently scheduled for trial on April 10, 2001. During discovery, the plaintiffs have offered various theories and amounts of alleged damages, ranging from $5.0 million to $12.7 million, plus interest thereon. The plaintiffs have also filed a motion to amend the complaint to add a claim for punitive damages. The court has deferred ruling on whether to permit this amendment. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

Recent Accounting Developments
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a corporation to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. This Statement defines conditions and criteria to be used in designating a derivative as a specific type of hedging instrument. SFAS No. 133 also explains the accounting for changes in the fair value of a derivative, which depends on the intended use and the resulting designation. Under this Statement, a corporation is required to establish at the inception of the hedge the method to be used for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the corporation's approach to managing risk. In June 1999, the Financial Accounting Standards Board (FASB) issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133". In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities". This Statement addresses a limited number of issues causing implementation difficulties for entities that apply Statement 133. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 2000 and is not to be applied retroactively to the financial statements of prior periods. The Corporation does not believe that the effect of the adoption of this pronouncement will have a material impact on the financial position and earnings of the Corporation.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60 month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of September 30, 2000, the Corporation's estimated exposure as a percentage of net interest income for the next 12 month period and the subsequent 12 month period thereafter (months 13 - 24), respectively, is as follows:

                                            Months 1 - 12       Months 13 - 24
         ----------------------------------------------------------------------
         200 basis point increase in rates      -0.38%              -4.00%
         200 basis point decrease in rates      -2.59%              -3.68%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities using both parallel rate shifts of up to 200 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of September 30, 2000, an immediate 200 basis point rise in rates would result in a 4.3% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 2.6% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at September 30, 2000, including both debt and equity securities, was 3.8%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
              On January 28, 1997, a suit was filed against the Corporation's bank subsidiary ("the Bank") in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president and treasurer, which allegedly occurred between 1986 and 1995. The suit alleges that the Bank erred in permitting this individual, while an officer of Maxson, to transfer funds from Maxson's account at the Bank for his personal benefit. The claims against the Bank are based upon theories of breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constructive fraud.


              Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against Maxson and its shareholders as well as claims against the former Maxson officer allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The discovery phase of the case has nearly been completed and the case is currently scheduled for trial on April 10, 2001. During discovery, the plaintiffs have offered various theories and amounts of alleged damages, ranging from $5.0 million to $12.7 million, plus interest thereon. The plaintiffs have also filed a motion to amend the complaint to add a claim for punitive damages. The court has deferred ruling on whether to permit this amendment. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision has been recorded.

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

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2000.

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


                                     WASHINGTON TRUST BANCORP, INC.
                                     ------------------------------
                                              (Registrant)



November 13, 2000                   By:  John C. Warren
                                    --------------------------------------------
                                    John C. Warren
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)





November 13, 2000                   By:  David V. Devault
                                    --------------------------------------------
                                    David V. Devault
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)