Form 10-K
period 2000-12-31
WASHINGTON TRUST BANCORP INC
filed 2001-03-16
CIK 737468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K
(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

                        Commission file number: 000-13091

                        ---------------------------------
                         WASHINGTON TRUST BANCORP, INC.
             (Exact name of registrant as specified in its charter)
                        ---------------------------------

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant was $175,583,346 at February 27, 2001 which includes $21,840,577 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of the registrant's common stock, $.0625 par value per share, outstanding as of February 27, 2001 was 12,019,617.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement dated March 20, 2001 for the Annual Meeting of Shareholders to be held April 24, 2001 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-K
                         WASHINGTON TRUST BANCORP, INC.
                      For the Year Ended December 31, 2000

                                TABLE OF CONTENTS


                  Description
  Part I
      Item 1      Business
      Item 2      Properties
      Item 3      Legal Proceedings
      Item 4 Submission of Matters to a Vote of Security Holders Executive Officers of the Registrant

  Part II
      Item 5      Market for the Registrant's Common Stock
                   and Related Stockholder Matters
      Item 6      Selected Financial Data
      Item 7      Management's Discussion and Analysis of
                   Financial Condition and Results of Operations
      Item 7A     Quantitative and Qualitative Disclosures about Market Risk
      Item 8      Financial Statements and Supplementary Data
      Item 9      Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

  Part III
     Item 10      Directors and Executive Officers of the Registrant
     Item 11      Executive Compensation
     Item 12      Security Ownership of Certain Beneficial Owners and Management
     Item 13      Certain Relationships and Related Transactions

  Part IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K

  Signatures





This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation's (as hereinafter defined) actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under administration, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan default and charge-off rates, risk of an adverse action in pending litigation and changes in the assumptions used in making such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

Washington Trust Bancorp, Inc.
Washington Trust Bancorp, Inc. (the "Corporation" or "Washington Trust") is a publicly-owned, registered bank holding company, organized in 1984 under the laws of the state of Rhode Island, whose subsidiaries are permitted to engage in banking and other financial services and businesses. The Corporation conducts its business through its wholly owned subsidiary, The Washington Trust Company (the "Bank"), a Rhode Island chartered commercial bank. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

The Corporation was formed in 1984 under a plan of reorganization in which outstanding common shares of The Washington Trust Company were exchanged for common shares of Washington Trust Bancorp, Inc. At December 31, 2000 the Corporation had total assets of $1.218 billion, total deposits of $735.7 million and total shareholders' equity of $89.2 million.

On June 26, 2000, the Corporation completed its acquisition of Phoenix Investment Management Company, Inc. ("Phoenix"), an independent investment advisory firm located in Providence, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated April 24, 2000, the acquisition was effected by means of merger of Phoenix with and into the Bank, the wholly owned subsidiary of the Corporation. The acquisition of Phoenix was a tax-free reorganization accounted for as a pooling of interests. Accordingly, the consolidated financial statements and other financial information of the Corporation have been restated to reflect the acquisition at the beginning of the earliest period presented. For the year ended December 31, 1999, Phoenix's investment management revenues totaled $3.4 million.

The Washington Trust Company
The Bank was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area. Its current corporate charter dates to 1902. See discussion under "Market Area and Competition" for further information.

The Bank provides a broad range of financial services, including:

  Residential mortgages                 Internet banking services
  Commercial loans                      Commercial and consumer demand deposits
  Construction loans                    Savings, NOW and money market deposits
  Consumer installment loans            Certificates of deposit
  Home equity lines of credit           Retirement accounts
  Merchant credit card services         Cash management services
  Automated teller machines (ATMs)      Safe deposit boxes
  Telephone banking services            Trust and investment management services


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

The Bank's lending activities are conducted primarily in southern Rhode Island and southeastern Connecticut. The Bank provides a variety of commercial and retail lending products. The Bank generally underwrites its residential mortgages based upon secondary market standards. Loans are originated both for sale in the secondary market as well as for portfolio. Most secondary market loans are sold with servicing released, however, prior to the fourth quarter of 1999, the Corporation primarily sold loans with servicing retained.

The Bank provides trust and investment management services as trustee under wills and trust agreements; as executor or administrator of estates; as a provider of agency, custodial and management investment services to individuals and institutions; and as a trustee for employee benefit plans. In January 2000, the Bank opened a trust and investment management office in Providence, Rhode Island. In June 2000, the Corporation acquired Phoenix, an independent investment advisory firm located in Providence, Rhode Island. Phoenix operates under its own name as a division of the Bank. Phoenix provides investment advisory services including asset allocation analysis and equity, fixed income and balanced portfolio management. The total market value of assets under administration amounted to $1.7 billion as of December 31, 2000.

The following is a summary of recurring sources of income, which excludes net gains on sales of securities and the 1999 net gain on sale of the credit card portfolio, as a percentage of total income (net interest income plus recurring noninterest income) during the past five years:

                                       2000     1999     1998     1997     1996
     ---------------------------------------------------------------------------
     Net interest income                67%      67%      67%      69%      72%
     Trust and investment management    19       17       17       18       16
     Other noninterest income           14       16       16       13       12
     ---------------------------------------------------------------------------
     Total income                      100%     100%     100%     100%     100%
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

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. The Bank had 38% of total deposits reported by all financial institutions for communities in which the Bank operates banking offices as of June 30, 2000. The closest competitor held 25%, and the second closest competitor held 13% of total deposits in the same communities. The Corporation believes that being the largest commercial banking institution headquartered within the market area provides a competitive advantage over other financial institutions. The Bank has a marketing department that is responsible for the review of existing products and services and the development of new products and services.

Employees
As of December 31, 2000 the Corporation had 370 employees, of which 332 were full-time and 38 were part-time.

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

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the activities of the Corporation are regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The BHC Act requires that the Corporation obtain prior approval of the Federal Reserve Board to acquire control over a bank. Provided that the Corporation does not become a "financial holding company" under the Gramm-Leach-Bliley Act (as discussed below), the BHC Act also requires that the Corporation obtain prior approval of the Federal Reserve Board to acquire certain nonbank entities and restricts the activities of the Corporation to those closely related to banking. Federal law also regulates transactions between the Corporation and the Bank, including loans or extensions of credit.

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

FDICIA established five capital tiers, ranging from "well-capitalized" to "critically undercapitalized". A depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. At December 31, 2000, the Bank's capital ratios placed it in the well-capitalized category. Reference is made to Note 15 to the Corporation's Consolidated Financial Statements for additional discussion of the Corporation's regulatory capital requirements.

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

Gramm-Leach-Bliley Act - The Gramm-Leach-Bliley Act established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit a holding company system, such as the Corporation, to engage in a full range of financial activities through a new entity known as a financial holding company. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. In sum, the Gramm-Leach-Bliley Act permits bank holding companies that qualify and elect to be treated as a financial holding company to engage in a significantly broader range of financial activities than the activities previously permitted for bank holding companies.

Generally, the Gramm-Leach-Bliley Act and its implementing regulations:

   o repeal historical restrictions on, and eliminate many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

   o permit investment in non-financial enterprises, subject to significant operational, holding period and other restrictions;

   o provide a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

   o broaden the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

   o require all financial institutions to provide notice of their privacy policies at specified times to their retail customers and consumers of their financial products or services, and permit retail customers and consumers, under certain circumstances, to prohibit financial institutions from sharing certain nonpublic personal information pertaining to them by opting out of such sharing;

   o establish guidelines for safeguarding the security, confidentiality and integrity of customer information;

   o adopt a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank ("FHLB") system;

   o modify the laws governing the implementation of the Community Reinvestment Act of 1977 ("CRA"); and

   o address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order to elect to become a financial holding company and engage in the new activities, a bank holding company, such as the Corporation, must meet certain tests and file an election form with the Federal Reserve Board, which generally is acted on within thirty days. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent federal CRA evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Corporation has no immediate plans to become a financial holding company.

Dividend Restrictions - The Corporation's revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 15 to the Corporation's Consolidated Financial Statements for additional discussion of the Corporation's ability to pay dividends.

Capital Guidelines - Regulatory guidelines have been established that require bank holding companies and banks to maintain minimum ratios of capital to risk-adjusted assets. Banks are required to have minimum core capital (Tier 1) of 4% and total risk-adjusted capital (Tier 1 and Tier 2) of 8%. For the Corporation, Tier 1 capital is essentially equal to shareholders' equity excluding the net unrealized gain (loss) on securities available for sale. Tier 2 capital consists of a portion of the allowance for loan losses (limited to 1.25% of total risk-weighted assets). As of December 31, 2000, the Corporation's net risk-weighted assets amounted to $663.7 million, its Tier 1 capital ratio was 12.70% and its total risk-based capital ratio was 14.35%.

The Tier 1 leverage ratio is defined as Tier 1 capital (as defined under the risk-based capital guidelines) divided by average assets (net of intangible assets and excluding the effects of accounting for securities available for sale under SFAS No. 115). The minimum leverage ratio is 3% for bank holding companies that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and strong earnings. Other bank holding companies are expected to have ratios of at least 4 - 5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given bank holding company. The Corporation's Tier 1 leverage ratio was 7.08% as of December 31, 2000. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 leverage capital ratio applicable to it.

Risk Factors:
In addition to the other information contained or incorporated by reference in this Annual Report on Form 10-K, you should consider the following factors relating to the business of the Corporation.

Interest Rate Volatility May Reduce Our Profitability
Significant changes in market interest rates may adversely affect both our profitability and our financial condition. Our profitability depends in part on the difference between rates earned on loans and investments and rates paid on deposits and other interest-bearing liabilities. Since market interest rates may change by differing magnitudes and at different times, significant changes in interest rates over an extended period of time could reduce overall net interest income. (See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion on interest rate risk.)

Changes in the Market Value of Trust and Investment Management Assets under Administration May Reduce Our Profitability
Trust and investment management fees provide an important source of total revenues. These fees are primarily dependent on the market value of trust and investment management assets under administration. These assets primarily consist of marketable securities. Reductions in the market value of these assets could reduce the level of fees that we earn.

Our Allowance for Loan Losses May Not Be Adequate to Cover Actual Loan Losses
We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results, and may also cause us to increase the allowance in the future. Further, our net income would decrease if we had to add additional amounts to our allowance for loan losses. In addition to general real estate and economic factors, the following factors could affect our ability to collect our loans and require us to increase the allowance in the future:

   o Regional credit concentration - We are exposed to real estate and economic factors in Rhode Island and southeastern Connecticut because virtually all of our loan portfolio is concentrated among borrowers in these markets. Further, because a substantial portion of our loan portfolio is secured by real estate in this area, including most consumer loans and those commercial loans not specifically classified as commercial mortgages, the value of our collateral is also subject to regional real estate market conditions.

   o Industry concentration - A portion of our loan portfolio consists of loans to the hospitality and tourism industry. Loans to companies in this industry may have a somewhat higher risk of loss than some other industries because these businesses are seasonal, with a substantial portion of commerce concentrated in the summer season. Accordingly, the ability of borrowers to meet their repayment terms is more dependent on economic, climate and other conditions and may be subject to a higher degree of volatility from year to year.

We May Not Be Able to Compete Effectively Against Larger Financial Institutions in Our Increasingly Competitive Industry.

The financial services industry in our market has experienced both significant concentration and deregulation. This means that we compete with larger financial institutions, both from banks and from other financial institutions, for loans and deposits as well as other sources of funding in the communities we serve, and we will likely face even greater competition in the future as a result of recent federal legislative changes. Many of our competitors have significantly greater resources and lending limits than we have. As a result of those greater resources, the large financial institutions that we compete with may be able to provide a broader range of services to their customers and may be able to afford newer and more sophisticated technology. Our long-term success depends on the ability of the Bank to compete successfully with other financial institutions in their service areas.

In addition, as we strive to compete with other financial institutions, we may expand into new areas, and there is no assurance that we will be successful in these efforts. An example of our expansion is the Phoenix acquisition. Although we believe that the business and management of Phoenix represent a significant expansion of our business in the investment management area, there is no assurance that our expansion into this area will be successful.

Limited Trading Activity in Our Common Stock Could Cause the Price of Our Shares to Decline
While our common stock is listed and traded on the Nasdaq National Market, there has only been limited trading activity in our common stock. The average daily trading volume of our common stock over the twelve-month period ended December 31, 2000 was approximately 8,903 shares. Accordingly, sales of a significant number of shares of common stock may adversely affect the market price of our common stock.

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

GUIDE 3 STATISTICAL DISCLOSURES

The following tables contain additional consolidated statistical data about the Corporation and the Bank, to be read in conjunction with the Notes to the Consolidated Financial Statements.

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

II.  SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

A. The carrying amounts of securities as of the dates indicated are presented in the following tables:

     (Dollars in thousands)

     December 31,                                   2000       1999       1998
     ---------------------------------------------------------------------------
     Securities Available for Sale:
     U.S. Treasury obligations and obligations
        of U.S. government-sponsored agencies     $87,084    $86,310   $118,348
     Mortgage-backed securities                   240,856    189,086    145,806
     Corporate bonds                               38,565     33,684     27,503
     Corporate stocks                              20,106     21,351     28,184
     ---------------------------------------------------------------------------
     Total securities available for sale         $386,611   $330,431   $319,841
     ---------------------------------------------------------------------------


     (Dollars in thousands)

     December 31,                                   2000       1999       1998
     ---------------------------------------------------------------------------
     Securities Held to Maturity:
     U.S. Treasury obligations and obligations
        of U.S. government-sponsored agencies     $35,135    $28,231    $21,987
     Mortgage-backed securities                    66,715     62,209     46,088
     States and political subdivisions             23,065     25,932     27,572
     ---------------------------------------------------------------------------
     Total securities held to maturity           $124,915   $116,372    $95,647
     ---------------------------------------------------------------------------

B. Maturities of debt securities as of December 31, 2000 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated prepayments. Yields on tax exempt obligations are not computed on a tax equivalent basis.

     (Dollars in thousands)                 Due in      After 1 Year  After 5 Years
                                            1 Year      but Within 5  but Within 10      After
     Securities Available for Sale         or Less         Years          Years         10 Years        Totals
     ------------------------------------------------------------------------------------------------------------
     U.S. Treasury obligations and
     obligations of U.S.
     government-sponsored agencies:
       Amortized cost                       $19,414         $33,608        $26,270         $6,871        $86,163
       Weighted average yield                 6.48%           6.70%          6.89%          6.97%          6.73%

     Mortgage-backed securities:
       Amortized cost                        38,914         111,942         47,152         42,428        240,436
       Weighted average yield                 7.11%           7.12%          7.17%          7.24%          7.15%

     Corporate bonds:
       Amortized cost                           801          18,805          1,063         18,417         39,086
       Weighted average yield                 6.53%           6.95%          9.08%          7.77%          7.39%
     ------------------------------------------------------------------------------------------------------------
     Total debt securities:
       Amortized cost                       $59,129        $164,355        $74,485        $67,716       $365,685
       Weighted average yield                 6.89%           7.01%          7.10%          7.36%          7.07%
     ------------------------------------------------------------------------------------------------------------
       Fair value                           $59,199        $165,409        $75,057        $66,840       $366,505
     ------------------------------------------------------------------------------------------------------------

     (Dollars in thousands)                 Due in      After 1 Year  After 5 Years
                                            1 Year      but Within 5  but Within 10      After
     Securities Held to Maturity           or Less         Years          Years         10 Years        Totals
     -----------------------------------------------------------------------------------------------------------
     U.S. Treasury obligations and
     obligations of U.S.
     government-sponsored agencies:
       Amortized cost                        $8,673         $21,702         $4,760            $ -        $35,135
       Weighted average yield                 7.08%           6.67%          6.37%              -          6.73%

     Mortgage-backed securities:
       Amortized cost                        11,388          31,055         17,256          7,016         66,715
       Weighted average yield                 6.68%           6.67%          6.67%          6.81%          6.69%

     States and political
     subdivisions:
       Amortized cost                         3,405          11,412          8,248              -         23,065
       Weighted average yield                 4.37%           4.29%          4.24%              -          4.28%
     ------------------------------------------------------------------------------------------------------------
     Total debt securities:
       Amortized cost                       $23,466         $64,169        $30,264         $7,016       $124,915
       Weighted average yield                 6.50%           6.25%          5.96%          6.81%          6.26%
     ------------------------------------------------------------------------------------------------------------
       Fair value                           $23,553         $64,460        $30,316         $7,039       $125,368
     ------------------------------------------------------------------------------------------------------------

C.       Not applicable.

III. LOAN PORTFOLIO

A. The following table sets forth the composition of the Corporation's loan portfolio for each of the past five years:

     (Dollars in thousands)

     December 31,                              2000           1999           1998           1997           1996
     -------------------------------------------------------------------------------------------------------------
     Commercial:
         Mortgages                           $121,817       $113,719        $87,132        $76,483        $77,482
         Construction and development           2,809          2,902          2,855          5,508          5,314
         Other                                115,202        115,739        113,372        129,258        110,491
     -------------------------------------------------------------------------------------------------------------
     Total commercial                         239,828        232,360        203,359        211,249        193,287

     Residential real estate:
         Mortgages                            236,595        212,719        191,101        188,729        177,450
         Homeowner construction                14,344         12,995         15,052          8,414          6,977
     -------------------------------------------------------------------------------------------------------------
     Total residential real estate            250,939        225,714        206,153        197,143        184,427
     -------------------------------------------------------------------------------------------------------------
     Consumer                                 106,388         90,951         87,458         81,394         68,198
     -------------------------------------------------------------------------------------------------------------
     Total loans                             $597,155       $549,025       $496,970       $489,786       $445,912
     -------------------------------------------------------------------------------------------------------------

B. An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2000 follows:

     (Dollars in thousands)
                                                        One Year       One to Five     After Five
     Matures in:                                        or Less           Years           Years          Totals
     -------------------------------------------------------------------------------------------------------------
     Construction and development (1)                     $2,199          $5,498          $9,456          $17,153
     Commercial - other                                   42,456          46,355          26,391          115,202
     -------------------------------------------------------------------------------------------------------------
                                                         $44,655         $51,853         $35,847         $132,355
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

Sensitivity to changes in interest rates for all such loans due after one year is as follows:

     (Dollars in thousands)                          Floating or
                                   Predetermined     Adjustable
                                       Rates            Rates           Totals
     ---------------------------------------------------------------------------
     Principal due after one year       $51,025         $36,675         $87,700
     ---------------------------------------------------------------------------

C.   Risk Elements
     Reference is made to the caption "Asset Quality" included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Included therein is a discussion of the Corporation's credit review and accounting practices, as well as information relevant to nonperforming assets at December 31, 2000.

1.   Nonaccrual, Past Due and Restructured Loans
     a)   Nonaccrual loans as of the dates indicated were as follows:

     (Dollars in thousands)

     December 31,         2000        1999        1998        1997        1996
     ---------------------------------------------------------------------------
                         $3,434      $3,798      $5,846      $7,644      $8,197
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

     For the year ended December 31, 2000, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $411 thousand. Interest recognized on these loans amounted to approximately $250 thousand.

     There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2000.

     b) Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:

     (Dollars in thousands)

     December 31,        2000        1999        1998        1997         1996
     ---------------------------------------------------------------------------
                         $393        $120        $235        $651        $1,517
     ---------------------------------------------------------------------------

     c)   Restructured accruing loans for the dates indicated were as follows:

     (Dollars in thousands)

     December 31,        2000        1999        1998        1997         1996
     ---------------------------------------------------------------------------
                         $ -         $446        $ -         $ -          $ -
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

2.   Potential Problem Loans
     Potential problem loans consist of certain accruing commercial loans that were less than 90 days past due at December 31, 2000, but were identified by management of the Bank as potential problem loans. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in Section III.C.1 above. At December 31, 2000, potential problem loans amounted to approximately $209 thousand. The Corporation's loan policy provides guidelines for the review of such loans in order to facilitate collection.

     Depending on future events, these potential problem loans, and others not currently identified, could be classified as nonperforming in the future.

3.   Foreign Outstandings:  None

4. Loan Concentrations: The Corporation has no concentration of loans that exceed 10% of its total loans except as disclosed by types of loan in
     Section III.A.

D.   Other Interest-Bearing Assets:     None

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A. The allowance for loan losses is management's best estimate of probable credit losses in the loan portfolio that have been incurred as of the balance sheet date. The level of the allowance is based on management's ongoing review of the growth and composition of the loan portfolio, net charge-off experience, current and expected economic conditions, and other pertinent factors. Loans (or portions thereof) deemed to be uncollectible are charged against the allowance and recoveries of amounts previously charged off are added to the allowance. Loss experience on loans is presented in the following table for the years indicated:

     (Dollars in thousands)

     December 31,                               2000          1999           1998           1997           1996
     ------------------------------------------------------------------------------------------------------------
     Balance at beginning of year            $12,349        $10,966         $9,335         $9,009         $8,322
     Charge-offs
        Commercial:
          Mortgages                               61            170              -            248            330
          Construction and development             -            119              -              -             15
          Other                                  144            304            322            740            415
        Residential:
          Mortgages                               65              -             14            174            166
          Homeowner construction                   -             23              -              -              -
        Consumer                                 413            351            317            360            395
     ------------------------------------------------------------------------------------------------------------
          Total charge-offs                      683            967            653          1,522          1,321
     ------------------------------------------------------------------------------------------------------------
     Recoveries
       Commercial:
          Mortgages                               53             44             51            110             33
          Construction and development             -              -              -              7              -
          Other                                  157            202            270            233            628
        Residential:
          Mortgages                               46            135              9             13             13
          Homeowner construction                   -              1              -              -              -
       Consumer                                   63            128             75             61            116
     ------------------------------------------------------------------------------------------------------------
          Total recoveries                       319            510            405            424            790
     ------------------------------------------------------------------------------------------------------------
     Net charge-offs                             364            457            248          1,098            531
     Additions charged to earnings             1,150          1,840          1,879          1,424          1,218
     ------------------------------------------------------------------------------------------------------------
     Balance at end of year                  $13,135        $12,349        $10,966         $9,335         $9,009
     ------------------------------------------------------------------------------------------------------------
     Net charge-offs to average loans           .06%           .09%           .05%           .23%           .13%
     ------------------------------------------------------------------------------------------------------------

B. The following table presents the allocation of the allowance for loan losses:

     (Dollars in thousands)

     December 31,                               2000          1999            1998           1997           1996
     -------------------------------------------------------------------------------------------------------------
     Commercial:
        Mortgages                              $2,316         $1,920         $1,604         $1,368        $1,410
        % of these loans to all loans           20.4%          20.7%          17.5%          15.6%         17.4%

        Construction and development               55             56             45             72            61
        % of these loans to all loans             .5%            .5%            .6%           1.1%          1.2%

        Other                                   2,250          1,979          2,142          2,461         2,452
        % of these loans to all loans           19.3%          21.1%          22.8%          26.4%         24.8%

     Residential:
        Mortgages                               1,286          1,165          1,108          1,127         1,273
        % of these loans to all loans           39.6%          38.7%          38.5%          38.6%         39.8%

        Homeowner construction                     78             71             87             50            50
        % of these loans to all loans            2.4%           2.4%           3.0%           1.7%          1.5%

     Consumer                                   1,295          1,155          1,189          1,117         1,173
     % of these loans to all loans              17.8%          16.6%          17.6%          16.6%         15.3%

     Unallocated                                5,855          6,003          4,791          3,140         2,590
     -------------------------------------------------------------------------------------------------------------
     Balance at end of year                   $13,135        $12,349        $10,966         $9,335        $9,009
                                               100.0%         100.0%         100.0%         100.0%         100.0%
     -------------------------------------------------------------------------------------------------------------


V.   DEPOSITS

A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

      (Dollars in thousands)               2000                       1999                       1998
      -----------------------------------------------------------------------------------------------------------
                                  Average       Average       Average       Average       Average      Average
                                   Amount      Rate Paid      Amount       Rate Paid      Amount      Rate Paid
      -----------------------------------------------------------------------------------------------------------
      Demand deposits              $106,741         -          $97,716          -          $83,100         -
      Savings deposits:
         Regular                    129,208       2.18%        128,218       2.19%         112,914       2.39%
         NOW                         79,782        .73%         75,167        .93%          67,617        .94%
         Money market                31,590       3.11%         25,547       2.11%          23,969       2.12%
      -----------------------------------------------------------------------------------------------------------
         Total savings              240,580       1.82%        228,932       1.77%         204,500       1.87%

      Time deposits                 351,961       5.64%        318,281       4.99%         309,094       5.42%
      -----------------------------------------------------------------------------------------------------------
         Total deposits            $699,282       3.46%       $644,929       3.09%        $596,694       3.45%
      -----------------------------------------------------------------------------------------------------------


B.   Not Applicable

C.   Not Applicable

D. The maturity schedule of time deposits in amounts of $100 thousand or more at December 31, 2000 was as follows:

     (Dollars in thousands)                                Over 3          Over 6
                                           3 months        through         through         Over 12
     Time remaining until maturity         or less        6 months        12 months        months          Totals
     --------------------------------------------------------------------------------------------------------------
                                            $78,567          $7,943         $11,657        $24,690        $122,857
     --------------------------------------------------------------------------------------------------------------

E.   Not Applicable

VI.  RETURN ON EQUITY AND ASSETS

                                                                           2000           1999            1998
     ------------------------------------------------------------------------------------------------------------
     Return on average assets                                               1.14%           1.19%          1.31%
     Return on average assets - operating basis (1)                         1.20%           1.21%          1.24%
     Return on average shareholders' equity                                16.14%          15.73%         16.09%
     Return on average shareholders' equity - operating basis (1)          16.98%          16.04%         15.21%
     Dividend payout ratio  (2)                                            41.74%          41.51%         42.11%
     Average equity to average total assets                                 7.05%           7.55%          8.17%

    (1) Excludes second quarter 2000 and third quarter 1999 acquisition related expenses of $1.1 million and $1.3 million, respectively, after income taxes. Excludes third quarter 1999 net gain on sale of credit card portfolio of $285 thousand, after income taxes. Also includes a pro forma income tax provision on pre-acquisition earnings of Phoenix, which operated as a sub-S corporation prior to the acquisition. The pro forma income tax provision amounted to $413 thousand and $767 thousand for the years ended December 31, 2000 and 1999, respectively.

    (2) Represents the ratio of historical per share dividends declared by the Corporation to diluted earnings per share, on an operating basis, restated for the pooling effect of the Corporation, Pier Bank and Phoenix.

VII. SHORT-TERM BORROWINGS

     Not Applicable

ITEM 2.  PROPERTIES

The Corporation conducts its business from its corporate headquarters and other properties listed below all of which are considered to be in good condition and adequate for the purposes for which they are used.

The following table sets forth certain information relating to bank premises owned or used by the Corporation in conducting its business:

                                                                                                     Own/Lease
Location                                                   Description                            Expiration Date
-------------------------------------------------------------------------------------------------------------------
23 Broad Street, Westerly, RI                              Corporate headquarters                       Own
1200 Main Street, Wyoming (Richmond), RI                   Branch office                                Own
126 Franklin Street, Westerly, RI                          Branch office                                Own
Ocean Avenue, New Shoreham (Block Island), RI              Branch office                          Lease / 2001 (1)
4137 Old Post Road, Charlestown, RI                        Branch office                                Own
20 Point Judith Road, Narragansett, RI                     Branch office                                Own
7625 Post Road, North Kingstown, RI                        Branch office                                Own
730 Kingstown Road, Wakefield, RI                          Branch office                          Lease / 2005 (1)
885 Boston Neck Road, Narragansett, RI                     Branch office                                Own
Olde Mistick Village, 27 Coogan Boulevard, Mystic, CT      Branch office                          Lease / 2003
McQuades Marketplace, Main Street, Westerly, RI            Supermarket branch                     Lease / 2002 (1)
McQuades Marketplace, 10 Clara Drive, Mystic, CT           Supermarket branch                     Lease / 2002 (1)
A & P Super Market, Route 1, Mystic, CT                    Supermarket branch                     Lease / 2002 (1)
66 South Main Street, Providence, RI                       Trust and investment services office   Lease / 2004 (1)
5 Ledward Avenue, Westerly, RI                             Operations facility                    Lease / 2001 (1)
2 Crosswinds Drive, Westerly, RI                           Operations facility                          Own

(1) Lease may be extended by the Corporation beyond the indicated expiration date.


ITEM 3.  LEGAL PROCEEDINGS

On January 28, 1997, a suit was filed against the Bank in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president, treasurer and fifty percent shareholder, which allegedly occurred between 1986 and 1995. The suit alleges that the Bank erred in permitting this individual, while an officer of Maxson, to transfer funds from Maxson's account at the Bank for his personal benefit. The claims against the Bank are based upon theories of breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constructive fraud.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against Maxson and its shareholders as well as claims against the former Maxson officer allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The discovery phase of the case has been completed, though the parties are attempting to resolve several discovery disputes. The Bank has also filed several motions, all of which seek dismissal of one or more of the plaintiffs' claims and/or exclusion of portions of the plaintiffs' evidence. The court began hearing argument on the motions on March 8, 2001, and has expressed a desire to hear further argument. There is currently no scheduled trial date. During discovery, the plaintiffs have offered various theories and amounts of alleged damages, ranging from $5.0 million to $12.7 million, plus interest thereon. The plaintiffs have also filed a motion to amend the complaint to add a claim for punitive damages. The court has deferred ruling on whether to permit this amendment. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision has been recorded.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of all executive officers of the Corporation and the Bank with their titles, ages, and length of service, followed by certain biographical information.

                                                                                                            Years of
  Name                       Title                                                                   Age    Service
  --------------------------------------------------------------------------------------------------------------------
  John C. Warren             Chairman and Chief Executive Officer of the Corporation and the Bank     55        5

  John F. Treanor            President and Chief Operating Officer of the Corporation and the Bank    53        2

  David V. Devault, CPA      Executive Vice President, Treasurer and Chief Financial Officer
                             of the Corporation and the Bank                                          46       14

  Harvey C. Perry II         Senior Vice President and Secretary of the Corporation and the Bank      51       26

  Stephen M. Bessette        Senior Vice President - Retail Lending of the Bank                       53        4

  Vernon F. Bliven           Senior Vice President - Human Resources of the Bank                      51       28

  Elizabeth B. Eckel         Senior Vice President - Marketing of the Bank                            40        9

  William D. Gibson          Senior Vice President - Credit Administration of the Bank                54        2

  Joseph E. LaPlume          Senior Vice President and Regional Manager of the Bank                   55        1

  Barbara J. Perino, CPA     Senior Vice President - Operations and Technology of the Bank            39       12

  B. Michael Rauh, Jr.       Senior Vice President - Retail Banking of the Bank                       41        9

  James M. Vesey             Senior Vice President and Chief Credit Officer of the Bank               52        2

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

David V. Devault joined the Bank in 1986 as Controller. He was elected Vice President and Chief Financial Officer of the Corporation and the Bank in 1987. He was elected Senior Vice President and Chief Financial Officer of the Corporation and the Bank in 1990. In 1997, he was also elected Treasurer of the Corporation and the Bank. In 1998, he was elected Executive Vice President, Treasurer and Chief Financial Officer of the Corporation and the Bank.

Harvey C. Perry II joined the Bank in 1974 and was elected Assistant Trust Officer in 1977, Trust Officer in 1981 and Secretary and Trust Officer in 1982. He was elected Vice President and Secretary of the Corporation and the Bank in 1984, and Senior Vice President and Secretary of the Corporation and the Bank in 1990.

Stephen M. Bessette joined the Bank in February 1997 as Senior Vice President - Retail Lending. Prior to joining the Bank he held the position of Executive Vice President at Ameristone Mortgage Corporation since June 1995.

Vernon F. Bliven joined the Bank in 1972 and was elected Assistant Vice President in 1980, Vice President in 1986 and Senior Vice President - Human Resources in 1993.

Elizabeth B. Eckel joined the Bank in 1991 as Director of Advertising and Public Relations. In 1995, she was named Vice President - Marketing. She was promoted to Senior Vice President - Marketing in 2000.

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

B. Michael Rauh, Jr. joined the Bank in 1991 as Vice President - Marketing and was promoted in 1993 to Senior Vice President - Retail Banking.

James M. Vesey joined the Bank in 1998 as Senior Vice President - Commercial Lending. In 2000, he was named Senior Vice President and Chief Credit Officer. Prior to joining the Bank he held the position of Senior Vice President and Director of Business Banking at Citizens Bank since December 1995.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Corporation's common stock has traded on the Nasdaq National Market since May 1996. Previously, the Corporation's stock traded on the Nasdaq Small-Cap Market since June 1992, and had been listed on the Nasdaq Over-The-Counter Market system since June 1987.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2000 and 1999 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter.

    2000 Quarters                       1           2           3           4
    ----------------------------------------------------------------------------
    Stock prices:
        High                           17.50      $15.94     $15.63      $14.63
        Low                            13.88       14.50      14.50       13.38

    Cash dividend declared per share    $.12        $.12       $.12        $.12

    1999 Quarters                       1           2           3           4
    ----------------------------------------------------------------------------
    Stock prices:
        High                          $21.88      $20.38     $18.00      $19.00
        Low                            16.50       15.75      14.75       15.25

    Cash dividend declared per share    $.11        $.11       $.11        $.11

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

At February 27, 2001 there were 2,081 holders of record of the Corporation's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

  FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
  SELECTED OPERATING DATA AND FINANCIAL RATIOS:                                           (Dollars in thousands)

  At or for the years ended December 31,         2000          1999           1998           1997          1996
  ---------------------------------------------------------------------------------------------------------------
  Financial Results:
  Interest income                               $85,099       $73,002       $67,226         $61,402      $48,613
  Interest expense                               47,231        37,394        34,658          31,159       20,941
  ---------------------------------------------------------------------------------------------------------------
  Net interest income                            37,868        35,608        32,568          30,243       27,672
  Provision for loan losses                       1,150         1,840         1,879           1,424        1,218
  ---------------------------------------------------------------------------------------------------------------
  Net interest income after
    provision for loan losses                    36,718        33,768        30,689          28,819       26,454
  Noninterest income                             19,712        18,826        16,517          14,525       11,127
  ---------------------------------------------------------------------------------------------------------------
  Net interest and noninterest income            56,430        52,594        47,206          43,344       37,581
  Noninterest expense                            37,548        35,329        30,793          27,988       23,671
  ---------------------------------------------------------------------------------------------------------------
  Income before income taxes                     18,882        17,265        16,413          15,356       13,910
  Income tax expense                              5,673         4,754         4,235           3,884        4,457
  ---------------------------------------------------------------------------------------------------------------
  Net income                                    $13,209       $12,511       $12,178         $11,472       $9,453
  ---------------------------------------------------------------------------------------------------------------

  Per share information ($): (1)
  Earnings per share:
    Basic                                          1.10          1.05          1.04             .99          .83
    Basic - operating basis  (2)                   1.16          1.07           .98             .92          .80
    Diluted                                        1.09          1.03          1.01             .96          .81
    Diluted - operating basis  (2)                 1.15          1.06           .95             .89          .78
  Cash dividends declared  (3)                      .48           .44           .40             .35          .31
  Book value                                       7.43          6.55          6.66            6.20         5.54
  Market value - closing stock price              14.00         17.75         21.50           23.33        13.78

  Performance Ratios (%):
  Return on average assets                         1.14          1.19          1.31            1.40         1.53
  Return on average assets - operating basis (2)   1.20          1.21          1.24            1.30         1.48
  Return on average shareholders' equity          16.14         15.73         16.09           16.85        15.80
  Return on average shareholders' equity -
    operating basis  (2)                          16.98         16.04         15.21           15.64        15.27
  Dividend payout ratio  (4)                      41.74         41.51         42.11           39.33        39.74

  Asset Quality Ratios (%):
  Nonperforming loans to total loans                .58           .69          1.18            1.56         1.84
  Nonperforming assets to total assets              .28           .35           .61             .99         1.33
  Allowance for loan losses to nonaccrual loans  382.50        325.15        187.59          122.12       109.91
  Allowance for loan losses to total loans         2.20          2.25          2.21            1.91         2.02
  Net charge-offs to average loans                  .06           .09           .05             .23          .13

  Capital Ratios (%):
  Total equity to total assets                     7.32          7.07          7.87            8.37         8.68
  Tier 1 leverage capital ratio                    7.08          7.22          7.37            7.61         8.78
  Total risk-based capital ratio                  14.35         14.38         14.87           14.37        14.98

  (1) Adjusted to reflect the 3-for-2 stock splits paid on August 3, 1998 and November 19, 1997.
  (2) Excludes second quarter 2000 and third quarter 1999 acquisition related expenses of $1.1 million and $1.3 million, respectively, after income taxes. Excludes third quarter 1999 net gain on sale of credit card portfolio of $285 thousand, after income taxes. Also includes a pro forma income tax provision on pre-acquisition earnings of Phoenix, which operated as a sub-S corporation prior to the acquisition. The pro forma income tax provision amounted to $413 thousand and $767 thousand for the twelve-month periods ended December 31, 2000 and 1999, respectively.
  (3)  Represents historical per share dividends declared by the Corporation.
  (4) Represents the ratio of historical per share dividends declared by the Corporation to diluted earnings per share, on an operating basis, restated for the pooling effect of the Corporation, Pier Bank and Phoenix.

  SELECTED BALANCE SHEET DATA:                                                            (Dollars in thousands)

  December 31,                                     2000         1999           1998          1997            1996
  -----------------------------------------------------------------------------------------------------------------
  Financial Condition:
  Cash and cash equivalents                      $43,860       $44,520        $34,654       $31,547        $23,184
  Total securities                               511,526       446,803        415,488       293,949        229,970
  FHLB stock                                      19,558        17,627         16,583        16,444         11,683
  Net loans                                      584,020       536,676        486,004       480,451        436,903
  Other                                           59,103        59,979         42,421        39,027         30,808
  -----------------------------------------------------------------------------------------------------------------
  Total assets                                $1,218,067    $1,105,605       $995,150      $861,418       $732,548
  -----------------------------------------------------------------------------------------------------------------

  Deposits                                      $735,684      $660,753       $627,763      $572,803       $509,797
  FHLB advances                                  377,362       352,548        264,106       187,001        138,493
  Other borrowings                                 3,227         4,209         15,033        20,337         14,000
  Other liabilities                               12,608         9,928          9,897         9,218          6,694
  Shareholders' equity                            89,186        78,167         78,351        72,059         63,564
  -----------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity  $1,218,067    $1,105,605       $995,150      $861,418       $732,548
  -----------------------------------------------------------------------------------------------------------------


  Asset Quality:
  Nonaccrual loans                                $3,434        $3,798         $5,846        $7,644         $8,197
  Other real estate owned, net                         9            49            243           888          1,574
  -----------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                      $3,443        $3,847         $6,089        $8,532         $9,771
  -----------------------------------------------------------------------------------------------------------------

SELECTED QUARTERLY FINANCIAL DATA                                                          (Dollars in thousands)

2000                                             Q1 (1)         Q2            Q3            Q4           Year
----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                    $11,650       $12,132       $12,669       $12,972       $49,423
  Income from securities                          7,407         7,898         8,322         8,441        32,068
  Dividends on corporate stock and
   FHLB stock                                       671           670           715           715         2,771
  Interest on federal funds sold
   and other short-term investments                 160           218           252           207           837
----------------------------------------------------------------------------------------------------------------
  Total interest income                          19,888        20,918        21,958        22,335        85,099
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                  996           998         1,087         1,302         4,383
  Time deposits                                   4,448         4,778         5,187         5,428        19,841
  FHLB advances                                   5,251         5,772         5,886         5,977        22,886
  Other                                              25            41            30            25           121
----------------------------------------------------------------------------------------------------------------
  Total interest expense                         10,720        11,589        12,190        12,732        47,231
----------------------------------------------------------------------------------------------------------------
Net interest income                               9,168         9,329         9,768         9,603        37,868
Provision for loan losses                           350           350           250           200         1,150
----------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                8,818         8,979         9,518         9,403        36,718
----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust and investment management                 2,514         2,805         2,657         2,568        10,544
  Service charges on deposit accounts               796           806           842           853         3,297
  Merchant processing fees                          272           536           906           430         2,144
  Income from bank-owned life insurance             242           259           271           275         1,047
  Mortgage banking activities                       121           134           139           191           585
  Net gains on sales of securities                  384           374             -             2           760
  Other income                                      432           240           594            69         1,335
----------------------------------------------------------------------------------------------------------------
  Total noninterest income                        4,761         5,154         5,409         4,388        19,712
----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                  4,956         5,050         4,885         4,859        19,750
  Net occupancy                                     636           630           617           718         2,601
  Equipment                                         800           937         1,082           773         3,592
  Legal, audit and professional fees                478           405           434           566         1,883
  Merchant processing costs                         225           421           712           349         1,707
  Advertising and promotion                         357           348           278           213         1,196
  Office supplies                                   173           185           140           143           641
  Acquisition related expenses                        -         1,035             -             -         1,035
  Other                                           1,284         1,422         1,450           987         5,143
----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                       8,909        10,433         9,598         8,608        37,548
----------------------------------------------------------------------------------------------------------------
Income before income taxes                        4,670         3,700         5,329         5,183        18,882
Income tax expense                                1,238         1,308         1,585         1,542         5,673
----------------------------------------------------------------------------------------------------------------
Net income                                       $3,432        $2,392        $3,744        $3,641       $13,209
----------------------------------------------------------------------------------------------------------------

Basic earnings per share                           $.29          $.20          $.31          $.30         $1.10
Diluted earnings per share                         $.28          $.20          $.31          $.30         $1.09
Cash dividends declared per share (2)              $.12          $.12          $.12          $.12          $.48

(1) Amounts have been restated as a result of the second quarter 2000 acquisition of Phoenix and differ from those reported in the previously filed Quarterly Report on Form 10-Q.
(2)  Represents historical per share dividends declared by the Corporation.

SELECTED QUARTERLY FINANCIAL DATA                                                          (Dollars in thousands)

1999 (1)                                           Q1           Q2            Q3            Q4           Year
----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                    $10,808       $11,078       $11,420       $11,522       $44,828
  Income from securities                          6,108         6,207         6,518         6,780        25,613
  Dividends on corporate stock and
   FHLB stock                                       535           518           486           504         2,043
  Interest on federal funds sold
   and other short-term investments                 159           128           131           100           518
----------------------------------------------------------------------------------------------------------------
  Total interest income                          17,610        17,931        18,555        18,906        73,002
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                  946         1,004         1,053         1,040         4,043
  Time deposits                                   3,888         3,945         3,986         4,052        15,871
  FHLB advances                                   3,846         4,027         4,257         4,725        16,855
  Other                                             219           254           121            31           625
----------------------------------------------------------------------------------------------------------------
  Total interest expense                          8,899         9,230         9,417         9,848        37,394
----------------------------------------------------------------------------------------------------------------
Net interest income                               8,711         8,701         9,138         9,058        35,608
Provision for loan losses                           482           458           450           450         1,840
----------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                8,229         8,243         8,688         8,608        33,768
----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust and investment management                 2,242         2,322         2,324         2,426         9,314
  Service charges on deposit accounts               758           794           777           840         3,169
  Merchant processing fees                          250           393           599           293         1,535
  Income from bank-owned life insurance               -           196           238           242           676
  Mortgage banking activities                       498           378           295           205         1,376
  Net gains (losses) on sales of securities         262           122            (4)          298           678
  Net gain on sale of credit card portfolio           -             -           438             -           438
  Other income                                      359           478           405           398         1,640
----------------------------------------------------------------------------------------------------------------
  Total noninterest income                        4,369         4,683         5,072         4,702        18,826
----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                  4,440         4,552         4,608         4,694        18,294
  Net occupancy                                     601           624           652           617         2,494
  Equipment                                         741           792           801           788         3,122
  Legal, audit and professional fees                216           258           292           313         1,079
  Merchant processing costs                         158           299           537           319         1,313
  Advertising and promotion                         195           328           205           263           991
  Office supplies                                   170           171           164           227           732
  Acquisition related expenses                        -             -         1,552             -         1,552
  Other                                           1,699         1,313         1,218         1,522         5,752
----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                       8,220         8,337        10,029         8,743        35,329
----------------------------------------------------------------------------------------------------------------
Income before income taxes                        4,378         4,589         3,731         4,567        17,265
Income tax expense                                1,205         1,244         1,229         1,076         4,754
----------------------------------------------------------------------------------------------------------------
Net income                                       $3,173        $3,345        $2,502        $3,491       $12,511
----------------------------------------------------------------------------------------------------------------

Basic earnings per share                           $.27          $.28          $.21          $.29         $1.05
Diluted earnings per share                         $.26          $.28          $.21          $.28         $1.03
Cash dividends declared per share (2)              $.11          $.11          $.11          $.11          $.44

(1) Amounts have been restated as a result of the second quarter 2000 acquisition of Phoenix and differ from those reported in the Annual Report on Form 10-K for the year ended December 31, 1999.
(2)  Represents historical per share dividends declared by the Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains statements that are "forward-looking statements". We may also make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "outlook," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Corporation. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under administration, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan defaults and charge-off rates, risk of an adverse action in pending litigation, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1 of this report may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Financial Overview
Washington Trust recorded net income of $13.2 million, or $1.09 per diluted share, for 2000. In the second quarter of 2000, the Corporation completed the acquisition of Phoenix and recorded acquisition-related expenses of $1.1 million, after income taxes. During the third quarter of 1999, the Corporation completed its acquisition of Pier Bank and also recognized a nonrecurring gain on the sale of its credit card loan portfolio. 1999 results included acquisition related expenses of $1.3 million, net of income taxes, and the loan sale gain, net of expenses and related income taxes, of $285 thousand. The acquisitions were accounted for under the pooling of interests method and accordingly, the consolidated financial statements for the Corporation have been restated to reflect the acquisitions at the beginning of each period presented.
Substantially all of Phoenix related revenues have been recorded as trust and investment management revenue in noninterest income. Results excluding acquisition-related expenses, net of taxes, and the loan sale gain, net of taxes, are referred to herein as "operating". Operating basis earnings also include a pro forma tax provision for pre-acquisition earnings of Phoenix, which operated as a sub-S corporation prior to the acquisition.

Operating earnings for the year 2000 amounted to $13.9 million, an increase of 8.9% from $12.8 million reported for 1999. Diluted earnings per share, on an operating basis, amounted to $1.15 for 2000, up from $1.06 per share in 1999. The Corporation's rates of return on average assets and average equity, on an operating basis, for 2000 were 1.20% and 16.98%, respectively. Comparable amounts for the year 1999 were 1.21% and 16.04%, respectively.

For the year ended December 31, 2000, net interest income (the difference between interest earned on loans and securities and interest paid on deposits and other borrowings) amounted to $37.9 million, up 6.3% over the 1999 amount. The net interest margin for the year 2000 amounted to 3.55%, compared to 3.71% in 1999. Other noninterest income (noninterest income excluding net gains on sales of securities and the nonrecurring 1999 loan sale gain) amounted to $19.0 million for the year 2000, up 7.0% from $17.7 million in 1999. The increase was primarily due to growth in revenues for trust and investment management services, offset in part by a decline in revenue from mortgage banking activities.

For the year 2000, total operating noninterest expense (total noninterest expense excluding acquisition-related expenses) amounted to $36.5 million, up 8.1% over the comparable 1999 amount. The increase was primarily attributable to higher salaries and benefits expense, increases in legal, audit and professional fees, and higher equipment costs. Included in other noninterest expense for the twelve months ended December 31, 2000 and 1999 were contributions of appreciated equity securities to the Corporation's charitable foundation amounting to $424 thousand and $270 thousand, respectively. These transactions resulted in realized securities gains of $310 thousand and $262 thousand, respectively, for the same periods.

Total consolidated assets amounted to $1.218 billion at December 31, 2000, up 10.2% from the December 31, 1999 balance of $1.106 billion. Average assets rose 10.3% during 2000 and amounted to $1.161 billion. The growth in assets was primarily attributable to purchases of securities and growth in the loan portfolio. Increases in FHLB advances as well as an 11.3% increase in total deposits funded the growth in assets. Total deposits amounted to $735.7 million and $660.8 million at December 31, 2000 and 1999, respectively. FHLB advances totaled $377.4 million at December 31, 2000, up 7.0% from the prior year balance of $352.5 million.

Nonperforming assets (nonaccrual loans and property acquired through foreclosure) amounted to $3.4 million or .28% of total assets at December 31, 2000, compared to $3.8 million or .35% of total assets at December 31, 1999. The Corporation's loan loss provision was $1.2 million and $1.8 million in 2000 and 1999, respectively.

Total shareholders' equity amounted to $89.2 million at December 31, 2000, compared to $78.2 million at December 31, 1999. Included in shareholders' equity at December 31, 2000 was net unrealized gains on securities available for sale, net of tax, of $4.0 million compared to net unrealized losses of $191 thousand at December 31, 1999.

Book value per share as of December 31, 2000 and 1999 amounted to $7.43 and $6.55, respectively.

Liquidity
Liquidity is the ability of a financial  institution to meet maturing  liability obligations and customer loan demand. Washington Trust's primary source of liquidity is customer deposits. Customer deposits (time, savings and demand deposits) funded approximately 60.2% of total average assets in 2000. Other sources of funding include discretionary use of purchased liabilities (i.e., FHLB term advances and federal funds purchased), cash flows from the Corporation's securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation's Asset/Liability Committee ("ALCO") establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during 2000. Net loans as a percentage of total assets amounted to 47.9% at December 31, 2000, compared to 48.5% at December 31, 1999. Total securities as a percentage of total assets amounted to 42.0% at December 31, 2000, up from 40.4% at December 31, 1999. These changes resulted primarily from the 10.2% increase in total assets in 2000.

For the year ended December 31, 2000, net cash provided by financing activities was $92.2 million. Proceeds from FHLB advances totaled $404.5 million, while repayments of FHLB advances totaled $379.7 million in 2000. Additionally, $74.9 million was generated from overall growth in deposits. Net cash used in investing activities was $110.3 million in 2000, the majority of which was used to purchase securities. While the Corporation does not have any significant capital commitments, it expects to continue to expend funds to upgrade and expand equipment and premises to support its operations. Net cash provided by operating activities amounted to $17.5 million in 2000, $13.2 million of which was generated by net income. (See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.)

Acquisitions
On June 26, 2000, the Corporation completed its acquisition of Phoenix, an independent investment advisory firm located in Providence, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated April 24, 2000, the acquisition was effected by means of merger of Phoenix with and into the Bank, the wholly owned subsidiary of the Corporation. For the year ended December 31, 1999, Phoenix's investment management revenues totaled $3.4 million. Expenses directly attributable to the 2000 acquisition of Phoenix amounted to $1.1 million, after income taxes, and were charged to earnings at the date of combination. Acquisition related expenses primarily consisted of legal and investment advisory fees.

On August 25, 1999, the Corporation completed the acquisition of Pier Bank, a Rhode Island chartered community bank headquartered in South Kingstown, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated February 22, 1999, the acquisition was effected by means of the merger of Pier Bank with and into the Bank, the wholly owned subsidiary of the Corporation. The conversion of customer deposit and loan accounts took place on September 24, 1999. Expenses directly attributable to the merger amounted to $1.3 million, net of income taxes, and were charged to earnings at the date of combination. Acquisition expenses consisted of professional fees, data processing/integration costs, write-down of assets and severance obligations. Asset write-downs amounted to $126 thousand and consisted of fixed assets, primarily obsolete technology equipment, abandoned in connection with the acquisition.

The acquisitions were tax-free reorganizations and were accounted for under the pooling of interests method. Accordingly, the consolidated financial statements and other financial information of the Corporation have been restated to present the combined financial condition and results of operations as if the combination had been in effect for all periods presented.

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

FTE net interest income increased $2.3 million, or 6.2%, from 1999 to 2000, due primarily to the growth in interest-earning assets. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for 2000 and 1999 were 3.55% and 3.71%, respectively. The interest rate spread declined 23 basis points to 2.96% in 2000. Earning asset yields rose 36 basis points during 2000, while the cost of interest-bearing liabilities increased 59 basis points, thereby narrowing the net interest spread. Higher cost of funds associated with FHLB advances and time deposits were primarily responsible for the decrease in the net interest margin.

FTE interest income totaled $86.2 million in 2000, up from $74.1 million in 1999. The yield on interest-earning assets amounted to 7.85% in 2000, up from 7.49% in 1999. Average interest-earning assets amounted to $1.098 billion or 11.0% over the comparable 1999 amount. The growth in average interest-earning assets was primarily due to growth in securities and loans. Total average securities rose $61.9 million, or 13.3%, in 2000, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 6.93% in 2000, up from 6.24% in 1999. The increase in yield reflects higher marginal rates on investment purchases during 2000 relative to the prior year.

Average loans amounted to $569.7 million in 2000, up $46.9 million, or 9.0%, in 2000. The FTE rate of return on total loans was 8.70% in 2000, up from 8.60% in 1999, due primarily to higher yields on new loan originations. Average residential real estate loans amounted to $240.4 million, up 12.3% from the prior year level. The yield on residential real estate loans amounted to 7.81%, up slightly from the prior year. Average commercial loans rose 5.2% to $230.8 million in 2000. The yield on commercial loans amounted to 9.51%, an increase of 14 basis points from the prior year yield of 9.37%. Average consumer loans rose 10.3% in 2000 to $98.5 million. The yield on consumer loans amounted to 8.96%, up 33 basis points from 8.63% in 1999.

As a result of higher levels of FHLB advances and increases in time deposits, average interest-bearing liabilities increased 11.0% to $965.2 million at December 31, 2000, and interest expense increased 26.3% and totaled $47.2 million in 2000. The rate paid on interest-bearing liabilities rose 59 basis points to 4.89% in 2000 primarily due to higher interest rates. Average FHLB advances increased by $61.0 million, or 19.7%, from 1999 and amounted to $370.6 million in 2000. The advances were used primarily to match fund the purchase of securities. The average rate paid on FHLB advances for 2000 was 6.17%, an increase of 73 basis points from the prior year.

Average time deposits increased by $33.7 million, or 10.6%, from 1999 and rose 65 basis points in the rate paid. Average savings deposits grew 5.1% to $240.6 million in 2000. The rate paid on savings deposits for 2000 amounted to 1.82%, compared to 1.77% for 1999. In addition, average demand deposits, an interest-free source of funding, increased 9.2% from 1999 and amounted to $106.7 million in 2000.

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

 Years ended December 31,                   2000                         1999                        1998
-------------------------------------------------------------------------------------------------------------------
                                   Average           Yield/    Average           Yield/    Average           Yield/
 (Dollars in thousands)            Balance  Interest  Rate     Balance   Interest Rate     Balance   Interest Rate
 ------------------------------------------------------------------------------------------------------------------
 Assets:
 Residential real estate loans   $240,410   18,777    7.81    $214,124   16,687   7.79    $199,347   16,347   8.20
 Commercial and other loans       230,772   21,946    9.51     219,393   20,564   9.37     207,787   20,072   9.66
 Consumer loans                    98,479    8,826    8.96      89,292    7,707   8.63      83,882    7,587   9.05
 ------------------------------------------------------------------------------------------------------------------
   Total loans                    569,661   49,549    8.70     522,809   44,958   8.60     491,016   44,006   8.96
 Federal funds sold and other
  short-term investments           13,247      837    6.32      10,635      518   4.88      12,000      650   5.41
 Taxable debt securities          456,434   30,992    6.79     399,058   24,432   6.12     315,177   19,706   6.25
 Nontaxable debt securities        25,050    1,652    6.60      26,945    1,786   6.63      22,533    1,435   6.37
 Corporate stocks and FHLB         33,848    3,157    9.33      30,041    2,394   7.97      30,265    2,409   7.96
 stock
 ------------------------------------------------------------------------------------------------------------------
   Total securities               528,579   36,638    6.93     466,679   29,130   6.24     379,975   24,200   6.37
 ------------------------------------------------------------------------------------------------------------------
   Total interest-earning
     assets                     1,098,240   86,187    7.85     989,488   74,088   7.49     870,991   68,206   7.83
 ------------------------------------------------------------------------------------------------------------------
 Cash and due from banks           18,362                       18,625                      17,007
 Allowance for loan losses        (12,881)                     (11,767)                    (10,194)
 Premises and equipment, net       22,774                       24,167                      23,733
 Other                             34,715                       32,578                      25,187
 ------------------------------------------------------------------------------------------------------------------
   Total assets                $1,161,210                   $1,053,091                    $926,724
 ------------------------------------------------------------------------------------------------------------------
 Liabilities and Shareholders'
   Equity:
 Savings deposits                $240,580    4,383    1.82    $228,932    4,043   1.77    $204,500    3,834   1.87
 Time deposits                    351,961   19,841    5.64     318,281   15,871   4.99     309,094   16,744   5.42
 FHLB advances                    370,642   22,886    6.17     309,594   16,855   5.44     228,295   13,213   5.79
 Other                              2,003      121    6.03      12,383      625   5.05      15,626      867   5.55
 ------------------------------------------------------------------------------------------------------------------
   Total interest-bearing
     liabilities                  965,186   47,231    4.89     869,190   37,394   4.30     757,515   34,658   4.58
 ------------------------------------------------------------------------------------------------------------------
 Demand deposits                  106,741                       97,716                      83,100
 Other liabilities                  7,445                        6,315                       7,980
 Shareholders' equity              81,838                       79,870                      78,129
 ------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity      $1,161,210                   $1,053,091                    $926,724
 ------------------------------------------------------------------------------------------------------------------
   Net interest income                     $38,956                      $36,694                     $33,548
 ------------------------------------------------------------------------------------------------------------------
 Interest rate spread                                 2.96                        3.19                        3.25
 Net interest margin                                  3.55                        3.71                        3.85
 ------------------------------------------------------------------------------------------------------------------




Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)

Years ended December 31,                2000             1999              1998
--------------------------------------------------------------------------------
Commercial and other loans              $126             $130              $137
Nontaxable debt securities               576              605               485
Corporate stocks and FHLB stock          386              351               358

Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)

                                          2000/1999                    1999/1998                   1998/1997
  -------------------------------------------------------------------------------------------------------------------
                                                       Net                         Net                         Net
  (Dollars in thousands)           Volume    Rate     Change     Volume   Rate    Change     Volume    Rate   Change
  -------------------------------------------------------------------------------------------------------------------
  Interest on:
  Interest-earning assets:
    Residential real estate loans  $2,053      37    2,090     $1,176    (835)      341      $681    (148)      533
    Commercial and other loans      1,079     302    1,381      1,099    (606)      493       308      21       329
    Consumer loans                    815     305    1,120        476    (358)      118       906    (237)      669
    Federal funds sold and other
      short-term investments          145     174      319        (35)    (97)     (132)      150      (1)      149
    Taxable debt securities         3,730   2,830    6,560      5,145    (420)    4,725     4,538  (1,426)    3,112
    Nontaxable debt securities       (125)     (9)    (134)       290      62       352       431     (44)      387
    Corporate stocks and FHLB
      stock                           325     438      763        (18)      3       (15)      184    (117)       67
  -------------------------------------------------------------------------------------------------------------------
    Total interest-earning
      assets                        8,022   4,077   12,099      8,133  (2,251)    5,882     7,198  (1,952)    5,246
  -------------------------------------------------------------------------------------------------------------------
  Interest-bearing liabilities:
    Savings deposits                  210     130      340        440    (231)      209       359    (302)       57
    Time deposits                   1,778   2,192    3,970        487  (1,360)     (873)    1,215    (209)    1,006
    FHLB advances                   3,589   2,442    6,031      4,466    (824)    3,642     2,638    (207)    2,431
    Other                            (608)    104     (504)      (168)    (74)     (242)       15     (10)        5
  -------------------------------------------------------------------------------------------------------------------
    Total interest-bearing
      liabilities                   4,969   4,868    9,837      5,225  (2,489)    2,736     4,227    (728)    3,499
  -------------------------------------------------------------------------------------------------------------------
    Net interest income            $3,053    (791)   2,262     $2,908     238     3,146    $2,971  (1,224)    1,747
  -------------------------------------------------------------------------------------------------------------------


Noninterest Income
Noninterest income is an important source of revenue for the Corporation. For the year ended December 31, 2000, recurring noninterest income, which excludes net gains on sales of securities and the nonrecurring net gain on the sale of the credit card portfolio, accounted for 33% of total revenues (net interest income plus recurring noninterest income). Washington Trust's primary sources of recurring noninterest income are trust and investment management revenues, servicing of deposit accounts, merchant credit card processing fees and mortgage banking activities. Also included in noninterest income are earnings generated from bank-owned life insurance ("BOLI") purchased in 1999.

Revenue from trust and investment management services continues to be the largest component of noninterest income. Trust and investment management revenue represented 53.5% of noninterest income and amounted to $10.5 million in 2000, up by 13.2% from the $9.3 million reported in 1999. This increase is primarily attributable to the increase in the number of accounts under management.

Service charges on deposit accounts rose 4.0% to $3.3 million in 2000. Changes in the fee structures of various deposit products during the year, as well as growth in the Corporation's total deposit base, were contributing factors in this increase.

Revenue from mortgage banking activities associated with the originations of loans for the secondary market totaled $585 thousand in 2000, down from $1.4 million in 1999, due to decreased loan sales resulting from lower mortgage refinancing activity. Mortgage banking activities include the capitalization of mortgage servicing rights of $27 thousand and $313 thousand in 2000 and 1999, respectively.

Most secondary market loans had previously been sold with servicing retained, however, in the fourth quarter of 1999, the Corporation began selling substantially all residential mortgage loans with servicing released. Mortgage servicing fee income amounted to $450 thousand for the year ended December 31, 2000, compared to the prior year amount of $426 thousand. Due to increases in interest rates, a lower amount of valuation adjustments on mortgage servicing rights was required in 2000 than in 1999. Servicing income, excluding valuation adjustments and amortization, as a percentage of average loans serviced was 30 basis points in 2000 and in 1999. The balance of serviced loans at December 31, 2000 amounted to $180.6 million, compared to $193.9 million at December 31, 1999.

In the second quarter of 1999, the Corporation purchased $18.0 million of BOLI as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. Included in other income was $1.0 million and $676 thousand of earnings on BOLI for the years ended December 31, 2000 and 1999, respectively. (See additional discussion on BOLI under the caption "Financial Condition".)

Noninterest Expense
Total noninterest expense, excluding acquisition related expenses, rose 8.1% to $36.5 million in 2000. This increase was primarily attributable to higher salaries and benefit expense, increases in legal, audit and professional fees and higher equipment costs. Legal, audit and professional fees totaled $1.9 million, up $804 thousand from the corresponding 1999 amount. The increase was primarily due to legal costs associated with an ongoing litigation matter. These costs are expected to continue through the second quarter of 2001. At this time, management of the Corporation is not able to determine whether such costs will continue beyond the second quarter of 2001. Total equipment costs for 2000 amounted to $3.6 million, up $470 thousand from the corresponding 1999 amount. In 2000, the Corporation recorded an impairment adjustment of $293 thousand resulting from a remeasurement of the useful lives of technology equipment.

Income Taxes
Income tax expense amounted to $5.7 million and $4.8 million in 2000 and 1999, respectively. The Corporation's effective tax rate was 30.0% in 2000, compared to a rate of 27.5% in 1999. These rates differed from the federal rate of 35.0% due to the benefits of tax-exempt income and the dividends received deduction as well as the results of the tax planning strategies designed to reduce income taxes and the effect of the second quarter 2000 acquisition of Phoenix. Phoenix operated as a sub-S corporation prior to the acquisition. The acquisition was a tax-free reorganization accounted for as a pooling of interests.

The Corporation's net deferred tax asset amounted to $2.1 million and $3.5 million at December 31, 2000 and 1999, respectively. In addition to future taxable income and the reversal of deferred tax liabilities, a primary source of recovery of deferred tax assets is taxes paid in prior years available for carryback. (See Note 12 to the Consolidated Financial Statements for additional information regarding income taxes.)

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

Securities Available for Sale
The amortized cost of securities available for sale at December 31, 2000 amounted to $380.0 million, an increase of $50.3 million over the 1999 amount. This increase was due primarily to purchases of mortgage-backed securities.

At December 31, 2000, the net unrealized gains on securities available for sale amounted to $6.6 million, an increase of $5.9 million from the comparable 1999 amount. This increase was attributable to the effects of reductions in medium and long-term bond rates that occurred during 2000. (See Note 3 to the Consolidated Financial Statements for detail of unrealized gains and losses associated with securities available for sale.)

Securities Held to Maturity
The amortized cost of securities held to maturity increased $8.5 million, to $124.9 million at December 31, 2000. This increase is primarily attributable to purchases of obligations of U.S. government-sponsored agencies and mortgage-backed securities. The net unrealized gains on securities held to maturity amounted to $453 thousand at December 31, 2000 compared to $3.5 million in net unrealized losses at December 31, 1999.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances. As of December 31, 2000 and 1999, the Corporation's investment in FHLB stock totaled $19.6 million and $17.6 million, respectively. The Gramm-Leach-Bliley Act requires the FHLB to issue new capitalization requirements to be implemented by May 2002.

Loans
Total loans amounted to $597.2 million at December 31, 2000, up $48.2 million, or 8.8%, from the December 31, 1999 amount of $549.0 million. The increase in total loans was led by growth in the residential and consumer loan portfolios.

Total residential real estate loans increased $25.2 million, or 11.2%, in 2000. Consumer loans were up $15.4 million, or 17.0%, in 2000. The increase in consumer loans was mainly due to growth in home equity loans and lines. Total commercial loans increased $7.5 million, or 3.2%, in 2000, with the largest increase occurring in the commercial mortgage portfolio.

Other Assets
Other assets totaled $28.0 million at December 31, 2000, compared to $28.9 million at December 31, 1999. Included in other assets is BOLI, which amounted to $19.7 million and $18.7 million at December 31, 2000 and 1999, respectively. The Corporation purchased $18.0 million of BOLI in 1999 as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an interest sensitive asset on the Corporation's consolidated balance sheet that provides monthly tax-free income to the Corporation. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is included in other assets on the Corporation's consolidated balance sheets at its cash surrender value. Increases in BOLI's cash surrender value are reported as other income in the Corporation's consolidated statements of income.

Deposits
Total deposits at December 31, 2000 amounted to $735.7 million, up 11.3% from the prior year balance of $660.8 million. Demand deposits rose 10.4% to $113.0 million. Savings deposits rose 10.2% to $259.3 million. Time deposits totaled $363.4 million at December 31, 2000, compared to $323.0 million at December 31, 1999. The $40.4 million increase in time deposits was primarily attributable to increases in consumer and commercial certificates of deposits.

Borrowings
Washington Trust uses advances from the Federal Home Loan Bank of Boston as well as other borrowings as part of its overall funding strategy. The additional FHLB advances and other borrowings were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. Total advances amounted to $377.4 million at December 31, 2000, up from $352.5 million one year earlier. (See Note 10 to the Consolidated Financial Statements for additional information about borrowings.)

Asset Quality
Nonperforming Assets
Nonperforming  assets  include  nonaccrual  loans and other real  estate  owned.
Nonperforming assets declined to .28% of total assets at December 31, 2000 compared to .35% of total assets at December 31, 1999. Nonaccrual loans as a percentage of total loans fell from .69% at the end of 1999 to .58% at December 31, 2000. Approximately $1.8 million, or 53.2% of total nonaccrual loans, were less than 90 days past due at December 31, 2000.

The following table presents nonperforming assets and related ratios:

     (Dollars in thousands)

     December 31,                                             2000        1999
     ---------------------------------------------------------------------------
      Nonaccrual loans:
        Residential real estate                                $796      $1,015
        Commercial and other:
          Mortgages                                           1,076         702
          Construction and development                            -          95
          Other                                               1,018       1,242
        Consumer                                                544         744
     ---------------------------------------------------------------------------
     Total nonaccrual loans                                   3,434       3,798
     Other real estate owned, net                                 9          49
     ---------------------------------------------------------------------------
     Total nonperforming assets                              $3,443      $3,847
     ---------------------------------------------------------------------------

     Nonaccrual loans as a percentage of total loans           .58%        .69%
     Nonperforming assets as a percentage of total assets      .28%        .35%

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

Included in accruing loans 90 days or more past due at December 31, 2000 are residential mortgages amounting to $346 thousand which are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

     (Dollars in thousands)

     December 31,                                         2000            1999
     ---------------------------------------------------------------------------
     Nonaccrual loans 90 days or more past due           $1,608          $1,902
     Nonaccrual loans less than 90 days past due          1,826           1,896
     ---------------------------------------------------------------------------
     Total nonaccrual loans                              $3,434          $3,798
     ---------------------------------------------------------------------------
     Accruing loans 90 days or more past due,
       primarily all residential mortgages (1)             $393            $120
     ---------------------------------------------------------------------------
     (1) Not included in nonperforming assets

Restructured Loans
Loans are considered restructured when the Corporation has granted concessions to a borrower due to the borrower's financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. Included in nonaccrual loans at December 31, 2000 and 1999, are loans whose terms have been restructured amounting to $118 thousand and $142 thousand, respectively. There were no commitments to lend additional funds to borrowers whose loans had been restructured.

Other Real Estate Owned
Other real estate owned ("OREO") is comprised of properties acquired through foreclosure and other legal means, and loans determined to be substantively repossessed. A loan is considered to be substantively repossessed when the Corporation has taken possession of the collateral, but has not completed legal foreclosure proceedings. OREO is carried at the lower of cost or fair value minus estimated costs to sell. A valuation allowance is maintained for declines in market value and estimated selling costs.

The balance of OREO amounted to $9 thousand at December 31, 2000, down from the prior year amount of $49 thousand. Decreases in OREO resulted from sales of foreclosed properties and repossessed assets that exceeded the level of foreclosures and repossessions. During 2000, proceeds from sales of foreclosed properties and repossessed assets amounted to $95 thousand. Washington Trust has provided financing to facilitate the sales of some of these properties. Financing is generally provided at market rates with credit terms similar to those available to other borrowers.

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

The allowance for loan losses amounted to $13.1 million, or 2.20% of total loans, at December 31, 2000, compared to $12.3 million, or 2.25%, at December 31, 1999.

The following table reflects the activity in the allowance for loan losses:

       (Dollars in thousands)

       Years ended December 31,                           2000            1999
       -------------------------------------------------------------------------
       Beginning balance                                $12,349         $10,966
       Charge-offs, net of recoveries:
         Residential:
            Real estate                                     (19)            135
            Construction                                      -             (22)
         Commercial:
            Mortgages                                        (8)           (126)
            Construction and development                      -            (119)
            Other                                            13            (102)
         Consumer                                          (350)           (223)
       -------------------------------------------------------------------------
       Net charge-offs                                     (364)           (457)
       Provision for loan losses                          1,150           1,840
       -------------------------------------------------------------------------
       Ending balance                                   $13,135         $12,349
       -------------------------------------------------------------------------
       Allowance for loan losses to nonaccrual loans     382.50%         325.15%
       Allowance for loan losses to total loans            2.20%           2.25%
       -------------------------------------------------------------------------

Capital Resources
Total shareholders' equity increased $11.0 million during 2000 and amounted to $89.2 million at December 31, 2000. The overall increase was mainly attributable to earnings retention of $6.6 million. Capital growth also resulted from a $4.2 million increase in accumulated other comprehensive income due to unrealized gains on securities. Stock option exercises increased shareholders' equity by $222 thousand in 2000. Cash dividends declared per share amounted to $.48 and $.44 in 2000 and 1999, respectively.

The ratio of total equity to total assets amounted to 7.3% at December 31, 2000, compared to 7.1% at December 31, 1999. Book value per share at December 31, 2000 amounted to $7.43, a 13.4% increase from the year-earlier amount of $6.55 per share.

The Corporation and the Bank are subject to various regulatory capital requirements. The Corporation and the Bank are categorized as well-capitalized under the regulatory framework for prompt corrective action. (See Note 15 to the Consolidated Financial Statements for additional discussion of capital requirements.)

Litigation
The Bank is party to a lawsuit filed by a former corporate customer and the customer's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by an officer and fifty percent shareholder of the customer. Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against the customer and its shareholders, as well as claims against the individual allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The discovery phase of the case has been completed, though the parties are attempting to resolve several discovery disputes. The Bank has also filed several motions, all of which seek dismissal of one or more of the plaintiffs' claims and/or exclusion of portions of the plaintiffs' evidence. The court began hearing argument on the motions on March 8, 2001, and has expressed a desire to hear further argument. There is currently no scheduled trial date. During discovery, the plaintiffs have offered various theories and amounts of alleged damages, ranging from $5.0 million to $12.7 million, plus interest thereon. The plaintiffs have also filed a motion to amend the complaint to add a claim for punitive damages. The court has deferred ruling on whether to permit this amendment. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

Recent Accounting Developments
Accounting for Derivative Instruments and Hedging Activities
Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" standardizes the accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires a corporation to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. This Statement defines conditions and criteria to be used in designating a derivative as a specific type of hedging instrument. SFAS No. 133 also explains the accounting for changes in the fair value of a derivative, which depends on the intended use and the resulting designation. Under this Statement, a corporation is required to establish at the inception of the hedge the method to be used for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the corporation's approach to managing risk. The Corporation adopted SFAS No. 133 effective January 1, 2001. The adoption of this standard did not have a material impact on the financial position and earnings of the Corporation.

Comparison of 1999 with 1998
Washington Trust recorded net income of $12.5 million, or $1.03 per diluted share, for 1999. Net income for 1998 amounted to $12.2 million, or $1.01 per diluted share.

Operating earnings for the fiscal year 1999 amounted to $12.8 million, an increase of 10.9% from $11.5 million earned in 1998. Diluted earnings per share, on an operating basis, amounted to $1.06 for 1999, up from $.95 per share in 1998. The Corporation's rates of return on average assets and average equity, on an operating basis, for 1999 were 1.21% and 16.04%, respectively. Comparable amounts for 1998 were 1.24% and 15.21%.

Fully taxable equivalent net interest income increased $3.1 million or 9.4% from 1999 to 1998 due primarily to growth in interest-earning assets and lower costs of funds. The net interest margins for 1999 and 1998 were 3.71% and 3.85%, respectively. The interest rate spread declined 6 basis points to 3.19% in 1999. Earning asset yields fell 34 basis points during 1999, while the cost of interest-bearing liabilities declined 28 basis points, thereby narrowing the net interest spread. Growth in the securities portfolios as well as interest expense associated with the increases in FHLB advances, were primarily responsible for the decrease in the net interest margin.

Noninterest income totaled $18.8 million and $16.5 million for 1999 and 1998, respectively. The $2.3 million increase resulted primarily from growth in revenues for trust and investment management services and income from BOLI, offset in part by a decline in revenue from mortgage banking activities. Trust and investment management revenue totaled $9.3 million for 1999, up 12.0% from 1998. BOLI was purchased during the second quarter of 1999 as a financing tool for employee benefits. Income from BOLI amounted to $676 thousand in 1999. Also included in other income was a $438 thousand net gain on sale of the credit card portfolio that occurred in the third quarter of 1999. Operating noninterest expenses (excluding acquisition related expenses) amounted to $33.8 million for 1999, up $3.0 million from 1998. The increase was primarily attributable to higher salaries and benefits expense and equipment costs. Equipment costs rose 13.0% over the prior year period due primarily to depreciation expense associated with 1998 investments in technology.

Total assets rose $110.5 million or 11.1% to $1.106 billion at December 31, 1999. Average assets amounted to $1.053 billion in 1999, up 13.6% from the prior year. Asset growth was primarily attributable to a $52.1 million increase in total loans and a $31.3 increase in the carrying value of securities. Included in other assets is BOLI, which amounted to $18.7 million at December 31, 1999. Increases in FHLB advances as well as total deposits funded the growth in assets. Average interest-bearing liabilities amounted to $869.2 million at December 31, 1999, up 14.7% from December 31, 1998.

Nonperforming assets amounted to $3.8 million or .35% of total assets at December 31, 1999, down from $6.1 million or .61% at December 31,1998. The Corporation's loan loss provision was $1.8 million and $1.9 million in 1999 and 1998, respectively. Net loan charge-offs amounted to $457 thousand in 1999, up from $248 thousand in 1998. The allowance for loan losses represented 2.25% of total loans at December 31, 1999 compared to 2.21% at December 31, 1998.

Shareholders' equity amounted to $78.2 million at December 31, 1999, compared to $78.4 million at December 31, 1998. The decline was mainly attributable to reductions in net unrealized gains on securities of $7.6 million. Capital growth resulted from $6.1 million of earnings retention and $941 thousand from stock option exercises. Book value per share amounted to $6.55 at December 31, 1999, down slightly from the year-earlier amount of $6.66 per share. The ratio of capital to assets was 7.1% and 7.9% at December 31, 1999 and 1998, respectively. Dividends paid per share amounted to $.44 in 1999, up 10.0% from the prior year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
Interest rate risk is one of the major market risks faced by the Corporation. The ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk. The objective of the ALCO is to manage assets and funding sources to produce results which are consistent with Washington Trust's liquidity, capital adequacy, growth, risk and profitability goals.

The ALCO manages the Corporation's interest rate risk using income simulation to measure interest rate risk inherent in the Corporation's on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60-month period.
The simulations assume that the size and general composition of the Corporation's balance sheet remain constant over the 60-month simulation horizon and take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. Non-contractual savings deposits are classified as short-term (three months or less) for both maturity and repricing purposes. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet. As of December 31, 2000 and December 31, 1999, net interest income simulation indicated exposure to changing interest rates over a 24-month horizon to a degree that remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months and no more than 10% over the second 12 months of the simulation horizon.

The following table summarizes the effect that interest rate shifts would have on net interest income for a 24-month period using the Corporation's on and off-balance sheet financial instruments as of December 31, 2000. Interest rates are assumed to shift by a parallel 200 basis points over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their historical insensitivity to rate changes. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenario used does not necessarily reflect the ALCO's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the Corporation for the same period. The following table presents these 24-month net interest income simulation results:

       (Dollars in thousands)
                                                                           Flat          Falling         Rising
                                                                          Rates           Rates           Rates
       ----------------------------------------------------------------------------------------------------------
       Interest-earning assets:
       Fixed rate mortgage-backed securities                             $18,307         $17,236         $18,741
       Adjustable rate mortgage-backed securities                         24,141          20,432          27,563
       Callable securities                                                 8,644           7,847           9,130
       Other securities                                                   22,449          19,964          24,779
       Fixed rate mortgages                                               21,664          20,400          22,442
       Adjustable rate mortgages                                          16,219          15,377          17,060
       Other fixed rate loans                                             35,770          34,221          37,317
       Other adjustable rate loans                                        29,625          25,970          33,272
       Interest rate floor contracts (net of premium amortization)          (120)            144            (120)
       ----------------------------------------------------------------------------------------------------------
       Total interest income                                             176,699         161,591         190,184
       ----------------------------------------------------------------------------------------------------------
       Interest-bearing liabilities:
       Core savings deposits                                              10,848           9,788          11,012
       Time deposits                                                      40,481          34,852          48,031
       FHLB advances                                                      47,341          42,988          51,888
       Other borrowings                                                      382             292             471
       ----------------------------------------------------------------------------------------------------------
       Total interest expense                                             99,052          87,920         111,402
       ----------------------------------------------------------------------------------------------------------
       Net interest income results as of December 31, 2000               $77,647         $73,671         $78,782
       ----------------------------------------------------------------------------------------------------------
       Net interest income results as of December 31, 1999               $72,038         $73,447         $68,158
       ----------------------------------------------------------------------------------------------------------

The ALCO estimates that the negative exposure of net interest income to falling rates results from the difficulty of reducing rates paid on deposits given the current level of interest rates. If rates were to fall sharply and remain at low levels for a sustained period, retail deposit rates would likely fall by a limited amount, while rates earned on assets would drop more rapidly. While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk since the repricing, maturity and prepayment characteristics of financial instruments, especially core savings deposits, may change to a different degree than estimated. In addition, since income simulations assume that the Corporation's balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The Corporation also monitors the potential change in market value of its available for sale debt securities in parallel rate shifts of up to 200 basis points. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard analytical techniques and securities data. The following table summarizes the potential change in market value of the Corporation's available for sale debt securities as of December 31, 2000 and 1999 resulting from immediate 200 basis point parallel rate shifts:

        (Dollars in thousands)
                                                                                         Falling         Rising
                                                                                          Rates           Rates
        ---------------------------------------------------------------------------------------------------------
        Security Type:
        U.S. Treasury and government-sponsored agency securities (noncallable)            $1,560        $(1,421)
        U.S. government-sponsored agency securities (callable)                               755         (1,560)
        Corporate securities                                                                 807           (842)
        Fixed rate mortgage-backed securities                                                358         (4,803)
        Adjustable rate mortgage-backed securities                                         3,501         (2,227)
        Fixed rate collateralized mortgage obligations                                        21           (251)
        Adjustable rate collateralized mortgage obligations                                  171         (2,146)
        ---------------------------------------------------------------------------------------------------------
        Total change in market value as of December 31, 2000                              $7,173       $(13,250)
        ---------------------------------------------------------------------------------------------------------
        Total change in market value as of December 31, 1999                              $7,795       $(14,149)
        ---------------------------------------------------------------------------------------------------------

The Corporation also monitors the potential change in market value of its available for sale debt securities using "value at risk" analysis. The anticipated maximum market value reduction for the bank's available for sale securities portfolio at December 31, 2000, including both debt and equity securities, was 3.5%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

At December 31, 2000, gap analysis showed that the Corporation's cumulative one-year gap was a negative $128.9 million, or 11.2% of earning assets. The following table details the amounts of interest-earning assets and interest-bearing liabilities at December 31, 2000 that are expected to mature or reprice in each of the time periods presented. To the extent applicable, amounts of assets and liabilities that mature or reprice within a particular period were determined in accordance with their contractual terms. Fixed rate mortgages, mortgage-backed securities and consumer installment loans have been allocated based on expected amortization and prepayment rates using standard industry assumptions. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are presented in the under three-month category. Management believes that gap analysis has substantial limitations as a measure of interest rate risk, as it does not address the effect of changes in interest rates nor the magnitude of resulting changes in net interest income. For this reason, the ALCO does not use gap analysis to establish interest rate risk targets or assess interest rate risk exposure.

The following table summarizes the Corporation's gap analysis as of December 31, 2000:

 (Dollars in thousands)
                                                3 Months       3 to 6       6 Months       1 to 5         Over
                                                 or Less       Months       to 1 Year       Years       5 Years
 ----------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
    Loans                                        $159,862        $47,398       $76,632      $197,432    $117,470
    Debt securities                               145,938         43,527        73,870       171,778      56,306
    Other                                          21,400              -             -             -      39,665
 ----------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                    327,200         90,925       150,502       369,210     213,441

 Interest-bearing liabilities:
    Deposits                                      401,667         48,088        61,707       111,196          14
    FHLB advances                                  71,424         52,868        58,500       164,933      29,637
    Other borrowings                                3,227              -             -             -           -
 ----------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities               476,318        100,956       120,207       276,129      29,651
 ----------------------------------------------------------------------------------------------------------------
 Interest sensitivity gap per period            $(149,118)      $(10,031)      $30,295       $93,081    $183,790
 ----------------------------------------------------------------------------------------------------------------
 Cumulative interest sensitivity gap            $(149,118)     $(159,149)    $(128,854)     $(35,773)   $148,017
 ----------------------------------------------------------------------------------------------------------------
 Cumulative interest sensitivity gap - 1999     $(160,584)     $(215,036)    $(244,217)     $(63,744)   $117,447
 ----------------------------------------------------------------------------------------------------------------

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

During 1995, the Corporation entered into interest rate floor contracts with a notional principal amount of $50 million and a five-year term maturing in February 2000. During 1998, the Corporation entered into additional floor contracts with a notional principal amount of $20 million and a five-year term maturing in March 2003. These contracts are intended to function as a hedge against reductions in interest income realized from prime-based loans. These contracts were purchased for a total premium of $1.2 million, which is amortized over the life of the contracts. The Corporation receives payment for these contracts if certain interest rates fall below specified levels. During 2000, the Corporation recorded premium amortization, net of income, of $67 thousand on its floor contracts. (See Note 7 to the Consolidated Financial Statements for additional information regarding the floor contracts.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements and supplementary data are contained herein.

    Description

    Independent Auditors' Report

    Consolidated Balance Sheets
             December 31, 2000 and 1999

    Consolidated Statements of Income
             For the Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Changes in Shareholders' Equity
             For the Years Ended December 31, 2000, 1999 and 1998

    Consolidated Statements of Cash Flows
             For the Years Ended December 31, 2000, 1999 and 1998

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

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Providence, Rhode Island
January 15, 2001

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                              (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


December 31,                                                                               2000             1999
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                                   $22,460          $27,091
Federal funds sold and other short-term investments                                        21,400           17,429
Mortgage loans held for sale                                                                1,639            1,647
Securities:
   Available for sale, at fair value                                                      386,611          330,431
   Held to maturity, at cost; fair value $125,368
     in 2000 and $112,868 in 1999                                                         124,915          116,372
-------------------------------------------------------------------------------------------------------------------
   Total securities                                                                       511,526          446,803

Federal Home Loan Bank stock, at cost                                                      19,558           17,627

Loans                                                                                     597,155          549,025
Less allowance for loan losses                                                             13,135           12,349
-------------------------------------------------------------------------------------------------------------------
   Net loans                                                                              584,020          536,676

Premises and equipment, net                                                                21,710           23,442
Accrued interest receivable                                                                 7,800            6,010
Other assets                                                                               27,954           28,880
-------------------------------------------------------------------------------------------------------------------
   Total assets                                                                        $1,218,067       $1,105,605
-------------------------------------------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                                                                $113,012         $102,384
   Savings                                                                                259,309          235,395
   Time                                                                                   363,363          322,974
-------------------------------------------------------------------------------------------------------------------
   Total deposits                                                                         735,684          660,753

Dividends payable                                                                           1,445            1,202
Federal Home Loan Bank advances                                                           377,362          352,548
Other borrowings                                                                            3,227            4,209
Accrued expenses and other liabilities                                                     11,163            8,726
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                    1,128,881        1,027,438
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares in 2000 and 1999; issued
   12,006,809 shares in 2000 and 11,925,571 shares in 1999                                    750              745
Paid-in capital                                                                            10,144            9,927
Retained earnings                                                                          74,265           67,686
Accumulated other comprehensive income (loss)                                               4,027             (191)
-------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                              89,186           78,167
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                          $1,218,067       $1,105,605
-------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                              (Dollars in thousands)
CONSOLIDATED STATEMENTS OF INCOME


Years ended December 31,                                                      2000           1999            1998
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                $49,423        $44,828         $43,869
   Interest on securities                                                     32,068         25,613          20,656
   Dividends on corporate stock and Federal Home Loan Bank stock               2,771          2,043           2,051
   Interest on federal funds sold and other short-term investments               837            518             650
--------------------------------------------------------------------------------------------------------------------
   Total interest income                                                      85,099         73,002          67,226
--------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                            4,383          4,043           3,834
   Time deposits                                                              19,841         15,871          16,744
   Federal Home Loan Bank advances                                            22,886         16,855          13,213
   Other                                                                         121            625             867
--------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                     47,231         37,394          34,658
--------------------------------------------------------------------------------------------------------------------
Net interest income                                                           37,868         35,608          32,568
Provision for loan losses                                                      1,150          1,840           1,879
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           36,718         33,768          30,689
--------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust and investment management                                            10,544          9,314           8,315
   Service charges on deposit accounts                                         3,297          3,169           2,955
   Merchant processing fees                                                    2,144          1,535           1,221
   Income from bank-owned life insurance                                       1,047            676               -
   Mortgage banking activities                                                   585          1,376           2,218
   Net gains on sales of securities                                              760            678             504
   Net gain on sale of credit card portfolio                                       -            438               -
   Other income                                                                1,335          1,640           1,304
--------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                   19,712         18,826          16,517
--------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                             19,750         18,294          16,550
   Net occupancy                                                               2,601          2,494           2,412
   Equipment                                                                   3,592          3,122           2,763
   Legal, audit and professional fees                                          1,883          1,079           1,027
   Merchant processing costs                                                   1,707          1,313           1,005
   Advertising and promotion                                                   1,196            991             799
   Office supplies                                                               641            732             774
   Acquisition related expenses                                                1,035          1,552               -
   Other                                                                       5,143          5,752           5,463
--------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                  37,548         35,329          30,793
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    18,882         17,265          16,413
Income tax expense                                                             5,673          4,754           4,235
--------------------------------------------------------------------------------------------------------------------
   Net income                                                                $13,209        $12,511         $12,178
--------------------------------------------------------------------------------------------------------------------

Per share information:
Basic earnings per share                                                       $1.10          $1.05           $1.04
Diluted earnings per share                                                     $1.09          $1.03           $1.01
Cash dividends declared per share (1)                                           $.48           $.44            $.40

(1) Represents historical per share dividends declared by Washington Trust Bancorp, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                   (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                                Accumulated
                                                                                   Other
                                         Common     Paid-in      Retained      Comprehensive    Treasury
                                         Stock      Capital      Earnings      Income (Loss)      Stock      Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                 $745       $9,927      $67,686           $(191)          $ -       $78,167
Net income                                                         13,209                                      13,209
Other comprehensive income, net of tax:
   Net unrealized gains on securities,
     net of reclassification adjustment                                             4,218                       4,218
                                                                                                             ---------
Comprehensive income                                                                                           17,427
Cash dividends declared                                            (6,630)                                     (6,630)
Shares issued                                 5          217                                                      222
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               $750      $10,144      $74,265          $4,027           $ -       $89,186
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1999                 $737       $8,986      $61,581          $7,401         $(354)      $78,351
Net income                                                         12,511                                      12,511
Other comprehensive loss, net of tax:
   Net unrealized losses on securities,
     net of reclassification adjustment                                            (7,592)                     (7,592)
                                                                                                             ---------
Comprehensive income                                                                                            4,919
Cash dividends declared                                            (6,406)                                     (6,406)
Shares issued                                 8        1,319                                         12         1,339
Shares retired                                          (378)                                       378             -
Shares repurchased                                                                                  (36)          (36)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               $745       $9,927      $67,686           $(191)          $ -       $78,167
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1998                 $523       $9,776      $55,373          $7,074         $(687)      $72,059
Net income                                                         12,178                                      12,178
Other comprehensive income, net of tax:
   Net unrealized gains on securities,
     net of reclassification adjustment                                               327                         327
                                                                                                             ---------
Comprehensive income                                                                                           12,505
Cash dividends declared                                            (5,763)                                     (5,763)
Stock split in form of stock dividend       207                      (207)                                          -
Shares issued                                 7         (790)                                     3,338         2,555
Shares repurchased                                                                               (3,005)       (3,005)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1998               $737       $8,986      $61,581          $7,401         $(354)      $78,351
----------------------------------------------------------------------------------------------------------------------


Disclosure of Reclassification Amount:
Years ended December 31,                                                       2000             1999              1998
-----------------------------------------------------------------------------------------------------------------------
Net unrealized holding gains (losses) arising during the period               $6,631         $(10,827)          $1,025
Less:  Income tax effect                                                      (1,919)           3,682             (381)
       Reclassification adjustment for net gains included in
         net income                                                             (760)            (678)            (504)
       Income tax effect on reclassification adjustment                          266              231              187
-----------------------------------------------------------------------------------------------------------------------
Net unrealized gains (losses) on securities                                   $4,218          $(7,592)            $327
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31,                                                   2000             1999              1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                            $13,209            $12,511          $12,178
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                             1,150              1,840            1,879
     Depreciation of premises and equipment                                3,308              3,004            2,637
     Accretion of discount (in excess of) less than
       amortization of premium on debt securities                           (149)               461            1,001
     Deferred income tax benefit                                            (681)              (741)            (379)
     Increase in bank-owned life insurance cash surrender value           (1,047)              (676)               -
     Net gains on sales of securities                                       (760)              (678)            (504)
     Net gains on loan sales                                                (322)              (695)          (1,436)
     Net gain on sale of credit card portfolio                                 -               (438)               -
     Proceeds from sale of credit card portfolio                               -              5,192                -
     Proceeds from sales of loans                                         23,769             47,627           89,533
     Loans originated for sale                                           (23,437)           (42,785)         (90,940)
     Increase in accrued interest receivable                              (1,790)               (97)            (741)
     Decrease (increase) in other assets                                     275             (1,424)             387
     Increase in accrued expenses and other liabilities                    2,912              1,432              629
     Other, net                                                            1,075              1,782            1,551
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                              17,512             26,315           15,795
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities: Securities available for sale:
     Purchases                                                          (128,227)          (168,644)        (232,273)
     Proceeds from sales                                                  40,288             81,398           95,666
     Maturities and principal repayments                                  38,507             65,379           58,621
   Securities held to maturity:
     Purchases                                                           (22,745)           (54,948)         (52,582)
     Maturities and principal repayments                                  14,235             34,212            8,727
   Purchases of Federal Home Loan Bank stock                              (1,931)            (1,044)            (139)
   Principal collected on loans under loan originations                  (48,756)           (57,622)          (7,289)
   Proceeds from sales of other real estate owned                             95                513            1,381
   Purchases of premises and equipment                                    (1,813)            (2,510)          (3,861)
   Purchase of bank-owned life insurance                                       -            (18,000)               -
---------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                (110,347)          (121,266)        (131,749)
---------------------------------------------------------------------------------------------------------------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                              (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Continued)


Years ended December 31,                                                   2000             1999              1998
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                               74,931            32,990            54,960
   Net decrease in other borrowings                                         (982)          (10,824)           (5,305)
   Proceeds from Federal Home Loan Bank advances                         404,500           550,837           611,300
   Repayment of Federal Home Loan Bank advances                         (379,686)         (462,395)         (534,195)
   Repayment of obligations under capital leases                               -               (21)              (21)
   Purchase of treasury stock                                                  -               (36)           (3,005)
   Net effect of common stock transactions                                  (201)              475             1,012
   Cash dividends paid                                                    (6,387)           (6,209)           (5,685)
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                              92,175           104,817           119,061
---------------------------------------------------------------------------------------------------------------------
   Net (decrease) increase in cash and cash equivalents                     (660)            9,866             3,107
   Cash and cash equivalents at beginning of year                         44,520            34,654            31,547
---------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                              $43,860           $44,520           $34,654
---------------------------------------------------------------------------------------------------------------------


Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                      $109              $576              $789
   Loans charged off                                                         683               967               653
   Loans made to facilitate the sale of other real estate owned               60               180                61
   Increase (decrease) in unrealized gain on securities
      available for sale, net of tax                                       4,218            (7,592)              327

   Increase in paid-in capital resulting from tax benefits on
      stock option exercises                                                 423               864             1,543

Supplemental Disclosures:
   Interest payments                                                     $45,970           $36,690           $34,761
   Income tax payments                                                     5,838             4,363             2,324


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2000 and 1999

General
Washington Trust Bancorp, Inc. (the "Corporation") is a publicly owned, registered bank holding company, organized under the laws of the State of Rhode Island. The Corporation provides a complete product line of financial services through its wholly owned subsidiary, The Washington Trust Company (the "Bank"), a Rhode Island chartered commercial bank. The Bank was originally chartered in 1800 and provides a variety of financial services including commercial, residential and consumer lending, retail and commercial deposit products and trust and investment management services through its branch offices in Rhode Island and Connecticut. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

The activities of the Corporation and the Bank are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the FDIC, respectively. Both companies are subject to various Rhode Island and Connecticut business and banking regulations.

On June 26, 2000, the Corporation completed its acquisition of Phoenix Investment Management Company, Inc. ("Phoenix"), an independent investment advisory firm. Pursuant to the Agreement and Plan of Merger, dated April 24, 2000, the Corporation issued 1,010,808 shares of its common stock to the shareholders of Phoenix. For the years ended December 31, 1999 and 1998, investment management revenues of Phoenix totaled $3.4 million and $3.1 million, respectively. Net income of Phoenix for 1999 and 1998 amounted to $1.9 million and $1.7 million, respectively. Dividends paid to Phoenix shareholders totaled $1.8 million for 1999 and $1.7 million for 1998. Expenses directly attributable to the second quarter 2000 acquisition of Phoenix amounted to $1.1 million, after income taxes, and primarily consisted of legal and investment advisory fees.

On August 25, 1999, the Corporation completed its acquisition of Pier Bank, a Rhode Island chartered community bank headquartered in South Kingstown, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated February 22, 1999, the Corporation issued 746,345 shares of its common stock to the shareholders of Pier Bank. At December 31, 1998, Pier Bank had total assets of $59.4 million and total shareholders' equity of $4.5 million. For the year ended December 31, 1998, Pier Bank's net income amounted to $459 thousand. Expenses directly attributable to the third quarter 1999 acquisition of Pier Bank amounted to $1.3 million, net of income taxes, and consisted mainly of professional fees, data processing/integration costs, write-down of assets and severance obligations. Pier Bank asset write-downs amounted to $126 thousand and consisted of fixed assets, primarily obsolete technology equipment, abandoned in connection with the acquisition.

Acquisition related expenses were charged to earnings at the dates of combination. The acquisitions were accounted for under the pooling of interests method and, accordingly, the financial statements and other financial information of the Corporation have been restated to reflect the acquisitions at the beginning of the earliest period presented.

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

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank ("FHLB") of Boston. As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank may redeem FHLB stock in excess of the minimum required. In addition, the FHLB may require members to redeem stock in excess of the requirement. FHLB stock is redeemable at par, which equals cost. Since no market exists for these shares, they are valued at par.

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

OREO is stated at the lower of cost or fair value minus estimated costs to sell at the date of acquisition or classification to OREO status. Fair value of such assets is determined based on independent appraisals and other relevant factors. Any write-down to fair value at the time of foreclosure is charged to the allowance for loan losses. A valuation allowance is maintained for declines in market value and for estimated selling expenses. Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in foreclosed property costs.

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

Earnings Per Share (EPS)
Diluted EPS is computed by dividing net income by the average number of common shares and common stock equivalents outstanding. Common stock equivalents arise from the assumed exercise of outstanding stock options, if dilutive. The computation of basic EPS excludes common stock equivalents from the denominator.

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

Derivative Instruments and Hedging Activities
In 1998, the FASB issued SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 establishes accounting and reporting standards for all derivative instruments, including certain derivative instruments embedded in other financial instruments, and for hedging activities. The standard requires an entity to record all derivatives, at fair value, as either assets or liabilities on the balance sheet. The change in a derivative's fair value is to be recorded either in current period earnings or other comprehensive income depending on whether the derivative qualifies for hedge accounting and the hedge classification. The Corporation adopted SFAS No. 133 effective January 1, 2001. The adoption of this standard did not have a material impact on the financial position and earnings of the Corporation.

(2) Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Federal Reserve Board. Such reserve balances amounted to $6.4 million and $6.0 million at December 31, 2000 and 1999, respectively.

(3) Securities
Securities are summarized as follows:

       (Dollars in thousands)
                                                       Amortized      Unrealized      Unrealized          Fair
       December 31, 2000                                 Cost            Gains          Losses            Value
       ----------------------------------------------------------------------------------------------------------
       Securities Available for Sale:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies           $86,163          $1,162          $(241)         $87,084
       Mortgage-backed securities                        240,436           1,462         (1,042)         240,856
       Corporate bonds                                    39,086             348           (869)          38,565
       Corporate stocks                                   14,314           6,494           (702)          20,106
       ----------------------------------------------------------------------------------------------------------
       Total securities available for sale               379,999           9,466         (2,854)         386,611
       ----------------------------------------------------------------------------------------------------------
       Securities Held to Maturity:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies            35,135             265           (121)          35,279
       Mortgage-backed securities                         66,715             685           (467)          66,933
       States and political subdivisions                  23,065             121            (30)          23,156
       ----------------------------------------------------------------------------------------------------------
       Total securities held to maturity                 124,915           1,071           (618)         125,368
       ----------------------------------------------------------------------------------------------------------
       Total securities                                 $504,914         $10,537        $(3,472)        $511,979
       ----------------------------------------------------------------------------------------------------------

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
       ----------------------------------------------------------------------------------------------------------

Included in corporate stocks at December 31, 2000 are preferred stocks, which are callable at the discretion of the issuer, with an amortized cost of $9.6 million and a fair value of $9.3 million. Call features on these stocks range from four months to seven years.

The contractual maturities and weighted average yields of debt securities are summarized below. Weighted average yields are computed on a fully taxable basis. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.

       (Dollars in thousands)                                           Weighted
                                                Amortized      Fair      Average
       December 31, 2000                           Cost       Value       Yield
       -------------------------------------------------------------------------
       Securities Available for Sale:
       Due in 1 year or less                      $59,129     $59,199      6.89%
       After 1 but within 5 years                 164,355     165,409      7.01%
       After 5 but within 10 years                 74,485      75,057      7.10%
       After 10 years                              67,716      66,840      7.36%
       -------------------------------------------------------------------------
       Total debt securities available for sale   365,685     366,505      7.07%
       -------------------------------------------------------------------------
       Securities Held to Maturity:
       Due in 1 year or less                       23,466      23,553      6.50%
       After 1 but within 5 years                  64,169      64,460      6.25%
       After 5 but within 10 years                 30,264      30,316      5.96%
       After 10 years                               7,016       7,039      6.81%
       -------------------------------------------------------------------------
       Total debt securities held to maturity     124,915     125,368      6.26%
       -------------------------------------------------------------------------
       Total debt securities                     $490,600    $491,873      6.87%
       -------------------------------------------------------------------------

At December 31, 2000, the Corporation owned debt securities with an aggregate carrying value of $62.5 million that are callable at the discretion of the issuers. The majority of these securities are U.S. Treasury and government-sponsored agency obligations, included in both the available for sale and held to maturity categories. Final maturities of these securities range from twenty-six months to thirty years with call features ranging from one month to seven years.

The following is a summary of amounts relating to sales of securities available for sale:

       (Dollars in thousands)

       Years ended December 31,           2000            1999            1998
       -------------------------------------------------------------------------
       Proceeds from sales              $40,288         $81,398         $95,666
       -------------------------------------------------------------------------
       Realized gains                    $1,358          $2,213          $1,161
       Realized losses                     (598)         (1,535)           (657)
       -------------------------------------------------------------------------
       Net realized gains                  $760            $678            $504
       -------------------------------------------------------------------------

Securities available for sale and held to maturity with a fair value of $65.3 million and $46.9 million were pledged to secure Treasury Tax and Loan deposits, borrowings and public deposits at December 31, 2000 and 1999, respectively. In addition, securities available for sale and held to maturity with a fair value of $31.2 million and $52.0 million were collateralized for the discount window at the Federal Reserve Bank at December 31, 2000 and 1999, respectively. There were no borrowings with the Federal Reserve Bank at either date.

(4) Loans
The following is a summary of loans:

       (Dollars in thousands)

       December 31,                                      2000            1999
       -------------------------------------------------------------------------
       Commercial and other:
         Mortgages (1)                                 $121,817        $113,719
         Construction and development (2)                 2,809           2,902
         Other (3)                                      115,202         115,739
       -------------------------------------------------------------------------
         Total commercial and other                     239,828         232,360
       Residential real estate:
         Mortgages                                      236,595         212,719
         Homeowner construction                          14,344          12,995
       -------------------------------------------------------------------------
         Total residential real estate                  250,939         225,714
       Consumer                                         106,388          90,951
       -------------------------------------------------------------------------
       Total loans                                     $597,155        $549,025
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

Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 2000 and 1999 was $3.4 million and $3.8 million, respectively. Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $411 thousand in 2000 and $447 thousand in 1999. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $250 thousand in 2000 and $217 thousand in 1999. Included in nonaccrual loans at December 31, 2000 and 1999 are loans amounting to $118 thousand and $142 thousand, respectively, whose terms have been restructured.

Impaired Loans
Impaired loans consist of all nonaccrual commercial loans. The following is a summary of impaired loans:

       (Dollars in thousands)

       December 31,                                       2000            1999
       -------------------------------------------------------------------------
       Impaired loans requiring an allowance               $813          $1,668
       Impaired loans not requiring an allowance          1,301             371
       -------------------------------------------------------------------------
       Total recorded investment in impaired loans       $2,114          $2,039
       -------------------------------------------------------------------------


       (Dollars in thousands)

       Years ended December 31,                           2000            1999
       -------------------------------------------------------------------------
       Average recorded investment in impaired loans     $2,056          $3,418
       -------------------------------------------------------------------------
       Interest income recognized on impaired loans        $191            $351
       -------------------------------------------------------------------------

Mortgage Servicing Activities
At December 31, 2000 and 1999, mortgage loans sold to others and serviced by the Corporation on a fee basis under various agreements amounted to $180.6 million and $193.9 million, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets.

The following is a summary of capitalized mortgage servicing rights:

       (Dollars in thousands)

       December 31,                                        2000            1999
       -------------------------------------------------------------------------
       Balance at beginning of year                        $996            $808
       Additions                                             27             313
       Amortization                                        (118)           (125)
       -------------------------------------------------------------------------
       Balance at end of year                              $905            $996
       -------------------------------------------------------------------------

Capitalized mortgage servicing rights are periodically evaluated for impairment. As of December 31, 2000 and 1999, the balance of the valuation allowance amounted to $320 thousand.

Loans to Related Parties
The Corporation has made loans in the ordinary course of business to certain directors and executive officers including their immediate families and their affiliated companies. Such loans were made under normal interest rate and collateralization terms. Activity related to these loans in 2000 and 1999 was as follows:

       (Dollars in thousands)

       December 31,                                       2000            1999
       -------------------------------------------------------------------------
       Balance at beginning of year                      $2,279          $2,455
       Additions                                          2,061           1,406
       Reductions                                        (1,749)         (1,582)
       -------------------------------------------------------------------------
       Balance at end of year                            $2,591          $2,279
       -------------------------------------------------------------------------

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

       (Dollars in thousands)

       Years ended December 31,                       2000      1999      1998
       -------------------------------------------------------------------------
       Balance at beginning of year                 $12,349   $10,966    $9,335
       Provision charged to expense                   1,150     1,840     1,879
       Recoveries of loans previously charged off       319       510       405
       Loans charged off                               (683)     (967)     (653)
       -------------------------------------------------------------------------
       Balance at end of year                       $13,135   $12,349   $10,966
       -------------------------------------------------------------------------

Included in the allowance for loan losses at December 31, 2000, 1999 and 1998 was an allowance for impaired loans amounting to $209 thousand, $475 thousand and $803 thousand, respectively.

(6) Premises and Equipment
The following is a summary of premises and equipment:

       (Dollars in thousands)

       December 31,                                       2000            1999
       -------------------------------------------------------------------------
       Land and improvements                             $2,099          $2,245
       Premises and improvements                         25,114          24,624
       Furniture, fixtures and equipment                 19,319          18,456
       -------------------------------------------------------------------------
                                                         46,532          45,325
       Less accumulated depreciation                     24,822          21,883
       -------------------------------------------------------------------------
       Total premises and equipment, net                $21,710         $23,442
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

       (Dollars in thousands)

       December 31,                                                                       2000            1999
       ----------------------------------------------------------------------------------------------------------
       Financial  instruments  whose  contract  amounts  represent  credit risk:
         Commitments to extend credit:
          Commercial loans                                                               $32,145         $38,380
          Home equity lines                                                               45,876          38,428
          Other loans                                                                     20,241          15,479
         Standby letters of credit                                                         2,246             500
       Financial instruments whose notional amounts exceed the amount of credit risk:
         Interest rate floor contracts                                                    20,000          70,000

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

Interest Rate Risk Management Agreements
The Corporation uses interest rate swaps and floors from time to time as part of its interest rate risk management strategy. Swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount. A floor is a purchased contract that entitles the Corporation to receive payment from a counterparty if a rate index falls below a contractual rate. The amount of the payment is the difference between the contractual floor rate and the rate index multiplied by the notional principal amount of the contract. If the rate index does not fall below the contractual floor rate, no payment is received. The credit risk associated with swap and floor transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and thus, are not a measure of the Corporation's potential loss exposure.

During 1995, the Corporation entered into interest rate floor contracts with a total notional amount of $50 million that matured in February 2000. The Corporation received payment under the 1995 contracts with a total notional value of $30 million when the prime rate fell below 9.0% and on the remaining $20 million when 3-month LIBOR at quarterly resetting dates was below 6.19%. In March 1998, the Corporation entered into a five-year interest rate floor contract with a notional amount of $20 million that matures in February 2003.
The 1998 floor contract entitles the Corporation to receive payment from counterparts if the three-month LIBOR rate falls below 5.50%. The purpose of the floor contracts is to offset the risk of future reductions in interest earned on certain floating rate loans. The 3-month LIBOR applicable to the outstanding floor contract at December 31, 2000 was 6.40%. At December 31, 2000, the fair value, or the value to the Corporation of terminating the contracts, was $98 thousand. The remaining unamortized premium for these contracts, included in other assets, amounted to $133 thousand at December 31, 2000.

The Corporation has not terminated any interest rate swap agreements or floor contracts and there are no unamortized deferred gains or losses.

(8) Other Real Estate Owned
Other real estate owned is included in other assets on the Corporation's consolidated balance sheets. An analysis of the composition of OREO follows:

        (Dollars in thousands)

        December 31,                                       2000            1999
        ------------------------------------------------------------------------
        Residential real estate                             $ -             $43
        Commercial real estate                                -              55
        Repossessed assets                                   11              45
        Land                                                 37               -
        ------------------------------------------------------------------------
                                                             48             143
        Valuation allowance                                 (39)            (94)
        ------------------------------------------------------------------------
        Other real estate owned, net                         $9             $49
        ------------------------------------------------------------------------

An analysis of the activity relating to OREO follows:

        (Dollars in thousands)

        Years ended December 31,                           2000            1999
        ------------------------------------------------------------------------
        Balance at beginning of year                       $143            $312
        Net transfers from loans                            109             576
        Sales                                              (154)           (745)
        Other                                               (50)              -
        ------------------------------------------------------------------------
                                                             48             143
        Valuation allowance                                 (39)            (94)
        ------------------------------------------------------------------------
        Other real estate owned, net                         $9             $49
        ------------------------------------------------------------------------

The following is an analysis of activity relating to the OREO valuation allowance:

        (Dollars in thousands)

        Years ended December 31,           2000            1999            1998
        ------------------------------------------------------------------------
        Balance at beginning of year        $94             $69             $76
        Provision charged to expense          3              99              14
        Sales                                (8)            (53)             (1)
        Selling expenses incurred             -             (21)            (20)
        Other                               (50)              -               -
        ------------------------------------------------------------------------
        Balance at end of year              $39             $94             $69
        ------------------------------------------------------------------------

Net realized gains on dispositions of properties amounted to $44 thousand, $39 thousand, and $50 thousand in 2000, 1999 and 1998, respectively. These amounts are included in other noninterest expense in the Consolidated Statements of Income.

(9) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2000 were as follows:

        (Dollars in thousands)

        Years ending December 31:        2001                          $252,224
                                         2002                            99,243
                                         2003                             8,116
                                         2004                             3,015
                                         2005                               751
                                         2006 and thereafter                 14
        ------------------------------------------------------------------------
        Balance at December 31, 2000                                   $363,363
        ------------------------------------------------------------------------

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $122.9 million and $100.6 million at December 31, 2000 and 1999, respectively.

(10) Borrowings

Federal Home Loan Bank Advances
The following table presents scheduled maturities and weighted average interest rates paid on FHLB advances outstanding at December 31, 2000:

       (Dollars in thousands)                           Weighted
                                                      Average Rate      Amount
       -------------------------------------------------------------------------

       Years ending December 31:    2001                  6.43%        $176,977
                                    2002                  6.37%          70,412
                                    2003                  6.29%          61,007
                                    2004                  6.27%          19,159
                                    2005                  6.38%           3,208
                                    2006 and thereafter   5.95%          46,599
       -------------------------------------------------------------------------
       Balance at December 31, 2000                                    $377,362
       -------------------------------------------------------------------------

Included in the outstanding amounts disclosed are callable advances totaling $42.5 million. Call features on these advances range from one to five years. In addition to the outstanding advances, the Bank also has access to an unused line of credit amounting to $8.0 million at December 31, 2000. Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances. Qualified collateral may consist of residential mortgage loans, U.S. government or agency securities, and amounts maintained on deposit at the FHLB. The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2000.

Other Borrowings
The following is a summary of other borrowings:

        (Dollars in thousands)

        December 31,                                      2000            1999
        ------------------------------------------------------------------------
        Treasury, Tax and Loan demand note balance       $2,813          $3,948
        Other                                               414             261
        ------------------------------------------------------------------------
        Other borrowings                                 $3,227          $4,209
        ------------------------------------------------------------------------

There were no securities sold under repurchase agreements outstanding at December 31, 2000 and 1999. Securities sold under repurchase agreements generally mature within 90 days. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability. The following is a summary of amounts relating to securities sold under repurchase agreements:

        (Dollars in thousands)

        Years ended December 31,                         2000    1999     1998
        ------------------------------------------------------------------------
        Maximum amount outstanding at any month-end      $ -   $23,525  $26,767
        Average amount outstanding                       $ -   $10,316  $13,323
        Weighted average rate                              -      5.05%    5.56%

(11) Employee Benefits
Defined Benefit Pension Plans
The Corporation's noncontributory tax-qualified defined benefit pension plan covers substantially all employees. Benefits are based on an employee's years of service and highest 3-year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act. The prepaid benefit costs relating to the defined benefit pension plan amounted to $63 thousand and $448 thousand at December 31, 2000 and 1999, respectively.

The Corporation has a nonqualified retirement plan to provide supplemental retirement benefits to certain employees, as defined in the plan. The accrued pension liability related to this plan amounted to $534 thousand and $400 thousand at December 31, 2000 and 1999, respectively. The actuarial assumptions used for this supplemental plan are the same as those used for the Corporation's tax-qualified pension plan. The projected benefit obligation for this plan amounted to $1.4 million and $1.1 million at September 30, 2000 and 1999, respectively.

The following is a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Corporation's defined benefit pension plans:

       (Dollars in thousands)

       Years ended September 30,                               2000       1999
       -------------------------------------------------------------------------
       Change in Benefit Obligation:
       Benefit obligation at beginning of plan year          $13,823    $14,479
       Service cost                                              722        652
       Interest cost                                           1,013      1,001
       Amendments                                                  -        174
       Actuarial loss (gain)                                      63     (1,801)
       Benefits paid                                            (693)      (682)
       -------------------------------------------------------------------------
       Benefit obligation at end of plan year                $14,928    $13,823
       -------------------------------------------------------------------------
       Change in Plan Assets:
       Fair value of plan assets at beginning of plan year   $17,780    $16,349
       Actual return on plan assets                            1,297      2,053
       Employer contribution                                      61         60
       Benefits paid                                            (693)      (682)
       -------------------------------------------------------------------------
       Fair value of plan assets at end of plan year         $18,445    $17,780
       -------------------------------------------------------------------------


Certain changes in the items shown are not recognized as they occur, but are amortized systematically over subsequent periods. Unrecognized amounts to be amortized and the amounts included in the Consolidated Balance Sheets are as follows:

       (Dollars in thousands)

                                                              2000        1999
       -------------------------------------------------------------------------
       Funded status at September 30,                        $3,517      $3,957
       Unrecognized transition asset                            (43)        (49)
       Unrecognized prior service cost                          533         620
       Unrecognized net actuarial gain                       (4,478)     (4,480)
       -------------------------------------------------------------------------
       (Accrued) prepaid benefit cost at December 31,         $(471)        $48
       -------------------------------------------------------------------------

       September 30,                                           2000        1999
       -------------------------------------------------------------------------
       Assumptions Used:
       Discount rate                                           7.75%       7.50%
       Expected return on plan assets                          8.50%       8.50%
       Rate of compensation increase                           5.00%       5.00%

The components of net pension cost include the following:

       (Dollars in thousands)

       Years ended December 31,                      2000      1999       1998
       -------------------------------------------------------------------------
       Components of Net Periodic Benefit Cost:
       Service cost                                   $722      $652       $502
       Interest cost                                 1,013     1,002        915
       Expected return on plan assets               (1,229)   (1,106)      (992)
       Amortization of transition asset                 (6)       (6)        (6)
       Amortization of prior service cost               87        75         75
       Recognized net actuarial (gain) loss             (8)       11          6
       -------------------------------------------------------------------------
       Net periodic benefit cost                      $579       $628      $500
       -------------------------------------------------------------------------

401(k) Plan
The Corporation's 401(k) Plan provides a specified match of employee contributions for substantially all employees. Total employer matching contributions under this plan amounted to $320 thousand, $275 thousand and $256 thousand in 2000, 1999 and 1998, respectively.

Profit Sharing Plan
The Corporation has a nonqualified profit sharing plan that rewards employees, excluding those key employees participating in the Short-Term Incentive Plan, for their contributions to the Corporation's success. The annual profit sharing benefit is determined by a formula tied to return on equity and is subject to approval by the Corporation's Board of Directors each year. The amount of the profit sharing benefit was $392 thousand, $333 thousand and $322 thousand for 2000, 1999 and 1998, respectively.

Short-Term Incentive Plan
The Corporation's nonqualified Short-Term Incentive Plan rewards key employees for their contributions to the Corporation's success. This plan provides for annual payments up to a maximum percentage of each participant's base salary, which percentages vary among participants. Payment amounts are based on the achievement of target levels of return on equity and/or the achievement of individual objectives. Participants in this plan are not eligible to receive benefits provided under the profit sharing component of the Savings and Profit Sharing Plan. The expense of the Short-Term Incentive Plan amounted to $1.3 million, $969 thousand and $688 thousand in 2000, 1999 and 1998, respectively.

Other Incentive Plans
In connection with the acquisition of Phoenix, there are incentive compensation arrangements based on current and future year revenue goals. The expense recognized for these arrangements in 2000, applicable to the period subsequent to the June 26, 2000 acquisition date, amounted to $200 thousand. In addition, the Corporation has other nonqualified incentive plans. Certain employees, who do not participate in the profit sharing plan or the Short-Term Incentive Plan, participate in one of these plans. The incentives are based on a variety of plan specific factors, including general organizational profitability, product line result, and individual business development goals. The aggregate cost of these various plans amounted to $963 thousand, $717 thousand and $799 thousand in 2000, 1999 and 1998, respectively.

Directors' Retainer Continuation Plan
The Corporation previously offered a nonqualified plan that provided retirement benefits to non-officer directors. In 1996, the provisions of the plan were terminated for active directors and the related accrued benefit was settled. The benefits provided under this plan continue for retired directors. The expense of this plan is included in other noninterest expense and amounted to $24 thousand, $24 thousand and $25 thousand for 2000, 1999 and 1998, respectively. Accrued and unpaid benefits under this plan are an unfunded obligation of the Bank. The accrued liability related to this plan amounted to $241 thousand and $248 thousand at December 31, 2000 and 1999, respectively.

Deferred Compensation Plan
The Corporation's Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers. The plan is funded primarily through pre-tax contributions made by the participants. The
Corporation has recorded the assets and liabilities for the deferred compensation plan at the lower of cost or market in the consolidated balance sheets. The participants in the plan bear the risk of market fluctuations of the underlying assets. The accrued liability related to this plan amounted to $1.2 million and $953 thousand at December 31, 2000 and 1999, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. The corresponding invested assets are reported in other assets.

(12) Income Taxes
The components of income tax expense were as follows:

        (Dollars in thousands)

        Years ended December 31,            2000            1999          1998
        ------------------------------------------------------------------------
        Current tax expense:
           Federal                         $6,311          $5,446        $4,564
           State                               43              49            50
        ------------------------------------------------------------------------
           Total current tax expense        6,354           5,495         4,614
        ------------------------------------------------------------------------
        Deferred tax benefit:
           Federal                           (681)           (741)         (371)
           State                                -               -            (8)
        ------------------------------------------------------------------------
           Total deferred tax benefit        (681)           (741)         (379)
        ------------------------------------------------------------------------
        Total income tax expense           $5,673          $4,754        $4,235
        ------------------------------------------------------------------------

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes. The reasons for the differences were as follows:

        (Dollars in thousands)

        Years ended December 31,                          2000    1999    1998
        ------------------------------------------------------------------------
        Tax expense at Federal statutory rate            $6,609  $5,239  $5,052
        Increase (decrease) in taxes resulting from:
           Tax-exempt income                               (377)   (457)   (401)
           Acquisition related expenses                      89     268       -
           Dividends received deduction                    (259)   (246)   (261)
           Bank-owned life insurance                       (366)   (237)      -
           State tax, net of Federal income tax benefit      28      32      26
           Other                                            (51)    155    (181)
        ------------------------------------------------------------------------
        Total income tax expense                         $5,673  $4,754  $4,235
        ------------------------------------------------------------------------

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2000 and 1999 are as follows:

        (Dollars in thousands)

        December 31,                                        2000          1999
        ------------------------------------------------------------------------
        Gross deferred tax assets:
           Allowance for loan losses                       $4,468        $4,211
           Deferred compensation                              414           242
           Deferred loan origination fees                     317           366
           Net operating loss carryover                       250           292
           Other                                              915           987
        ------------------------------------------------------------------------
        Gross deferred tax assets                           6,364         6,098
        ------------------------------------------------------------------------
        Gross deferred tax liabilities:
           Securities available for sale                   (2,315)         (252)
           Deferred loan origination costs                   (862)         (811)
           Premises and equipment                            (759)       (1,060)
           Pension                                            (11)         (146)
           Other                                             (276)         (306)
        ------------------------------------------------------------------------
        Gross deferred tax liabilities                     (4,223)       (2,575)
        ------------------------------------------------------------------------
        Net deferred tax asset                             $2,141        $3,523
        ------------------------------------------------------------------------

In addition to future taxable income and the reversal of deferred tax liabilities, a primary source of recovery of deferred tax assets is taxes paid in prior years available for carryback.

(13) Operating Leases
At December 31, 2000, the Corporation was committed to rent premises used in banking operations under noncancellable operating leases. Rental expense under the operating leases amounted to $604 thousand, $478 thousand and $526 thousand for 2000, 1999 and 1998, respectively. The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

        (Dollars in thousands)

        Years ending December 31:      2001                                $418
                                       2002                                 311
                                       2003                                 246
                                       2004                                 223
                                       2005                                  51
        ------------------------------------------------------------------------
                                                                         $1,249
        ------------------------------------------------------------------------

(14) Litigation
On January 28, 1997, a suit was filed against the Bank in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president, treasurer and fifty percent shareholder, which allegedly occurred between 1986 and 1995. The suit alleges that the Bank erred in permitting this individual, while an officer of Maxson, to transfer funds from Maxson's account at the Bank for his personal benefit. The claims against the Bank are based upon theories of breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constructive fraud.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious affirmative defenses in this litigation. Additionally, the Bank has filed counterclaims against Maxson and its shareholders as well as claims against the former Maxson officer allegedly responsible for the embezzlement. The Bank is vigorously asserting its defenses and affirmative claims. The discovery phase of the case has been completed, though the parties are attempting to resolve several discovery disputes. The Bank has also filed several motions, all of which seek dismissal of one or more of the plaintiffs' claims and/or exclusion of portions of the plaintiffs' evidence. The court began hearing argument on the motions on March 8, 2001, and has expressed a desire to hear further argument. There is currently no scheduled trial date. During discovery, the plaintiffs have offered various theories and amounts of alleged damages, ranging from $5.0 million to $12.7 million, plus interest thereon. The plaintiffs have also filed a motion to amend the complaint to add a claim for punitive damages. The court has deferred ruling on whether to permit this amendment. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision has been recorded.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

(15) Shareholders' Equity
Stock Splits
A 3-for-2 stock split, in the form of a stock dividend, was paid on August 3, 1998 to shareholders of record on July 17, 1998. The par value of the common stock remained unchanged at $.0625 per share. Cash payments were made in lieu of issuing fractional shares. All share and per share amounts in the consolidated financial statements and related notes have been restated to reflect the stock split.

Stock Repurchase Plan
In December 1997, the Corporation's Board of Directors approved a program to repurchase up to 225,000, or approximately 2.3%, of its outstanding common shares. This plan replaced the June 1996 authorization to repurchase 195,750 shares. The Corporation planned to hold the repurchased shares as treasury stock to be used for general corporate purposes. Approximately 139,274 shares were repurchased in 1998 at a total cost of $3.0 million. In April 1999, the Corporation's Board of Directors approved the termination of the Corporation's stock repurchase plan.

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

Dividends
The primary source of funds for dividends paid by the Corporation is dividends received from the Bank. The Corporation and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Corporation. Generally the Bank has the ability to pay dividends to the parent subject to minimum regulatory capital requirements. Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $36.3 million as of December 31, 2000.

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

Options granted under the plans vest according to various terms at the end of ten years. The following table presents changes in options outstanding during 2000, 1999 and 1998:

Years ended December 31,                  2000                        1999                        1998
------------------------------------------------------------------------------------------------------------------
                                                Weighted                   Weighted                   Weighted
                                    Number       Average        Number      Average        Number     Average
                                      of        Exercise          of       Exercise          of       Exercise
                                    Shares        Price         Shares       Price         Shares       Price
------------------------------------------------------------------------------------------------------------------
Outstanding at January 1             806,380      $11.49         851,329      $8.90      1,128,584       $7.73
Granted                              216,390      $15.27         160,104     $17.64         24,435      $21.33
Exercised                           (150,972)      $7.21       (194,430)      $4.95       (292,618)      $5.22
Cancelled                            (25,258)     $17.05        (10,623)     $16.10         (9,072)     $15.87
------------------------------------------------------------------------------------------------------------------
Outstanding at December 31           846,540      $13.05         806,380     $11.49        851,329       $8.90
------------------------------------------------------------------------------------------------------------------
Exercisable at December 31           616,918      $12.02         613,367      $9.73        682,249       $7.32
------------------------------------------------------------------------------------------------------------------


The weighted average exercise price and remaining contractual life for options outstanding at December 31, 2000 were as follows:

                                                Options Outstanding                      Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                     Weighted          Weighted                       Weighted
                                                     Average           Average                         Average
Range of                            Number          Remaining          Exercise           Number      Exercise
Exercise Prices                  Outstanding     Contractual Life       Price           Exercisable     Price
-----------------------------------------------------------------------------------------------------------------
$2.13 to $4.27                        64,843         1.7 years            $3.57            64,843        $3.57
$4.28 to $6.40                        21,723         3.4 years            $5.56            21,723        $5.56
$6.41 to $8.53                        93,107         3.9 years            $7.04            93,107        $7.04
$8.54 to $10.67                       90,143         5.2 years            $9.54            90,143        $9.54
$10.68 to $12.80                     104,904         6.2 years           $11.65           104,904       $11.65
$12.81 to $14.93                       7,100         9.6 years           $14.75             1,775       $14.75
$14.94 to $17.07                     224,000         9.3 years           $15.36            53,230       $15.41
$17.08 to $19.20                     193,456         7.7 years           $17.83           139,929       $17.96
$19.21 to $21.33                      47,264         7.0 years           $20.42            47,264       $20.42
-----------------------------------------------------------------------------------------------------------------
Total                                846,540         6.7 years           $13.05           616,918       $12.02
-----------------------------------------------------------------------------------------------------------------


As discussed in Note 1, the Corporation accounts for its stock option plan using the intrinsic value based method prescribed by APB Opinion No. 25, and in addition, is required to disclose pro forma net income and earnings per share using the fair value based method prescribed by SFAS No. 123. Accordingly, no compensation cost for these plans has been recognized in the Consolidated Statements of Income for 2000, 1999 and 1998.

In determining the pro forma disclosures required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming the stock option plan was accounted for using the fair value method prescribed by SFAS No. 123, the weighted average assumptions used and the grant date fair value of options granted in 2000, 1999 and 1998:

      (Dollars in thousands, except per share amounts)

      Years ended December 31,                    2000        1999        1998
      --------------------------------------------------------------------------
      Net income                  As reported   $13,209     $12,511     $12,178
                                    Pro forma   $12,401     $11,942     $11,838

      Basic earnings per share    As reported     $1.10       $1.05       $1.04
                                    Pro forma     $1.04       $1.01       $1.01

      Diluted earnings per share  As reported     $1.09       $1.03       $1.01
                                    Pro forma     $1.02        $.99        $.98

      Weighted average fair value                 $5.01       $5.36       $5.40
      Expected life                           9.3 years   9.0 years   8.6 years
      Risk-free interest rate                     6.39%       5.91%       6.04%
      Expected volatility                         32.6%       32.8%       25.9%
      Expected dividend yield                      3.9%        3.9%        4.0%

The pro forma effect on net income and earnings per share for 2000, 1999 and 1998 is not representative of the pro forma effect on net income and earnings per share for future years because it does not reflect compensation cost for options granted prior to January 1, 1995.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2000, a total of 1,764,691 common stock shares were reserved for issuance under the 1988 Plan, the 1997 Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2000, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2000, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents the Corporation's and the Bank's actual capital amounts and ratios at December 31, 2000 and 1999, as well as the corresponding minimum regulatory amounts and ratios:

 (Dollars in thousands)                                                                  To Be Well Capitalized
                                                                                              Under Prompt
                                                                  For Capital Adequacy      Corrective Action
                                                  Actual                Purposes               Provisions
                                          ----------------------------------------------------------------------
                                           Amount      Ratio       Amount       Ratio      Amount      Ratio
----------------------------------------------------------------------------------------------------------------
As of December 31, 2000:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                          $95,264     14.35%       $53,093      8.00%       $66,367    10.00%
      Bank                                  $94,862     14.29%       $53,093      8.00%       $66,367    10.00%
Tier 1 Capital (to Risk-Weighted Assets):
      Consolidated                          $84,302     12.70%       $26,547      4.00%       $39,820     6.00%
      Bank                                  $83,900     12.64%       $26,547      4.00%       $39,820     6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                          $84,302      7.08%       $47,609      4.00%       $59,511     5.00%
      Bank                                  $83,900      7.05%       $47,602      4.00%       $59,502     5.00%

As of December 31, 1999:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                          $87,512     14.38%       $48,694      8.00%       $60,868    10.00%
      Bank                                  $85,477     14.04%       $48,694      8.00%       $60,868    10.00%
Tier 1 Capital (to Risk-Weighted Assets):
      Consolidated                          $77,362     12.71%       $24,347      4.00%       $36,521     6.00%
      Bank                                  $75,327     12.38%       $24,347      4.00%       $36,521     6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                          $77,362      7.22%       $42,866      4.00%       $53,583     5.00%
      Bank                                  $75,327      7.03%       $42,866      4.00%       $53,583     5.00%

(1) Leverage ratio

(16) Earnings per Share

        (Dollars in thousands, except per share amounts)

        Years ended December 31,                         2000                 1999                  1998
        ---------------------------------------------------------------------------------------------------------
                                                   Basic     Diluted     Basic    Diluted     Basic    Diluted
                                                 ----------------------------------------------------------------
        Net income                                 $13,209    $13,209    $12,511   $12,511    $12,178    $12,178

        Share amounts, in thousands:
           Average outstanding                    11,976.9   11,976.9   11,874.4  11,874.4   11,725.9   11,725.9
           Common stock equivalents                      -      125.7          -     218.3          -      380.1
        ---------------------------------------------------------------------------------------------------------
           Weighted average outstanding           11,976.9   12,102.6   11,874.4  12,092.7   11,725.9   12,106.0
        ---------------------------------------------------------------------------------------------------------
        Earnings per share                           $1.10      $1.09      $1.05     $1.03      $1.04      $1.01
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

The fair value of securities available for sale and held to maturity is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. No market exists for shares of the FHLB of Boston. Such stock may be redeemed at par upon termination of FHLB membership and is therefore valued at par, which equals cost.

Mortgage Loans Held for Sale
The fair value of mortgage loans held for sale is estimated using the quoted market prices for sales of similar loans on the secondary market.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2000 and 1999 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market accounts is equal to the amount payable on demand as of December 31, 2000 and 1999. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

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

The following table presents the fair values of the Corporation's financial instruments:

        (Dollars in thousands)

        December 31,                                             2000                           1999
        --------------------------------------------------------------------------------------------------------
                                                       Carrying       Estimated       Carrying        Estimated
                                                        Amount        Fair Value       Amount        Fair Value
        --------------------------------------------------------------------------------------------------------
        Financial Assets
           On-balance sheet:
             Cash and cash equivalents                   $43,860         $43,860        $44,520         $44,520
             Mortgage loans held for sale                  1,639           1,639          1,647           1,647
             Securities available for sale               386,611         386,611        330,431         330,431
             Securities held to maturity                 124,915         125,368        116,372         112,868
             FHLB stock                                   19,558          19,558         17,627          17,627
             Loans, net of allowance for loan losses     584,020         596,362        536,676         537,019
             Accrued interest receivable                   7,800           7,800          6,010           6,010
           Off-balance sheet financial instruments
            relating to assets:
             Interest rate floor contracts                   133              98            224             111

        Financial Liabilities
           On-balance sheet:
             Noninterest bearing demand deposits        $113,012        $113,012       $102,384        $102,384
             Non-term savings accounts                   259,309         259,309        235,395         235,395
             Certificates of deposit                     363,363         366,459        322,974         324,184
             FHLB advances                               377,362         379,149        352,548         347,568
             Other borrowings                              3,227           3,227          4,209           4,209
             Accrued interest payable                      4,503           4,503          3,322           3,322

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

(18) Parent Company Financial Statements
The following are parent company only financial statements of the Corporation reflecting the investment in the bank subsidiary on the equity basis of accounting. The Statements of Changes in Shareholders' Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders' Equity and are therefore not presented.


        (Dollars in thousands)

        Balance Sheets
        December 31,                                                                       2000            1999
        ---------------------------------------------------------------------------------------------------------
        Assets:
           Cash on deposit with bank subsidiary                                             $767          $2,397
           Investment in bank subsidiary at equity value                                  88,784          76,132
           Dividend receivable from bank subsidiary                                        1,080             840
           Due from bank subsidiary                                                            -               -
        ---------------------------------------------------------------------------------------------------------
        Total assets                                                                     $90,631         $79,369
        ---------------------------------------------------------------------------------------------------------
        Liabilities:
           Dividends payable                                                              $1,445          $1,202
        ---------------------------------------------------------------------------------------------------------
        Shareholders' Equity:
           Common stock of $.0625 par value; authorized
             30 million shares in 2000 and 1999; issued
             12,006,809 shares in 2000 and 11,925,571 shares in 1999                         750             745
           Paid-in capital                                                                10,144           9,927
           Retained earnings                                                              74,265          67,686
           Accumulated other comprehensive income (loss)                                   4,027            (191)
        ---------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                        89,186          78,167
        ---------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                       $90,631         $79,369
        ---------------------------------------------------------------------------------------------------------


       (Dollars in thousands)

       Statements of Income
       Years ended December 31,                                            2000           1999            1998
       ----------------------------------------------------------------------------------------------------------
       Dividends from bank subsidiary                                     $5,198          $5,860          $8,160
       Equity in undistributed earnings of subsidiary                      8,011           6,651           4,018
       ----------------------------------------------------------------------------------------------------------
       Net income                                                        $13,209         $12,511         $12,178
       ----------------------------------------------------------------------------------------------------------

        (Dollars in thousands)

        Statements of Cash Flows
        Years ended December 31,                                           2000            1999            1998
        ---------------------------------------------------------------------------------------------------------
        Cash flow from operating activities:
           Net income                                                    $13,209         $12,511         $12,178
           Adjustments to reconcile net income
             to net cash provided by operating activities:
           Equity effect of undistributed earnings of subsidiary          (8,011)         (6,651)         (4,018)
           Decrease (increase) in dividend receivable                       (240)            360               -
           Other                                                               -               -              77
        ---------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                          4,958           6,220           8,237
        ---------------------------------------------------------------------------------------------------------
        Cash flows from financing activities:
           Purchase of treasury stock                                          -             (36)         (3,005)
           Net effect of common stock transactions                          (201)            475           1,012
           Cash dividends paid                                            (6,387)         (6,209)         (5,685)
        ---------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                             (6,588)         (5,770)         (7,678)
        ----------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash                                   (1,630)            450             559
        Cash at beginning of year                                          2,397           1,947           1,388
        ---------------------------------------------------------------------------------------------------------
        Cash at end of year                                                 $767          $2,397          $1,947
        ---------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information regarding directors is presented under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 20, 2001 prepared for the Annual Meeting of Shareholders to be held April 24, 2001 and incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I under the caption "Executive Officers of the Registrant".

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement dated March 20, 2001 prepared for the Annual Meeting of Shareholders to be held April 24, 2001, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item appears under the caption "Compensation of Directors and Executive Officers - Executive Compensation" in the Corporation's Proxy Statement dated March 20, 2001 prepared for the Annual Meeting of
Shareholders to be held April 24, 2001, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item appears under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 20, 2001 prepared for the Annual Meeting of Shareholders to be held April 24, 2001, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the caption "Indebtedness and Other Transactions" in the Corporation's Proxy Statement dated March 20, 2001 prepared for the Annual Meeting of Shareholders to be held April 24, 2001.

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

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 2000.

(c)   Exhibit Index.

      Exhibit Number
      --------------------

                3.a        Restated Articles of Incorporation of the  Registrant
                           - Filed herewith.

                3.b Amendment to Restated Articles of Incorporation - Filed as Exhibit 3.i to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. (1)

                3.c Amended and Restated By-Laws of the Corporation - Filed as Exhibit 3.c to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997 (1)

                4 Rights Agreement between the Registrant and The Washington Trust Company dated as of August 15, 1996 (including Form of Right Certificate attached thereto as Exhibit A) - Filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A (File No. 000-13091) filed with the Commission on August 16, 1996. (1)

               10.a        Supplemental Pension Benefit and  Profit Sharing Plan
                           - Filed herewith. (2)

               10.b        Short Term  Incentive  Plan  Description -  Filed  as
                           Exhibit 10.b to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. (1) (2)

               10.c Amended and Restated Nonqualified Deferred Compensation Plan - Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-72277) filed with the Commission on February 12, 1999. (1) (2)

               10.d Amended and Restated 1988 Stock Option Plan - Filed herewith. (2)

               10.e Vote of the Board of Directors of the Corporation which constitutes the 1996 Directors' Stock Plan - Filed as Exhibit 99.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-13167) filed with the Commission on October 1, 1996. (1) (2)

               10.f The Registrant's 1997 Equity Incentive Plan - Filed as Exhibit 10.a to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. (1) (2)

               10.g Revised Change in Control Agreements with Executive Officers - Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000. (1) (2)

               10.h        Change in Control Agreement with an Executive Officer
                           - Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. (1) (2)

               10.i Amendment to the Registrant's 1997 Equity Incentive Plan - Filed as Exhibit 10.b to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. (1) (2)

               10.j Amendment to the Registrant's Supplemental Pension Benefit and Profit Sharing Plan - Filed herewith. (2)

               10.k Amendment to the Registrant's Supplemental Pension Benefit and Profit Sharing Plan - Filed herewith. (2)

               10.l        Amendment to the Registrant's  Amended  and  Restated
                           Nonqualified   Deferred  Compensation  Plan  -  Filed
                           herewith. (2)

               10.m Employment Agreement with an Executive Officer - Filed herewith. (2)

               21 Subsidiaries of the Registrant - Filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (1)

               23          Consent of Independent Accountants - Filed herewith.

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


                                  WASHINGTON TRUST BANCORP, INC.
                                  ----------------------------------------------
                                  (Registrant)

 Date: March 9, 2001      By      John C. Warren
 --------------------             ----------------------------------------------
                                  John C. Warren
                                  Chairman, Chief Executive Officer and Director
                                  (principal executive officer)

 Date: March 9, 2001      By      David V. Devault
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


 Date: March 9, 2001              Alcino G. Almeida
 --------------------             ----------------------------------------------
                                  Alcino G. Almeida, Director

 Date: March 9, 2001              Gary P. Bennett
 --------------------             ----------------------------------------------
                                  Gary P. Bennett, Director

 Date: March 9, 2001              Steven J. Crandall
 --------------------             ----------------------------------------------
                                  Steven J. Crandall, Director

 Date: March 9, 2001              Richard A. Grills
 --------------------             ----------------------------------------------
                                  Richard A. Grills, Director

 Date: March 9, 2001              Larry J. Hirsch
 --------------------             ----------------------------------------------
                                  Larry J. Hirsch, Director

 Date: March 9, 2001              Katherine W. Hoxsie
 --------------------             ----------------------------------------------
                                  Katherine W. Hoxsie, Director

 Date:
 --------------------             ----------------------------------------------
                                  Mary E. Kennard, Director

 Date: March 9, 2001              Joseph J. Kirby
 --------------------             ----------------------------------------------
                                  Joseph J. Kirby, Director

 Date: March 9, 2001              Edward M. Mazze
 --------------------             ----------------------------------------------
                                  Edward M. Mazze, Director

 Date: March 9, 2001              James W. McCormick, Jr.
 --------------------             ----------------------------------------------
                                  James W. McCormick, Jr., Director

 Date: March 9, 2001              Victor J. Orsinger II
 --------------------             ----------------------------------------------
                                  Victor J. Orsinger II, Director

 Date: March 9, 2001              H. Douglas Randall III
 --------------------             ----------------------------------------------
                                  H. Douglas Randall, III, Director

 Date: March 9, 2001              Joyce Olson Resnikoff
 --------------------             ----------------------------------------------
                                  Joyce Olson Resnikoff, Director

 Date: March 9, 2001              James P. Sullivan
 --------------------             ----------------------------------------------
                                  James P. Sullivan, Director

 Date:
 --------------------             ----------------------------------------------
                                  Neil H. Thorp, Director

 Date: March 9, 2001              John F. Treanor
 --------------------             ----------------------------------------------
                                  John F. Treanor, Director

 Date: March 9, 2001              John C. Warren
 --------------------             ----------------------------------------------
                                  John C. Warren, Director