Form 10-Q
period 2001-03-31
WASHINGTON TRUST BANCORP INC
filed 2001-05-14
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended MARCH 31, 2001 or

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


The number of shares of common stock of the registrant outstanding as of April 30, 2001 was 12,026,666.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                      For The Quarter Ended March 31, 2001

                                TABLE OF CONTENTS



PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       March 31, 2001 and December 31, 2000

Consolidated Statements of Income
       Three Months Ended March 31, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity
       Three Months Ended March 31, 2001 and 2000

Consolidated Statements of Cash Flows
       Three Months Ended March 31, 2001 and 2000

Condensed Notes to Consolidated Financial Statements

Independent Auditors' Review Report

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II.  Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures


This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under administration, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan default and charge-off rates and changes in the assumptions used in making such forward-looking statements.

ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                 (Unaudited)
                                                  March 31,        December 31,
                                                     2001              2000
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                             $17,535             $22,460
Federal funds sold and other short-term investments  41,350              21,400
Mortgage loans held for sale                          3,549               1,639
Securities:
   Available for sale, at fair value                482,313             386,611
   Held to maturity, at cost; fair value $98,482
     in 2001 and $125,368 in 2000                    96,575             124,915
--------------------------------------------------------------------------------
   Total securities                                 578,888             511,526

Federal Home Loan Bank stock, at cost                23,341              19,558

Loans                                               606,709             597,155
Less allowance for loan losses                       13,431              13,135
--------------------------------------------------------------------------------
   Net loans                                        593,278             584,020

Premises and equipment, net                          23,332              21,710
Accrued interest receivable                           8,116               7,800
Other assets                                         27,860              27,954
--------------------------------------------------------------------------------
   Total assets                                  $1,317,249          $1,218,067
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                          $101,582            $113,012
   Savings                                          294,451             259,309
   Time                                             347,107             363,363
--------------------------------------------------------------------------------
   Total deposits                                   743,140             735,684

Dividends payable                                     1,568               1,445
Federal Home Loan Bank advances                     466,825             377,362
Other borrowings                                      1,506               3,227
Accrued expenses and other liabilities               14,295              11,163
--------------------------------------------------------------------------------
   Total liabilities                              1,227,334           1,128,881
--------------------------------------------------------------------------------

Shareholders' Equity:

Common stock of $.0625 par value; authorized
   30 million shares; issued
   12,020,271 shares in 2001
   and 12,006,809 shares in 2000                        751                 750
Paid-in capital                                      10,242              10,144
Retained earnings                                    72,856              74,265
Accumulated other comprehensive income                6,066               4,027
--------------------------------------------------------------------------------
   Total shareholders' equity                        89,915              89,186
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity    $1,317,249          $1,218,067
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                         except per share data)



                                                                                                  (Unaudited)
Three months ended March 31,                                                                2001              2000
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                             $13,161           $11,650
   Interest from securities                                                                 8,390             7,407
   Dividends on corporate stock and Federal Home Loan Bank stock                              617               671
   Interest on federal funds sold and other short-term investments                            203               160
--------------------------------------------------------------------------------------------------------------------
   Total interest income                                                                   22,371            19,888
--------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                                         1,368               996
   Time deposits                                                                            5,175             4,448
   Federal Home Loan Bank advances                                                          6,225             5,251
   Other                                                                                       28                25
--------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                                  12,796            10,720
--------------------------------------------------------------------------------------------------------------------
Net interest income                                                                         9,575             9,168
Provision for loan losses                                                                     200               350
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                                         9,375             8,818
--------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust and investment management                                                          2,573             2,514
   Service charges on deposit accounts                                                        866               796
   Merchant processing fees                                                                   341               272
   Income from bank-owned life insurance                                                      272               242
   Mortgage banking activities                                                                209               121
   Net gains on sales of securities                                                             5               384
   Other income                                                                               323               432
--------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                                 4,589             4,761
--------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                                           5,191             4,956
   Net occupancy                                                                              723               636
   Equipment                                                                                  825               800
   Legal, audit and professional fees                                                         312               478
   Merchant processing costs                                                                  270               225
   Advertising and promotion                                                                  204               357
   Office supplies                                                                            164               173
   Litigation settlement                                                                    4,800                 -
   Other                                                                                    1,259             1,284
--------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                               13,748             8,909
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                                    216             4,670
Income tax expense                                                                             62             1,238
--------------------------------------------------------------------------------------------------------------------
   Net income                                                                                $154            $3,432
--------------------------------------------------------------------------------------------------------------------

Per share information:
   Basic earnings per share                                                                  $.01              $.29
   Diluted earnings per share                                                                $.01              $.28
   Cash dividends declared per share                                                         $.13              $.12

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)



                                                                               Accumulated
                                                                                  Other
                                          Common     Paid-in     Retained     Comprehensive      Treasury
Three months ended March 31,              Stock      Capital     Earnings     Income (Loss)        Stock       Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                 $745       $9,927      $67,686          $(191)             $-      $78,167
Net income                                                          3,432                                       3,432
Other comprehensive loss, net of tax:
   Net unrealized losses on securities                                              (814)                        (814)
   Reclassification adjustment                                                       384                          384
                                                                                                            ----------
Comprehensive income                                                                                            3,002
Cash dividends declared                                            (1,472)                                     (1,472)
Shares issued                                 2           (2)                                                       -
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2000                  $747       $9,925      $69,646          $(621)             $-      $79,697
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2001                 $750      $10,144      $74,265         $4,027              $-      $89,186
Net income                                                            154                                         154
Cumulative effect of change in
   accounting principle, net of tax                                                 (391)                        (391)
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                              2,432                        2,432
   Reclassification adjustments                                                       (2)                          (2)
                                                                                                            ----------
Comprehensive income                                                                                            2,193
Cash dividends declared                                            (1,563)                                     (1,563)
Shares issued                                 1           98                                                       99
----------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2001                  $751      $10,242      $72,856         $6,066              $-      $89,915
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
Three months ended March 31,                               2001           2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                               $154         $3,432
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                               200            350
     Depreciation of premises and equipment                  743            743
     Accretion of discount less than (in excess of)
       amortization of premium on debt securities              9            (25)
     Increase in bank-owned life insurance                  (272)          (242)
     Appreciation of derivative instruments                 (241)             -
     Net gains on sales of securities                         (5)          (384)
     Net gains on loan sales                                (153)           (56)
     Proceeds from sales of loans                          9,652          3,271
     Loans originated for sale                           (11,400)        (1,742)
     Increase in accrued interest receivable                (316)          (997)
     (Increase) decrease in other assets                    (341)           274
     Increase in accrued expenses and other liabilities    3,132          1,225
     Other, net                                               94             89
--------------------------------------------------------------------------------
   Net cash provided by operating activities               1,256          5,938
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                           (65,235)       (49,263)
     Proceeds from sales                                     238          3,412
     Maturities and principal repayments                  16,018          7,508
   Securities held to maturity:
     Purchases                                           (21,235)        (8,963)
     Maturities and principal repayments                   5,985          4,243
   Purchase of Federal Home Loan Bank stock               (3,783)        (1,044)
   Principal collected on loans under loan originations   (9,661)        (6,282)
   Proceeds from sales of other real estate owned              -              8
   Purchases of premises and equipment                    (2,365)          (539)
--------------------------------------------------------------------------------
   Net cash used in investing activities                 (80,038)       (50,920)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                7,456         17,157
   Net decrease in other short-term borrowings            (1,746)        (2,567)
   Proceeds from Federal Home Loan Bank advances         179,000        117,000
   Repayment of Federal Home Loan Bank advances          (89,537)       (96,125)
   Repayment of obligations under capital leases             (25)             -
   Net effect of common stock transactions                    99              -
   Cash dividends paid                                    (1,440)        (1,360)
--------------------------------------------------------------------------------
   Net cash provided by financing activities              93,807         34,105
--------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents   15,025        (10,877)
   Cash and cash equivalents at beginning of year         43,860         44,520
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period            $58,885        $33,643
--------------------------------------------------------------------------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


Three months ended March 31,                               2001           2000
--------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate
    owned (OREO)                                            $157           $106
   Loans charged off                                          37            237
   Increase (decrease) in net unrealized gain
    on securities available for sale, net of tax           2,060           (430)
   Increase in paid-in capital resulting from tax
    benefits on stock option exercises                        57            109

Supplemental Disclosures:
   Interest payments                                     $12,629        $10,178
   Income tax payments                                        14             53

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of March 31, 2001 and December 31, 2000 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Washington Trust Bancorp, Inc. and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The Corporation has not changed its accounting and reporting policies from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

The Corporation adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 137 and SFAS No. 138, on January 1, 2001. SFAS No. 133 requires a corporation to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Changes in fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether a derivative is designated as part of a hedge transaction and, if it is, the type of hedge transaction. Under this Statement, a corporation is required to establish at the inception of the hedge the method to be used for assessing the effectiveness of the hedging derivative and the measurement approach for determining the ineffective aspect of the hedge. Those methods must be consistent with the corporation's approach to managing risk. The ineffective portion of all hedges will be recognized in current period earnings.

The Corporation has an interest rate floor contract that is intended to function as a hedge against reductions in interest income realized from prime-based loans. At initial adoption, the transition adjustment on this derivative was a loss, net of tax, of $24 thousand and was reported in other comprehensive income. Changes in fair value of the interest rate floor contract are recorded in current earnings and amounted to $254 thousand for the first quarter of 2001.

The Corporation also has recognized commitments to originate and commitments to sell fixed rate mortgage loans. At the date of adoption, these derivatives have an immaterial impact on net income. Changes in fair value of the commitments since the date of adoption are recorded in current earnings and also have an immaterial impact on net income.

The transition provisions of SFAS No. 133 also provide that at the date of initial application an entity may transfer any security classified as "held to maturity" to "available for sale" or "trading." On January 1, 2001, the Corporation transferred held to maturity securities with an amortized cost of $43.6 million and an estimated fair value of $42.6 million into the available for sale category. The transition adjustment amounted to an unrealized loss, net of tax, of $367 thousand and was reported in other comprehensive income.

(2) Securities

Securities available for sale are summarized as follows:

                                                        Amortized       Unrealized         Unrealized         Fair
                                                          Cost             Gains             Losses           Value
---------------------------------------------------------------------------------------------------------------------
March 31, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $100,966           $1,712            $ (67)         $102,611
Mortgage-backed securities                               306,766            3,171             (716)          309,221
Corporate bonds                                           50,758              717           (1,158)           50,317
Corporate stocks                                          14,073            6,660             (569)           20,164
---------------------------------------------------------------------------------------------------------------------
Total                                                    472,563           12,260           (2,510)          482,313
---------------------------------------------------------------------------------------------------------------------
December 31, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   86,163            1,162             (241)           87,084
Mortgage-backed securities                               240,436            1,462           (1,042)          240,856
Corporate bonds                                           39,086              348             (869)           38,565
Corporate stocks                                          14,314            6,494             (702)           20,106
---------------------------------------------------------------------------------------------------------------------
Total                                                   $379,999           $9,466          $(2,854)         $386,611
---------------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2001, proceeds from sales of securities available for sale amounted to $238 thousand while net realized gains on these sales amounted to $5 thousand.

Securities held to maturity are summarized as follows:

                                                      Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
March 31, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 17,394            $ 436             $ (1)          $17,829
Mortgage-backed securities                                56,688            1,103              (37)           57,754
States and political subdivisions                         22,493              406                -            22,899
---------------------------------------------------------------------------------------------------------------------
Total                                                     96,575            1,945              (38)           98,482
---------------------------------------------------------------------------------------------------------------------
December 31, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   35,135              265             (121)           35,279
Mortgage-backed securities                                66,715              685             (467)           66,933
States and political subdivisions                         23,065              121              (30)           23,156
---------------------------------------------------------------------------------------------------------------------
Total                                                   $124,915           $1,071            $(618)         $125,368
---------------------------------------------------------------------------------------------------------------------

There were no sales of securities held to maturity during the three months ended March 31, 2001.

Securities available for sale and held to maturity with a fair value of $117.1 million and $65.3 million were pledged in compliance with state regulations
concerning   trust  powers  and  to  secure  Treasury  Tax  and  Loan  deposits, borrowings, and public deposits at March 31, 2001 and December 31, 2000, respectively. In addition, securities available for sale and held to maturity with a fair value of $31.3 million and $31.2 million were collateralized for the discount window at the Federal Reserve Bank at March 31, 2001 and December 31, 2000, respectively. There were no borrowings with the Federal Reserve Bank at either date.


(3) Loan Portfolio
The following is a summary of loans:

                                                    March 31,       December 31,
                                                      2001              2000
--------------------------------------------------------------------------------
Commercial:
    Mortgages (1)                                   $108,576          $121,817
    Construction and development (2)                  11,083             2,809
    Other (3)                                        127,779           115,202
--------------------------------------------------------------------------------
Total commercial                                     247,438           239,828
Residential real estate:
    Mortgages                                        239,426           236,595
    Homeowner construction                            15,060            14,344
--------------------------------------------------------------------------------
Total residential real estate                        254,486           250,939
Consumer                                             104,785           106,388
--------------------------------------------------------------------------------
    Total loans                                     $606,709          $597,155
--------------------------------------------------------------------------------

   (1) Amortizing mortgages, primarily secured by income producing property
   (2) Loans for construction of residential and commercial properties and for land development
   (3) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate


(4) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

Three months ended March 31,                               2001           2000
--------------------------------------------------------------------------------
Balance at beginning of period                           $13,135        $12,349
Provision charged to expense                                 200            350
Recoveries                                                   133             78
Loans charged off                                            (37)          (237)
--------------------------------------------------------------------------------
Balance at end of period                                 $13,431        $12,540
--------------------------------------------------------------------------------

(5) Litigation
As more fully described in Note 6, on May 11, 2001 Washington Trust Bancorp, Inc.'s bank subsidiary (the "Bank") entered into an agreement to settle a suit filed against it in 1997.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.


(6) Subsequent Event
In January 1997, a suit was filed against the Bank in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president, treasurer and fifty percent shareholder, which allegedly occurred between 1986 and 1995. The suit alleged that the Bank erred in permitting this individual, while an officer of Maxson, to transfer funds from Maxson's account at the Bank for his personal benefit.

On May 11, 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which does not involve an admission of wrongdoing, the Bank will pay $4.8 million to the plaintiffs. The liability and related cost of this settlement amount have been recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million.






INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of March 31, 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2001 and 2000. These consolidated financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 15, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects.

KPMG LLP

Providence, Rhode Island
April 19, 2001, except as to Note 6 which is dated May 11, 2001

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains statements that are "forward-looking statements." We may also make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "outlook," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Corporation. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under administration, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan defaults and charge-off rates and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Results of Operations
The Corporation reported net income of $154 thousand, or $.01 per diluted share, for the three months ended March 31, 2001. These results were significantly affected by a one-time litigation settlement amounting to $3.3 million or $.28 per diluted share, net of the related income tax effect. (See additional information under the caption Litigation.) Net income for the first quarter of 2000 amounted to $3.4 million, or $.28 per diluted share. The Corporation's rates of return on average assets and average equity for the three months ended March 31, 2001 were .05% and .67%, respectively. Comparable amounts for the first quarter of 2000 were 1.23% and 17.40%.

Results excluding the effect of the one-time litigation settlement in 2001 and including a pro forma tax provision for pre-acquisition earnings of Phoenix Investment Management Company, Inc. (which operated as a sub-S corporation prior to the second quarter 2000 acquisition) are referred to herein as operating basis results. Operating basis earnings for the first quarter of 2001 amounted to $3.5 million, or $.29 per diluted share, up by 8.3% over the $3.2 million, or $.27 per diluted share earned in the first quarter of 2000. The Corporation's rates of return on average assets and average equity for the three months ended March 31, 2001, on an operating basis, were 1.14% and 15.30%, respectively. Comparable amounts for the first quarter of 2000, on an operating basis, were 1.16% and 16.37%.

For the three months ended March 31, 2001, net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) amounted to $9.6 million, an increase of 4.4% from the $9.2 million earned in the first quarter of 2000. This increase was primarily attributable to growth in interest-earning assets. (See additional discussion under the caption "Net Interest Income.")

The Corporation's provision for loan losses was $200 thousand and $350 thousand in the first quarter of 2001 and 2000, respectively. The allowance for loan losses increased from $13.1 million at December 31, 2000 to $13.4 million at March 31, 2001 due to the first quarter 2001 provision and recoveries, net of charge-offs.

The provision for the three months ended March 31, 2001 decreased compared to the same period last year, due to management's belief that the allowance for loan losses is at a reasonable level based on its current evaluation. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $4.6 million for the quarter ended March 31, 2001, up 4.7% from the comparable 2000 period. Primary sources of noninterest income are trust and investment management fees, service charges on deposit accounts, merchant processing fees and mortgage banking activities. Revenue from mortgage banking activities associated with origination of loans for the secondary market amounted to $209 thousand for the three months ended March 31, 2001, and increase of 71.0% from the $121 thousand reported for the same period in 2000. Due to falling interest rates, mortgage loan origination volume and refinancing activity have increased, resulting in an increase in the number of loans sold in the secondary market. Trust and investment management revenue totaled $2.6 million for the three months ended March 31, 2001, compared to the $2.5 million reported for the same 2000 period. Revenue growth has slowed reflecting financial market declines. The market value of trust and investment management assets under administration amounted to $1.5 billion and $1.7 billion at March 31, 2001 and December 31, 2000, respectively.

Net realized securities gains for the three months ended March 31, 2001 and 2000 amounted to $5 thousand and $384 thousand, respectively.

For the quarters ended March 31, 2001 and 2000, other noninterest expense (noninterest expense excluding the first quarter 2001 litigation settlement) amounted to $8.9 million. Salaries and benefit expense amounted to $5.2 million for the three months ended March 31, 2001, up $235 thousand, or 4.7%, from the $5.0 million reported for the first quarter of 2000. The increase in salaries and benefit expense was offset by lower legal, audit and professional fees and advertising and promotion costs.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the three months ended March 31, 2001 amounted to $9.8 million, up 4.2% over the same 2000 period due primarily to growth in interest-earning assets. For the three months ended March 31, 2001, average interest-earning assets amounted to $1.160 billion, up $106.7 million, or 10.1%, over the comparable 2000 amount due to growth in securities and loans. Deposit growth and Federal Home Loan Bank ("FHLB") advances funded the growth in securities and loans. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the three months ended March 31, 2001 and 2000 were 3.44% and 3.60%, respectively. The interest rate spread declined 22 basis points to 2.86% for the three months ended March 31, 2001. Earning asset yields rose 21 basis points, while the cost of interest-bearing liabilities increased 43 basis points, thereby narrowing the net interest spread. Higher funding costs associated with savings and time deposits and FHLB advances were primarily responsible for the decrease in the net interest margin.

Total average securities rose $55.4 million, or 11.0%, over the comparable prior year period, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 6.85% for the three months ended March 31, 2001, compared to 6.84% for the same 2000 period.

The yield on average total loans amounted to 8.89% for the three months ended March 31, 2001, up 36 basis points from 8.53% for the comparable 2000 period. The increase in yield on loans was primarily attributable to the impact of loans originated at higher interest rates in 2000 after the first quarter. Average loans for the three months ended March 31, 2001 rose $51.3 million, or 9.3%, over the prior year and amounted to $601.7 million. Average commercial loans rose 5.8% to $243.6 million. The yield on commercial loans amounted to 9.89%, up 61 basis points from the prior year yield of 9.28%. Included in interest income on commercial loans, for the three months ended March 31, 2001, was $254 thousand of appreciation in value of the interest rate floor contract. Average residential real estate loans amounted to $252.7 million, up 10.7% from the prior year level. The yield on residential real estate loans increased 22 basis points from the prior year period, amounting to 7.95%. Average consumer loans rose 14.9% over the prior year. The yield on consumer loans amounted to 8.86%, an increase of 18 basis points from the prior year yield of 8.68%.

Average interest-bearing liabilities increased 10.2% to $1.028 billion at March 31, 2001. Due to higher rates paid on both borrowed funds and deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 5.05% for the three months ended March 31, 2001, up from 4.62% for the comparable 2000 period. Average savings deposits for the three months ended March 31, 2001 increased 14.6% to $263.3 million from the comparable 2000 amount. The rate paid on savings deposits for the first three months of 2001 was 2.11%, compared to 1.74% for the same 2000 period. Average time deposits increased $21.7 million to $360.6 million with an increase of 54 basis points in the rate paid. For the three months ended March 31, 2001, average demand deposits, an interest-free funding source, were up by $4.8 million, or 5.0%, from the same prior year period. Average FHLB advances for the three months ended March 31, 2001 amounted to $402.0 million, up 11.0% from the comparable 2000 amount. The average rate paid on FHLB advances for the three months ended March 31, 2001 was 6.28%, an increase of 45 basis points from the prior year rate.

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

Three months ended March 31,                               2001                                   2000
-------------------------------------------------------------------------------------------------------------------
                                           Average                     Yield/     Average                    Yield/
(Dollars in thousands)                     Balance       Interest       Rate      Balance      Interest       Rate
-------------------------------------------------------------------------------------------------------------------
Assets:
Residential real estate loans              $252,720       $4,953       7.95%      $228,362      $4,387       7.73%
Commercial and other loans                  243,620        5,940       9.89%       230,326       5,312       9.28%
Consumer loans                              105,364        2,302       8.86%        91,667       1,979       8.68%
-------------------------------------------------------------------------------------------------------------------
   Total loans                              601,704       13,195       8.89%       550,355      11,678       8.53%
Federal funds sold  and other
  short-term investments                     14,259          203       5.78%        11,243         161       5.75%
Taxable debt securities                     487,125        8,145       6.78%       432,870       7,128       6.62%
Nontaxable debt securities                   22,868          377       6.68%        25,928         422       6.54%
Corporate stocks and FHLB stock              34,486          712       8.38%        33,332         773       9.33%
-------------------------------------------------------------------------------------------------------------------
   Total securities                         558,738        9,437       6.85%       503,373       8,484       6.84%
-------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,160,442       22,632       7.91%     1,053,728      20,162       7.70%
-------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                  68,711                                 60,274
-------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,229,153                             $1,114,002
-------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Savings deposits                           $263,309       $1,368       2.11%      $229,856        $997       1.74%
Time deposits                               360,550        5,175       5.82%       338,894       4,448       5.28%
FHLB advances                               402,021        6,225       6.28%       362,327       5,252       5.83%
Other                                         1,991           28       5.73%         1,820          23       5.10%
-------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities     1,027,871       12,796       5.05%       932,897      10,720       4.62%
Demand deposits                             100,966                                 96,158
Non interest-bearing liabilities              8,905                                  6,046
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,137,742                              1,035,101
Total shareholders' equity                   91,411                                 78,901
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,229,153                             $1,114,002
-------------------------------------------------------------------------------------------------------------------
   Net interest income                                    $9,836                                $9,442
-------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    2.86%                                 3.08%
-------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    3.44%                                 3.60%
-------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,                             2001              2000
--------------------------------------------------------------------------------
Commercial and other loans                               $ 35              $ 29
Nontaxable debt securities                                131               143
Corporate stocks                                           95               102

Financial Condition and Liquidity
Total assets rose 8.1% from $1.218 billion at December 31, 2000 to $1.317 billion at March 31, 2001. Average assets totaled $1.229 billion for the three months ended March 31, 2001, up 10.3% over the comparable 2000 period.

Securities Available for Sale - The carrying value of securities available for sale at March 31, 2001 amounted to $482.3 million, an increase of $95.7 million, or 24.8%, over the December 31, 2000 amount of $386.6 million. As previously disclosed, pursuant to the transition provisions of SFAS No. 133, on January 1, 2001, the Corporation reclassified held to maturity securities with an estimated fair value of $42.6 million into the available for sale category. The increase in carrying value of securities available for sale was primarily attributable to purchases of debt securities and the reclassification of securities in accordance with SFAS No. 133. The net unrealized gain on securities available for sale amounted to $9.8 million, compared to $6.6 million at December 31, 2000. This increase was attributable to the effects of reductions in medium and long-term interest rates that occurred during the first quarter of 2001.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $96.6 million at March 31, 2001, down from $124.9 million at December 31, 2000. This decrease was due to the aforementioned reclassification of held-to-maturity securities to the available-for sale category offset in part by purchases of mortgage-backed securities. The net unrealized gain on securities held to maturity amounted to $1.9 million at March 31, 2001, compared to $453 thousand at December 31, 2000.

Loans - At March 31, 2001, total loans amounted to $606.7 million. During the three months ended March 31, 2001, total loans increased $9.5 million. Commercial loans amounted to $247.4 million at March 31, 2001, an increase of $7.6 million from the December 31, 2000 balance of $239.8 million. Total residential real estate loans increased $3.5 million from December 31, 2000 and amounted to $254.5 million. Total consumer loans amounted to $104.8 million at March 31, 2001 compared to $106.4 million at December 31, 2000.

Deposits - Total deposits amounted to $743.1 million at March 31, 2001, up $7.4 million from $735.7 million at December 31, 2000. For the three months ended March 31, 2001, savings deposits increased $35.1 million, including a temporary placement of approximately $23 million in money market deposits that were withdrawn by mid-April. As a result of the unanticipated growth in savings deposits, federal funds sold and other short-term investments amounted to $41.4 million, up $20.0 million from December 31, 2000. Time deposits decreased $16.3 million from December 31, 2000 due to maturity of commercial and consumer CD's and amounted to $347.1 million at March 31, 2001. Demand deposits amounted to $101.6 million at March 31, 2001, down $11.4 million from the December 31, 2000 balance.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. FHLB advances amounted to $466.8 million at March 31, 2001, up $89.4 million from the December 31, 2000 amount. In addition, other borrowings outstanding at March 31, 2001 and December 31, 2000 amounted to $1.5 million and $3.2 million, respectively.

For the three months ended March 31, 2001, net cash provided by operations amounted to $1.3 million. Proceeds from sales of loans in the first quarter of 2001 amounted to $9.7 million, while loans originated for sale amounted to $11.4 million. Net cash used in investing activities amounted to $80.0 million and was primarily used to purchase securities. Net cash provided by financing activities of $93.8 million was generated mainly by a net increase in FHLB advances and an increase in total deposits. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                     March 31,      December 31,
 (Dollars in thousands)                                2001             2000
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due              $1,701          $1,608
Nonaccrual loans less than 90 days past due             1,615           1,826
--------------------------------------------------------------------------------
Total nonaccrual loans                                  3,316           3,434
Other real estate owned                                   163               9
--------------------------------------------------------------------------------
Total nonperforming assets                             $3,479          $3,443
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans           .55%            .58%
Nonperforming assets as a percentage of total assets      .26%            .28%
Allowance for loan losses to nonaccrual loans          405.04%         382.50%
Allowance for loan losses to total loans                 2.21%           2.20%

Not included in the analysis of nonperforming assets at March 31, 2001 and December 31, 2000 above are approximately $296 thousand and $393 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages that are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

Impaired loans consist of all nonaccrual commercial loans. At March 31, 2001, the recorded investment in impaired loans was $2.2 million, which had a related allowance amounting to $245 thousand. During the three months ended March 31, 2001, the average recorded investment in impaired loans was $2.2 million. Also during this period, interest income recognized on impaired loans amounted to approximately $28 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                                 March 31,          December 31,
  (Dollars in thousands)                           2001                 2000
--------------------------------------------------------------------------------
Residential mortgages                              $ 588                $ 796
Commercial:
   Mortgages                                       1,015                1,076
   Other (1)                                       1,159                1,018
Consumer                                             554                  544
--------------------------------------------------------------------------------
Total nonaccrual loans                            $3,316               $3,434
--------------------------------------------------------------------------------
(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Capital Resources
Total equity capital amounted to $89.9 million, or 6.8% of total assets, at March 31, 2001. This compares to $89.2 million, or 7.3%, at December 31, 2000. First quarter 2001 includes a one-time litigation settlement amounting to $3.3 million, net of income taxes. (See additional information under the caption Litigation and the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

At March 31, 2001, the Corporation's Tier 1 risk-based capital ratio was 11.87% and the total risk-adjusted capital ratio was 13.52%. The Corporation's Tier 1 leverage ratio amounted to 6.81% at March 31, 2001. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at March 31, 2001 amounted to approximately $1.6 million, representing $.13 per share payable on April 13, 2001, an increase of 8.3% over the $.12 per share declared in the fourth quarter of 2000. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Book value per share as of March 31, 2001 and December 31, 2000 amounted to $7.48 and $7.43, respectively.

Litigation
In January 1997, a suit was filed against the Washington Trust Bancorp Inc.'s bank subsidiary (the "Bank") in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president, treasurer and fifty percent shareholder, which allegedly occurred between 1986 and 1995. The suit alleged that the Bank erred in permitting this individual, while an officer of Maxson, to transfer funds from Maxson's account at the Bank for his personal benefit.

On May 11, 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which does not involve an admission of wrongdoing, the Bank will pay $4.8 million to the plaintiffs and the suit will be dismissed. The liability and related expense of this settlement amount have been recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60-month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of March 31, 2001, the Corporation's estimated exposure as a percentage of net interest income for the next 12 month period and the subsequent 12 month period thereafter (months 13 - 24), respectively, is as follows:

                                              Months 1 - 12       Months 13 - 24
         -----------------------------------------------------------------------
         200 basis point increase in rates         0.81%              -2.77%
         200 basis point decrease in rates        -2.37%              -2.33%

Since this simulation assumes the Corporation's balance sheet will remain static over the 24-month simulation horizon, the results do not reflect adjustments in strategy that the Corporation could implement in response to rate shifts, and should therefore not be relied upon as a projection of net interest income.

For a complete discussion of interest rate sensitivity and liquidity, including simulation assumptions, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

The Corporation also monitors the potential change in market value of its available for sale debt securities using both parallel rate shifts of up to 200 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of March 31, 2001, an immediate 200 basis point rise in rates would result in a 4.5% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 1.9% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at March 31, 2001, including both debt and equity securities, was 3.9%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

During 1998, the Corporation entered into an interest rate floor contract with a notional principal amount of $20 million and a five-year term maturing in March 2003. The contract is intended to function as a hedge against reductions in interest income realized from prime-based loans. The Corporation receives payment for the contract if certain interest rates fall below specified levels. Effective January 1, 2001 with the adoption of SFAS No. 133, the Corporation recognized the fair value of this derivative as an asset on the balance sheet. At March 31, 2001 the carrying value of the interest rate floor contract amounted to $351 thousand and is reported in other assets.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
          On January 28, 1997, a suit was filed against the Bank in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president, treasurer and fifty percent shareholder, which allegedly occurred between 1986 and 1995. The suit alleged that the Bank erred in permitting this individual, while an officer of Maxson, to transfer funds from Maxson's account at the Bank for his personal benefit. The claims against the Bank were based upon theories of breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constructive fraud.

          On May 11, 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which does not involve an admission of wrongdoing, the Bank will pay $4.8 million to the plaintiffs and the suit will be dismissed. The liability and related expense of this settlement amount have been recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million.

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

(b) There were no reports on Form 8-K filed during the quarter ended March 31, 2001.

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


                                    WASHINGTON TRUST BANCORP, INC.
                                    ------------------------------
                                             (Registrant)



May 14, 2001                        By:  John C. Warren
                                    --------------------------------------------
                                    John C. Warren
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)





May 14, 2001                        By:  David V. Devault
                                    --------------------------------------------
                                    David V. Devault
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)