Form 10-Q
period 2001-06-30
WASHINGTON TRUST BANCORP INC
filed 2001-08-09
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended JUNE 30, 2001 or

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

[X] Yes  [ ] No


The number of shares of common stock of the registrant outstanding as of July 31, 2001 was 12,053,512.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                       For The Quarter Ended June 30, 2001

                                TABLE OF CONTENTS



PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       June 30, 2001 and December 31, 2000

Consolidated Statements of Income
       Three Months and Six Months Ended June 30, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity
       Six Months Ended June 30, 2001 and 2000

Consolidated Statements of Cash Flows
       Six Months Ended June 30, 2001 and 2000

Condensed Notes to Consolidated Financial Statements

Independent Auditors' Review Report

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II.  Other Information

Item 1.  Legal Proceedings

Item 4.  Submission of Matters to a Vote of Security Holders

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

ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                 (Unaudited)
                                                   June 30,        December 31,
                                                     2001              2000
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                             $21,782             $22,460
Federal funds sold and other short-term investments  17,100              21,400
Mortgage loans held for sale                          4,332               1,639
Securities:
   Available for sale, at fair value                475,947             386,611
   Held to maturity, at cost; fair value $123,626
     in 2001 and $125,368 in 2000                   122,433             124,915
--------------------------------------------------------------------------------
   Total securities                                 598,380             511,526

Federal Home Loan Bank stock, at cost                23,491              19,558

Loans                                               610,023             597,155
Less allowance for loan losses                       13,630              13,135
--------------------------------------------------------------------------------
   Net loans                                        596,393             584,020

Premises and equipment, net                          23,163              21,710
Accrued interest receivable                           7,678               7,800
Other assets                                         29,133              27,954
--------------------------------------------------------------------------------
   Total assets                                  $1,321,452          $1,218,067
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                          $115,643            $113,012
   Savings                                          291,465             259,309
   Time                                             347,251             363,363
--------------------------------------------------------------------------------
   Total deposits                                   754,359             735,684

Dividends payable                                     1,571               1,445
Federal Home Loan Bank advances                     458,813             377,362
Other borrowings                                      6,088               3,227
Accrued expenses and other liabilities                8,960              11,163
--------------------------------------------------------------------------------
   Total liabilities                              1,229,791           1,128,881
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares; issued
   12,043,191 shares in 2001
   and 12,006,809 shares in 2000                        753                 750
Paid-in capital                                      10,446              10,144
Retained earnings                                    75,090              74,265
Accumulated other comprehensive income                5,372               4,027
--------------------------------------------------------------------------------
   Total shareholders' equity                        91,661              89,186
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity    $1,321,452          $1,218,067
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                         except per share data)



                                                                                            (Unaudited)
                                                                                Three Months           Six Months
Periods ended June 30,                                                         2001       2000       2001       2000
----------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                $12,659    $12,132    $25,820    $23,781
   Interest from securities                                                    8,691      7,898     17,081     15,306
   Dividends on corporate stock and Federal Home Loan Bank stock                 582        670      1,199      1,341
   Interest on federal funds sold and other short-term investments               180        218        383        378
----------------------------------------------------------------------------------------------------------------------
   Total interest income                                                      22,112     20,918     44,483     40,806
----------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                            1,386        998      2,754      1,995
   Time deposits                                                               4,872      4,778     10,048      9,227
   Federal Home Loan Bank advances                                             6,529      5,772     12,753     11,023
   Other                                                                          25         41         53         64
----------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                     12,812     11,589     25,608     22,309
----------------------------------------------------------------------------------------------------------------------
Net interest income                                                            9,300      9,329     18,875     18,497
Provision for loan losses                                                        150        350        350        700
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                            9,150      8,979     18,525     17,797
----------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust and investment management                                             2,735      2,805      5,308      5,319
   Service charges on deposit accounts                                           920        806      1,785      1,602
   Merchant processing fees                                                      650        536        992        808
   Mortgage banking activities                                                   627        259        836        256
   Income from bank-owned life insurance                                         279        134        551        501
   Net gains on sales of securities                                              403        374        408        758
   Other income                                                                  355        240        678        671
----------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                    5,969      5,154     10,558      9,915
----------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                              5,168      5,050     10,359     10,005
   Net occupancy                                                                 629        630      1,352      1,265
   Equipment                                                                     809        937      1,634      1,737
   Legal, audit and professional fees                                            524        405        837        883
   Merchant processing costs                                                     530        421        800        646
   Advertising and promotion                                                     275        348        479        706
   Office supplies                                                               164        185        328        358
   Litigation settlement                                                           -          -      4,800          -
   Acquisition related expenses                                                    -      1,035          -      1,035
   Other                                                                       1,675      1,422      2,933      2,707
----------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                   9,774     10,433     23,522     19,342
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                     5,345      3,700      5,561      8,370
Income tax expense                                                             1,545      1,308      1,607      2,546
----------------------------------------------------------------------------------------------------------------------
   Net income                                                                 $3,800     $2,392     $3,954     $5,824
----------------------------------------------------------------------------------------------------------------------

Per share information:
   Basic earnings per share                                                     $.32       $.20       $.33       $.49
   Diluted earnings per share                                                   $.31       $.20       $.32       $.48
   Cash dividends declared per share                                            $.13       $.12       $.26       $.24

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                                                               Accumulated
                                                                                  Other
                                          Common     Paid-in    Retained      Comprehensive     Treasury
Six months ended June 30,                 Stock      Capital    Earnings      Income (Loss)       Stock      Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                 $745       $9,927      $67,686          $(191)             $-      $78,167
Net income                                                          5,824                                       5,824
Other comprehensive loss, net of tax:
   Net unrealized losses on securities                                              (473)                        (473)
   Reclassification adjustment                                                      (758)                        (758)
                                                                                                          ------------
Comprehensive income                                                                                            4,593
Cash dividends declared                                            (3,750)                                     (3,750)
Shares issued                                 5           83                                                       88
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2000                   $750      $10,010      $69,760        $(1,422)             $-      $79,098
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2001                 $750      $10,144      $74,265         $4,027              $-      $89,186
Net income                                                          3,954                                       3,954
Cumulative effect of change in
   accounting principle, net of tax                                                 (391)                        (391)
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                              2,138                        2,138
   Reclassification adjustments                                                     (402)                        (402)
                                                                                                          ------------
Comprehensive income                                                                                            5,299
Cash dividends declared                                            (3,129)                                     (3,129)
Shares issued                                 3          302                                                      305
----------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2001                   $753      $10,446      $75,090         $5,372              $-      $91,661
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
Six months ended June 30,                                  2001           2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                             $3,954         $5,824
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                               350            700
     Depreciation of premises and equipment                1,464          1,589
     Amortization of premium in excess of (less than)
       accretion of discount on debt securities               59            (47)
     Increase in bank-owned life insurance                  (551)          (501)
     Appreciation of derivative instruments                 (285)             -
     Net gains on sales of securities                       (408)          (758)
     Net gains on loan sales                                (679)          (143)
     Proceeds from sales of loans                         40,967          6,520
     Loans originated for sale                           (42,981)        (5,847)
     Decrease (increase) in accrued interest receivable      122         (1,485)
     (Increase) decrease in other assets                  (1,962)           567
     Decrease in accrued expenses and other liabilities   (1,377)           (40)
     Other, net                                              344            786
--------------------------------------------------------------------------------
   Net cash (used in) provided by operating activities      (983)         7,165
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                          (115,035)       (89,589)
     Proceeds from sales                                     238         25,375
     Maturities and principal repayments                  71,425         16,766
   Securities held to maturity:
     Purchases                                           (53,257)       (14,900)
     Maturities and principal repayments                  12,157          6,897
   Purchase of Federal Home Loan Bank stock               (3,933)        (1,931)
   Principal collected on loans under loan originations  (12,918)       (25,118)
   Proceeds from sales of other real estate owned            150             68
   Purchases of premises and equipment                    (2,917)          (750)
--------------------------------------------------------------------------------
   Net cash used in investing activities                (104,090)       (83,182)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                               18,675         39,237
   Net increase in other short-term borrowings             2,912          1,219
   Proceeds from Federal Home Loan Bank advances         490,000        249,500
   Repayment of Federal Home Loan Bank advances         (408,549)      (215,600)
   Repayment of obligations under capital leases             (51)             -
   Net effect of common stock transactions                   111           (280)
   Cash dividends paid                                    (3,003)        (3,511)
--------------------------------------------------------------------------------
   Net cash provided by financing activities             100,095         70,565
--------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents              (4,978)        (5,452)
   Cash and cash equivalents at beginning of year         43,860         44,520
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period            $38,882        $39,068
--------------------------------------------------------------------------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


Six months ended June 30,                                  2001           2000
--------------------------------------------------------------------------------

Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate
     owned (OREO)                                           $168           $106
   Loans charged off                                         122            384
   Loans made to facilitate the sale of OREO                   -             60
   Increase (decrease) in net unrealized gain on
     securities available for sale, net of tax             1,345         (1,231)
   Increase in paid-in capital resulting from tax
     benefits on stock option exercises                      194            368

Supplemental Disclosures:
   Interest payments                                     $26,203        $21,715
   Income tax payments                                     2,932          2,854

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of June 30, 2001 and December 31, 2000 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Washington Trust Bancorp, Inc. and its wholly-owned subsidiary, The Washington Trust Company of Westerly (the "Bank"). All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The Corporation has not changed its accounting and reporting policies from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000.

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

The Corporation has an interest rate floor contract that is intended to function as a hedge against reductions in interest income realized from prime-based loans. At initial adoption, the transition adjustment on this derivative was a loss, net of tax, of $24 thousand and was reported in other comprehensive income. Changes in fair value of the interest rate floor contract are recorded in current earnings. Included in interest income for the six months ended June 30, 2001 was $270 thousand of appreciation in value of the interest rate floor contract.

The Corporation also has recognized commitments to originate and commitments to sell fixed rate mortgage loans. At the date of adoption, these derivatives had an immaterial impact on net income. Changes in fair value of the commitments since the date of adoption are recorded in current earnings and also have an immaterial impact on net income.

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

(2) Securities

Securities available for sale are summarized as follows:

(Dollars in thousands)                                Amortized          Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
June 30, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 73,151           $1,431          $   (54)         $ 74,528
Mortgage-backed securities                               316,374            3,412           (1,284)          318,502
Corporate and other bonds                                 61,254              610           (1,144)           60,720
Corporate stocks                                          16,521            6,327             (651)           22,197
---------------------------------------------------------------------------------------------------------------------
Total                                                    467,300           11,780           (3,133)          475,947
---------------------------------------------------------------------------------------------------------------------
December 31, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   84,163            1,150             (241)           85,072
Mortgage-backed securities                               240,436            1,462           (1,042)          240,856
Corporate and other bonds                                 41,086              360             (869)           40,577
Corporate stocks                                          14,314            6,494             (702)           20,106
---------------------------------------------------------------------------------------------------------------------
Total                                                   $379,999           $9,466          $(2,854)         $386,611
---------------------------------------------------------------------------------------------------------------------

For the six months ended June 30, 2001, proceeds from sales of securities available for sale amounted to $238 thousand while net realized gains on these sales amounted to $408 thousand.

Securities held to maturity are summarized as follows:

(Dollars in thousands)                                Amortized          Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
June 30, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 15,689           $  388            $   -          $ 16,077
Mortgage-backed securities                                84,568              888             (480)           84,976
States and political subdivisions                         22,176              404               (7)           22,573
---------------------------------------------------------------------------------------------------------------------
Total                                                    122,433            1,680             (487)          123,626
---------------------------------------------------------------------------------------------------------------------
December 31, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   35,135              265             (121)           35,279
Mortgage-backed securities                                66,715              685             (467)           66,933
States and political subdivisions                         23,065              121              (30)           23,156
---------------------------------------------------------------------------------------------------------------------
Total                                                   $124,915           $1,071            $(618)         $125,368
---------------------------------------------------------------------------------------------------------------------

There were no sales of securities held to maturity during the six months ended June 30, 2001.

Securities available for sale and held to maturity with a fair value of $15.5 million and $14.5 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits and public deposits at June 30, 2001 and December 31, 2000, respectively. In addition, securities available for sale and held to maturity with a fair value of $30.6 million and $31.2 million were collateralized for the discount window at the Federal Reserve Bank at June 30, 2001 and December 31, 2000, respectively. There were no borrowings with the Federal Reserve Bank at either date. Securities available for sale and held to maturity with a fair value of $406.8 million and $50.8 million were pledged to secure borrowings from the Federal Home Loan Bank of Boston ("FHLB") at June 30, 2001 and December 31, 2000, respectively. (See footnote 5 for additional information.)

(3) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)                              June 30,       December 31,
                                                      2001             2000
--------------------------------------------------------------------------------
Commercial:
    Mortgages (1)                                   $115,107           $121,817
    Construction and development (2)                   9,341              2,809
    Other (3)                                        131,097            115,202
--------------------------------------------------------------------------------
Total commercial                                     255,545            239,828
Residential real estate:
    Mortgages                                        233,326            236,595
    Homeowner construction                            14,293             14,344
--------------------------------------------------------------------------------
Total residential real estate                        247,619            250,939
Consumer                                             106,859            106,388
--------------------------------------------------------------------------------
    Total loans                                     $610,023           $597,155
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

(4) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
                                    Three Months                Six Months
                             ---------------------------------------------------
Periods ended June 30,            2001         2000          2001         2000
--------------------------------------------------------------------------------

Balance at beginning of period  $13,431      $12,540       $13,135      $12,349
Provision charged to expense        150          350           350          700
Recoveries                          134          180           267          258
Loans charged off                   (85)        (147)         (122)        (384)
--------------------------------------------------------------------------------
Balance at end of period        $13,630      $12,923       $13,630      $12,923
--------------------------------------------------------------------------------

(5) Borrowings

Federal Home Loan Bank advances outstanding are summarized below:

(Dollars in thousands)                              June 30,        December 31,
                                                      2001              2000
--------------------------------------------------------------------------------
    FHLB advances                                   $458,813           $377,362
--------------------------------------------------------------------------------

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at June 30, 2001 and December 31, 2000. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances ("FHLB borrowings"). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages, most marketable debt securities, FHLB capital stock and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to secure FHLB borrowings at June 30, 2001 and December 31, 2000. Included in the collateral were securities available for sale and held to maturity with a fair value of $406.8 million and $50.8 million that were specifically pledged to secure FHLB borrowings at June 30, 2001 and December 31, 2000, respectively. Unless there is an event of default under the agreement, the Corporation may use encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

The following is a summary of other borrowings:

(Dollars in thousands)                               June 30,       December 31,
                                                       2001             2000
--------------------------------------------------------------------------------
Treasury, Tax and Loan demand note balance            $5,569             $2,813
Other                                                    519                414
--------------------------------------------------------------------------------
    Other borrowings                                  $6,088             $3,227
--------------------------------------------------------------------------------

(6) Litigation
In January 1997, a suit was filed against the Bank in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president, treasurer and fifty percent shareholder, which allegedly occurred between 1986 and 1995. The suit alleged that the Bank erred in permitting this individual, while an officer of Maxson, to transfer funds from Maxson's account at the Bank for his personal benefit.

On May 11, 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which does not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. The Bank has received notification from its insurance carrier that it will pay a settlement to the Bank in the amount of $775 thousand ($553 thousand net of tax) in connection with this matter, subject to the execution of an agreement. Washington Trust expects to record this recovery when received in the third quarter 2001.

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

INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of June 30, 2001, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2001 and 2000, changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 2000, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 15, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000, is fairly stated, in all material respects.

KPMG LLP

Providence, Rhode Island
July 19, 2001

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

Results of Operations
The Corporation reported net income of $3.8 million, or $.31 per diluted share, for the three months ended June 30, 2001. Net income for the second quarter of 2000 amounted to $2.4 million, or $.20 per diluted share. The Corporation defines operating earnings to exclude a first quarter 2001 litigation settlement of $3.3 million, net of tax ($.28 per share). It also excludes costs of $1.1 million, net of tax ($.09 per share) recorded in connection with an acquisition in the second quarter of 2000 and includes an adjustment for pro forma income taxes on the pre-acquisition earnings of the acquired company. Operating earnings for the second quarter of 2001 increased by 15.7% from the $3.3 million, or $.27 per diluted share, of operating earnings reported for the second quarter of 2000.

The Corporation's rates of return on average assets and average equity for the three months ended June 30, 2001 were 1.18% and 16.72%, respectively. Comparable amounts for the second quarter of 2000, on an operating basis, were 1.14% and 16.47%.

Net income for the six months ended June 30, 2001 and 2000 amounted to $4.0 million and $5.8 million, respectively. Operating earnings for the first six months of 2001 amounted to $7.3 million, or $.60 per diluted share, up by 12.1% over the $6.5 million, or $.54 per diluted share earned in the first six months of 2000.

The Corporation's rates of return on average assets and average equity for the six months ended June 30, 2001, on an operating basis, were 1.16% and 16.01%, respectively. Comparable amounts for the first six months of 2000, on an operating basis, were 1.15% and 16.42%.

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) amounted to $9.3 million for the three months ended June 30, 2001 and 2000. Net interest income for the six months ended June 30, 2001 amounted to $18.9 million, compared to $18.5 million for the corresponding 2000 period. (See additional discussion under the caption "Net Interest Income.")

The Corporation's provision for loan losses was $150 thousand and $350 thousand in the second quarter of 2001 and 2000, respectively. For the six months ended June 30, 2001 and 2000, the provision for loan losses amounted to $350 thousand and $700 thousand, respectively. The allowance for loan losses increased from $13.1 million at December 31, 2000 to $13.6 million at June 30, 2001 due to the year to date 2001 provision and recoveries, net of charge-offs. The provision for the six months ended June 30, 2001 decreased compared to the same period last year, due to management's belief that the allowance for loan losses is at a reasonable level based on its current evaluation. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $5.6 million for the three months ended June 30, 2001, up 16.4% from the $4.8 million reported for the second quarter of 2000. For the six months ended June 30, 2001, other noninterest income amounted to $10.2 million, up 10.8% from the comparable 2000 amount of $9.2 million. Primary sources of noninterest income are trust and investment management fees, service charges on deposit accounts, merchant processing fees and mortgage banking activities. Revenue from mortgage banking activities associated with origination of loans for the secondary market amounted to $836 thousand for the six months ended June 30, 2001, an increase of $580 thousand from the corresponding period in 2000. Due to falling interest rates, mortgage loan origination volume and refinancing activity have increased, resulting in an increase in the number of loans sold in the secondary market. The Corporation does not expect this level of mortgage banking revenues to continue in the second half of 2001. Trust and investment management revenue totaled $5.3 million for the six months ended June 30, 2001 and 2000, respectively. Revenue growth has slowed primarily as a result of financial market declines affecting the market value of trust and investment management assets under administration. The value of such assets amounted to $1.6 billion and $1.7 billion at June 30, 2001 and December 31, 2000, respectively.

Net realized securities gains for the three months ended June 30, 2001 amounted to $403 thousand, compared to $374 thousand for the comparable period in 2000. Included in net realized gains for the second quarter of 2001 and 2000 were gains totaling $351 thousand and $310 thousand, respectively, related to annual contributions of appreciated equity securities to the Corporation's charitable foundation. The costs associated with the contributions amounted to $353 thousand and $424 thousand and were included in other noninterest expenses in the second quarter of 2001 and 2000, respectively. For the six months ended June 30, 2001, net realized securities gains totaled $408 thousand, compared to $758 thousand for the corresponding 2000 period.

Other noninterest expense (noninterest expense excluding a first quarter 2001 litigation settlement and second quarter 2000 acquisition costs) amounted to $9.8 million and $9.4 million for the second quarter of 2001 and 2000, respectively. For the six months ended June 30, 2001, other noninterest expense totaled $18.7 million, compared to $18.3 million for the comparable period on 2000. Salaries and benefit expense amounted to $10.4 million for the six months ended June 30, 2001, up $354 thousand, or 3.5%, from the $10.0 million reported for the six months ended June 30, 2000.

Income tax expense amounted to $1.6 million and $2.5 million for the six months ended June 30, 2001 and 2000, respectively. The Corporation's effective tax rate for the first six months of 2001 was 28.9%, compared to 30.4% for the corresponding 2000 period. The decrease in the effective tax rate was primarily due the effect of the first quarter 2001 litigation settlement.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the six months ended June 30, 2001 and 2000 amounted to $19.4 million and $19.1 million, respectively. For the six months ended June 30, 2001, average interest-earning assets amounted to $1.191 billion, up $119.4 million, or 11.1%, over the comparable 2000 amount due to growth in securities and loans. Deposit growth and FHLB advances funded the growth in securities and loans. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the six months ended June 30, 2001 and 2000 were 3.28% and 3.58%, respectively. The interest rate spread declined 29 basis points to 2.74% for the six months ended June 30, 2001. Earning asset yields declined 14 basis points, while the cost of interest-bearing liabilities increased 15 basis points, thereby narrowing the net interest spread. The decline in yields on securities and higher funding costs associated with savings and time deposits were primarily responsible for the decrease in the net interest margin.

Total average securities rose $71.1 million, or 13.8%, over the comparable prior year period, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 6.57% for the six months ended June 30, 2001, compared to 6.84% for the same 2000 period. The decrease in yields on securities reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on investment purchases.

The yield on average total loans amounted to 8.63% for the six months ended June 30, 2001 compared to 8.62% for the comparable 2000 period. Average loans for the six months ended June 30, 2001 rose $48.3 million, or 8.7%, over the prior year and amounted to $604.6 million. Average residential real estate loans amounted to $253.0 million, up 8.9% from the prior year level. The yield on residential real estate loans increased slightly from the prior year period, amounting to 7.83%. Average commercial loans rose 7.3% to $246.5 million. The yield on commercial loans amounted to 9.54%, up 16 basis points from the prior year yield of 9.38%. Included in interest income on commercial loans, for the six months ended June 30, 2001, was $270 thousand of appreciation in value of the interest rate floor contract. Average consumer loans rose 11.6% over the prior year and amounted to $105.0 million. The yield on consumer loans amounted to 8.45%, a decrease of 36 basis points from the prior year yield of 8.81%, primarily due to a decline in yield on home equity lines.

Average interest-bearing liabilities increased 11.5% to $1.057 billion at June 30, 2001. Due to higher rates paid on deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 4.88% for the six months ended June 30, 2001, up from 4.73% for the comparable 2000 period. Average savings deposits for the six months ended June 30, 2001 increased 17.5% to $272.7 million from the comparable 2000 amount. The rate paid on savings deposits for the first six months of 2001 was 2.04%, compared to 1.73% for the same 2000 period. Average time deposits increased $13.6 million to $356.9 million with an increase of 27 basis points in the rate paid. For the six months ended June 30, 2001, average demand deposits, an interest-free funding source, increased $4.0 million to $102.7 million. Average FHLB advances for the six months ended June 30, 2001 amounted to $425.7 million, up 14.8% from the comparable 2000 amount. This increase was used primarily to fund growth in the portfolios of available for sale securities and held to maturity securities. The average rate paid on FHLB advances for the six months ended June 30, 2001 was 6.04%, up slightly from the prior year rate of 5.98%.

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

Six months ended June 30,                                   2001                                2000
--------------------------------------------------------------------------------------------------------------------
                                           Average                     Yield/     Average                     Yield/
(Dollars in thousands)                     Balance       Interest       Rate      Balance      Interest        Rate
---------------------------------------------------------------------------------------------------------------------
Assets:
Residential real estate loans              $253,039       $9,821       7.83%      $232,348      $8,999        7.79%
Commercial and other loans                  246,509       11,662       9.54%       229,829      10,719        9.38%
Consumer loans                              105,048        4,404       8.45%        94,124       4,124        8.81%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              604,596       25,887       8.63%       556,301      23,842        8.62%
Federal funds sold  and other
  short-term investments                     15,436          383       5.00%        12,555         378        6.06%
Taxable debt securities                     512,207       16,597       6.53%       443,478      14,751        6.69%
Nontaxable debt securities                   22,588          744       6.64%        25,815         852        6.64%
Corporate stocks and FHLB stock              36,260        1,376       7.66%        33,517       1,538        9.23%
--------------------------------------------------------------------------------------------------------------------
   Total securities                         586,491       19,100       6.57%       515,365      17,519        6.84%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,191,087       44,987       7.62%     1,071,666      41,361        7.76%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                  69,740                                 61,544
--------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,260,827                             $1,133,210
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Savings deposits                           $272,662       $2,754       2.04%      $231,994      $1,995        1.73%
Time deposits                               356,866       10,048       5.68%       343,286       9,227        5.41%
FHLB advances                               425,678       12,753       6.04%       370,933      11,023        5.98%
Other                                         2,134           53       4.99%         2,239          64        5.77%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities     1,057,340       25,608       4.88%       948,452      22,309        4.73%
Demand deposits                             102,707                                 98,749
Non interest-bearing liabilities              9,624                                  6,681
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,169,671                              1,053,882
Total shareholders' equity                   91,156                                 79,328
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,260,827                             $1,133,210
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $19,379                               $19,052
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    2.74%                                  3.03%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    3.28%                                  3.58%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,                                2001              2000
--------------------------------------------------------------------------------
Commercial and other loans                               $ 67              $ 61
Nontaxable debt securities                                260               297
Corporate stocks                                          177               197

Financial Condition and Liquidity
Total assets rose 8.5% from $1.218 billion at December 31, 2000 to $1.321 billion at June 30, 2001. Average assets totaled $1.261 billion for the six months ended June 30, 2001, up 11.3% over the comparable 2000 period.

Securities Available for Sale - The carrying value of securities available for sale at June 30, 2001 amounted to $475.9 million, an increase of $89.3 million, or 23.1%, over the December 31, 2000 amount of $386.6 million. As previously disclosed, pursuant to the transition provisions of SFAS No. 133, on January 1, 2001, the Corporation reclassified held to maturity securities with an estimated fair value of $42.6 million into the available for sale category. The increase in carrying value of securities available for sale was primarily attributable to purchases of debt securities and the reclassification of securities in accordance with SFAS No. 133. The net unrealized gain on securities available for sale amounted to $8.6 million, compared to $6.6 million at December 31, 2000. This increase was attributable to the effects of reductions in medium and long-term interest rates that occurred during the six months of 2001.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $122.4 million at June 30, 2001, down from $124.9 million at December 31, 2000. This decrease was due to the aforementioned reclassification of held-to-maturity securities to the available-for sale category offset in part by purchases of mortgage-backed securities. The net unrealized gain on securities held to maturity amounted to $1.2 million at June 30, 2001, compared to $453 thousand at December 31, 2000.

Loans - At June 30, 2001, total loans amounted to $610.0 million. During the six months ended June 30, 2001, total loans increased $12.9 million. Commercial loans amounted to $255.5 million at June 30, 2001, an increase of $15.7 million from the December 31, 2000 balance of $239.8 million. Total residential real estate loans decreased $3.3 million from December 31, 2000 and amounted to $247.6 million. Total consumer loans amounted to $106.9 million at June 30, 2001 compared to $106.4 million at December 31, 2000.

Deposits - Total deposits amounted to $754.4 million at June 30, 2001, up $18.7 million from $735.7 million at December 31, 2000. For the six months ended June 30, 2001, savings deposits increased $32.2 million. Time deposits decreased $16.1 million from December 31, 2000 due to maturity of commercial and consumer certificates of deposit and amounted to $347.3 million at June 30, 2001. Demand deposits amounted to $115.6 million at June 30, 2001, up $2.6 million from the December 31, 2000 balance.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. FHLB advances amounted to $458.8 million at June 30, 2001, up $81.5 million from the December 31, 2000 amount. In addition, other borrowings outstanding at June 30, 2001 and December 31, 2000 amounted to $6.1 million and $3.2 million, respectively.

For the six months ended June 30, 2001, net cash used in operations amounted to $983 thousand. Proceeds from sales of loans in the first six months of 2001 amounted to $41.0 million, while loans originated for sale amounted to $43.0 million. Net cash used in investing activities amounted to $104.1 million and was primarily used to purchase securities. Net cash provided by financing activities of $100.1 million was generated mainly by a net increase in FHLB advances and an increase in total deposits. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                     June 30,       December 31,
 (Dollars in thousands)                                2001             2000
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due             $1,981            $1,608
Nonaccrual loans less than 90 days past due            1,623             1,826
--------------------------------------------------------------------------------
Total nonaccrual loans                                 3,604             3,434
Other real estate owned                                   17                 9
--------------------------------------------------------------------------------
Total nonperforming assets                            $3,621            $3,443
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans          .59%              .58%
Nonperforming assets as a percentage of total assets     .27%              .28%
Allowance for loan losses to nonaccrual loans         378.19%           382.50%
Allowance for loan losses to total loans                2.23%             2.20%

Not included in the analysis of nonperforming assets at June 30, 2001 and December 31, 2000 above are approximately $174 thousand and $393 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages that are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

Impaired loans consist of all nonaccrual commercial loans. At June 30, 2001, the recorded investment in impaired loans was $2.5 million, which had a related allowance amounting to $373 thousand. During the six months ended June 30, 2001, the average recorded investment in impaired loans was $2.2 million. Also during this period, interest income recognized on impaired loans amounted to approximately $46 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                                  June 30,          December 31,
  (Dollars in thousands)                            2001                2000
--------------------------------------------------------------------------------
Residential mortgages                               $584                  $ 796
Commercial:
   Mortgages                                       1,083                  1,076
   Other (1)                                       1,368                  1,018
Consumer                                             569                    544
--------------------------------------------------------------------------------
Total nonaccrual loans                            $3,604                 $3,434
--------------------------------------------------------------------------------
(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Capital Resources
Total equity capital amounted to $91.7 million, or 6.9% of total assets, at June 30, 2001. This compares to $89.2 million, or 7.3%, at December 31, 2000. Current year results include a first quarter litigation settlement amounting to $3.3 million, net of income taxes. (See additional information under the caption Litigation for additional information.)

At June 30, 2001, the Corporation's Tier 1 risk-based capital ratio was 12.05% and the total risk-adjusted capital ratio was 13.67%. The Corporation's Tier 1 leverage ratio amounted to 6.67% at June 30, 2001. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at June 30, 2001 amounted to approximately $1.6 million, representing $.13 per share payable on July 13, 2001, an increase of 8.3% over the $.12 per share declared in the fourth quarter of 2000. The source of funds for dividends paid by the Corporation is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Book value per share as of June 30, 2001 and December 31, 2000 amounted to $7.61 and $7.43, respectively.

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

On May 11, 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which does not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. The Bank has received notification from its insurance carrier that it will pay a settlement to the Bank in the amount of $775 thousand ($553 thousand net of tax) in connection with this matter, subject to the execution of an agreement. Washington Trust expects to record this recovery when received in the third quarter 2001.

Recent Accounting Developments
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations", and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises". All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. Therefore, this Statement eliminates the use of the pooling-of-interests method for accounting for business combinations. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, and also applies to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

Also in June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets". This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets". It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60-month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of June 30, 2001, the Corporation's estimated exposure as a percentage of net interest income for the next 12 month period and the subsequent 12 month period thereafter (months 13 - 24), respectively, is as follows:

                                              Months 1 - 12       Months 13 - 24
         -----------------------------------------------------------------------

         200 basis point increase in rates        -0.90%              -4.28%
         200 basis point decrease in rates        -0.95%              -2.07%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities using both parallel rate shifts of up to 200 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the
Corporation's capital position. As of June 30, 2001, an immediate 200 basis point rise in rates would result in a 4.9% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 1.7% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at June 30, 2001, including both debt and equity securities, was 3.2%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

During 1998, the Corporation entered into an interest rate floor contract with a notional principal amount of $20 million and a five-year term maturing in March 2003. The contract is intended to function as a hedge against reductions in interest income realized from prime-based loans. The Corporation receives payment for the contract if certain interest rates fall below specified levels. Effective January 1, 2001 with the adoption of SFAS No. 133, the Corporation recognized the fair value of this derivative as an asset on the balance sheet. At June 30, 2001 the carrying value of the interest rate floor contract amounted to $368 thousand and is reported in other assets.

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

          On May 11, 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which does not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. The Bank has received notification from its insurance carrier that it will pay a settlement to the Bank in the amount of $775 thousand ($553 thousand net of tax) in connection with this matter, subject to the execution of an agreement. Washington Trust expects to record this recovery when received in the third quarter 2001.

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

Item 4. Submission of Matters to a Vote of Security Holders (a) The Annual Meeting of Shareholders was held on April 24, 2001.

(b) The results of matters voted upon are presented below.

   i. A proposal to elect Alcino G. Almeida, Katherine W. Hoxsie, Edward W. Mazze, Joyce O. Resnikoff, John F. Treanor and John C. Warren as directors of the Corporation for staggered terms, each to serve until their successors are duly elected and qualified, passed as follows:

                                                                                 Abstentions
                                                    Votes           Votes         and Broker
                                      Term        In Favor        Withheld        Non-votes
      ------------------------------------------------------------------------------------------

      Alcino G. Almeida             3 years       9,687,642        339,339            0
      Katherine W. Hoxsie           3 years       9,693,393        333,589            0
      Edward M. Mazze               3 years       9,902,401        124,581            0
      Joyce O. Resnikoff            3 years       9,781,394        245,588            0
      John F. Treanor               2 years       9,758,910        268,072            0
      John C. Warren                3 years       9,732,787        294,195            0

   ii. A proposal for the ratification of KPMG LLP to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 2001 was passed by a vote of 9,827,167 shares in favor; 155,437 shares against, with 44,379 abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibit index
     Exhibit No.
        11       Statement re Computation of Per Share Earnings

(b) There were no reports on Form 8-K filed during the quarter ended June 30, 2001.

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


                                   WASHINGTON TRUST BANCORP, INC.
                                   ------------------------------
                                            (Registrant)



August 9, 2001                     By:  John C. Warren
                                   ---------------------------------------------
                                   John C. Warren
                                   Chairman and Chief Executive Officer
                                   (principal executive officer)





August 9, 2001                     By:  David V. Devault
                                   ---------------------------------------------
                                   David V. Devault
                                   Executive Vice President, Treasurer
                                   and Chief Financial Officer
                                   (principal financial and accounting officer)