Form 10-Q
period 2001-09-30
WASHINGTON TRUST BANCORP INC
filed 2001-11-13
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
[x] Quarterly report pursuant to section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended SEPTEMBER 30, 2001 or

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


The number of shares of common stock of the registrant outstanding as of October 31, 2001 was 12,065,198.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                    For The Quarter Ended September 30, 2001

                                TABLE OF CONTENTS




PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       September 30, 2001 and December 31, 2000

Consolidated Statements of Income
       Three Months and Nine Months Ended September 30, 2001 and 2000

Consolidated Statements of Changes in Shareholders' Equity
       Nine Months Ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 2001 and 2000

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

PART I                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                 (Unaudited)
                                                September 30,      December 31,
                                                     2001              2000
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                             $20,719             $22,460
Federal funds sold and other short-term investments  13,500              21,400
Mortgage loans held for sale                          4,582               1,639
Securities:
   Available for sale, at fair value                478,500             386,611
   Held to maturity, at cost; fair value $154,526
     in 2001 and $125,368 in 2000                   150,025             124,915
--------------------------------------------------------------------------------
   Total securities                                 628,525             511,526

Federal Home Loan Bank stock, at cost                23,491              19,558

Loans                                               620,871             597,155
Less allowance for loan losses                       13,687              13,135
--------------------------------------------------------------------------------
   Net loans                                        607,184             584,020

Premises and equipment, net                          22,593              21,710
Accrued interest receivable                           7,912               7,800
Other assets                                         27,274              27,954
--------------------------------------------------------------------------------
   Total assets                                  $1,355,780          $1,218,067
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                          $124,080            $113,012
   Savings                                          309,675             259,309
   Time                                             364,341             363,363
--------------------------------------------------------------------------------
   Total deposits                                   798,096             735,684

Dividends payable                                     1,575               1,445
Federal Home Loan Bank advances                     441,143             377,362
Other borrowings                                      4,820               3,227
Accrued expenses and other liabilities               11,360              11,163
--------------------------------------------------------------------------------
   Total liabilities                              1,256,994           1,128,881
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized 30 million shares; issued
   12,064,652 shares in 2001
   and 12,006,809 shares in 2000                        754                 750
Paid-in capital                                      10,688              10,144
Retained earnings                                    78,364              74,265
Accumulated other comprehensive income                8,980               4,027
--------------------------------------------------------------------------------
   Total shareholders' equity                        98,786              89,186
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity    $1,355,780          $1,218,067
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                         except per share data)



                                                                                            (Unaudited)
                                                                                Three Months          Nine Months
Periods ended September 30,                                                   2001       2000       2001        2000
----------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                $12,846    $12,669    $38,666    $36,451
   Interest from securities                                                    8,752      8,322     25,833     23,628
   Dividends on corporate stock and Federal Home Loan Bank stock                 591        715      1,790      2,056
   Interest on federal funds sold and other short-term investments               134        252        517        630
----------------------------------------------------------------------------------------------------------------------
   Total interest income                                                      22,323     21,958     66,806     62,765
----------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                            1,300      1,087      4,054      3,082
   Time deposits                                                               4,573      5,187     14,621     14,414
   Federal Home Loan Bank advances                                             5,971      5,886     18,724     16,909
   Other                                                                          23         30         76         95
----------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                     11,867     12,190     37,475     34,500
----------------------------------------------------------------------------------------------------------------------
Net interest income                                                           10,456      9,768     29,331     28,265
Provision for loan losses                                                        100        250        450        950
----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           10,356      9,518     28,881     27,315
----------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust and investment management                                             2,620      2,657      7,928      7,976
   Service charges on deposit accounts                                           894        842      2,679      2,444
   Merchant processing fees                                                    1,099        906      2,091      1,714
   Mortgage banking activities                                                   352        139      1,188        395
   Income from bank-owned life insurance                                         287        271        838        772
   Net gains on sales of securities                                                -          -        408        758
   Other income                                                                  401        594      1,079      1,265
----------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                    5,653      5,409     16,211     15,324
----------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                              5,326      4,885     15,685     14,891
   Net occupancy                                                                 652        617      2,004      1,882
   Equipment                                                                     760      1,082      2,394      2,819
   Legal, audit and professional fees                                            235        434      1,072      1,317
   Merchant processing costs                                                     872        712      1,672      1,358
   Advertising and promotion                                                     311        278        790        983
   Office supplies                                                               157        140        485        499
   Litigation settlement (recovery) costs                                       (775)         -      4,025          -
   Acquisition related expenses                                                    -          -          -      1,035
   Other                                                                       1,466      1,450      4,399      4,156
----------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                   9,004      9,598     32,526     28,940
----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                     7,005      5,329     12,566     13,699
Income tax expense                                                             2,163      1,585      3,770      4,131
----------------------------------------------------------------------------------------------------------------------
   Net income                                                                 $4,842     $3,744     $8,796     $9,568
----------------------------------------------------------------------------------------------------------------------

Per share information:
   Basic earnings per share                                                     $.40       $.31       $.73       $.80
   Diluted earnings per share                                                   $.40       $.31       $.72       $.79
   Cash dividends declared per share                                            $.13       $.12       $.39       $.36

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                                                               Accumulated
                                                                                  Other
                                         Common     Paid-in     Retained      Comprehensive       Treasury
Nine months ended September 30,           Stock     Capital     Earnings      Income (Loss)         Stock       Total
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000                $745       $9,927      $67,686           $(191)           $ -       $78,167
Net income                                                         9,568                                        9,568
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                              2,307                        2,307
   Reclassification adjustment                                                      (758)                        (758)
                                                                                                         --------------
Comprehensive income                                                                                            1,549
Cash dividends declared                                           (5,190)                                      (5,190)
Shares issued                                5          136                                                       141
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2000             $750      $10,063      $72,064          $1,358            $ -       $84,235
-----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2001                $750      $10,144      $74,265          $4,027            $ -       $89,186
Net income                                                         8,796                                        8,796
Cumulative effect of change in
   accounting principle, net of tax                                                 (391)                        (391)
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                              5,744                        5,744
   Reclassification adjustments                                                     (400)                        (400)
                                                                                                         --------------
Comprehensive income                                                                                            5,344
Cash dividends declared                                           (4,697)                                      (4,697)
Shares issued                                4          544                                           1           549
Shares repurchased                                                                                   (1)           (1)
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001             $754      $10,688      $78,364          $8,980            $ -       $98,786
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                (Unaudited)
Nine months ended September 30,                             2001          2000
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                              $8,796        $9,568
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                450           950
     Depreciation of premises and equipment                 2,160         2,614
     Amortization of premium in excess of (less than)
       accretion of discount on debt securities               266          (105)
     Increase in bank-owned life insurance                   (838)         (772)
     Appreciation of derivative instruments                  (573)            -
     Net gains on sales of securities                        (408)         (758)
     Net gains on loan sales                               (1,030)         (184)
     Proceeds from sales of loans                          61,402        13,592
     Loans originated for sale                            (63,315)      (13,576)
     Increase in accrued interest receivable                 (112)       (2,019)
     (Increase) decrease in other assets                   (2,782)          535
     Increase in accrued expenses and other liabilities     2,337           979
     Other, net                                               521           731
--------------------------------------------------------------------------------
   Net cash provided by operating activities                6,874        11,555
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                           (146,887)     (103,724)
     Proceeds from sales                                      238        25,375
     Maturities and principal repayments                  106,037        28,607
   Securities held to maturity:
     Purchases                                            (92,805)      (22,745)
     Maturities and principal repayments                   24,107        10,478
   Purchase of Federal Home Loan Bank stock                (3,933)       (1,931)
   Principal collected on loans under loan originations   (23,842)      (35,615)
   Proceeds from sales of other real estate owned             150            95
   Purchases of premises and equipment                     (3,043)       (1,037)
--------------------------------------------------------------------------------
   Net cash used in investing activities                 (139,978)     (100,497)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                62,412        72,845
   Net increase (decrease) in other short-term
     borrowings                                             1,670        (1,345)
   Proceeds from Federal Home Loan Bank advances          886,000       322,000
   Repayment of Federal Home Loan Bank advances          (822,219)     (306,111)
   Repayment of obligations under capital leases              (77)            -
   Net effect of common stock transactions                    245          (234)
   Purchase of treasury stock                                  (1)            -
   Cash dividends paid                                     (4,567)       (4,949)
--------------------------------------------------------------------------------
   Net cash provided by financing activities              123,463        82,206
--------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents               (9,641)       (6,736)
   Cash and cash equivalents at beginning of year          43,860        44,520
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period             $34,219       $37,784
--------------------------------------------------------------------------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                                (Unaudited)
Nine months ended September 30,                             2001          2000
--------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate
     owned (OREO)                                            $168          $106
   Loans charged off                                          221           439
   Loans made to facilitate the sale of OREO                    -            60
   Increase in net unrealized gain on securities
     available for sale, net of tax                         4,953         1,549
   Increase in paid-in capital resulting from tax
     benefits on stock option exercises                       304           375

Supplemental Disclosures:
   Interest payments                                      $38,087       $33,358
   Income tax payments                                      2,926         4,230


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of September 30, 2001 and December 31, 2000 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Washington Trust Bancorp, Inc. and its wholly owned subsidiary, The Washington Trust Company, of Westerly (the "Bank"). All significant intercompany balances and transactions have been eliminated.

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

The Corporation has an interest rate floor contract that is intended to function as a hedge against reductions in interest income realized from prime-based loans. At initial adoption, the transition adjustment on this derivative was a loss, net of tax, of $24 thousand and was reported in other comprehensive income. Changes in fair value of the interest rate floor contract are recorded in current earnings. Included in interest income for the nine months ended September 30, 2001 was $643 thousand of appreciation in value of the interest rate floor contract.

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

(2) Securities

Securities available for sale are summarized as follows:

(Dollars in thousands)                                 Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
September 30, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  $70,317           $2,298              $(2)          $72,613
Mortgage-backed securities                               311,393            7,007             (116)          318,284
Corporate and other bonds                                 65,110            1,310           (1,510)           64,910
Corporate stocks                                          17,520            5,904             (731)           22,693
---------------------------------------------------------------------------------------------------------------------
Total                                                    464,340           16,519           (2,359)          478,500
---------------------------------------------------------------------------------------------------------------------
December 31, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   84,163            1,150             (241)           85,072
Mortgage-backed securities                               240,436            1,462           (1,042)          240,856
Corporate and other bonds                                 41,086              360             (869)           40,577
Corporate stocks                                          14,314            6,494             (702)           20,106
---------------------------------------------------------------------------------------------------------------------
Total                                                   $379,999           $9,466          $(2,854)         $386,611
---------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 2001, proceeds from sales of securities available for sale amounted to $238 thousand while net realized gains on these sales amounted to $408 thousand.

Securities held to maturity are summarized as follows:

(Dollars in thousands)                                Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
----------------------------------------------------------------------------------------------------------------------
September 30, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 11,634             $463              $ -          $ 12,097
Mortgage-backed securities                               117,350            3,406              (27)          120,729
States and political subdivisions                         21,041              659                -            21,700
---------------------------------------------------------------------------------------------------------------------
Total                                                    150,025            4,528              (27)          154,526
---------------------------------------------------------------------------------------------------------------------
December 31, 2000
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   35,135              265             (121)           35,279
Mortgage-backed securities                                66,715              685             (467)           66,933
States and political subdivisions                         23,065              121              (30)           23,156
---------------------------------------------------------------------------------------------------------------------
Total                                                   $124,915           $1,071            $(618)         $125,368
---------------------------------------------------------------------------------------------------------------------

There were no sales of securities held to maturity during the nine months ended September 30, 2001.

Securities available for sale and held to maturity with a fair value of $21.1 million and $14.5 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits and public deposits at September 30, 2001 and December 31, 2000, respectively. In addition, securities available for sale and held to maturity with a fair value of $29.7 million and $31.2 million were collateralized for the discount window at the Federal Reserve Bank at September 30, 2001 and December 31, 2000, respectively. There were no borrowings with the Federal Reserve Bank at either date. Securities available for sale and held to maturity with a fair value of $377.0 million and $50.8 million were pledged to secure borrowings from the Federal Home Loan Bank of Boston ("FHLB") at September 30, 2001 and December 31, 2000, respectively. (See footnote 5 for additional information.)

(3) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)                            September 30,     December 31,
                                                       2001             2000
--------------------------------------------------------------------------------
Commercial:
    Mortgages (1)                                    $117,611          $121,817
    Construction and development (2)                    9,221             2,809
    Other (3)                                         129,358           115,202
--------------------------------------------------------------------------------
Total commercial                                      256,190           239,828
Residential real estate:
    Mortgages                                         241,844           236,595
    Homeowner construction                             12,861            14,344
--------------------------------------------------------------------------------
Total residential real estate                         254,705           250,939
Consumer                                              109,976           106,388
--------------------------------------------------------------------------------
    Total loans                                      $620,871          $597,155
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

(4) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
                                      Three Months              Nine Months
                               -------------------------------------------------
Periods ended September 30,        2001         2000         2001        2000
--------------------------------------------------------------------------------
Balance at beginning of period   $13,630      $12,923      $13,135     $12,349
Provision charged to expense         100          250          450         950
Recoveries                            55           26          323         285
Loans charged off                    (98)         (54)        (221)       (439)
--------------------------------------------------------------------------------
Balance at end of period         $13,687      $13,145      $13,687     $13,145
--------------------------------------------------------------------------------

(5) Borrowings
Federal Home Loan Bank advances outstanding are summarized below:

(Dollars in thousands)                            September 30,     December 31,
                                                      2001              2000
--------------------------------------------------------------------------------
FHLB advances                                        $441,143          $377,362
--------------------------------------------------------------------------------

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at September 30, 2001 and December 31, 2000. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances ("FHLB borrowings"). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages, most marketable debt securities, FHLB capital stock and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to secure FHLB borrowings at September 30, 2001 and December 31, 2000. Included in the collateral were securities available for sale and held to maturity with a fair value of $377.0 million and $50.8 million that were specifically pledged to secure FHLB borrowings at September 30, 2001 and December 31, 2000, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

The following is a summary of other borrowings:

(Dollars in thousands)                            September 30,     December 31,
                                                      2001              2000
--------------------------------------------------------------------------------
Treasury, Tax and Loan demand note balance             $4,318            $2,813
Other                                                     502               414
--------------------------------------------------------------------------------
Other borrowings                                       $4,820            $3,227
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

On May 11, 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which does not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. In August 2001, the Bank received a settlement from an insurance carrier in the amount of $775 thousand ($553 thousand net of tax) in connection with this matter. The recovery was recorded as a reduction of the litigation settlement cost included in other noninterest expenses. The Bank has received a notification from another of its insurance carriers that it will pay a settlement to the Bank in the amount of $400 thousand ($280 thousand net of tax) in connection with this matter, subject to the execution of an agreement. The Bank expects to record this additional recovery when received in the fourth quarter 2001.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

(7) Subsequent Event
On November 13, 2001, the Corporation announced that it had signed a definitive agreement to acquire First Financial Corp., parent of First Bank and Trust Company, a Rhode Island-chartered community bank. First Bank and Trust, with assets of $174.1 million, is headquartered in Providence, Rhode Island, and operates banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. In the merger, each share of First Financial common stock will be converted into a combination of $16.00 in cash and shares of Washington Trust Bancorp, Inc. common stock based on an exchange ratio. Based on a Washington Trust stock price of $18.00, First Financial shareholders would receive 0.889 shares of Washington Trust common stock (with a value of $16.00) for a combination of cash and stock initially valued at $32.00 per share and an aggregate transaction value of approximately $39 million. However, the actual number and value of Washington Trust Bancorp, Inc. common stock to be issued to First Financial shareholders will be based on an exchange formula using the average closing price of Washington Trust Bancorp, Inc. common stock during the 15 trading days prior to receiving final regulatory approval, within a range of
0.842 per share and 0.941 per share. The purchase, which is expected to be completed in the second quarter of 2002, is subject to certain customary conditions including approval by First Financial Corp.'s shareholders as well as state and federal banking regulators. Upon consummation of this event, the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" will be applied.


INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of September 30, 2001, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2001 and 2000, changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2001 and 2000. These consolidated financial statements are the responsibility of the Corporation's management.

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

KPMG LLP

Providence, Rhode Island
October 18, 2001 except for Note 7, which is as of November 13, 2001

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

Some of the factors that might cause these  differences  include the  following:
changes  in  general,  national  or  regional  economic  conditions,  changes in interest rates, reductions in the market value of trust and investment management assets under administration, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan defaults and charge-off rates and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2000 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Results of Operations
The Corporation reported net income of $4.8 million, or $.40 per diluted share, for the three months ended September 30, 2001. Net income for the third quarter of 2000 amounted to $3.7 million, or $.31 per diluted share. The Corporation defines operating earnings to exclude a first quarter 2001 litigation settlement, net of a third quarter insurance recovery, of $2.8 million, net of tax ($.23 per share). It also excludes costs of $1.1 million, net of tax ($.09 per share) recorded in connection with an acquisition in the second quarter of 2000 and includes an adjustment for pro forma income taxes on the pre-acquisition earnings of the acquired company. Operating earnings for the third quarter of 2001 amounted to $4.3 million, or $.35 per diluted share, an increase of 14.6% from the $3.7 million, or $.31 per diluted share, of operating earnings reported for the third quarter of 2000.

The Corporation's rates of return on average assets and average equity for the three months ended September 30, 2001, on an operating basis, were 1.29% and 17.86%, respectively. Comparable amounts for the third quarter of 2000 were 1.27% and 18.32%, respectively.

Net income for the nine months ended September 30, 2001 and 2000 amounted to $8.8 million and $9.6 million, respectively. Operating earnings for the first nine months of 2001 amounted to $11.6 million, or $.95 per diluted share, up by 13.0% over the $10.3 million, or $.85 per diluted share earned in the first nine months of 2000.

The Corporation's rates of return on average assets and average equity for the nine months ended September 30, 2001, on an operating basis, were 1.20% and 16.64%, respectively. Comparable amounts for the first nine months of 2000, on an operating basis, were 1.19% and 17.06%, respectively.

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) amounted to $10.5 million for the three months ended September 30, 2001, an increase of 7.0% from the $9.8 million earned in the third quarter of 2000. Net interest income for the nine months ended September 30, 2001 amounted to $29.3 million, compared to $28.3 million for the corresponding 2000 period. (See additional discussion under the caption "Net Interest Income.")

The Corporation's provision for loan losses amounted to $100 thousand and $250 thousand for the three months ended September 30, 2001 and 2000, respectively. For the nine months ended September 30, 2001 and 2000, the provision for loan losses totaled $450 thousand and $950 thousand, respectively. The allowance for loan losses increased from $13.1 million at December 31, 2000 to $13.7 million at September 30, 2001 due to the year to date 2001 provision and recoveries, net of charge-offs. The provision for the nine months ended September 30, 2001 decreased compared to the same period last year, due to management's belief that the allowance for loan losses is at a reasonable level based on its current evaluation. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $5.7 million for the three months ended September 30, 2001, up from the $5.4 million reported for the third quarter of 2000. For the nine months ended September 30, 2001, other noninterest income amounted to $15.8 million, up 8.5% from the comparable 2000 amount of $14.6 million. Primary sources of noninterest income are trust and investment management fees, service charges on deposit accounts, merchant processing fees and mortgage banking activities. Revenue from mortgage banking activities associated with origination of loans for the secondary market amounted to $1.2 million for the nine months ended September 30, 2001, an increase of $793 thousand from the corresponding period in 2000. Due to falling interest rates, mortgage loan origination volume and refinancing activity have increased, resulting in an increase in the number of loans sold in the secondary market. The Corporation expects strong mortgage banking revenues to continue through the end of 2001. Trust and investment management revenue totaled $7.9 million for the nine months ended September 30, 2001 down slightly from $8.0 million for the same period in 2000. Revenue growth has slowed primarily as a result of financial market declines affecting the market value of trust and investment management assets under administration. The value of such assets amounted to $1.5 billion and $1.7 billion at September 30, 2001 and December 31, 2000, respectively.

For the nine months ended September 30, 2001, net realized securities gains totaled $408 thousand, compared to $758 thousand for the corresponding 2000 period.

Other noninterest expense (noninterest expense excluding a 2001 litigation settlement, net of an insurance recovery, and second quarter 2000 acquisition costs) amounted to $9.8 million and $9.6 million for the third quarter of 2001 and 2000, respectively. For the nine months ended September 30, 2001, other noninterest expense totaled $28.5 million, compared to $27.9 million for the comparable period in 2000. Salaries and benefit expense amounted to $15.7 million for the nine months ended September 30, 2001, up $794 thousand, or 5.3%, from the $14.9 million reported for the nine months ended September 30, 2000.

Net Interest Income
The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.

FTE net interest income for the nine months ended September 30, 2001 and 2000 amounted to $30.1 million and $29.1 million, respectively. For the nine months ended September 30, 2001, average interest-earning assets amounted to $1.214 billion, up $126.5 million, or 11.6%, over the comparable 2000 amount due to growth in securities and loans. Deposit growth and FHLB advances funded the growth in securities and loans. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the nine months ended September 30, 2001 and 2000 were 3.32% and 3.57%, respectively. The interest rate spread declined 23 basis points to 2.77% for the nine months ended September 30, 2001. Earning asset yields declined 37 basis points, while the cost of interest-bearing liabilities decreased 14 basis points, thereby narrowing the net interest spread. The decline in yields on loans and securities offset somewhat by lower funding costs associated with time deposits, FHLB advances and other borrowed funds were primarily responsible for the decrease in the net interest margin.

Total average securities rose $82.3 million, or 15.7%, over the comparable prior year period, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 6.36% for the nine months ended September 30, 2001, compared to 6.89% for the same 2000 period. The decrease in yields on securities reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on investment purchases.

The yield on average total loans amounted to 8.54% for the nine months ended September 30, 2001 compared to 8.67% for the comparable 2000 period. Average loans for the nine months ended September 30, 2001 rose $44.2 million, or 7.8%, over the prior year and amounted to $607.4 million. Average residential real estate loans amounted to $253.1 million, up 6.9% from the prior year level. The yield on residential real estate loans amounted to 7.72%, down 8 basis points from the prior year yield. Average commercial loans rose 8.1% to $248.3 million. The yield on commercial loans amounted to 9.53%, up 7 basis points from the prior year yield of 9.46%. Included in interest income on commercial loans, for the nine months ended September 30, 2001, was $643 thousand of appreciation in value of the interest rate floor contract. Average consumer loans rose 9.7% over the prior year and amounted to $106.0 million. The yield on consumer loans amounted to 8.16%, a decrease of 75 basis points from the prior year yield of 8.91%, primarily due to a decline in yield on home equity lines.

Average interest-bearing liabilities increased 12.1% to $1.073 billion at September 30, 2001. Due primarily to lower rates paid on FHLB advances and other borrowed funds, the Corporation's total cost of funds on interest-bearing liabilities amounted to 4.67% for the nine months ended September 30, 2001, down from 4.81% for the comparable 2000 period. Average savings deposits for the nine months ended September 30, 2001 increased 19.3% to $281.5 million from the comparable 2000 amount. The rate paid on savings deposits for the first nine months of 2001 was 1.92%, compared to 1.74% for the same 2000 period. Average time deposits increased $11.1 million to $359.4 million with a decrease of 9 basis points in the rate paid. For the nine months ended September 30, 2001, average demand deposits, an interest-free funding source, increased $4.4 million to $109.7 million. Average FHLB advances for the nine months ended September 30, 2001 amounted to $430.0 million, up 15.9% from the comparable 2000 amount. This increase was used primarily to fund growth in the portfolios of available for sale securities and held to maturity securities. The average rate paid on FHLB advances for the nine months ended September 30, 2001 was 5.82%, down 27 basis points from the prior year rate of 6.09%.

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

Nine months ended September 30,                             2001                                2000
--------------------------------------------------------------------------------------------------------------------
                                           Average                     Yield/     Average                     Yield/
(Dollars in thousands)                     Balance      Interest       Rate       Balance      Interest       Rate
---------------------------------------------------------------------------------------------------------------------
Assets:
Residential real estate loans              $253,132      $14,607       7.72%      $236,865     $13,840        7.80%
Commercial and other loans                  248,280       17,702       9.53%       229,742      16,262        9.46%
Consumer loans                              105,981        6,472       8.16%        96,602       6,442        8.91%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              607,393       38,781       8.54%       563,209      36,544        8.67%
Federal funds sold  and other
  short-term investments                     15,210          517       4.54%        13,450         630        6.26%
Taxable debt securities                     531,603       25,117       6.32%       451,583      22,804        6.75%
Nontaxable debt securities                   22,258        1,100       6.61%        25,523       1,264        6.61%
Corporate stocks and FHLB stock              37,535        2,065       7.36%        33,738       2,348        9.29%
--------------------------------------------------------------------------------------------------------------------
   Total securities                         606,606       28,799       6.36%       524,294      27,046        6.89%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,213,999       67,580       7.44%     1,087,503      63,590        7.81%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                  70,958                                 62,355
--------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,284,957                             $1,149,858
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Savings deposits                           $281,545        4,054       1.92%      $236,041       3,082        1.74%
Time deposits                               359,414       14,621       5.44%       348,281      14,414        5.53%
FHLB advances                               429,996       18,724       5.82%       370,901      16,909        6.09%
Other                                         2,215           76       4.61%         2,102          95        6.03%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities     1,073,170       37,475       4.67%       957,325      34,500        4.81%
Demand deposits                             109,677                                105,322
Non interest-bearing liabilities              9,304                                  7,068
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,192,151                              1,069,715
Total shareholders' equity                   92,806                                 80,143
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,284,957                             $1,149,858
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $30,105                               $29,090
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    2.77%                                  3.00%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    3.32%                                  3.57%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,                          2001              2000
--------------------------------------------------------------------------------
Commercial and other loans                               $115              $ 93
Nontaxable debt securities                                384               441
Corporate stocks                                          275               291

Financial Condition and Liquidity
Total assets rose 11.3% from $1.218 billion at December 31, 2000 to $1.356 billion at September 30, 2001. Average assets totaled $1.285 billion for the nine months ended September 30, 2001, up 11.7% over the comparable 2000 period.

Securities Available for Sale - The carrying value of securities available for sale at September 30, 2001 amounted to $478.5 million, an increase of $91.9 million, or 23.8%, over the December 31, 2000 amount of $386.6 million. As previously disclosed, pursuant to the transition provisions of SFAS No. 133, on January 1, 2001, the Corporation reclassified held to maturity securities with an estimated fair value of $42.6 million into the available for sale category. The increase in carrying value of securities available for sale was primarily attributable to purchases of debt securities and the reclassification of securities in accordance with SFAS No. 133. The net unrealized gain on securities available for sale amounted to $14.2 million, compared to $6.6 million at December 31, 2000. This increase was attributable to the effects of reductions in interest rates that occurred during the nine months of 2001.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $150.0 million at September 30, 2001, up from $124.9 million at December 31, 2000. This increase was due to purchases of mortgage-backed securities offset in part by the aforementioned reclassification of held-to-maturity securities to the available-for sale category. The net unrealized gain on securities held to maturity amounted to $4.5 million at September 30, 2001, compared to $453 thousand at December 31, 2000.

Loans - At September 30, 2001, total loans amounted to $620.9 million. During the nine months ended September 30, 2001, total loans increased $23.7 million. Commercial loans amounted to $256.2 million at September 30, 2001, an increase of $16.4 million from the December 31, 2000 balance of $239.8 million. Total residential real estate loans increased $3.8 million from December 31, 2000 and amounted to $254.7 million. Total consumer loans amounted to $110.0 million at September 30, 2001, up $3.6 million from $106.4 million at December 31, 2000.

Deposits - Total deposits amounted to $798.1 million at September 30, 2001, up $62.4 million from $735.7 million at December 31, 2000. For the nine months ended September 30, 2001, savings deposits increased $50.4 million, or 19.4%, and amounted to $309.7 million at September 30, 2001. Demand deposits amounted to $124.1 million at September 30, 2001, up $11.1 million from the December 31, 2000 balance due to normal seasonal deposit inflow. Time deposits increased $978 thousand from December 31, 2000 to $364.3 million at September 30, 2001.

Borrowings - The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. FHLB advances amounted to $441.1 million at September 30, 2001, up $63.8 million from the December 31, 2000 amount. In addition, other borrowings outstanding at September 30, 2001 and December 31, 2000 amounted to $4.8 million and $3.2 million, respectively.

For the nine months ended September 30, 2001, net cash provided by operations amounted to $6.9 million. Proceeds from sales of loans in the first nine months of 2001 amounted to $61.4 million, while loans originated for sale amounted to $63.3 million. Net cash used in investing activities amounted to $140.0 million and was primarily used to purchase securities. Net cash provided by financing activities of $123.5 million was generated mainly by a net increase in FHLB advances and an increase in total deposits. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                    September 30,   December 31,
(Dollars in thousands)                                  2001            2000
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due              $1,867          $1,608
Nonaccrual loans less than 90 days past due             1,420           1,826
--------------------------------------------------------------------------------
Total nonaccrual loans                                  3,287           3,434
Other real estate owned                                    17               9
--------------------------------------------------------------------------------
Total nonperforming assets                             $3,304          $3,443
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans           .53%            .58%
Nonperforming assets as a percentage of total assets      .24%            .28%
Allowance for loan losses to nonaccrual loans          416.41%         382.50%
Allowance for loan losses to total loans                 2.20%           2.20%

Not included in the analysis of nonperforming assets at September 30, 2001 and December 31, 2000 above are approximately $320 thousand and $393 thousand, respectively, of loans greater than 90 days past due and still accruing. These loans consist primarily of residential mortgages that are considered well-collateralized and in the process of collection and therefore are deemed to have no loss exposure.

Impaired loans consist of all nonaccrual commercial loans. At September 30, 2001, the recorded investment in impaired loans was $2.1 million, which had a related allowance amounting to $260 thousand. During the nine months ended September 30, 2001, the average recorded investment in impaired loans was $2.2 million. Also during this period, interest income recognized on impaired loans amounted to approximately $118 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                                 September 30,      December 31,
  (Dollars in thousands)                             2001               2000
--------------------------------------------------------------------------------
Residential mortgages                                 $580              $ 796
Commercial:
   Mortgages                                           830              1,076
   Other (1)                                         1,317              1,018
Consumer                                               560                544
--------------------------------------------------------------------------------
Total nonaccrual loans                              $3,287             $3,434
--------------------------------------------------------------------------------
(1) Loans to businesses and individuals, a substantial portion of which is fully or partially collateralized by real estate.

Capital Resources
Total equity capital amounted to $98.8 million, or 7.3% of total assets, at September 30, 2001. This compares to $89.2 million, or 7.3%, at December 31, 2000. Current year results include a first quarter litigation settlement, net of a third quarter insurance recovery, amounting to $2.8 million, net of income taxes. (See additional information under the caption Litigation for additional information.)

At September 30, 2001, the Corporation's Tier 1 risk-based capital ratio was 12.32% and the total risk-adjusted capital ratio was 13.90%. The Corporation's Tier 1 leverage ratio amounted to 6.75% at September 30, 2001. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at September 30, 2001 amounted to approximately $1.6 million, representing $.13 per share payable on October 15, 2001, an increase of 8.3% over the $.12 per share declared in the third quarter of 2000. The source of funds for dividends paid by the Corporation is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Book value per share as of September 30, 2001 and December 31, 2000 amounted to $8.19 and $7.43, respectively.

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

On May 11, 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which does not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. In August 2001, the Bank received a settlement from an insurance carrier in the amount of $775 thousand ($553 thousand net of tax) in connection with this matter. The recovery was recorded as a reduction of the litigation settlement cost included in other noninterest expenses. The Bank has received a notification from another of its insurance carriers that it will pay a settlement to the Bank in the amount of $400 thousand ($280 thousand net of tax) in connection with this matter, subject to the execution of an agreement. The Bank expects to record this additional recovery when received in the fourth quarter 2001.

Recent Accounting Developments
In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations. SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. Therefore, this Statement eliminates the use of the pooling-of-interests method for accounting for business combinations. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement are required to be applied starting with fiscal years beginning after December 15, 2001. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and is effective for financial statements issued for all fiscal years beginning after June 15, 2002. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements. In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement established a single accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, broadened the presentation of discontinued operations to include more disposal transactions, and resolves significant implementation issues related to SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

Recent Events
On November 13, 2001, the Corporation announced that it had signed a definitive agreement to acquire First Financial Corp., parent of First Bank and Trust Company, a Rhode Island-chartered community bank. First Bank and Trust, with assets of $174.1 million, is headquartered in Providence, Rhode Island, and operates banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. In the merger, each share of First Financial common stock will be converted into a combination of $16.00 in cash and shares of Washington Trust Bancorp, Inc. common stock based on an exchange ratio. Based on a Washington Trust stock price of $18.00, First Financial shareholders would receive 0.889 shares of Washington Trust common stock (with a value of $16.00) for a combination of cash and stock initially valued at $32.00 per share and an aggregate transaction value of approximately $39 million. However, the actual number and value of Washington Trust Bancorp, Inc. common stock to be issued to First Financial shareholders will be based on an exchange formula using the average closing price of Washington Trust Bancorp, Inc. common stock during the 15 trading days prior to receiving final regulatory approval, within a range of
0.842 per share and 0.941 per share. The purchase, which is expected to be completed in the second quarter of 2002, is subject to certain customary conditions including approval by First Financial Corp.'s shareholders as well as state and federal banking regulators. Upon consummation of this event, the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" will be applied.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results which are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60-month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of September 30, 2001, the Corporation's estimated exposure as a percentage of net interest income for the next 12 month period and the subsequent 12 month period thereafter (months 13 - 24), respectively, is as follows:

                                              Months 1 - 12       Months 13 - 24
  ------------------------------------------------------------------------------
  200 basis point increase in rates                0.48%               0.67%
  200 basis point decrease in rates               -2.06%              -7.94%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities using both parallel rate shifts of up to 200 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of September 30, 2001, an immediate 200 basis point rise in rates would result in a 3.8% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 1.1% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at September 30, 2001, including both debt and equity securities, was 4.2%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

During 1998, the Corporation entered into an interest rate floor contract with a notional principal amount of $20 million and a five-year term maturing in March 2003. The contract is intended to function as a hedge against reductions in interest income realized from prime-based loans. The Corporation receives payment for the contract if certain interest rates fall below specified levels. Effective January 1, 2001 with the adoption of SFAS No. 133, the Corporation recognized the fair value of this derivative as an asset on the balance sheet. At September 30, 2001 the carrying value of the interest rate floor contract amounted to $741 thousand and is reported in other assets.

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

          On May 11, 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which does not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. In August 2001, the Bank received a settlement from an insurance carrier in the amount of $775 thousand ($553 thousand net of tax) in connection with this matter. The recovery was recorded as a reduction of the litigation settlement cost included in other noninterest expenses. The Bank has received a notification from another of its insurance carriers that it will pay a settlement to the Bank in the amount of $400 thousand ($280 thousand net of tax) in connection with this matter, subject to the execution of an agreement. The Bank expects to record this additional recovery when received in the fourth quarter 2001.

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


Item 6.  Exhibits and Reports on Form 8-K
(a)  Exhibit index
     Exhibit No.

        10.a    Amendment to Change in Control Agreement with Executive Officers
        10.b    Supplemental Executive Retirement Plan
        11      Statement re Computation of Per Share Earnings

(b) There were no reports on Form 8-K filed during the quarter ended September 30, 2001.

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


                                    WASHINGTON TRUST BANCORP, INC.
                                    ------------------------------
                                             (Registrant)



November 13, 2001                   By:  John C. Warren
                                    --------------------------------------------
                                    John C. Warren
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)





November 13, 2001                   By:  David V. Devault
                                    --------------------------------------------
                                    David V. Devault
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)