Form 10-K
period 2001-12-31
WASHINGTON TRUST BANCORP INC
filed 2002-03-20
CIK 737468

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                        --------------------------------
                                    FORM 10-K
--------------------------------------------------------------------------------
For annual and transition reports pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2001 or

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ____________ to ____________

                        Commission file number: 000-13091

                        --------------------------------
                         WASHINGTON TRUST BANCORP, INC.
             (Exact name of registrant as specified in its charter)

                        --------------------------------

              RHODE ISLAND                                       05-0404671
     (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                          Identification No.)

             23 BROAD STREET
         WESTERLY, RHODE ISLAND                                     02891
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:  401-348-1200

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of voting stock held by non-affiliates of the registrant was $223,126,458 at February 26, 2002 which includes $25,959,984 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of the registrant's common stock, $.0625 par value per share, outstanding as of February 26, 2002 was 11,999,822.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement dated March 20, 2002 for the Annual Meeting of Shareholders to be held April 23, 2002 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    FORM 10-K
                         WASHINGTON TRUST BANCORP, INC.
                      For the Year Ended December 31, 2001

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

  Part IV
     Item 14      Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K

  Signatures





This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation's (as hereinafter defined) actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan default and charge-off rates, unanticipated difficulties in completing the merger with First Financial Corp. and integrating First Financial's operations, unanticipated costs relating to the merger, fluctuations in the value of the stock to be issued in the merger and changes in the assumptions used in making such forward-looking statements.

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

The Corporation was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Corporation. At December 31, 2001 the Corporation had total assets of $1.362 billion, total deposits of $816.9 million and total shareholders' equity of $97.9 million.

The Washington Trust Company
The Bank was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area and is among the oldest banks in the United States. Its current corporate charter dates to 1902. See the discussion under "Market Area and Competition" for further information.

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


The Bank's ATMs are located throughout its market area. The Bank is a member of various ATM networks, such as NYCE, PLUS, Cirrus and Cashstream.

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

The Bank provides trust and investment management services as trustee under wills and trust agreements; as executor or administrator of estates; as a provider of agency, custodial and management investment services to individuals and institutions; and as a trustee for employee benefit plans. In 2000, the Corporation acquired Phoenix Investment Management Company, Inc. ("Phoenix"), an independent investment advisory firm located in Providence, Rhode Island. Phoenix operates under its own name as a division of the Bank. Phoenix provides investment advisory services including asset allocation analysis and equity, fixed income and balanced portfolio management. The total market value of trust and investment management assets under administration, including Phoenix, amounted to $1.6 billion as of December 31, 2001.

The following is a summary of recurring sources of income, which excludes net gains on sales of securities and the 1999 net gain on sale of the credit card portfolio, as a percentage of total income (net interest income plus recurring noninterest income) during the past five years:

                                       2001     2000     1999     1998     1997
     ---------------------------------------------------------------------------
     Net interest income                65%      67%      67%      67%      69%
     Trust and investment management    17       19       17       17       18
     Other noninterest income           18       14       16       16       13
     ---------------------------------------------------------------------------
     Total income                      100%     100%     100%     100%     100%
     ---------------------------------------------------------------------------

On November 13, 2001, the Corporation announced that it had signed a definitive agreement to acquire First Financial Corp., a bank holding company and parent of First Bank and Trust Company, a Rhode Island-chartered community bank. First Financial Corp., with assets of $185.2 million at December 31, 2001, is headquartered in Providence, Rhode Island. First Bank and Trust Company operates banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The acquisition, which is expected to be completed in the second quarter of 2002, is subject to certain customary conditions including approval by First Financial Corp.'s shareholders as well as state and federal banking regulators.

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

On August 29, 2001, the Corporation announced its intention to build a full-service branch office in Warwick, Rhode Island. The branch is subject to the approval of local authorities, as well as state and federal regulators. The branch is expected to open in the fall of 2002.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. The Bank had 38% of total deposits reported by all financial institutions for communities in which the Bank operates banking offices as of June 30, 2001. The closest competitor held 25%, and the second closest competitor held 12% of total deposits in the same communities. The Corporation believes that being the largest commercial banking institution headquartered within the market area provides a competitive advantage over other financial institutions. The Bank has a marketing department that is responsible for the review of existing products and services and the development of new products and services.

Employees
As of December 31, 2001 the Corporation had 403 employees, of which 351 were full-time and 52 were part-time.

Supervision and Regulation
General - The business in which the Corporation and the Bank are engaged is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other agencies of federal and state government. The supervisory and regulatory activities of these authorities are often intended primarily for the protection of customers or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Corporation and the Bank, nor intended for the protection of the Corporation's shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Proposals to change regulations and laws that affect the banking industry are frequently raised at the federal and state level. The potential impact on the Corporation and the Bank of any future revisions to the supervisory or regulatory structure cannot be determined.

The Corporation and the Bank are required by various authorities to file extensive periodic reports of financial and other information and such other reports that the regulatory and supervisory authorities may require. The Corporation is also subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended.

The Corporation is a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As a bank holding company, the activities of the Corporation are regulated by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and the State of Rhode Island, Department of Business Regulation, Division of Banking (the "Division"). The BHC Act requires that the Corporation obtain prior approval of the Federal Reserve Board to acquire substantially all of the assets of a bank, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank or merging or consolidating with any bank holding company. Provided that the Corporation does not become a "financial holding company" under the Gramm-Leach-Bliley Act (as discussed below), the BHC Act also requires that the Corporation obtain prior approval of the Federal Reserve Board to acquire more than 5% of the voting shares of certain nonbank entities and restricts the activities of the Corporation to those closely related to banking. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act or orders or regulations thereunder, to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Federal law also regulates transactions between the Corporation and the Bank, including loans or extensions of credit.

The Bank is subject to the supervision of, and examination by, the Federal Deposit Insurance Corporation (the "FDIC"), the Division and the State of Connecticut, in which the Bank has established branches. The Bank is also subject to various Rhode Island and Connecticut business and banking regulations.

The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund - member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds.

Federal Deposit Insurance Corporation Improvement Act of 1991 (FDICIA) - Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.

FDICIA established five capital tiers, ranging from "well-capitalized" to "critically undercapitalized". A depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. At December 31, 2001, the Bank's capital ratios placed it in the well-capitalized category. Reference is made to Note 15 to the Corporation's Consolidated Financial Statements for additional discussion of the Corporation's regulatory capital requirements.

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

Riegle-Neal  Interstate Banking and Branching Efficiency Act of 1994 (Interstate
Act) - The Interstate Act permits adequately capitalized bank holding companies to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. Both Rhode Island and Connecticut, the two states in which the Corporation conducts banking operations, have adopted legislation to "opt in" to interstate merger and branching provisions that effectively eliminated state law barriers.

Gramm-Leach-Bliley Act - The Gramm-Leach-Bliley Act established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit bank holding companies that qualify and elect to be treated as financial holding companies to engage in a range of financial activities broader than would be permissible for traditional bank holding companies, such as the Corporation, that have not elected to be treated as financial holding companies. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

In order to elect to become a financial holding company and engage in a broader array of activities, a bank holding company, such as the Corporation, must meet certain tests and file an election form with the Federal Reserve Board. To
qualify,   all  of  a  bank   holding   company's   subsidiary   banks  must  be
well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent federal CRA evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Corporation has no immediate plans to become a financial holding company.

Customer Information Security - The Federal Reserve Board, the FDIC and other bank regulatory agencies have adopted final guidelines (the "Guidelines") for safeguarding confidential customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors, to create a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information; and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy - The Gramm-Leach Bliley Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires the financial institution to explain to consumers its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, the financial institution is prohibited form disclosing such information except as provided in its policies and procedures.

USA Patriot Act - The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act mandates or will require financial institutions to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering; suspicious activities and currency transaction reporting; and currency crimes.

Dividend Restrictions - The Corporation's revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 15 to the Corporation's Consolidated Financial Statements for additional discussion of the Corporation's ability to pay dividends.

Capital Guidelines - Regulatory guidelines have been established that require bank holding companies and banks to maintain minimum ratios of capital to risk-adjusted assets. Banks are required to have minimum core capital (Tier 1) of 4% and total risk-adjusted capital (Tier 1 and Tier 2) of 8%. For the Corporation, Tier 1 capital is essentially equal to shareholders' equity excluding the net unrealized gain (loss) on securities available for sale. Tier 2 capital consists of a portion of the allowance for loan losses (limited to 1.25% of total risk-weighted assets). As of December 31, 2001, the Corporation's net risk-weighted assets amounted to $718.9 million, its Tier 1 capital ratio was 12.63% and its total risk-based capital ratio was 14.22%.

The Tier 1 leverage ratio is defined as Tier 1 capital (as defined under the risk-based capital guidelines) divided by average assets (net of intangible assets and excluding the effects of accounting for securities available for sale under SFAS No. 115). The minimum leverage ratio is 3% for bank holding companies that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and strong earnings. Other bank holding companies are expected to have ratios of at least 4 - 5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given bank holding company. The Corporation's Tier 1 leverage ratio was 6.84% as of December 31, 2001. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 leverage capital ratio applicable to it.

Risk Factors
In addition to the other information contained or incorporated by reference in this Annual Report on Form 10-K, you should consider the following factors relating to the business of the Corporation.

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

Our Allowance for Loan Losses May Not Be Adequate to Cover Actual Loan Losses. We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results, and may also cause us to increase the allowance in the future. Further, our net income would decrease if we had to add additional amounts to our allowance for loan losses. In addition to general real estate and economic factors, the following factors could affect our ability to collect our loans and require us to increase the allowance in the future:

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

We May Not Be Able to Compete Effectively Against Larger Financial Institutions in Our Increasingly Competitive Industry
The financial services industry in our market has experienced both significant concentration and deregulation. This means that we compete with larger financial institutions, both from banks and from other financial institutions, for loans and deposits as well as other sources of funding in the communities we serve, and we will likely face even greater competition in the future as a result of recent federal legislative changes. Many of our competitors have significantly greater resources and lending limits than we have. As a result of those greater resources, the large financial institutions that we compete with may be able to provide a broader range of services to their customers and may be able to afford newer and more sophisticated technology. Our long-term success depends on the ability of the Bank to compete successfully with other financial institutions in their service areas.

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

Limited Trading Activity in Our Common Stock Could Cause the Price of Our Shares to Decline.
While our common stock is listed and traded on the Nasdaq National Market, there has only been limited trading activity in our common stock. The average daily trading volume of our common stock over the twelve-month period ended December 31, 2001 was approximately 14,005 shares. Accordingly, sales of a significant number of shares of common stock may adversely affect the market price of our common stock.

Risk Factors Relating to the Acquisition of First Financial Corp.

Washington Trust may be unable to successfully integrate First Financial's operations and retain key First Financial employees.
The merger involves the integration of two companies that previously operated independently. The difficulties of combining the companies' operations include:

   o integrating personnel with diverse business backgrounds;
   o combining different corporate cultures; and
   o retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of Washington Trust's business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees who are expected to be retained by Washington Trust. We cannot assure you, however, that Washington Trust will be successful in retaining these employees for the time period necessary to successfully integrate our operations with those of Washington Trust. The diversion of management's attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies' operations could have an adverse effect on the business and results of operations of the combined company.

If the merger is not completed, Washington Trust will have incurred substantial expenses without realizing the expected benefits.
Washington Trust has incurred substantial expenses in connection with the proposed merger. The completion of the merger depends on the satisfaction of several conditions and the receipt of regulatory approvals. We cannot guarantee that these conditions will be met. If the merger is not completed, Washington Trust expects to incur approximately $700,000 to $900,000 in merger related expenses. These expenses could have a material adverse impact on the financial condition of Washington Trust because it would not have realized the expected benefits of the merger.

Unanticipated costs relating to the merger could reduce Washington Trust's future earnings per share.
Washington Trust believes that it has reasonably estimated the likely costs of integrating the operations of First Financial into Washington Trust, and the incremental costs of operating as a combined company. However, it is possible that unexpected transaction costs such as taxes, fees or professional expenses or unexpected future operating expenses such as increased personnel costs or increased taxes, as well as other types of unanticipated adverse developments, could have a material adverse effect on the results of operations and financial condition of Washington Trust after the merger. If unexpected costs are incurred, the merger could have a significant dilutive effect on Washington Trust's earnings per share. In other words, if the merger is completed, Washington Trust believes that the earnings per share of Washington Trust common stock could be less than it would have been if the merger had not been completed.

Allowance for Loan Losses
The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses (ALL). The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with generally accepted accounting principles. Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower's financial condition, the borrower's debt service coverage, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, most of the loan portfolio is concentrated among borrowers in southern Rhode Island and southeastern Connecticut and a substantial portion of the portfolio is collateralized by real estate in this area, including most consumer loans and those commercial loans not specifically classified as commercial mortgages. A portion of the commercial and commercial mortgage loans are to borrowers in the hospitality and tourism industry and this concentration has been increasing in recent years. Further, economic conditions which may affect the ability of borrowers to meet debt service requirements are considered including interest rates and energy costs. Results of regulatory examinations, historical loss ranges, portfolio composition including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

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

II.  SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

A. The carrying amounts of securities as of the dates indicated are presented in the following tables:

     (Dollars in thousands)

     December 31,                                  2001       2000       1999
     ---------------------------------------------------------------------------
     Securities Available for Sale:
     U.S. Treasury obligations and obligations
        of U.S. government-sponsored agencies     $66,715    $87,084    $86,310
     Mortgage-backed securities                   300,050    240,856    189,086
     Corporate bonds                               64,149     38,565     33,684
     Corporate stocks                              23,042     20,106     21,351
     ---------------------------------------------------------------------------
     Total securities available for sale         $453,956   $386,611   $330,431
     ---------------------------------------------------------------------------

     (Dollars in thousands)

     December 31,                                  2001       2000       1999
     ---------------------------------------------------------------------------
     Securities Held to Maturity:
     U.S. Treasury obligations and obligations
        of U.S. government-sponsored agencies      $8,311    $35,135    $28,231
     Mortgage-backed securities                   146,702     66,715     62,209
     States and political subdivisions             20,092     23,065     25,932
     ---------------------------------------------------------------------------
     Total securities held to maturity           $175,105   $124,915   $116,372
     ---------------------------------------------------------------------------

B. Maturities of debt securities as of December 31, 2001 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated prepayments. Yields on tax exempt obligations are not computed on a tax equivalent basis.

     (Dollars in thousands)              Due in      After 1 Year   After 5 Years
                                         1 Year      but Within 5   but Within 10      After
     Securities Available for Sale      or Less          Years          Years         10 Years        Totals
     -----------------------------------------------------------------------------------------------------------
     U.S. Treasury obligations and
     obligations of U.S.
     government-sponsored agencies:
       Amortized cost                      $11,716         $16,552        $31,209         $4,891        $64,368
       Weighted average yield                6.28%           6.82%          3.97%          2.99%          5.05%

     Mortgage-backed securities:
       Amortized cost                       76,446         169,556         34,947         15,780        296,729
       Weighted average yield                5.69%           5.54%          4.75%          3.81%          5.39%

     Corporate bonds:
       Amortized cost                            -          33,022          9,603         22,309         64,934
       Weighted average yield                0.00%           5.65%          4.15%          3.07%          4.54%
     -----------------------------------------------------------------------------------------------------------
     Total debt securities:
       Amortized cost                      $88,162        $219,130        $75,759        $42,980       $426,031
       Weighted average yield                5.77%           5.65%          4.35%          3.33%          5.21%
     -----------------------------------------------------------------------------------------------------------
       Fair value                          $89,325        $223,222        $76,898        $41,469       $430,914
     -----------------------------------------------------------------------------------------------------------


     (Dollars in thousands)              Due in      After 1 Year   After 5 Years
                                         1 Year      but Within 5   but Within 10      After
     Securities Held to Maturity        or Less          Years          Years         10 Years        Totals
     -----------------------------------------------------------------------------------------------------------
     U.S. Treasury obligations and
     obligations of U.S.
     government-sponsored agencies:
       Amortized cost                         $208          $8,080            $23            $ -         $8,311
       Weighted average yield                17.22%          7.35%         17.22%              -          7.63%

     Mortgage-backed securities:
       Amortized cost                       25,028          68,297         37,793         15,584        146,702
       Weighted average yield                6.51%           6.51%          6.53%          6.47%          6.51%

     States and political
     subdivisions:
       Amortized cost                          790          15,602          3,700              -         20,092
       Weighted average yield                4.46%           4.24%          4.18%              -          4.24%
     -----------------------------------------------------------------------------------------------------------
     Total debt securities:
       Amortized cost                      $26,026         $91,979        $41,516        $15,584       $175,105
       Weighted average yield                6.54%           6.20%          6.32%          6.47%          6.30%
     -----------------------------------------------------------------------------------------------------------
       Fair value                          $26,335         $93,482        $42,017        $15,761       $177,595
     -----------------------------------------------------------------------------------------------------------

C. Not applicable.

III. LOAN PORTFOLIO

A. The following table sets forth the composition of the Corporation's loan portfolio for each of the past five years:

     (Dollars in thousands)

     December 31,                                2001          2000           1999           1998           1997
     --------------------------------------------------------------------------------------------------------------
     Commercial:
         Mortgages                             $118,999      $121,817       $113,719        $87,132        $76,483
         Construction and development             1,930         2,809          2,902          2,855          5,508
         Other                                  139,704       115,202        115,739        113,372        129,258
     --------------------------------------------------------------------------------------------------------------
     Total commercial                           260,633       239,828        232,360        203,359        211,249

     Residential real estate:
         Mortgages                              223,681       236,595        212,719        191,101        188,729
         Homeowner construction                  11,678        14,344         12,995         15,052          8,414
     --------------------------------------------------------------------------------------------------------------
     Total residential real estate              235,359       250,939        225,714        206,153        197,143
     --------------------------------------------------------------------------------------------------------------
     Consumer                                   109,653       106,388         90,951         87,458         81,394
     --------------------------------------------------------------------------------------------------------------
     Total loans                               $605,645      $597,155       $549,025       $496,970       $489,786
     --------------------------------------------------------------------------------------------------------------

B. An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2001 follows:

     (Dollars in thousands)
                                                          One Year     One to Five     After Five
     Matures in:                                          or Less         Years          Years          Totals
     --------------------------------------------------------------------------------------------------------------
     Construction and development (1)                        $2,533         $6,050         $5,025        $13,608
     Commercial - other                                      58,706         49,246         31,752        139,704
     --------------------------------------------------------------------------------------------------------------
                                                            $61,239        $55,296        $36,777       $153,312
     --------------------------------------------------------------------------------------------------------------

     (1) Includes homeowner construction and commercial construction and development. Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Sensitivity to changes in interest rates for all such loans due after one year is as follows:

     (Dollars in thousands)                           Floating or
                                    Predetermined      Adjustable
                                        Rates            Rates           Totals
     ---------------------------------------------------------------------------
     Principal due after one year      $63,992          $28,081         $92,073
     ---------------------------------------------------------------------------

C. Risk Elements
   Reference is made to the caption "Asset Quality" included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Included therein is a discussion of the Corporation's credit review and accounting practices, as well as information relevant to nonperforming assets at December 31, 2001.

1. Nonaccrual, Past Due and Restructured Loans

     a) Nonaccrual loans as of the dates indicated were as follows:

        (Dollars in thousands)

        December 31,         2001       2000       1999       1998       1997
        ------------------------------------------------------------------------
                            $3,827     $3,434     $3,798     $5,846     $7,644
        ------------------------------------------------------------------------


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

     For the year ended December 31, 2001, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $435 thousand. Interest recognized on these loans amounted to approximately $209 thousand.

     There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2001.

     b) Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:

        (Dollars in thousands)

        December 31,              2001      2000      1999      1998      1997
        ------------------------------------------------------------------------
                                   $ -      $393      $120      $235      $651
        ------------------------------------------------------------------------

     c) Restructured accruing loans for the dates indicated were as follows:

        (Dollars in thousands)

        December 31,              2001      2000      1999      1998      1997
        ------------------------------------------------------------------------
                                   $ -       $ -      $446       $ -       $ -
        ------------------------------------------------------------------------

     Restructured accruing loans include those for which concessions, such as reduction of interest rates other than normal market rate adjustments or deferral of principal or interest payments, have been granted due to a borrower's financial condition. Interest on restructured loans is accrued at the reduced rate.

2. Potential Problem Loans
   Potential problem loans consist of certain accruing commercial loans that were less than 90 days past due at December 31, 2001, but were identified by management of the Bank as potential problem loans. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in Section III.C.1 above. At December 31, 2001, potential problem loans amounted to approximately $98 thousand. The Corporation's loan policy provides guidelines for the review of such loans in order to facilitate collection.

   Depending on future events, these potential problem loans, and others not currently identified, could be classified as nonperforming in the future.

3. Foreign Outstandings
   None

4. Loan Concentrations
   The Corporation has no concentration of loans that exceed 10% of its total loans except as disclosed by types of loan in Section III.A.

D. Other Interest-Bearing Assets
   None


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

     (Dollars in thousands)

     December 31,                                2001          2000          1999          1998          1997
     ----------------------------------------------------------------------------------------------------------
     Balance at beginning of year              $13,135       $12,349       $10,966        $9,335        $9,009
     Charge-offs:
        Commercial:
          Mortgages                                122            61           170             -           248
          Construction and development               -             -           119             -             -
          Other                                    121           144           304           322           740
        Residential:
          Mortgages                                  -            65             -            14           174
          Homeowner construction                     -             -            23             -             -
        Consumer                                   190           413           351           317           360
     ----------------------------------------------------------------------------------------------------------
          Total charge-offs                        433           683           967           653         1,522
     ----------------------------------------------------------------------------------------------------------
     Recoveries:
       Commercial:
          Mortgages                                  -            53            44            51           110
          Construction and development               -             -             -             -             7
          Other                                    273           157           202           270           233
        Residential:
          Mortgages                                 15            46           135             9            13
          Homeowner construction                     -             -             1             -             -
       Consumer                                     53            63           128            75            61
     ----------------------------------------------------------------------------------------------------------
          Total recoveries                         341           319           510           405           424
     ----------------------------------------------------------------------------------------------------------
     Net charge-offs                                92           364           457           248         1,098
     Additions charged to earnings                 550         1,150         1,840         1,879         1,424
     ----------------------------------------------------------------------------------------------------------
     Balance at end of year                    $13,593       $13,135       $12,349       $10,966        $9,335
     ----------------------------------------------------------------------------------------------------------
     Net charge-offs to average loans             .02%          .06%          .09%          .05%          .23%
     ----------------------------------------------------------------------------------------------------------

B. The following table presents the allocation of the allowance for loan losses:

     (Dollars in thousands)

     December 31,                                2001          2000          1999          1998          1997
     ----------------------------------------------------------------------------------------------------------
     Commercial:
        Mortgages                               $2,195        $2,316        $1,920        $1,604        $1,368
        % of these loans to all loans            19.6%         20.4%         20.7%         17.5%         15.6%

        Construction and development                33            55            56            45            72
        % of these loans to all loans              .3%           .5%           .5%           .6%          1.1%

        Other                                    3,024         2,250         1,979         2,142         2,461
        % of these loans to all loans            23.1%         19.3%         21.1%         22.8%         26.4%

     Residential:
        Mortgages                                1,230         1,286         1,165         1,108         1,127
        % of these loans to all loans            36.9%         39.6%         38.7%         38.5%         38.6%

        Homeowner construction                      64            78            71            87            50
        % of these loans to all loans             2.0%          2.4%          2.4%          3.0%          1.7%

     Consumer                                    1,222         1,295         1,155         1,189         1,117
     % of these loans to all loans               18.1%         17.8%         16.6%         17.6%         16.6%

     Unallocated                                 5,825         5,855         6,003         4,791         3,140
     ----------------------------------------------------------------------------------------------------------
     Balance at end of year                    $13,593       $13,135       $12,349       $10,966        $9,335
                                                100.0%        100.0%        100.0%        100.0%        100.0%
     ----------------------------------------------------------------------------------------------------------



V.   DEPOSITS

A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

     (Dollars in thousands)               2001                       2000                        1999
     ----------------------------------------------------------------------------------------------------------
                                 Average       Average      Average       Average       Average       Average
                                  Amount      Rate Paid      Amount      Rate Paid       Amount      Rate Paid
     ----------------------------------------------------------------------------------------------------------
     Demand deposits              $114,844           -       $106,741            -        $97,716           -
     Savings deposits:
        Regular                    128,765       1.74%        129,208        2.18%        128,218       2.19%
        NOW                         88,097        .62%         79,782         .73%         75,167        .93%
        Money market                72,498       3.22%         31,590        3.11%         25,547       2.11%
     ----------------------------------------------------------------------------------------------------------
        Total savings              289,360       1.77%        240,580        1.82%        228,932       1.77%

     Time deposits                 360,167       5.24%        351,961        5.64%        318,281       4.99%
     ----------------------------------------------------------------------------------------------------------
        Total deposits            $764,371       3.14%       $699,282        3.46%       $644,929       3.09%
     ----------------------------------------------------------------------------------------------------------


B. Not Applicable

C. Not Applicable

D. The maturity schedule of time deposits in amounts of $100 thousand or more at December 31, 2001 was as follows:

     (Dollars in thousands)                                Over 3        Over 6
                                           3 months       through        through       Over 12
     Time remaining until maturity          or less       6 months      12 months      months        Totals
     -----------------------------------------------------------------------------------------------------------
                                             $61,791        $24,604        $7,879       $32,541      $126,815
     -----------------------------------------------------------------------------------------------------------

E. Not Applicable

VI. RETURN ON EQUITY AND ASSETS

                                                                           2001           2000           1999
     ------------------------------------------------------------------------------------------------------------
     Return on average assets                                                1.01%          1.14%          1.19%
     Return on average assets - operating basis (1)                          1.20%          1.20%          1.21%
     Return on average shareholders' equity                                 13.86%         16.14%         15.73%
     Return on average shareholders' equity - operating basis (1)           16.54%         16.98%         16.04%
     Dividend payout ratio  (2)                                             40.63%         41.74%         41.51%
     Average equity to average total assets                                  7.28%          7.05%          7.55%

     (1) Excludes 2001 litigation settlement expense, net of insurance recovery, of $2.5 million, after income taxes. Excludes $1.1 million second quarter 2000 and $1.3 million third quarter 1999 expenses, after income taxes, incurred in connection with the respective acquisitions of Phoenix and PierBank . Excludes third quarter 1999 net gain on sale of credit card portfolio of $285 thousand, after income taxes. Also includes a pro forma income tax provision on pre-acquisition earnings of Phoenix, which operated as a sub-S corporation prior to the acquisition. The pro forma income tax provision amounted to $413 thousand and $767 thousand for the years ended December 31, 2000 and 1999, respectively.
     (2) Represents the ratio of historical per share dividends declared by the Corporation to diluted earnings per share, on an operating basis, restated for the pooling effect of the Corporation, Pier Bank and Phoenix.

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

The following table sets forth certain information relating to bank premises owned or used by the Corporation in conducting its business:

                                                                                                  Own/Lease
Location                                                   Description                            Expiration Date
---------------------------------------------------------------------------------------------------------------------
23 Broad Street, Westerly, RI                              Corporate headquarters                 Own
1200 Main Street, Wyoming (Richmond), RI                   Branch office                          Own
126 Franklin Street, Westerly, RI                          Branch office                          Own
Ocean Avenue, New Shoreham (Block Island), RI              Branch office                          Lease / 2006 (1)
4137 Old Post Road, Charlestown, RI                        Branch office                          Own
20 Point Judith Road, Narragansett, RI                     Branch office                          Own
7625 Post Road, North Kingstown, RI                        Branch office                          Own
730 Kingstown Road, Wakefield, RI                          Branch office                          Lease / 2005 (1)
885 Boston Neck Road, Narragansett, RI                     Branch office                          Own
Olde Mistick Village, 27 Coogan Boulevard, Mystic, CT      Branch office                          Lease / 2003
McQuades Marketplace, Main Street, Westerly, RI            Supermarket branch                     Lease / 2002 (1)
McQuades Marketplace, 10 Clara Drive, Mystic, CT           Supermarket branch                     Lease / 2002 (1)
A & P Super Market, Route 1, Mystic, CT                    Supermarket branch                     Lease / 2002 (1)
66 South Main Street, Providence, RI                       Trust and investment services office   Lease / 2004 (1)
5 Ledward Avenue, Westerly, RI                             Operations facility                    Lease / 2003 (1)
2 Crosswinds Drive, Westerly, RI                           Operations facility                    Own
132 Fairgrounds Road, West Kingston, RI                    Standalone ATM                         Lease / 2002 (2)
1 Water Street, Block Island, RI                           Standalone ATM                         Lease / 2002 (2)
194 Great Island Road, Narragansett, RI                    Standalone ATM                         Lease / 2002 (1)(2)
258 Post Road, Westerly, RI                                Standalone ATM                         Lease / 2002 (2)

(1) Lease may be extended by the Corporation beyond the indicated expiration date.
(2) Owned ATM in leased space.

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

On May 11, 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which did not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. In August 2001, the Bank received a settlement from an insurance carrier in the amount of $775 thousand ($553 thousand net of tax) in connection with this matter. In December 2001, the Bank received a settlement from another insurance carrier in the amount of $400 thousand ($252 thousand net of tax) in connection with this matter. The recoveries were recorded as reductions of the litigation settlement cost included in other noninterest expenses. No further insurance recoveries are expected.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of all executive officers of the Corporation and the Bank with their titles, ages, and length of service, followed by certain biographical information.

                                                                                                            Years of
  Name                       Title                                                                   Age    Service
  -------------------------------------------------------------------------------------------------------------------
  John C. Warren             Chairman and Chief Executive Officer of the Corporation and the Bank     56        6

  John F. Treanor            President and Chief Operating Officer of the Corporation and the Bank    54        3

  David V. Devault           Executive Vice President, Treasurer and Chief Financial Officer of
                             the Corporation and the Bank                                             47       15

  Harvey C. Perry II         Senior Vice President and Secretary of the Corporation and the Bank      52       27

  Stephen M. Bessette        Senior Vice President - Retail Lending of the Bank                       54        5

  Vernon F. Bliven           Senior Vice President - Human Resources of the Bank                      52       29

  Elizabeth B. Eckel         Senior Vice President - Marketing of the Bank                            41       10

  William D. Gibson          Senior Vice President - Credit Administration of the Bank                55        3

  Joseph E. LaPlume          Senior Vice President, Business Services of the Bank                     56        2

  Barbara J. Perino, CPA     Senior Vice President - Operations and Technology of the Bank            40       13

  B. Michael Rauh, Jr.       Senior Vice President - Retail Banking of the Bank                       42       10

  James M. Vesey             Senior Vice President and Chief Credit Officer of the Bank               53        3

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

Joseph E. LaPlume joined the Bank in August 1999 as Senior Vice President and Regional Manager. He was named Senior Vice President, Business Services in 2001. Prior to joining the Bank he served as President and Chief Executive Officer of Pier Bank since November 1993.

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

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2001 and 2000 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter.

    2001 Quarters                       1           2          3           4
    ----------------------------------------------------------------------------
    Stock prices:
        High                          $17.75      $22.62     $22.14      $19.73
        Low                            13.75       16.35      16.69       17.76

    Cash dividend declared per share    $.13        $.13       $.13        $.13

    2000 Quarters                       1           2          3           4
    ----------------------------------------------------------------------------
    Stock prices:
        High                          $17.50      $15.94     $15.63      $14.63
        Low                            13.88       14.50      14.50       13.38

    Cash dividend declared per share    $.12        $.12       $.12        $.12

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

At February 26, 2002 there were 2,080 holders of record of the Corporation's common stock.

ITEM 6. SELECTED FINANCIAL DATA

  FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
  SELECTED OPERATING DATA AND FINANCIAL RATIOS:                                           (Dollars in thousands)

  At or for the years ended December 31,         2001          2000          1999            1998         1997
  ---------------------------------------------------------------------------------------------------------------
  Financial Results:
  Interest income                               $87,527       $85,099       $73,002         $67,226      $61,402
  Interest expense                               48,160        47,231        37,394          34,658       31,159
  ---------------------------------------------------------------------------------------------------------------
  Net interest income                            39,367        37,868        35,608          32,568       30,243
  Provision for loan losses                         550         1,150         1,840           1,879        1,424
  ---------------------------------------------------------------------------------------------------------------
  Net interest income after
    provision for loan losses                    38,817        36,718        33,768          30,689       28,819
  Noninterest income                             21,485        19,712        18,826          16,517       14,525
  ---------------------------------------------------------------------------------------------------------------
  Net interest and noninterest income            60,302        56,430        52,594          47,206       43,344
  Noninterest expense                            41,653        37,548        35,329          30,793       27,988
  ---------------------------------------------------------------------------------------------------------------
  Income before income taxes                     18,649        18,882        17,265          16,413       15,356
  Income tax expense                              5,541         5,673         4,754           4,235        3,884
  ---------------------------------------------------------------------------------------------------------------
  Net income                                    $13,108       $13,209       $12,511         $12,178      $11,472
  ---------------------------------------------------------------------------------------------------------------
  Net income - operating basis (2)              $15,646       $13,897       $12,759         $11,510      $10,651
  ---------------------------------------------------------------------------------------------------------------

  Per share information ($):  (1)
  Earnings per share:
    Basic                                          1.09          1.10          1.05            1.04          .99
    Basic - operating basis  (2)                   1.30          1.16          1.07             .98          .92
    Diluted                                        1.07          1.09          1.03            1.01          .96
    Diluted - operating basis  (2)                 1.28          1.15          1.06             .95          .89
  Cash dividends declared  (3)                      .52           .48           .44             .40          .35
  Book value                                       8.15          7.43          6.55            6.66         6.20
  Market value - closing stock price              19.00         14.00         17.75           21.50        23.33

  Performance Ratios (%):
  Return on average assets                         1.01          1.14          1.19            1.31         1.40
  Return on average assets - operating             1.20          1.20          1.21            1.24         1.30
  basis  (2)
  Return on average shareholders' equity          13.86         16.14         15.73           16.09        16.85
  Return on average shareholders'
  equity -
    operating basis  (2)                          16.54         16.98         16.04           15.21        15.64
  Dividend payout ratio  (4)                      40.63         41.74         41.51           42.11        39.33

  Asset Quality Ratios (%):
  Nonperforming loans to total loans                .63           .58           .69            1.18         1.56
  Nonperforming assets to total assets              .28           .28           .35             .61          .99
  Allowance for loan losses to nonaccrual        355.20        382.50        325.15          187.59       122.12
  loans
  Allowance for loan losses to total loans         2.24          2.20          2.25            2.21         1.91
  Net charge-offs to average loans                  .02           .06           .09             .05          .23

  Capital Ratios (%):
  Total equity to total assets                     7.19          7.32          7.07            7.87         8.37
  Tier 1 leverage capital ratio                    6.84          7.08          7.22            7.37         7.61
  Total risk-based capital ratio                  14.22         14.35         14.38           14.87        14.37

  (1) Adjusted to reflect the 3-for-2 stock split paid on August 3, 1998.
  (2) Excludes 2001 litigation settlement expense, net of insurance recovery, of $2.5 million, after income taxes. Excludes $1.1 million second quarter 2000 and $1.3 million third quarter 1999 expenses, after income taxes, incurred in connection with the respective acquisitions of Phoenix and PierBank. Excludes third quarter 1999 net gain on sale of credit card portfolio of $285 thousand, after income taxes. Also includes a pro forma income tax provision on pre-acquisition earnings of Phoenix, which operated as a sub-S corporation prior to the acquisition.
  (3) Represents historical per share dividends declared by the Corporation.
  (4) Represents the ratio of historical per share dividends declared by the Corporation to diluted earnings per share, on an operating basis, restated for the pooling effect of the Corporation, PierBank and Phoenix.

  SELECTED BALANCE SHEET DATA:                                                            (Dollars in thousands)

  December 31,                                    2001          2000           1999          1998           1997
  -----------------------------------------------------------------------------------------------------------------
  Financial Condition:
  Cash and cash equivalents                      $50,899       $43,860        $44,520       $34,654        $31,547
  Total securities                               629,061       511,526        446,803       415,488        293,949
  FHLB stock                                      23,491        19,558         17,627        16,583         16,444
  Net loans                                      592,052       584,020        536,676       486,004        480,451
  Other                                           66,726        59,103         59,979        42,421         39,027
  -----------------------------------------------------------------------------------------------------------------
  Total assets                                $1,362,229    $1,218,067     $1,105,605      $995,150       $861,418
  -----------------------------------------------------------------------------------------------------------------

  Deposits                                      $816,876      $735,684       $660,753      $627,763       $572,803
  FHLB advances                                  431,490       377,362        352,548       264,106        187,001
  Other borrowings                                 2,087         3,227          4,209        15,033         20,337
  Other liabilities                               13,839        12,608          9,928         9,897          9,218
  Shareholders' equity                            97,937        89,186         78,167        78,351         72,059
  -----------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders' equity  $1,362,229    $1,218,067     $1,105,605      $995,150       $861,418
  -----------------------------------------------------------------------------------------------------------------


  Asset Quality:
  Nonaccrual loans                                $3,827        $3,434         $3,798        $5,846         $7,644
  Other real estate owned, net                        30             9             49           243            888
  -----------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                      $3,857        $3,443         $3,847        $6,089         $8,532
  -----------------------------------------------------------------------------------------------------------------

SELECTED QUARTERLY FINANCIAL DATA                                                        (Dollars in thousands)

2001                                              Q1            Q2            Q3            Q4          Year
----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                    $13,161       $12,659       $12,846       $11,952       $50,618
  Income from securities                          8,390         8,691         8,752         8,155        33,988
  Dividends on corporate stock and
   FHLB stock                                       617           582           591           537         2,327
  Interest on federal funds sold
   and other short-term investments                 203           180           134            77           594
----------------------------------------------------------------------------------------------------------------
  Total interest income                          22,371        22,112        22,323        20,721        87,527
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                1,368         1,386         1,300         1,073         5,127
  Time deposits                                   5,175         4,872         4,573         4,246        18,866
  FHLB advances                                   6,225         6,529         5,971         5,343        24,068
  Other                                              28            25            23            23            99
----------------------------------------------------------------------------------------------------------------
  Total interest expense                         12,796        12,812        11,867        10,685        48,160
----------------------------------------------------------------------------------------------------------------
Net interest income                               9,575         9,300        10,456        10,036        39,367
Provision for loan losses                           200           150           100           100           550
----------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                9,375         9,150        10,356         9,936        38,817
----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust and investment management                 2,573         2,735         2,620         2,480        10,408
  Service charges on deposit accounts               866           920           894           834         3,514
  Merchant processing fees                          341           650         1,099           552         2,642
  Mortgage banking activities                       209           627           352           870         2,058
  Income from bank-owned life insurance             272           279           287           296         1,134
  Net gains (losses) on sales of securities           5           403             -           (60)          348
  Other income                                      323           355           401           302         1,381
----------------------------------------------------------------------------------------------------------------
  Total noninterest income                        4,589         5,969         5,653         5,274        21,485
----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                  5,191         5,168         5,326         5,160        20,845
  Net occupancy                                     723           629           652           628         2,632
  Equipment                                         825           809           760           981         3,375
  Legal, audit and professional fees                312           524           235           265         1,336
  Merchant processing costs                         270           530           872           452         2,124
  Advertising and promotion                         204           275           311           447         1,237
  Office supplies                                   164           164           157           177           662
  Litigation settlement cost, net of
   recovery                                       4,800             -          (775)         (400)        3,625
  Other                                           1,259         1,675         1,466         1,417         5,817
----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                      13,748         9,774         9,004         9,127        41,653
----------------------------------------------------------------------------------------------------------------
Income before income taxes                          216         5,345         7,005         6,083        18,649
Income tax expense                                   62         1,545         2,163         1,771         5,541
----------------------------------------------------------------------------------------------------------------
Net income                                         $154        $3,800        $4,842        $4,312       $13,108
----------------------------------------------------------------------------------------------------------------

Basic earnings per share                           $.01          $.32          $.40          $.36         $1.09
Diluted earnings per share                         $.01          $.31          $.40          $.35         $1.07
Cash dividends declared per share                  $.13          $.13          $.13          $.13          $.52

SELECTED QUARTERLY FINANCIAL DATA                                                         (Dollars in thousands)

2000                                              Q1            Q2            Q3            Q4          Year
----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                    $11,650       $12,132       $12,669       $12,972       $49,423
  Income from securities                          7,407         7,898         8,322         8,441        32,068
  Dividends on corporate stock and
   FHLB stock                                       671           670           715           715         2,771
  Interest on federal funds sold
   and other short-term investments                 160           218           252           207           837
----------------------------------------------------------------------------------------------------------------
  Total interest income                          19,888        20,918        21,958        22,335        85,099
----------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                  996           998         1,087         1,302         4,383
  Time deposits                                   4,448         4,778         5,187         5,428        19,841
  FHLB advances                                   5,251         5,772         5,886         5,977        22,886
  Other                                              25            41            30            25           121
----------------------------------------------------------------------------------------------------------------
  Total interest expense                         10,720        11,589        12,190        12,732        47,231
----------------------------------------------------------------------------------------------------------------
Net interest income                               9,168         9,329         9,768         9,603        37,868
Provision for loan losses                           350           350           250           200         1,150
----------------------------------------------------------------------------------------------------------------
Net interest income after provision
   for loan losses                                8,818         8,979         9,518         9,403        36,718
----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust and investment management                 2,514         2,805         2,657         2,568        10,544
  Service charges on deposit accounts               796           806           842           853         3,297
  Merchant processing fees                          272           536           906           430         2,144
  Mortgage banking activities                       121           134           139           191           585
  Income from bank-owned life insurance             242           259           271           275         1,047
  Net gains on sales of securities                  384           374             -             2           760
  Other income                                      432           240           594            69         1,335
----------------------------------------------------------------------------------------------------------------
  Total noninterest income                        4,761         5,154         5,409         4,388        19,712
----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                  4,956         5,050         4,885         4,859        19,750
  Net occupancy                                     636           630           617           718         2,601
  Equipment                                         800           937         1,082           773         3,592
  Legal, audit and professional fees                478           405           434           566         1,883
  Merchant processing costs                         225           421           712           349         1,707
  Advertising and promotion                         357           348           278           213         1,196
  Office supplies                                   173           185           140           143           641
  Acquisition related expenses                        -         1,035             -             -         1,035
  Other                                           1,284         1,422         1,450           987         5,143
----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                       8,909        10,433         9,598         8,608        37,548
----------------------------------------------------------------------------------------------------------------
Income before income taxes                        4,670         3,700         5,329         5,183        18,882
Income tax expense                                1,238         1,308         1,585         1,542         5,673
----------------------------------------------------------------------------------------------------------------
Net income                                       $3,432        $2,392        $3,744        $3,641       $13,209
----------------------------------------------------------------------------------------------------------------

Basic earnings per share                           $.29          $.20          $.31          $.30         $1.10
Diluted earnings per share                         $.28          $.20          $.31          $.30         $1.09
Cash dividends declared per share                  $.12          $.12          $.12          $.12          $.48

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

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan defaults and charge-off rates, unanticipated difficulties in completing the merger with First Financial Corp. and integrating First Financial's operations, unanticipated costs relating to the merger and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1 of this report may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Recent Events
On August 29, 2001, the Corporation announced its intention to build a full-service branch office in Warwick, Rhode Island. The branch is subject to the approval of local authorities, as well as state and federal regulators. The branch is expected to open in the fall of 2002.

On November 13, 2001, the Corporation announced that it had signed a definitive agreement to acquire First Financial Corp., parent of First Bank and Trust Company, a Rhode Island-chartered community bank. First Financial Corp., with assets of $185.2 million at December 31, 2001, is headquartered in Providence, Rhode Island. First Bank and Trust Company operates banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. In the merger, each share of First Financial Corp. common stock will be converted into a combination of $16.00 in cash and shares of Washington Trust Bancorp, Inc. common stock based on an exchange ratio. Based on a Washington Trust stock price of $18.00, First Financial Corp. shareholders would receive 0.889 shares of Washington Trust common stock (with a value of $16.00) for a combination of cash and stock initially valued at $32.00 per share and an aggregate transaction value of approximately $39 million. However, the actual number and value of Washington Trust Bancorp, Inc. common stock to be issued to First Financial Corp. shareholders will be based on an exchange formula using the average closing price of Washington Trust Bancorp, Inc. common stock during the 15 trading days prior to receiving final regulatory approval, within a range of
0.842 per share and 0.941 per share. At December 31, 2001, First Financial Corp. had 1,213,741 shares outstanding. The purchase, which is expected to be completed in the second quarter of 2002, is subject to certain customary conditions including approval by First Financial Corp.'s shareholders as well as state and federal banking regulators. Upon consummation of this event, the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" will be applied.

Financial Overview
Washington Trust recorded net income of $13.1 million, or $1.07 per diluted share, for 2001, as compared to $13.2 million, or $1.09 per diluted share, for 2000. The Corporation's rates of return on average assets and average equity for 2001 were 1.01% and 13.86%, respectively. Comparable amounts for the year 2000 were 1.14% and 16.14%, respectively.

In 2001, the Corporation recorded a litigation settlement expense, net of insurance recovery, of $2.5 million, after income taxes. In 2000, the Corporation completed the acquisition of Phoenix and recorded acquisition-related expenses of $1.1 million, after income taxes. The acquisition was accounted for under the pooling of interests method. Results excluding the litigation settlement expense, net of taxes, and acquisition-related expenses, net of taxes, are referred to herein as "operating". Operating basis earnings also include a pro forma tax provision for pre-acquisition earnings of Phoenix, which operated as a sub-S corporation prior to the acquisition.

Operating earnings for the year 2001 amounted to $15.6 million, an increase of 12.6% from $13.9 million reported for 2000. Diluted earnings per share, on an operating basis, amounted to $1.28 for 2001, up from $1.15 per share in 2000. The Corporation's rates of return on average assets and average equity, on an operating basis, for 2001 were 1.20% and 16.54%, respectively. Comparable amounts for the year 2000 were 1.20% and 16.98%, respectively.

For the year ended December 31, 2001, net interest income (the difference between interest earned on loans and securities and interest paid on deposits and other borrowings) amounted to $39.4 million, up 4.0% over the 2000 amount. The net interest margin for the year 2001 amounted to 3.30%, compared to 3.55% in 2000. The decrease in the net interest margin was primarily due to the decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits, FHLB advances and other borrowed funds. Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $21.1 million for the year 2001, up 11.5% from $19.0 million in 2000. The increase was primarily due to growth in revenues from mortgage banking activities.

For the year 2001, total operating noninterest expense (total noninterest expense excluding litigation settlement and acquisition-related expenses) amounted to $38.0 million, up 4.1% over the comparable 2000 amount. The increase was primarily attributable to higher salaries and benefits expense. Included in other noninterest expense for the twelve months ended December 31, 2001 and 2000 were contributions of appreciated equity securities to the Corporation's charitable foundation amounting to $353 thousand and $424 thousand, respectively. These transactions resulted in realized securities gains of $351 thousand and $310 thousand, respectively, for the same periods.

Total consolidated assets amounted to $1.362 billion at December 31, 2001, up 11.8% from the December 31, 2000 balance of $1.218 billion. Average assets rose 11.9% during 2001 and amounted to $1.299 billion. The growth in assets was primarily attributable to purchases of securities and growth in the loan portfolio. Increases in FHLB advances as well as an 11.0% increase in total deposits funded the growth in assets. Total deposits amounted to $816.9 million and $735.7 million at December 31, 2001 and 2000, respectively. FHLB advances totaled $431.5 million at December 31, 2001, up 14.3% from the prior year balance of $377.4 million.

Nonperforming assets (nonaccrual loans and property acquired through foreclosure) amounted to $3.9 million or .28% of total assets at December 31, 2001, compared to $3.4 million or .28% of total assets at December 31, 2000. The Corporation's loan loss provision was $550 thousand and $1.2 million in 2001 and 2000, respectively.

Total shareholders' equity amounted to $97.9 million at December 31, 2001, compared to $89.2 million at December 31, 2000. Included in shareholders' equity at December 31, 2001 was accumulated other comprehensive income on securities available for sale and the interest rate floor contract, net of tax, of $6.4 million compared to $4.0 million in accumulated other comprehensive income associated with net unrealized gains on securities available for sale at December 31, 2000.

Book value per share as of December 31, 2001 and 2000 amounted to $8.15 and $7.43, respectively.

Liquidity
Liquidity is the ability of a financial  institution to meet maturing  liability obligations and customer loan demand. Washington Trust's primary source of liquidity is customer deposits. Customer deposits (time, savings and demand deposits) funded approximately 58.8% of total average assets in 2001. Other sources of funding include discretionary use of purchased liabilities (i.e., FHLB term advances and federal funds purchased), cash flows from the Corporation's securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation's Asset/Liability Committee ("ALCO") establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during 2001. Net loans as a percentage of total assets amounted to 43.5% at December 31, 2001, compared to 47.9% at December 31, 2000. Total securities as a percentage of total assets amounted to 46.2% at December 31, 2001, up from 42.0% at December 31, 2000. These changes resulted primarily from purchases of debt securities and the 11.8% increase in total assets in 2001.

For the year ended December 31, 2001, net cash provided by financing activities was $127.6 million. Proceeds from FHLB advances totaled $1.217 billion, while repayments of FHLB advances totaled $1.163 billion in 2001. Additionally, $81.2 million was generated from overall growth in deposits. Net cash used in investing activities was $130.1 million in 2001, the majority of which was used to purchase securities. In addition, the Corporation expended $3.4 million to upgrade and expand equipment and premises in order to support its operations. Net cash provided by operating activities amounted to $9.5 million in 2001, $13.1 million of which was generated by net income. (See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.)

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

FTE net interest income increased $1.5 million, or 3.7%, from 2000 to 2001, due primarily to the growth in interest-earning assets. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for 2001 and 2000 were 3.30% and 3.55%, respectively. The interest rate spread declined 19 basis points to 2.77% in 2001. Earning asset yields declined 62 basis points during 2001, while the cost of interest-bearing liabilities decreased 43 basis points, thereby narrowing the net interest spread. The decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits, FHLB advances and other borrowed funds was primarily responsible for the decrease in the net interest margin.

FTE interest income totaled $88.6 million in 2001, up from $86.2 million in 2000. The yield on interest-earning assets amounted to 7.23% in 2001, down from 7.85% in 2000. Average interest-earning assets amounted to $1.225 billion or 11.6% over the comparable 2000 amount. The growth in average interest-earning assets was due to growth in securities and loans. Total average securities rose $87.7 million, or 16.6%, in 2001, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 6.13% in 2001, down from 6.93% in 2000. The decrease in yield reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on investment purchases during 2001 relative to the prior year.

Average loans amounted to $609.0 million in 2001, up $39.3 million, or 6.9%, from 2000. The FTE rate of return on total loans was 8.34% in 2001, compared to 8.70% in 2000. This decline is primarily due to lower marginal yields on floating and adjustable rate loans in 2001 as compared to the prior year and a decline in yields on new loan originations. Average residential real estate loans amounted to $251.8 million, up 4.7% from the prior year level. The yield on residential real estate loans amounted to 7.66%, down 15 basis points from the prior year yield. Average commercial loans rose 9.4% to $252.5 million in 2001. The yield on commercial loans amounted to 9.25%, a decrease of 26 basis points from the prior year yield of 9.51%. Included in interest income on commercial loans was $642 thousand of appreciation in the value of the interest rate floor contract for 2001. Average consumer loans rose 6.4% in 2001 to $104.7 million. The yield on consumer loans amounted to 7.79%, down from 8.96% in 2000 primarily due to a decline in the yield on home equity lines.

Average interest-bearing liabilities increased 12.0% to $1.081 billion at December 31, 2001. Due to lower interest rates in 2001, the Corporation's total cost of funds on interest-bearing liabilities amounted to 4.46% in 2001, a decrease of 43 basis points from the prior year yield level. Average savings deposits increased 20.3% to $289.4 million in 2001 from the comparable 2000 amount. The rate paid on savings deposits for 2001 was 1.77%, compared to 1.82% in 2000. Average time deposits increased $8.2 million with a decrease of 40 basis points in the rate paid. In addition, average demand deposits, an interest-free source of funding, increased 7.6% from 2000 to $114.8 million in 2001.

Average FHLB advances increased by $57.9 million, or 15.6%, from 2000 and amounted to $428.5 million. This increase was used primarily to fund the purchase of securities. The average rate paid on FHLB advances in 2001 was 5.62%, a decrease of 55 basis points from the prior year.

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

 Years ended December 31,                   2001                         2000                        1999
 ------------------------------------------------------------------------------------------------------------------
                                 Average            Yield/    Average           Yield/    Average           Yield/
 (Dollars in thousands)          Balance   Interest  Rate     Balance  Interest  Rate     Balance  Interest  Rate
 -------------------------------------------------------------------------------------------------------------------
 Assets:
 Residential real estate loans   $251,774   19,279    7.66    $240,410   18,777   7.81    $214,124   16,687   7.79
 Commercial and other loans       252,501   23,344    9.25     230,772   21,946   9.51     219,393   20,564   9.37
 Consumer loans                   104,767    8,164    7.79      98,479    8,826   8.96      89,292    7,707   8.63
 ------------------------------------------------------------------------------------------------------------------
   Total loans                    609,042   50,787    8.34     569,661   49,549   8.70     522,809   44,958   8.60
 Federal funds sold and other
  short-term investments           15,088      594    3.94      13,247      837   6.32      10,635      518   4.88
 Taxable debt securities          540,955   33,057    6.11     456,434   30,992   6.79     399,058   24,432   6.12
 Nontaxable debt securities        21,765    1,430    6.57      25,050    1,652   6.60      26,945    1,786   6.63
 Corporate stocks and FHLB
  stock                            38,480    2,705    7.03      33,848    3,157   9.33      30,041    2,394   7.97
 ------------------------------------------------------------------------------------------------------------------
   Total securities               616,288   37,786    6.13     528,579   36,638   6.93     466,679   29,130   6.24
 ------------------------------------------------------------------------------------------------------------------
   Total interest-earning
    assets                      1,225,330   88,573    7.23   1,098,240   86,187   7.85     989,488   74,088   7.49
 ------------------------------------------------------------------------------------------------------------------

 Cash and due from banks           19,759                       18,362                      18,625
 Allowance for loan losses        (13,556)                     (12,881)                    (11,767)
 Premises and equipment, net       22,869                       22,774                      24,167
 Other                             44,924                       34,715                      32,578
 ------------------------------------------------------------------------------------------------------------------

   Total assets                $1,299,326                   $1,161,210                  $1,053,091
 ------------------------------------------------------------------------------------------------------------------
 Liabilities and Shareholders'
  Equity:
 Savings deposits                $289,360    5,127    1.77    $240,580    4,383   1.82    $228,932    4,043   1.77
 Time deposits                    360,167   18,866    5.24     351,961   19,841   5.64     318,281   15,871   4.99
 FHLB advances                    428,519   24,068    5.62     370,642   22,886   6.17     309,594   16,855   5.44
 Other                              2,570       99    3.86       2,003      121   6.03      12,383      625   5.05
 ------------------------------------------------------------------------------------------------------------------
   Total interest-bearing
    liabilities                 1,080,616   48,160    4.46     965,186   47,231   4.89     869,190   37,394   4.30
 ------------------------------------------------------------------------------------------------------------------
 Demand deposits                  114,844                      106,741                      97,716
 Other liabilities                  9,294                        7,445                       6,315
 Shareholders' equity              94,572                       81,838                      79,870
 ------------------------------------------------------------------------------------------------------------------
   Total liabilities and
    shareholders' equity       $1,299,326                   $1,161,210                  $1,053,091
 ------------------------------------------------------------------------------------------------------------------
   Net interest income                     $40,413                      $38,956                     $36,694
 ------------------------------------------------------------------------------------------------------------------
 Interest rate spread                                 2.77                        2.96                        3.19
 Net interest margin                                  3.30                        3.55                        3.71
 ------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)

Years ended December 31,                2001             2000              1999
--------------------------------------------------------------------------------

Commercial and other loans              $169             $126              $130
Nontaxable debt securities               499              576               605
Corporate stocks and FHLB stock          378              386               351

Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)

                                        2001/2000                   2000/1999                    1999/1998
  ----------------------------------------------------------------------------------------------------------------
                                                    Net                          Net                        Net
  (Dollars in thousands)         Volume   Rate     Change   Volume     Rate     Change   Volume   Rate    Change
  ----------------------------------------------------------------------------------------------------------------
  Interest on:
  Interest-earning assets:
    Residential real estate loans  $875    (373)     502    $2,053        37    2,090    $1,176    (835)     341
    Commercial and other loans    1,785    (618)   1,167     1,079       302    1,381     1,099    (606)     493
    Consumer loans                  750  (1,181)    (431)      815       305    1,120       476    (358)     118
    Federal funds sold and other
     short-term investments         105    (348)    (243)      145       174      319       (35)    (97)    (132)
    Taxable debt securities       5,366  (3,301)   2,065     3,730     2,830    6,560     5,145    (420)   4,725
    Nontaxable debt securities     (216)     (6)    (222)     (125)       (9)    (134)      290      62      352
    Corporate stocks and FHLB
     stock                          394    (846)    (452)      325       438      763       (18)      3      (15)
  ----------------------------------------------------------------------------------------------------------------
    Total interest-earning
     assets                       9,059  (6,673)   2,386     8,022     4,077   12,099     8,133  (2,251)   5,882
  ----------------------------------------------------------------------------------------------------------------
  Interest-bearing liabilities:
    Savings deposits                867    (123)     744       210       130      340       440    (231)     209
    Time deposits                   454  (1,429)    (975)    1,778     2,192    3,970       487  (1,360)    (873)
    FHLB advances                 3,369  (2,187)   1,182     3,589     2,442    6,031     4,466    (824)   3,642
    Other                            30     (52)     (22)     (608)      104     (504)     (168)    (74)    (242)
  ----------------------------------------------------------------------------------------------------------------
    Total interest-bearing
     liabilities                  4,720  (3,791)     929     4,969     4,868    9,837     5,225  (2,489)   2,736
  ----------------------------------------------------------------------------------------------------------------
    Net interest income          $4,339  (2,882)   1,457    $3,053      (791)   2,262    $2,908     238    3,146
  ----------------------------------------------------------------------------------------------------------------


Noninterest Income
Noninterest income is an important source of revenue for the Corporation. For the year ended December 31, 2001, recurring noninterest income, which excludes net gains on sales of securities and the 1999 nonrecurring net gain on the sale of the credit card portfolio, accounted for 34.9% of total revenues (net interest income plus recurring noninterest income). Washington Trust's primary sources of recurring noninterest income are trust and investment management revenues, servicing of deposit accounts, merchant credit card processing fees and mortgage banking activities. Also included in noninterest income are earnings generated from bank-owned life insurance ("BOLI") purchased in 1999.

Revenue from trust and investment management services continues to be the largest component of noninterest income. Trust and investment management revenue represented 48.4% of noninterest income and amounted to $10.4 million in 2001, down slightly from the $10.5 million reported in 2000. This decrease is primarily attributable to financial market declines.

Service charges on deposit accounts rose 6.6% to $3.5 million in 2001. Changes in the fee structures of various deposit products during the year, as well as growth in the Corporation's total deposit base, were contributing factors in this increase.

Revenue from mortgage banking activities associated with the originations of loans for the secondary market totaled $2.1 million in 2001, up from $585 thousand in 2000, due to increased loan sales resulting from strong mortgage refinancing activity in a low interest rate environment. Mortgage banking activities include the capitalization of mortgage servicing rights of $35 thousand and $27 thousand in 2001 and 2000, respectively.

Most secondary market loans had previously been sold with servicing retained, however, in the fourth quarter of 1999, the Corporation began selling substantially all residential mortgage loans with servicing released. Mortgage servicing fee income amounted to $400 thousand for the year ended December 31, 2001, compared to the prior year amount of $450 thousand. Servicing income, excluding valuation adjustments and amortization, as a percentage of average loans serviced was 30 basis points in 2001 and in 2000. The balance of serviced loans at December 31, 2001 amounted to $146.7 million, compared to $180.6 million at December 31, 2000.

In the second quarter of 1999, the Corporation purchased $18.0 million of BOLI as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. Included in other income was $1.1 million and $1.0 million of earnings on BOLI for the years ended December 31, 2001 and 2000, respectively. (See additional discussion on BOLI under the caption "Financial Condition".)

Noninterest Expense
Total recurring noninterest expense, which excludes acquisition related expenses and net litigation settlement costs, rose 4.1% to $38.0 million in 2001. This increase was primarily attributable to higher salaries and benefit expense. Legal, audit and professional fees totaled $1.3 million, down $547 thousand from the corresponding 2000 amount. The decrease was primarily due to the reduction in legal defense costs associated with the settlement of a litigation matter in May 2001. Total equipment costs for 2001 amounted to $3.4 million, down $217 thousand from the corresponding 2000 amount. In 2001 and 2000, the Corporation recorded impairment adjustments of $107 thousand and $293 thousand, respectively, resulting from remeasurements of the useful lives of technology equipment.

Income Taxes
Income tax expense amounted to $5.5 million and $5.7 million in 2001 and 2000, respectively. The Corporation's effective tax rate was 29.7% in 2001, compared to a rate of 30.0% in 2000. These rates differed from the federal rate of 35.0% due to the benefits of tax-exempt income and the dividends received deduction as well as the results of the tax planning strategies designed to reduce income taxes and the effect of the second quarter 2000 acquisition of Phoenix. Phoenix operated as a sub-S corporation prior to the acquisition. The acquisition was a tax-free reorganization accounted for as a pooling of interests.

The Corporation's net deferred tax asset amounted to $1.4 million and $2.1 million at December 31, 2001 and 2000, respectively. Primary sources of recovery of deferred tax assets are future taxable income and the reversal of deferred tax liabilities. (See Note 12 to the Consolidated Financial Statements for additional information regarding income taxes.)

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

The transition provisions of SFAS No. 133 provided that at the date of initial application an entity may transfer any security classified as "held to maturity" to "available for sale" or "trading." On January 1, 2001, the Corporation transferred held to maturity securities with an amortized cost of $43.6 million and an estimated fair value of $42.6 million into the available for sale category. The transition adjustment amounted to an unrealized loss, net of tax, of $367 thousand and was reported in other comprehensive income.

Securities Available for Sale
The amortized cost of securities available for sale at December 31, 2001 amounted to $443.8 million, an increase of $63.8 million over the 2000 amount. This increase was due primarily to purchases of mortgage-backed securities.

At December 31, 2001, the net unrealized gains on securities available for sale amounted to $10.2 million, an increase of $3.6 million from the comparable 2000 amount. This increase was attributable to the effects of reductions in medium and long-term bond rates that occurred during 2001. (See Note 3 to the Consolidated Financial Statements for detail of unrealized gains and losses associated with securities available for sale.)

Securities Held to Maturity
The amortized cost of securities held to maturity increased $50.2 million, to $175.1 million at December 31, 2001. This increase is primarily attributable to purchases of mortgage-backed securities. The net unrealized gains on securities held to maturity amounted to $2.5 million at December 31, 2001 compared to $453 thousand in net unrealized gains at December 31, 2000.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances. As of December 31, 2001 and 2000, the Corporation's investment in FHLB stock totaled $23.5 million and $19.6 million, respectively. The Gramm-Leach-Bliley Act requires the FHLB to issue new capitalization requirements to be implemented by May 2002.

Loans
Total loans amounted to $605.6 million at December 31, 2001, up $8.5 million, or 1.4%, from the December 31, 2000 amount of $597.2 million. The increase in total loans was led by growth in the commercial and consumer loan portfolios.

Total residential real estate loans decreased $15.6 million, or 6.2%, in 2001 due to refinancings sold into the secondary market. Consumer loans were up $3.3 million, or 3.1%, in 2001. The increase in consumer loans was mainly due to growth in home equity lines. Total commercial loans increased $20.8 million, or 8.7%, in 2001, with the largest increase occurring in the other commercial loans portfolio.

Other Assets
Other assets totaled $29.8 million at December 31, 2001, compared to $28.0 million at December 31, 2000. Included in other assets is BOLI, which amounted to $20.9 million and $19.7 million at December 31, 2001 and 2000, respectively. The Corporation purchased $18.0 million of BOLI in 1999 as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an interest sensitive asset on the Corporation's consolidated balance sheet that provides monthly tax-free income to the Corporation. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is included in other assets on the Corporation's consolidated balance sheets at its cash surrender value. Increases in BOLI's cash surrender value are reported as other income in the Corporation's consolidated statements of income.

Deposits
Total deposits at December 31, 2001 amounted to $816.9 million, up 11.0% from the prior year balance of $735.7 million. Demand deposits rose 19.3% to $134.8 million. Savings deposits rose 22.2% to $317.0 million. Time deposits totaled $365.1 million at December 31, 2001, compared to $363.4 million at December 31, 2000.

Borrowings
Washington Trust uses advances from the Federal Home Loan Bank of Boston as well as other borrowings as part of its overall funding strategy. The additional FHLB advances and other borrowings were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. Total advances amounted to $431.5 million at December 31, 2001, up from $377.4 million one year earlier. (See Note 10 to the Consolidated Financial Statements for additional information about borrowings.)

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned. Nonperforming assets were .28% of total assets at December 31, 2001 and 2000. Nonaccrual loans as a percentage of total loans increased from .58% at the end of 2000 to .63% at December 31, 2001. Approximately $1.6 million, or 42.6% of total nonaccrual loans, were less than 90 days past due at December 31, 2001.

The following table presents nonperforming assets and related ratios:

     (Dollars in thousands)

     December 31,                                           2001          2000
     ---------------------------------------------------------------------------
      Nonaccrual loans:
        Residential real estate                            $1,161          $796
        Commercial and other:
          Mortgages                                         1,472         1,076
          Construction and development                          -             -
          Other                                               509         1,018
        Consumer                                              685           544
     ---------------------------------------------------------------------------
     Total nonaccrual loans                                 3,827         3,434
     Other real estate owned, net                              30             9
     ---------------------------------------------------------------------------
     Total nonperforming assets                            $3,857        $3,443
     ---------------------------------------------------------------------------

     Nonaccrual loans as a percentage of total loans         .63%          .58%
     Nonperforming assets as a percentage of total assets    .28%          .28%

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

There are no accruing loans 90 days or more past due at December 31, 2001. Included in accruing loans 90 days or more past due at December 31, 2000 were residential mortgages amounting to $393 thousand which were considered well-collateralized and in the process of collection and therefore were deemed to have no loss exposure.

     (Dollars in thousands)

     December 31,                                         2001            2000
     ---------------------------------------------------------------------------
     Nonaccrual loans 90 days or more past due           $2,195          $1,608
     Nonaccrual loans less than 90 days past due          1,632           1,826
     ---------------------------------------------------------------------------
     Total nonaccrual loans                              $3,827          $3,434
     ---------------------------------------------------------------------------
     Accruing loans 90 days or more past due,
      primarily all residential mortgages (1)               $ -            $393
     ---------------------------------------------------------------------------
     (1) Not included in nonperforming assets

Restructured Loans
Loans are considered restructured when the Corporation has granted concessions to a borrower due to the borrower's financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. Included in nonaccrual loans at December 31, 2001 and 2000, are loans whose terms have been restructured amounting to $28 thousand and $118 thousand, respectively. There were no commitments to lend additional funds to borrowers whose loans had been restructured.

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

The balance of OREO amounted to $30 thousand at December 31, 2001, up from the prior year amount of $9 thousand. Increases in OREO resulted from foreclosures and repossessions that exceeded the level of sales of foreclosed properties and repossessed assets. During 2001, proceeds from sales of foreclosed properties and repossessed assets amounted to $151 thousand. Washington Trust occasionally provides financing to facilitate the sales of some of these properties. Financing is generally provided at market rates with credit terms similar to those available to other borrowers.

Allowance for Loan Losses
The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses (ALL). The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with the terms of SFAS 114. Other individual commercial loans and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, most of the loan portfolio is concentrated among borrowers in southern Rhode Island and southeastern Connecticut and a substantial portion of the portfolio is collateralized by real estate in this area, including most consumer loans and those commercial loans not specifically classified as commercial mortgages. A portion of the commercial and commercial mortgage loans are to borrowers in the hospitality and tourism industry and this concentration has been increasing in recent years. Economic conditions which may affect the ability of borrowers to meet debt service requirements are considered including interest rates and energy costs. Results of regulatory examinations, historical loss ranges, portfolio composition including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered.

The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The allowance for loan losses amounted to $13.6 million, or 2.24% of total loans, at December 31, 2001, compared to $13.1 million, or 2.20%, at December 31, 2000.

The following table reflects the activity in the allowance for loan losses:

       (Dollars in thousands)

       Years ended December 31,                           2001           2000
       -------------------------------------------------------------------------
       Beginning balance                                $13,135        $12,349
       Charge-offs, net of recoveries:
         Residential:
            Real estate                                      15            (19)
            Construction                                      -              -
         Commercial:
            Mortgages                                      (122)            (8)
            Construction and development                      -              -
            Other                                           152             13
         Consumer                                          (137)          (350)
       -------------------------------------------------------------------------
       Net charge-offs                                      (92)          (364)
       Provision for loan losses                            550          1,150
       -------------------------------------------------------------------------
       Ending balance                                   $13,593        $13,135
       -------------------------------------------------------------------------
       Allowance for loan losses to nonaccrual loans     355.20%        382.50%
       Allowance for loan losses to total loans            2.24%          2.20%
       -------------------------------------------------------------------------


Capital Resources
Total shareholders' equity increased $8.8 million during 2001 and amounted to $97.9 million at December 31, 2001. The overall increase was mainly attributable to earnings retention of $6.8 million. Capital growth also resulted from a $2.4 million increase in accumulated other comprehensive income due to an increase in unrealized gains on securities. Stock option exercises increased shareholders' equity by $573 thousand in 2001. Cash dividends declared per share amounted to $.52 and $.48 in 2001 and 2000, respectively. Common stock shares repurchased amounted to $1.1 million at December 31, 2001. The Corporation authorized a stock repurchase of up to 250,000 shares of common stock in September 2001. (See
Note 15 to the Consolidated Financial Statements for additional discussion of the stock repurchase plan).

The ratio of total equity to total assets amounted to 7.2% at December 31, 2001, compared to 7.3% at December 31, 2000. Book value per share at December 31, 2001 amounted to $8.15, a 9.7% increase from the year-earlier amount of $7.43 per share.

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

On May 11, 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which does not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. In August 2001, the Bank received a settlement from an insurance carrier in the amount of $775 thousand ($553 thousand net of tax) in connection with this matter. In December 2001, the Bank received a settlement from another insurance carrier in the amount of $400 thousand ($252 thousand net of tax) in connection with this matter. The recoveries were recorded as reductions of the litigation settlement cost included in other noninterest expenses. No further insurance recoveries are expected.

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

The adoption of the foregoing pronouncements is not expected to have a material impact on the Corporation's financial statements with respect to any business combinations which occurred prior to 2002. SFAS Nos. 141 and 142 will be applied to the acquisition of First Financial Corp., which is expected to be completed in the second quarter of 2002.

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


Comparison of 2000 with 1999
Washington Trust recorded net income of $13.2 million, or $1.09 per diluted share, for 2000. Net income for 1999 amounted to $12.5 million, or $1.03 per diluted share.

In the second quarter of 2000, the Corporation completed the acquisition of Phoenix Investment Management Company, Inc. and recorded acquisition-related expenses of $1.1 million, after income taxes. During the third quarter of 1999, the Corporation completed its acquisition of Pier Bank and also recognized a nonrecurring gain on the sale of its credit card loan portfolio. 1999 results include acquisition-related expenses of $1.3 million, net of income taxes, and the loan sale gain, net of taxes, of $285 thousand. These acquisitions were accounted for under the pooling of interests method, and accordingly, financial data for all prior periods were restated to reflect the acquisitions at the beginning of each period presented. Operating basis earnings exclude acquisition-related expenses, net of taxes, and the loan sale gain, net of taxes. Operating earnings also include a pro forma tax provision for the pre-acquisition earnings of Phoenix, which operated as a sub-S corporation prior to the acquisition.

Operating earnings for 2000 amounted to $13.9 million, an increase of 8.9% from the $12.8 million reported for 1999. Diluted earnings per share, on an operating basis, amounted to $1.15 for 2000, up from $1.06 per share in 1999. The Corporation's rates of return on average assets and average equity, on an operating basis, were 1.20% and 16.98% for 2000, respectively. Comparable amounts for 1999 were 1.21% and 16.04%.

Fully taxable equivalent net interest income increased $2.3 million, or 6.2%, from 1999 to 2000, primarily due to the growth in interest-earning assets. The net interest margins for 2000 and 1999 were 3.55% and 3.71%, respectively. The interest rate spread declined 23 basis points to 2.96% in 2000. Earning asset yields rose 36 basis points during 2000, while the cost of interest-bearing liabilities increased 59 basis points, thereby narrowing the net interest spread. Higher costs of funds associated with FHLB advances and time deposits were primarily responsible for the decrease in the net interest margin.

Recurring noninterest income, which excludes net gains on sales of securities and the 1999 net gain on the sale of the credit card portfolio, totaled $19.0 million and $17.7 million for 2000 and 1999, respectively. The $1.3 million increase resulted primarily from growth in revenues for trust and investment management services, offset in part by a decline in revenue from mortgage banking activities. Trust and investment management income totaled $10.5 million for 2000, up 13.2% from the $9.3 million reported in 1999. Revenue from mortgage banking activities associated with the originations of loans for the secondary market totaled $585 thousand in 2000, down from $1.4 million in 1999, due to decreased loan sales resulting from lower mortgage refinancing activity.

Operating noninterest expenses (excluding acquisition-related expenses) amounted to $36.5 million for 2000, up $2.7 million from 1999. This increase was primarily attributable to higher salaries and benefit expense, increases in legal, audit and professional fees and higher equipment costs. Legal, audit and professional fees totaled $1.9 million in 2000, up $804 thousand from 1999. The increase was mainly due to legal defense costs associated with a long-standing lawsuit settled in 2001. Total equipment costs for 2000 amounted to $3.6 million, up $470 thousand from the corresponding 1999 amount. In 2000, the Corporation recorded an impairment adjustment of $293 thousand resulting from a remeasurement of the useful lives of technology equipment.

Total assets rose $112.5 million, or 10.2% to $1.218 billion at December 31, 2000. Average assets amounted to $1.161 billion in 2000, up 10.3% from the prior year. Asset growth was primarily attributable a $64.7 million increase in the carrying value of securities and a $47.3 million increase in the loan portfolio. Increases in FHLB advances as well as an 11.3% increase in total deposits funded the growth in assets. Average interest-bearing liabilities amounted to $965.2 million at December 31, 2000, up 11.0% from 1999.

Nonperforming assets amounted to $3.4 million or .28% of total assets at December 31, 2000, down from $3.8 million or .35% of total assets at December 31, 1999. The Corporation's loan loss provision was $1.2 million and $1.8 million in 2000 and 1999, respectively. Net loan charge-offs amounted to $364 thousand in 2000, down from $457 thousand in 1999. The allowance for loan losses represented 2.20% of total loans at December 31, 2000 compared to 2.25% in 1999.

Shareholder's equity amounted to $89.2 million at December 31, 2000, compared to $78.2 million at December 31, 1999. Capital growth resulted primarily from $6.6 million of earnings retention and a $4.2 million increase in accumulated other comprehensive income due to unrealized gains on securities. Book value per share as of December 31, 2000 amounted to $7.43, up 13.4% from the $6.55 per share amount in 1999. The ratio of capital to assets was 7.3% and 7.1% at December 31, 2000 and 1999, respectively. Dividends paid per share amounted to $.48 in 2000, up 9.1% from the prior year.

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

The ALCO reviews simulation results to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet. As of December 31, 2001 and December 31, 2000, net interest income simulation indicated exposure to changing interest rates over a 24-month horizon to a degree that remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months and no more than 10% over the second 12 months of the simulation horizon.

The following table summarizes the effect that interest rate shifts would have on net interest income for a 24-month period using the Corporation's on and off-balance sheet financial instruments as of December 31, 2001. Interest rates are assumed to shift by a parallel 200 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their historical insensitivity to rate changes. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. The asymmetric rate shift scenarios presented below reflect the fact that given the low level of interest rates at December 31, 2001, a parallel rate decline of 200 basis points is extremely unlikely to occur, as this would effectively reduce many interest rates to zero. It should be noted that the rate scenarios used do not necessarily reflect the ALCO's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the Corporation for the same period. The following table presents these 24-month net interest income simulation results:

       (Dollars in thousands)
                                                                          Flat          Falling         Rising
                                                                         Rates           Rates           Rates
       ----------------------------------------------------------------------------------------------------------
       Interest-earning assets:
       Fixed rate mortgage-backed securities                             $38,561         $36,950         $40,388
       Adjustable rate mortgage-backed securities                         10,439           8,876          13,534
       Callable securities                                                 2,945           2,761           3,303
       Other securities                                                   16,110          14,797          18,825
       Fixed rate mortgages                                               19,916          19,402          20,767
       Adjustable rate mortgages                                          13,919          13,564          14,717
       Other fixed rate loans                                             36,864          36,014          38,561
       Other adjustable rate loans                                        16,368          14,584          19,954
       Interest rate floor contracts                                         141             266           (109)
       ----------------------------------------------------------------------------------------------------------
       Total interest income                                             155,263         147,214         169,940
       ----------------------------------------------------------------------------------------------------------
       Interest-bearing liabilities:
       Core savings deposits                                               8,153           7,134           9,262
       Time deposits                                                      23,668          21,796          30,058
       FHLB advances                                                      40,401          38,352          44,183
       Other borrowings                                                       55              29             108
       ----------------------------------------------------------------------------------------------------------
       Total interest expense                                             72,277          67,311          83,611
       ----------------------------------------------------------------------------------------------------------
       Net interest income results as of December 31, 2001               $82,986         $79,903         $86,329
       ----------------------------------------------------------------------------------------------------------
       Net interest income results as of December 31, 2000               $77,647         $73,671         $78,782
       ----------------------------------------------------------------------------------------------------------

The ALCO estimates that the negative exposure of net interest income to falling rates results from the difficulty of reducing rates paid on core savings deposits given the current level of interest rates. If rates were to fall and remain low for a sustained period, core savings deposit rates might not be reduced much below current levels, while rates earned on assets would decline as current assets mature or reprice. While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk since the repricing, maturity and prepayment characteristics of financial instruments, especially core savings deposits, may change to a different degree than estimated. In addition, since income simulations assume that the Corporation's balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard analytical techniques and securities data. The following table summarizes the potential change in market value of the Corporation's available for sale debt securities as of December 31, 2001 and 2000 resulting from immediate 200 basis point parallel rate shifts:

        (Dollars in thousands)
                                                                                         Falling         Rising
        Security Type                                                                     Rates           Rates
        ---------------------------------------------------------------------------------------------------------
        U.S. Treasury and government-sponsored agency securities (noncallable)            $1,066          $(974)
        U.S. government-sponsored agency securities (callable)                               218           (431)
        Corporate securities                                                                 809           (864)
        Fixed rate mortgage-backed securities                                                600        (11,275)
        Adjustable rate mortgage-backed securities                                         2,262         (1,448)
        Fixed rate collateralized mortgage obligations                                       (27)          (132)
        Adjustable rate collateralized mortgage obligations                                 (494)        (1,679)
        ---------------------------------------------------------------------------------------------------------
        Total change in market value as of December 31, 2001                              $4,434       $(16,803)
        ---------------------------------------------------------------------------------------------------------
        Total change in market value as of December 31, 2000                              $7,173       $(13,250)
        ---------------------------------------------------------------------------------------------------------

The Corporation also monitors the potential change in market value of its available for sale debt securities using "value at risk" analysis. The anticipated maximum market value reduction for the bank's available for sale securities portfolio at December 31, 2001, including both debt and equity securities, was 3.7%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

At December 31, 2001, gap analysis showed that the Corporation's cumulative one-year gap was a negative $135.9 million, or 10.6% of earning assets. The following table details the amounts of interest-earning assets and interest-bearing liabilities at December 31, 2001 that are expected to mature or reprice in each of the time periods presented. To the extent applicable, amounts of assets and liabilities that mature or reprice within a particular period were determined in accordance with their contractual terms. Fixed rate mortgages, mortgage-backed securities and consumer installment loans have been allocated based on expected amortization and prepayment rates using assumptions based on recent historical performance. Savings, NOW and money market deposit accounts, which have no contractual term and are subject to immediate repricing, are presented in the under three-month category. Management believes that gap analysis has substantial limitations as a measure of interest rate risk, as it does not address the effect of changes in interest rates nor the magnitude of resulting changes in net interest income. For this reason, the ALCO does not use gap analysis to establish interest rate risk targets or assess interest rate risk exposure.

The following table summarizes the Corporation's gap analysis as of December 31, 2001:

 (Dollars in thousands)
                                                3 Months        3 to 6       6 Months       1 to 5        Over
                                                 or Less        Months       to 1 Year       Years       5 Years
 ----------------------------------------------------------------------------------------------------------------
 Interest-earning assets:
    Loans                                        $167,775        $49,741       $75,268      $227,468     $93,103
    Debt securities                               176,591         38,344        84,166       260,138      46,780
    Other                                          20,500              -             -             -      46,533
 ----------------------------------------------------------------------------------------------------------------
 Total interest-earning assets                    364,866         88,085       159,434       487,606     186,416

 Interest-bearing liabilities:
    Deposits                                      413,216        133,586        44,386        90,899           6
    FHLB advances                                  83,030         27,504        44,500       204,654      71,802
    Other borrowings                                2,087              -             -             -           -
 ----------------------------------------------------------------------------------------------------------------
 Total interest-bearing liabilities               498,333        161,090        88,886       295,553      71,808
 ----------------------------------------------------------------------------------------------------------------
 Interest sensitivity gap per period            $(133,467)      $(73,005)      $70,548      $192,053    $114,608
 ----------------------------------------------------------------------------------------------------------------
 Cumulative interest sensitivity gap            $(133,467)     $(206,472)    $(135,924)      $56,129    $170,737
 ----------------------------------------------------------------------------------------------------------------
 Cumulative interest sensitivity gap - 2000     $(149,118)     $(159,149)    $(128,854)     $(35,773)   $148,017
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

During 1998, the Corporation entered into an interest rate floor contract with a notional principal amount of $20 million and a five-year term maturing in February 2003. This contract is intended to function as a hedge against reductions in interest income realized from prime-based loans. The Corporation receives payment for this contract if certain interest rates fall below specified levels. Effective January 1, 2001 with the adoption of SFAS No. 133, the Corporation recognized the fair value of this derivative, amounting to $97 thousand, as an asset on the balance sheet. At December 31, 2001, the carrying value of the interest rate floor contract amounted to $739 thousand and is reported in other assets. (See Note 7 to the Consolidated Financial Statements for additional information regarding the floor contract.)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements and supplementary data are contained herein.

    Description

    Independent Auditors' Report

    Consolidated Balance Sheets
             December 31, 2001 and 2000

    Consolidated Statements of Income
             For the Years Ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Changes in Shareholders' Equity
             For the Years Ended December 31, 2001, 2000 and 1999

    Consolidated Statements of Cash Flows
             For the Years Ended December 31, 2001, 2000 and 1999

    Notes to Consolidated Financial Statements

                          INDEPENDENT AUDITORS' REPORT



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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.



KPMG LLP

Providence, Rhode Island
January 15, 2002

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                              (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


December 31,                                                                               2001             2000
-------------------------------------------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                                   $30,399          $22,460
Federal funds sold and other short-term investments                                        20,500           21,400
Mortgage loans held for sale                                                                7,710            1,639
Securities:
   Available for sale, at fair value                                                      453,956          386,611
   Held to maturity, at cost; fair value $177,595
     in 2001 and $125,368 in 2000                                                         175,105          124,915
-------------------------------------------------------------------------------------------------------------------
   Total securities                                                                       629,061          511,526

Federal Home Loan Bank stock, at cost                                                      23,491           19,558

Loans                                                                                     605,645          597,155
Less allowance for loan losses                                                             13,593           13,135
-------------------------------------------------------------------------------------------------------------------
   Net loans                                                                              592,052          584,020

Premises and equipment, net                                                                22,102           21,710
Accrued interest receivable                                                                 7,124            7,800
Other assets                                                                               29,790           27,954
-------------------------------------------------------------------------------------------------------------------
   Total assets                                                                        $1,362,229       $1,218,067
-------------------------------------------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                                                                $134,783         $113,012
   Savings                                                                                316,953          259,309
   Time                                                                                   365,140          363,363
-------------------------------------------------------------------------------------------------------------------
   Total deposits                                                                         816,876          735,684

Dividends payable                                                                           1,569            1,445
Federal Home Loan Bank advances                                                           431,490          377,362
Other borrowings                                                                            2,087            3,227
Accrued expenses and other liabilities                                                     12,270           11,163
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                    1,264,292        1,128,881
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares in 2001 and 2000; issued
   12,065,283 shares in 2001 and 12,006,809 shares in 2000                                    754              750
Paid-in capital                                                                            10,696           10,144
Retained earnings                                                                          81,114           74,265
Accumulated other comprehensive income                                                      6,416            4,027
Treasury stock, at cost; 54,102 shares in 2001                                             (1,043)               -
-------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                              97,937           89,186
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                          $1,362,229       $1,218,067
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                                         except per share amounts)

Years ended December 31,                                                       2001           2000            1999
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                $50,618        $49,423         $44,828
   Interest on securities                                                     33,988         32,068          25,613
   Dividends on corporate stock and Federal Home Loan Bank stock               2,327          2,771           2,043
   Interest on federal funds sold and other short-term investments               594            837             518
--------------------------------------------------------------------------------------------------------------------
   Total interest income                                                      87,527         85,099          73,002
--------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                            5,127          4,383           4,043
   Time deposits                                                              18,866         19,841          15,871
   Federal Home Loan Bank advances                                            24,068         22,886          16,855
   Other                                                                          99            121             625
--------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                     48,160         47,231          37,394
--------------------------------------------------------------------------------------------------------------------
Net interest income                                                           39,367         37,868          35,608
Provision for loan losses                                                        550          1,150           1,840
--------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           38,817         36,718          33,768
--------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust and investment management                                            10,408         10,544           9,314
   Service charges on deposit accounts                                         3,514          3,297           3,169
   Merchant processing fees                                                    2,642          2,144           1,535
   Mortgage banking activities                                                 2,058            585           1,376
   Income from bank-owned life insurance                                       1,134          1,047             676
   Net gains on sales of securities                                              348            760             678
   Net gain on sale of credit card portfolio                                       -              -             438
   Other income                                                                1,381          1,335           1,640
--------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                   21,485         19,712          18,826
--------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                             20,845         19,750          18,294
   Net occupancy                                                               2,632          2,601           2,494
   Equipment                                                                   3,375          3,592           3,122
   Legal, audit and professional fees                                          1,336          1,883           1,079
   Merchant processing costs                                                   2,124          1,707           1,313
   Advertising and promotion                                                   1,237          1,196             991
   Office supplies                                                               662            641             732
   Litigation settlement cost, net of insurance recovery                       3,625              -               -
   Acquisition related expenses                                                    -          1,035           1,552
   Other                                                                       5,817          5,143           5,752
--------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                  41,653         37,548          35,329
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    18,649         18,882          17,265
Income tax expense                                                             5,541          5,673           4,754
--------------------------------------------------------------------------------------------------------------------
   Net income                                                                $13,108        $13,209         $12,511
--------------------------------------------------------------------------------------------------------------------

Per share information:
Basic earnings per share                                                       $1.09          $1.10           $1.05
Diluted earnings per share                                                     $1.07          $1.09           $1.03
Cash dividends declared per share (1)                                           $.52           $.48            $.44

(1) Represents historical per share dividends declared by Washington Trust Bancorp, Inc.

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                   (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                                Accumulated
                                                                                   Other
                                         Common     Paid-in      Retained      Comprehensive     Treasury
                                          Stock     Capital      Earnings      Income (Loss)       Stock      Total
----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                 $750      $10,144      $74,265          $4,027           $ -      $89,186
Net income                                                         13,108                                     13,108
Cumulative effect of change in
   accounting principle, net of tax                                                  (391)                      (391)
Other comprehensive income, net of tax:
   Unrealized gains on securities, net of
     $1,499 income tax expense                                                      3,000                      3,000
   Reclassification adjustments                                                      (220)                      (220)
                                                                                                             ---------
Comprehensive income                                                                                          15,497
Cash dividends declared                                            (6,259)                                    (6,259)
Shares issued                                 4          552                                         17          573
Shares repurchased                                                                               (1,060)      (1,060)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001               $754      $10,696      $81,114          $6,416       $(1,043)     $97,937
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2000                 $745       $9,927      $67,686           $(191)          $ -      $78,167
Net income                                                         13,209                                     13,209
Other comprehensive income, net of tax:
Unrealized gains on securities, net of
     $1,919 income tax expense                                                      4,712                      4,712
   Reclassification adjustment                                                       (494)                      (494)
                                                                                                          ------------
Comprehensive income                                                                                          17,427
Cash dividends declared                                            (6,630)                                    (6,630)
Shares issued                                 5          217                                                     222
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000               $750      $10,144      $74,265          $4,027           $ -      $89,186
----------------------------------------------------------------------------------------------------------------------

Balance at January 1, 1999                 $737       $8,986      $61,581          $7,401         $(354)     $78,351
Net income                                                         12,511                                     12,511
Other comprehensive loss, net of tax:
   Unrealized losses on securities, net of
     $3,682 income tax benefit                                                     (7,145)                    (7,145)
   Reclassification adjustment                                                       (447)                      (447)
                                                                                                          ------------
Comprehensive income                                                                                           4,919
Cash dividends declared                                            (6,406)                                    (6,406)
Shares issued                                 8        1,319                                         12        1,339
Shares retired                                          (378)                                       378            -
Shares repurchased                                                                                  (36)         (36)
----------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999               $745       $9,927      $67,686           $(191)          $ -      $78,167
----------------------------------------------------------------------------------------------------------------------

Disclosure of Reclassification Amount:
Years ended December 31,                                                          2001           2000           1999
----------------------------------------------------------------------------------------------------------------------
Reclassification adjustment for net gains included in net income                 $(348)         $(760)         $(678)
Income tax effect on net gains                                                     122            266            231
Reclassification adjustment for amortization of unrealized loss
  on interest rate floor contract included in net income                            10              -              -
Income tax effect on interest rate floor contract amortization                      (4)             -              -
----------------------------------------------------------------------------------------------------------------------
Net reclassification adjustments                                                 $(220)         $(494)         $(447)
----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31,                                                   2001             2000              1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                             $13,108          $13,209           $12,511
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                                550            1,150             1,840
     Depreciation of premises and equipment                                 3,036            3,323             3,004
     Amortization of premium in excess of (less than)
       accretion of discount on debt securities                               489             (149)              461
     Deferred income tax benefit                                             (644)            (681)             (741)
     Increase in bank-owned life insurance cash surrender value            (1,134)          (1,047)             (676)
       Appreciation of derivative instruments                                (712)               -                 -
     Net gains on sales of securities                                        (348)            (760)             (678)
     Net gains on loan sales                                               (1,686)            (322)             (695)
     Net gain on sale of credit card portfolio                                  -                -              (438)
     Proceeds from sale of credit card portfolio                                -                -             5,192
     Proceeds from sales of loans                                          98,198           23,769            47,627
     Loans originated for sale                                           (102,583)         (23,437)          (42,785)
     Decrease (increase) in accrued interest receivable                       676           (1,790)              (97)
     (Increase) decrease in other assets                                     (801)             315            (1,424)
     Increase in accrued expenses and other liabilities                       807            2,857             1,432
     Other, net                                                               517            1,075             1,782
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                9,473           17,512            26,315
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Securities available for sale:
     Purchases                                                           (160,774)        (128,227)         (168,644)
     Proceeds from sales                                                      238           40,288            81,398
     Maturities and principal repayments                                  140,145           38,507            65,379
   Securities held to maturity:
     Purchases                                                           (131,570)         (22,745)          (54,948)
     Maturities and principal repayments                                   37,841           14,235            34,212
   Purchases of Federal Home Loan Bank stock                               (3,933)          (1,931)           (1,044)
   Principal collected on loans under loan originations                    (8,757)         (48,756)          (57,622)
   Proceeds from sales of other real estate owned                             151               95               513
   Purchases of premises and equipment                                     (3,416)          (1,813)           (2,510)
   Purchase of bank-owned life insurance                                        -                -           (18,000)
---------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                 (130,075)        (110,347)         (121,266)
---------------------------------------------------------------------------------------------------------------------

(Continued)

Years ended December 31,                                                   2001             2000              1999
---------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                                                81,192           74,931            32,990
   Net decrease in other borrowings                                        (1,140)            (982)          (10,845)
   Proceeds from Federal Home Loan Bank advances                        1,217,000          404,500           550,837
   Repayment of Federal Home Loan Bank advances                        (1,162,872)        (379,686)         (462,395)
   Purchase of treasury stock                                                (670)               -               (36)
   Net effect of common stock transactions                                    266             (201)              475
   Cash dividends paid                                                     (6,135)          (6,387)           (6,209)
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                              127,641           92,175           104,817
---------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                     7,039             (660)            9,866
   Cash and cash equivalents at beginning of year                          43,860           44,520            34,654
---------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                               $50,899          $43,860           $44,520
---------------------------------------------------------------------------------------------------------------------


Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                       $187             $109              $576
   Loans charged off                                                          433              683               967
   Loans made to facilitate the sale of other real estate owned                 -               60               180
   Increase (decrease) in unrealized gain on securities
      available for sale, net of tax                                        2,389            4,218            (7,592)

   Increase in paid-in capital resulting from tax benefits on
      stock option exercises                                                  307              423               864

Supplemental Disclosures:
   Interest payments                                                      $48,859          $45,970           $36,690
   Income tax payments                                                      5,632            5,838             4,363


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2001 and 2000


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

The activities of the Corporation and the Bank are subject to the regulatory supervision of the Board of Governors of the Federal Reserve System ("Federal Reserve Board") and the FDIC, respectively. Both companies are also subject to various Rhode Island and Connecticut business and banking regulations.

On November 13, 2001, the Corporation announced that it had signed a definitive agreement to acquire First Financial Corp., a bank holding company and parent of First Bank and Trust Company, a Rhode Island-chartered community bank. First Financial Corp., with assets of $185.2 million at December 31, 2001, is headquartered in Providence, Rhode Island. First Bank and Trust Company operates banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The acquisition, which is expected to be completed in the second quarter of 2002, is subject to certain customary conditions including approval by First Financial Corp.'s shareholders as well as state and federal banking regulators.

On June 26, 2000, the Corporation completed the acquisition of Phoenix Investment Management Company, Inc. ("Phoenix"), an independent investment advisory firm. Pursuant to the Agreement and Plan of Merger, dated April 24, 2000, the Corporation issued 1,010,808 shares of its common stock to the shareholders of Phoenix. For the years ended December 31, 1999 and 1998, investment management revenues of Phoenix totaled $3.4 million and $3.1 million, respectively. Net income of Phoenix for 1999 and 1998 amounted to $1.9 million and $1.7 million, respectively. Dividends paid to Phoenix shareholders totaled $1.8 million for 1999 and $1.7 million for 1998. Expenses directly attributable to the second quarter 2000 acquisition of Phoenix amounted to $1.1 million, after income taxes, and primarily consisted of legal and investment advisory fees.

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

Securities
Securities Available for Sale - The Corporation designates securities that it intends to use as part of its asset/liability strategy or that may be sold as a result of changes in market conditions, changes in prepayment risk, rate fluctuations, liquidity or capital requirements as available for sale. The determination to classify such securities as available for sale is made at the time of purchase.

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

Securities Held to Maturity - The determination to classify debt securities in the held-to-maturity category is made at the time of purchase and is based on management's intent and ability to hold the securities until maturity. Debt securities in the held-to-maturity portfolio are stated at cost, adjusted for amortization of premium and accretion of discount.

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

Mortgage Banking Activities
Mortgage Loans Held for Sale - Residential mortgage loans originated for sale are classified as held for sale. These loans are specifically identified and are carried at the lower of aggregate cost, net of unamortized deferred loan origination fees and costs, or market. Forward commitments to sell residential mortgage loans are contracts that the Corporation enters into for the purpose of reducing the market risk associated with originating loans for sale should interest rates change. Forward commitments are recorded at fair market value and are reported in other assets. Market value is estimated based on outstanding investor commitments or, in the absence of such information, current investor yield requirements.

Mortgage Servicing Rights - Rights to service mortgage loans for others are recognized as an asset, including rights acquired through both purchases and originations. The total cost of originated mortgage loans that are sold with servicing rights retained is allocated between the mortgage servicing rights and the loans without the mortgage servicing rights based on their relative fair values. Capitalized mortgage servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income. They are periodically evaluated for impairment based on their fair value. Impairment is measured on an aggregated basis according to interest rate band and period of origination. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost. Any impairment is recognized as a charge to earnings through a valuation allowance.

Portfolio Loans - Loans held in portfolio are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs. Interest income is accrued on a level yield basis based on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loans.

Nonaccrual Loans - Loans, with the exception of certain well-secured residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent cash receipts on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management's assessment of the ultimate collectibility of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management's opinion, the loans are considered to be fully collectible.

Impaired Loans - A loan is impaired when it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Corporation considers all nonaccrual commercial loans to be impaired. Impairment is measured on a discounted cash flow method, or at the loan's observable market price, or at the fair value of the collateral if the loan is collateral dependent. Impairment is measured based on the fair value of the collateral if it is determined that foreclosure is probable.

Restructured Loans - Restructured loans include those for which concessions such as reduction of interest rates other than normal market rate adjustments, or deferral of principal or interest payments have been granted due to a borrower's financial condition. Subsequent cash receipts on restructured loans are applied to the outstanding principal balance of the loan, or recognized as interest income depending on management's assessment of the ultimate collectibility of the loan.

Allowance for Loan Losses
The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the portfolio for purposes of establishing a sufficient allowance for loan losses (ALL). The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with generally accepted accounting principles. Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

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

Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line method over the estimated useful lives of assets. Expenditures for major additions and improvements are capitalized while the costs of current maintenance and repairs are charged to operating expenses. The estimated useful lives of premises and improvements range from five to fifty years. For furniture, fixtures and equipment, the estimated useful lives range from two to twenty years.

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

Derivative Instruments and Hedging Activities
Effective January 1, 2001, the Corporation adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 sets accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. The Corporation recognized an after-tax loss of $391 thousand from the cumulative effect of adoption of this accounting standard.

The Corporation uses interest rate contracts (swaps and floors) from time to time as part of its interest rate risk management strategy. Interest rate swap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities. The Corporation does not enter into derivative instruments for any purpose other than cash flow hedging purposes. That is, the Corporation does not enter into derivative instruments for trading or speculative purposes.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Corporation exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Corporation, which creates credit risk for the Corporation. When the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, it does not possess credit risk. The Corporation minimizes the credit risk in derivative instruments by entering into transactions with highly rated counterparties that management believes to be creditworthy.

Market risk is the adverse effect on the value of a financial instrument that results from a change in interest rates. The market risk associated with interest rate contracts is managed by establishing and monitoring parameters that limit the types and degree of market risk that may be undertaken.

The net amounts to be paid or received on outstanding interest rate contracts are recognized on the accrual basis as an adjustment to the related interest income or expense over the life of the agreements. Changes in fair value of interest rate contracts are recorded in current earnings. Gains or losses resulting from the termination of interest rate swap and floor agreements on qualifying hedges of existing assets or liabilities are deferred and amortized over the remaining lives of the related assets/liabilities as an adjustment to the yield. Unamortized deferred gains/losses on terminated interest rate swap and floor agreements are included in the underlying assets/liabilities hedged.

Prior to the adoption of SFAS No. 133, the Corporation recognized the amount of unamortized premiums paid for interest rate floor agreements as the carrying value of these contracts. Unamortized premiums were reported in other assets and amounted to $133 thousand at December 31, 2000. Premiums paid for interest rate floor agreements were amortized as an adjustment to interest income over the term of the agreements.

(2) Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Federal Reserve Board. Such reserve balances amounted to $8.4 million and $6.4 million at December 31, 2001 and 2000, respectively.

(3) Securities
Securities are summarized as follows:

       (Dollars in thousands)
                                                       Amortized      Unrealized      Unrealized        Fair
       December 31, 2001                                 Cost            Gains          Losses          Value
       ----------------------------------------------------------------------------------------------------------
       Securities Available for Sale:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies           $64,368          $2,348            $(1)         $66,715
       Mortgage-backed securities                        296,729           4,411         (1,090)         300,050
       Corporate bonds                                    64,934           1,130         (1,915)          64,149
       Corporate stocks                                   17,752           5,938           (648)          23,042
       ----------------------------------------------------------------------------------------------------------
       Total securities available for sale               443,783          13,827         (3,654)         453,956
       ----------------------------------------------------------------------------------------------------------
       Securities Held to Maturity:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies             8,311             307              -            8,618
       Mortgage-backed securities                        146,702           1,753            (48)         148,407
       States and political subdivisions                  20,092             485             (7)          20,570
       ----------------------------------------------------------------------------------------------------------
       Total securities held to maturity                 175,105           2,545            (55)         177,595
       ----------------------------------------------------------------------------------------------------------
       Total securities                                 $618,888         $16,372        $(3,709)        $631,551
       ----------------------------------------------------------------------------------------------------------

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
       ----------------------------------------------------------------------------------------------------------

Included in corporate stocks at December 31, 2001 are preferred stocks, which are callable at the discretion of the issuer, with an amortized cost of $11.4 million and a fair value of $11.2 million. Call features on these stocks range from three months to six years.

The contractual maturities and weighted average yields of debt securities are summarized below. Weighted average yields are computed on a fully taxable basis. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.

       (Dollars in thousands)                                          Weighted
                                                 Amortized    Fair      Average
       December 31, 2001                            Cost     Value       Yield
       -------------------------------------------------------------------------
       Securities Available for Sale:
       Due in 1 year or less                      $88,162    $89,325      5.77%
       After 1 but within 5 years                 219,130    223,222      5.65%
       After 5 but within 10 years                 75,759     76,898      4.35%
       After 10 years                              42,980     41,469      3.33%
       -------------------------------------------------------------------------
       Total debt securities available for sale   426,031    430,914      5.21%
       -------------------------------------------------------------------------
       Securities Held to Maturity:
       Due in 1 year or less                       26,026     26,335      6.54%
       After 1 but within 5 years                  91,979     93,482      6.20%
       After 5 but within 10 years                 41,516     42,017      6.32%
       After 10 years                              15,584     15,761      6.47%
       -------------------------------------------------------------------------
       Total debt securities held to maturity     175,105    177,595      6.30%
       -------------------------------------------------------------------------
       Total debt securities                     $601,136   $608,509      5.53%
       -------------------------------------------------------------------------

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

At December 31, 2001, the Corporation owned debt securities with an aggregate carrying value of $41.3 million that are callable at the discretion of the issuers. The majority of these securities are U.S. Treasury and government-sponsored agency obligations, included in both the available for sale and held to maturity categories. Final maturities of these securities range from thirty-three months to twenty-eight years with call features ranging from one month to five years.

The following is a summary of amounts relating to sales of securities available for sale:

       (Dollars in thousands)

       Years ended December 31,            2001           2000            1999
       -------------------------------------------------------------------------
       Proceeds from sales                 $238         $40,288         $81,398
       -------------------------------------------------------------------------
       Realized gains                      $522          $1,358          $2,213
       Realized losses                     (174)           (598)         (1,535)
       -------------------------------------------------------------------------
       Net realized gains                  $348            $760            $678
       -------------------------------------------------------------------------

Securities available for sale and held to maturity with a fair value of $394.4 million and $65.3 million were pledged to secure Treasury Tax and Loan deposits, borrowings and public deposits at December 31, 2001 and 2000, respectively. The increase in securities pledged is primarily attributable to new collateral practices for FHLB borrowings issued in 2001. (See Note 10 to the Consolidated Financial Statements for additional discussion of FHLB borrowings). In addition, securities available for sale and held to maturity with a fair value of $28.4 million and $31.2 million were collateralized for the discount window at the Federal Reserve Bank at December 31, 2001 and 2000, respectively. There were no borrowings with the Federal Reserve Bank at either date.

Included in other noninterest expense for the twelve months ended December 31, 2001, 2000 and 1999 were contributions of appreciated equity securities to the Corporation's charitable foundation amounting to $353 thousand, $424 thousand and $270 thousand, respectively. These transactions resulted in realized securities gains of $351 thousand, $310 thousand and $262 thousand, respectively, for the same periods.

(4) Loans
The following is a summary of loans:

       (Dollars in thousands)

       December 31,                                      2001            2000
       -------------------------------------------------------------------------
       Commercial and other:
         Mortgages (1)                                 $118,999        $121,817
         Construction and development (2)                 1,930           2,809
         Other (3)                                      139,704         115,202
       -------------------------------------------------------------------------
         Total commercial and other                     260,633         239,828
       Residential real estate:
         Mortgages (4)                                  223,681         236,595
         Homeowner construction                          11,678          14,344
       -------------------------------------------------------------------------
         Total residential real estate                  235,359         250,939
       Consumer                                         109,653         106,388
       -------------------------------------------------------------------------
       Total loans                                     $605,645        $597,155
       -------------------------------------------------------------------------

       (1) Amortizing mortgages, primarily secured by income producing property
       (2) Loans for construction of residential and commercial properties and for land development
       (3) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate
       (4) A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 10 to the Consolidated Financial Statements for additional discussion of FHLB borrowings).

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

Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 2001 and 2000 was $3.8 million and $3.4 million, respectively. Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $435 thousand in 2001 and $411 thousand in 2000. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $209 thousand in 2001 and $250 thousand in 2000. Included in nonaccrual loans at December 31, 2001 and 2000 are loans amounting to $28 thousand and $118 thousand, respectively, whose terms have been restructured.

Impaired Loans
Impaired loans consist of all nonaccrual commercial loans. The following is a summary of impaired loans:

       (Dollars in thousands)

       December 31,                                        2001           2000
       -------------------------------------------------------------------------
       Impaired loans requiring an allowance                $786           $813
       Impaired loans not requiring an allowance           1,222          1,301
       -------------------------------------------------------------------------
       Total recorded investment in impaired loans        $2,008         $2,114
       -------------------------------------------------------------------------


       (Dollars in thousands)

       Years ended December 31,                         2001     2000     1999
       -------------------------------------------------------------------------
       Average recorded investment in impaired loans   $2,188   $2,056   $3,418
       -------------------------------------------------------------------------
       Interest income recognized on impaired loans      $122     $191     $351
       -------------------------------------------------------------------------

Mortgage Servicing Activities
At December 31, 2001 and 2000, mortgage loans sold to others and serviced by the Corporation on a fee basis under various agreements amounted to $146.7 million and $180.6 million, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets.

The following is a summary of capitalized mortgage servicing rights:

       (Dollars in thousands)

       December 31,                        2001            2000            1999
       -------------------------------------------------------------------------
       Balance at beginning of year        $905            $996            $808
       Additions                             35              27             313
       Amortization                        (110)           (118)           (125)
       -------------------------------------------------------------------------
       Balance at end of year              $830            $905            $996
       -------------------------------------------------------------------------

Capitalized mortgage servicing rights are periodically evaluated for impairment. As of December 31, 2001 and 2000, the balance of the valuation allowance amounted to $320 thousand.

Loans to Related Parties
The Corporation has made loans in the ordinary course of business to certain directors and executive officers including their immediate families and their affiliated companies. Such loans were made under normal interest rate and collateralization terms. Activity related to these loans in 2001 and 2000 was as follows:

       (Dollars in thousands)

       December 31,                                       2001            2000
       -------------------------------------------------------------------------
       Balance at beginning of year                      $2,591          $2,279
       Additions                                          2,371           2,061
       Reductions                                        (1,688)         (1,749)
       -------------------------------------------------------------------------
       Balance at end of year                            $3,274          $2,591
       -------------------------------------------------------------------------

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

       (Dollars in thousands)

       Years ended December 31,                       2001      2000      1999
       -------------------------------------------------------------------------
       Balance at beginning of year                 $13,135   $12,349   $10,966
       Provision charged to expense                     550     1,150     1,840
       Recoveries of loans previously charged off       341       319       510
       Loans charged off                               (433)     (683)     (967)
       -------------------------------------------------------------------------
       Balance at end of year                       $13,593   $13,135   $12,349
       -------------------------------------------------------------------------

Included in the allowance for loan losses at December 31, 2001, 2000 and 1999 was an allowance for impaired loans amounting to $163 thousand, $209 thousand and $475 thousand, respectively.

(6) Premises and Equipment
The following is a summary of premises and equipment:

       (Dollars in thousands)

       December 31,                                       2001            2000
       -------------------------------------------------------------------------
       Land and improvements                             $2,105          $2,099
       Premises and improvements                         25,358          25,114
       Furniture, fixtures and equipment                 20,027          19,319
       -------------------------------------------------------------------------
                                                         47,490          46,532
       Less accumulated depreciation                     25,388          24,822
       -------------------------------------------------------------------------
       Total premises and equipment, net                $22,102         $21,710
       -------------------------------------------------------------------------

(7) Financial Instruments With Off-Balance Sheet Risk and Derivative Financial Instruments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation's exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, interest rate swaps and floors and commitments to originate and commitments to sell fixed rate mortgage loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

       (Dollars in thousands)

       December 31,                                                                       2001            2000
       ----------------------------------------------------------------------------------------------------------
       Financial instruments whose contract amounts represent credit risk:
         Commitments to extend credit:
          Commercial loans                                                               $41,891         $32,145
          Home equity lines                                                               52,583          45,876
          Other loans                                                                     12,065          20,241
         Standby letters of credit                                                         2,303           2,246
       Financial instruments whose notional amounts exceed the amount of credit risk:
         Interest rate floor contracts                                                    20,000          20,000
         Forward loan commitments:
          Commitments to originate fixed rate mortgage loans to be sold                    5,329           1,081
          Commitments to sell fixed rate mortgage loans                                   13,093           2,663

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

In March 1998, the Corporation entered into a five-year interest rate floor contract with a notional amount of $20 million that matures in February 2003. The floor contract entitles the Corporation to receive payment from counterparts if the three-month LIBOR rate falls below 5.50%. The purpose of the floor contracts is to offset the risk of future reductions in interest earned on certain floating rate loans. The 3-month LIBOR applicable to the outstanding floor contract at December 31, 2001 was 1.88%. Effective January 1, 2001 with the adoption of SFAS No. 133, the Corporation recognized the fair value of this derivative as an asset on the balance sheet, which amounted to $97 thousand. At December 31, 2001 the carrying value of the interest rate floor contract amounted to $739 thousand and is reported in other assets. Changes in fair value of the interest rate contract are recorded in current earnings. Included in interest income for the year ended December 31, 2001 was $642 thousand of appreciation in value of the interest rate floor contract.

The Corporation has not terminated any interest rate swap agreements or floor contracts and there are no unamortized deferred gains or losses.

Forward Loan Commitments
Effective January 1, 2001, with the adoption of SFAS No. 133, the Corporation recognizes commitments to originate and commitments to sell fixed rate mortgage loans as derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At December 31, 2001 the carrying value of these commitments amounted to $86 thousand and is reported in other assets. Changes in the fair value are recorded in current earnings and amounted to $86 thousand for the year ended December 31, 2001.

(8) Other Real Estate Owned
Other real estate owned is included in other assets on the Corporation's consolidated balance sheets. An analysis of the composition of OREO follows:

        (Dollars in thousands)

        December 31,                                       2001            2000
        ------------------------------------------------------------------------
        Residential real estate                             $ -             $ -
        Commercial real estate                                -               -
        Repossessed assets                                   29              11
        Land                                                 37              37
        ------------------------------------------------------------------------
                                                             66              48
        Valuation allowance                                 (36)            (39)
        ------------------------------------------------------------------------
        Other real estate owned, net                        $30              $9
        ------------------------------------------------------------------------

An analysis of the activity relating to OREO follows:

        (Dollars in thousands)

        Years ended December 31,                           2001            2000
        ------------------------------------------------------------------------
        Balance at beginning of year                        $48            $143
        Net transfers from loans                            187             109
        Sales                                              (169)           (154)
        Other                                                 -             (50)
        ------------------------------------------------------------------------
                                                             66              48
        Valuation allowance                                 (36)            (39)
        ------------------------------------------------------------------------
        Other real estate owned, net                        $30              $9
        ------------------------------------------------------------------------

The following is an analysis of activity relating to the OREO valuation allowance:

        (Dollars in thousands)

        Years ended December 31,           2001            2000            1999
        ------------------------------------------------------------------------
        Balance at beginning of year        $39             $94             $69
        Provision charged to expense          9               3              99
        Sales                               (12)             (8)            (53)
        Selling expenses incurred             -               -             (21)
        Other                                 -             (50)              -
        ------------------------------------------------------------------------
        Balance at end of year              $36             $39             $94
        ------------------------------------------------------------------------

Net realized gains on dispositions of properties amounted to $320, $44 thousand, and $39 thousand in 2001, 2000 and 1999, respectively. These amounts are included in other noninterest expense in the Consolidated Statements of Income.

(9) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2001 were as follows:

        (Dollars in thousands)

        Years ending December 31:        2002                          $274,305
                                         2003                            75,988
                                         2004                             7,464
                                         2005                             1,225
                                         2006                             6,152
                                         2007 and thereafter                  6
        ------------------------------------------------------------------------
        Balance at December 31, 2001                                   $365,140
        ------------------------------------------------------------------------

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $126.8 million and $122.9 million at December 31, 2001 and 2000, respectively.

(10) Borrowings

Federal Home Loan Bank Advances
The following table presents maturities and weighted average interest rates paid on FHLB advances outstanding at December 31, 2001:

       (Dollars in thousands)                                     Scheduled       Redeemed at        Weighted
                                                                  Maturity      Call Date (1)    Average Rate (2)
       ------------------------------------------------------------------------------------------------------------
       Years ending December 31:         2002                      $165,470        $191,970           4.36%
                                         2003                        86,664          99,664           5.81%
                                         2004                        70,454          70,454           4.78%
                                         2005                        22,246          27,246           4.78%
                                         2006                        24,710          24,710           5.01%
                                         2007 and thereafter         61,946          17,446           5.80%
       ------------------------------------------------------------------------------------------------------------
       Balance at December 31, 2001                                $431,490        $431,490
       ------------------------------------------------------------------------------------------------------------

       (1) Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.
       (2) Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit amounting to $8.0 million at December 31, 2001. Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances. Qualified collateral may consist of residential mortgage loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB. The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2001.

Other Borrowings
The following is a summary of other borrowings:

        (Dollars in thousands)

        December 31,                                       2001            2000
        ------------------------------------------------------------------------
        Treasury, Tax and Loan demand note balance       $1,583          $2,813
        Other                                               504             414
        ------------------------------------------------------------------------
        Other borrowings                                 $2,087          $3,227
        ------------------------------------------------------------------------

There were no securities sold under repurchase agreements outstanding at December 31, 2001 and 2000. Securities sold under repurchase agreements generally mature within 90 days. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability. The following is a summary of amounts relating to securities sold under repurchase agreements:

        (Dollars in thousands)

        Years ended December 31,                      2001      2000      1999
        ------------------------------------------------------------------------
        Maximum amount outstanding at any month-end   $ -       $ -     $23,525
        Average amount outstanding                    $ -       $ -     $10,316
        Weighted average rate                           -         -       5.05%

(11) Employee Benefits
Defined Benefit Pension Plans
The Corporation's noncontributory tax-qualified defined benefit pension plan covers substantially all employees. Benefits are based on an employee's years of service and highest 3-year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act. The accrued benefit costs relating to the defined benefit pension plan amounted to $399 thousand at December 31, 2001. As of December 31, 2000, the plan's prepaid benefit costs amounted to $31 thousand.

The Corporation has a nonqualified retirement plan to provide supplemental retirement benefits to certain employees, as defined in the plan. The primary purpose of this plan is to restore benefits which would otherwise be provided by the level of the tax-qualified defined benefit pension plan but which are limited by the Internal Revenue Code. The accrued pension liability related to this plan amounted to $777 thousand and $534 thousand at December 31, 2001 and 2000, respectively. The actuarial assumptions used for this supplemental plan are the same as those used for the Corporation's tax-qualified pension plan. The projected benefit obligation for this plan amounted to $1.4 million at September 30, 2001 and 2000, respectively.

Additionally, in July 2001 the Corporation initiated a nonqualified retirement plan to provide supplemental retirement benefits to certain executives, as defined by the plan. The accrued pension liability of this plan amounted to $63 thousand at December 31, 2001. Using the same actuarial assumptions as the other aforementioned pension plans, the projected benefit obligation of this plan amounted to $700 thousand at September 30, 2001.

The following is a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Corporation's defined benefit pension plans:

       (Dollars in thousands)

       Years ended September 30,                              2001       2000
       -------------------------------------------------------------------------
       Change in Benefit Obligation:
       Benefit obligation at beginning of plan year          $14,928    $13,823
       Benefit obligation of executive plan at July 1, 2001      633          -
       Service cost                                              909        722
       Interest cost                                           1,162      1,013
       Actuarial loss                                            985         63
       Benefits paid                                            (731)      (693)
       -------------------------------------------------------------------------
       Benefit obligation at end of plan year                $17,886    $14,928
       -------------------------------------------------------------------------
       Change in Plan Assets:
       Fair value of plan assets at beginning of plan year   $18,445    $17,780
       Actual return on plan assets                             (260)     1,297
       Employer contribution                                      61         61
       Benefits paid                                            (731)      (693)
       -------------------------------------------------------------------------
       Fair value of plan assets at end of plan year         $17,515    $18,445
       -------------------------------------------------------------------------


Certain changes in the items shown are not recognized as they occur, but are amortized systematically over subsequent periods. Unrecognized amounts to be amortized and the amounts included in the Consolidated Balance Sheets are as follows:

       (Dollars in thousands)
                                                           2001           2000
       -------------------------------------------------------------------------
       Funded status at September 30,                     $(370)         $3,517
       Unrecognized transition asset                        (37)            (43)
       Unrecognized prior service cost                    1,047             533
       Unrecognized net actuarial gain                   (1,879)         (4,478)
       -------------------------------------------------------------------------
       Accrued benefit cost at December 31,             $(1,239)          $(471)
       -------------------------------------------------------------------------

       September 30,                                       2001           2000
       -------------------------------------------------------------------------
       Assumptions Used:
       Discount rate                                        7.25%          7.75%
       Expected return on plan assets                       8.50%          8.50%
       Rate of compensation increase                        4.75%          5.00%

The components of net pension cost include the following:

       (Dollars in thousands)

       Years ended December 31,                       2001       2000      1999
       -------------------------------------------------------------------------
       Components of Net Periodic Benefit Cost:
       Service cost                                   $910       $722      $652
       Interest cost                                 1,162      1,013     1,002
       Expected return on plan assets               (1,341)    (1,229)   (1,106)
       Amortization of transition asset                 (6)        (6)       (6)
       Amortization of prior service cost              119         87        75
       Recognized net actuarial (gain) loss            (47)        (8)       11
       -------------------------------------------------------------------------
       Net periodic benefit cost                      $797       $579      $628
       -------------------------------------------------------------------------

401(k) Plan
The Corporation's 401(k) Plan provides a specified match of employee contributions for substantially all employees. Total employer matching contributions under this plan amounted to $358 thousand, $320 thousand and $275 thousand in 2001, 2000 and 1999, respectively.

Profit Sharing Plan
The Corporation has a nonqualified profit sharing plan that rewards employees, excluding those key employees participating in the Annual Performance Plan, for their contributions to the Corporation's success. The annual profit sharing benefit is determined by a formula tied to net income and is subject to approval by the Corporation's Board of Directors each year. The amount of the profit sharing benefit was $410 thousand, $392 thousand and $333 thousand for 2001, 2000 and 1999, respectively.

Annual Performance Plan
The Corporation's nonqualified Annual Performance Plan (formerly known as the Short-Term Incentive Plan) rewards key employees for their contributions to the Corporation's success. This plan provides for annual payments up to a maximum percentage of each participant's base salary, with percentages varying among participants. Payment amounts are based on the achievement of target levels of net income, earnings per share and return on equity and/or the achievement of individual objectives. Participants in this plan are not eligible to receive benefits provided under the Profit Sharing Plan. The expense of the Annual Performance Plan amounted to $1.4 million, $1.3 million and $969 thousand in 2001, 2000 and 1999, respectively.

Other Incentive Plans
In connection with the acquisition of Phoenix, there are incentive compensation arrangements based on current and future year revenue goals. The expense recognized for these arrangements amounted to $153 thousand and $200 thousand in 2001 and 2000, respectively. In addition, the Corporation has other nonqualified incentive plans. Certain employees, who do not participate in the profit sharing plan or the Annual Performance Plan, participate in one of these plans. The incentives are based on a variety of plan specific factors, including general organizational profitability, product line results, and individual business development goals. The aggregate cost of these various plans amounted to $805 thousand, $963 thousand and $717 thousand in 2001, 2000 and 1999, respectively.

Directors' Retainer Continuation Plan
The Corporation previously offered a nonqualified plan that provided retirement benefits to non-officer directors. In 1996, the provisions of the plan were terminated for active directors and the related accrued benefit was settled. The benefits provided under this plan continue for retired directors. The expense of this plan is included in other noninterest expense and amounted to $24 thousand for 2001, 2000 and 1999, respectively. Accrued and unpaid benefits under this plan are an unfunded obligation of the Bank. The accrued liability related to this plan amounted to $233 thousand and $241 thousand at December 31, 2001 and 2000, respectively.

Deferred Compensation Plan
The Corporation's Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers. The plan is funded primarily through pre-tax contributions made by the participants. The
Corporation has recorded the assets and liabilities for the deferred compensation plan at the lower of cost or market in the consolidated balance sheets. The participants in the plan bear the risk of market fluctuations of the underlying assets. The accrued liability related to this plan amounted to $1.3 million and $1.2 million at December 31, 2001 and 2000, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. The corresponding invested assets are reported in other assets.

(12) Income Taxes
The components of income tax expense were as follows:

        (Dollars in thousands)

        Years ended December 31,            2001           2000           1999
        ------------------------------------------------------------------------
        Current tax expense:
           Federal                         $6,164         $6,311         $5,446
           State                               22             43             49
        ------------------------------------------------------------------------
           Total current tax expense        6,186          6,354          5,495
        ------------------------------------------------------------------------
        Deferred tax benefit:
           Federal                           (645)          (681)          (741)
           State                                -              -              -
        ------------------------------------------------------------------------
           Total deferred tax benefit        (645)          (681)          (741)
        ------------------------------------------------------------------------
        Total income tax expense           $5,541         $5,673         $4,754
        ------------------------------------------------------------------------

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes. The reasons for the differences were as follows:

        (Dollars in thousands)

        Years ended December 31,                         2001     2000    1999
        ------------------------------------------------------------------------
        Tax expense at Federal statutory rate           $6,527   $6,609  $5,239
        Increase (decrease) in taxes resulting from:
           Tax-exempt income                              (366)    (377)   (457)
           Acquisition related expenses                      -       89     268
           Dividends received deduction                   (253)    (259)   (246)
           Bank-owned life insurance                      (397)    (366)   (237)
           State tax, net of Federal income tax benefit     14       28      32
           Other                                            16      (51)    155
        ------------------------------------------------------------------------
        Total income tax expense                        $5,541   $5,673  $4,754
        ------------------------------------------------------------------------

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2001 and 2000 are as follows:

        (Dollars in thousands)

        December 31,                                        2001          2000
        ------------------------------------------------------------------------
        Gross deferred tax assets:
           Allowance for loan losses                       $4,663        $4,468
           Deferred compensation                              446           414
           Deferred loan origination fees                     300           317
           Pension                                            140             -
           PierBank net operating loss carryover              208           250
           Other                                            1,101           915
        ------------------------------------------------------------------------
        Gross deferred tax assets                           6,858         6,364
        ------------------------------------------------------------------------
        Gross deferred tax liabilities:
           Securities available for sale                   (3,559)       (2,315)
           Deferred loan origination costs                   (885)         (862)
           Premises and equipment                            (455)         (759)
           Pension                                              -           (11)
           Interest rate floor contract                      (219)            -
           Other                                             (329)         (276)
        ------------------------------------------------------------------------
        Gross deferred tax liabilities                     (5,447)       (4,223)
        ------------------------------------------------------------------------
        Net deferred tax asset                             $1,411        $2,141
        ------------------------------------------------------------------------


Primary sources of recovery of deferred tax assets are future taxable income and the reversal of deferred tax liabilities.

(13) Operating Leases
At December 31, 2001, the Corporation was committed to rent premises used in banking operations under noncancellable operating leases. Rental expense under the operating leases amounted to $520 thousand, $604 thousand and $478 thousand for 2001, 2000 and 1999, respectively. The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

        (Dollars in thousands)

        Years ending December 31:       2002                               $405
                                        2003                                334
                                        2004                                293
                                        2005                                121
                                        2006                                 41
        ------------------------------------------------------------------------
        Total minimum lease payments                                     $1,194
        ------------------------------------------------------------------------

(14) Litigation
In January 1997, a suit was filed against the Bank in the Superior Court of Washington County, Rhode Island by Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders for damages which the plaintiffs allegedly incurred as a result of an embezzlement by Maxson's former president, treasurer and fifty percent shareholder, which allegedly occurred between 1986 and 1995. The suit alleged that the Bank erred in permitting this individual, while an officer of Maxson, to transfer funds from Maxson's account at the Bank for his personal benefit. In May 2001, the Bank entered into an agreement with the plaintiffs to settle the suit. Under the terms of the agreement, which does not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. In August 2001, the Bank received a settlement from an insurance carrier in the amount of $775 thousand ($553 thousand net of tax) in connection with this matter. In December 2001, the Bank received a settlement from another insurance carrier in the amount of $400 thousand ($252 thousand net of tax) in connection with this matter. The recoveries were recorded as reductions of the litigation settlement cost included in other noninterest expenses.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

(15) Shareholders' Equity
Stock Repurchase Plan
In September 2001, the Corporation's Board of Directors approved a stock repurchase plan authorizing up to 250,000, or 2.1%, of its outstanding common shares to be repurchased. The Corporation plans to hold the repurchased shares as treasury stock to be used for general corporate purposes. At December 31, 2001, 55,000 shares were repurchased under this plan with a total cost of $1.1 million.

Rights
In August 1996, the Corporation declared a dividend of one common share purchase right (a "Right") for each share of common stock payable on September 3, 1996 to shareholders of record on that date. Such Rights also apply to new issuances of shares after that date. Each Right entitles the registered holder to purchase from the Corporation one share of its common stock at a price of $35.56 per share, subject to adjustment.

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

Dividends
The primary source of funds for dividends paid by the Corporation is dividends received from the Bank. The Corporation and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Corporation. Generally the Bank has the ability to pay dividends to the parent subject to minimum regulatory capital requirements. Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $35.8 million as of December 31, 2001.

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

Options granted under the plans vest according to various terms at the end of ten years. The following table presents changes in options outstanding during 2001, 2000 and 1999:

Years ended December 31,                  2001                        2000                        1999
-----------------------------------------------------------------------------------------------------------------
                                                Weighted                   Weighted                   Weighted
                                    Number       Average        Number      Average        Number     Average
                                      of        Exercise          of       Exercise          of       Exercise
                                    Shares        Price         Shares       Price         Shares      Price
-----------------------------------------------------------------------------------------------------------------
Outstanding at January 1             845,109      $13.05         806,380     $11.49        851,329       $8.90
Granted                              206,695      $17.81         216,390     $15.27        160,104      $17.64
Exercised                            (69,930)      $7.03        (150,972)     $7.21       (194,430)      $4.95
Cancelled                             (1,815)     $17.98         (26,689)    $17.07        (10,623)     $16.10
------------------------------------------------------------------------------------------------------------------
Outstanding at December 31           980,059      $14.47         845,109     $13.05        806,380      $11.49
------------------------------------------------------------------------------------------------------------------
Exercisable at December 31           695,667      $13.47         615,487     $12.01        613,367       $9.73
------------------------------------------------------------------------------------------------------------------

The weighted average exercise price and remaining contractual life for options outstanding at December 31, 2001 were as follows:

                                                Options Outstanding                      Options Exercisable
-----------------------------------------------------------------------------------------------------------------
                                                     Weighted          Weighted                       Weighted
                                                     Average           Average                         Average
Range of                            Number          Remaining          Exercise           Number      Exercise
Exercise Prices                  Outstanding     Contractual Life       Price           Exercisable     Price
-----------------------------------------------------------------------------------------------------------------
$3.26 to $4.27                        29,504         1.3 years            $4.04            29,504        $4.04
$4.28 to $6.40                        21,642         2.4 years            $5.56            21,642        $5.56
$6.41 to $8.53                        80,160         2.9 years            $7.10            80,160        $7.10
$8.54 to $10.67                       85,228         4.3 years            $9.53            85,228        $9.53
$10.68 to $12.80                      98,149         5.3 years           $11.65            98,149       $11.65
$12.81 to $14.93                       7,100         8.6 years           $14.75             3,550       $14.75
$14.94 to $17.07                     217,138         8.3 years           $15.35           124,944       $15.39
$17.08 to $19.20                     395,562         8.1 years           $17.82           206,914       $17.86
$19.21 to $21.33                      45,576         5.8 years           $20.45            45,576       $20.45
-----------------------------------------------------------------------------------------------------------------
Total                                980,059         6.7 years           $14.47           695,667       $13.47
-----------------------------------------------------------------------------------------------------------------


As discussed in Note 1, the Corporation accounts for its stock option plan using the intrinsic value based method prescribed by APB Opinion No. 25, and in addition, is required to disclose pro forma net income and earnings per share using the fair value based method prescribed by SFAS No. 123. Accordingly, no compensation cost for these plans has been recognized in the Consolidated Statements of Income for 2001, 2000 and 1999.

In determining the pro forma disclosures required by SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming the stock option plan was accounted for using the fair value method prescribed by SFAS No. 123, the weighted average assumptions used and the grant date fair value of options granted in 2001, 2000 and 1999:

      (Dollars in thousands, except per share amounts)

      Years ended December 31,                     2001       2000       1999
      --------------------------------------------------------------------------
      Net income                  As reported    $13,108    $13,209    $12,511
                                    Pro forma    $12,185    $12,401    $11,942

      Basic earnings per share    As reported      $1.09      $1.10      $1.05
                                    Pro forma      $1.01      $1.04      $1.01

      Diluted earnings per share  As reported      $1.07      $1.09      $1.03
                                    Pro forma      $1.00      $1.02       $.99

      Weighted average fair value                  $5.27      $5.01      $5.36
      Expected life                            9.0 years  9.3 years  9.0 years
      Risk-free interest rate                      5.32%      6.39%      5.91%
      Expected volatility                          33.0%      32.6%      32.8%
      Expected dividend yield                       3.8%       3.9%       3.9%

The pro forma effect on net income and earnings per share for 2001, 2000 and 1999 is not representative of the pro forma effect on net income and earnings per share for future years because it does not reflect compensation cost for options granted prior to January 1, 1995.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2001, a total of 1,692,645 common stock shares were reserved for issuance under the 1988 Plan, 1997 Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation and the Bank to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2001, that the Corporation and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2001, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents the Corporation's and the Bank's actual capital amounts and ratios at December 31, 2001 and 2000, as well as the corresponding minimum regulatory amounts and ratios:

                                                                                         To Be Well Capitalized
                                                                                              Under Prompt
                                                                  For Capital Adequacy      Corrective Action
 (Dollars in thousands)                           Actual                Purposes               Provisions
 ---------------------------------------------------------------------------------------------------------------
                                           Amount      Ratio       Amount       Ratio      Amount      Ratio
                                          ----------------------------------------------------------------------
As of December 31, 2001:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                         $102,226     14.22%       $57,515      8.00%       $71,893    10.00%
      Bank                                 $100,408     13.97%       $57,515      8.00%       $71,893    10.00%
Tier 1 Capital (to Risk-Weighted Assets):
      Consolidated                          $90,801     12.63%       $28,757      4.00%       $43,136     6.00%
      Bank                                  $88,983     12.38%       $28,757      4.00%       $43,136     6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                          $90,801      6.84%       $53,117      4.00%       $66,396     5.00%
      Bank                                  $88,983      6.70%       $53,139      4.00%       $66,423     5.00%

As of December 31, 2000:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                          $95,264     14.35%       $53,093      8.00%       $66,367    10.00%
      Bank                                  $94,862     14.29%       $53,093      8.00%       $66,367    10.00%
Tier 1 Capital (to Risk-Weighted Assets):
      Consolidated                          $84,302     12.70%       $26,547      4.00%       $39,820     6.00%
      Bank                                  $83,900     12.64%       $26,547      4.00%       $39,820     6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                          $84,302      7.08%       $47,609      4.00%       $59,511     5.00%
      Bank                                  $83,900      7.05%       $47,602      4.00%       $59,502     5.00%

(1) Leverage ratio

(16) Earnings per Share

        (Dollars in thousands, except per share amounts)

        Years ended December 31,                        2001                  2000                  1999
        ---------------------------------------------------------------------------------------------------------
                                                    Basic    Diluted     Basic     Diluted    Basic     Diluted
                                                 ----------------------------------------------------------------
        Net income                                 $13,108    $13,108    $13,209   $13,209    $12,511    $12,511

        Share amounts, in thousands:
           Average outstanding                    12,039.2   12,039.2   11,976.9  11,976.9   11,874.4   11,874.4
           Common stock equivalents                      -      163.3          -     125.7          -      218.3
        ---------------------------------------------------------------------------------------------------------
           Weighted average outstanding           12,039.2   12,202.5   11,976.9  12,102.6   11,874.4   12,092.7
        ---------------------------------------------------------------------------------------------------------
        Earnings per share                           $1.09      $1.07      $1.10     $1.09      $1.05      $1.03
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

Mortgage Loans Held for Sale
The fair value of mortgage loans held for sale is the estimated value to sell the loans using the quoted market prices for sales of similar loans on the secondary market.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2001 and 2000 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market accounts is equal to the amount payable on demand as of December 31, 2001 and 2000. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

Securities Sold Under Agreements to Repurchase
The carrying amount of securities sold under repurchase agreements approximates fair value.

Federal Home Loan Bank Advances
Rates currently available to the Corporation for advances with similar terms and remaining maturities are used to estimate fair value of existing advances.

Derivative Financial Instruments
The fair values of interest rate swap agreements and floor contracts generally reflect the estimated amounts that the Corporation would receive or pay to terminate the contracts. The fair value of commitments to extend credit is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For forward loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates.The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. Letters of credit contain provisions for fees, conditions and term periods that are consistent with customary market practices. Accordingly, the fair value amounts (considered to be the discounted present value of the remaining contractual fees over the unexpired commitment period) would not be material and therefore are not disclosed.

The following table presents the fair values of the Corporation's financial instruments:

        (Dollars in thousands)

        December 31,                                             2001                           2000
        --------------------------------------------------------------------------------------------------------
                                                       Carrying       Estimated       Carrying       Estimated
                                                        Amount       Fair Value        Amount       Fair Value
        --------------------------------------------------------------------------------------------------------
        Financial Assets
         On-balance sheet:
            Cash and cash equivalents                    $50,899         $50,899        $43,860         $43,860
            Mortgage loans held for sale                   7,747           7,710          1,639           1,639
            Securities available for sale                453,956         453,956        386,611         386,611
            Securities held to maturity                  175,105         177,595        124,915         125,368
            FHLB stock                                    23,491          23,491         19,558          19,558
            Loans, net of allowance for loan losses      592,052         611,425        584,020         596,362
            Accrued interest receivable                    7,124           7,124          7,800           7,800
        Derivative financial instruments
        relating to assets:
            Interest rate floor contracts                    739             739            133              98
            Forward loan commitments                          86              86              -              15
        Financial Liabilities
        On-balance sheet:
            Noninterest bearing demand deposits         $134,783        $134,783       $113,012        $113,012
            Non-term savings accounts                    316,953         316,953        259,309         259,309
            Certificates of deposit                      365,140         370,018        363,363         366,459
            FHLB advances                                431,490         453,740        377,362         379,149
            Other borrowings                               2,087           2,087          3,227           3,227
            Accrued interest payable                       3,885           3,885          4,503           4,503

(18) Parent Company Financial Statements
The following are parent company only financial statements of the Corporation reflecting the investment in the bank subsidiary on the equity basis of accounting. The Statements of Changes in Shareholders' Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders' Equity and are therefore not presented.

        Balance Sheets
        (Dollars in thousands)

        December 31,                                                                       2001            2000
        ---------------------------------------------------------------------------------------------------------
        Assets:
           Cash on deposit with bank subsidiary                                             $898            $767
           Investment in bank subsidiary at equity value                                  96,118          88,784
           Dividend receivable from bank subsidiary                                        2,880           1,080
        ---------------------------------------------------------------------------------------------------------
        Total assets                                                                     $99,896         $90,631
        ---------------------------------------------------------------------------------------------------------
        Liabilities:
           Dividends payable                                                              $1,569          $1,445
           Accrued expenses and other liabilities                                            390               -
        ---------------------------------------------------------------------------------------------------------
        Total liabilities                                                                  1,959           1,445
        ---------------------------------------------------------------------------------------------------------
        Shareholders' Equity:
           Common stock of $.0625 par value; authorized
             30 million shares in 2001 and 2000; issued
             12,065,283 shares in 2001 and 12,006,809 shares in 2000                         754             750
           Paid-in capital                                                                10,696          10,144
           Retained earnings                                                              81,114          74,265
           Accumulated other comprehensive income                                          6,416           4,027
            Treasury stock, at cost; 54,102 shares in 2001                                (1,043)              -
        ---------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                        97,937          89,186
        ---------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                       $99,896         $90,631
        ---------------------------------------------------------------------------------------------------------

       Statements of Income
       (Dollars in thousands)

       Years ended December 31,                                            2001            2000            1999
       ----------------------------------------------------------------------------------------------------------
       Dividends from bank subsidiary                                     $8,470          $5,198          $5,860
       Equity in undistributed earnings of subsidiary                      4,638           8,011           6,651
       ----------------------------------------------------------------------------------------------------------
       Net income                                                        $13,108         $13,209         $12,511
       ----------------------------------------------------------------------------------------------------------


        Statements of Cash Flows
        (Dollars in thousands)

        Years ended December 31,                                           2001            2000            1999
        ---------------------------------------------------------------------------------------------------------
        Cash flow from operating activities:
           Net income                                                    $13,108         $13,209         $12,511
           Adjustments to reconcile net income
             to net cash provided by operating activities:
           Equity effect of undistributed earnings of subsidiary          (4,638)         (8,011)         (6,651)
           (Increase) decrease in dividend receivable                     (1,800)           (240)            360
           Other                                                               -               -               -
        ---------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities                          6,670           4,958           6,220
        ---------------------------------------------------------------------------------------------------------
        Cash flows from financing activities:
           Purchase of treasury stock                                       (670)              -             (36)
           Net effect of common stock transactions                           266            (201)            475
           Cash dividends paid                                            (6,135)         (6,387)         (6,209)
        ---------------------------------------------------------------------------------------------------------
        Net cash used in financing activities                             (6,539)         (6,588)         (5,770)
        ---------------------------------------------------------------------------------------------------------
        Net increase (decrease) in cash                                      131          (1,630)            450
        Cash at beginning of year                                            767           2,397           1,947
        ---------------------------------------------------------------------------------------------------------
        Cash at end of year                                                 $898            $767          $2,397
        ---------------------------------------------------------------------------------------------------------

(19) Acquisition of First Financial Corporation
On November 13, 2001, the Corporation announced that it had signed a definitive agreement to acquire First Financial Corp., a bank holding company and parent of First Bank and Trust Company, a Rhode Island-chartered community bank. First Financial Corp., with assets of $185.2 million at December 31, 2001, is headquartered in Providence, Rhode Island. First Bank and Trust Company operates banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. In the merger, each share of First Financial Corp. common stock will be converted into a combination of $16.00 in cash and shares of Washington Trust Bancorp, Inc. common stock based on an exchange ratio. Based on a Washington Trust stock price of $18.00, First Financial Corp. shareholders would receive
0.889 shares of Washington Trust common stock (with a value of $16.00) for a combination of cash and stock initially valued at $32.00 per share and an aggregate transaction value of approximately $39 million. However, the actual number and value of Washington Trust Bancorp, Inc. common stock to be issued to First Financial Corp. shareholders will be based on an exchange formula using the average closing price of Washington Trust Bancorp, Inc. common stock during the 15 trading days prior to receiving final regulatory approval, within a range of 0.842 per share and 0.941 per share. At December 31, 2001, First Financial Corp. had 1,213,741 shares outstanding. The purchase, which is expected to be completed in the second quarter of 2002, is subject to certain customary conditions including approval by First Financial Corp.'s shareholders as well as state and federal banking regulators. Upon consummation of this event, the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" will be applied.

ITEM 9. CHANGES  IN  AND   DISAGREEMENTS  WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
        FINANCIAL DISCLOSURES

None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information regarding directors is presented under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 20, 2002 prepared for the Annual Meeting of Shareholders to be held April 23, 2002 and incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I under the caption "Executive Officers of the Registrant".

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement dated March 20, 2002 prepared for the Annual Meeting of Shareholders to be held April 23, 2002, which is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item appears under the caption "Compensation of Directors and Executive Officers - Executive Compensation" in the Corporation's Proxy Statement dated March 20, 2002 prepared for the Annual Meeting of
Shareholders to be held April 23, 2002, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item appears under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 20, 2002 prepared for the Annual Meeting of Shareholders to be held April 23, 2002, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the caption "Indebtedness and Other Transactions" in the Corporation's Proxy Statement dated March 20, 2002 prepared for the Annual Meeting of Shareholders to be held April 23, 2002.

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

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 2001.

(c) Exhibit Index.

     Exhibit
     Number
     ---------

        3.a    Restated  Articles of  Incorporation of the Registrant - Filed as
               Exhibit 3.a to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)

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

        4 Rights Agreement between the Registrant and The Washington Trust Company dated as of August 15, 1996 (including Form of Right Certificate attached thereto as Exhibit A) - Filed as Exhibit 1 to the Registrant's Registration Statement on Form 8-A (File No. 000-13091) filed with the Commission on August 16, 1996. (1)

        10.a   Supplemental  Pension  Benefit and Profit Sharing Plan - Filed as
               Exhibit 10.a to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

        10.b Short Term Incentive Plan Description - Filed as Exhibit 10.4 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1997. (1) (2)

        10.c Amended and Restated Nonqualified Deferred Compensation Plan - Filed as Exhibit 4.4 to the Registrant's Registration Statement on Form S-8 (File No. 333-72277) filed with the Commission on February 12, 1999. (1) (2)

        10.d   Amended and  Restated  1988 Stock  Option Plan - Filed as Exhibit
               10.d to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

        10.e Vote of the Board of Directors of the Corporation which constitutes the 1996 Directors' Stock Plan - Filed as Exhibit
               99.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-13167) filed with the Commission on October 1, 1996. (1)
               (2)

        10.f The Registrant's 1997 Equity Incentive Plan - Filed as Exhibit 10.a to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997. (1) (2)

        10.g Revised Change in Control Agreements with Executive Officers - Filed as Exhibit 10 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000. (1) (2)

        10.h   Change in Control  Agreement with an Executive Officer - Filed as
               Exhibit 10.a to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. (1) (2)

        10.i Amendment to the Registrant's 1997 Equity Incentive Plan - Filed as Exhibit 10.b to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. (1) (2)

        10.j Amendment to the Registrant's Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.j to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

        10.k July 2000 Amendment to the Registrant's Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.k to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

        10.l Amendment to the Registrant's Nonqualified Deferred Compensation Plan - Filed as Exhibit 10.l to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

        10.m Employment Agreement with an Executive Officer - Filed as Exhibit 10.m to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

        10.n   Amendment to Change in Control Agreement with Executive  Officers
               - Filed as Exhibit 10.a to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. (1)
               (2)

        10.o Supplemental Executive Retirement Plan - Filed as Exhibit 10.b to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. (1) (2)

        21 Subsidiaries of the Registrant - Filed as Exhibit 21 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996. (1)

        23     Consent of Independent Accountants - Filed herewith.

     ---------

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

  Date: March 5, 2002      By     John C. Warren
  --------------------            ----------------------------------------------
                                  John C. Warren
                                  Chairman, Chief Executive Officer and Director
                                  (principal executive officer)

  Date: March 5, 2002      By     David V. Devault
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


  Date: March 5, 2002              Alcino G. Almeida
  --------------------             ---------------------------------------------
                                   Alcino G. Almeida, Director

  Date: March 5, 2002              Gary P. Bennett
  --------------------             ---------------------------------------------
                                   Gary P. Bennett, Director

  Date: March 5, 2002              Steven J. Crandall
  --------------------             ---------------------------------------------
                                   Steven J. Crandall, Director

  Date:
  --------------------             ---------------------------------------------
                                   Richard A. Grills, Director

  Date: March 5, 2002              Larry J. Hirsch
  --------------------             ---------------------------------------------
                                   Larry J. Hirsch, Director

  Date: March 5, 2002              Katherine W. Hoxsie
  --------------------             ---------------------------------------------
                                   Katherine W. Hoxsie, Director

  Date: March 5, 2002              Mary E. Kennard
  --------------------             ---------------------------------------------
                                   Mary E. Kennard, Director

  Date: March 5, 2002              Joseph J. Kirby
  --------------------             ---------------------------------------------
                                   Joseph J. Kirby, Director

  Date: March 5, 2002              Edward M. Mazze
  --------------------             ---------------------------------------------
                                   Edward M. Mazze, Director

  Date: March 5, 2002              Victor J. Orsinger II
  --------------------             ---------------------------------------------
                                   Victor J. Orsinger II, Director

  Date: March 5, 2002              H. Douglas Randall III
  --------------------             ---------------------------------------------
                                   H. Douglas Randall, III, Director

  Date: March 5, 2002              Joyce Olson Resnikoff
  --------------------             ---------------------------------------------
                                   Joyce Olson Resnikoff, Director

  Date: March 5, 2002              James P. Sullivan
  --------------------             ---------------------------------------------
                                   James P. Sullivan, Director

  Date: March 5, 2002              Neil H. Thorp
  --------------------             ---------------------------------------------
                                   Neil H. Thorp, Director

  Date: March 5, 2002              John F. Treanor
  --------------------             ---------------------------------------------
                                   John F. Treanor, Director

  Date: March 5, 2002              John C. Warren
  --------------------             ---------------------------------------------
                                   John C. Warren, Director