Form 10-Q
period 2002-03-31
WASHINGTON TRUST BANCORP INC
filed 2002-05-14
CIK 737468

UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                              Washington, D. C. 20549

                                     FORM 10-Q


(Mark One)
[X] Quarterly  report  pursuant to section 13 or 15(d) of the Securities
    Exchange Act of 1934 for the quarterly period ended MARCH 31, 2002 or

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




The number of shares of common stock of the registrant outstanding as of April 30, 2002 was 13,030,610.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                      For The Quarter Ended March 31, 2002

                                TABLE OF CONTENTS



PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       March 31, 2002 and December 31, 2001

Consolidated Statements of Income
       Three Months Ended March 31, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity
       Three Months Ended March 31, 2002 and 2001

Consolidated Statements of Cash Flows
       Three Months Ended March 31, 2002 and 2001

Condensed Notes to Consolidated Financial Statements

Independent Auditors' Review Report

Item 2.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


PART II.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

Signatures


This report contains certain statements that may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation's actual results could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under management, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan default and charge-off rates, unanticipated difficulties in integrating First Financial Corp.'s operations, unanticipated costs relating to the merger and changes in the assumptions used in making such forward-looking statements.

PART I.                         FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                   (Unaudited)
                                                    March 31,       December 31,
                                                      2002               2001
--------------------------------------------------------------------------------

Assets:

Cash and due from banks                             $25,735             $30,399
Federal funds sold and other short-term investment   13,350              20,500
Mortgage loans held for sale                          2,445               7,710
Securities:
   Available for sale, at fair value                455,269             453,956
   Held to maturity, at cost; fair value $201,403
     in 2002 and $177,595 in 2001                   200,326             175,105
--------------------------------------------------------------------------------

   Total securities                                 655,595             629,061

Federal Home Loan Bank stock, at cost                23,491              23,491

Loans                                               596,808             605,645
Less allowance for loan losses                       13,665              13,593
--------------------------------------------------------------------------------

   Net loans                                        583,143             592,052

Premises and equipment, net                          21,733              22,102
Accrued interest receivable                           7,119               7,124
Other assets                                         30,039              29,790
--------------------------------------------------------------------------------

   Total assets                                  $1,362,650          $1,362,229
--------------------------------------------------------------------------------

Liabilities:

Deposits:
   Demand                                          $119,904            $134,783
   Savings                                          322,729             316,953
   Time                                             390,353             365,140
--------------------------------------------------------------------------------

   Total deposits                                   832,986             816,876

Dividends payable                                     1,688               1,569
Federal Home Loan Bank advances                     414,067             431,490
Other borrowings                                      4,407               2,087
Accrued expenses and other liabilities               10,339              12,270
--------------------------------------------------------------------------------

   Total liabilities                              1,263,487           1,264,292
--------------------------------------------------------------------------------

Shareholders' Equity:

Common stock of $.0625 par value; authorized
   30 million shares; issued 12,065,283 shares in 2002
   and 2001                                             754                 754
Paid-in capital                                      10,613              10,696
Retained earnings                                    83,178              81,114
Accumulated other comprehensive income                 5,886              6,416
Treasury stock, at cost; 66,347 shares in 2002
   and 54,102 shares in 2001                         (1,268)             (1,043)
--------------------------------------------------------------------------------

   Total shareholders' equity                        99,163              97,937
--------------------------------------------------------------------------------

   Total liabilities and shareholders' equity    $1,362,650          $1,362,229
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY            (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                         except per share data)

                                                                                                 (Unaudited)
Three months ended March 31,                                                                 2002             2001
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                             $10,981           $13,161
   Interest from securities                                                                 8,188             8,390
   Dividends on corporate stock and Federal Home Loan Bank stock                              483               617
   Interest on federal funds sold and other short-term investments                             62               203
--------------------------------------------------------------------------------------------------------------------

   Total interest income                                                                   19,714            22,371
--------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                                                           971             1,368
   Time deposits                                                                            4,123             5,175
   Federal Home Loan Bank advances                                                          5,219             6,225
   Other                                                                                       17                28
--------------------------------------------------------------------------------------------------------------------

   Total interest expense                                                                  10,330            12,796
--------------------------------------------------------------------------------------------------------------------

Net interest income                                                                         9,384             9,575
Provision for loan losses                                                                     100               200
--------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                         9,284             9,375
--------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Trust and investment management                                                          2,565             2,573
   Service charges on deposit accounts                                                        827               866
   Merchant processing fees                                                                   446               341
   Mortgage banking activities                                                                516               209
   Income from bank-owned life insurance                                                      288               272
   Net gains on sales of securities                                                           291                 5
   Other income                                                                               295               323
--------------------------------------------------------------------------------------------------------------------

   Total noninterest income                                                                 5,228             4,589
--------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Salaries and employee benefits                                                           5,575             5,191
   Net occupancy                                                                              625               723
   Equipment                                                                                  785               825
   Legal, audit and professional fees                                                         173               312
   Merchant processing costs                                                                  357               270
   Advertising and promotion                                                                  240               204
   Office supplies                                                                            120               164
   Litigation settlement cost                                                                   -             4,800
   Other                                                                                    1,289             1,259
--------------------------------------------------------------------------------------------------------------------

   Total noninterest expense                                                                9,164            13,748
--------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                  5,348               216
Income tax expense                                                                          1,604                62
--------------------------------------------------------------------------------------------------------------------

   Net income                                                                              $3,744              $154
--------------------------------------------------------------------------------------------------------------------

Per share information:
   Basic earnings per share                                                                  $.31              $.01
   Diluted earnings per share                                                                $.31              $.01
   Cash dividends declared per share                                                         $.14              $.13

The accompanying notes are an integral part of these consolidated financial statements.


WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)


                                                                               Accumulated
                                                                                  Other
                                          Common     Paid-in    Retained      Comprehensive     Treasury
Three months ended March 31,              Stock      Capital    Earnings          Income          Stock      Total
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                 $750      $10,144      $74,265          $4,027              $-      $89,186
Net income                                                            154                                          154
Cumulative effect of change in
   accounting principle, net of tax                                                  (391)                        (391)
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                               2,432                        2,432
   Reclassification adjustments                                                        (2)                          (2)
                                                                                                               --------
Comprehensive income                                                                                             2,193
Cash dividends declared                                            (1,563)                                      (1,563)
Shares issued                                 1           98                                                        99
-----------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2001                  $751      $10,242      $72,856          $6,066              $-      $89,915
-----------------------------------------------------------------------------------------------------------------------



Balance at January 1, 2002                 $754      $10,696      $81,114          $6,416         $(1,043)     $97,937
Net income                                                          3,744                                        3,744
Other comprehensive loss, net of tax:
   Net unrealized losses on securities                                               (241)                        (241)
   Reclassification adjustments                                                      (289)                        (289)
                                                                                                               --------
Comprehensive income                                                                                             3,214
Cash dividends declared                                            (1,680)                                      (1,680)
Shares issued                                            (83)                                         149           66
Shares repurchased                                                                                   (374)        (374)
-----------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2002                  $754      $10,613      $83,178          $5,886         $(1,268)     $99,163
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
Three months ended March 31,                            2002                2001
--------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                          $3,744              $154
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                            100               200
     Depreciation of premises and equipment               727               747
     Amortization of premium in excess of accretion of
       discount on debt securities                        255                 9
     Increase in bank-owned life insurance               (288)             (272)
     Depreciation (appreciation) of derivative
       instruments                                        322              (241)
     Net gains on sales of securities                    (291)               (5)
     Net gains on loan sales                             (517)             (153)
     Proceeds from sales of loans                      24,422             9,652
     Loans originated for sale                        (18,640)          (11,400)
     Decrease (increase) in accrued interest receivable     5              (316)
     Increase in other assets                             (26)             (345)
     (Decrease) increase in accrued expenses and
       other liabilities                               (1,911)            3,132
     Other, net                                            52                94
--------------------------------------------------------------------------------


   Net cash provided by operating activities            7,954             1,256
--------------------------------------------------------------------------------


Cash flows from investing activities:
   Securities available for sale:
     Purchases                                        (73,486)          (65,235)
     Proceeds from sales                               28,195               238
     Maturities and principal repayments               43,189            16,018
   Securities held to maturity:
     Purchases                                        (39,459)          (21,235)
     Maturities and principal repayments               14,211             5,985
   Purchase of Federal Home Loan Bank stock                 -            (3,783)
   Principal collected on loans over (under)
     loan originations                                  8,844            (9,661)
   Purchases of premises and equipment                   (355)           (2,365)
--------------------------------------------------------------------------------

   Net cash used in investing activities              (18,861)          (80,038)
--------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in deposits                            16,110             7,456
   Net increase (decrease) in other borro               2,320            (1,771)
   Proceeds from Federal Home Loan Bank advances      170,500           179,000
   Repayment of Federal Home Loan Bank advances      (187,923)          (89,537)
   Purchase of treasury stock                            (374)                -
   Net effect of common stock transaction                  21                99
   Cash dividends paid                                 (1,561)           (1,440)
--------------------------------------------------------------------------------


   Net cash (used) provided by financing                 (907)           93,807
--------------------------------------------------------------------------------

   Net (decrease) increase in cash and cash           (11,814)           15,025
   Cash and cash equivalents at beginn                 50,899            43,860
--------------------------------------------------------------------------------

   Cash and cash equivalents at end of period         $39,085           $58,885
--------------------------------------------------------------------------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND S                      (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                              (Unaudited)
Three months ended March 31,                            2002                2001
--------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate
     owned (OREO)                                           $-              $157
   Loans charged off                                        57                37
   (Decrease) increase in unrealized gain on securities
     available for sale, net of tax                       (530)            2,060
   Increase in paid-in capital resulting from tax
     benefits on stock option exercises                     45                57

Supplemental Disclosures:
   Interest payments                                   $10,509           $12,629
   Income tax payments                                     100                14

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of  Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of March 31, 2002 and December 31, 2001 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Washington Trust Bancorp, Inc. and its wholly-owned subsidiary, The Washington Trust Company. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by generally accepted accounting principles. The Corporation has not changed its accounting and reporting policies from those disclosed in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

(2) Securities

Securities available for sale are summarized as follows:

                                                       Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
March 31, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 35,514          $ 1,283           $ (119)         $ 36,678
Mortgage-backed securities                               329,139            3,820             (642)          332,317
Corporate bonds                                           62,145              816           (1,998)           60,963
Corporate stocks                                          19,153            6,993             (835)           25,311
---------------------------------------------------------------------------------------------------------------------
Total                                                    445,951           12,912           (3,594)          455,269
---------------------------------------------------------------------------------------------------------------------
December 31, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   64,368            2,348               (1)           66,715
Mortgage-backed securities                               296,729            4,411           (1,090)          300,050
Corporate bonds                                           64,934            1,130           (1,915)           64,149
Corporate stocks                                          17,752            5,938             (648)           23,042
---------------------------------------------------------------------------------------------------------------------
Total                                                   $443,783          $13,827          $(3,654)         $453,956
---------------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2002, proceeds from sales of securities available for sale amounted to $28.2 million while net realized gains on these sales amounted to $291 thousand.

Securities held to maturity are summarized as follows:

                                                      Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
March 31, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  $ 8,000             $190             $  -           $ 8,190
Mortgage-backed securities                               172,507            1,155             (673)          172,989
States and political subdivisions                         19,819              413               (8)           20,224
---------------------------------------------------------------------------------------------------------------------
Total                                                    200,326            1,758             (681)          201,403
---------------------------------------------------------------------------------------------------------------------
December 31, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                    8,311              307                -             8,618
Mortgage-backed securities                               146,702            1,753              (48)          148,407
States and political subdivisions                         20,092              485               (7)           20,570
---------------------------------------------------------------------------------------------------------------------
Total                                                   $175,105           $2,545             $(55)         $177,595
---------------------------------------------------------------------------------------------------------------------

There were no sales of securities held to maturity during the three months ended March 31, 2002.

Securities available for sale and held to maturity with a fair value of $481.1 million and $394.4 million were pledged in compliance with state regulations
concerning   trust  powers  and  to  secure  Treasury  Tax  and  Loan  deposits, borrowings, and public deposits at March 31, 2002 and December 31, 2001, respectively. In addition, securities available for sale and held to maturity with a fair value of $28.0 million and $28.4 million were collateralized for the discount window at the Federal Reserve Bank at March 31, 2002 and December 31, 2001, respectively. There were no borrowings with the Federal Reserve Bank at either date.

(3) Loan Portfolio
The following is a summary of loans:

                                                      March 31,     December 31,
                                                        2002            2001
--------------------------------------------------------------------------------

Commercial:
    Mortgages (1)                                    $110,347           $118,999
    Construction and development (2)                    4,690              1,930
    Other (3)                                         144,330            139,704
--------------------------------------------------------------------------------

Total commercial                                      259,367            260,633

Residential real estate:
    Mortgages (4)                                     215,032            223,681
    Homeowner construction                             10,899             11,678
--------------------------------------------------------------------------------

Total residential real estate                         225,931            235,359

Consumer                                              111,510            109,653
--------------------------------------------------------------------------------

    Total loans                                      $596,808           $605,645
--------------------------------------------------------------------------------

(1) Amortizing mortgages, primarily secured by income producing property
(2) Loans for construction of residential and commercial properties and for land development
(3) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate
(4) A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 6 to the Consolidated Financial Statements for additional discussion of FHLB borrowings)


(4) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

Three months ended March 31,                              2002             2001
--------------------------------------------------------------------------------


Balance at beginning of period                           $13,593        $13,135
Provision charged to expense                                 100            200
Recoveries of loans previously charged off                    29            133
Loans charged off                                            (57)           (37)
--------------------------------------------------------------------------------

Balance at end of period                                 $13,665        $13,431
--------------------------------------------------------------------------------

(5) Derivative Financial Instruments
The Corporation is party to a five-year interest rate floor contract with a notional amount of $20 million that matures in February 2003. The floor contract entitles the Corporation to receive payment from counter parties if the three-month LIBOR rate falls below 5.50%. The 3-month LIBOR applicable to the outstanding floor contract at March 31, 2002 was 2.03%. The Corporation recognizes the fair value of this derivative as an asset on the balance sheet. At March 31, 2002 and March 31, 2001, the carrying value of the interest rate floor contract amounted to $518 thousand and $351 thousand, respectively.
Changes in fair value of the interest rate contract are recorded in current earnings. Included in interest income for the quarters ended March 31, 2002 and March 31, 2001 was ($221) thousand and $254 thousand of (depreciation) appreciation in value of the interest rate floor contract.

The Corporation recognizes commitments to originate and commitments to sell fixed rate mortgage loans as derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At March 31, 2002 and March 31, 2001, the carrying value of these commitments amounted to ($11) thousand and ($9) thousand and is reported in other assets. Changes in the fair value are recorded in current earnings and amounted to ($97) thousand and ($9) thousand for the quarters ended March 31, 2002 and March 31, 2001, respectively.

(6) Borrowings
Federal Home Loan Bank advances outstanding are summarized below:

(Dollars in thousands)                              March 31,       December 31,
                                                      2002               2001
--------------------------------------------------------------------------------

FHLB advances                                         $414,067          $431,490
--------------------------------------------------------------------------------

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at March 31, 2002 and December 31, 2001. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances ("FHLB borrowings"). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to secure FHLB borrowings at March 31, 2002 and December 31, 2001. Included in the collateral were securities available for sale and held to maturity with a fair value of $458.6 million and $376.5 million that were specifically pledged to secure FHLB borrowings at March 31, 2002 and December 31, 2001, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

The following is a summary of other borrowings:

(Dollars in thousands)                                March 31,     December 31,
                                                        2002             2001
--------------------------------------------------------------------------------

Treasury, Tax and Loan demand note balance              $3,956            $1,583
Other                                                      451               504
--------------------------------------------------------------------------------

Other borrowings                                        $4,407            $2,087
--------------------------------------------------------------------------------

(7) Subsequent Event
On April 16, 2002, the Corporation completed its acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Corporation intends to close the Richmond and North Kingstown offices and consolidate them into existing Washington Trust banking offices in May 2002. As of April 16, 2002, First Financial Corp. had total assets of $179 million, total loans of $113 million, deposits of $137 million, equity capital of $16 million and 1,213,741 shares outstanding. Pursuant to the Agreement and Plan of Merger, dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into Washington Trust Bancorp, Inc. and the merger of First Bank and Trust Company with and into The Washington Trust Company. Under the merger, shareholders of First Financial common stock received 0.842 of a Washington Trust share plus $16.00 in cash for each share of First Financial common stock, with cash paid in lieu of fractional shares. The Corporation issued approximately 1,022,000 common shares in connection with the acquisition.

This acquisition will be accounted for under the purchase method and the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" will be applied.

INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of March 31, 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2002 and 2001. These consolidated financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 2001, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 15, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2001, is fairly stated, in all material respects.

KPMG LLP

Providence, Rhode Island
April 18, 2002

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

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under management, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan default and charge-off rates, unanticipated difficulties in integrating First Financial Corp.'s operations, unanticipated costs relating to the merger and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1 of the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Recent Events
On April 16, 2002, the Corporation completed its acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Corporation intends to close the Richmond and North Kingstown offices and consolidate them into existing Washington Trust banking offices in May 2002. As of April 16, 2002, First Financial Corp. had total assets of $179 million, total loans of $113 million, deposits of $137 million, equity capital of $16 million and 1,213,741 shares outstanding. Pursuant to the Agreement and Plan of Merger, dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into Washington Trust Bancorp, Inc. and the merger of First Bank and Trust Company with and into The Washington Trust Company. Under the merger, shareholders of First Financial common stock received 0.842 of a Washington Trust share plus $16.00 in cash for each share of First Financial common stock, with cash paid in lieu of fractional shares. The Corporation issued approximately 1,022,000 common shares in connection with the acquisition.

This acquisition will be accounted for under the purchase method and the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" will be applied.

Results of Operations
The Corporation reported net income of $3.7 million, or $.31 per diluted share, for the three months ended March 31, 2002. Net income for first quarter of 2001 amounted to $154 thousand, or $.01 per diluted share. First quarter 2001 earnings were significantly affected by a one-time litigation settlement amounting to $3.3 million, or $.28 per diluted share, net of the related income tax effect. Operating earnings, which exclude the 2001 litigation settlement, amounted to $3.5 million, or $.29 cent per diluted share for the three months ended March 31, 2001. The Corporation's rates of return on average assets and average equity for the three months ended March 31, 2002 were 1.11% and 14.98%, respectively. The Corporation's return on average assets and average equity for the quarter ended March 31, 2001 were .05% and .67%. Comparable amounts, on an operating basis, for the first quarter of 2001 were 1.14% and 15.30%, respectively.

For the three months ended March 31, 2002, net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) amounted to $9.4 million, down from the $9.6 million earned in the first quarter of 2001. This decrease was primarily attributable to a decline in the net interest margin due to lower yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits, FHLB advances, and other borrowed funds. (See additional discussion under the caption "Net Interest Income".)

The Corporation's provision for loan losses was $100 thousand and $200 thousand in the first quarter of 2002 and 2001, respectively. The allowance for loan losses increased from $13.6 million at December 31, 2001 to $13.7 million at March 31, 2002 due to the year to date 2002 provision and recoveries, net of charge-offs. The provision for the three months ended March 31, 2002 decreased compared to the same period last year due to management's belief that the allowance for loan losses is at a reasonable level based on its current evaluation. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $4.9 million for the quarter ended March 31, 2002, an increase of $353 thousand, or 7.7%, from the comparable 2001 period. This increase is mainly attributable to increases in mortgage banking revenues and merchant processing fees. Revenue from mortgage banking activities associated with originations of loans to be sold in the secondary market amounted to $516 thousand for the three months ended March 31, 2002, an increase of $307 thousand from the mortgage banking revenue earned for the same period in 2001. Due to a low interest rate environment, mortgage loan origination volume and refinancing activity have increased, resulting in an increase in the number of loans sold in the secondary market. Merchant processing fees for the quarter ended March 31, 2002 amounted to $446 thousand, up from $341 thousand for the first quarter of 2001 due to increased merchant transaction volume and new merchant accounts. Trust and investment management revenue totaled $2.6 million for the quarters ended March 31, 2002 and 2001, respectively. Revenue growth has slowed reflecting financial market declines. The market value of trust and investment management assets under administration amounted to $1.6 billion at March 31, 2002 and December 31, 2001, respectively.

Net realized securities gains for the three months ended March 31, 2002 and 2001 amounted to $291 thousand and $5 thousand, respectively.

For the quarter ended March 31, 2002, other noninterest expense amounted to $9.2 million compared to other noninterest expense of $8.9 million (noninterest expense excluding the first quarter 2001 litigation settlement) reported for the quarter ended March 31, 2001. Salaries and benefit expense amounted to $5.6 million for the three months ended March 31, 2002, up $384 thousand, or 7.4%, from the $5.2 million reported for the first quarter of 2001. The increase in salaries and benefit expense was offset somewhat by lower legal, audit and professional fees, occupancy costs and equipment expenses.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the three months ended March 31, 2002 amounted to $9.6 million, down 2.0% from the same 2001 period. For the three months ended March 31, 2002, average interest-earning assets amounted to $1.272 billion, up $111.8 million, or 9.6%, over the comparable 2001 amount due to growth in securities and loans. Deposit growth and Federal Home Loan Bank ("FHLB") advances funded the growth in securities and loans. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the three months ended March 31, 2002 and 2001 were 3.07% and 3.44%, respectively. The interest rate spread declined 23 basis points to 2.63% for the three months ended March 31, 2002. Earning asset yields declined 154 basis points, while the cost of interest-bearing liabilities decreased 131 basis points, thereby narrowing the net interest spread. The decline in yields on loans and securities offset somewhat by lower funding costs associated with interest-bearing deposits, FHLB advances and other borrowed funds was primarily responsible for the decrease in the net interest margin.

Total average securities rose $108.4 million, or 19.4%, over the comparable prior year period, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 5.44% for the three months ended March 31, 2002, compared to 6.85% for the same 2001 period. The decrease in yields on securities reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on investment purchases in 2002 relative to the prior year.

The yield on average total loans amounted to 7.39% for the three months ended March 31, 2002, down 150 basis points from 8.89% for the comparable 2001 period. This decline is primarily due to lower marginal yields on floating and adjustable rate loans for the first quarter of 2002 as compared to the prior year period and a decline in yields on new loan originations. Average loans for the three months ended March 31, 2002 rose $3.4 million over the prior year and amounted to $605.1 million. Average commercial loans rose 5.8% to $260.3 million. The yield on commercial loans amounted to 7.88%, down 200 basis points from the prior year yield of 9.88%. Included in interest income on commercial loans for the quarter ended March 31, 2002, was $221 thousand of depreciation in value of the interest rate floor contract, as compared to $254 thousand of appreciation in the value of the interest rate contract for the prior year period. Average residential real estate loans amounted to $234.4 million, down 7.3% from the prior year level. The yield on residential real estate loans decreased 57 basis points from the prior year period, amounting to 7.38%. Average consumer loans rose 7.2% over the prior year. The yield on consumer loans amounted to 6.25%, a decrease of 261 basis points from the prior year yield of 8.86% mainly due to a decline in yield on home equity lines.

Average interest-bearing liabilities increased 9.0% to $1.121 billion at March 31, 2002. Due to lower rates paid on both borrowed funds and deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 3.74% for the three months ended March 31, 2001, down from 5.05% for the comparable 2001 period. Average savings deposits for the three months ended March 31, 2002 increased $50.3 million, or 19.1%, to $313.6 million from the comparable 2001 amount. The rate paid on savings deposits for the first three months of 2002 was 1.26%, compared to 2.11% for the same 2001 period. Average time deposits increased $20.8 million to $381.3 million with a decrease of 143 basis points in the rate paid. For the three months ended March 31, 2002, average demand deposits, an interest-free funding source, were up by $20.6 million, or 20.4%, from the same prior year period. Average FHLB advances for the three months ended March 31, 2002 amounted to $422.8 million, up 5.2% from the comparable 2001 amount. This increase was used primarily to purchase securities. The average rate paid on FHLB advances for the three months ended March 31, 2002 was 5.01%, a decrease of 127 basis points from the prior year rate.

Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE) The following table sets forth average balance and interest rate information. Income is presented on a fully taxable equivalent basis (FTE). For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Loans held for sale, nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans. Customer overdrafts are excluded from amounts presented for loans. Average balances for securities are presented at cost, with any unrealized gains and losses of securities available for sale included in noninterest-earning assets.

Three months ended March 31,                                2002                                2001
-------------------------------------------- ------------------------------------ ----------------------------------
                                           Average                     Yield/     Average                     Yield/
(Dollars in thousands)                     Balance      Interest       Rate       Balance      Interest       Rate
---------------------------------------- ------------- ----------- ----------- -------------- ----------- ----------

Assets:
Residential real estate loans              $234,395       $4,264       7.38%      $252,720      $4,953        7.95%
Commercial and other loans                  260,320        5,060       7.88%       245,996       5,993        9.88%
Consumer loans                              110,413        1,703       6.25%       102,988       2,249        8.86%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              605,128       11,027       7.39%       601,704      13,195        8.89%
Federal funds sold  and other
  short-term investments                     15,005           62       1.69%        14,259         203        5.78%
Taxable debt securities                     590,107        7,978       5.48%       487,125       8,145        6.78%
Nontaxable debt securities                   19,999          323       6.56%        22,868         377        6.68%
Corporate stocks and FHLB stock              41,981          582       5.62%        34,486         712        8.38%
--------------------------------------------------------------------------------------------------------------------
   Total securities                         667,092        8,945       5.44%       558,738       9,437        6.85%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,272,220       19,972       6.37%     1,160,442      22,632        7.91%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                  79,167                                 68,711
--------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,351,387                             $1,229,153
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Savings deposits                           $313,578         $971       1.26%      $263,309      $1,368        2.11%
Time deposits                               381,311        4,123       4.39%       360,550       5,175        5.82%
FHLB advances                               422,769        5,219       5.01%       402,021       6,225        6.28%
Other                                         2,916           17       2.37%         1,991          28        5.73%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities     1,120,574       10,330       3.74%     1,027,871      12,796        5.05%
                                                               1
Demand deposits                             121,530                                100,966
Non interest-bearing liabilities              9,331                                  8,905
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,251,435                              1,137,742
Total shareholders' equity                   99,952                                 91,411
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,351,387                             $1,229,153
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                    $9,642                                $9,836
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    2.63%                                  2.86%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    3.07%                                  3.44%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,                              2002              2001
--------------------------------------------------------------------------------

Commercial and other loans                                $ 46              $ 35
Nontaxable debt securities                                 112               131
Corporate stocks                                           100                95


Financial Condition and Liquidity
Total assets rose from $1.362 billion at December 31, 2001 to $1.363 billion at March 31, 2002. Average assets totaled $1.351 billion for the three months ended March 31, 2002, up 9.9% over the comparable 2001 period.

Securities Available for Sale - The carrying value of securities available for sale at March 31, 2002 amounted to $455.3 million, compared to the December 31, 2001 amount of $454.0 million. The net unrealized gain on securities available for sale amounted to $9.3 million, compared to $10.2 million at December 31, 2001.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $200.3 million at March 31, 2002, up 14.4% from $175.1 million at December 31, 2001. This increase was due to purchases of mortgage-backed securities. The net unrealized gain on securities held to maturity amounted to $1.1 million at March 31, 2002, compared to $2.5 million at December 31, 2001. This decrease was attributable to the effects of increases in medium and long-term interest rates that occurred during the first quarter of 2002.

Loans - At March 31, 2002, total loans amounted to $596.8 million, down from the December 31, 2001 balance of $605.6 million. This decline was primarily a result of the refinancing of fixed rate mortgages being sold into the secondary market. Total residential real estate loans decreased $9.4 million from December 31, 2001 and amounted to $225.9 million. Commercial loans amounted to $259.4 million at March 31, 2002, compared to the December 31, 2001 balance of $260.6 million. Total consumer loans amounted to $111.5 million at March 31, 2002, an increase of $1.9 million from December 31, 2001 due mainly to growth in home equity lines.

Deposits - Total deposits amounted to $833.0 million at March 31, 2002, up $16.1 million from $816.9 million at December 31, 2001. Savings deposits amounted to $322.7 million at March 31,2002, an increase of $5.8 million from December 31, 2001. Time deposits increased $25.2 million, or 6.9%, from December 31, 2001 and amounted to $390.4 million at March 31, 2002. Demand deposits amounted to $119.9 million at March 31, 2002, down $14.9 million from the December 31, 2001 balance.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs and to purchase securities. FHLB advances amounted to $414.1 million at March 31, 2002, down $17.4 million from the December 31, 2001 amount mainly due to the increased deposit balances. In addition, other borrowings outstanding at March 31, 2002 and December 31, 2001 amounted to $4.4 million and $2.1 million, respectively.

For the three months ended March 31, 2002, net cash provided by operations amounted to $8.0 million. Proceeds from sales of loans in the first quarter of 2002 amounted to $24.4 million, while loans originated for sale amounted to $18.6 million. Net cash used in investing activities amounted to $18.9 million and was primarily used to purchase securities. Net cash used in financing activities was $907 thousand, the majority of which was used to pay cash dividends. (See Consolidated Statements of Cash Flows for additional information.)


Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                    March 31,       December 31,
 (Dollars in thousands)                               2002                2001
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due            $1,659               $2,195
Nonaccrual loans less than 90 days past due           1,532                1,632
--------------------------------------------------------------------------------
Total nonaccrual loans                                3,191                3,827
Other real estate owned                                  30                   30
--------------------------------------------------------------------------------
Total nonperforming assets                           $3,221               $3,857
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans        .53%                 .63%
Nonperforming assets as a percentage of total assets   .24%                 .28%
Allowance for loan losses to nonaccrual loans       428.24%              355.20%
Allowance for loan losses to total loans              2.29%                2.24%

As of March 31, 2002 and December 31, 2001, no accruing loans were 90 days or more past due.

Impaired loans consist of all nonaccrual commercial loans. At March 31, 2002, the recorded investment in impaired loans was $1.5 million, which had a related allowance amounting to $126 thousand. During the three months ended March 31, 2002, the average recorded investment in impaired loans was $1.8 million. Also during this period, interest income recognized on impaired loans amounted to approximately $16 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                                   March 31,        December 31,
(Dollars in thousands)                               2002                 2001
--------------------------------------------------------------------------------
Residential real estate                             $ 882                 $1,161
Commercial:
   Mortgages                                        1,163                  1,472
   Other                                              310                    509
Consumer                                              836                    685
--------------------------------------------------------------------------------
Total nonaccrual loans                             $3,191                 $3,827
--------------------------------------------------------------------------------

Capital Resources
Total equity capital increased $1.2 million during the first quarter of 2002 and amounted to $99.2 million. This increase was principally attributable to a $2.1 million increase in retained earnings. (See the Consolidated Statements of Changes in Shareholders' Equity for additional information.)

The ratio of total equity to total assets amounted to 7.3% at March 31, 2002, compared to 7.2% at December 31, 2001. Book value per share as of March 31, 2002 and December 31, 2001 amounted to $8.26 and $8.15, respectively.

At March 31, 2002, the Corporation's Tier 1 risk-based capital ratio was 12.69% and the total risk-adjusted capital ratio was 14.33%. The Corporation's Tier 1 leverage ratio amounted to 6.91% at March 31, 2002. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at March 31, 2002 amounted to $1.7 million, representing $.14 per share payable on April 15, 2002, an increase of 7.7% over the $.13 per share declared in the fourth quarter of 2001. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results that are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60-month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet, although no 60-month horizon tolerance levels are specified. As of March 31, 2002, the Corporation's estimated exposure as a percentage of net interest income for the next 12-month period and the subsequent 12-month period thereafter (months 13 - 24), respectively, is as follows:

                                                Months 1 - 12     Months 13 - 24
---------------------------------------------- ---------------   ---------------
200 basis point increase in rates                     1.83%               3.76%
200 basis point decrease in rates                    -4.39%             -14.19%

It should be noted that an interest rate decrease of 200 basis points is extremely unlikely in the current interest rate environment, as it would bring many interest rates to at or near zero. Since this simulation assumes the Corporation's balance sheet will remain static over the 24-month simulation horizon, the results do not reflect adjustments in strategy that the Corporation could implement in response to rate shifts, and should therefore not be relied upon as a projection of net interest income.

For a complete discussion of interest rate sensitivity and liquidity, including simulation assumptions, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

The Corporation also monitors the potential change in market value of its available for sale debt securities using both parallel rate shifts of up to 200 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of March 31, 2002, an immediate 200 basis point rise in rates would result in a 4.8% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 1.2% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at March 31, 2002, including both debt and equity securities, was 5.9%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

During 1998, the Corporation entered into an interest rate floor contract with a notional principal amount of $20 million and a five-year term maturing in March 2003. The contract is intended to function as a hedge against reductions in interest income realized from prime-based loans. The Corporation receives payment for the contract if certain interest rates fall below specified levels. Effective January 1, 2001 with the adoption of SFAS No. 133, the Corporation recognized the fair value of this derivative as an asset on the balance sheet. At March 31, 2002 the carrying value of the interest rate floor contract amounted to $518 thousand and is reported in other assets.


PART II
                                OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
                  Exhibit No.
                           10.a  Change in Control Agreement
                           10.b  Amendment to Trust Agreement Under Supplemental
                                 Pension and Profit Sharing Plan
                           11    Statement re Computation of Per Share Earnings

         (b) There were no reports on Form 8-K filed during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  WASHINGTON TRUST BANCORP, INC.
                                                         (Registrant)



May 14, 2002                                By:   John C. Warren
                                            -----------------------------------
                                            John C. Warren
                                            Chairman and Chief Executive Officer
                                            (principal executive officer)





May 14, 2002                                By:   David V. Devault
                                            -----------------------------------
                                            David V. Devault
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer
                                            (principal financial and accounting
                                             officer)