Form 10-Q
period 2002-06-30
WASHINGTON TRUST BANCORP INC
filed 2002-08-14
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-Q


(Mark One)
(X) Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2002 or

( ) Transition report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
(X) Yes ( ) No



The number of shares of common stock of the registrant outstanding as of July 31, 2002 was 13,032,570.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                       For The Quarter Ended June 30, 2002

                                TABLE OF CONTENTS


PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       June 30, 2002 and December 31, 2001

Consolidated Statements of Income
       Three and Six Months Ended June 30, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity
       Six Months Ended June 30, 2002 and 2001

Consolidated Statements of Cash Flows
       Six Months Ended June 30, 2002 and 2001

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

PART I.                        FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                 (Unaudited)
                                                   June 30,        December 31,
                                                      2002             2001
--------------------------------------------------------------------------------

Assets:

Cash and due from banks                              $36,450            $30,399
Federal funds sold and other short-term investments   21,000             20,500
Mortgage loans held for sale                           1,944              7,710
Securities:
   Available for sale, at fair value                 503,992            453,956
   Held to maturity, at cost; fair value $236,121
     in 2002 and $177,595 in 2001                    230,655            175,105
--------------------------------------------------------------------------------

   Total securities                                  734,647            629,061

Federal Home Loan Bank stock, at cost                 24,582             23,491

Loans                                                742,987            605,645
Less allowance for loan losses                        15,466             13,593
--------------------------------------------------------------------------------

   Net loans                                         727,521            592,052

Premises and equipment, net                           24,478             22,102
Accrued interest receivable                            8,035              7,124
Goodwill                                              22,695                  -
Other assets                                          33,101             29,790
--------------------------------------------------------------------------------

   Total assets                                   $1,634,453         $1,362,229
--------------------------------------------------------------------------------

Liabilities:

Deposits:
   Demand                                           $160,130           $134,783
   Savings                                           428,942            316,953
   Time                                              468,372            365,140
--------------------------------------------------------------------------------

   Total deposits                                  1,057,444            816,876

Dividends payable                                      1,824              1,569
Federal Home Loan Bank advances                      432,731            431,490
Other borrowings                                       6,660              2,087
Accrued expenses and other liabilities                13,776             12,270
--------------------------------------------------------------------------------

   Total liabilities                               1,512,435          1,264,292
--------------------------------------------------------------------------------

Shareholders' Equity:

Common stock of $.0625 par value; authorized
   30 million shares; issued 13,086,795 shares
   in 2002 and 12,065,283 shares in 2001                 818                754
Paid-in capital                                       28,798             10,696
Retained earnings                                     85,378             81,114
Accumulated other comprehensive income                 8,183              6,416
Treasury stock, at cost; 60,167 shares in 2002
   and 54,102 shares in 2001                          (1,159)            (1,043)
--------------------------------------------------------------------------------

   Total shareholders' equity                        122,018             97,937
--------------------------------------------------------------------------------

   Total liabilities and shareholders' equity     $1,634,453         $1,362,229
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                   (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                                               except per share data)


                                                                                           (Unaudited)
                                                                              Three Months             Six Months
Periods ended June 30,                                                      2002        2001         2002        2001
----------------------------------------------------------------------------------------------------------------------

Interest income:
   Interest and fees on loans                                             $12,823     $12,659      $23,804     $25,820
   Interest from securities                                                 9,307       8,691       17,495      17,081
   Dividends on corporate stock and Federal Home Loan Bank stock              497         582          980       1,199
   Interest on federal funds sold and other short-term investments             46         180          108         383
-----------------------------------------------------------------------------------------------------------------------

   Total interest income                                                   22,673      22,112       42,387      44,483
-----------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                                         1,182       1,386        2,153       2,754
   Time deposits                                                            4,340       4,872        8,463      10,047
   Federal Home Loan Bank advances                                          5,510       6,529       10,729      12,754
   Other                                                                       20          25           37          53
-----------------------------------------------------------------------------------------------------------------------

   Total interest expense                                                  11,052      12,812       21,382      25,608
-----------------------------------------------------------------------------------------------------------------------

Net interest income                                                        11,621       9,300       21,005      18,875
Provision for loan losses                                                     100         150          200         350
-----------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                        11,521       9,150       20,805      18,525
-----------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Trust and investment management                                          2,667       2,735        5,232       5,308
   Service charges on deposit accounts                                        975         920        1,802       1,786
   Merchant processing fees                                                   776         650        1,222         991
   Net gains on loan sales                                                    398         627          914         836
   Income from bank-owned life insurance                                      285         279          573         551
   Net gains on sales of securities                                           381         403          672         408
   Other income                                                               303         355          598         678
-----------------------------------------------------------------------------------------------------------------------

   Total noninterest income                                                 5,785       5,969       11,013      10,558
-----------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Salaries and employee benefits                                           6,008       5,168       11,583      10,359
   Net occupancy                                                              670         629        1,295       1,352
   Equipment                                                                  798         809        1,583       1,634
   Legal, audit and professional fees                                         221         524          394         836
   Merchant processing costs                                                  614         530          971         800
   Advertising and promotion                                                  436         275          676         479
   Office supplies                                                            166         164          286         328
   Acquisition related expenses                                               605           -          605           -
   Litigation settlement cost                                                   -           -            -       4,800
   Other                                                                    1,956       1,675        3,245       2,934
-----------------------------------------------------------------------------------------------------------------------

   Total noninterest expense                                               11,474       9,774       20,638      23,522
-----------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                  5,832       5,345       11,180       5,561
Income tax expense                                                          1,808       1,545        3,412       1,607
-----------------------------------------------------------------------------------------------------------------------

   Net income                                                              $4,024      $3,800       $7,768      $3,954
-----------------------------------------------------------------------------------------------------------------------

Per share information:
   Basic earnings per share                                                  $.31        $.32         $.62        $.33
   Diluted earnings per share                                                $.31        $.31         $.62        $.32
   Cash dividends declared per share                                         $.14        $.13         $.28        $.26

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                     (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Unaudited)



                                                                               Accumulated
                                                                                  Other
                                         Common     Paid-in     Retained      Comprehensive     Treasury
Six months ended June 30,                Stock      Capital     Earnings          Income          Stock       Total
------------------------------------------------------------------------------------------------------------------------

Balance at January 1, 2001                $750        $10,144     $74,265         $4,027             $-        $89,186
Net income                                                          3,954                                        3,954
Cumulative effect of change in
   accounting principle, net of tax                                                 (391)                         (391)
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                              2,138                         2,138
   Reclassification adjustments                                                     (402)                         (402)
                                                                                                               ---------
Comprehensive income                                                                                             5,299
Cash dividends declared                                           (3,129)                                       (3,129)
Shares issued                                3            302                                                      305
------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2001                  $753        $10,446     $75,090         $5,372             $-        $91,661
------------------------------------------------------------------------------------------------------------------------



Balance at January 1, 2002                $754        $10,696     $81,114         $6,416          $(1,043)     $97,937
Net income                                                          7,768                                        7,768
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                              2,426                         2,426
   Reclassification adjustments                                                     (659)                         (659)
                                                                                                               --------
Comprehensive income                                                                                             9,535
Cash dividends declared                                           (3,504)                                       (3,504)
Shares issued                                            (153)                                        420          267
Shares issued for acquisition               64         18,255                                                   18,319
Shares repurchased                                                                                   (536)        (536)
------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002                  $818        $28,798     $85,378         $8,183          $(1,159)    $122,018
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                              (Unaudited)
Six months ended June 30,                                2002             2001
--------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                          $7,768            $3,954
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                            200               350
     Depreciation of premises and equipment             1,459             1,470
     Amortization of premium in excess of accretion of
       discount on debt securities                        508                59
     Increase in bank-owned life insurance               (573)             (551)
     Depreciation (appreciation) of derivative
       instruments                                        324              (285)
     Net accretion of intangibles                          (8)                -
     Net gains on sales of securities                    (672)             (408)
     Net gains on loan sales                             (914)             (836)
     Proceeds from sales of loans                      39,297            40,967
     Loans originated for sale                        (32,740)          (42,981)
     (Increase) decrease in accrued interest receivable  (437)              122
     Increase in other assets                            (594)           (1,968)
     Decrease in accrued expenses and other liabilities(2,362)           (1,377)
     Other, net                                           350               501
--------------------------------------------------------------------------------

   Net cash provided (used) by operating activities    11,606              (983)
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                       (145,737)         (115,035)
     Proceeds from sales                               28,603               238
     Maturities and principal repayments               76,505            71,425
   Securities held to maturity:
     Purchases                                        (84,828)          (53,257)
     Maturities and principal repayments               29,189            12,157
   Purchase of Federal Home Loan Bank stock                 -            (3,933)
   Principal collected on loans under loan
     originations                                     (22,175)          (12,918)
   Proceeds from sales of other real estate owned          13               150
   Purchases of premises and equipment                 (1,293)           (2,917)
   Cash acquired, net of payment made for acquisition  34,506                 -
--------------------------------------------------------------------------------

   Net cash used in investing activities              (85,217)         (104,090)
--------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in deposits                           103,054            18,675
   Net increase in other borrowings                     1,719             2,861
   Proceeds from Federal Home Loan Bank advances      366,000           490,000
   Repayment of Federal Home Loan Bank advances      (387,007)         (408,549)
   Purchase of treasury stock                            (536)                -
   Net effect of common stock transactions                181               111
   Cash dividends paid                                 (3,249)           (3,003)
--------------------------------------------------------------------------------

   Net cash provided by financing activities           80,162           100,095
--------------------------------------------------------------------------------

   Net increase (decrease) in cash and cash
     equivalents                                        6,551            (4,978)
   Cash and cash equivalents at beginning of year      50,899            43,860
--------------------------------------------------------------------------------

   Cash and cash equivalents at end of period         $57,450           $38,882
--------------------------------------------------------------------------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                               (Unaudited)
Six months ended June 30,                                2002               2001
--------------------------------------------------------------------------------

Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate
     owned (OREO)                                        $ -                $168
   Loans charged off                                      209                122
   Increase in unrealized gain on securities available
     for sale, net of tax                               1,767              1,345
   Increase in paid-in capital resulting from tax
     benefits on stock option exercises                    86                194

In conjunction with the purchase acquisition detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired                        $204,807                 $-
Less liabilities assumed                              166,753                  -

Supplemental Disclosures:
   Interest payments                                  $21,218            $26,203
   Income tax payments                                  4,600              2,932

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements present fairly the Corporation's financial position as of June 30, 2002 and December 31, 2001 and the results of operations and cash flows for the interim periods presented.

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

(2) New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations". SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. Therefore, this Statement eliminated the use of the pooling-of-interests method for accounting for business combinations. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

Also in June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." This Statement addresses financial accounting and reporting for acquired goodwill and other intangible assets and supersedes APB Opinion No. 17, "Intangible Assets." It addresses how intangible assets that are acquired individually or with a group of other assets (but not those acquired in a business combination) should be accounted for in financial statements upon their acquisition. This Statement also addresses how goodwill and other intangible assets should be accounted for after they have been initially recognized in the financial statements. The provisions of this Statement were required to be applied starting with fiscal years beginning after December 15, 2001.

The adoption of the foregoing pronouncements did not have a material impact on the Corporation's financial statements with respect to any business combinations that occurred prior to 2002. SFAS Nos. 141 and 142 were applied to the acquisition of First Financial Corp., which was completed on April 16, 2002. See
Note 3 to the Consolidated Financial Statements for discussion of the First Financial Corp. acquisition.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement established a single accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, broadened the presentation of discontinued operations to include more disposal transactions, and resolves significant implementation issues related to SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The adoption of this pronouncement did not have a material impact on the Corporation's financial statements.

(3) Acquisition
On April 16, 2002, the Corporation completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank. The results of First Financial Corp.'s operations have been included in the Corporation's Consolidated Statements of Income since that date. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Corporation closed the Richmond and North Kingstown offices and consolidated them into existing Washington Trust banking offices in May 2002. Pursuant to the Agreement and Plan of Merger dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into Washington Trust Bancorp, Inc. and the merger of First Bank and Trust Company with and into The Washington Trust Company. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations" and the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" were also applied.

The Corporation issued 1,021,512 common shares and paid $19.4 million in cash to the First Financial Corp. shareholders in connection with the acquisition. The total purchase price of First Financial Corp. was $38.1 million. Shareholders of First Financial common stock received 0.842 of a Washington Trust share plus $16.00 in cash for each share of First Financial common stock, with cash paid in lieu of fractional shares.

The following table summarizes the fair values of the assets acquired and liabilities assumed for First Financial Corp. at the date of acquisition. The Corporation expects that some adjustments of the fair values assigned to the assets acquired and liabilities assumed at April 16, 2002 may be subsequently recorded, although such adjustments are not expected to be material. A substantial portion of the First Financial Corp. investment portfolio was liquidated prior to April 16, 2002.

(Dollars in thousands)                                                 April 16,
                                                                          2002
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                                                  $43,034
Short-term investments                                                    11,208
Investments                                                                6,521
Federal Home Loan Bank stock                                               1,091
Net loans                                                                113,703
Premises and equipment, net                                                2,539
Accrued interest receivable                                                  474
Goodwill                                                                  21,866
Other assets                                                               4,371
--------------------------------------------------------------------------------

Total assets acquired                                                   $204,807
--------------------------------------------------------------------------------

Liabilities:
Deposits                                                                $137,729
Federal Home Loan Bank advances                                           22,303
Other borrowings                                                           2,854
Accrued expenses and other liabilities                                     3,867
--------------------------------------------------------------------------------
Total liabilities acquired                                              $166,753
--------------------------------------------------------------------------------
Net assets acquired                                                      $38,054
--------------------------------------------------------------------------------

Other assets included core deposit intangibles of $1.8 million with an average useful life of 10 years.

(4) Securities

Securities available for sale are summarized as follows:

                                                       Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
June 30, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 53,147          $ 2,152             $   -         $ 55,299
Mortgage-backed securities                               356,779            6,630             (325)          363,084
Corporate bonds                                           62,145            1,206           (1,445)           61,906
Corporate stocks                                          19,118            5,693           (1,108)           23,703
---------------------------------------------------------------------------------------------------------------------
Total                                                    491,189           15,681           (2,878)          503,992
---------------------------------------------------------------------------------------------------------------------
December 31, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   64,368            2,348               (1)           66,715
Mortgage-backed securities                               296,729            4,411           (1,090)          300,050
Corporate bonds                                           64,934            1,130           (1,915)           64,149
Corporate stocks                                          17,752            5,938             (648)           23,042
---------------------------------------------------------------------------------------------------------------------
Total                                                   $443,783          $13,827          $(3,654)         $453,956
---------------------------------------------------------------------------------------------------------------------

For the six months ended June 30, 2002, proceeds from sales of securities available for sale amounted to $28.6 million while net realized gains on these sales amounted to $672 thousand.

Securities held to maturity are summarized as follows:

                                                      Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
June 30, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  $ 6,000             $112             $  -           $ 6,112
Mortgage-backed securities                               204,838            4,569                -           209,407
States and political subdivisions                         19,817              785                -            20,602
---------------------------------------------------------------------------------------------------------------------
Total                                                    230,655            5,466                -           236,121
---------------------------------------------------------------------------------------------------------------------
December 31, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                    8,311              307                -             8,618
Mortgage-backed securities                               146,702            1,753              (48)          148,407
States and political subdivisions                         20,092              485               (7)           20,570
---------------------------------------------------------------------------------------------------------------------
Total                                                   $175,105           $2,545             $(55)         $177,595
---------------------------------------------------------------------------------------------------------------------

There were no sales of securities held to maturity during the six months ended June 30, 2002.

Securities available for sale and held to maturity with a fair value of $458.0 million and $394.4 million were pledged in compliance with state regulations
concerning   trust  powers  and  to  secure  Treasury  Tax  and  Loan  deposits, borrowings, and public deposits at June 30, 2002 and December 31, 2001, respectively. In addition, securities available for sale and held to maturity with a fair value of $28.6 million and $28.4 million were collateralized for the discount window at the Federal Reserve Bank at June 30, 2002 and December 31, 2001, respectively. There were no borrowings with the Federal Reserve Bank at either date.

(5) Loan Portfolio
The following is a summary of loans:

                                                     June 30,       December 31,
                                                       2002             2001
--------------------------------------------------------------------------------

Commercial:
    Mortgages (1)                                    $185,918           $118,999
    Construction and development (2)                   11,432              1,930
    Other (3)                                         175,245            139,704
--------------------------------------------------------------------------------

Total commercial                                      372,595            260,633

Residential real estate:
    Mortgages (4)                                     236,652            223,681
    Homeowner construction                             12,439             11,678
--------------------------------------------------------------------------------

Total residential real estate                         249,091            235,359

Consumer                                              121,301            109,653
--------------------------------------------------------------------------------

    Total loans                                      $742,987           $605,645
--------------------------------------------------------------------------------

(1) Amortizing mortgages, primarily secured by income producing property
(2) Loans for construction of residential and commercial properties and for land development
(3) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate
(4) A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 9 to the Consolidated Financial Statements for additional discussion of FHLB borrowings)

(6) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

                                                                       Three Months                Six Months
                                                                 ------------------------------------------------------

Periods ended June 30,                                              2002           2001        2002             2001
---------------------------------------------------------------------------------------------------------------------

Balance at beginning of period                                     $13,665       $13,431      $13,593        $13,135
Allowance on acquired loans                                          1,829             -        1,829              -
Provision charged to expense                                           100           150          200            350
Recoveries of loans previously charged off                              24           134           53            267
Loans charged off                                                     (152)          (85)       (209)           (122)
---------------------------------------------------------------------------------------------------------------------

Balance at end of period                                           $15,466       $13,630      $15,466        $13,630
---------------------------------------------------------------------------------------------------------------------

(7) Goodwill and other intangibles
The second quarter 2002 acquisition of First Financial Corp. resulted in the recording of goodwill of $22.7 million. Included in this amount were $829 thousand of business combination costs (primarily legal, accounting and investment advisor fees) capitalized in accordance with accounting principles generally accepted in the United States of America. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill acquired in business combinations after June 30, 2001 will not be amortized.

Included in other assets at June 30, 2002 and December 31, 2001, were core deposit intangibles with carrying values of $2.3 million and $669 thousand, respectively. In conjunction with the 2002 First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million. Amortization of core deposit intangibles, included in other noninterest expense, amounted to $141 thousand and $32 thousand for the second quarter of 2002 and 2001, respectively. Comparable amounts for the six months ended June 30, 2002 and 2001 were $174 thousand and $65 thousand, respectively.


(8) Derivative Financial Instruments
The Corporation was party to a five-year interest rate floor contract with a notional amount of $20 million that was to mature in February 2003. The floor contract entitled the Corporation to receive payment from a counterparty if the three-month LIBOR rate fell below 5.50%. The Corporation and the counterparty agreed to an early termination date of May 7, 2002 and the Corporation received a final payment from the counterparty of $606 thousand.

The Corporation recognized the fair value of this derivative as an asset on the balance sheet and changes in fair value were recorded in current earnings. The carrying value of the interest rate floor contract amounted to $739 thousand at December 31, 2001. Included in interest income in the second quarter of 2002 and 2001, was appreciation in value amounting to $8 thousand and $16 thousand, respectively. Included in interest income for the six months ended June 30, 2002 was $229 thousand of depreciation in value through the termination date.
Included in interest income for the six months ended June 30, 2001 was $270 thousand of appreciation in value of the interest rate floor contract.

The Corporation recognizes commitments to originate and commitments to sell fixed rate mortgage loans as derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At June 30, 2002 and December 31, 2001, the carrying value of these commitments amounted to ($9) thousand and $86 thousand, respectively. Changes in fair value are recorded in current earnings and amounted to $2 thousand and $33 thousand of appreciation in value for the three months ended June 30, 2002 and 2001, respectively. Included in earnings for the six months ended June 30, 2002 and 2001, was ($95) thousand of depreciation and $24 thousand of appreciation in value, respectively.


(9) Borrowings
Federal Home Loan Bank advances outstanding are summarized below:

(Dollars in thousands)                                June 30,      December 31,
                                                        2002            2001
--------------------------------------------------------------------------------

FHLB advances                                         $432,731          $431,490
--------------------------------------------------------------------------------

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at June 30, 2002 and December 31, 2001. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances ("FHLB borrowings"). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to secure FHLB borrowings at June 30, 2002 and December 31, 2001. Included in the collateral were securities available for sale and held to maturity with a fair value of $433.2 million and $376.5 million that were specifically pledged to secure FHLB borrowings at June 30, 2002 and December 31, 2001, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

The following is a summary of other borrowings:

(Dollars in thousands)                                June 30,      December 31,
                                                        2002            2001
--------------------------------------------------------------------------------

Treasury, Tax and Loan demand note balance              $3,345            $1,583
Securities sold under repurchase agreements              2,862                 -
Other                                                      453               504
--------------------------------------------------------------------------------

Other borrowings                                        $6,660            $2,087
--------------------------------------------------------------------------------

INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of June 30, 2002, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 2002 and 2001, changes in shareholders' equity and cash flows for the six-month periods ended June 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Corporation's management.

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

Providence, Rhode Island
July 18, 2002

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

Acquisition
On April 16, 2002, the Corporation completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank, headquartered in Providence, Rhode Island. First Bank and Trust Company operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Richmond and North Kingstown offices were closed and consolidated into existing Washington Trust banking offices in May 2002. The Corporation issued 1,021,512 common shares and paid $19.4 million in cash to First Financial Corp. shareholders in connection with the acquisition. The total purchase price of First Financial Corp. was $38.1 million. The Corporation recorded $22.7 million of goodwill and $1.8 million of core deposit intangibles in connection with this acquisition. In addition, the Corporation incurred special charges relating to the acquisition of $605 thousand ($417 thousand, net of tax). See Note 3 to the Consolidated Financial Statements for additional information concerning the acquisition.

Results of Operations
The Corporation reported net income of $4.0 million, or $.31 per diluted share, for the three months ended June 30, 2002. Net income for second quarter of 2001 amounted to $3.8 million, or $.31 per diluted share. In the second quarter of 2002, the Corporation completed the acquisition of First Financial Corp., parent company of First Bank and Trust Company. Second quarter 2002 results included special charges relating to the acquisition of $605 thousand ($417 thousand, net of tax). On an operating basis, exclusive of these special charges, earnings for the three months ended June 30, 2002 amounted to $4.4 million, or $.34 per diluted share, up 16.9% on a dollar basis and 9.7% on a diluted per share basis from the earnings reported for the same quarter a year ago. The Corporation's rates of return on average assets and average equity for the three months ended June 30, 2002 were 1.03% and 13.68%, respectively. On an operating basis, the Corporation's return on average assets and average equity for the quarter ended June 30, 2002 were 1.14% and 15.09%. Comparable amounts for the second quarter of 2001 were 1.18% and 16.72%, respectively.

Net income for the six months ended June 30, 2002 amounted to $7.8 million, or $.62 per diluted share. Operating earnings for the first six months of 2002 amounted to $8.2 million, or $.65 per diluted share, up 12.2% on a dollar basis and 8.3% on a diluted per share basis from the $7.3 million, or $.60 per diluted share earned in the comparable 2001 period. Operating earnings exclude 2002 acquisition costs of $417 thousand, net of tax and a 2001 litigation settlement of $3.3 million, net of tax. The Corporation's rates of return on average assets and average equity for the six months ended June 30, 2002 were 1.07% and 14.27%, respectively. On an operating basis, the Corporation's return on average assets and average equity for the first six months of 2002 were 1.12% and 15.04%. Comparable amounts for the 2001 period, on an operating basis, were 1.16% and 16.01%, respectively.

For the three months ended June 30, 2002, net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) amounted to $11.6 million, up 25% from the $9.3 million earned in the second quarter of 2001. Net interest income for the six months ended June 30, 2002 amounted to $21.0 million, up 11.3% from the $18.9 million earned in the corresponding 2001 period. These increases are primarily attributable to the purchase of First Financial Corp. in the second quarter of 2002. (See additional discussion under the caption "Net Interest Income".)

The Corporation's provision for loan losses was $100 thousand and $150 thousand in the second quarter of 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001, the provision for loan losses amounted to $200 thousand and $350 thousand, respectively. The allowance for loan losses increased from $13.6 million at December 31, 2001 to $15.5 million at June 30, 2002 due to the $1.8 million allowance on acquired First Bank and Trust Company loans and the year to date 2002 provision and recoveries, net of charge-offs. The provision for the three-month and six-month periods ended June 30, 2002 decreased compared to the same periods last year due to management's belief that the allowance for loan losses is at a reasonable level based on its current evaluation. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

Other noninterest income (noninterest income excluding net gains on sales of securities) amounted to $5.4 million for the quarter ended June 30, 2002, compared to $5.6 million for the second quarter of 2001. For the six months ended June 30, 2002, other noninterest income amounted to $10.3 million, up by $191 thousand from the comparable 2001 period. This increase is mainly attributable to increases in merchant processing fees, offset in part by lower trust and investment management revenues. Merchant processing fees for the six months ended June 30, 2002 amounted to $1.2 million, up $231 thousand or 23.3%, from $991 thousand earned for the six months ended June 30, 2001. Increases in merchant transaction volume, as well as the addition of new merchant accounts in 2002, are primarily responsible for the increase in merchant processing fees. Trust and investment management revenue totaled $5.2 million for the six months ended June 30, 2002, compared to $5.3 million for the corresponding 2001 period. Revenue growth has slowed reflecting financial market declines. The market value of trust and investment management assets under administration amounted to $1.5 billion and $1.6 billion at June 30, 2002 and December 31, 2001, respectively.

Net realized securities gains for the three months ended June 30, 2002 amounted to $381 thousand, compared to $403 thousand for the comparable 2001 period. Included in net realized gains for the second quarter of 2002 and 2001 were gains totaling $381 thousand and $351 thousand, respectively, related to annual contributions of appreciated equity securities to the Corporation's charitable foundation. The costs associated with the contributions amounted to $403 thousand and $353 thousand and were included in other noninterest expenses in the second quarter of 2002 and 2001, respectively. For the six months ended June 30, 2002, net realized securities gains totaled $672 million, compared to $408 million for the same period in 2001.

For the quarter ended June 30, 2002, total operating noninterest expense (total noninterest expense excluding the second quarter acquisition-related expenses of $605 thousand and the 2001 litigation settlement of $4.8 million) amounted to $10.9 million, an increase of 11.2% from the comparable 2001 amount. For the six months ended June 30, 2002, total operating noninterest expense amounted to $20.0 million, up 7.0% from $18.7 million for the first six months of 2001. Salaries and benefit expense amounted to $11.6 million for the six months ended June 30, 2002, up $1.2 million or 11.8%, from the $10.4 million reported for the comparable period in 2001. In addition, advertising and promotion expenses were up $197 thousand for the six months ended June 30, 2002 compared to the same period in 2001.

Income tax expense amounted to $3.4 million and $1.6 million for the six months ended June 30, 2002 and 2001, respectively. The Corporation's effective tax rate for the first six months of 2002 was 30.5%, compared to 28.9% for the corresponding 2001 period. The increase in the effective tax rate was primarily due to the effect of the 2001 litigation settlement on the 2001 effective tax rate.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the six months ended June 30, 2002 amounted to $21.5 million, up $2.1 million or 11.0% from the same 2001 period. For the six months ended June 30, 2002, average interest-earning assets amounted to $1.360 billion, up $169.4 million, or 14.2%, over the comparable 2001 amount due to growth in securities and loans. Deposit growth and Federal Home Loan Bank ("FHLB") advances funded the growth in securities and loans. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the six months ended June 30, 2002 and 2001 were 3.19% and 3.28%, respectively. The interest rate spread increased slightly to 2.77% for the six months ended June 30, 2002. The yield on total interest-earnings assets declined 126 basis points to 6.36%, while the cost of interest-bearing liabilities decreased 129 basis points to 3.59%. The increase in average interest-earnings assets was primarily responsible for the decrease in the net interest margin.

Total average securities rose $117.5 million, or 20.0%, over the comparable prior year period, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 5.44% for the six months ended June 30, 2002, compared to 6.57% for the same 2001 period. The decrease in yields on securities reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on investment purchases in 2002 relative to the prior year.

The yield on average total loans amounted to 7.34% for the six months ended June 30, 2002, down 129 basis points from 8.63% for the comparable 2001 period. This decline is primarily due to lower marginal yields on floating and adjustable rate loans for the first half of 2002 as compared to the prior year period and a decline in yields on new loan originations. Average loans for the six months ended June 30, 2002 rose $51.8 million over the prior year and amounted to $656.4 million. Average commercial loans rose 22.4% to $304.5 million while the yield on commercial loans declined 165 basis points to 7.89%. Included in interest income on commercial loans for the six months ended June 30, 2002, was $229 thousand of depreciation in value of the interest rate floor contract through the termination of the contract in May 2002 (See additional discussion in Note 8 "Derivative Financial Instruments"). Appreciation in the value of the interest rate contract for the same prior year period amounted to $270 thousand. Average residential real estate loans amounted to $237.6 million, down 6.1% from the prior year level. The yield on residential real estate loans decreased 64 basis points from the prior year period, amounting to 7.19%. Average consumer loans rose 11.3% over the prior year. The yield on consumer loans amounted to 6.17%, a decrease of 227 basis points from the prior year yield of 8.44% mainly due to a decline in yield on home equity lines.

Average interest-bearing liabilities increased 13.7% to $1.203 billion at June 30, 2002. Due to lower rates paid on both borrowed funds and deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 3.59% for the six months ended June 30, 2002, down from 4.88% for the comparable 2001 period. Average savings deposits for the six months ended June 30, 2002 increased $69.9 million, or 25.6%, to $342.6 million from the comparable 2001 amount. The rate paid on savings deposits for the first six months of 2002 was 1.27%, compared to 2.04% for the same 2001 period. Average time deposits increased $68.6 million to $425.5 million with a decrease of 167 basis points in the rate paid. For the six months ended June 30, 2002, average demand deposits, an interest-free funding source, were up by $30.4 million, or 29.6%, from the same prior year period. Average FHLB advances for the six months ended June 30, 2002 amounted to $431.2 million, up 1.3% from the comparable 2001 amount. The average rate paid on FHLB advances for the six months ended June 30, 2002 was 5.02%, a decrease of 102 basis points from the prior year rate.

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

Six months ended June 30,                                   2002                                2001
-------------------------------------------- ------------------------------------ ----------------------------------
                                           Average                     Yield/     Average                     Yield/
(Dollars in thousands)                     Balance      Interest       Rate       Balance      Interest       Rate
---------------------------------------- ------------- ----------- ----------- -------------- ----------- ----------
Assets:
Residential real estate loans              $237,551       $8,467       7.19%      $253,039      $9,821        7.83%
Commercial and other loans                  304,534       11,922       7.89%       248,876      11,768        9.54%
Consumer loans                              114,323        3,496       6.17%       102,681       4,298        8.44%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              656,408       23,885       7.34%       604,596      25,887        8.63%
Federal funds sold  and other
  short-term investments                     13,233          108       1.64%        15,436         383        5.00%
Taxable debt securities                     628,022       17,077       5.48%       512,207      16,597        6.53%
Nontaxable debt securities                   19,908          644       6.53%        22,588         744        6.64%
Corporate stocks and FHLB stock              42,871        1,180       5.55%        36,260       1,376        7.66%
--------------------------------------------------------------------------------------------------------------------
   Total securities                         704,034       19,009       5.44%       586,491      19,100        6.57%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,360,442       42,894       6.36%     1,191,087      44,987        7.62%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                  95,475                                 69,740
--------------------------------------------------------------------------------------------------------------------
   Total assets                         $1,455,9177                             $1,260,827
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Savings deposits                           $342,591       $2,153       1.27%      $272,662      $2,754        2.04%
Time deposits                               425,452        8,463       4.01%       356,866      10,048        5.68%
FHLB advances                               431,161       10,729       5.02%       425,678      12,753        6.04%
Other                                         3,393           37       2.22%         2,134          53        4.99%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities     1,202,597       21,382       3.59%     1,057,340      25,608        4.88%
Demand deposits                             133,150                                102,707
Non interest-bearing liabilities             11,303                                  9,624
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,347,050                              1,169,671
Total shareholders' equity                  108,867                                 91,156
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,455,917                             $1,260,827
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $21,512                               $19,379
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    2.77%                                  2.74%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    3.19%                                  3.28%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,                                 2002              2001
--------------------------------------------------------------------------------

Commercial and other loans                                $ 81              $ 67
Nontaxable debt securities                                 225               260
Corporate stocks                                           201               177


Financial Condition and Liquidity
Total assets rose from $1.362 billion at December 31, 2001 to $1.634 billion at June 30, 2002. This increase was primarily attributable to the purchase of First Financial Corp. in the second quarter of 2002. Average assets totaled $1.456 billion for the six months ended June 30, 2002, up 15.5% over the comparable 2001 period.

Securities Available for Sale - The carrying value of securities available for sale at June 30, 2002 amounted to $504.0 million, compared to the December 31, 2001 amount of $454.0 million. The net unrealized gains on securities available for sale amounted to $12.8 million at June 30, 2002 and $10.2 million at December 31, 2001.

Securities Held to Maturity - The carrying value of securities held to maturity amounted to $230.7 million at June 30, 2002, up 31.7% from $175.1 million at December 31, 2001. This increase was due to purchases of mortgage-backed securities. The net unrealized gain on securities held to maturity amounted to $5.5 million at June 30, 2002, compared to $2.5 million at December 31, 2001. This increase was attributable to the effects of decreases in medium and long-term interest rates that occurred during the second quarter of 2002.

Loans - At June 30, 2002, total loans amounted to $743.0 million, up by $137.3 million from the December 31, 2001 balance of $605.6 million. This increase was primarily a result of the acquisition of First Financial Corp. Residential real estate loans were also impacted by the refinancing of fixed rate residential loans being sold into the secondary market. For the six months ended June 30, 2002, average residential real estate loans decreased $15.5 million from the prior year. Total residential real estate loans amounted to $249.1 million at June 30, 2002, up from the December 31, 2001 balance of $235.4 million. Commercial loans increased $112.0 million from December 31, 2001 to $372.6 million at June 30, 2002. Total consumer loans amounted to $121.3 million at June 30, 2002, an increase of $11.6 million from December 31, 2001 due mainly to growth in home equity lines.

Deposits - Total deposits amounted to $1.057 billion at June 30, 2002, up $240.6 million or 29.4% from December 31, 2001. Included in this amount are $137.7 million of deposits acquired from First Financial Corp. Savings deposits amounted to $428.9 million at June 30, 2002, an increase of $112.0 million from December 31, 2001. Time deposits increased $103.2 million, or 28.3%, from December 31, 2001 and amounted to $468.4 million at June 30, 2002. Demand deposits amounted to $160.1 million at June 30, 2002, up $25.3 million from the December 31, 2001 balance. Excluding the amounts acquired, the most significant area of deposit growth in 2002 was in savings accounts.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs and to purchase securities. FHLB advances amounted to $432.7 million at June 30, 2002, compared to $431.5 million at December 31, 2001. In addition, other borrowings outstanding at June 30, 2002 and December 31, 2001 amounted to $6.7 million and $2.1 million, respectively.

For the six months ended June 30, 2002, net cash provided by operations amounted to $11.6 million. Proceeds from sales of loans in the first six months of 2002 amounted to $39.3 million, while loans originated for sale amounted to $32.7 million. Net cash used in investing activities amounted to $85.2 million and was primarily used to purchase securities. Included in net cash used in investing activities for the six months ended June 30, 2002 was $34.5 million of cash acquired, net of payment made for the acquisition of First Financial Corp. A substantial portion of the First Financial Corp. investment portfolio was liquidated prior to the date of acquisition. Net cash provided by financing activities was $80.2 million, the majority of which was derived from deposits. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

                                                   June 30,         December 31,
 (Dollars in thousands)                              2002               2001
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due            $2,024               $2,195
Nonaccrual loans less than 90 days past due           2,018                1,632
--------------------------------------------------------------------------------
Total nonaccrual loans                                4,042                3,827
Other real estate owned                                  30                   30
--------------------------------------------------------------------------------
Total nonperforming assets                           $4,072               $3,857
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans        .54%                 .63%
Nonperforming assets as a percentage of total assets   .25%                 .28%
Allowance for loan losses to nonaccrual loans       382.63%              355.20%
Allowance for loan losses to total loans              2.08%                2.24%

Not included in the analysis of nonperforming assets at June 30, 2002 above are approximately $20 thousand of loans greater than 90 days past due and still accruing. These loans consist primarily of commercial loans secured by real estate. As of December 31, 2001, no accruing loans were 90 days or more past due.

Impaired loans consist of all nonaccrual commercial loans. At June 30, 2002, the recorded investment in impaired loans was $2.3 million, which had a related allowance amounting to $95 thousand. During the six months ended June 30, 2002, the average recorded investment in impaired loans was $2.1 million. Also during this period, interest income recognized on impaired loans amounted to approximately $41 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

                                                 June 30,           December 31,
  (Dollars in thousands)                           2002                 2001
--------------------------------------------------------------------------------
Residential real estate                             $ 993                 $1,161
Commercial:
   Mortgages                                          784                  1,472
   Other                                            1,483                    509
Consumer                                              782                    685
--------------------------------------------------------------------------------
Total nonaccrual loans                             $4,042                 $3,827
--------------------------------------------------------------------------------

Capital Resources
Total equity capital increased $24.1 million, or 24.6%, during the first six months of 2002 and amounted to $122.0 million. This increase was principally attributable to common stock issued in connection with the acquisition of First Financial Corp. (See the Consolidated Statements of Changes in Shareholders' Equity and Note 3 to the Consolidated Financial Statements for additional information.)

The ratio of total equity to total assets amounted to 7.5% at June 30, 2002, compared to 7.2% at December 31, 2001. Book value per share as of June 30, 2002 and December 31, 2001 amounted to $9.37 and $8.15, respectively.

At June 30, 2002, the Corporation's Tier 1 risk-based capital ratio was 10.21% and the total risk-adjusted capital ratio was 11.70%. The Corporation's Tier 1 leverage ratio amounted to 5.83% at June 30, 2002. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at June 30, 2002 amounted to $1.8 million, representing $.14 per share payable on July 15, 2002, consistent with the dividend declared in the first quarter of 2002. The source of funds for dividends paid by the Corporation is dividends received from its subsidiary bank. The subsidiary bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Recent Accounting Developments
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and is effective for financial statements issued for all fiscal years beginning after June 15, 2002. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results that are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60-month period. The simulation results are reviewed to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 12-month, 24-month and 60-month horizon, and to develop appropriate strategies to manage this exposure. As of June 30, 2002, the Corporation's estimated exposure as a percentage of net interest income for the first 12-month period, the subsequent 12-month period thereafter (months 13 - 24), and months 1-60, respectively, is as follows:

                                      Months             Months          Months
                                      1 - 12             13-24           1 - 60
  ------------------------------------------------------------------------------

  200 basis point increase in rates    3.09%               3.27%           4.04%
  200 basis point decrease in rates   -5.55%             -13.15%         -15.65%

It should be noted that an interest rate decrease of 200 basis points is extremely unlikely in the current interest rate environment, as it would bring many interest rates to at or near zero. Since this simulation assumes the Corporation's balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the Corporation could implement in response to rate shifts, and should not be relied upon as a estimate of future net interest income.

For a complete discussion of interest rate sensitivity and liquidity, including simulation assumptions, see the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

The Corporation also monitors the potential change in market value of its available for sale debt securities using both rate shifts of up to 400 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of June 30, 2002, an immediate 200 basis point rise in rates would result in a 3.6% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 1.4% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at June 30, 2002, including both debt and equity securities, was 4.1%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

On May 7, 2002, the Corporation terminated a five-year interest rate floor contract with a notional amount of $20 million that was to mature in February 2003. The floor contract was intended to function as a hedge against reductions in interest income realized from prime-based loans and entitled the Corporation to receive payment from a counterparty if the three-month LIBOR rate fell below 5.50%. In connection with the early termination, the Corporation agreed to a final payment from the counterparty of $606 thousand. The Corporation recognized the fair value of this derivative as an asset on the balance sheet and changes in fair value were recorded in current earnings.

PART II
                                OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
  (a)  The Annual Meeting of Shareholders was held on April 23, 2002.

  (b)  The results of matters voted upon are presented below.
       i.  Election of Directors to Serve Until 2005 Annual Meeting:  Gary P. Bennett,  Larry J. Hirsch,  Esq.,  Mary E. Kennard,
           Esq., H. Douglas  Randall,  III and John F.  Treanor  were  nominated  and duly  elected to hold  office as  Directors of Washington  Trust Bancorp,  Inc., each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person's name as follows:

                                                                                                      Abstentions
                                                                         Votes           Votes         and Broker
                                                           Term        In Favor        Withheld        Non-votes
                      ---------------------------------- ---------- ---------------- -------------- -----------------
                      Gary P. Bennett                    3 years      10,096,427        144,260            0
                      Larry J. Hirsch, Esq.              3 years      10,205,644         35,043            0
                      Mary E. Kennard, Esq.              3 years      10,038,181        202,506            0
                      H. Douglas Randall, III            3 years      10,191,749         48,938            0
                      John F. Treanor                    3 years      10,099,045        141,642            0

                      The following persons continued as Directors of Washington Trust Bancorp, Inc. following the Annual Meeting:

                      Gary P. Bennett
                      Larry J. Hirsch, Esq.
                      Mary E. Kennard, Esq.
                      H. Douglas Randall, III
                      John F. Treanor
                      Alcino G. Almeida
                      Katherine W. Hoxsie, CPA
                      Edward M. Mazze, Ph.D.
                      Joyce O. Resnikoff
                      John C. Warren
                      Steven J. Crandall
                      Richard A. Grills
                      Victor J. Orsinger, II
                      Patrick J. Shanahan, Jr.
                      James P. Sullivan, CPA
                      Neil H. Thorp

       ii.  A proposal for the  ratification  of KPMG LLP to serve as independent  auditors of the  Corporation  for the current fiscal year ending  December 31, 2002  was passed by a vote of 9,966,235 shares in favor; 219,206 shares against, with
            55,246 abstentions and broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
                Exhibit No.
                  4.a             Amended and Restated Rights Agreement
                 10.a             Noncompetition Agreement
                 11               Statement re Computation of Per Share Earnings

         (b) On April 19, 2002, a Form 8-K was filed which reported that the Corporation completed the acquisition of First Financial Corp., parent of First Bank and Trust Company.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  WASHINGTON TRUST BANCORP, INC.
                                                         (Registrant)



August 13, 2002                      By:  John C. Warren
                                     -------------------------------------------
                                     John C. Warren
                                     Chairman and Chief Executive Officer
                                    (principal executive officer)





August 13, 2002                      By:  David V. Devault
                                     -------------------------------------------
                                     David V. Devault
                                     Executive Vice President, Treasurer
                                     and Chief Financial Officer
                                    (principal financial and accounting officer)