Form 10-Q
period 2002-09-30
WASHINGTON TRUST BANCORP INC
filed 2002-11-13
CIK 737468

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-Q


(Mark One)
[X] Quarterly  report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended SEPTEMBER 30, 2002 or

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


The number of shares of common stock of the registrant outstanding as of October 31, 2002 was 13,034,996.

                              FORM 10-Q
            WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
               For The Quarter Ended September 30, 2002

                          TABLE OF CONTENTS

                                                                        Page
                                                                       Number
PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       September 30, 2002 and December 31, 2001

Consolidated Statements of Income
       Three and Nine Months Ended September 30, 2002 and 2001

Consolidated Statements of Changes in Shareholders' Equity
       Nine Months Ended September 30, 2002 and 2001

Consolidated Statements of Cash Flows
       Nine Months Ended September 30, 2002 and 2001

Condensed Notes to Consolidated Financial Statements

Independent Auditors' Review Report

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II. Other Information

Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K

Signatures

Certifications


This report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation's actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under management, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan default and charge-off rates and changes in the assumptions used in making such forward-looking statements.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                    September 30,   December 31,
                                                        2002           2001
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                               $34,012          $30,399
Federal funds sold and other short-term investments    10,325           20,500
Mortgage loans held for sale                            9,516            7,710
Securities:
   Available for sale, at fair value                  558,536          453,956
   Held to maturity, at cost; fair value $224,799
     in 2002 and $177,595 in 2001                     216,719          175,105
--------------------------------------------------------------------------------
   Total securities                                   775,255          629,061

Federal Home Loan Bank stock, at cost                  24,582           23,491
Loans                                                 756,978          605,645
Less allowance for loan losses                         15,660           13,593
--------------------------------------------------------------------------------
   Net loans                                          741,318          592,052

Premises and equipment, net                            24,398           22,102
Accrued interest receivable                             8,051            7,124
Goodwill and other intangibles                         25,750              669
Other assets                                           31,375           29,121
--------------------------------------------------------------------------------
   Total assets                                    $1,684,582       $1,362,229
--------------------------------------------------------------------------------
Liabilities:
Deposits:
   Demand                                            $175,245         $134,783
   Savings                                            454,437          316,953
   Time                                               479,743          365,140
--------------------------------------------------------------------------------
   Total deposits                                   1,109,425          816,876
Dividends payable                                       1,500            1,569
Federal Home Loan Bank advances                       425,725          431,490
Other borrowings                                        7,691            2,087
Accrued expenses and other liabilities                 14,906           12,270
--------------------------------------------------------------------------------
   Total liabilities                                1,559,247        1,264,292
--------------------------------------------------------------------------------
Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares; issued 13,086,795 shares
   in 2002 and 12,065,283 shares in 2001                  818              754
Paid-in capital                                        28,782           10,696
Retained earnings                                      88,064           81,114
Accumulated other comprehensive income                  8,667            6,416
Treasury stock, at cost; 51,805 shares in 2002
   and 54,102 shares in 2001                             (996)          (1,043)
--------------------------------------------------------------------------------
   Total shareholders' equity                         125,335           97,937
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity      $1,684,309       $1,362,229
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                  (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                                              except per share data)


                                                                                           (Unaudited)
                                                                              Three Months             Nine Months
Periods ended September 30,                                                 2002        2001         2002        2001
----------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                             $12,958     $12,846      $36,762     $38,666
   Interest from securities                                                 9,342       8,752       26,837      25,833
   Dividends on corporate stock and Federal Home Loan Bank stock              500         591        1,480       1,790
   Interest on federal funds sold and other short-term investments             63         134          171         517
-----------------------------------------------------------------------------------------------------------------------
   Total interest income                                                   22,863      22,323       65,250      66,806
-----------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                         1,773       1,300        3,926       4,054
   Time deposits                                                            4,161       4,573       12,624      14,621
   Federal Home Loan Bank advances                                          4,963       5,971       15,692      18,724
   Other                                                                       28          23           65          76
-----------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                  10,925      11,867       32,307      37,475
-----------------------------------------------------------------------------------------------------------------------
Net interest income                                                        11,938      10,456       32,943      29,331
Provision for loan losses                                                     100         100          300         450
-----------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                        11,838      10,356       32,643      28,881
-----------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust and investment management                                          2,468       2,620        7,700       7,928
   Service charges on deposit accounts                                        986         894        2,788       2,679
   Merchant processing fees                                                 1,221       1,099        2,443       2,091
   Net gains on loan sales                                                    608         352        1,522       1,188
   Income from bank-owned life insurance                                      291         287          864         838
   Net realized (losses) gains on securities                                 (52)           -          620         408
   Other income                                                               507         401        1,105       1,079
-----------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                 6,029       5,653       17,042      16,211
-----------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                           6,047       5,326       17,630      15,685
   Net occupancy                                                              675         652        1,970       2,004
   Equipment                                                                  887         760        2,470       2,394
   Legal, audit and professional fees                                         815         235        1,209       1,072
   Merchant processing costs                                                  965         872        1,936       1,672
   Advertising and promotion                                                  271         311          947         790
   Office supplies                                                            146         157          432         485
   Amortization of intangibles                                                220          32          441          97
   Acquisition related expenses                                                 -           -          605           -
   Litigation settlement (recovery) cost                                        -       (775)            -       4,025
   Other                                                                    1,303       1,434        4,327       4,302
-----------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                               11,329       9,004       31,967      32,526
-----------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                  6,538       7,005       17,718      12,566
Income tax expense                                                          2,027       2,163        5,439       3,770
-----------------------------------------------------------------------------------------------------------------------
   Net income                                                              $4,511      $4,842      $12,279      $8,796
-----------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - basic                              13,032.9    12,056.9     12,635.9    12,033.6
Weighted average shares outstanding - diluted                            13,254.3    12,270.1     12,833.7    12,198.1

Per share information:
   Basic earnings per share                                                  $.35        $.40         $.97        $.73
   Diluted earnings per share                                                $.34        $.40         $.96        $.72
   Cash dividends declared per share                                         $.14        $.13         $.42        $.39

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                   (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)
                                                                               Accumulated
                                                                                  Other
                                         Common     Paid-in     Retained      Comprehensive     Treasury
Nine months ended September 30,           Stock     Capital     Earnings          Income          Stock        Total
-----------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2001                $750      $10,144     $74,265          $4,027             $ -        $89,186
Net income                                                        8,796                                          8,796
Cumulative effect of change in
   accounting principle, net of tax                                                (391)                          (391)
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                             5,744                          5,744
   Reclassification adjustments                                                    (400)                          (400)
                                                                                                             ----------
Comprehensive income                                                                                             5,344
Cash dividends declared                                          (4,697)                                        (4,697)
Shares issued                                4          544                                           1            549
Shares repurchased                                                                                   (1)            (1)
-----------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2001             $754      $10,688     $78,364          $8,980             $ -        $98,786
-----------------------------------------------------------------------------------------------------------------------


Balance at January 1, 2002                $754      $10,696     $81,114          $6,416         $(1,043)       $97,937
Net income                                                       12,279                                         12,279
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                             2,858                          2,858
   Reclassification adjustments                                                    (607)                          (607)
                                                                                                             ----------
Comprehensive income                                                                                            14,530
Cash dividends declared                                          (5,329)                                        (5,329)
Shares issued                                          (169)                                        585            416
Shares issued for acquisition               64       18,255                                                     18,319
Shares repurchased                                                                                 (538)          (538)
------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2002             $818      $28,782     $88,064          $8,667           $(996)      $125,335
------------------------------------------------------------------------------------------------------------------------


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
Nine months ended September 30,                           2002            2001
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                           $12,279          $8,796
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                              300             450
     Depreciation of premises and equipment               2,220           2,168
     Amortization of premium in excess of accretion of
       discount on debt securities                          951             266
     Increase in bank-owned life insurance                 (864)           (838)
     Depreciation (appreciation) of
       derivative instruments                               398            (573)
     Net amortization of intangibles                         51               -
     Net realized gains on securities                      (620)           (408)
     Net gains on loan sales                             (1,522)         (1,188)
     Proceeds from sales of loans                        66,001          61,402
     Loans originated for sale                          (66,392)        (63,315)
     Increase in accrued interest receivable               (453)           (112)
     Increase in other assets                            (2,214)         (2,790)
     Increase (decrease) in accrued expenses
       and other liabilities                             (1,230)          2,337
     Other, net                                             501             679
--------------------------------------------------------------------------------
   Net cash provided by operating activities              9,406           6,874
--------------------------------------------------------------------------------
Cash flows from investing activities:
   Securities available for sale:
     Purchases                                         (236,233)       (146,887)
     Proceeds from sales                                 28,911             238
     Maturities and principal repayments                112,483         106,037
   Securities held to maturity:
     Purchases                                          (92,477)        (92,805)
     Maturities and principal repayments                 50,658          24,107
   Purchase of Federal Home Loan Bank stock                   -          (3,933)
   Principal collected on loans under loan originations (12,410)         (8,691)
   Purchase of loans                                    (23,892)        (15,151)
   Proceeds from sales of other real estate owned            36             150
   Proceeds from sales of premises and equipment            638               -
   Purchases of premises and equipment                   (2,609)         (3,043)
   Cash acquired, net of payment made for acquisition    34,506               -
--------------------------------------------------------------------------------
   Net cash used in investing activities               (140,389)       (139,978)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                             155,240          62,412
   Net increase in other borrowings                       2,750           1,593
   Proceeds from Federal Home Loan Bank advances        476,700         886,000
   Repayment of Federal Home Loan Bank advances        (504,634)       (822,219)
   Purchase of treasury stock                              (538)             (1)
   Net effect of common stock transactions                  301             245
   Cash dividends paid                                   (5,398)         (4,567)
--------------------------------------------------------------------------------
   Net cash provided by financing activities            124,421         123,463
--------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents             (6,562)         (9,641)
   Cash and cash equivalents at beginning of year        50,899          43,860
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period           $44,337         $34,219
--------------------------------------------------------------------------------

(Continued)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)


                                                              (Unaudited)
Nine months ended September 30,                         2002               2001
--------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real
    estate owned (OREO)                                   $-               $168
   Loans charged off                                     229                221
   Increase in unrealized gain on securities
    available for sale, net of tax                     2,251              4,953
   Increase in paid-in capital resulting from
    tax benefits on stock option exercises               115                304

In conjunction with the purchase acquisition detailed in Note 3 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired                       $204,807                 $-
Less liabilities assumed                             166,753                  -

Supplemental Disclosures:
   Interest payments                                 $31,922            $38,087
   Income tax payments                                 6,603              2,926


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Bancorp") and its wholly owned subsidiary, The Washington Trust Company (the "Subsidiary") (together, the "Corporation") are in accordance with generally accepted accounting principles and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation's financial position as of September 30, 2002 and December 31, 2001 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Bancorp and the Subsidiary. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The Corporation has not changed its accounting and reporting policies from those disclosed in the Bancorp's Annual Report on Form 10-K for the year ended December 31, 2001. Certain reclassifications have been made to prior period financial statements to conform to the 2002 presentation. Such reclassifications have no effect on previously reported net income.

(2) New Accounting Pronouncements
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." SFAS 141 addresses financial accounting and reporting for business combinations and supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." All business combinations in the scope of this Statement are to be accounted for using one method - the purchase method. Therefore, this Statement eliminated the use of the pooling-of-interests method for accounting for business combinations. The provisions of SFAS 141 apply to all business combinations initiated after June 30, 2001, and also apply to all business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." This Statement established a single accounting model to be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, broadened the presentation of discontinued operations to include more disposal transactions, and resolved significant implementation issues related to SFAS No. 121. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years. The provisions of this Statement are to be applied prospectively. The adoption of this pronouncement did not have a material impact on the Corporation's financial statements.

(3) Acquisition
On April 16, 2002, the Corporation completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank. The results of First Financial Corp.'s operations have been included in the Corporation's Consolidated Statements of Income since that date. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Corporation closed the Richmond and North Kingstown offices and consolidated them into existing Subsidiary banking offices in May 2002. Pursuant to the
Agreement and Plan of Merger dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into the Bancorp and the merger of First Bank and Trust Company with and into the Subsidiary. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations" and the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" were also applied.

The Bancorp issued 1,021,512 common shares and paid $19.4 million in cash to the First Financial Corp. shareholders in connection with the acquisition. The total purchase price of First Financial Corp. was $38.1 million. Shareholders of First Financial common stock received 0.842 of a Bancorp share plus $16.00 in cash for each share of First Financial common stock, with cash paid in lieu of fractional shares.

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

(4) Securities

Securities available for sale are summarized as follows:

(Dollars in thousands)                                 Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
September 30, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 56,189          $ 2,996             $   -         $ 59,185
Mortgage-backed securities                               401,814            8,711             (280)          410,245
Corporate bonds                                           66,997            1,517           (1,826)           66,688
Corporate stocks                                          20,021            3,901           (1,504)           22,418
---------------------------------------------------------------------------------------------------------------------
Total                                                    545,021           17,125           (3,610)          558,536
---------------------------------------------------------------------------------------------------------------------
December 31, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   64,368            2,348               (1)           66,715
Mortgage-backed securities                               296,729            4,411           (1,090)          300,050
Corporate bonds                                           64,934            1,130           (1,915)           64,149
Corporate stocks                                          17,752            5,938             (648)           23,042
---------------------------------------------------------------------------------------------------------------------
Total                                                   $443,783          $13,827          $(3,654)         $453,956
---------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 2002, proceeds from sales of securities available for sale amounted to $28.9 million while net realized gains on securities amounted to $620 thousand. This included $923 thousand in gains on sales of securities offset by $303 thousand in loss write-downs on certain equity securities deemed to be other than temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers.

Securities held to maturity are summarized as follows:

(Dollars in thousands)                                  Amortized        Unrealized        Unrealized         Fair
                                                          Cost             Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
September 30, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  $ 3,000              $55             $  -           $ 3,055
Mortgage-backed securities                               194,650            7,004                -           201,654
States and political subdivisions                         19,069            1,021                -            20,090
---------------------------------------------------------------------------------------------------------------------
Total                                                    216,719            8,080                -           224,799
---------------------------------------------------------------------------------------------------------------------
December 31, 2001
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                    8,311              307                -             8,618
Mortgage-backed securities                               146,702            1,753              (48)          148,407
States and political subdivisions                         20,092              485               (7)           20,570
---------------------------------------------------------------------------------------------------------------------
Total                                                   $175,105           $2,545             $(55)         $177,595
---------------------------------------------------------------------------------------------------------------------

There were no sales of securities held to maturity during the nine months ended September 30, 2002.

Securities available for sale and held to maturity with a fair value of $444.4 million and $394.4 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and public deposits at September 30, 2002 and December 31, 2001, respectively. In addition, securities available for sale and held to maturity with a fair value of $29.1 million and $28.4 million were collateralized for the discount window at the Federal Reserve Bank at September 30, 2002 and December 31, 2001, respectively. There were no borrowings with the Federal Reserve Bank at either date.


(5) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)                           September 30,     December 31,
                                                     2002              2001
--------------------------------------------------------------------------------
Commercial:
    Mortgages (1)                                  $185,917          $118,999
    Construction and development (2)                 14,862             1,930
    Other (3)                                       178,282           139,704
--------------------------------------------------------------------------------
Total commercial                                    379,061           260,633
Residential real estate:
    Mortgages (4)                                   236,883           223,681
    Homeowner construction                           11,295            11,678
--------------------------------------------------------------------------------
Total residential real estate                       248,178           235,359
Consumer                                            129,739           109,653
--------------------------------------------------------------------------------
    Total loans                                    $756,978          $605,645
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



(6) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
                                                        Three Months                Nine Months
                                                 ---------------------------------------------------
Periods ended September 30,                         2002           2001         2002           2001
----------------------------------------------------------------------------------------------------
Balance at beginning of period                   $15,466        $13,630      $13,593        $13,135
Allowance on acquired loans                            -              -        1,829              -
Provision charged to expense                         100            100          300            450
Recoveries of loans previously charged off           114             55          167            323
Loans charged off                                    (20)           (98)        (229)          (221)
----------------------------------------------------------------------------------------------------
Balance at end of period                         $15,660        $13,687      $15,660        $13,687
----------------------------------------------------------------------------------------------------

(7) Goodwill and other intangibles
The second quarter 2002 acquisition of First Financial Corp. resulted in the recording of goodwill of $22.9 million. Included in this amount were $829 thousand of business combination costs (primarily legal, accounting and investment advisor fees) capitalized in accordance with accounting principles generally accepted in the United States of America. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations after June 30, 2001 will not be amortized.

At September 30, 2002 and December 31, 2001, the Corporation had other intangible assets with carrying values of $2.9 million and $669 thousand, respectively. In conjunction with the 2002 First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million with an average useful life of ten years. Amortization expense associated with these other intangible assets, amounted to $220 thousand and $32 thousand for the third quarter of 2002 and 2001, respectively. Comparable amounts for the nine months ended September 30, 2002 and 2001 were $441 thousand and $97 thousand, respectively.

The changes in the carrying value of goodwill and other intangible assets for the nine months ended September 30, 2002 are as follows:

(Dollars in thousands)                                      Core Deposit        Other             Total
                                              Goodwill       Intangibles     Intangibles       Intangibles
------------------------------------------------------------------------------------------------------------
Balance, December 31, 2001                      $   -            $ 669              $ -              $ 669
Recorded during the period                     22,869            1,801              852             25,522
Amortization expense                                -             (323)            (118)              (441)
Impairment recognized                               -                -                -                  -
------------------------------------------------------------------------------------------------------------
Balance September 30, 2002                    $22,869           $2,147             $734            $25,750
------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
                                    Core Deposit         Other          Total
Estimated amortization expense      Intangibles       Intangibles    Intangibles
--------------------------------------------------------------------------------
2002                                   $410               $189           $599
2003                                    435                284            719
2004                                    359                284            643
2005                                    303                 95            398
2006                                    261                  -            261

The components of intangible assets are as follows:

(Dollars in thousands)
                                   Gross Carrying     Accumulated   Net Carrying
Intangible assets                      Amount        Amortization      Amount
--------------------------------------------------------------------------------
Core deposit intangibles             $3,096              $ 949         $2,147
Other intangibles                       852                118            734
--------------------------------------------------------------------------------
Total                                $3,948             $1,067         $2,881
--------------------------------------------------------------------------------

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

The Corporation recognized the fair value of this derivative as an asset on the balance sheet and changes in fair value were recorded in current earnings. The carrying value of the interest rate floor contract amounted to $739 thousand at December 31, 2001. Included in interest income for the nine months ended September 30, 2002 was $229 thousand of depreciation in value through the termination date. Included in interest income for the three and nine months ended September 30, 2001 was $373 thousand and $643 thousand of appreciation in value of the interest rate floor contract, respectively.

The Corporation recognizes commitments to originate and commitments to sell fixed rate mortgage loans as derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At September 30, 2002 and December 31, 2001, the carrying value of these commitments amounted to ($83) thousand and $86 thousand, respectively. Changes in fair value are recorded in current earnings and amounted to $74 thousand and $83 thousand of depreciation in value for the three months ended September 30, 2002 and 2001, respectively. Included in earnings for the nine months ended September 30, 2002 and 2001, was $169 thousand and $59 thousand of depreciation in value, respectively.

(9) Borrowings
Federal Home Loan Bank advances outstanding are summarized below:

(Dollars in thousands)                           September 30,     December 31,
                                                     2002              2001
--------------------------------------------------------------------------------
FHLB advances                                      $425,725          $431,490
--------------------------------------------------------------------------------

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at September 30, 2002 and December 31, 2001. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances ("FHLB borrowings"). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to secure FHLB borrowings at September 30, 2002 and December 31, 2001. Included in the collateral were securities available for sale and held to maturity with a fair value of $423.5 million and $376.5 million that were specifically pledged to secure FHLB borrowings at September 30, 2002 and December 31, 2001, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

The following is a summary of other borrowings:

(Dollars in thousands)                           September 30,     December 31,
                                                     2002              2001
--------------------------------------------------------------------------------
Treasury, Tax and Loan demand note balance          $6,763            $1,583
Other                                                  928               504
--------------------------------------------------------------------------------
Other borrowings                                    $7,691            $2,087
--------------------------------------------------------------------------------

(10) Litigation
In June 1999 a lawsuit was filed against First Bank and Trust Company ("First Bank") in Providence County (Rhode Island) Superior Court by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, "the plaintiffs"). The Washington Trust Company was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank. The original complaint alleged claims for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank's 1996 loan to a third party company. Plaintiffs allege that the loan to the third party enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy's profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act.

The plaintiffs had previously filed a suit in the same court in 1996 against the third party company and its founder. Washington Trust is not a party to this suit. In September 2001, judgment was entered against the third party company and its founder in favor of the plaintiffs for approximately $1.55 million in compensatory and punitive damages, including pre-judgment interest.

Plaintiffs contend that Washington Trust as an alleged co-conspirator of the third party company is liable for this entire amount, none of which has been collected from the third party company. Plaintiffs are also seeking additional compensatory damages and other costs allegedly arising after the third party trial. Including interest, it is estimated that the amount of the claim against Washington Trust is approximately $2 million.

Management believes, based on its review with counsel of the development of this matter to date, that Washington Trust has asserted meritorious defenses in this litigation. The discovery phase of the case is nearing completion and Washington Trust has filed a motion for summary judgment on all counts. A ruling on this motion is expected in November 2002. A trial date has been set for January 2003. Because of the uncertainties surrounding the outcome of the litigation no assurance can be given that the litigation will be resolved in favor of Washington Trust. Management and legal counsel are unable to estimate the amount of loss, if any, that may be incurred with respect to this litigation. Consequently, no loss provision has been recorded.

A second claim ancillary to this litigation was brought by the plaintiffs in March 2002. Washington Trust has also been substituted for First Bank in these proceedings. In this matter, plaintiffs brought a motion seeking enforcement of a prejudgment writ of attachment obtained in 1997 by the plaintiffs against funds held by First Bank as collateral for the loan to the third party company. In 1999, First Bank had applied these funds as an offset to that loan. In August 2002, judgment against Washington Trust was rendered on this motion requiring Washington Trust to make the funds available for attachment by the plaintiffs. This judgment is under appeal to the Rhode Island Supreme Court. As of September 30, 2002, Washington Trust has recorded a liability for the judgment award of $273 thousand in connection with this matter. As a pre-acquisition contingency, the offset to the liability has been recognized as a portion of the purchase price of First Financial Corp.

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

INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of September 30, 2002, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2002 and 2001, changes in shareholders' equity and cash flows for the nine-month periods ended September 30, 2002 and 2001. These consolidated financial statements are the responsibility of the Corporation's management.

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

KPMG LLP

Providence, Rhode Island
November 13, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We may also make written or oral forward-looking statements in other documents we file with the Securities and Exchange Commission, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "outlook," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Corporation. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under management, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan default and charge-off rates and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1 of the Bancorp's Annual Report on Form 10-K for the year ended December 31, 2001 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Acquisition
On April 16, 2002, the Corporation completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank, headquartered in Providence, Rhode Island. First Bank and Trust Company operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Richmond and North Kingstown offices were closed and consolidated into existing Subsidiary banking offices in May 2002. The Bancorp issued 1,021,512 common shares and paid $19.4 million in cash to First Financial Corp. shareholders in connection with the acquisition. The total purchase price of First Financial Corp. was $38.1 million. The Corporation has recorded $22.9 million of goodwill and $1.8 million of core deposit intangibles in connection with this acquisition. In addition, the Corporation incurred special charges relating to the acquisition of $605 thousand ($417 thousand, net of tax). See Note 3 to the Consolidated Financial Statements for additional information concerning the acquisition.

The Corporation's financial statements for the three and nine month periods ended September 30, 2002 reflect the acquisition of First Financial Corp., which closed on April 16, 2002. The acquisition was accounted for under the purchase method of accounting, therefore, periods prior to April 16, 2002 have not been restated. As a result, combined operations are presented only from April 16, 2002, and operations for the three and nine month periods ended September 30, 2001 do not include operating results of First Financial Corp.

Results of Operations
The Corporation reported net income of $4.5 million, or $.34 per diluted share, for the three months ended September 30, 2002. Net income for third quarter of 2001 amounted to $4.8 million, or $.40 per diluted share. Excluding the third quarter 2001 insurance recovery of $553 thousand after tax, operating net income for the three months ended September 30, 2002 was up 5.2% on a dollar basis and down 2.9% on a diluted per share basis from the $4.3 million, or $.35 per diluted share, reported for the third quarter of 2001.

For the quarter ended September 30, 2002, the Corporation's rates of return on average assets and average equity for both net income and operating income were 1.09% and 14.47%, respectively. Rates of return on average assets and average equity for the third quarter of 2001 were 1.45% and 20.16%, respectively. On an operating basis, the Corporation's return on average assets and average equity for the third quarter of 2001 were 1.29% and 17.86%, respectively.

Net income for the nine months ended September 30, 2002 amounted to $12.3 million, or $.96 per diluted share, compared to $8.8 million, or $.72 per diluted share for the same period in 2001. Operating net income for the first nine months of 2002 amounted to $12.7 million, or $.99 per diluted share, up 9.6% on a dollar basis and 4.2% on a diluted per share basis from the $11.6 million, or $.95 per diluted share reported in 2001. Operating earnings exclude 2002 acquisition costs of $417 thousand after tax ($.03 per share) and a 2001 litigation settlement, net of insurance recovery, of $2.8 million after tax ($.23 per share).

For the nine months ended September 30, 2002, the Corporation's rates of return on average assets and average equity were 1.08% and 14.33%, respectively. The rates of return on average assets and average equity for the nine months ended September 30, 2001 were .91% and 12.64%, respectively. On an operating basis, the Corporation's return on average assets and average equity for the first nine months of 2002 were 1.11% and 14.82%. Comparable amounts for the 2001 period, on an operating basis, were 1.20% and 16.64%, respectively.

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) for the third quarter of 2002 increased by 14.2% to $11.9 million from the third quarter of 2001, largely due to the acquisition of First Financial Corp. on April 16, 2002. Net interest income for the nine months ended September 30, 2002 amounted to $32.9 million, up 12.3% from the $29.3 million earned in the corresponding 2001 period. Although net interest income has increased, the net interest margin for the third quarter of 2002 was 3.16%, down from 3.38% in the third quarter of 2001 and has been affected by the significant decline in market interest rates. The decrease in the net interest margin reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. Comparable amounts for the nine months ended September 30, 2002 and 2001 were 3.18% and 3.32%, respectively. The Corporation expects that these conditions affecting net interest income will continue for the near term. (See additional discussion under the caption "Net Interest Income.")

The Corporation's provision for loan losses amounted to $100 thousand in the third quarter of 2002 and the third quarter of 2001. For the nine months ended September 30, 2002 and 2001, the provision for loan losses amounted to $300 thousand and $450 thousand, respectively. The year to date 2002 provision decreased compared to the last year due to management's belief that the allowance for loan losses is at a reasonable level based on its current evaluation. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses increased from $13.6 million at December 31, 2001 to $15.7 million at September 30, 2002 due to the $1.8 million allowance on acquired loans and the year to date 2002 provision and recoveries, net of charge-offs. The Corporation's ratio of the allowance for loan losses to total loans decreased from 2.24% at December 31, 2001 to 2.07% at September 30, 2002. The decline in this ratio resulted from the $1.8 million increase in the allowance on the $115.5 million of loans acquired in the second quarter of 2002.

Other noninterest income (noninterest income excluding net realized gains (losses) on securities) amounted to $6.1 million for the quarter ended September 30, 2002, up by 7.6% from the $5.7 million reported for the third quarter of 2001. For the nine months ended September 30, 2002, other noninterest income amounted to $16.4 million, up from the comparable 2001 amount of $15.8 million. The growth in noninterest income was mainly attributable to increases in gains on loan sales and merchant processing fees, offset in part by lower trust and investment management income. For the nine months ended September 30, 2002, gains on loan sales totaled $1.5 million, up 28.1% from the comparable 2001 period. As a result of the decline in interest rates, the Corporation has experienced heavy residential mortgage activity, predominately refinancing, which increased the amount of loans sold into the secondary market. The Corporation expects this activity to continue through the fourth quarter of 2002, however this level of activity may not be sustainable in future periods. Merchant processing fees for the nine months ended September 30, 2002 amounted to $2.4 million, up by 16.8% from the $2.1 million reported for the same period a year ago. Increases in merchant transaction volume and the addition of new merchant accounts in 2002, are primarily responsible for the increase in merchant processing fees. Trust and investment management income totaled $7.7 million for the nine months ended September 30, 2002, down 2.9% from the corresponding 2001 period, reflecting the financial market declines. The market value of trust and investment management assets under administration amounted to $1.5 billion and $1.6 billion at September 30, 2002 and December 31, 2001, respectively.

In the quarter ended September 30, 2002, the Corporation recognized net realized losses on securities amounting to $52 thousand. This included $251 thousand in gains on sales of securities offset by $303 thousand in loss write-downs on certain equity securities deemed to be other than temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers. For the nine months ended September 30, 2002, net realized gains on securities totaled $620 thousand, compared to $408 thousand for the same period in 2001.

For the quarter ended September 30, 2002, total operating noninterest expense amounted to $11.3 million, up by $1.5 million from the comparable 2001 amount (exclusive of the third quarter 2001 litigation settlement insurance recovery of $775 thousand). Included in total operating noninterest expense in the third quarter of 2002 are approximately $500 thousand in costs associated with a special consulting project. In the fourth quarter of 2002, the Corporation expects to incur and record additional costs of approximately $250 thousand related to this matter. The Corporation does not consider the amounts incurred in connection with this project to be recurring costs. For the nine months ended September 30, 2002, total operating noninterest expense amounted to $31.4 million, an increase of 10.0% from the same period a year ago (exclusive of second quarter 2002 acquisition-related expenses of $605 thousand and the 2001 litigation settlement, net of insurance recovery, of $4.0 million). This increase was primarily due to normal growth and higher operating costs resulting from the acquisition of First Financial Corp. Salaries and benefit expense, the largest component of total noninterest expense, amounted to $17.6 million for the nine months ended September 30, 2002, up by 12.4% from the $15.7 million reported for the comparable period in 2001.

Income tax expense amounted to $5.4 million and $3.8 million for the nine months ended September 30, 2002 and 2001, respectively. The Corporation's effective tax rate for the first nine months of 2002 was 30.7%, compared to 30.0% for the corresponding 2001 period. The increase in the effective tax rate was primarily due to the effect of the 2001 litigation settlement on the 2001 effective tax rate.

Net Interest Income
(The  accompanying  schedule  entitled  "Average  Balances / Net Interest Margin
- Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the nine months ended September 30, 2002 amounted to $33.7 million, up $3.6 million, or 12.0%, from the same 2001 period. For the nine months ended September 30, 2002, average interest-earning assets amounted to $1.418 billion, up $204.4 million, or 16.8%, over the comparable 2001 amount due to growth in securities and loans. Deposit growth and Federal Home Loan Bank ("FHLB") advances funded the growth in securities and loans.

The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the nine months ended September 30, 2002 and 2001 were 3.18% and 3.32%, respectively. The interest rate spread decreased slightly to 2.76% for the nine months ended September 30, 2002. The yield on total interest-earnings assets declined 122 basis points to 6.22%, while the cost of interest-bearing liabilities decreased 121 basis points to 3.46%. The significant decline in market interest rates has adversely affected the net interest margin. The decrease in the net interest margin reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. The Corporation expects that these conditions affecting net interest income will continue for the near term.

Total average securities rose $124.6 million, or 20.5%, over the comparable prior year period mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 5.33% for the nine months ended September 30, 2002, compared to 6.36% for the same 2001 period. The decrease in yields on securities reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on investment purchases in 2002 relative to the prior year.

The yield on average total loans amounted to 7.18% for the nine months ended September 30, 2002, down 136 basis points from 8.54% for the comparable 2001 period. This decline is primarily due to lower marginal yields on floating and adjustable rate loans for the first nine months of 2002 as compared to the prior year period and a decline in yields on new loan originations. Average loans for the nine months ended September 30, 2002 rose $79.8 million over the prior year and amounted to $687.2 million. Average commercial loans rose 31.0% to $328.4 million while the yield on commercial loans declined 186 basis points to 7.67%. Included in interest income on commercial loans for the nine months ended September 30, 2002, was $229 thousand of depreciation in value of the interest rate floor contract through the termination of the contract in May 2002 (see additional discussion in Note 8 "Derivative Financial Instruments"). Appreciation in the value of the interest rate contract for the nine months ended September 30, 2001 amounted to $643 thousand. Average consumer loans rose 13.7% over the prior year and amounted to $117.9 million. The yield on consumer loans decreased 210 basis points from the prior year to 6.05%, mainly due to a decline in yield on home equity lines. Average residential real estate loans amounted to $240.9 million, down 4.8% from the prior year level. This decrease was primarily a result of heavy residential mortgage refinancing activity, spurred by a low interest rate environment, which increased the amount of loans sold into the secondary market. The yield on residential real estate loans decreased 66 basis points from the prior year period, amounting to 7.06%.

Average interest-bearing liabilities increased 16.4% to $1.25 billion at September 30, 2002. Due to lower rates paid on both borrowed funds and deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 3.46% for the nine months ended September 30, 2002, down from 4.67% for the comparable 2001 period. Average savings deposits for the nine months ended September 30, 2002 increased $95.9 million, or 34.1%, to $377.5 million from the comparable 2001 amount. The rate paid on savings deposits for the first nine months of 2002 was 1.39%, compared to 1.92% for the same 2001 period. Average time deposits increased $84.3 million to $443.7 million with a decrease of 164 basis points in the rate paid. For the nine months ended September 30, 2002, average demand deposits, an interest-free funding source, were up by $35.3 million, or 32.2%, from the same prior year period. Average FHLB advances for the nine months ended September 30, 2002 amounted to $424.8 million, down from the comparable 2001 amount of $430.0 million. The average rate paid on FHLB advances for the nine months ended September 30, 2002 was 4.94%, a decrease of 88 basis points from the prior year rate.

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

Nine months ended September 30,                             2002                                2001
-------------------------------------------- ------------------------------------ ----------------------------------
                                           Average                     Yield/     Average                    Yield/
(Dollars in thousands)                     Balance      Interest       Rate       Balance      Interest       Rate
---------------------------------------- ------------- ----------- ----------- -------------- ----------- ----------
Assets:
Residential real estate loans              $240,858      $12,710       7.06%      $253,132     $14,607        7.72%
Commercial and other loans                  328,408       18,839       7.67%       250,598      17,859        9.53%
Consumer loans                              117,905        5,337       6.05%       103,663       6,315        8.15%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              687,171       36,886       7.18%       607,393      38,781        8.54%
Federal funds sold  and other
  short-term investments                     14,188          171       1.61%        15,210         517        4.54%
Taxable debt securities                     654,018       26,211       5.36%       531,603      25,117        6.32%
Nontaxable debt securities                   19,790          961       6.49%        22,258       1,100        6.61%
Corporate stocks and FHLB stock              43,214        1,782       5.51%        37,535       2,065        7.36%
--------------------------------------------------------------------------------------------------------------------
   Total securities                         731,210       29,125       5.33%       606,606      28,799        6.36%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,418,381       66,011       6.22%     1,213,999      67,580        7.44%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                 102,861                                 70,958
--------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,521,242                             $1,284,957
--------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Savings deposits                           $377,464       $3,926       1.39%      $281,545      $4,054        1.92%
Time deposits                               443,690       12,624       3.80%       359,414      14,621        5.44%
FHLB advances                               424,828       15,692       4.94%       429,996      18,724        5.82%
Other                                         3,639           65       2.36%         2,215          76        4.61%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities     1,249,621       32,307       3.46%     1,073,170      37,475        4.67%
Demand deposits                             144,965                                109,677
Non interest-bearing liabilities             12,440                                  9,304
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,407,026                              1,192,151
Total shareholders' equity                  114,216                                 92,806
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,521,242                             $1,284,957
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $33,705                               $30,105
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    2.76%                                  2.77%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    3.18%                                  3.32%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,                         2002              2001
--------------------------------------------------------------------------------
Commercial and other loans                              $124              $115
Nontaxable debt securities                               336               384
Corporate stocks                                         302               275

Financial Condition and Liquidity
Total assets rose from $1.362 billion at December 31, 2001 to $1.684 billion at September 30, 2002. This increase was primarily attributable to the second quarter 2002 purchase of First Financial Corp. and purchases of investment securities. Average assets totaled $1.521 billion for the nine months ended September 30, 2002, up 18.4% over the comparable 2001 period.

Securities Available for Sale - The carrying value of securities available for sale at September 30, 2002 amounted to $558.5 million, an increase of 23.0% from the December 31, 2001 balance of $454.0 million. This increase was mainly due to purchases of mortgage-backed securities. The net unrealized gains on securities available for sale amounted to $13.5 million at September 30, 2002 and $10.2 million at December 31, 2001.

Securities Held to Maturity - Primarily as a result of purchases of mortgage-backed securities, the carrying value of securities held to maturity rose 23.8% from $175.1 million at December 31, 2001 to $216.7 million at September 30, 2002. The net unrealized gain on securities held to maturity amounted to $8.1 million at September 30, 2002, compared to $2.5 million at December 31, 2001. This increase was attributable to the effects of decreases in medium and long-term interest rates that have occurred in 2002.

Loans - At September 30, 2002, total loans amounted to $757.0 million, up by $151.4 million from the December 31, 2001 balance of $605.6 million. This increase was primarily a result of the second quarter 2002 acquisition of First Financial Corp. Residential real estate loans were also impacted by the refinancing of fixed rate residential loans being sold into the secondary market. As of September 30, 2002, average residential real estate loans have decreased by $12.3 million from the prior year level. Total residential real estate loans amounted to $248.2 million at September 30, 2002, up by $12.8 million, or 5.4%, from the December 31, 2001 balance of $235.4 million. Commercial loans increased $118.5 million from December 31, 2001 to $379.1 million at September 30, 2002. Total consumer loans amounted to $129.7 million at September 30, 2002, an increase of $20.1 million from December 31, 2001 due mainly to growth in home equity lines.

Deposits - Total deposits amounted to $1.109 billion at September 30, 2002, up $292.5 million or 35.8% from December 31, 2001. Included in this amount are $137.7 million of deposits acquired from First Financial Corp. Savings deposits amounted to $454.4 million at September 30, 2002, an increase of $137.5 million, or 43.4%, from December 31, 2001. Time deposits increased $114.6 million from December 31, 2001 and amounted to $479.7 million at September 30, 2002. Demand deposits amounted to $175.2 million at September 30, 2002, up $40.4 million from the December 31, 2001 balance. Excluding the amounts acquired, the most significant area of deposit growth in 2002 was in savings accounts.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs and to purchase securities. FHLB advances amounted to $425.7 million at September 30, 2002, compared to $431.5 million at December 31, 2001. In addition, other borrowings outstanding at September 30, 2002 amounted to $7.7 million, up from the December 31, 2001 balance of $2.1 million. The increase in other borrowings was primarily due to a higher Treasury, Tax and Loan demand note balance.

For the nine months ended September 30, 2002, net cash provided by operations amounted to $9.4 million, the majority of which was generated by net income. Net cash used in investing activities amounted to $140.4 million and was primarily used to purchase securities. Included in net cash used in investing activities for the nine months ended September 30, 2002 was $34.5 million of cash acquired, net of payment made for the acquisition of First Financial Corp. A substantial portion of the First Financial Corp. investment portfolio was liquidated prior to the date of acquisition. Net cash provided by financing activities was $124.4 million, the majority of which was derived from deposits. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)                             September 30,    December 31,
                                                       2002             2001
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due             $2,297          $2,195
Nonaccrual loans less than 90 days past due            1,995           1,632
--------------------------------------------------------------------------------
Total nonaccrual loans                                 4,292           3,827
Other real estate owned                                   12              30
--------------------------------------------------------------------------------
Total nonperforming assets                            $4,304          $3,857
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans          .57%            .63%
Nonperforming assets as a percentage of total assets     .26%            .28%
Allowance for loan losses to nonaccrual loans         364.86%         355.20%
Allowance for loan losses to total loans                2.07%           2.24%

Impaired loans consist of all nonaccrual commercial loans. At September 30, 2002, the recorded investment in impaired loans was $2.3 million, which had a related allowance amounting to $96 thousand. During the nine months ended September 30, 2002, the average recorded investment in impaired loans was $2.2 million. Also during this period, interest income recognized on impaired loans amounted to approximately $76 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

(Dollars in thousands)                             September 30,    December 31,
                                                       2002             2001
--------------------------------------------------------------------------------
Residential real estate                               $1,171          $1,161
Commercial:
   Mortgages                                             986           1,472
   Other                                               1,321             509
Consumer                                                 814             685
--------------------------------------------------------------------------------
Total nonaccrual loans                                $4,292          $3,827
--------------------------------------------------------------------------------

Capital Resources
Total equity capital increased $27.4 million, or 28.0%, during the first nine months of 2002 and amounted to $125.3 million. This increase was principally attributable to common stock issued in connection with the acquisition of First Financial Corp. (See the Consolidated Statements of Changes in Shareholders' Equity and Note 3 to the Consolidated Financial Statements for additional information.)

The ratio of total equity to total assets amounted to 7.4% at September 30, 2002, compared to 7.2% at December 31, 2001. Book value per share as of September 30, 2002 and December 31, 2001 amounted to $9.62 and $8.15, respectively.

At September 30, 2002, the Corporation's Tier 1 risk-based capital ratio was 10.22% and the total risk-adjusted capital ratio was 11.59%. The Corporation's Tier 1 leverage ratio amounted to 5.69% at September 30, 2002. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at September 30, 2002 amounted to $1.5 million, representing $.14 per share payable on October 15, 2002, consistent with the dividend declared in the first quarter of 2002. The source of funds for dividends paid by the Bancorp is dividends received from its Subsidiary. The Subsidiary is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Litigation
The Corporation is currently a party to a litigation matter that was originally filed against First Bank and Trust Company. See Note 10 to the Consolidated Financial Statements for a description of this matter.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

Recent Accounting Developments
In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and is effective for financial statements issued for all fiscal years beginning after June 15, 2002. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers. In addition, this Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." Except for transactions between two or more mutual enterprises, SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and Interpretation No. 9, "Applying APB Opinions Nos. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method." SFAS No. 147 requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. The provisions of this Statement that relate to the application of the purchase method of accounting are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. Other provisions of this Statement are effective on October 1, 2002. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results that are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income for future periods. The simulation results are reviewed to determine whether the exposure of net interest income to changes in interest rates remains within established tolerance levels and to develop appropriate strategies to manage this exposure. The following table presents the Corporation's estimated net interest income exposure as a percentage of net interest income for the first 12-month period, the subsequent 12-month period thereafter (months 13 - 24), and months 1-60, as of September 30, 2002. Interest rates are assumed to shift upward by 200 basis points or downward by 100 basis points. This asymmetric rate shift reflects the fact that interest rates are at extremely low levels and the likelihood of a 200 basis point decline is considered remote.


                                   Months 1 - 12   Months 13-24   Months 1 - 60
 -------------------------------------------------------------------------------

 200 basis point increase in rates     4.51%          6.94%            8.05%
 200 basis point decrease in rates    -3.09%         -7.14%           -8.28%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities using both rate shifts of up to 400 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of September 30, 2002, an immediate 200 basis point rise in rates would result in a 2.1% decline in the value of the Corporation's available for sale debt securities. Conversely, a 200 basis point fall in rates would result in a 1.9% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at September 30, 2002, including both debt and equity securities, was 3.0%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

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

ITEM 4.  CONTROLS AND PROCEDURES

(a)      Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. In connection with the new rules, we currently are in the process of further reviewing and documenting our disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)      Changes in internal controls.

None.

PART II
                              OTHER INFORMATION

Item 1.  Legal Proceedings

In June 1999 a lawsuit was filed against First Bank and Trust Company ("First Bank") in Providence County (Rhode Island) Superior Court by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, "the plaintiffs"). The Washington Trust Company was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank. The original complaint alleged claims for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank's 1996 loan to a third party company. Plaintiffs allege that the loan to the third party enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy's profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act.

The plaintiffs had previously filed a suit in the same court in 1996 against the third party company and its founder. Washington Trust is not a party to this suit. In September 2001, judgment was entered against the third party company and its founder in favor of the plaintiffs for approximately $1.55 million in compensatory and punitive damages, including pre-judgment interest.

Plaintiffs contend that Washington Trust as an alleged co-conspirator of the third party company is liable for this entire amount, none of which has been collected from the third party company. Plaintiffs are also seeking additional compensatory damages and other costs allegedly arising after the third party trial. Including interest, it is estimated that the amount of the claim against Washington Trust is approximately $2 million.

Management believes, based on its review with counsel of the development of this matter to date, that Washington Trust has asserted meritorious defenses in this litigation. The discovery phase of the case is nearing completion and Washington Trust has filed a motion for summary judgment on all counts. A ruling on this motion is expected in November 2002. A trial date has been set for January 2003. Because of the uncertainties surrounding the outcome of the litigation no assurance can be given that the litigation will be resolved in favor of Washington Trust. Management and legal counsel are unable to estimate the amount of loss, if any, that may be incurred with respect to this litigation. Consequently, no loss provision has been recorded.

A second claim ancillary to this litigation was brought by the plaintiffs in March 2002. Washington Trust has also been substituted for First Bank in these proceedings. In this matter, plaintiffs brought a motion seeking enforcement of a prejudgment writ of attachment obtained in 1997 by the plaintiffs against funds held by First Bank as collateral for the loan to the third party company. In 1999, First Bank had applied these funds as an offset to that loan. In August 2002, judgment against Washington Trust was rendered on this motion requiring Washington Trust to make the funds available for attachment by the plaintiffs. This judgment is under appeal to the Rhode Island Supreme Court. As of September 30, 2002, Washington Trust has recorded a liability for the judgment award of $273 thousand in connection with this matter.

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

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
                  Exhibit No.
                           11     Statement re Computation of Per Share Earnings

         (b) On August 13, 2002, a Form 8-K was filed in connection with the filing of the Form 10-Q for the quarter ended June 30, 2002 which reported that the Chief Executive Officer and Chief Financial Officer of the Corporation each certified the filing, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     WASHINGTON TRUST BANCORP, INC.
                                              (Registrant)



November 13, 2002                    By:  John C. Warren
                                     ------------------------------------------
                                     John C. Warren
                                     Chairman and Chief Executive Officer
                                     (principal executive officer)





November 13, 2002                    By:  David V. Devault
                                     ------------------------------------------
                                     David V. Devault
                                     Executive Vice President, Treasurer
                                     and Chief Financial Officer
                                    (principal financial and accounting officer)

                             CERTIFICATIONS


I, John C. Warren, Chairman and Chief Executive Officer of Washington Trust Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q, for the quarterly period ended September 30, 2002, of Washington Trust Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others with that entity, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002                    By:   John C. Warren
                                            ------------------------------------
                                            John C. Warren
                                            Chairman and Chief Executive Officer
                                               (principal executive officer)

                                CERTIFICATIONS


I, David V. Devault, Executive Vice President, Treasurer and Chief Financial Officer of Washington Trust Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q, for the quarterly period ended September 30, 2002, of Washington Trust Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others with that entity, particularly during the period in which this quarterly report is being prepared;
     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
     (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 13, 2002             By:   David V. Devault
                                     ------------------------------------------
                                     David V. Devault
                                     Executive Vice President, Treasurer
                                     and Chief Financial Officer
                                    (principal financial and accounting officer)