Form 10-Q/A
period 2002-09-30
WASHINGTON TRUST BANCORP INC
filed 2002-11-22
CIK 737468

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-Q/A


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

                              FORM 10-Q/A
            WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
               For The Quarter Ended September 30, 2002





Explanatory Note
----------------

This Form 10Q/A amends the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2002 and is being filed solely to reflect the Registrant's restatement of Part I, Item 1 and Part I, Item 3. Part I, Item 1 inadvertently contained a typographical error in the Consolidated Balance Sheets, specifically in the dollar figure for the item entitled "Total liabilities and shareholders' equity" for September 30, 2002. In addition, Part I, Item 3 inadvertently contained a typographical error in the interest income exposure table therein. Other than the restated Part I, Item 1 and Part I, Item 3, no revisions have been made to the Registrant's financial statements or any other disclosure contained in such Form 10-Q. In accordance with Rule 12b-15 promulgated under the Securities and Exchange Act of 1934, as amended, the complete text of Part I, Item 1 and Part I, Item 3, as amended follows.



































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

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

                                                    (Unaudited)
                                                    September 30,   December 31,
                                                        2002           2001
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                               $34,012          $30,399
Federal funds sold and other short-term investments    10,325           20,500
Mortgage loans held for sale                            9,516            7,710
Securities:
   Available for sale, at fair value                  558,536          453,956
   Held to maturity, at cost; fair value $224,799
     in 2002 and $177,595 in 2001                     216,719          175,105
--------------------------------------------------------------------------------
   Total securities                                   775,255          629,061

Federal Home Loan Bank stock, at cost                  24,582           23,491
Loans                                                 756,978          605,645
Less allowance for loan losses                         15,660           13,593
--------------------------------------------------------------------------------
   Net loans                                          741,318          592,052

Premises and equipment, net                            24,398           22,102
Accrued interest receivable                             8,051            7,124
Goodwill and other intangibles                         25,750              669
Other assets                                           31,375           29,121
--------------------------------------------------------------------------------
   Total assets                                    $1,684,582       $1,362,229
--------------------------------------------------------------------------------
Liabilities:
Deposits:
   Demand                                            $175,245         $134,783
   Savings                                            454,437          316,953
   Time                                               479,743          365,140
--------------------------------------------------------------------------------
   Total deposits                                   1,109,425          816,876
Dividends payable                                       1,500            1,569
Federal Home Loan Bank advances                       425,725          431,490
Other borrowings                                        7,691            2,087
Accrued expenses and other liabilities                 14,906           12,270
--------------------------------------------------------------------------------
   Total liabilities                                1,559,247        1,264,292
--------------------------------------------------------------------------------
Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares; issued 13,086,795 shares
   in 2002 and 12,065,283 shares in 2001                  818              754
Paid-in capital                                        28,782           10,696
Retained earnings                                      88,064           81,114
Accumulated other comprehensive income                  8,667            6,416
Treasury stock, at cost; 51,805 shares in 2002
   and 54,102 shares in 2001                             (996)          (1,043)
--------------------------------------------------------------------------------
   Total shareholders' equity                         125,335           97,937
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity      $1,684,582       $1,362,229
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


                                   Months 1 - 12   Months 13-24   Months 1 - 60
 -------------------------------------------------------------------------------

 200 basis point increase in rates     4.51%          6.94%            8.05%
 100 basis point decrease in rates    -3.09%         -7.14%           -8.28%

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


                                     WASHINGTON TRUST BANCORP, INC.
                                              (Registrant)



November 22, 2002                    By:  John C. Warren
                                     ------------------------------------------
                                     John C. Warren
                                     Chairman and Chief Executive Officer
                                     (principal executive officer)





November 22, 2002                    By:  David V. Devault
                                     ------------------------------------------
                                     David V. Devault
                                     Executive Vice President, Treasurer
                                     and Chief Financial Officer
                                    (principal financial and accounting officer)

                             CERTIFICATIONS


I, John C. Warren, Chairman and Chief Executive Officer of Washington Trust Bancorp, Inc., certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A, for the quarterly period ended September 30, 2002, of Washington Trust Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others with that entity, particularly during the period in which this amended quarterly report is being prepared;
     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and
     (c) presented in the quarterly report, for which this Form 10-Q/A amends, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in the quarterly report, for which this Form 10-Q/A amends, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 22, 2002                    By:   John C. Warren
                                            ------------------------------------
                                            John C. Warren
                                            Chairman and Chief Executive Officer
                                               (principal executive officer)

                                CERTIFICATIONS


I, David V. Devault, Executive Vice President, Treasurer and Chief Financial Officer of Washington Trust Bancorp, Inc., certify that:

1. I have reviewed this amended quarterly report on Form 10-Q/A, for the quarterly period ended September 30, 2002, of Washington Trust Bancorp, Inc. (the "Registrant");

2. Based on my knowledge, this amended quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this amended quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this amended quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this amended quarterly report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and we have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiary, is made known to us by others with that entity, particularly during the period in which this amended quarterly report is being prepared;
     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this amended quarterly report (the "Evaluation Date"); and
     (c) presented in the quarterly report, for which this Form 10-Q/A amends, our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of the Registrant's board of directors:

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and
     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in the quarterly report, for which this Form 10-Q/A amends, whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  November 22, 2002             By:   David V. Devault
                                     ------------------------------------------
                                     David V. Devault
                                     Executive Vice President, Treasurer
                                     and Chief Financial Officer
                                    (principal financial and accounting officer)