Form 10-K
period 2002-12-31
WASHINGTON TRUST BANCORP INC
filed 2003-03-20
CIK 737468

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

(Mark One)
[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2002 or

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). [X] Yes [ ] No

The aggregate market value of voting stock held by non-affiliates of the registrant was $298,479,217 at June 30, 2002 which includes $32,422,109 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of the registrant's common stock, $.0625 par value per share, outstanding as of February 24, 2003 was 13,068,211.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's Proxy Statement dated March 20, 2003 for the Annual Meeting of Shareholders to be held April 29, 2003 are incorporated by reference into Part III of this Form 10-K.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    FORM 10-K
                         WASHINGTON TRUST BANCORP, INC.
                      For the Year Ended December 31, 2002

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

  Part III
     Item 10      Directors and Executive Officers of the Registrant
     Item 11      Executive Compensation
     Item 12      Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters
     Item 13      Certain Relationships and Related Transactions
     Item 14      Controls and Procedures
     Item 15      Exhibits, Financial Statement Schedules and Reports on
                   Form 8-K
  Signatures
  Certifications





This report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation's (as hereinafter defined) actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan default and charge-off rates and changes in the assumptions used in making such forward-looking statements.

                                     PART I

ITEM 1.  BUSINESS

Washington Trust Bancorp, Inc.
Washington Trust Bancorp, Inc. (the "Bancorp") is a publicly-owned, registered bank holding company, organized in 1984 under the laws of the state of Rhode Island, whose subsidiaries are permitted to engage in banking and other financial services and businesses. The Bancorp conducts its business through its wholly owned subsidiary, The Washington Trust Company (the "Bank"), a Rhode Island chartered commercial bank. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation ("FDIC"), subject to regulatory limits.

The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Corporation.

The accounting and reporting policies of the Bancorp and the Bank, (together, the "Corporation" or "Washington Trust") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. At December 31, 2002, the Corporation had total assets of $1.7 billion, total deposits of $1.1 billion and total shareholders' equity of $128.7 million.

The Corporation's Internet address is www.washtrust.com. On the same day that the Bancorp files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments thereto, the Bancorp makes such reports available free of charge through the Corporation's website.

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

The Bank owns and operates ATMs located throughout its market area that provide an important customer delivery channel for banking transactions. The Bank is a member of various ATM networks, including Cirrus, MasterCard, NYCE and PLUS. The Bank also has access to the American Express, Cashstream, Discover and Visa Networks.

Data processing for most of the Bank's deposit and loan accounts and other applications are conducted internally, using owned equipment. Application software is primarily obtained through purchase or licensing agreements.

The Bank's primary source of income is net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing deposits and other borrowed funds. Sources of noninterest income include fees for management of customer investment portfolios, trusts and estates, service charges on deposit accounts, merchant processing fees, net gains on loan sales and other banking-related fees. Noninterest expenses include the provision for loan losses, salaries and employee benefits, occupancy, equipment, merchant processing, outsourced services, advertising and promotion and other administrative expenses.

The Bank's loan  portfolio  is  concentrated  among  borrowers  in southern  New
England, primarily Rhode Island, and to a lesser extent in Connecticut and Massachusetts. The Bank provides a variety of commercial and retail lending products. The Bank generally underwrites its residential mortgages based upon secondary market standards. Loans are originated both for sale in the secondary market as well as for portfolio. The Bank sells loans with servicing released and retained.

The Bank provides trust and investment management services as trustee under wills and trust agreements; as executor or administrator of estates; as a provider of agency, custodial and management investment services to individuals and institutions; and as a trustee for employee benefit plans. In 2000, the Corporation acquired Phoenix Investment Management Company, Inc. ("Phoenix"), an independent investment advisory firm located in Providence, Rhode Island. Phoenix operates under its own name as a division of the Bank. Phoenix provides investment advisory services including asset allocation analysis and equity, fixed income and balanced portfolio management. The total market value of trust and investment management assets under administration, including Phoenix, amounted to $1.5 billion and $1.6 billion as of December 31, 2002 and 2001, respectively.

The following is a summary of recurring sources of income, which excludes net realized gains on securities and the 1999 net gain on the sale of the credit card portfolio, as a percentage of total income (net interest income plus recurring noninterest income) during the past five years:

                                2002       2001      2000      1999      1998
--------------------------------------------------------------------------------

Net interest income              66%        65%       67%       67%       67%
Trust and investment management  15         17        19        17        17
Other noninterest income         19         18        14        16        16
--------------------------------------------------------------------------------

Total income                    100%       100%      100%      100%      100%
--------------------------------------------------------------------------------

On April 16, 2002, the Corporation completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank. The results of First Financial Corp.'s operations have been included in the Corporation's Consolidated Statements of Income since that date. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Corporation closed the Richmond and North Kingstown branches and consolidated them into existing Bank branches in May 2002.

Market Area and Competition
The Bank's market area includes Washington County and a portion of Providence County in Rhode Island, as well as a portion of New London County in Connecticut. The Bank operates sixteen banking offices in these Rhode Island and Connecticut counties. The locations of the banking offices are as follows:

Westerly, RI (three locations) (1)       Wakefield, RI  (1)
Richmond, RI (1)                         North Kingstown, RI  (1)
Charlestown, RI (1)                      Cranston, RI  (2)
New Shoreham (Block Island), RI (1)      Providence, RI (two locations)  (2) (3)
Narragansett, RI (two locations) (1)     Mystic, CT (three locations)

(1) Located in Washington County.
(2) Located in Providence County.
(3) The Bank has a full service branch and a trust/investment management office located in Providence, RI.

The Bank's banking offices in Charlestown and on Block Island are the only bank facilities in those Rhode Island communities.

Subject to the approval of state and federal regulators, the Corporation expects to open a full-service Bank branch office in Warwick, Rhode Island, in the second quarter of 2003, which will expand the Bank's market area into Kent County.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences.

The Bank had 53% of total deposits reported by all financial institutions for Washington County communities in which the Bank operates ten of its banking offices as of June 30, 2002. The closest competitor held 25%, and the second closest competitor held 10% of total deposits in the same Washington County communities. The Corporation believes that being the largest commercial banking institution headquartered within this market area provides a competitive advantage over other financial institutions. With the April 2002 acquisition of First Financial Corp., the Bank added two locations in Providence County.

The Bank has a marketing department that is responsible for the review of existing products and services and the development of new products and services.

Employees
As of December 31, 2002 the Corporation had 443 employees, of which 388 were full-time and 55 were part-time.

Supervision and Regulation
General - The business in which the Corporation is engaged is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other agencies of federal and state government. The supervisory and regulatory activities of these authorities are often intended primarily for the protection of customers or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Corporation, nor intended for the protection of the Bancorp's shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Proposals to change regulations and laws that affect the banking industry are frequently raised at the federal and state level. The potential impact on the Corporation of any future revisions to the supervisory or regulatory structure cannot be determined.

The Bancorp and the Bank are required by various authorities to file extensive periodic reports of financial and other information and such other reports that the regulatory and supervisory authorities may require. The Corporation is also subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended.

As a registered bank holding company, the Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the "BHC Act"), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), and the State of Rhode Island, Department of Business Regulation, Division of Banking (the "Division"). The BHC Act requires that the Bancorp obtain prior approval of the Federal Reserve Board to acquire substantially all of the assets of a bank, to acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or increasing such ownership or control of any bank or merging or consolidating with any bank holding company. Provided that the Bancorp does not become a "financial holding company" under the Gramm-Leach-Bliley Act (as discussed below), the BHC Act also requires that the Bancorp obtain prior approval of the Federal Reserve Board to acquire more than 5% of the voting shares of certain nonbank entities and restricts the activities of the Bancorp to those closely related to banking. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act or orders or regulations thereunder, to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Federal law also regulates transactions between the Bancorp and the Bank, including loans or extensions of credit.

The Bank is subject to the supervision of, and examination by, the Federal Deposit Insurance Corporation (the "FDIC"), the Division and the State of Connecticut, Department of Banking, in which the Bank has established branches. The Bank is also subject to various Rhode Island and Connecticut business and banking regulations.

The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund - member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds.

Transactions with Affiliates - The Federal Reserve Board recently adopted a final rule, which will become effective April 1, 2003, to implement comprehensively Sections 23A and 23B of the Federal Reserve Act. This new rule, among other requirements, specifies that derivative transactions are subject to
Section 23B (including use of daily marks and two way collateralization) but generally not to Section 23A, except that derivatives in which the bank provides credit protection to a nonaffiliated on behalf of an affiliate will be treated as a guarantee for purposes of Section 23A. The new rule also requires banks to establish policies and procedures to monitor credit exposure to affiliates. The Federal Reserve Board has stated that it intends to propose future regulations to treat derivatives that are the functional equivalent of a loan to an affiliate as subject to Section 23A.

Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") - Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.

FDICIA established five capital tiers, ranging from "well-capitalized" to "critically undercapitalized." A depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. At December 31, 2002, the Bank's capital ratios placed it in the well-capitalized category. Reference is made to Note 17 to the Corporation's Consolidated Financial Statements for additional discussion of the Corporation's regulatory capital requirements.

Another primary purpose of FDICIA was to recapitalize the Bank Insurance Fund ("BIF"). The FDIC adopted a risk-related premium system for the assessment period beginning January 1, 1993. Under this new system, each institution's assessment rate is based on its capital ratios in combination with a supervisory evaluation of the risk the institution poses to the BIF. Banks deemed to be well-capitalized and who pose the lowest risk to the BIF will pay the lowest assessment rates, while undercapitalized banks, which present the highest risk, will pay the highest rates.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") - The Interstate Act permits adequately capitalized bank holding companies to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. Rhode Island and Connecticut, the two states in which the Corporation conducts banking operations, have adopted legislation to "opt in" to interstate merger and branching provisions that effectively eliminated state law barriers.

Gramm-Leach-Bliley Act - The Gramm-Leach-Bliley Act established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit bank holding companies that qualify and elect to be treated as financial holding companies to engage in a range of financial activities broader than would be permissible for traditional bank holding companies, such as the Bancorp, that have not elected to be treated as financial holding companies. "Financial activities" is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

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

In order to elect to become a financial holding company and engage in a broader array of activities, a bank holding company, such as the Bancorp, must meet certain tests and file an election form with the Federal Reserve Board. To
qualify,   all  of  a  bank   holding   company's   subsidiary   banks  must  be
well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company's banks must have been rated "satisfactory" or better in its most recent federal CRA evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board, which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Bancorp has no immediate plans to become a financial holding company.

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

Privacy - The Gramm-Leach-Bliley Act requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires the financial institution to explain to consumers its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, the financial institution is prohibited from disclosing such information except as provided in its policies and procedures.

USA Patriot Act - The USA Patriot Act of 2001 (the "Patriot Act"), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, as implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies or procedures with respect to, among other matters, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act also permits information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and requires the Federal Reserve Board to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or the Bank Merger Act.

Dividend Restrictions - The Bancorp's revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 17 to the Corporation's Consolidated Financial Statements for additional discussion of the Corporation's ability to pay dividends.

Capital Guidelines - Regulatory guidelines have been established that require bank holding companies and banks to maintain minimum ratios of capital to risk-adjusted assets. Banks are required to have minimum core capital (Tier 1) of 4% and total risk-adjusted capital (Tier 1 and Tier 2) of 8%. For the Corporation, Tier 1 capital is essentially equal to shareholders' equity excluding the net unrealized gain (loss) on securities available for sale. Tier 2 capital consists of a portion of the allowance for loan losses (limited to 1.25% of total risk-weighted assets). As of December 31, 2002, the Corporation's net risk-weighted assets amounted to $928.8 million, its Tier 1 capital ratio was 10.13% and its total risk-based capital ratio was 11.55%.

The Tier 1 leverage ratio is defined as Tier 1 capital (as defined under the risk-based capital guidelines) divided by average assets (net of intangible assets and excluding the effects of accounting for securities available for sale under SFAS No. 115). The minimum leverage ratio is 3% for bank holding companies that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and strong earnings. Other bank holding companies are expected to have ratios of at least 4 - 5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given bank holding company. The Corporation's Tier 1 leverage ratio was 5.63% as of December 31, 2002. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 leverage capital ratio applicable to it.

Disclosure Controls and Procedures - The Sarbanes-Oxley Act of 2002 and related rulemaking by the Securities and Exchange Commission ("SEC"), which effect sweeping corporate disclosure and financial reporting reform, generally require public companies to focus on their disclosure controls and procedures. As a result thereof, public companies, such as the Bancorp, now must have disclosure controls and procedures in place and make certain disclosures about them in their periodic SEC filings (i.e., Forms 10-K and 10-Q) and their chief executive officers and chief financial officers must certify in these filings that they are responsible for developing and evaluating disclosure controls and procedures and disclose the results of an evaluation conducted by them within the 90-day period preceding the filing of the relevant form, among other things. We are monitoring the status of other related ongoing rulemaking by the SEC and other regulatory entities. Currently, management believes that we are in compliance with the rulemaking promulgated to date.

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

Our Allowance for Loan Losses May Not Be Adequate to Cover Actual Loan Losses
We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results, and may also cause us to increase the allowance in the future. Further, our net income would decrease if we had to add additional amounts to our allowance for loan losses. In addition to general real estate and economic factors, the following factors could affect our ability to collect our loans and require us to increase the allowance in the future:

  o Regional credit concentration - We are exposed to real estate and economic factors in southern New England, primarily Rhode Island and to a lesser extent Connecticut and Massachusetts, because virtually our entire loan portfolio is concentrated among borrowers in these markets. Further, because a substantial portion of our loan portfolio is secured by real estate in this area, including most consumer loans and those commercial loans not specifically classified as commercial mortgages, the value of our collateral is also subject to regional real estate market conditions.

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

Limited Trading Activity in Our Common Stock Could Cause the Price of Our Shares to Decline
While our common stock is listed and traded on the Nasdaq National Market, there has only been limited trading activity in our common stock. The average daily trading volume of our common stock over the twelve-month period ended December 31, 2002 was approximately 14,037 shares. Accordingly, sales of a significant number of shares of common stock may adversely affect the market price of our common stock.

Allowance for Loan Losses
The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with accounting principles generally accepted in the United States of America, (SFAS No. 114). Other individual commercial loans and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower's financial condition, the borrower's debt service coverage, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogeneous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, virtually our entire loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island, and to a lesser extent in Connecticut and Massachusetts and a substantial portion  of the  portfolio  is  collateralized  by real  estate  in  this  area, including most consumer loans and those commercial loans not specifically classified as commercial mortgages. A portion of the commercial loans and commercial mortgage loans are to borrowers in the hospitality and tourism industry. Further, economic conditions which may affect the ability of borrowers to meet debt service requirements are considered including interest rates and energy costs. Results of regulatory examinations, historical loss ranges, portfolio composition including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The Corporation's Audit Committee of the Board of Directors is responsible for oversight of the loan review process. This process includes review of the Bank's procedures for determining the adequacy of the allowance for loan losses, administration of its internal credit rating systems and the reporting and monitoring of credit granting standards.

GUIDE 3 STATISTICAL DISCLOSURES

The following tables contain additional consolidated statistical data about the Corporation, to be read in conjunction with the Notes to the Consolidated Financial Statements.

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

II.  SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

A. The carrying amounts of securities as of the dates indicated are presented in the following tables:

     (Dollars in thousands)

     December 31,                                  2002       2001       2000
     ---------------------------------------------------------------------------

     Securities Available for Sale:
     U.S. Treasury obligations and obligations
        of U.S. government-sponsored agencies    $77,973    $66,715    $87,084
     Mortgage-backed securities                  386,747    300,050    240,856
     Corporate bonds                              66,435     64,149     38,565
     Corporate stocks                             22,401     23,042     20,106
     ---------------------------------------------------------------------------

     Total securities available for sale        $553,556   $453,956   $386,611
     ---------------------------------------------------------------------------

     (Dollars in thousands)

     December 31,                                  2002       2001       2000
     ---------------------------------------------------------------------------

     Securities Held to Maturity:
     U.S. Treasury obligations and obligations
        of U.S. government-sponsored agencies     $3,000     $8,311    $35,135
     Mortgage-backed securities                  220,711    146,702     66,715
     States and political subdivisions            18,566     20,092     23,065
     ---------------------------------------------------------------------------

     Total securities held to maturity          $242,277   $175,105   $124,915
     ---------------------------------------------------------------------------


B. Maturities of debt securities as of December 31, 2002 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated prepayments. Yields on tax exempt obligations are not computed on a tax equivalent basis.

     (Dollars in thousands)                 Due in      After 1 Year   After 5 Years
                                            1 Year       but within      but within        After
                                           or Less        5 Years         10 Years       10 Years        Totals
     ------------------------------------------------------------------------------------------------------------
     Securities Available for Sale:
     U.S. Treasury obligations and
     obligations of U.S.
     government-sponsored agencies:
       Amortized cost                      $28,958         $47,895             $-             $-        $76,853
       Weighted average yield                4.04%           5.47%              -              -          4.93%

     Mortgage-backed securities:
       Amortized cost                       98,935         162,701         56,723         59,802        378,161
       Weighted average yield                5.05%           4.45%          3.44%          2.81%          4.19%

     Corporate bonds:
       Amortized cost                       12,589          25,356          4,709         22,363         65,017
       Weighted average yield                4.95%           4.76%          3.28%          2.48%          3.90%
     ------------------------------------------------------------------------------------------------------------
     Total debt securities:
       Amortized cost                     $140,482        $235,952        $61,432        $82,165       $520,031
       Weighted average yield                4.83%           4.69%          3.42%          2.72%          4.27%
     ------------------------------------------------------------------------------------------------------------
       Fair value                         $144,816        $242,215        $62,215        $81,909       $531,155
     ------------------------------------------------------------------------------------------------------------


     (Dollars in thousands)                 Due in      After 1 Year   After 5 Years
                                            1 Year       but within     but within         After
                                           or Less         5 Years       10 Years        10 Years        Totals
     ------------------------------------------------------------------------------------------------------------
     Securities Held to Maturity:
     U.S. Treasury obligations and
     obligations of U.S
     government-sponsored agencies:
       Amortized cost                           $-          $3,000             $-             $-         $3,000
       Weighted average yield                    -           7.13%              -              -          7.13%

     Mortgage-backed securities:
       Amortized cost                       79,875         113,528         22,722          4,586        220,711
       Weighted average yield                5.81%           5.64%          5.25%          4.77%          5.64%

     States and political
     subdivisions:
       Amortized cost                        3,928          14,638              -              -         18,566
       Weighted average yield                4.21%           4.04%              -              -          4.08%
     ------------------------------------------------------------------------------------------------------------
     Total debt securities:
       Amortized cost                      $83,803        $131,166        $22,722         $4,586       $242,277
       Weighted average yield                5.73%           5.50%          5.25%          4.77%          5.54%
     ------------------------------------------------------------------------------------------------------------
       Fair value                          $86,708        $135,649        $23,391         $4,698       $250,446
     ------------------------------------------------------------------------------------------------------------

C.   Not applicable.

III. LOAN PORTFOLIO

A. The following table sets forth the composition of the Corporation's loan portfolio for each of the past five years:

     (Dollars in thousands)

     December 31,                                2002          2001           2000           1999           1998
     --------------------------------------------------------------------------------------------------------------
     Commercial:
         Mortgages                           $197,814      $118,999       $121,817       $113,719        $87,132
         Construction and development          10,337         1,930          2,809          2,902          2,855
         Other  (1)                           174,018       139,704        115,202        115,739        113,372
     --------------------------------------------------------------------------------------------------------------
     Total commercial                         382,169       260,633        239,828        232,360        203,359

     Residential real estate:
         Mortgages                            269,548       223,681        236,595        212,719        191,101
         Homeowner construction                11,338        11,678         14,344         12,995         15,052
     --------------------------------------------------------------------------------------------------------------
     Total residential real estate            280,886       235,359        250,939        225,714        206,153
     --------------------------------------------------------------------------------------------------------------
     Consumer                                 132,071       109,653        106,388         90,951         87,458
     --------------------------------------------------------------------------------------------------------------
     Total loans                             $795,126      $605,645       $597,155       $549,025       $496,970
     --------------------------------------------------------------------------------------------------------------

      (1) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

B. An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2002 follows:

     (Dollars in thousands)
                                                           One Year      One to Five    After Five
     Matures in:                                            or Less         Years          Years         Totals
     --------------------------------------------------------------------------------------------------------------
     Construction and development (1)                        $4,374         $8,627         $8,674        $21,675
     Commercial - other                                      69,115         71,175         33,728        174,018
     --------------------------------------------------------------------------------------------------------------
                                                            $73,489        $79,802        $42,402       $195,693
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

Sensitivity to changes in interest rates for all such loans due after one year is as follows:

     (Dollars in thousands)                           Floating or
                                    Predetermined      Adjustable
                                        Rates            Rates         Totals
     ---------------------------------------------------------------------------
     Principal due after one year     $68,677         $53,527         $122,204
     ---------------------------------------------------------------------------

C.   Risk Elements  Reference is made to the caption "Asset Quality" included in
     Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations. Included therein is a discussion of the Corporation's credit review and accounting practices, as well as information relevant to nonperforming assets at December 31, 2002.

     1. Nonaccrual,  Past Due and Restructured Loans
        a)Nonaccrual loans as of the dates indicated were as follows:

          (Dollars in thousands)

          December 31,                 2002     2001     2000     1999     1998
          ----------------------------------------------------------------------
                                      $4,177   $3,827   $3,434   $3,798   $5,846
          ----------------------------------------------------------------------

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

          For the year ended December 31, 2002, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $312 thousand. Interest recognized on these loans amounted to approximately $182 thousand.

          There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2002.

        b)Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:

          (Dollars in thousands)

          December 31,                 2002     2001     2000     1999     1998
          ----------------------------------------------------------------------
                                       $ -      $ -      $393     $120     $235
          ----------------------------------------------------------------------

        c)Restructured accruing loans for the dates indicated were as follows:

          (Dollars in thousands)

          December 31,                 2002     2001     2000     1999     1998
          ----------------------------------------------------------------------
                                       $ -      $ -      $ -      $446     $ -
          ----------------------------------------------------------------------

          Restructured accruing loans include those for which concessions, such as reduction of interest rates other than normal market rate adjustments or deferral of principal or interest payments, have been granted due to a borrower's financial condition. Interest on restructured  loans is  accrued  at the  reduced  rate.

     2. Potential Problem Loans Potential problem loans consist of certain accruing commercial loans that were less than 90 days past due at December 31, 2002, but were identified by management of the Bank as potential problem loans. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in Section III.C.1 above. At December 31, 2002, potential problem loans amounted to approximately $260 thousand. The Corporation's loan policy provides guidelines for the review of such loans in order to facilitate collection.

        Depending on future events, these potential problem loans, and others not currently identified, could be classified as nonperforming in the future.

     3. Foreign Outstandings
        None.

     4. Loan  Concentrations
        The Corporation has no concentration of loans that exceed 10% of its total loans except as disclosed by types of loan in Section III.A.

D.   Other Interest-Bearing Assets
     None.

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

     (Dollars in thousands)

     December 31,                                2002          2001          2000          1999          1998
     ------------------------------------ ------------- ------------- ------------- ------------- -------------
          Balance at beginning of year         $13,593       $13,135       $12,349       $10,966        $9,335

     Charge-offs:
        Commercial:
          Mortgages                                 27           122            61           170             -
          Construction and development               -             -             -           119             -
          Other                                    284           121           144           304           322
        Residential:
          Mortgages                                 29             -            65             -            14
          Homeowner construction                     -             -             -            23             -
        Consumer                                   157           190           413           351           317
     ------------------------------------ ------------- ------------- ------------- ------------- -------------
               Total charge-offs                   497           433           683           967           653
     ------------------------------------ ------------- ------------- ------------- ------------- -------------
     Recoveries:
       Commercial:
          Mortgages                                 72             -            53            44            51
          Construction and development               -             -             -             -             -
          Other                                      -           273           157           202           270
        Residential:
          Mortgages                                  -            15            46           135             9
          Homeowner construction                     -             -             -             1             -
       Consumer                                     90            53            63           128            75
     ------------------------------------ ------------- ------------- ------------- ------------- -------------
          Total recoveries                         162           341           319           510           405
     ------------------------------------ ------------- ------------- ------------- ------------- -------------
     Net charge-offs                               335            92           364           457           248
     Allowance on acquired loans                 1,829             -             -             -             -
     Additions charged to earnings                 400           550         1,150         1,840         1,879
     ------------------------------------ ------------- ------------- ------------- ------------- -------------
     Balance at end of year                    $15,487       $13,593       $13,135       $12,349       $10,966
     ------------------------------------ ------------- ------------- ------------- ------------- -------------
     Net charge-offs to average loans              .05%          .02%          .06%          .09%          .05%
     ------------------------------------ ------------- ------------- ------------- ------------- -------------

B. The following table presents the allocation of the allowance for loan losses:

     (Dollars in thousands)

     December 31,                               2002          2001          2000          1999          1998
     ------------------------------------ ------------- ------------- ------------- ------------- -------------

     Commercial:
        Mortgages                             $3,161        $2,195        $2,316        $1,920        $1,604
        % of these loans to all loans          24.9%         19.6%         20.4%         20.7%         17.5%

        Construction and development             243            33            55            56            45
        % of these loans to all loans           1.3%           .3%           .5%           .5%           .6%

        Other                                  2,832         3,024         2,250         1,979         2,142
        % of these loans to all loans          21.9%         23.1%         19.3%         21.1%         22.8%

     Residential:
        Mortgages                              1,457         1,230         1,286         1,165         1,108
        % of these loans to all loans          33.9%         36.9%         39.6%         38.7%         38.5%

        Homeowner construction                    61            64            78            71            87
        % of these loans to all loans           1.4%          2.0%          2.4%          2.4%          3.0%

     Consumer                                  1,305         1,222         1,295         1,155         1,189
     % of these loans to all loans             16.6%         18.1%         17.8%         16.6%         17.6%

     Unallocated                               6,428         5,825         5,855         6,003         4,791
     ------------------------------------ ------------- ------------- ------------- ------------- -------------
     Balance at end of year                  $15,487       $13,593       $13,135       $12,349       $10,966
                                              100.0%        100.0%        100.0%        100.0%        100.0%
     ------------------------------------ ------------- ------------- ------------- ------------- -------------

V.   DEPOSITS

A. Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

     (Dollars in thousands)                2002                       2001                        2000
     ------------------------ -------------------------- --------------------------- --------------------------
                                  Average      Average       Average      Average        Average      Average
                                   Amount     Rate Paid       Amount     Rate Paid        Amount     Rate Paid
     ------------------------ --------------- ---------- --------------- ----------- --------------- ----------

     Demand deposits              $149,382          -        $114,844           -        $106,741          -
     Savings deposits:
        Regular                    218,144       1.72%        128,765        1.74%        129,208       2.18%
        NOW                        106,188        .53%         88,097         .62%         79,782        .73%
        Money market                75,216       1.70%         72,498        3.22%         31,590       3.11%
     ------------------------ --------------- ---------- --------------- ----------- --------------- ----------
        Total savings              399,548       1.40%        289,360        1.77%        240,580       1.82%

     Time deposits                 454,239       3.69%        360,167        5.24%        351,961       5.64%
     ------------------------ --------------- ---------- --------------- ----------- --------------- ----------
        Total deposits          $1,003,169       2.23%       $764,371        3.14%       $699,282       3.46%
     ------------------------ --------------- ---------- --------------- ----------- --------------- ----------

B.   Not Applicable.

C.   Not Applicable.

D. The maturity schedule of time deposits in amounts of $100 thousand or more at December 31, 2002 was as follows:

     (Dollars in thousands)                                Over 3        Over 6
                                            3 months      through        through        Over 12
     Time remaining until maturity           or less      6 months      12 months       months        Totals
     -----------------------------------------------------------------------------------------------------------
                                             $71,795        $25,040       $29,945       $51,882      $178,662
     -----------------------------------------------------------------------------------------------------------

E.   Not Applicable

VI.  RETURN ON EQUITY AND ASSETS

                                                                           2002           2001           2000
     ------------------------------------------------------------------------------------------------------------
     Return on average assets                                              1.07%          1.01%          1.14%
     Return on average assets - operating basis (1)                        1.09%          1.20%          1.20%
     Return on average shareholders' equity                               14.25%         13.86%         16.14%
     Return on average shareholders' equity - operating basis (1)         14.60%         16.54%         16.98%
     Dividend payout ratio  (2)                                           42.11%         40.63%         41.74%
     Average equity to average total assets                                7.50%          7.28%          7.05%

     (1) Performance ratios measured with operating basis net income. A reconciliation of operating basis net income and financial results presented in accordance with accounting principles generally accepted in the United States of America is provided below.

     (2) Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share, on an operating basis, restated as a result of the June 2000 acquisition Phoenix, which was accounted for under the pooling of interests method.

     The  following  table  presents  a  reconciliation   of  financial  results
     presented in accordance with accounting principles generally accepted in the United States of America and operating basis results.

         (Dollars in thousands)
                                                                            2002           2001           2000
         --------------------------------------------------------------------------------------------------------
         Net income                                                      $16,757        $13,108        $13,209
         Nonoperating items, net of tax
           Acquisition costs                                                 417              -          1,101
           Litigation settlement, net of insurance recovery                    -          2,538              -
           Pro-forma income taxes on pre-acquisition earnings
              of acquired company                                              -              -           (413)
         --------------------------------------------------------------------------------------------------------
           Total nonoperating items                                          417          2,538            688
         --------------------------------------------------------------------------------------------------------
         Net income - operating basis                                    $17,174        $15,646        $13,897
         --------------------------------------------------------------------------------------------------------

VII. SHORT-TERM BORROWINGS

     Not Applicable.

ITEM 2.  PROPERTIES

The Corporation conducts its business from its corporate headquarters and other properties listed below all of which are considered to be in good condition and adequate for the purposes for which they are used.

The following table sets forth certain information relating to bank premises owned or used by the Corporation in conducting its business:

                                                                                                  Own/Lease
Location                                                   Description                            Expiration Date
----------------------------------------------------------------------------------------------------------------------
23 Broad Street, Westerly, RI                              Corporate headquarters                 Own
1200 Main Street, Wyoming (Richmond), RI                   Branch office                          Own
126 Franklin Street, Westerly, RI                          Branch office                          Own
Ocean Avenue, New Shoreham (Block Island), RI              Branch office                          Lease / 2006 (1)
4137 Old Post Road, Charlestown, RI                        Branch office                          Own
20 Point Judith Road, Narragansett, RI                     Branch office                          Own
7625 Post Road, North Kingstown, RI                        Branch office                          Own
730 Kingstown Road, Wakefield, RI                          Branch office                          Lease / 2005 (1)
885 Boston Neck Road, Narragansett, RI                     Branch office                          Own
Olde Mistick Village, 27 Coogan Boulevard, Mystic, CT      Branch office                          Lease / 2003
180 Washington Street, Providence RI                       Branch office                          Own
645 Reservoir Avenue, Cranston, RI                         Branch office                          Own & Lease (2)
McQuades Marketplace, Main Street, Westerly, RI            Supermarket branch                     Lease / 2007 (1)
McQuades Marketplace, 10 Clara Drive, Mystic, CT           Supermarket branch                     Lease / 2003 (1)
A & P Super Market, Route 1, Mystic, CT                    Supermarket branch                     Lease / 2005 (1)
66 South Main Street, Providence, RI                       Trust and investment services office   Lease / 2004 (1)
5 Ledward Avenue, Westerly, RI                             Operations facility                    Lease / 2003 (1)
2 Crosswind Road, Westerly, RI                             Operations facility                    Own

(1) Lease may be extended by the Corporation beyond the indicated expiration date.
(2) Owned building on leased land.  Lease expiration date is May 2009.

In addition to the facilities listed above, the Bank has four owned offsite-ATMs in leased spaces. The terms of these leases are negotiated annually.

ITEM 3.  LEGAL PROCEEDINGS
Reed & Lundy Matter - In June 1999 a lawsuit was filed against First Bank and Trust Company ("First Bank") in Providence County (Rhode Island) Superior Court by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, the Plaintiffs). The Bank was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank. The original complaint alleged claims for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank's 1996 loan to a third party company. The Plaintiffs allege that the loan to the third party enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy's profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act.

In December 2002, a judgment in the favor of the Bank and a dismissal of this lawsuit was rendered on all counts by way of summary judgment motion. In December 2002, the Plaintiffs appealed the judgment.

The Plaintiffs had previously filed a suit in the same court in 1996 against the third party company and its founder. The Bank is not a party to this suit. In September 2001, judgment was entered against the third party company and its founder in favor of the Plaintiffs for approximately $1.6 million in compensatory and punitive damages, including pre-judgment interest.

The Plaintiffs contend that the Bank as an alleged co-conspirator of the third party company is liable for this entire amount, none of which has been collected from the third party company. The Plaintiffs are also seeking additional compensatory damages and other costs allegedly arising after the third party trial. Including interest, it is estimated that the amount of the claim against the Bank is approximately $2.0 million.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious defenses in this litigation. The discovery phase of the case has been completed and the Bank filed a motion for summary judgment on all counts. As discussed above, in December 2002, a judgment in favor of the Bank and a dismissal of the suit was rendered on all counts by way of summary judgment motion. In December 2002, the Plaintiffs appealed the judgment. Because of the uncertainties surrounding the outcome of the litigation no assurance can be given that the litigation will be resolved in favor of the Bank. Management and legal counsel are unable to estimate the amount of loss, if any, that may be incurred with respect to this litigation. Consequently, no loss provision has been recorded.

A second claim ancillary to this litigation was brought by the Plaintiffs in March 2002. The Bank has also been substituted for First Bank in these proceedings. In this matter, the Plaintiffs brought a motion seeking enforcement of a prejudgment writ of attachment obtained in 1997 by the Plaintiffs against funds held by First Bank as collateral for the loan to the third party company. In 1999, First Bank had applied these funds as an offset to that loan. In August 2002, judgment against the Bank was rendered on this motion requiring the Bank to make the funds available for attachment by the Plaintiffs. This judgment is under appeal to the Rhode Island Supreme Court. As of September 30, 2002, the Corporation has recorded a liability for the judgment award of $273 thousand in connection with this matter. As a pre-acquisition contingency, the offset to the liability has been recognized as a portion of the purchase price of First Financial Corp.

Kiepler Matter - On February 20, 2001, a suit was filed against the Bank in its capacity as trustee of the Walfred M. Nyman Trust (the "Nyman Trust") in the United States District Court for the District of Rhode Island (the "District Court") by Beverly Kiepler ("Kiepler"), as beneficiary of the Nyman Trust, for damages which the Nyman Trust allegedly incurred as a result of the Bank's failure to file suit against Robert C. Nyman, Kenneth J. Nyman and Keith Johnson (the "Co-Defendants") for their wrongful dilution of the stock value of Nyman Manufacturing Company ("Nyman Mfg."), an asset of the Nyman Trust. The amount of damages to the Nyman Trust caused by the alleged dilution was approximately $1.3 million, based on the number of shares of Nyman Mfg. that were held by the Nyman Trust. Kiepler has alleged that the Bank breached its fiduciary duty by failing to join a suit brought by Kiepler in her individual capacity as a shareholder of Nyman Mfg., against the Co-Defendants.

This case is being vigorously contested by management. Management believes that the Bank did not breach its fiduciary duties and that the allegations by Kiepler are without merit. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

Maxson Matter - On May 11, 2001, the Bank entered into an agreement with Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders to settle a lawsuit for claims based upon theories of breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constructive fraud. Under the terms of the agreement, which did not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. In connection with this matter, in August 2001, and in December 2001, the Bank received settlements from insurance carriers in the amounts of $775 thousand ($553 thousand net of tax) and $400 thousand ($252 thousand net of tax), respectively. The recoveries were recorded as reductions of the litigation settlement cost included in other noninterest expenses. No further insurance recoveries are expected.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT
The following is a list of all executive officers of the Bancorp and the Bank with their titles, ages, and length of service, followed by certain biographical information.

                                                                                                        Years of
  Name                       Title                                                               Age    Service
  ----------------------------------------------------------------------------------------------------------------
  John C. Warren             Chairman and Chief Executive Officer of the Bancorp and the Bank     57       7

  John F. Treanor            President and Chief Operating Officer of the Bancorp and the Bank    55       4

  David V. Devault           Executive Vice President, Treasurer and Chief Financial Officer
                             of the Bancorp and the Bank; Secretary of the Bank                   48       16

  Harvey C. Perry II         Senior Vice President and Secretary of the Bancorp;                  53       28
                             Senior Vice President - Director of Non-Profit Resources of the
                             Bank

  Dennis L. Algiere          Senior Vice President - Compliance and Community Affairs, of the     42       8
                             Bank

  Stephen M. Bessette        Senior Vice President - Retail Lending, of the Bank                  55       6

  Vernon F. Bliven           Senior Vice President - Human Resources, of the Bank                 53       30

  Elizabeth B. Eckel         Senior Vice President - Marketing, of the Bank                       42       11

  William D. Gibson          Senior Vice President - Credit Administration, of the Bank           56       4

  Barbara J. Perino, CPA     Senior Vice President - Operations and Technology, of the Bank       41       14

  B. Michael Rauh, Jr.       Senior Vice President - Retail Banking, of the Bank                  43       11

  James M. Vesey             Senior Vice President and Chief Credit Officer, of the Bank          55       4

John C. Warren joined the Bancorp and the Bank in 1996 as President and Chief Operating Officer. In 1997, he was elected President and Chief Executive Officer. In 1999, he was elected Chairman and Chief Executive Officer of the Bancorp and the Bank.

John F. Treanor joined the Bancorp and the Bank and the Corporation in April 1999 as President and Chief Operating Officer. He served as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of SIS Bancorp, Inc. from 1994 to 1999.

David V. Devault joined the Bank in 1986 as Controller. He was elected Vice President and Chief Financial Officer of the Bancorp and the Bank in 1987. He was elected Senior Vice President and Chief Financial Officer of the Bancorp and the Bank in 1990. In 1997, he was also elected Treasurer of the Bancorp and the Bank. In 1998, he was elected Executive Vice President, Treasurer and Chief Financial Officer of the Bancorp and the Bank. He was appointed to the position of Secretary of the Bank in 2002.

Harvey C. Perry II joined the Bank in 1974 and was elected Assistant Trust Officer in 1977, Trust Officer in 1981 and Secretary and Trust Officer in 1982. He was elected Vice President and Secretary of the Bancorp and the Bank in 1984, and Senior Vice President and Secretary of the Bancorp and the Bank in 1990. In 2002, he was appointed Senior Vice President - Director of Non-Profit Resources of the Bank.

Dennis L. Algiere joined the Bank in April 1995 as Compliance Officer. He was named Vice President - Compliance in December 1996 and was promoted to Senior Vice President - Compliance and Community Affairs in September 2001.

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

Barbara J. Perino joined the Bank in 1988 as Financial Accounting Officer. She was named Controller in 1989 and Vice President - Controller in 1992. In 1998, she was promoted to Senior Vice President - Operations and Technology.

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


                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Bancorp's common stock has traded on the Nasdaq National Market since May 1996. Previously, the Bancorp's stock traded on the Nasdaq Small-Cap Market since June 1992, and had been listed on the Nasdaq Over-The-Counter Market system since June 1987.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2002 and 2001 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter.

    2002 Quarters                            1          2         3          4
    ----------------------------------------------------------------------------

    Stock prices:
        High                              $19.72     $24.11    $23.83     $21.20
        Low                                18.00      19.05     19.12      19.10

    Cash dividend declared per share        $.14       $.14      $.14       $.14

    2001 Quarters                            1          2         3          4
    ----------------------------------------------------------------------------

    Stock prices:
        High                              $17.75     $22.62    $22.14     $19.73
        Low                                13.75      16.35     16.69      17.76

    Cash dividend declared per share        $.13       $.13      $.13       $.13

The Bancorp will continue to review future common stock dividends based on profitability, financial resources and economic conditions. The Bancorp (including the Bank prior to 1984) has recorded consecutive quarterly dividends for over one hundred years.

The Bancorp's primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank. A discussion of the restrictions on the advance of funds or payment of dividends to the Bancorp is included in Note 17 to the Consolidated Financial Statements.

At February 24, 2003 there were 2,202 holders of record of the Bancorp's common stock.

Equity Compensation Plan Information
The following table provides information as of December 31, 2002 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1988 Amended and Restated Stock Option Plan (the "1988 Plan"), the 1997 Equity Incentive Plan (the "1997 Plan") and the Nonqualified Deferred Compensation Plan (the "Deferred Compensation Plan"). The table does not include information about the proposed 2003 Plan which has been submitted for shareholder approval at the annual meeting and no grants have been made under the 2003 Plan.

                                        Equity Compensation Plan Information
     ------------------------------------------------------------------------------------------------------------

     Plan category                                                                       Number of securities
                                                                                       remaining available for
                                    Number of securities to      Weighted Average       future issuance under
                                    be issued upon exercise     exercise price of      equity compensation plan
                                    of outstanding options,    outstanding options,     (excluding securities
                                    warrants and rights (1)    warrants and rights    referenced in column (a))
     ------------------------------ ------------------------- ----------------------- ---------------------------

                                              (a)                      (b)                       (c)
     Equity compensation plans
     approved by security
     holders  (2)                          1,149,739                  $15.61                     186,438

     Equity compensation plans
     not approved by security
     holders  (3)                              6,446                     N/A (4)                  18,554
     ------------------------------ ------------------------- ----------------------- ---------------------------

     Total                                 1,156,185                  $15.61                     204,992
     ------------------------------ ------------------------- ----------------------- ---------------------------

     (1) Does not include any restricted stock as such shares are already reflected in the Bancorp's outstanding shares.
     (2) Consists of the 1988 Plan and the 1997 Plan.
     (3) Consists of the Deferred Compensation Plan which is described below.
     (4) Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan as such units do not have any exercise price.

The Deferred Compensation Plan
The Deferred Compensation Plan was established as of January 1, 1999. The Deferred Compensation Plan has not been approved by our shareholders.

The Deferred Compensation Plan allows our directors and officers to defer a portion of their compensation. The deferred compensation is contributed to a rabbi trust. The trustee of the rabbi trust invests the assets of the trust in shares of selected mutual funds as well as shares of the Bancorp's common stock pursuant to the directions of the plan participants. All shares of the Bancorp's common stock are purchased in the open market.

ITEM 6.  SELECTED FINANCIAL DATA
The following tables represent selected consolidated financial data as of and for the years ended December 31, 2002, 2001, 2000, 1999 and 1998. The selected consolidated financial data is derived from the Corporation's Consolidated Financial Statements that have been audited by KPMG LLP. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and are qualified in their entirety by, the more detailed information including the Consolidated Financial Statements and related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations," appearing elsewhere herein.

  FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA
  SELECTED OPERATING DATA AND FINANCIAL RATIOS:                                           (Dollars in thousands)

  At or for the years ended December 31,           2002          2001          2000            1999         1998
  ---------------------------------------------------------------------------------------------------------------
  Financial Results:
  Interest income                               $87,339       $87,527       $85,099         $73,002      $67,226
  Interest expense                               43,057        48,160        47,231          37,394       34,658
  ---------------------------------------------------------------------------------------------------------------
  Net interest income                            44,282        39,367        37,868          35,608       32,568
  Provision for loan losses                         400           550         1,150           1,840        1,879
  ---------------------------------------------------------------------------------------------------------------
  Net interest income after
    provision for loan losses                    43,882        38,817        36,718          33,768       30,689
  Noninterest income                             23,258        21,485        19,712          18,826       16,517
  ---------------------------------------------------------------------------------------------------------------
  Net interest and noninterest income            67,140        60,302        56,430          52,594       47,206
  Noninterest expense                            42,990        41,653        37,548          35,329       30,793
  ---------------------------------------------------------------------------------------------------------------
  Income before income taxes                     24,150        18,649        18,882          17,265       16,413
  Income tax expense                              7,393         5,541         5,673           4,754        4,235
  ---------------------------------------------------------------------------------------------------------------
  Net income                                    $16,757       $13,108       $13,209         $12,511      $12,178
  ---------------------------------------------------------------------------------------------------------------
  Net income - operating basis (1)              $17,174       $15,646       $13,897         $12,759      $11,510
  ---------------------------------------------------------------------------------------------------------------

  Per share information ($):
  Earnings per share:
    Basic                                          1.32          1.09          1.10            1.05         1.04
    Basic - operating basis  (1)                   1.35          1.30          1.16            1.07          .98
    Diluted                                        1.30          1.07          1.09            1.03         1.01
    Diluted - operating basis  (1)                 1.33          1.28          1.15            1.06          .95
  Cash dividends declared  (3)                      .56           .52           .48             .44          .40
  Book value                                       9.87          8.15          7.43            6.55         6.66
  Market value - closing stock price              19.53         19.00         14.00           17.75        21.50

  Performance Ratios (%):
  Return on average assets                         1.07          1.01          1.14            1.19         1.31
  Return on average assets - operating basis (2)   1.09          1.20          1.20            1.21         1.24
  Return on average shareholders' equity          14.25         13.86         16.14           15.73        16.09
  Return on average shareholders'
   equity - operating basis (2)                   14.60         16.54         16.98           16.04        15.21
  Dividend payout ratio  (4)                      42.11         40.63         41.74           41.51        42.11

  Asset Quality Ratios (%):
  Nonperforming loans to total loans                .53           .63           .58             .69         1.18
  Nonperforming assets to total assets              .24           .28           .28             .35          .61
  Allowance for loan losses to nonaccrual loans  370.78        355.20        382.50          325.15       187.59
  Allowance for loan losses to total loans         1.95          2.24          2.20            2.25         2.21
  Net charge-offs to average total loans            .05           .02           .06             .09          .05

  Capital Ratios (%):
  Total equity to total assets                     7.37          7.19          7.32            7.07         7.87
  Tier 1 leverage capital ratio                    5.63          6.84          7.08            7.22         7.37
  Total risk-based capital ratio                  11.55         14.22         14.35           14.38        14.87

(1) A reconciliation of operating basis net income and financial results presented in accordance with accounting principles generally accepted in the United States of America is provided on the following page.
(2)  Ratios measured with operating basis net income.
(3)  Represents  historical  per share  dividends  declared by the Bancorp.
(4) Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share, on an operating basis, restated as a result of the 1999 and 2000 acquisitions of Pier Bank Inc. and Phoenix, respectively, which were accounted for under the pooling of interests method.

The following table presents a reconciliation of financial results presented in accordance with accounting principles generally accepted in the United States of America and operating basis results.

                                                                                         (Dollars in thousands)

 For the years ended December 31,                2002          2001           2000          1999           1998
 ----------------------------------------------------------------------------------------------------------------
  Net income                                  $16,757       $13,108        $13,209       $12,511        $12,178
  Nonoperating items, net of tax
    Acquisition costs                             417             -          1,101         1,300              -
    Litigation settlement, net of
       insurance recovery                           -         2,538              -             -              -
    Pro-forma income taxes on
       pre-acquisition earnings of
       acquired company                             -             -           (413)         (767)          (668)
    Net gain on sale of credit card portfolio       -             -              -          (285)             -
  ----------------------------------------------------------------------------------------------------------------
     Total nonoperating items                     417         2,538            688           248            668
 ----------------------------------------------------------------------------------------------------------------
   Net income - operating basis               $17,174       $15,646        $13,897       $12,759        $11,510
 ----------------------------------------------------------------------------------------------------------------

  SELECTED BALANCE SHEET DATA:                                                            (Dollars in thousands)

  December 31,                                  2002          2001           2000          1999           1998
  ---------------------------------------------------------------------------------------------------------------
  Financial Condition:
  Cash and cash equivalents                  $51,048       $50,899        $43,860       $44,520        $34,654
  Total securities                           795,833       629,061        511,526       446,803        415,488
  FHLB stock                                  24,582        23,491         19,558        17,627         16,583
  Net loans                                  779,639       592,052        584,020       536,676        486,004
  Goodwill and other intangibles              25,260           669            799           928          1,057
  Other                                       69,299        66,057         58,304        59,051         41,364
  ---------------------------------------------------------------------------------------------------------------
  Total assets                            $1,745,661    $1,362,229     $1,218,067    $1,105,605       $995,150
  ---------------------------------------------------------------------------------------------------------------

  Deposits                                $1,110,493      $816,876       $735,684      $660,753       $627,763
  FHLB advances                              480,080       431,490        377,362       352,548        264,106
  Other borrowings                             9,183         2,087          3,227         4,209         15,033
  Other liabilities                           17,184        13,839         12,608         9,928          9,897
  Shareholders' equity                       128,721        97,937         89,186        78,167         78,351
  ---------------------------------------------------------------------------------------------------------------
  Total liabilities and shareholders'
  equity                                  $1,745,661    $1,362,229     $1,218,067    $1,105,605       $995,150
  ---------------------------------------------------------------------------------------------------------------


  Asset Quality:
  Nonaccrual loans                            $4,177        $3,827         $3,434        $3,798         $5,846
  Other real estate owned, net                    86            30              9            49            243
  ---------------------------------------------------------------------------------------------------------------
  Total nonperforming assets                  $4,263        $3,857         $3,443        $3,847         $6,089
  ---------------------------------------------------------------------------------------------------------------

SELECTED QUARTERLY FINANCIAL DATA                                                         (Dollars in thousands)

2002                                               Q1           Q2             Q3            Q4          Year
-----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                   $10,981      $12,823       $12,958        $12,814       $49,576
  Income from securities                         8,188        9,307         9,342          8,734        35,571
   Dividends on corporate stock and FHLB stock     483          497           500            493         1,973
  Interest on federal funds sold and other
    short-term investments                          62           46            63             48           219
-----------------------------------------------------------------------------------------------------------------
  Total interest income                         19,714       22,673        22,863         22,089        87,339
-----------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                                 971        1,182         1,773          1,672         5,598
  Time deposits                                  4,123        4,340         4,161          4,152        16,776
  FHLB advances                                  5,219        5,510         4,963          4,904        20,596
  Other                                             17           20            28             22            87
-----------------------------------------------------------------------------------------------------------------
  Total interest expense                        10,330       11,052        10,925         10,750        43,057
-----------------------------------------------------------------------------------------------------------------
Net interest income                              9,384       11,621        11,938         11,339        44,282
Provision for loan losses                          100          100           100            100           400
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
    losses                                       9,284       11,521        11,838         11,239        43,882
-----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust and investment management                2,565        2,667         2,468          2,471        10,171
  Service charges on deposit accounts              827          975           986            999         3,787
  Merchant processing fees                         446          776         1,221            559         3,002
  Net gains on loan sales                          516          398           608          1,362         2,884
  Income from bank-owned life insurance            288          285           291            291         1,155
  Net gains (losses) on sales of securities        291          381           (52)            58           678
  Other income                                     295          303           507            476         1,581
-----------------------------------------------------------------------------------------------------------------
  Total noninterest income                       5,228        5,785         6,029          6,216        23,258
-----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                 5,575        6,008         6,047          6,163        23,793
  Net occupancy                                    625          670           675            724         2,694
  Equipment                                        785          798           887            863         3,333
  Merchant processing costs                        357          614           965            455         2,391
  Legal, audit and professional fees               173          221           815            684         1,893
  Advertising and promotion                        240          436           271            233         1,180
  Outsourced services                              261          266           245            305         1,077
  Amortization of intangibles                       32          189           220            210           651
  Acquisition related expenses                       -          605             -              -           605
  Other                                          1,116        1,667         1,204          1,386         5,373
-----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                      9,164       11,474        11,329         11,023        42,990
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                       5,348        5,832         6,538          6,432        24,150
Income tax expense                               1,604        1,808         2,027          1,954         7,393
-----------------------------------------------------------------------------------------------------------------
Net income                                      $3,744       $4,024        $4,511         $4,478       $16,757
-----------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - basic   12,044.9     12,858.7      13,032.9       13,038.0      12,737.3
Weighted average shares outstanding - diluted 12,174.6     13,065.1      13,254.3       13,225.8      12,932.4
Per share information:
  Basic earnings per share                        $.31         $.31          $.35           $.34         $1.32
  Diluted earnings per share                      $.31         $.31          $.34           $.34         $1.30
  Cash dividends declared per share               $.14         $.14          $.14           $.14          $.56

SELECTED QUARTERLY FINANCIAL DATA                                                         (Dollars in thousands)

2001                                               Q1           Q2            Q3             Q4          Year
-----------------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                   $13,161      $12,659       $12,846       $11,952        $50,618
  Income from securities                         8,390        8,691         8,752         8,155         33,988
  Dividends on corporate stock and FHLB stock      617          582           591           537          2,327
  Interest on federal funds sold and other
    short-term investments                         203          180           134            77            594
-----------------------------------------------------------------------------------------------------------------
  Total interest income                         22,371       22,112        22,323        20,721         87,527
-----------------------------------------------------------------------------------------------------------------
Interest expense:
  Savings deposits                               1,368        1,386         1,300         1,073          5,127
  Time deposits                                  5,175        4,872         4,573         4,246         18,866
  FHLB advances                                  6,225        6,529         5,971         5,343         24,068
  Other                                             28           25            23            23             99
-----------------------------------------------------------------------------------------------------------------
  Total interest expense                        12,796       12,812        11,867        10,685         48,160
-----------------------------------------------------------------------------------------------------------------
Net interest income                              9,575        9,300        10,456        10,036         39,367
Provision for loan losses                          200          150           100           100            550
-----------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan
    losses                                       9,375        9,150        10,356         9,936         38,817
-----------------------------------------------------------------------------------------------------------------
Noninterest income:
  Trust and investment management                2,573        2,735         2,620         2,480         10,408
  Service charges on deposit accounts              866          920           894           834          3,514
  Merchant processing fees                         341          650         1,099           552          2,642
  Net gains on loan sales                          209          627           352           870          2,058
  Income from bank-owned life insurance            272          279           287           296          1,134
  Net gains (losses) on sales of securities          5          403             -           (60)           348
  Other income                                     323          355           401           302          1,381
-----------------------------------------------------------------------------------------------------------------
  Total noninterest income                       4,589        5,969         5,653         5,274         21,485
-----------------------------------------------------------------------------------------------------------------
Noninterest expense:
  Salaries and employee benefits                 5,191        5,168         5,326         5,160         20,845
  Net occupancy                                    723          629           652           628          2,632
  Equipment                                        825          809           760           981          3,375
  Merchant processing costs                        270          530           872           452          2,124
  Legal, audit and professional fees               312          524           235           265          1,336
  Advertising and promotion                        204          275           311           447          1,237
  Outsourced services                              232          254           213           276            975
  Amortization of intangibles                       32           32            32            33            129
  Litigation settlement cost, net of recovery    4,800            -          (775)         (400)         3,625
  Other                                          1,159        1,153         1,378         1,285          5,375
-----------------------------------------------------------------------------------------------------------------
  Total noninterest expense                     13,748        9,774         9,004         9,127         41,653
-----------------------------------------------------------------------------------------------------------------
Income before income taxes                         216        5,345         7,005         6,083         18,649
Income tax expense                                  62        1,545         2,163         1,771          5,541
-----------------------------------------------------------------------------------------------------------------
Net income                                        $154       $3,800        $4,842        $4,312        $13,108
-----------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - basic   12,012.2     12,031.3      12,056.9      12,055.7       12,039.2
Weighted average shares outstanding - diluted 12,123.2     12,237.8      12,270.1      12,215.7       12,202.5
Per share information:
  Basic earnings per share                        $.01         $.32          $.40          $.36          $1.09
  Diluted earnings per share                      $.01         $.31          $.40          $.35          $1.07
  Cash dividends declared per share               $.13         $.13          $.13          $.13           $.52

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

Recent Events
Subject to the approval of state and federal regulators, the Corporation expects to open a full service branch office in Warwick, Rhode Island in the second quarter 2003, which will expand the Bank's market area into Kent County.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Corporation considers the following to be its critical accounting policies: allowance for loan losses and review of goodwill and intangible assets for impairment. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Allowance for Loan Losses
Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with accounting principles generally accepted in the United States of America (SFAS 114). Other individual commercial loans and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogeneous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, virtually our entire loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island and to a lesser extent in Connecticut and Massachusetts, and a substantial portion of the portfolio is collateralized by real estate in this area, including most consumer loans and those commercial loans not specifically classified as commercial mortgages. A portion of the commercial loans and commercial mortgage loans are to borrowers in the hospitality and tourism industry. Further, economic conditions which may affect the ability of borrowers to meet debt service requirements are considered including interest rates and energy costs. Results of regulatory examinations, historical loss ranges, portfolio composition including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered.

The Corporation's Audit Committee of the Board of Directors is responsible for oversight of the loan review process. This process includes review of the Bank's procedures for determining the adequacy of the allowance for loan losses, administration of its internal credit rating systems and the reporting and monitoring of credit granting standards.

Accounting for Acquisitions and Review of Goodwill for Impairment
In April 2002, the Corporation completed its acquisition of First Financial Corp. which was accounted for under the purchase method of accounting. For acquisitions accounted for under the purchase method, the Corporation is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal or other valuation techniques. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using market value comparisons for similar institutions. The valuation technique contains estimates as to the comparability of the selected market information to the specifics of the Corporation. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. In connection with the acquisition of First Financial Corp., the Corporation has recorded $22.6 million of goodwill and $2.7 million of intangible assets as of December 31, 2002.

Financial Overview
Net income for the year ended December 31, 2002 amounted to $16.8 million, or $1.30 per diluted share, compared to $13.1 million, or $1.07 per diluted share, for 2001. The Corporation's rates of return on average assets and average equity for 2002 were 1.07% and 14.25%, respectively. Comparable amounts for the year 2001 were 1.01% and 13.86%, respectively.

In 2002, the Corporation completed the acquisition of First Financial Corp., and recorded acquisition-related expenses of $417 thousand after tax ($.03 per diluted share). The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations" and the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" were also applied. In 2001, the Corporation recorded a litigation settlement expense, net of insurance recovery, of $2.5 million after tax ($.21 per diluted share). Results excluding the acquisition-related expenses and litigation settlement expense, net of taxes, are referred to herein as "operating."


The following table presents a reconciliation of financial results presented in accordance with accounting principles generally accepted in the United States of America and operating basis results:

     (Dollars in thousands)

     December 31,                                          2002            2001
     ---------------------------------------------------------------------------
     Net income                                          $16,757         $13,108
     Nonoperating items, net of tax
        Acquisitions costs                                   417               -
        Litigation settlement, net of insurance recovery       -           2,538
     ---------------------------------------------------------------------------
        Total nonoperating items                             417           2,538
     ---------------------------------------------------------------------------
     Net income - operating basis                        $17,174         $15,646
     ---------------------------------------------------------------------------

Operating net income for the year 2002 amounted to $17.2 million, or $1.33 per diluted share, up 9.8% on a dollar basis and 3.9% on a diluted per share basis from $15.6 million, or $1.28 per share, reported for 2001. The Corporation's rates of return on average assets and average equity, on an operating basis, for 2002 were 1.09% and 14.60%, respectively. Comparable amounts for the year 2001 were 1.20% and 16.54%, respectively.

For the year ended December 31, 2002, net interest income (the difference between interest earned on loans and securities and interest paid on deposits and other borrowings) amounted to $44.3 million, up 12.5% from $39.4 million for 2001. Although net interest income has increased, the net interest margin in 2002 amounted to 3.10%, down from 3.30% in 2001, and has been affected by the significant decline in market interest rates. The decrease in the net interest margin reflects a decline in yields on loans and securities, which has been offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. The Corporation expects that these conditions affecting net interest income will continue for the near term. (See additional discussion under the caption "Net Interest Income.")

For the years ended December 31, 2002 and 2001, the Corporation's provision for loan losses amounted to $400 thousand and $550 thousand, respectively. The provision decreased due to management's belief that the allowance for loan losses is at a reasonable level based on its current evaluation. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses increased from $13.6 million at December 31, 2001 to $15.5 million at December 31, 2002 due to the $1.8 million allowance on acquired loans and the 2002 provision and recoveries, net of charge-offs.

Other noninterest income (noninterest income excluding net realized gains on securities) amounted to $22.6 million for the year 2002, up from the 2001 amount of $21.1 million. The growth in noninterest income was primarily attributable to increases in gains on loan sales and service fees, and was offset in part by declines in trust and investment management income.

The Corporation recognized net realized gains on securities amounting to $678 thousand and $348 thousand in 2002 and 2001, respectively. Included in net realized gains on securities in 2002 were $459 thousand in loss write-downs on certain equity securities deemed to be other than temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers.

For the year 2002, total operating noninterest expense (total noninterest expense excluding acquisition-related expenses and litigation settlement cost, net of recovery) amounted to $42.4 million, up 11.5% over the comparable 2001 amount. The increase was primarily attributable to normal growth and higher operating costs resulting from the April 2002 acquisition of First Financial Corp. Included in other noninterest expense for the twelve months ended December 31, 2002 and 2001 were contributions of appreciated equity securities to the Corporation's charitable foundation amounting to $403 thousand and $353 thousand, respectively. These transactions resulted in realized securities gains of $381 thousand and $351 thousand, respectively, for the same periods.

Total consolidated assets amounted to $1.746 billion at December 31, 2002, up 28.1% from the December 31, 2001 balance of $1.362 billion. Average assets rose 20.7% during 2002 and amounted to $1.569 billion. The growth in assets was mainly attributable to the April 2002 purchase of First Financial Corp. and purchases of investment securities. During 2002, total loans increased $189.5 million, or 31.3%, including $115.5 million acquired from First Financial Corp. Total securities increased $166.8 million, or 26.5%, in 2002. Purchases of securities were funded primarily with deposit growth. Total deposits amounted to $1.110 billion, up $293.6 million, or 35.9%, from the December 31, 2001 balance. Included in the deposit balance increase were $137.7 million of deposits acquired from First Financial Corp. FHLB advances totaled $480.1 million at December 31, 2002, up $48.6 million, or 11.3%, from the prior year balance.

Nonaccrual loans as a percentage of total loans at December 31, 2002 amounted to ..53%, down from .63% at December 31, 2001. Nonperforming assets (nonaccrual loans and property acquired through foreclosure) totaled $4.3 million or .24% of total assets at December 31, 2002, compared to $3.9 million or .28% of total assets at December 31, 2001.

Total shareholders' equity amounted to $128.7 million at December 31, 2002, up $30.8 million, or 31.4%, from the prior year balance. This increase is attributable to common stock issued in connection with the First Financial Corp. acquisition. (See additional discussion under the caption "Acquisitions" below and Note 2 to the Corporation's Consolidated Financial Statements for additional information regarding the acquisition.) Included in shareholders' equity at December 31, 2002 was accumulated other comprehensive income on securities available for sale, net of tax, of $9.3 million compared to $6.4 million in accumulated other comprehensive income associated with net unrealized gains on securities available for sale and the interest rate floor contract at December 31, 2001. (See Note 17 to the Corporation's Consolidated Financial Statements for additional discussion on shareholders' equity.)

Book value per share as of December 31, 2002 and 2001 amounted to $9.87 and $8.15, respectively.

Liquidity
Liquidity is the ability of a financial  institution to meet maturing  liability obligations and customer loan demand. Washington Trust's primary source of liquidity is customer deposits. Customer deposits (time, savings and demand deposits) funded approximately 64.0% of total average assets in 2002. Other sources of funding include discretionary use of purchased liabilities (i.e., FHLB term advances and federal funds purchased), cash flows from the Corporation's securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation's Asset/Liability Committee ("ALCO") establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during 2002. Net loans as a percentage of total assets amounted to 44.7% at December 31, 2002, compared to 43.5% at December 31, 2001. Total securities as a percentage of total assets amounted to 45.6% at December 31, 2002, down from 46.2% at December 31, 2001. These changes resulted primarily from loans acquired, purchases of debt securities and the 28.1% increase in total assets in 2002.

For the year ended December 31, 2002, net cash provided by financing activities was $180.1 million. Proceeds from FHLB advances totaled $717.2 million, while repayments of FHLB advances totaled $690.7 million in 2002. Additionally, $156.4 million was generated from overall growth in deposits, excluding amounts acquired from First Financial Corp. Net cash used in investing activities was $200.4 million in 2002, the majority of which was used to purchase securities. In addition, as a result of the acquisition of First Financial Corp., the Corporation acquired $34.5 million in cash, net of the payment made for the acquisition. A substantial portion of the First Financial Corp. investment portfolio was liquidated prior to the April 16, 2002 acquisition date. In 2002 and 2001, the Corporation expended $3.4 million in each year to upgrade and expand equipment and premises in order to support its operations. Net cash provided by operating activities amounted to $20.4 million in 2002, $16.8 million of which was generated by net income. (See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.)

Acquisitions
On April 16, 2002, the Corporation completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank. The results of First Financial Corp.'s operations have been included in the Corporation's Consolidated Statements of Income since that date. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Corporation closed the Richmond and North Kingstown branches and consolidated them into existing Bank branches in May 2002. Pursuant to the Agreement and Plan of Merger dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into the Bancorp and the merger of First Bank and Trust Company with and into the Bank. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations" and the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" were also applied. The Corporation acquired assets totaling $204.8 million, including goodwill of $21.6 million, and liabilities amounting to $166.7 million. In accordance with accounting principles generally accepted in the United States of America, the Corporation also capitalized $968 thousand of business combination costs (primarily legal, accounting and investment advisor fees) to goodwill, which resulted in the recording of goodwill totaling $22.6 million. The Corporation expects that some adjustments of the fair values assigned to the assets acquired and liabilities assumed at April 16, 2002 may be subsequently recorded, although such adjustments are not expected to be material.

On June 26, 2000, the Corporation completed its acquisition of Phoenix, an independent investment advisory firm located in Providence, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated April 24, 2000, the acquisition was effected by means of merger of Phoenix with and into the Bank. For the year ended December 31, 1999, Phoenix's investment management revenues totaled $3.4 million. Expenses directly attributable to the 2000 acquisition of Phoenix amounted to $1.1 million, after income taxes, and were charged to earnings at the date of combination. Acquisition related expenses primarily consisted of legal and investment advisory fees. The acquisition of Phoenix was a tax-free reorganization and was accounted for under the pooling of interests method. Accordingly, the consolidated financial statements and other financial information of the Corporation have been restated to present the combined financial condition and results of operations as if the combination had been in effect for all periods presented.

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

FTE net interest income increased $4.9 million, or 12.1%, from 2001 to 2002. The increase was primarily due to growth in interest-earning assets and lower cost of funds on interest-bearing liabilities.

The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for 2002 and 2001 were 3.10% and 3.30%, respectively. The interest rate spread decreased slightly from 2.77% in 2001 to 2.71% in 2002. Earning asset yields declined 118 basis points during 2002, while the cost of interest-bearing liabilities decreased 112 basis points. The significant decline in market interest rates has adversely affected the net interest margin. The decrease in the net interest margin reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. The Corporation expects that these conditions affecting net interest income will continue for the near term.

The yield on interest-earning assets amounted to 6.05% in 2002, down from 7.23% in 2001. Average interest-earning assets amounted to $1.461 billion or 19.2% over the comparable 2001 amount of $1.225 billion. The growth in average interest-earning assets was due to growth in securities and loans.

Total average securities rose $135.3 million, or 22.0%, in 2002, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 5.14% in 2002, down from 6.13% in 2001. The decrease in yields on securities reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on investment purchases during 2002 relative to the prior year.

Average loans amounted to $709.5 million in 2002, up $100.4 million, or 16.5%, from 2001. The FTE rate of return on total loans was 7.01% in 2002, compared to 8.34% in 2001. This decline is primarily due to lower marginal yields on floating and adjustable rate loans in 2002 as compared to the prior year and a decline in yields on new loan originations. Average commercial loans rose 35.2% to $341.4 million while the yield on commercial loans declined 174 basis points to 7.51%. Included in interest income on commercial loans was $229 thousand of depreciation in the value of the interest rate floor contract through the termination of the contract in May 2002. Appreciation in the value of the interest rate floor contract in 2001 amounted to $642 thousand. (See Note 9 to the Consolidated Financial Statements for additional information regarding the interest rate floor contract.) Average residential real estate loans amounted to $246.9 million, down 2.0% from the prior year level. This decrease was primarily a result of heavy residential mortgage refinancing activity, spurred by a low interest rate environment, which increased the amount of loans sold into the secondary market. The yield on residential real estate loans decreased 78 basis points from the prior year, amounting to 6.88%. Average consumer loans rose 15.6% over the prior year and amounted to $121.1 million. The yield on consumer loans declined 191 basis points from the prior year to 5.88%, primarily due to a decline in the yield on home equity lines.

Average interest-bearing liabilities increased 19.2% to $1.288 billion at December 31, 2002. Due to lower rates paid on both borrowed funds and deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 3.34% in 2002, a decrease of 112 basis points from the prior year yield level.

Average savings deposits increased 38.1% to $399.6 million in 2002. The rate paid on savings deposits for 2002 was 1.40%, compared to 1.77% in 2001. Average time deposits increased $94.1 million with a decrease of 155 basis points in the rate paid. In addition, average demand deposits, an interest-free source of funding, increased 30.1% from 2001 to $149.4 million in 2002.

Average FHLB advances increased by $2.5 million from 2001 and amounted to $431.0 million. The average rate paid on FHLB advances in 2002 was 4.78%, a decrease of 84 basis points from the prior year.


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

Years ended December 31,                    2002                        2001                         2000
---------------------------------------------------------------------------------------------------------------------
                                   Average           Yield/     Average           Yield/    Average            Yield/
(Dollars in thousands)             Balance   Interest Rate      Balance  Interest  Rate     Balance   Interest  Rate
---------------------------------------------------------------------------------------------------------------------

Assets:
Residential real estate loans     $246,915    16,989  6.88     $251,774   19,279   7.66    $240,410    18,777   7.81
Commercial and other loans         341,434    25,632  7.51      252,501   23,344   9.25     230,772    21,946   9.51
Consumer loans                     121,110     7,122  5.88      104,767    8,164   7.79      98,479     8,826   8.96
---------------------------------------------------------------------------------------------------------------------
 Total loans                       709,459    49,743  7.01      609,042   50,787   8.34     569,661    49,549   8.70
Federal funds sold and other
 short-term investments             14,477       219  1.52       15,088      594   3.94      13,247       837   6.32
Taxable debt securities            674,095    34,746  5.15      540,955   33,057   6.11     456,434    30,992   6.79
Nontaxable debt securities          19,544     1,267  6.48       21,765    1,430   6.57      25,050     1,652   6.60
Corporate stocks and FHLB stock     43,491     2,379  5.47       38,480    2,705   7.03      33,848     3,157   9.33
---------------------------------------------------------------------------------------------------------------------
 Total securities                  751,607    38,611  5.14      616,288   37,786   6.13     528,579    36,638   6.93
---------------------------------------------------------------------------------------------------------------------
 Total interest-earning assets   1,461,066    88,354  6.05    1,225,330   88,573   7.23   1,098,240    86,187   7.85
---------------------------------------------------------------------------------------------------------------------

Cash and due from banks             29,069                       19,759                      18,362
Allowance for loan losses          (15,016)                     (13,556)                    (12,881)
Premises and equipment, net         23,741                       22,869                      22,774
Other                               69,803                       44,924                      34,715
---------------------------------------------------------------------------------------------------------------------
 Total assets                   $1,568,663                   $1,299,326                  $1,161,210
---------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders'
Equity:
Savings deposits                  $399,548     5,598  1.40     $289,360    5,127   1.77    $240,580     4,383   1.82
Time deposits                      454,239    16,776  3.69      360,167   18,866   5.24     351,961    19,841   5.64
FHLB advances                      431,000    20,596  4.78      428,519   24,068   5.62     370,642    22,886   6.17
Other                                3,539        87  2.46        2,570       99   3.86       2,003       121   6.03
---------------------------------------------------------------------------------------------------------------------
 Total interest-bearing
  liabilities                    1,288,326    43,057  3.34    1,080,616   48,160   4.46     965,186    47,231   4.89
---------------------------------------------------------------------------------------------------------------------
Demand deposits                    149,382                      114,844                     106,741
Other liabilities                   13,364                        9,294                       7,445
Shareholders' equity               117,591                       94,572                      81,838
---------------------------------------------------------------------------------------------------------------------
 Total liabilities and
  shareholders' equity          $1,568,663                   $1,299,326                  $1,161,210
---------------------------------------------------------------------------------------------------------------------
 Net interest income                         $45,297                     $40,413                      $38,956
---------------------------------------------------------------------------------------------------------------------
Interest rate spread                                  2.71                         2.77                         2.96
Net interest margin                                   3.10                         3.30                         3.55
---------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)

Years ended December 31,                2002             2001              2000
--------------------------------------------------------------------------------

Commercial and other loans              $167             $169              $126
Nontaxable debt securities               442              499               576
Corporate stocks and FHLB stock          406              378               386


Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)

                                        2002/2001                     2001/2000                     2000/1999
----------------------------------------------------------------------------------------------------------------------
                                                     Net                          Net                           Net
(Dollars in thousands)           Volume    Rate     Change      Volume   Rate    Change      Volume    Rate    Change
----------------------------------------------------------------------------------------------------------------------
Interest on:
Interest-earning assets:
  Residential real estate loans   ($498)   (1,840)  (2,338)       $875    (373)     502      $2,053       37    2,090
  Commercial and other loans      8,197    (4,374)   3,823       1,785    (618)   1,167       1,079      302    1,381
  Consumer loans                  1,244    (3,773)  (2,529)        750  (1,181)    (431)        815      305    1,120
  Federal funds sold and
   other short-term investments     (24)     (351)    (375)        105    (348)    (243)        145      174      319
  Taxable debt securities         8,136    (6,445)   1,691       5,366  (3,301)   2,065       3,730    2,830    6,560
  Nontaxable debt securities       (146)      (19)    (165)       (216)     (6)    (222)       (125)      (9)    (134)
  Corporate stocks and FHLB stock   352      (678)    (326)        394    (846)    (452)        325      438      763
----------------------------------------------------------------------------------------------------------------------
  Total interest-earning assets  17,261   (17,480)    (219)      9,059  (6,673)   2,386       8,022    4,077   12,099
----------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
  Savings deposits                1,952    (1,481)     471         867    (123)     744         210      130      340
  Time deposits                   4,928    (7,018)  (2,090)        454  (1,429)    (975)      1,778    2,192    3,970
  FHLB advances                     139    (3,611)  (3,472)      3,369  (2,187)   1,182       3,589    2,442    6,031
  Other                              38       (50)     (12)         30     (52)     (22)       (608)     104     (504)
----------------------------------------------------------------------------------------------------------------------
  Total interest-bearing
  liabilities                     7,057   (12,160)  (5,103)      4,720  (3,791)     929       4,969    4,868    9,837
----------------------------------------------------------------------------------------------------------------------
  Net interest income           $10,204    (5,320)   4,884      $4,339  (2,882)   1,457      $3,053     (791)   2,262
----------------------------------------------------------------------------------------------------------------------

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. For the year ended December 31, 2002, recurring noninterest income, which excludes net realized gains on securities, accounted for 33.8% of total revenues (net interest income plus recurring noninterest income). Washington Trust's primary sources of recurring noninterest income are trust and investment management revenues, servicing of deposit accounts, merchant credit card processing fees and net gains on loan sales. Also included in noninterest income are earnings generated from bank-owned life insurance ("BOLI") purchased in 1999.

Revenue from trust and investment management services continues to be the largest component of noninterest income. Trust and investment management revenue represented 43.7% of noninterest income. For the year ended December 31, 2002, trust and investment management revenues totaled $10.2 million, down slightly from the $10.4 million reported for 2001, reflecting the financial market declines. The market value of trust and investment management assets under administration amounted to $1.524 billion and $1.578 billion at December 31, 2002 and 2001, respectively.

Service charges on deposit accounts rose 7.8% to $3.8 million in 2002. Growth in the Corporation's total deposit base, as well as changes in the fee structures of various deposit products during the year, were contributing factors in this increase.

Net gains on loan sales totaled $2.9 million in 2002, up $826 thousand, or 40.1%, from 2001. Included in net gains on loan sales are net gains on sales of fixed rate residential mortgages, changes in the fair value of commitments to originate and commitments to sell fixed rate residential mortgages, net gains on sales of the guaranteed portion of SBA loan originations in 2002 and capitalization of loan servicing rights. As a result of the decline in interest rates, the Corporation experienced heavy residential mortgage activity, predominantly refinancing, which increased the amount of residential mortgage loans sold into the secondary market. The Corporation expects this activity to continue through the first quarter of 2003, however this level of activity may not be sustainable in future periods. The capitalization of loan servicing rights amounted to of $152 thousand and $35 thousand in 2002 and 2001, respectively. Changes in the fair value of commitments totaled $(154) thousand and $86 thousand in 2002 and 2001, respectively.

The Corporation sells residential mortgage loans with servicing released and retained. In addition, the Corporation began selling the guaranteed portion of SBA loan originations with servicing retained in 2002. Loan servicing fee income amounted to $135 thousand for the year ended December 31, 2002, compared to the prior year amount of $400 thousand. Due to accelerated prepayments, the Corporation recorded $177 thousand of valuation adjustments on loan servicing rights in 2002. The decline in loan servicing rights was primarily attributable to these valuation adjustments recorded as reductions in servicing fees.
Servicing income, excluding valuation adjustments and amortization, as a percentage of average loans serviced amounted to 34 basis points in 2002, compared to 30 basis points in 2001. The balance of serviced loans at December 31, 2002 amounted to $121.3 million, compared to $146.7 million at December 31, 2001.

In the second quarter of 1999, the Corporation purchased $18.0 million of BOLI as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. Noninterest income included $1.2 million and $1.1 million of earnings on BOLI for the years ended December 31, 2002 and 2001, respectively. (See additional discussion on BOLI under the caption "Financial Condition".)

Noninterest Expense
Noninterest expenses, excluding acquisition related expenses and net litigation settlement costs, totaled $42.4 million in 2002, up $4.4 million from the prior year. This increase was primarily attributable to normal growth and higher operating costs resulting from the April 2002 acquisition of First Financial Corp.

Salaries and benefit expense, the largest component of total noninterest expense, amounted to $23.8 million for 2002, up 14.1% from the $20.8 million reported for 2001.

Legal, audit and professional fees totaled $1.9 million compared to $1.3 million in 2001. Included in legal, audit and professional fees in 2002 are approximately $831 thousand in costs associated with a special consulting project in connection with trust and investment management services. The Corporation does not consider the amounts incurred in connection with this project to be recurring costs.

Amortization of intangibles totaled $651 thousand in 2002 compared to $129 thousand in 2002. (See Note 8 to the Consolidated Financial Statements for additional information regarding intangible assets.)

Total equipment costs for 2002 amounted to $3.3 million, down $42 thousand from the corresponding 2001 amount. In 2001, the Corporation recorded impairment adjustments of $107 thousand, respectively, resulting from remeasurements of the useful lives of technology equipment.

Income Taxes
Income tax expense amounted to $7.4 million and $5.5 million in 2002 and 2001, respectively. The Corporation's effective tax rate was 30.6% in 2002, compared to a rate of 29.7% in 2001. The increase in the effective tax rate was primarily due to the effect of the 2001 litigation settlement, net of insurance recovery, on the 2001 tax rate. These rates differed from the federal rate of 35.0% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

The Corporation's net deferred tax asset amounted to $1.2 million and $1.4 million at December 31, 2002 and 2001, respectively. Primary sources of recovery of deferred tax assets are future taxable income and the reversal of deferred tax liabilities. (See Note 14 to the Consolidated Financial Statements for additional information regarding income taxes.)

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

Securities Available for Sale
The amortized cost of securities available for sale at December 31, 2002 amounted to $539.1 million, an increase of $95.3 million over the 2001 amount. This increase was due primarily to purchases of mortgage-backed securities.

At December 31, 2002, the net unrealized gains on securities available for sale amounted to $14.4 million, an increase of $4.3 million from the comparable 2001 amount. This increase was attributable to the effects of decreases in medium and long-term rates that occurred during 2002. (See Note 4 to the Consolidated Financial Statements for detail of unrealized gains and losses associated with securities available for sale.)

Securities Held to Maturity
The amortized cost of securities held to maturity increased $67.2 million, to $242.3 million at December 31, 2002. This increase is primarily attributable to purchases of mortgage-backed securities. The net unrealized gains on securities held to maturity amounted to $8.2 million at December 31, 2002 compared to $2.5 million in net unrealized gains at December 31, 2001.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances. As of December 31, 2002 and 2001, the Corporation's investment in FHLB stock totaled $24.6 million and $23.5 million, respectively. The Gramm-Leach-Bliley Act required the FHLB to issue new capitalization requirements. The requirements were approved for issuance in May 2002.

Loans
During 2002, total loans increased 31.3% to $795.1 million, including $115.5 million in loans acquired from First Financial Corp. in April 2002.

Residential real estate loans were impacted by the refinancing of fixed rate residential loans being sold into the secondary market. In 2002, average residential real estate loans decreased $4.9 million. The Bank purchased a total of $52.6 million of residential mortgages from other financial institutions in 2002, more than half of which were purchased in the fourth quarter of 2002. As of December 31, 2002, total residential real estate loans amounted to $280.9 million, up $45.5 million, or 19.3%, from the 2001 balance of $235.4 million. Total commercial loans increased $121.5 million to $382.2 million at December 31, 2002. Consumer loans were up $22.4 million, or 20.4%, in 2002. The increase in consumer loans was mainly due to growth in home equity lines.

Goodwill and Other Intangibles
The second quarter 2002 acquisition of First Financial Corp. resulted in the recording of goodwill of $22.6 million. Included in this amount were $968 thousand of business combination costs (primarily legal, accounting and investment advisor fees) capitalized in accordance with accounting principles generally accepted in the United States of America. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations after June 30, 2001 will not be amortized.

At December 31, 2002 and December 31, 2001, the Corporation had other intangible assets with carrying values of $2.7 million and $669 thousand, respectively. In conjunction with the 2002 First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million with an average useful life of ten years. Amortization expense associated with these other intangible assets, amounted to $650 thousand and $129 thousand for 2002 and 2001, respectively.

Other Assets
Other assets totaled $32.5 million at December 31, 2002, compared to $29.1 million at December 31, 2001. Included in other assets is BOLI, which amounted to $22.0 million and $20.9 million at December 31, 2002 and 2001, respectively. The Corporation purchased $18.0 million of BOLI in 1999 as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an interest sensitive asset on the Corporation's consolidated balance sheet that provides monthly tax-free income to the Corporation. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is included in other assets on the Corporation's consolidated balance sheets at its cash surrender value. Increases in BOLI's cash surrender value are reported as other income in the Corporation's consolidated statements of income.

Deposits
Total deposits at December 31, 2002 amounted to $1.110 billion, up 35.9% from the prior year balance of $816.9 million. Included in this amount are $137.7 million of deposits acquired from First Financial Corp. Demand deposits rose 16.9% to $157.5 million. Savings deposits rose 48.7% to $471.4 million. Time deposits totaled $481.6 million at December 31, 2002, compared to $365.1 million at December 31, 2001.

Borrowings
Washington Trust uses advances from the Federal Home Loan Bank of Boston as well as other borrowings as part of its overall funding strategy. The additional FHLB advances and other borrowings were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. Total FHLB advances amounted to $480.1 million at December 31, 2002, up from $431.5 million one year earlier. (See Note 12 to the Consolidated Financial Statements for additional information about borrowings.)

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned. Nonperforming assets were .24% of total assets at December 31, 2002, down from ..28% at December 31, 2001. Nonaccrual loans as a percentage of total loans declined from .63% at the end of 2001 to .53% at December 31, 2002. Approximately $2.0 million, or 47.4% of total nonaccrual loans, were less than 90 days past due at December 31, 2002.

The following table presents nonperforming assets and related ratios:

     (Dollars in thousands)

     December 31,                                         2002            2001
     ---------------------------------------------------------------------------
      Nonaccrual loans:
        Residential real estate                          $1,202          $1,161
        Commercial and other:
          Mortgages                                       1,356           1,472
          Construction and development                        -               -
          Other                                           1,354             509
        Consumer                                            265             685
     ---------------------------------------------------------------------------
     Total nonaccrual loans                               4,177           3,827

     Other real estate owned, net                            86              30
     ---------------------------------------------------------------------------
     Total nonperforming assets                          $4,263          $3,857
     ---------------------------------------------------------------------------

     Nonaccrual loans as a percentage of total loans       .53%            .63%
     Nonperforming assets as a percentage of total assets  .24%            .28%

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

There were no accruing loans 90 days or more past due at December 31, 2002 and 2001.

     (Dollars in thousands)

     December 31,                                          2002            2001
     ---------------------------------------------------------------------------
     Nonaccrual loans 90 days or more past due           $2,198          $2,195
     Nonaccrual loans less than 90 days past due          1,979           1,632
     ---------------------------------------------------------------------------
     Total nonaccrual loans                              $4,177          $3,827
     ---------------------------------------------------------------------------


Restructured Loans
Loans are considered restructured when the Corporation has granted concessions to a borrower due to the borrower's financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. Included in nonaccrual loans at December 31, 2002 and 2001, are loans whose terms have been restructured amounting to $51 thousand and $85 thousand, respectively. There were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

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

The balance of OREO amounted to $86 thousand at December 31, 2002, up from the prior year amount of $30 thousand. Increases in OREO resulted from foreclosures and repossessions that exceeded the level of sales of foreclosed properties and repossessed assets. During 2002, proceeds from sales of foreclosed properties and repossessed assets amounted to $61 thousand. Washington Trust occasionally provides financing to facilitate the sales of some of these properties. Financing is generally provided at market rates with credit terms similar to those available to other borrowers.

Allowance for Loan Losses
The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. See additional discussion regarding allowance for loan losses under the caption "Critical Accounting Policies".

The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The allowance for loan losses amounted to $15.5 million, or 1.95% of total loans, at December 31, 2002, compared to $13.6 million, or 2.24%, at December 31, 2001.


The following table reflects the activity in the allowance for loan losses:

       (Dollars in thousands)

       Years ended December 31,                            2002            2001
       -------------------------------------------------------------------------

       Beginning balance                                $13,593         $13,135
       Charge-offs, net of recoveries:
        Residential:
         Real estate                                        (29)             15
         Construction                                         -               -
       Commercial:
         Mortgages                                           46            (122)
         Construction and development                         -               -
         Other                                             (285)            152
        Consumer                                            (67)           (137)
       -------------------------------------------------------------------------
       Net charge-offs                                     (335)            (92)
       Allowance on acquired loans                        1,829               -
       Provision for loan losses                            400             550
       -------------------------------------------------------------------------
       Ending balance                                   $15,487         $13,593
       -------------------------------------------------------------------------
       Allowance for loan losses to nonaccrual loans    370.78%         355.20%
       Allowance for loan losses to total loans           1.95%           2.24%
       -------------------------------------------------------------------------


Capital Resources
Total shareholders' equity increased $30.8 million, or 31.4%, during 2002 and amounted to $128.7 million at December 31, 2002. This increase was principally attributable to common stock issued in connection with the acquisition of First Financial Corp. (See Note 2 to the Consolidated Financial Statements for additional discussion of the acquisition.) Capital growth also resulted from earnings retention of $9.6 million and a $2.9 million increase in accumulated other comprehensive income due to an increase in unrealized gains on securities. Stock option exercises increased shareholders' equity by $519 thousand in 2002. Cash dividends declared per share amounted to $.56 and $.52 in 2002 and 2001, respectively. Common stock shares repurchased amounted to $853 thousand at December 31, 2002, compared to $1.0 million at December 31, 2001. The Corporation authorized a stock repurchase of up to 250,000 shares of common stock in September 2001. (See Note 17 to the Consolidated Financial Statements for additional discussion of the stock repurchase plan.)

The ratio of total equity to total assets amounted to 7.37% at December 31, 2002, compared to 7.19% at December 31, 2001. Book value per share at December 31, 2002 amounted to $9.87, a 21.1% increase from the year-earlier amount of $8.15 per share.

The Corporation is subject to various regulatory capital requirements. The Corporation is categorized as well-capitalized under the regulatory framework for prompt corrective action. (See Note 17 to the Consolidated Financial Statements for additional discussion of capital requirements.)

Litigation
Reed & Lundy Matter - In June 1999 a lawsuit was filed against First Bank and Trust Company ("First Bank") in Providence County (Rhode Island) Superior Court by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, the Plaintiffs). The Bank was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank. The original complaint alleged claims for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank's 1996 loan to a third party company. The Plaintiffs allege that the loan to the third party enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy's profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act.

In December 2002, a judgment in the favor of the Bank and a dismissal of this lawsuit was rendered on all counts by way of summary judgment motion. In December 2002, the Plaintiffs appealed the judgment.

The Plaintiffs had previously filed a suit in the same court in 1996 against the third party company and its founder. The Bank is not a party to this suit. In September 2001, judgment was entered against the third party company and its founder in favor of the Plaintiffs for approximately $1.6 million in compensatory and punitive damages, including pre-judgment interest.

The Plaintiffs contend that the Bank as an alleged co-conspirator of the third party company is liable for this entire amount, none of which has been collected from the third party company. The Plaintiffs are also seeking additional compensatory damages and other costs allegedly arising after the third party trial. Including interest, it is estimated that the amount of the claim against the Bank is approximately $2.0 million.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious defenses in this litigation. The discovery phase of the case has been completed and the Bank filed a motion for summary judgment on all counts. As discussed above, in December 2002, a judgment in favor of the Bank and a dismissal of the suit was rendered on all counts by way of summary judgment motion. In December 2002, the Plaintiffs appealed the judgment. Because of the uncertainties surrounding the outcome of the litigation no assurance can be given that the litigation will be resolved in favor of the Bank. Management and legal counsel are unable to estimate the amount of loss, if any, that may be incurred with respect to this litigation. Consequently, no loss provision has been recorded.

A second claim ancillary to this litigation was brought by the Plaintiffs in March 2002. The Bank has also been substituted for First Bank in these proceedings. In this matter, the Plaintiffs brought a motion seeking enforcement of a prejudgment writ of attachment obtained in 1997 by the Plaintiffs against funds held by First Bank as collateral for the loan to the third party company. In 1999, First Bank had applied these funds as an offset to that loan. In August 2002, judgment against the Bank was rendered on this motion requiring the Bank to make the funds available for attachment by the Plaintiffs. This judgment is under appeal to the Rhode Island Supreme Court. As of September 30, 2002, the Corporation has recorded a liability for the judgment award of $273 thousand in connection with this matter. As a pre-acquisition contingency, the offset to the liability has been recognized as a portion of the purchase price of First Financial Corp.

Kiepler Matter - On February 20, 2001, a suit was filed against the Bank in its capacity as trustee of the Walfred M. Nyman Trust (the "Nyman Trust") in the United States District Court for the District of Rhode Island (the "District Court") by Beverly Kiepler ("Kiepler"), as beneficiary of the Nyman Trust, for damages which the Nyman Trust allegedly incurred as a result of the Bank's failure to file suit against Robert C. Nyman, Kenneth J. Nyman and Keith Johnson (the "Co-Defendants") for their wrongful dilution of the stock value of Nyman Manufacturing Company ("Nyman Mfg."), an asset of the Nyman Trust. The amount of damages to the Nyman Trust caused by the alleged dilution was approximately $1.3 million, based on the number of shares of Nyman Mfg. that were held by the Nyman Trust. Kiepler has alleged that the Bank breached its fiduciary duty by failing to join a suit brought by Kiepler in her individual capacity as a shareholder of Nyman Mfg., against the Co-Defendants.

This case is being vigorously contested by management. Management believes that the Bank did not breach its fiduciary duties and that the allegations by Kiepler are without merit. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

Maxson Matter - On May 11, 2001, the Bank entered into an agreement with Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders to settle a lawsuit for claims based upon theories of breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constructive fraud. Under the terms of the agreement, which did not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. In connection with this matter, in August 2001, and in December 2001, the Bank received settlements from insurance carriers in the amounts of $775 thousand ($553 thousand net of tax) and $400 thousand ($252 thousand net of tax), respectively. The recoveries were recorded as reductions of the litigation settlement cost included in other noninterest expenses. No further insurance recoveries are expected.

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations
- Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business." The changes in this Statement improve financial reporting by requiring that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and by broadening the presentation of discontinued operations to include more disposal transactions. The provisions of SFAS No. 144 were effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years. The adoption of this pronouncement did not have a material impact on the Corporation's financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt, SFAS No. 64, Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements, and SFAS No. 44, Accounting for Intangible Assets of Motor Carriers." In addition, this Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The adoption of this pronouncement did not have a material impact on the Corporation's financial statements.

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

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement amended SFAS No. 72 to exclude from its scope most acquisitions of financial institutions and to require that such transactions be accounted for in accordance with SFAS No. 141 and, under certain circumstances, previously recognized SFAS No. 72 intangible assets be reclassified to goodwill. In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. The Corporation adopted SFAS No. 147 effective October 1, 2002. No material reclassifications or adjustments to goodwill and other intangible assets were necessary.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Opinion No. 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

Comparison of 2001 with 2000
Washington Trust recorded net income of $13.1 million, or $1.07 per diluted share, for 2001. Net income for 2000 amounted to $13.2 million, or $1.09 per diluted share. The Corporation's rates of return on average assets and average equity for 2001 were 1.01% and 13.86%, respectively. Comparable amounts for the year 2000 were 1.14% and 16.14%, respectively.

In 2001, the Corporation recorded a litigation settlement expense, net of insurance recovery, of $2.5 million, after income taxes. In the second quarter of 2000, the Corporation completed the acquisition of Phoenix and recorded acquisition-related expenses of $1.1 million, after income taxes. The acquisition was accounted for under the pooling of interests method, and accordingly, financial data for all prior periods were restated to reflect the acquisition at the beginning of each period presented. Results excluding the litigation settlement expense, net of taxes, and acquisition-related expenses, net of taxes, are referred to herein as "operating." Operating basis earnings also include a pro forma tax provision for the pre-acquisition earnings of Phoenix, which operated as a sub-S corporation prior to the acquisition.

The following table presents a reconciliation of financial results presented in accordance with accounting principles generally accepted in the United States of America and operating basis results:

     (Dollars in thousands)

     December 31,                                                                         2001            2000
     ------------------------------------------------------------------------------------------------------------
      Net income                                                                       $13,108         $13,209
      Nonoperating items, net of tax
        Acquisitions costs                                                                   -           1,101
        Litigation settlement, net of insurance recovery                                 2,538               -
        Pro-forma income taxes on pre-acquisition earnings of acquired company               -            (413)
     ------------------------------------------------------------------------------------------------------------
        Total nonoperating items                                                         2,538             688
     ------------------------------------------------------------------------------------------------------------
     Net income - operating basis                                                      $15,646         $13,897
     ------------------------------------------------------------------------------------------------------------

Operating net income for 2001 amounted to $15.6 million, an increase of 12.6% from the $13.9 million reported for 2000. Diluted earnings per share, on an operating basis, amounted to $1.28 for 2001, up from $1.15 per share in 2000. The Corporation's rates of return on average assets and average equity, on an operating basis for 2001, were 1.20% and 16.54%, respectively. Comparable amounts for 2000 were 1.20% and 16.98%.

For the year ended December 31, 2001, net interest income (the difference between interest earned on loans and securities and interest paid on deposits and other borrowings) amounted to $39.4 million, up 4.0% from $37.9 million in 2000. Fully taxable equivalent net interest income increased $1.5 million, or 3.7%, from 2000 to 2001, primarily due to the growth in interest-earning assets. The net interest margins for 2001 and 2000 were 3.30% and 3.55%, respectively. The decrease in the net interest margin was primarily due to the decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits, FHLB advances and other borrowed funds.

Other noninterest income (noninterest income excluding net realized gains on securities) totaled $21.1 million for 2001, an increase of 11.5% from the $19.0 million reported for 2000. The increase was primarily due to growth in net gains on loan sales. Trust and investment management income, the largest component of noninterest income, totaled $10.4 million for 2001, down slightly from the $10.5 million reported in 2000. The decrease in Trust and investment management income is mainly attributable to financial market declines. Net gains on loan sales totaled $2.1 million in 2001, up from $585 thousand in 2000, due to increased loan sales resulting from strong mortgage refinancing activity in a low interest rate environment.

Operating noninterest expenses (excluding litigation settlement costs, net of insurance recovery and acquisition-related expenses) amounted to $38.0 million for 2001, up $4.1% from 2000. This increase was primarily attributable to higher salaries and benefit expense. Legal, audit and professional fees totaled $1.3 million in 2001, down $547 thousand from the corresponding 2000 amount. The decrease was mainly due to the reduction in legal defense costs associated with the settlement of a litigation matter in May 2001. Total equipment costs for 2001 amounted to $3.4 million, down $217 thousand from the corresponding 2000 amount. In 2001 and 2000, the Corporation recorded impairment adjustments of $107 thousand and $293 thousand, respectively, resulting from remeasurements of the useful lives of technology equipment.

Total consolidated assets amounted to $1.362 billion at December 31, 2002, up 11.8% from the December 31, 2000 balance of $1.218 billion. Average assets rose 11.9% in 2001 and amounted to $1.299 billion. Asset growth was primarily attributable to purchases of securities and growth in the loan portfolio. Increases in FHLB advances as well as an 11.0% increase in total deposits funded the growth in assets. Total deposits amounted to $816.9 million and $735.7 million at December 31, 2001 and 2000, respectively. FHLB advances totaled $431.5 million at December 31, 2001, up 14.3% from the prior year balance of $377.4 million.

Nonperforming assets amounted to $3.9 million or .28% of total assets at December 31, 2001, compared to $3.4 million or .28% of total assets at December 31, 2000. The Corporation's loan loss provision was $550 thousand and $1.2 million in 2001 and 2000, respectively. Net loan charge-offs amounted to $92 thousand in 2001, down from $364 thousand in 2000. The allowance for loan losses represented 2.24% of total loans at December 31, 2001 compared to 2.20% in 2000.

Total shareholders' equity amounted to $97.9 million at December 31, 2001, compared to $89.2 million at December 31, 2000. Capital growth resulted primarily from $6.8 million of earnings retention and a $2.4 million increase in accumulated other comprehensive income due to an increase in unrealized gains on securities. Book value per share as of December 31, 2001 amounted to $8.15, up 9.7% from the $7.43 per share amount in 2000. The ratio of capital to assets was 7.2% and 7.3% at December 31, 2001 and 2000, respectively. Dividends declared per share amounted to $.52 in 2001, up 8.3% from the prior year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
Interest rate risk is one of the major market risks faced by the Corporation. The ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with Washington Trust's liquidity, capital adequacy, growth, risk and profitability goals.

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

The ALCO reviews simulation results to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet. As of December 31, 2002 and December 31, 2001, net interest income simulation indicated exposure to changing interest rates over a 24-month horizon to a degree that remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months and no more than 10% over the second 12 months of the simulation horizon.

The following table summarizes the effect that interest rate shifts would have on net interest income for a 24-month period using the Corporation's on and off-balance sheet financial instruments as of December 31, 2002. Interest rates are assumed to shift by a parallel 200 basis points upward, 100 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their historical insensitivity to rate changes. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. The asymmetric rate shift scenarios presented below reflect the fact that given the low level of interest rates at December 31, 2002, a parallel rate decline of 200 basis points is extremely unlikely to occur, as this would effectively reduce many interest rates to zero. It should be noted that the rate scenarios used do not necessarily reflect the ALCO's view of the "most likely" change in interest rates over the next 24 months. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the Corporation for the same period. In addition, since income simulations assume that the Corporation's balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts. The following table presents these 24-month net interest income simulation results:

(Dollars in thousands)                                                      Rate Scenarios
                                                       -----------------------------------------------------------
                                                             Flat        Down 100        Up 100         Up 200
                                                            Rates      Basis Points   Basis Points   Basis Points
------------------------------------------------------------------------------------------------------------------
Interest-earning assets:
Fixed rate mortgage-backed securities                     $47,596         $43,814        $49,609        $51,758
Adjustable rate mortgage-backed securities                 10,736           8,761         12,833         14,789
Callable securities                                         5,138           4,725          5,472          6,089
Other securities                                           11,347          10,795         12,926         14,516
Fixed rate mortgages                                       19,345          18,715         19,866         20,340
Adjustable rate mortgages                                  13,357          12,664         13,932         14,615
Other fixed rate loans                                     46,005          45,311         46,778         46,668
Other adjustable rate loans                                21,677          19,456         24,027         26,369
------------------------------------------------------------------------------------------------------------------
Total interest income                                     175,200         164,241        185,443        195,144
------------------------------------------------------------------------------------------------------------------
Interest-bearing liabilities:
Core savings deposits                                       9,150           7,747         11,137         12,706
Time deposits                                              27,568          25,355         31,441         34,192
FHLB advances                                              36,150          33,628         38,569         41,751
Other borrowings                                              347             171            395            537
------------------------------------------------------------------------------------------------------------------
Total interest expense                                     73,215          66,901         81,542         89,185
------------------------------------------------------------------------------------------------------------------
Net interest income results as of December 31, 2002      $101,986         $97,340       $103,901       $105,958
------------------------------------------------------------------------------------------------------------------
Net interest income results as of December 31, 2001       $82,986         $79,903        $87,126        $86,329
------------------------------------------------------------------------------------------------------------------

The ALCO estimates that the negative exposure of net interest income to falling rates results from the difficulty of reducing rates paid on core savings deposits significantly below current levels. If rates were to fall and remain low for a sustained period, core savings deposit rates would likely not fall as fast as other market rates, while asset yields would decline as current asset holdings mature or reprice. The pace of asset cash flows would also be likely to increase in a falling rate environment due to more rapid mortgage-related prepayments and redemption of callable securities. While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk since the repricing, maturity and prepayment characteristics of financial instruments may change to a different degree than estimated. Specifically, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income. Changes in prepayment speeds can also affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. The sensitivity of core savings deposits to fluctuations in interest rates could also differ from the ALCO's simulation assumptions, and could result in changes in both liability mix and interest expense that differ from those used to estimate interest rate risk exposure.


The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard analytical techniques and securities data. The following table summarizes the potential change in market value of the Corporation's available for sale debt securities as of December 31, 2002 and 2001 resulting from immediate 200 basis point parallel rate shifts:

        (Dollars in thousands)
                                                                                       Falling        Rising
        Security Type                                                                  Rates          Rates
        --------------------------------------------------------------------------------------------------------
        U.S. Treasury and government-sponsored agency securities (noncallable)            $776          $(721)
        U.S. government-sponsored agency securities (callable)                             906           (962)
        Corporate securities                                                               635           (463)
        Mortgage-backed securities                                                       9,734         (2,408)
        --------------------------------------------------------------------------------------------------------
        Total change in market value as of December 31, 2002                           $12,049        $(4,554)
        --------------------------------------------------------------------------------------------------------
        Total change in market value as of December 31, 2001                            $4,434       $(16,803)
        --------------------------------------------------------------------------------------------------------

The Corporation also monitors the potential change in market value of its available for sale debt securities using "value at risk" analysis. The anticipated maximum market value reduction for the bank's available for sale securities portfolio at December 31, 2002, including both debt and equity securities, was 4.4%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

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

On May 7, 2002, the Corporation terminated a five-year interest rate floor contract with a notional amount of $20.0 million that was to mature in February 2003. The floor contract was intended to function as a hedge against reductions in interest income realized from prime-based loans and entitled the Corporation to receive payment from a counterparty if the three-month LIBOR rate fell below 5.50%. In connection with the early termination, the Corporation agreed to a final payment from the counterparty of $606 thousand. The Corporation recognized the fair value of this derivative as an asset on the balance sheet and changes in fair value were recorded in current earnings. (See Note 9 to the Consolidated Financial Statements for additional information regarding the interest rate floor contract.)

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


The financial statements and supplementary data are contained herein.

    Description

    Independent Auditors' Report

    Management's Responsibility for Financial Statements

    Consolidated Balance Sheets
             December 31, 2002 and 2001

    Consolidated Statements of Income
             For the Years Ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Changes in Shareholders' Equity
             For the Years Ended December 31, 2002, 2001 and 2000

    Consolidated Statements of Cash Flows
             For the Years Ended December 31, 2002, 2001 and 2000

    Notes to Consolidated Financial Statements

Independent Auditors' Report

[GRAPHIC OF AUDITORS' LOGO OMITTED]




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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ending December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.


KPMG LLP

Providence, Rhode Island
January 14, 2003

Management's Responsibility for Financial Statements

Scope of Responsibility - Management prepares the accompanying financial statements and related information and is responsible for their integrity and objectivity. The statements were prepared in conformity with United States accounting principles generally accepted in the United States of America. These financial statements include amounts that are based on management's estimates and judgments. We believe that these statements present fairly the corporation's financial position and results of operations and that the other information contained in the annual report is consistent with the financial statements.


Internal Controls - We maintain and rely on systems of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized and recorded. We continually monitor these internal accounting controls, modifying and improving them as business conditions and operations change. Our internal audit department also independently reviews and evaluates these controls. We recognize the inherent limitations in all internal control systems and believe that our systems provide an appropriate balance between the costs and benefits desired. We believe our systems of internal accounting controls provide reasonable assurance that errors or irregularities that would be material to the financial statements are prevented or detected in the normal course of business.

Independent Auditors - Our independent auditors, KPMG LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, which includes the consideration of our internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management.

Audit Committee - The audit committee of the board of directors, composed solely of outside directors, assists the board of directors in overseeing management's discharge of its financial reporting responsibilities. The committee meets with management, our director of internal audit and representatives of KPMG LLP to discuss significant changes to financial reporting principles and policies and internal controls and procedures proposed or contemplated by management, our internal auditors or KPMG LLP. Additionally, the committee assists the board of directors in the selection, evaluation and, if applicable, replacement of our independent auditors; and in the evaluation of the independence of the independent auditors. Both internal audit and KPMG LLP have access to the audit committee without management's presence.

Code of Ethics - We recognize our responsibility for maintaining a strong ethical climate. This responsibility is addressed in the company's written code of ethics.

               John C. Warren              David V. Devault
               -----------------------     -------------------------------------
               John C. Warren              David V. Devault
               Chairman and                Executive Vice President,
               Chief Executive Officer     Treasurer and Chief Financial Officer

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

December 31,                                                                               2002             2001
-------------------------------------------------------------------------------------------------------------------

Assets:
Cash and due from banks                                                                 $39,298          $30,399
Federal funds sold and other short-term investments                                      11,750           20,500
Mortgage loans held for sale                                                              4,566            7,710
Securities:
   Available for sale, at fair value                                                    553,556          453,956
   Held to maturity, at cost; fair value $250,446 in 2002 and $177,595 in 2001          242,277          175,105
-------------------------------------------------------------------------------------------------------------------
   Total securities                                                                     795,833          629,061

Federal Home Loan Bank stock, at cost                                                    24,582           23,491

Loans                                                                                   795,126          605,645
Less allowance for loan losses                                                           15,487           13,593
-------------------------------------------------------------------------------------------------------------------
   Net loans                                                                            779,639          592,052

Premises and equipment, net                                                              24,415           22,102
Accrued interest receivable                                                               7,773            7,124
Goodwill and other intangibles                                                           25,260              669
Other assets                                                                             32,545           29,121
-------------------------------------------------------------------------------------------------------------------
   Total assets                                                                      $1,745,661       $1,362,229
-------------------------------------------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                                                              $157,539         $134,783
   Savings                                                                              471,354          316,953
   Time                                                                                 481,600          365,140
-------------------------------------------------------------------------------------------------------------------
   Total deposits                                                                     1,110,493          816,876

Dividends payable                                                                         1,825            1,569
Federal Home Loan Bank advances                                                         480,080          431,490
Other borrowings                                                                          9,183            2,087
Accrued expenses and other liabilities                                                   15,359           12,270
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                                                                  1,616,940        1,264,292
-------------------------------------------------------------------------------------------------------------------

Commitments and contingencies

Shareholders' Equity:
Common stock of $.0625 par value; authorized 30 million
   shares in 2002 and 2001; issued 13,086,795 shares
   in 2002 and 12,065,283 shares in 2001                                                    818              754
Paid-in capital                                                                          28,767           10,696
Retained earnings                                                                        90,717           81,114
Unamortized employee restricted stock                                                       (24)               -
Accumulated other comprehensive income                                                    9,294            6,416
Treasury stock, at cost; 44,361 shares in 2002 and 54,102 shares in 2001                   (851)          (1,043)
-------------------------------------------------------------------------------------------------------------------
   Total shareholders' equity                                                           128,721           97,937
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and shareholders' equity                                        $1,745,661       $1,362,229
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                              (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                                       except per share amounts)

Years ended December 31,                                                        2002          2001          2000
-------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                $49,576       $50,618       $49,423
   Interest on securities                                                     35,571        33,988        32,068
   Dividends on corporate stock and Federal Home Loan Bank stock               1,973         2,327         2,771
   Interest on federal funds sold and other short-term investments               219           594           837
-------------------------------------------------------------------------------------------------------------------
   Total interest income                                                      87,339        87,527        85,099
-------------------------------------------------------------------------------------------------------------------
Interest expense:
   Savings deposits                                                            5,598         5,127         4,383
   Time deposits                                                              16,776        18,866        19,841
   Federal Home Loan Bank advances                                            20,596        24,068        22,886
   Other                                                                          87            99           121
-------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                     43,057        48,160        47,231
-------------------------------------------------------------------------------------------------------------------
Net interest income                                                           44,282        39,367        37,868
Provision for loan losses                                                        400           550         1,150
-------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                           43,882        38,817        36,718
-------------------------------------------------------------------------------------------------------------------
Noninterest income:
   Trust and investment management                                            10,171        10,408        10,544
   Service charges on deposit accounts                                         3,787         3,514         3,297
   Merchant processing fees                                                    3,002         2,642         2,144
   Net gains on loan sales                                                     2,884         2,058           585
   Income from bank-owned life insurance                                       1,155         1,134         1,047
   Net realized gains on securities                                              678           348           760
   Other income                                                                1,581         1,381         1,335
-------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                   23,258        21,485        19,712
-------------------------------------------------------------------------------------------------------------------
Noninterest expense:
   Salaries and employee benefits                                             23,793        20,845        19,750
   Net occupancy                                                               2,694         2,632         2,601
   Equipment                                                                   3,333         3,375         3,592
   Merchant processing costs                                                   2,391         2,124         1,707
   Legal, audit and professional fees                                          1,893         1,336         1,883
   Advertising and promotion                                                   1,180         1,237         1,196
   Outsourced services                                                         1,077           975           776
   Amortization of intangibles                                                   651           129           129
   Acquisition related expenses                                                  605             -         1,035
   Litigation settlement cost, net of insurance recovery                           -         3,625             -
   Other                                                                       5,373         5,375         4,879
-------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                                  42,990        41,653        37,548
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                                    24,150        18,649        18,882
Income tax expense                                                             7,393         5,541         5,673
-------------------------------------------------------------------------------------------------------------------
   Net income                                                                $16,757       $13,108       $13,209
-------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - basic                                 12,737.3      12,039.2      11,976.9
Weighted average shares outstanding - diluted                               12,932.4      12,202.5      12,102.6
Per share information:
   Basic earnings per share                                                    $1.32         $1.09         $1.10
   Diluted earnings per share                                                  $1.30         $1.07         $1.09
   Cash dividends declared per share                                            $.56          $.52          $.48

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                      (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                                                      Unamortized     Accumulated
                                                                        Employee         Other
                                      Common    Paid-in    Retained    Restricted    Comprehensive  Treasury
                                       Stock    Capital    Earnings      Stock       Income (Loss)    Stock      Total
-------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2000              $745      $9,927    $67,686         $ -           $(191)        $ -    $78,167
Net income                                                   13,209                                             13,209
Other comprehensive income, net of tax:
   Unrealized gains on securities, net
     of $1,919 income tax expense                                                         4,712                  4,712
   Reclassification adjustments                                                            (494)                  (494)
                                                                                                            -------------
Comprehensive income                                                                                            17,427
Cash dividends declared                                      (6,630)                                            (6,630)
Shares issued                              5         217                                                           222
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000            $750     $10,144    $74,265         $ -          $4,027         $ -    $89,186
-------------------------------------------------------------------------------------------------------------------------

Net income                                                   13,108                                             13,108
Cumulative effect of change in
   accounting principle, net of tax                                                        (391)                  (391)
Other comprehensive income, net of tax:
   Unrealized gains on securities, net
     of $1,499 income tax expense                                                         3,000                  3,000
   Reclassification adjustments                                                            (220)                  (220)
                                                                                                            -------------
Comprehensive income                                                                                            15,497
Cash dividends declared                                      (6,259)                                            (6,259)
Shares issued                              4         552                                                 17        573
Shares repurchased                                                                                   (1,060)    (1,060)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001            $754     $10,696    $81,114         $ -          $6,416     $(1,043)   $97,937
-------------------------------------------------------------------------------------------------------------------------

Net income                                                   16,757                                             16,757
Other comprehensive income, net of tax:
   Unrealized gains on securities, net
     of $1,629 income tax expense                                                         3,310                  3,310
   Reclassification adjustments                                                            (432)                  (432)
                                                                                                            -------------
Comprehensive income                                                                                            19,635
Cash dividends declared                                      (7,154)                                            (7,154)
Issuance of employee restricted stock                  1                    (25)                         24          -
Amortization of employee restricted stock                                     1                                      1
Shares issued                                       (185)                                               704        519
Shares issued for acquisition             64      18,255                                                        18,319
Shares repurchased                                                                                     (536)      (536)
-------------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2002            $818     $28,767    $90,717        $(24)         $9,294       $(851)  $128,721
-------------------------------------------------------------------------------------------------------------------------

Disclosure of Reclassification Amount:
Years ended December 31,                                                                   2002        2001       2000
-------------------------------------------------------------------------------------------------------------------------
Reclassification adjustment for net gains included in net income                          $(678)      $(348)     $(760)
Income tax effect on net gains                                                              237         122        266
Reclassification adjustment for amortization of unrealized loss
  on interest rate floor contract included in net income                                     13          10          -
Income tax effect on interest rate floor contract amortization                               (4)         (4)         -
-------------------------------------------------------------------------------------------------------------------------
Net reclassification adjustments                                                          $(432)      $(220)     $(494)
-------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                 (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS


Years ended December 31,                                                         2002           2001          2000
---------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                                                 $16,757        $13,108       $13,209
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                                                    400            550         1,150
     Depreciation of premises and equipment                                     2,988          3,036         3,323
     Amortization of premium in excess of (less than)
       accretion of discount on debt securities                                 1,983            489          (149)
     Deferred income tax benefit                                               (1,262)          (644)         (681)
     Increase in bank-owned life insurance cash surrender value                (1,155)        (1,134)       (1,047)
     Depreciation (appreciation) of derivative instruments                        384           (712)            -
     Net amortization of intangibles                                              510            129           129
     Net realized gains on securities                                            (678)          (348)         (760)
     Net gains on loan sales                                                   (2,647)        (1,686)         (322)
     Proceeds from sales of loans                                             126,382         98,198        23,769
     Loans originated for sale                                               (120,587)      (102,583)      (23,437)
     (Increase) decrease in accrued interest receivable                          (175)           676        (1,790)
     (Increase) decrease in other assets                                       (1,981)          (930)          186
     (Decrease) Increase in accrued expenses and other liabilities               (733)           807         2,857
     Other, net                                                                   248            517         1,075
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by operating activities                                   20,434          9,473        17,512
---------------------------------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Securities available for sale:
     Purchases                                                               (307,083)      (160,774)     (128,227)
     Proceeds from sales                                                       29,964            238        40,288
     Maturities and principal repayments                                      187,549        140,145        38,507
   Securities held to maturity:
     Purchases                                                               (152,157)      (131,570)      (22,745)
     Maturities and principal repayments                                       84,447         37,841        14,235
   Purchases of Federal Home Loan Bank stock                                        -         (3,933)       (1,931)
   Principal collected on loans (under) over loan originations                (12,507)         6,394       (48,756)
   Purchases of loans                                                         (62,433)       (15,151)            -
   Proceeds from sales of other real estate owned                                  61            151            95
   Purchases of premises and equipment                                         (3,400)        (3,416)       (1,813)
   Proceeds from sale of premises and equipment                                   638              -             -
   Cash acquired, net of payment made for acquisition                          34,506              -             -
---------------------------------------------------------------------------------------------------------------------
   Net cash used in investing activities                                     (200,415)      (130,075)     (110,347)
----------------------------------------------------------------------- -------------- ---------------- -------------

Cash flows from financing activities:
   Net increase in deposits                                                   156,420         81,192        74,931
   Net increase (decrease) in other borrowings                                  4,242         (1,140)         (982)
   Proceeds from Federal Home Loan Bank advances                              717,200      1,217,000       404,500
   Repayment of Federal Home Loan Bank advances                              (690,695)    (1,162,872)     (379,686)
   Purchase of treasury stock                                                    (536)          (670)            -
   Net effect of common stock transactions                                        397            266          (201)
   Cash dividends paid                                                         (6,898)        (6,135)       (6,387)
---------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                  180,130        127,641        92,175
---------------------------------------------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash equivalents                           149          7,039          (660)
   Cash and cash equivalents at beginning of year                              50,899         43,860        44,520
---------------------------------------------------------------------------------------------------------------------
   Cash and cash equivalents at end of year                                   $51,048        $50,899       $43,860
---------------------------------------------------------------------------------------------------------------------

Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate owned                            $84           $187          $109
   Loans charged off                                                              497            433           683
   Loans made to facilitate the sale of other real estate owned                     -              -            60
   Increase in unrealized gain on securities available for sale,
     net of tax                                                                 2,878          2,389         4,218
   Increase in paid-in capital resulting from tax benefits on
     stock option exercises                                                       123            307           423

In conjunction with the April 16, 2002 acquisition of First Financial Corp., assets were acquired and liabilities were assumed as follows:
   Fair value of assets acquired        $204,762               -             -
   Less liabilities assumed              166,708               -             -

Supplemental Disclosures:
   Interest payments                     $42,955         $48,859       $45,970
   Income tax payments                     8,607           5,632         5,838

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2002 and 2001

General
The Bancorp is a publicly owned, registered bank holding company, organized under the laws of the State of Rhode Island. The Bancorp provides a complete product line of financial services through the Bank. The Bank was originally chartered in 1800 and provides a variety of financial services including commercial, residential and consumer lending, retail and commercial deposit products and trust and investment management services through its branch offices in Rhode Island and Connecticut. The deposits of the Bank are insured by the FDIC, subject to regulatory limits.

The activities of the Bancorp and the Bank are subject to the regulatory supervision of the Federal Reserve Board and the FDIC, respectively. Both companies are also subject to various Rhode Island business and banking regulations. The Bank is subject to various Connecticut business and banking regulations.

(1) Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Bancorp and the Bank. All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year classification.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America and to general practices of the banking industry. The Corporation has one reportable operating segment. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses and the review of goodwill for impairment.

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

Federal Home Loan Bank Stock
The Bank is a member of the FHLB of Boston. As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank may redeem FHLB stock in excess of the minimum required. In addition, the FHLB may require members to redeem stock in excess of the requirement. FHLB stock is redeemable at par, which equals cost. Since no market exists for these shares, they are valued at par.

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

Loan Servicing Rights - Rights to service loans for others are recognized as an asset, including rights acquired through both purchases and originations. The total cost of originated loans that are sold with servicing rights retained is allocated between the loan servicing rights and the loans without the servicing rights based on their relative fair values. Capitalized loan servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income. They are periodically evaluated for impairment based on their fair value. Impairment is measured on an aggregated basis according to interest rate band and period of origination. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost. Any impairment is recognized as a charge to earnings through a valuation allowance.

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

Allowance for Loan Losses
The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with accounting principles generally accepted in the United States of America (SFAS 114). Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower's financial condition, the borrower's performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogeneous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation's historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

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

Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for using purchase accounting. Goodwill and intangible assets that are not amortized are tested for impairment, based on their fair values, at least annually. An intangible asset that is subject to amortization is also reviewed for impairment based on its fair value. Any impairment is recognized as a charge to earnings and the adjusted carrying amount of the intangible asset becomes its new accounting basis. The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets." As of the date of adoption, the Corporation had unamortized identifiable intangible assets totaling $669 thousand. No material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new standards.

In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9." This Statement amended SFAS No. 72 to exclude from its scope most acquisitions of financial institutions and to require that such transactions be accounted for in accordance with SFAS No. 141 and, under certain circumstances, previously recognized SFAS No. 72 intangible assets be reclassified to goodwill. In addition, this Statement amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions. The Corporation adopted SFAS No. 147 effective October 1, 2002. No material reclassifications or adjustments to goodwill and other intangible assets were necessary.

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

Stock-Based Compensation
The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25. In addition, the Corporation discloses pro forma net income and earnings per share computed using the fair value based method of accounting for these plans as required by SFAS No. 123 and SFAS No. 148.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Opinion No. 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002.

In determining the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming the stock option plan was accounted for using the fair value method prescribed by SFAS No. 123 and SFAS No. 148, the weighted average assumptions used and the grant date fair value of options granted in 2002, 2001 and 2000:

      (Dollars in thousands, except per share amounts)

      Years ended December 31,                                             2002            2001            2000
      ------------------------------------------------------------------------------------------------------------
      Net income                                As reported             $16,757         $13,108         $13,209
      Less:
           Total stock-based compensation
           determined under fair value
           method for all awards, net of tax                             (1,143)           (923)           (808)
      ------------------------------------------------------------------------------------------------------------
                                                  Pro forma             $15,614         $12,185         $12,401

      Basic earnings per share                  As reported               $1.32           $1.09           $1.10
                                                  Pro forma               $1.23           $1.01           $1.04

      Diluted earnings per share                As reported               $1.30           $1.07           $1.09
                                                  Pro forma               $1.21           $1.00           $1.02

      Weighted average fair value                                         $6.92           $5.27           $5.01
      Expected life                                                   6.4 years       9.0 years       9.3 years
      Risk-free interest rate                                             4.98%           5.32%           6.39%
      Expected volatility                                                 36.2%           33.0%           32.6%
      Expected dividend yield                                              2.7%            3.8%            3.9%

The pro forma effect on net income and earnings per share for 2002, 2001 and 2000 is not representative of the pro forma effect on net income and earnings per share for future years because it does not reflect compensation cost for options granted prior to January 1, 1995.

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

Guarantees
FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," considers standby letters of credit a guarantee of the Corporation. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer's failure to perform under the terms of the underlying contract with the beneficiary.

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

(2) Acquisitions and Mergers
On April 16, 2002, the Corporation completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank. The results of First Financial Corp.'s operations have been included in the Corporation's Consolidated Statements of Income since that date. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Corporation closed the Richmond and North Kingstown branches and consolidated them into existing Bank branches in May 2002. Pursuant to the Agreement and Plan of Merger dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into the Bancorp and the merger of First Bank and Trust Company with and into the Bank. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations" and the provisions of SFAS No. 142 "Goodwill and Other Intangible Assets" were also applied.

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

       (Dollars in thousands)                                          April 16,
                                                                         2002
       -------------------------------------------------------------------------
       Assets:
       Cash and due from banks                                         $43,034
       Short-term investments                                           11,208
       Investments                                                       6,521
       Federal Home Loan Bank stock                                      1,091
       Net loans                                                       113,703
       Premises and equipment, net                                       2,539
       Accrued interest receivable                                         474
       Goodwill                                                         21,620
       Other assets                                                      4,572
       -------------------------------------------------------------------------
       Total assets acquired                                          $204,762
       -------------------------------------------------------------------------

       Liabilities:
       Deposits                                                       $137,729
       Federal Home Loan Bank advances                                  22,303
       Other borrowings                                                  2,854
       Accrued expenses and other liabilities                            3,822
       -------------------------------------------------------------------------
       Total liabilities acquired                                     $166,708
       -------------------------------------------------------------------------
       Net assets acquired                                             $38,054
       -------------------------------------------------------------------------

On June 26, 2000, the Corporation completed the acquisition of Phoenix Investment Management Company, Inc. ("Phoenix"), an independent investment advisory firm. Pursuant to the Agreement and Plan of Merger, dated April 24, 2000, the Bancorp issued 1,010,808 shares of its common stock to the shareholders of Phoenix. For the years ended December 31, 1999 and 1998, investment management revenues of Phoenix totaled $3.4 million and $3.1 million, respectively. Net income of Phoenix for 1999 and 1998 amounted to $1.9 million and $1.7 million, respectively. Dividends paid to Phoenix shareholders totaled $1.8 million for 1999 and $1.7 million for 1998. Expenses directly attributable to the second quarter 2000 acquisition of Phoenix amounted to $1.1 million, after income taxes, and primarily consisted of legal and investment advisory fees. The expenses were charged to earnings at the date of combination. The acquisition was accounted for under the pooling of interests method and accordingly, the financial statements and other financial information of the Corporation have been restated to reflect the acquisition at the beginning of the earliest period presented.

(3) Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Federal Reserve Board. Such reserve balances amounted to $12.2 million and $8.4 million at December 31, 2002 and 2001, respectively.

(4) Securities
Securities are summarized as follows:

       (Dollars in thousands)
                                                         Amortized     Unrealized      Unrealized        Fair
       December 31, 2002                                   Cost           Gains          Losses          Value
       ----------------------------------------------------------------------------------------------------------
       Securities Available for Sale:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies             $74,852         $3,121             $-         $77,973
       Mortgage-backed securities                          378,162          8,830           (245)        386,747
       Corporate bonds                                      67,018          1,386         (1,969)         66,435
       Corporate stocks                                     19,077          4,459         (1,135)         22,401
       ----------------------------------------------------------------------------------------------------------
       Total securities available for sale                 539,109         17,796         (3,349)        553,556
       ----------------------------------------------------------------------------------------------------------

       Securities Held to Maturity:
       U.S. Treasury obligations and obligations
         of U.S. government-sponsored agencies               3,000             13              -           3,013
       Mortgage-backed securities                          220,711          7,199              -         227,910
       States and political subdivisions                    18,566            957              -          19,523
       ----------------------------------------------------------------------------------------------------------
       Total securities held to maturity                   242,277          8,169              -         250,446
       ----------------------------------------------------------------------------------------------------------
       Total securities                                   $781,386        $25,965        $(3,349)       $804,002
       ----------------------------------------------------------------------------------------------------------

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
       ----------------------------------------------------------------------------------------------------------

Included in corporate stocks at December 31, 2002 are preferred stocks, which are callable at the discretion of the issuer, with an amortized cost of $11.5 million and a fair value of $11.3 million. Call features on these stocks range from three months to six years.

The contractual maturities and weighted average yields of debt securities are summarized below. Weighted average yields are computed on a fully taxable basis. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.

       (Dollars in thousands)                                                                        Weighted
                                                                     Amortized          Fair         Average
       December 31, 2002                                                Cost           Value          Yield
       ---------------------------------------------------------------------------------------------------------
       Securities Available for Sale:
       Due in 1 year or less                                          $140,482        $144,816          4.83%
       After 1 but within 5 years                                      235,953         242,215          4.69%
       After 5 but within 10 years                                      61,432          62,215          3.42%
       After 10 years                                                   82,165          81,909          2.72%
       ---------------------------------------------------------------------------------------------------------
       Total debt securities available for sale                        520,032         531,155          4.27%
       ---------------------------------------------------------------------------------------------------------

       Securities Held to Maturity:
       Due in 1 year or less                                            83,803          86,708          5.73%
       After 1 but within 5 years                                      131,166         135,649          5.50%
       After 5 but within 10 years                                      22,722          23,391          5.25%
       After 10 years                                                    4,586           4,698          4.77%
       ---------------------------------------------------------------------------------------------------------
       Total debt securities held to maturity                          242,277         250,446          5.54%
       ---------------------------------------------------------------------------------------------------------
       Total debt securities                                          $762,309        $781,601          4.67%
       ---------------------------------------------------------------------------------------------------------

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

At December 31, 2002, the Corporation owned debt securities with an aggregate carrying value of $89.6 million that are callable at the discretion of the issuers. The majority of these securities are U.S. Treasury and government-sponsored agency obligations, included in both the available for sale and held to maturity categories. Final maturities of these securities range from twenty-five months to twenty-nine years with call features ranging from one month to five years.

The following is a summary of amounts relating to sales of securities available for sale:

       (Dollars in thousands)

       Years ended December 31,                                           2002            2001           2000
       ---------------------------------------------------------------------------------------------------------
       Proceeds from sales                                             $29,964            $238        $40,288
       ---------------------------------------------------------------------------------------------------------

       Realized gains                                                   $1,137            $522         $1,358
       Realized losses                                                       -            (174)          (598)
       Other than temporary write-downs                                   (459)              -              -
       ---------------------------------------------------------------------------------------------------------
       Net realized gains                                                 $678            $348           $760
       ---------------------------------------------------------------------------------------------------------

Included in net realized gains on securities in 2002 were $459 thousand in loss write-downs on certain equity securities deemed to be other than temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers.

Included in other noninterest expense for the twelve months ended December 31, 2002, 2001 and 2000 were contributions of appreciated equity securities to the Corporation's charitable foundation amounting to $403 thousand, $353 thousand and $424 thousand, respectively. These transactions resulted in realized securities gains of $381 thousand, $351 thousand and $310 thousand, respectively, for the same periods.

Securities available for sale and held to maturity with a fair value of $559.7 million and $394.4 million were pledged to secure borrowings, Treasury Tax and Loan deposits and public deposits at December 31, 2002 and 2001, respectively. (See Note 12 to the Consolidated Financial Statements for additional discussion of FHLB borrowings). In addition, securities available for sale and held to maturity with a fair value of $27.6 million and $28.4 million were collateralized for the discount window at the Federal Reserve Bank at December 31, 2002 and 2001, respectively. There were no borrowings with the Federal Reserve Bank at either date.

(5) Loans
The following is a summary of loans:

       (Dollars in thousands)

       December 31,                                       2002            2001
       -------------------------------------------------------------------------
       Commercial and other:
         Mortgages (1)                                 $197,814        $118,999
         Construction and development (2)                10,337           1,930
         Other (3)                                      174,018         139,704
       -------------------------------------------------------------------------
         Total commercial and other                     382,169         260,633

       Residential real estate:
         Mortgages (4)                                  269,548         223,681
         Homeowner construction                          11,338          11,678
       -------------------------------------------------------------------------
         Total residential real estate                  280,886         235,359

       Consumer                                         132,071         109,653
       -------------------------------------------------------------------------
       Total loans (5)                                 $795,126        $605,645
       -------------------------------------------------------------------------

       (1)  Amortizing mortgages, primarily secured by income producing property
       (2) Loans for construction of residential and commercial properties and for land development
       (3) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate
       (4) A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 12 to the Consolidated Financial Statements for additional discussion of FHLB borrowings).
       (5) Net of $478 thousand and $788 thousand of unearned income and unamortized loan origination and other fees net of costs at December 31, 2002 and 2001, respectively. Includes $1.1 million and $132 thousand of net purchased premium at December 31, 2002 and 2001, respectively


Concentrations of Credit Risk
The Corporation's loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island, and to a lesser extent in Connecticut and Massachusetts. The Corporation grants single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, loans are granted for the construction of residential homes, commercial real estate properties, and for land development. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in the Corporation's market area.

Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 2002 and 2001 was $4.2 million and $3.8 million, respectively. Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $312 thousand in 2002 and $435 thousand in 2001. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $182 thousand in 2002 and $209 thousand in 2001. Included in nonaccrual loans at December 31, 2002 and 2001 are loans amounting to $51 thousand and $85 thousand, respectively, whose terms have been restructured.

Impaired Loans
Impaired loans consist of all nonaccrual commercial loans. The following is a summary of impaired loans:

       (Dollars in thousands)

       December 31,                                      2002     2001
       ---------------------------------------------------------------
       Impaired loans requiring an allowance             $716     $786
       Impaired loans not requiring an allowance        1,994    1,222
       ---------------------------------------------------------------
       Total recorded investment in impaired loans     $2,710   $2,008
       ---------------------------------------------------------------

       (Dollars in thousands)

       Years ended December 31,                          2002     2001     2000
       -------------------------------------------------------------------------
       Average recorded investment in impaired loans   $2,219   $2,188   $2,056
       -------------------------------------------------------------------------
       Interest income recognized on impaired loans      $100     $122     $191
       -------------------------------------------------------------------------

Loan Servicing Activities
At December 31, 2002 and 2001, mortgage loans and other loans sold to others and serviced by the Corporation on a fee basis under various agreements amounted to $121.3 million and $146.7 million, respectively. Loans serviced for others are not included in the Consolidated Balance Sheets.

The following is a summary of capitalized loan servicing rights:

       (Dollars in thousands)

       December 31,                                      2002     2001     2000
       -------------------------------------------------------------------------
       Balance at beginning of year                      $830      $90     $996
       Additions                                          152       35       27
       Acquired loan servicing rights (1)                 453        -       -
       Amortization                                      (176)    (110)   (118)
       -------------------------------------------------------------------------
       Balance at end of year                          $1,259     $830     $905
       -------------------------------------------------------------------------

         (1)  The  acquired  loan   servicing  rights  have a  weighted  average
              amortization period of 15 years.

Capitalized loan servicing rights are periodically evaluated for impairment. Both amortization and impairment of loan servicing rights are recorded as reductions in loan servicing fees.

The following is an analysis of activity relating to the loan servicing rights valuation allowance:

       (Dollars in thousands)

       December 31,                                      2002     2001     2000
       -------------------------------------------------------------------------
       Balance at beginning of year                      $320     $320     $320
       Provision charged to earnings                      177        -        -
       -------------------------------------------------------------------------
       Balance at end of year                            $497     $320     $320
       -------------------------------------------------------------------------

Estimated aggregate amortization expense related to loan servicing assets is as follows:

       (Dollars in thousands)
       -------------------------------------------------------------------------
       Years ending December 31:            2003                           $267
                                            2004                            200
                                            2005                            159
                                            2006                            133
                                            2007                            111

Loans to Related Parties
The Corporation has made loans in the ordinary course of business to certain directors and executive officers including their immediate families and their affiliated companies. Such loans were made under normal interest rate and collateralization terms. Activity related to these loans in 2002 and 2001 was as follows:

       (Dollars in thousands)

       December 31,                                                        2002
       -------------------------------------------------------------------------
       Balance at beginning of year                                      $3,274
       Additions                                                         12,488
       Reductions                                                        (5,708)
       -------------------------------------------------------------------------
       Balance at end of year                                           $10,054
       -------------------------------------------------------------------------

(6) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

       (Dollars in thousands)

       Years ended December 31,                          2002     2001     2000
       -------------------------------------------------------------------------
       Balance at beginning of year                   $13,593  $13,135  $12,349
       Allowance on acquired loans                      1,829        -        -
       Provision charged to expense                       400      550    1,150
       Recoveries of loans previously charged off         162      341      319
       Loans charged off                                 (497)    (433)    (683)
       -------------------------------------------------------------------------
       Balance at end of year                         $15,487  $13,593  $13,135
       -------------------------------------------------------------------------

Included in the allowance for loan losses at December 31, 2002, 2001 and 2000 was an allowance for impaired loans amounting to $29 thousand, $163 thousand and $209 thousand, respectively.

(7) Premises and Equipment
The following is a summary of premises and equipment:

       (Dollars in thousands)

       December 31,                                        2002            2001
       -------------------------------------------------------------------------

       Land and improvements                             $3,880          $2,105
       Premises and improvements                         27,242          25,358
       Furniture, fixtures and equipment                 21,657          20,027
       -------------------------------------------------------------------------
                                                         52,779          47,490
       Less accumulated depreciation                     28,364          25,388
       -------------------------------------------------------------------------

       Total premises and equipment, net                $24,415         $22,102
       -------------------------------------------------------------------------

(8) Goodwill and other intangibles
The second quarter 2002 acquisition of First Financial Corp. resulted in the recording of goodwill of $22.6 million. Included in this amount were $968 thousand of business combination costs (primarily legal, accounting and investment advisor fees) capitalized in accordance with accounting principles generally accepted in the United States of America. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations after June 30, 2001 will not be amortized.

At December 31, 2002 and December 31, 2001, the Corporation had other intangible assets with carrying values of $2.7 million and $669 thousand, respectively. In conjunction with the 2002 First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million with an average useful life of ten years. Amortization expense associated with these other intangible assets, amounted to $650 thousand and $129 thousand for 2002 and 2001, respectively.

The changes in the carrying value of goodwill and other intangible assets for the year ended December 31, 2002 are as follows:

       (Dollars in thousands)                                        Core Deposit         Other         Total
                                                       Goodwill       Intangibles      Intangibles   Intangibles
       ----------------------------------------------------------------------------------------------------------
       Balance at beginning of year                        $ -            $669              $ -           $669
       Recorded during the period                       22,588           1,801              852         25,241
       Amortization expense                                  -            (461)            (189)          (650)
       Impairment recognized                                 -               -                -              -
       ----------------------------------------------------------------------------------------------------------
       Balance at end of year                          $22,588          $2,009             $663        $25,260
       ----------------------------------------------------------------------------------------------------------

       (Dollars in thousands)
                                                                     Core Deposit         Other         Total
       Estimated amortization expense                                 Intangibles      Intangibles   Intangibles
       ----------------------------------------------------------------------------------------------------------
       2003                                                               $435             $284           $719
       2004                                                                359              284            643
       2005                                                                303               95            398
       2006                                                                261                -            261
       2007                                                                140                -            140

The components of intangible assets are as follows:

       (Dollars in thousands)
                                                                    Gross Carrying    Accumulated
       Intangible assets                                                Amount       Amortization         Amount
       ----------------------------------------------------------------------------------------------------------
       Core deposit intangibles                                         $3,096           $1,087         $2,009
       Other intangibles                                                   852              189            663
       ----------------------------------------------------------------------------------------------------------
       Total                                                            $3,948           $1,276         $2,672
       ----------------------------------------------------------------------------------------------------------

(9) Financial Instruments With Off-Balance Sheet Risk and Derivative Financial Instruments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation's exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, interest rate swaps and floors and commitments to originate and commitments to sell fixed rate mortgage loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

       (Dollars in thousands)

       December 31,                                                                       2002            2001
       ----------------------------------------------------------------------------------------------------------
       Financial instruments whose contract amounts represent credit risk:
         Commitments to extend credit:
          Commercial loans                                                             $51,434         $41,891
          Home equity lines                                                             71,692          52,583
          Other loans                                                                   12,729          12,065
         Standby letters of credit                                                       2,440           2,303
       Financial instruments whose notional amounts exceed the amount of credit risk:
         Interest rate floor contracts                                                       -          20,000
         Forward loan commitments:
          Commitments to originate fixed rate mortgage loans to be sold                 23,942           5,329
          Commitments to sell fixed rate mortgage loans                                 28,536          13,093

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer's failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to three years. At December 31, 2002 and 2001, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $2.4 million and $2.3 million, respectively. At December 31, 2002 and 2001, there was no liability to beneficiaries resulting from standby letters of credit.

At December 31, 2002, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management's credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

The Corporation was party to a five-year interest rate floor contract with a notional amount of $20.0 million that was to mature in February 2003. The floor contract entitled the Corporation to receive payment from a counterparty if the three-month LIBOR rate fell below 5.50%. The Corporation and the counterparty agreed to an early termination date of May 7, 2002 and the Corporation received a final payment from the counterparty of $606 thousand.

Effective January 1, 2001 with the adoption of SFAS No. 133, the Corporation recognized the fair value of this derivative as an asset on the balance sheet and changes in fair value were recorded in current earnings. The carrying value of the interest rate floor contract amounted to $739 thousand at December 31, 2001 and was reported in other assets. Included in interest income for the year ended December 31, 2002, was $229 thousand of depreciation in value through the termination date. Included in interest income for the year ended December 31, 2001 was $642 thousand of appreciation in value of the interest rate floor contract, respectively.

The Corporation has not terminated any interest rate swap agreements or floor contracts, other than disclosed above.

Forward Loan Commitments
Effective January 1, 2001, with the adoption of SFAS No. 133, the Corporation recognizes commitments to originate and commitments to sell fixed rate mortgage loans as derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At December 31, 2002 and 2001, the carrying value of these commitments amounted to $(45) thousand and $86 thousand, respectively, and is reported in other assets. Changes in the fair value are recorded in current earnings and amounted to $154 thousand for the year ended December 31, 2002 compared to $86 thousand for the year ended December 31, 2001.

(10) Other Real Estate Owned
Other real estate owned is included in other assets on the Corporation's consolidated balance sheets. An analysis of the composition of OREO follows:

        (Dollars in thousands)

        December 31,                                      2002            2001
        ------------------------------------------------------------------------
        Residential real estate                            $84             $ -
        Commercial real estate                               -               -
        Repossessed assets                                  11              29
        Land                                                 -              37
        ------------------------------------------------------------------------
                                                            95              66
        Valuation allowance                                 (9)            (36)
        ------------------------------------------------------------------------
        Other real estate owned, net                       $86             $30
        ------------------------------------------------------------------------

An analysis of the activity relating to OREO follows:

        (Dollars in thousands)

        Years ended December 31,                          2002            2001
        ------------------------------------------------------------------------
        Balance at beginning of year                       $66             $48
        Net transfers from loans                            84             187
        Sales                                              (55)           (169)
        Other                                                -               -
        ------------------------------------------------------------------------
                                                            95              66
        Valuation allowance                                 (9)            (36)
        ------------------------------------------------------------------------
        Other real estate owned, net                       $86             $30
        ------------------------------------------------------------------------

The following is an analysis of activity relating to the OREO valuation allowance:

        (Dollars in thousands)

        Years ended December 31,          2002            2001            2000
        ------------------------------------------------------------------------
        Balance at beginning of year       $36             $39             $94
        Provision charged to expense         4               9               3
        Sales                              (31)            (12)             (8)
        Selling expenses incurred            -               -               -
        Other                                -               -             (50)
        ------------------------------------------------------------------------
        Balance at end of year              $9             $36             $39
        ------------------------------------------------------------------------

Net realized gains on dispositions of properties amounted to $76 thousand, $320 dollars, and $44 thousand in 2002, 2001 and 2000, respectively. These amounts are included in other noninterest expense in the Consolidated Statements of Income.

(11) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2002 were as follows:

        (Dollars in thousands)

        Years ending December 31:        2003                          $318,941
                                         2004                            66,910
                                         2005                            20,933
                                         2006                            14,094
                                         2007                            53,913
                                         2008 and thereafter              6,809
        ------------------------------------------------------------------------

        Balance at December 31, 2002                                   $481,600
        ------------------------------------------------------------------------

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $179.0 million and $126.8 million at December 31, 2002 and 2001, respectively.

(12) Borrowings
Federal Home Loan Bank Advances
The following table presents maturities and weighted average interest rates paid on FHLB advances outstanding at December 31, 2002:

       (Dollars in thousands)                                     Scheduled       Redeemed at          Weighted
                                                                  Maturity       Call Date (1)       Average Rate (2)
       --------------------------------------------------------------------------------------------------------------
       Years ending December 31:         2003                      $208,803         $259,440              3.32%
                                         2004                        92,643           92,643              4.35%
                                         2005                        42,525           47,525              4.12%
                                         2006                        34,081           34,081              4.57%
                                         2007                        22,537           32,537              4.80%
                                         2008 and thereafter         79,491           13,854              5.29%
       --------------------------------------------------------------------------------------------------------------

       Balance at December 31, 2002                                $480,080         $480,080
       --------------------------------------------------------------------------------------------------------------

       (1)Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.
       (2)Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit amounting to $8.0 million at December 31, 2002. Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances. The FHLB maintains a security interest in various assets of the Bank including, but not limited to, residential mortgage loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB. The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2002. Included in the collateral were securities available for sale and held to maturity with a fair value of $540.0 million and $376.5 million that were specifically pledged to secure FHLB borrowings at December 31, 2002 and December 31, 2001, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

Other Borrowings
The following is a summary of other borrowings:

        (Dollars in thousands)

        December 31,                                     2002              2001
        ------------------------------------------------------------------------

        Treasury, Tax and Loan demand note balance     $8,283            $1,583
        Other                                             900               504
        ------------------------------------------------------------------------
        Other borrowings                               $9,183            $2,087
        ------------------------------------------------------------------------

There were no securities sold under repurchase agreements outstanding at December 31, 2002 and 2001. Securities sold under repurchase agreements generally mature within 90 days. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability. The following is a summary of amounts relating to securities sold under repurchase agreements:

        (Dollars in thousands)

        Years ended December 31,                         2002              2001              2000
        ------------------------------------------------------------------------------------------
        Maximum amount outstanding at any month-end    $2,864               $ -               $ -
        Average amount outstanding                       $783               $ -               $ -
        Weighted average rate                           1.47%                 -                 -

(13) Employee Benefits
Defined Benefit Pension Plans
The Corporation's noncontributory tax-qualified defined benefit pension plan covers substantially all employees. Benefits are based on an employee's years of service and highest 3-year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act. At December 31, 2002 and 2001, the accrued benefit costs relating to the defined benefit pension plan amounted to $733 thousand and $399 thousand, respectively.

The Corporation has a nonqualified retirement plan to provide supplemental retirement benefits to certain employees, as defined in the plan. The primary purpose of this plan is to restore benefits which would otherwise be provided by the level of the tax-qualified defined benefit pension plan but which are limited by the Internal Revenue Code. The accrued pension liability related to this plan amounted to $1.1 million and $777 thousand at December 31, 2002 and 2001, respectively. The actuarial assumptions used for this supplemental plan are the same as those used for the Corporation's tax-qualified pension plan. The projected benefit obligation for this plan amounted to $1.8 million at September 30, 2002 and $1.4 million at September 30, 2001.

Additionally, in July 2001 the Corporation initiated a nonqualified retirement plan to provide supplemental retirement benefits to certain executives, as defined by the plan. The accrued pension liability of this plan amounted to $189 thousand at December 31, 2002 and $63 thousand at December 31, 2001. Using the same actuarial assumptions as the other aforementioned pension plans, the projected benefit obligation of this plan amounted to $764 thousand and $700 thousand at September 30, 2002 and 2001, respectively.

As a result of the second quarter 2002 acquisition of First Financial Corp., the Corporation assumed a nonqualified executive retirement plan to provide supplemental retirement benefits to a former First Financial Corp. executive. The accrued pension liability of this plan amounted to $3.0 million at December 31, 2002. Using the same assumptions as the other aforementioned pension plans, the projected benefit obligation amounted to $3.1 million at September 30, 2002.

The nonqualified retirement plans provide for the designation of assets in rabbi trusts. At December 31, 2002 and 2001, assets designated for this purpose with the carrying value of $3.2 million and $492 thousand, respectively, are included in Other Assets in the Corporation's Consolidated Balance Sheets.

The following is a reconciliation of the benefit obligation, fair value of plan assets and funded status of the Corporation's defined benefit pension plans:

       (Dollars in thousands)                                               Qualified           Non-Qualified
                                                                           Pension Plan       Retirement Plans
       ----------------------------------------------------------------------------------------------------------
       Years ended September 30,                                          2002      2001       2002       2001
       ----------------------------------------------------------------------------------------------------------
       Change in Benefit Obligation:
       Benefit obligation at beginning of period                       $15,761   $13,565     $2,125     $1,363
       Benefit obligation of executive plan at May 1,2002                    -         -      3,012          -
       Benefit obligation of executive plan at July 1,2001                   -         -          -        633
       Service cost                                                      1,029       793        174        116
       Interest cost                                                     1,119     1,025        287        137
       Actuarial loss (gain)                                             1,230     1,048        251        (63)
       Benefits paid                                                      (627)     (670)      (228)       (61)
       ----------------------------------------------------------------------------------------------------------
       Benefit obligation at end of period                             $18,512   $15,761     $5,621     $2,125
       ----------------------------------------------------------------------------------------------------------

       Change in Plan Assets:
       Fair value of plan assets at beginning of period                $17,515   $18,445
       Actual return on plan assets                                       (367)     (260)
       Employer contribution                                               381         -
       Benefits paid                                                      (627)     (670)
       ------------------------------------------------------------------------------------
       Fair value of plan assets at end of period                      $16,902   $17,515
       ------------------------------------------------------------------------------------

Certain changes in the items shown are not recognized as they occur, but are amortized systematically over subsequent periods. Unrecognized amounts to be amortized and the amounts included in the Consolidated Balance Sheets are as follows:

       (Dollars in thousands)                                               Qualified           Non-Qualified
                                                                           Pension Plan       Retirement Plans
       ----------------------------------------------------------------------------------------------------------
                                                                          2002      2001       2002       2001
       ----------------------------------------------------------------------------------------------------------
       Funded status                                                   $(1,610)   $1,755    $(5,621)   $(2,125)
       Unrecognized transition asset                                       (31)      (37)         -          -
       Unrecognized prior service cost                                     185       218        712        829
       Unrecognized net actuarial loss (gain)                              723    (2,335)       686        456
       ----------------------------------------------------------------------------------------------------------
       Accrued benefit cost at December 31,                              $(733)    $(399)   $(4,223)     $(840)
       ----------------------------------------------------------------------------------------------------------

The assumptions used in determining the benefit obligation were as follows:

                                                                            Qualified           Non-Qualified
                                                                          Pension Plan        Retirement Plans
       ----------------------------------------------------------------------------------------------------------
       September 30,                                                     2002      2001       2002       2001
       ----------------------------------------------------------------------------------------------------------
       Assumptions Used:
       Discount rate                                                     6.75%     7.25%      6.75%      7.25%
       Rate of compensation increase                                     4.25%     4.75%      4.25%      4.75%

The assumptions used and the components of net pension cost include the following:

       (Dollars in thousands)                               Qualified                      Non-Qualified
                                                           Pension Plan                  Retirement Plans
       ----------------------------------------------------------------------------------------------------------
        Years ended December 31,                    2002       2001       2000      2002       2001       2000
       ----------------------------------------------------------------------------------------------------------
       Assumptions Used:
         Discount rate                             7.25%      7.75%      7.50%     7.25%      7.75%      7.50%
         Expected return on plan assets            8.50%      8.50%      8.50%         -          -          -
         Rate of compensation increase             4.75%      5.00%      5.00%     4.75%      5.00%      5.00%

       Net pension cost:
         Service cost                             $1,029       $793       $676      $174       $116        $46
         Interest cost                             1,119      1,025        933       287        137         80
         Expected return on plan assets           (1,446)    (1,340)    (1,229)        -          -          -
         Amortization of transition asset             (6)        (6)        (6)        -          -          -
         Amortization of prior service cost           33         33         33       118         86         54
         Recognized net actuarial (gain) loss        (14)       (75)       (22)       19         28         14
       ----------------------------------------------------------------------------------------------------------
       Net periodic benefit cost                    $715       $430       $385      $598       $367       $194
       ----------------------------------------------------------------------------------------------------------

401(k) Plan
The Corporation's 401(k) Plan provides a specified match of employee contributions for substantially all employees. Total employer matching contributions under this plan amounted to $425 thousand, $358 thousand and $320 thousand in 2002, 2001 and 2000, respectively.

Profit Sharing Plan
The Corporation has a nonqualified profit sharing plan that rewards employees, excluding those key employees participating in the Annual Performance Plan, for their contributions to the Corporation's success. The annual profit sharing benefit is determined by a formula tied to net income and is subject to approval by the Corporation's Board of Directors each year. The amount of the profit sharing benefit was $421 thousand, $410 thousand and $392 thousand for 2002, 2001 and 2000, respectively.

Annual Performance Plan
The Corporation's nonqualified Annual Performance Plan (formerly known as the Short-Term Incentive Plan) rewards key employees for their contributions to the Corporation's success. This plan provides for annual payments up to a maximum percentage of each participant's base salary, with percentages varying among participants. Payment amounts are based on the achievement of target levels of net income, earnings per share and return on equity and/or the achievement of individual objectives. Participants in this plan are not eligible to receive benefits provided under the Profit Sharing Plan. The expense of the Annual Performance Plan amounted to $1.3 million, $1.4 million and $1.3 million in 2002, 2001 and 2000, respectively.

Other Incentive Plans
In connection with the acquisition of Phoenix, there are incentive compensation arrangements based on current and future year revenue goals. The expense recognized for these arrangements amounted to $453 thousand, $153 thousand and $200 thousand in 2002, 2001 and 2000, respectively. In addition, the Corporation has other nonqualified incentive plans. Certain employees, who do not participate in the profit sharing plan or the Annual Performance Plan, participate in one of these plans. The incentives are based on a variety of plan specific factors, including general organizational profitability, product line results, and individual business development goals. The aggregate cost of these various plans amounted to $1.3 million, $805 thousand and $963 thousand in 2002, 2001 and 2000, respectively.

Directors' Retainer Continuation Plan
The Corporation previously offered a nonqualified plan that provided retirement benefits to non-officer directors. In 1996, the provisions of the plan were terminated for active directors and the related accrued benefit was settled. The benefits provided under this plan continue for retired directors. The expense of this plan is included in other noninterest expense and amounted to $11 thousand for 2002, and $24 thousand for 2001 and 2000, respectively. Accrued and unpaid benefits under this plan are an unfunded obligation of the Bank. The accrued liability related to this plan amounted to $212 thousand and $233 thousand at December 31, 2002 and 2001, respectively.

Deferred Compensation Plan
The Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers. The plan is funded primarily through pre-tax contributions made by the participants. The Corporation has recorded the assets and liabilities for the deferred compensation plan at fair value in the consolidated balance sheets. The participants in the plan bear the risk of market fluctuations of the underlying assets. The accrued liability related to this plan amounted to $1.2 million and $1.3 million at December 31, 2002 and 2001, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. The corresponding invested assets are reported in other assets.

(14) Income Taxes
The components of income tax expense were as follows:

        (Dollars in thousands)

        Years ended December 31,                             2002          2001          2000
        --------------------------------------------------------------------------------------
        Current tax expense:
           Federal                                         $8,636        $6,164        $6,311
           State                                               19            22            43
        --------------------------------------------------------------------------------------
           Total current tax expense                        8,655         6,186         6,354
        --------------------------------------------------------------------------------------
        Deferred tax benefit:
           Federal                                         (1,262)         (645)         (681)
           State                                                -             -             -
        --------------------------------------------------------------------------------------
           Total deferred tax benefit                      (1,262)         (645)         (681)
        --------------------------------------------------------------------------------------
        Total income tax expense                           $7,393        $5,541        $5,673
        --------------------------------------------------------------------------------------

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes. The reasons for the differences were as follows:

        (Dollars in thousands)

        Years ended December 31,                             2002          2001          2000
        --------------------------------------------------------------------------------------
        Tax expense at Federal statutory rate              $8,453        $6,527        $6,609
        Increase (decrease) in taxes resulting from:
           Tax-exempt income                                 (349)         (366)         (377)
           Acquisition related expenses                         -             -            89
           Dividends received deduction                      (271)         (253)         (259)
           Bank-owned life insurance                         (404)         (397)         (366)
           State tax, net of Federal income tax benefit        12            14            28
           Other                                              (48)           16           (51)
        --------------------------------------------------------------------------------------
        Total income tax expense                           $7,393        $5,541        $5,673
        --------------------------------------------------------------------------------------

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2002 and 2001 are as follows:

        (Dollars in thousands)

        December 31,                                         2002          2001
        ------------------------------------------------------------------------
        Gross deferred tax assets:
           Allowance for loan losses                       $5,156        $4,663
           Supplemental retirement benefits                 1,478           388
           Deferred compensation                              426           446
           Deferred loan origination fees                     389           300
           Pension                                            256           140
           Pier Bank net operating loss carryover             166           208
           Other                                              947           713
        ------------------------------------------------------------------------
        Gross deferred tax assets                           8,818         6,858
        ------------------------------------------------------------------------
        Gross deferred tax liabilities:
           Securities available for sale                   (5,057)       (3,559)
           Deferred loan origination costs                 (1,057)         (885)
           Premises and equipment                            (685)         (455)
           Amortization of intangibles                       (426)            -
           Interest rate floor contract                         -          (219)
           Other                                             (418)         (329)
        ------------------------------------------------------------------------
        Gross deferred tax liabilities                     (7,643)       (5,447)
        ------------------------------------------------------------------------
        Net deferred tax asset                             $1,175        $1,411
        ------------------------------------------------------------------------

Primary sources of recovery of deferred tax assets are future taxable income and the reversal of deferred tax liabilities.

(15) Operating Leases
At December 31, 2002, the Corporation was committed to rent premises used in banking operations under noncancellable operating leases. Rental expense under the operating leases amounted to $525 thousand, $520 thousand and $604 thousand for 2002, 2001 and 2000, respectively. The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

        (Dollars in thousands)

        Years ending December 31:            2003                          $468
                                             2004                           383
                                             2005                           199
                                             2006                            61
                                             2007                            16
        ------------------------------------------------------------------------
        Total minimum lease payments                                     $1,127
        ------------------------------------------------------------------------

(16) Litigation
Reed & Lundy Matter - In June 1999 a lawsuit was filed against First Bank and Trust Company ("First Bank") in Providence County (Rhode Island) Superior Court by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, the Plaintiffs). The Bank was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank. The original complaint alleged claims for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank's 1996 loan to a third party company. The Plaintiffs allege that the loan to the third party enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy's profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act.

In December 2002, a judgment in the favor of the Bank and a dismissal of this lawsuit was rendered on all counts by way of summary judgment motion. In December 2002, the Plaintiffs appealed the judgment.

The Plaintiffs had previously filed a suit in the same court in 1996 against the third party company and its founder. The Bank is not a party to this suit. In September 2001, judgment was entered against the third party company and its founder in favor of the Plaintiffs for approximately $1.6 million in compensatory and punitive damages, including pre-judgment interest.

The Plaintiffs contend that the Bank as an alleged co-conspirator of the third party company is liable for this entire amount, none of which has been collected from the third party company. The Plaintiffs are also seeking additional compensatory damages and other costs allegedly arising after the third party trial. Including interest, it is estimated that the amount of the claim against the Bank is approximately $2.0 million.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has asserted meritorious defenses in this litigation. The discovery phase of the case has been completed and the Bank filed a motion for summary judgment on all counts. As discussed above, in December 2002, a judgment in favor of the Bank and a dismissal of the suit was rendered on all counts by way of summary judgment motion. In December 2002, the Plaintiffs appealed the judgment. Because of the uncertainties surrounding the outcome of the litigation no assurance can be given that the litigation will be resolved in favor of the Bank. Management and legal counsel are unable to estimate the amount of loss, if any, that may be incurred with respect to this litigation. Consequently, no loss provision has been recorded.

A second claim ancillary to this litigation was brought by the Plaintiffs in March 2002. The Bank has also been substituted for First Bank in these proceedings. In this matter, the Plaintiffs brought a motion seeking enforcement of a prejudgment writ of attachment obtained in 1997 by the Plaintiffs against funds held by First Bank as collateral for the loan to the third party company. In 1999, First Bank had applied these funds as an offset to that loan. In August 2002, judgment against the Bank was rendered on this motion requiring the Bank to make the funds available for attachment by the Plaintiffs. This judgment is under appeal to the Rhode Island Supreme Court. As of September 30, 2002, the Corporation has recorded a liability for the judgment award of $273 thousand in connection with this matter. As a pre-acquisition contingency, the offset to the liability has been recognized as a portion of the purchase price of First Financial Corp.

Kiepler Matter - On February 20, 2001, a suit was filed against the Bank in its capacity as trustee of the Walfred M. Nyman Trust (the "Nyman Trust") in the United States District Court for the District of Rhode Island (the "District Court") by Beverly Kiepler ("Kiepler"), as beneficiary of the Nyman Trust, for damages which the Nyman Trust allegedly incurred as a result of the Bank's failure to file suit against Robert C. Nyman, Kenneth J. Nyman and Keith Johnson (the "Co-Defendants") for their wrongful dilution of the stock value of Nyman Manufacturing Company ("Nyman Mfg."), an asset of the Nyman Trust. The amount of damages to the Nyman Trust caused by the alleged dilution was approximately $1.3 million, based on the number of shares of Nyman Mfg. that were held by the Nyman Trust. Kiepler has alleged that the Bank breached its fiduciary duty by failing to join a suit brought by Kiepler in her individual capacity as a shareholder of Nyman Mfg., against the Co-Defendants.

This case is being vigorously contested by management. Management believes that the Bank did not breach its fiduciary duties and that the allegations by Kiepler are without merit. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

Maxson Matter - On May 11, 2001, the Bank entered into an agreement with Maxson Automatic Machinery Company ("Maxson"), a former corporate customer, and Maxson's shareholders to settle a lawsuit for claims based upon theories of breach of fiduciary duty, negligence, breach of contract, unjust enrichment, conversion, failure to act in a commercially reasonable manner, and constructive fraud. Under the terms of the agreement, which did not involve an admission of wrongdoing, the Bank agreed to pay $4.8 million to the plaintiffs. The cost of this settlement was recorded in the consolidated financial statements as of and for the quarter ended March 31, 2001. Net of the related income tax effect, the cost of the settlement amounted to $3.3 million. In connection with this matter, in August 2001, and in December 2001, the Bank received settlements from insurance carriers in the amounts of $775 thousand ($553 thousand net of tax) and $400 thousand ($252 thousand net of tax), respectively. The recoveries were recorded as reductions of the litigation settlement cost included in other noninterest expenses. No further insurance recoveries are expected.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

(17) Shareholders' Equity
Stock Repurchase Plan
In September 2001, the Bancorp's Board of Directors approved a stock repurchase plan authorizing up to 250,000, or 2.1%, of its outstanding common shares to be repurchased. The Bancorp plans to hold the repurchased shares as treasury stock to be used for general corporate purposes. At December 31, 2002 and 2001, 28,000 shares and 55,000 shares were repurchased under this plan with a total cost of $536 thousand and $1.1 million, respectively.

Rights
In August 1996, the Bancorp declared a dividend of one common share purchase right (a "Right") for each share of common stock payable on September 3, 1996 to shareholders of record on that date. Such Rights also apply to new issuances of shares after that date. Each Right entitles the registered holder to purchase from the Corporation one share of its common stock at a price of $35.56 per share, subject to adjustment.

The Rights are not exercisable or separable from the common stock until the earlier of 10 days after a person or group (an "Acquiring Person") acquires beneficial ownership of 15% or more of the outstanding common shares or announces a tender offer to do so. The Rights, which expire on August 31, 2006, may be redeemed by the Bancorp at any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the common stock at a price of $.001 per Right. In the event that any party becomes an Acquiring Person, each holder of a Right, other than Rights owned by the Acquiring Person, will have the right to receive upon exercise that number of common shares having a market value of two times the purchase price of the Right. In the event that, at any time after any party becomes an Acquiring Person, the Corporation is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each holder of a Right will have the right to purchase that number of shares of the acquiring company having a market value of two times the purchase price of the Right.

Dividends
The primary source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp. Generally the Bank has the ability to pay dividends to the parent subject to minimum regulatory capital requirements. Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $25.1 million as of December 31, 2002.

Stock Option Plans
The Bancorp's 1997 Equity Incentive Plan (the "1997 Plan") permits the granting of options and other equity incentives to key employees, directors, advisors, and consultants. Up to 1,012,500 shares of the Bancorp's common stock may be used from authorized but unissued shares, treasury stock, or shares available from expired awards. Options are designated either as non-qualified or as incentive options. The exercise price of each option may not be less than the fair market value on the date of the grant. In general, the option price is payable in cash, by the delivery of shares of the Bancorp's common stock already owned by the grantee, or a combination thereof. Awards may be granted at any time until April 29, 2007. At December 31, 2002, restricted stock awards outstanding amounted to 1,260 shares. The award vests in one-third increments over a three-year period. Restrictions are removed at the end of each vesting period. If participants are not employees at the end of the vesting periods, unvested awards are forfeited. For the year ended December 31, 2002, compensation expense related to restricted stock awards amounted to $1 thousand.

The 1988 Amended and Restated Stock Option Plan (the "1988 Plan") provided for the granting of options to directors, officers and key employees. The 1988 Plan permitted options to be granted at any time until December 31, 1997. The 1988 Plan provided for shares of the Bancorp's common stock to be used from authorized but unissued shares, treasury stock, or shares available from expired options. Options were designated either as non-qualified or as incentive options. The exercise price of options granted was equal to the fair market value on the date of grant. In general, the option price is payable in cash, by the delivery of shares of the Bancorp's common stock already owned by the grantee, or a combination thereof.

The 1997 Plan and the 1988 Plan permit options to be granted with stock appreciation rights ("SARs"), however, no options have been granted with SARs.

Options granted under the plans vest according to various terms at the end of ten years. The following table presents changes in options outstanding during 2002, 2001 and 2000:

Years ended December 31,                  2002                       2001                       2000
----------------------------------------------------------------------------------------------------------------
                                              Weighted                    Weighted                   Weighted
                                   Number      Average         Number      Average        Number      Average
                                     of       Exercise           Of       Exercise          of       Exercise
                                   Shares       Price          Shares       Price         Shares       Price
----------------------------------------------------------------------------------------------------------------
Outstanding at January 1           980,059     $14.47          845,109     $13.05         806,380     $11.49
Granted                            219,610     $20.07          206,695     $17.81         216,390     $15.27
Exercised                          (40,769)    $11.68          (69,930)     $7.03        (150,972)     $7.21
Cancelled                           (9,161)    $18.21           (1,815)    $17.98         (26,689)    $17.07
----------------------------------------------------------------------------------------------------------------
Outstanding at December 31       1,149,739     $15.61          980,059     $14.47         845,109     $13.05
----------------------------------------------------------------------------------------------------------------
Exercisable at December 31         849,739     $14.52          695,667     $13.47         615,487     $12.01
----------------------------------------------------------------------------------------------------------------

The weighted average exercise price and remaining contractual life for options outstanding at December 31, 2002 were as follows:

                                                 Options Outstanding                      Options Exercisable
----------------------------------------------------------------------------------------------------------------
                                                     Weighted           Weighted                     Weighted
                                                     Average             Average                      Average
Range of                              Number        Remaining           Exercise          Number     Exercise
Exercise Prices                    Outstanding   Contractual Life         Price        Exercisable     Price
----------------------------------------------------------------------------------------------------------------
$4.12 to $4.27                        21,715         .4 years             $4.12           21,715       $4.12
$4.28 to $6.40                        21,567        1.4 years             $5.56           21,567       $5.56
$6.41 to $8.53                        76,125        1.9 years             $7.10           76,125       $7.10
$8.54 to $10.67                       78,323        3.3 years             $9.53           78,323       $9.53
$10.68 to $12.80                      95,304        4.2 years            $11.65           95,304      $11.65
$12.81 to $14.93                       5,250        7.6 years            $14.73            3,750      $14.73
$14.94 to $17.07                     208,491        7.2 years            $15.35          165,735      $15.38
$17.08 to $19.20                     381,638        7.1 years            $17.82          294,740      $17.82
$19.21 to $21.33                     261,326        8.5 years            $20.14           92,480      $20.25
----------------------------------------------------------------------------------------------------------------
Total                              1,149,739        6.4 years            $15.61          849,739      $14.52
----------------------------------------------------------------------------------------------------------------

As discussed in Note 1, the Corporation accounts for its stock option plan using the intrinsic value based method prescribed by APB Opinion No. 25, and in addition, is required to disclose pro forma net income and earnings per share using the fair value based method prescribed by SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost for these plans has been recognized in the Consolidated Statements of Income for 2002, 2001 and 2000.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2002, a total of 1,649,827 common stock shares were reserved for issuance under the 1988 Plan, 1997 Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

Regulatory Capital Requirements
The Bancorp and the Bank are subject to various regulatory capital requirements administered by the Federal Reserve Board and the FDIC, respectively. These requirements were established to more accurately assess the credit risk inherent in the assets and off-balance sheet activities of financial institutions. Failure to meet minimum capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2002, that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 2002, the most recent notification from the FDIC categorized the Bank as well-capitalized under the regulatory framework for prompt corrective action. To be categorized as well-capitalized, the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank's category.

The following table presents the Corporation's and the Bank's actual capital amounts and ratios at December 31, 2002 and 2001, as well as the corresponding minimum regulatory amounts and ratios:

                                                                                               To Be Well
                                                                                            Capitalized Under
                                                                    For Capital Adequacy    Prompt Corrective
 (Dollars in thousands)                             Actual                Purposes          Action Provisions
 ---------------------------------------------------------------------------------------------------------------
                                               Amount     Ratio       Amount      Ratio     Amount     Ratio
                                            --------------------------------------------------------------------
As of December 31, 2002:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                           $107,245     11.55%     $74,302      8.00%    $92,878     10.00%
      Bank                                   $105,105     11.32%     $74,302      8.00%    $92,878     10.00%
Tier 1 Capital (to Risk-Weighted Assets):
      Consolidated                            $94,091     10.13%     $37,151      4.00%    $55,727      6.00%
      Bank                                    $91,951      9.90%     $37,151      4.00%    $55,727      6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                            $94,091      5.63%     $66,802      4.00%    $83,503      5.00%
      Bank                                    $91,951      5.50%     $66,836      4.00%    $83,544      5.00%

As of December 31, 2001:
 Total Capital (to Risk-Weighted Assets):
      Consolidated                           $102,226     14.22%     $57,515      8.00%    $71,893     10.00%
      Bank                                   $100,408     13.97%     $57,515      8.00%    $71,893     10.00%
Tier 1 Capital (to Risk-Weighted Assets):
      Consolidated                            $90,801     12.63%     $28,757      4.00%    $43,136      6.00%
      Bank                                    $88,983     12.38%     $28,757      4.00%    $43,136      6.00%
Tier 1 Capital (to Average Assets): (1)
      Consolidated                            $90,801      6.84%     $53,117      4.00%    $66,396      5.00%
      Bank                                    $88,983      6.70%     $53,139      4.00%    $66,423      5.00%

(1) Leverage ratio

(18) Earnings per Share

        (Dollars in thousands, except per share amounts)

        Years ended December 31,                        2002                  2001                  2000
        --------------------------------------------------------------------------------------------------------
                                                    Basic     Diluted     Basic    Diluted     Basic     Diluted
                                                 ---------------------------------------------------------------
        Net income                                 $16,757    $16,757    $13,108   $13,108    $13,209    $13,209

        Share amounts, in thousands:
           Average outstanding                    12,737.3   12,737.3   12,039.2  12,039.2   11,976.9   11,976.9
           Common stock equivalents                      -      195.1          -     163.3          -      125.7
        --------------------------------------------------------------------------------------------------------

           Weighted average outstanding           12,737.3   12,932.4   12,039.2  12,202.5   11,976.9   12,102.6
        --------------------------------------------------------------------------------------------------------
        Earnings per share                           $1.32      $1.30      $1.09     $1.07      $1.10      $1.09
        --------------------------------------------------------------------------------------------------------

(19) Fair Value of Financial Instruments
SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", requires that the Corporation disclose estimated fair values of its financial instruments. Fair value estimates are made as of a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any pricing adjustments that could result from the sale of the Corporation's entire holding of a particular financial instrument. Because no quoted market exists for a portion of the financial instruments, fair value estimates are based on subjective judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. Changes in assumptions could significantly affect the estimates of fair value. Fair value estimates, methods, and assumptions are set forth as follows:

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

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2002 and 2001 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities
The fair value of demand deposits, savings accounts, and certain money market accounts is equal to the amount payable on demand as of December 31, 2002 and 2001. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

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

The following table presents the fair values of the Corporation's financial instruments:

        (Dollars in thousands)

        December 31,                                            2002                           2001
        --------------------------------------------------------------------------------------------------------
                                                      Carrying       Estimated       Carrying       Estimated
                                                        Amount      Fair Value         Amount      Fair Value
        --------------------------------------------------------------------------------------------------------
        Financial Assets
         On-balance sheet:
            Cash and cash equivalents                  $51,048         $51,048        $50,899         $50,899
            Mortgage loans held for sale                 4,566           4,713          7,747           7,710
            Securities available for sale              553,556         553,556        453,956         453,956
            Securities held to maturity                242,277         250,446        175,105         177,595
            FHLB stock                                  24,582          24,582         23,491          23,491
            Loans, net of allowance for loan losses    779,639         818,677        592,052         611,425
            Accrued interest receivable                  7,773           7,773          7,124           7,124
            Bank-owned life insurance                   22,013          22,013         20,857          20,857
            Assets in rabbi trusts                       3,237           3,237            492             492
        Derivative financial instruments
        relating to assets:
            Interest rate floor contracts                    -               -            739             739
            Forward loan commitments                       (45)            (45)            86              86
        Financial Liabilities
        On-balance sheet:
            Noninterest bearing demand deposits       $157,539        $157,539       $134,783        $134,783
            Non-term savings accounts                  471,354         471,354        316,953         316,953
            Certificates of deposit                    481,600         498,577        365,140         370,018
            FHLB advances                              480,080         513,979        431,490         453,740
            Other borrowings                             9,183           9,183          2,087           2,087
            Accrued interest payable                     3,986           3,986          3,885           3,885

(20) Parent Company Financial Statements
The following are parent company only financial statements of the Corporation reflecting the investment in the Bank on the equity basis of accounting. The Statements of Changes in Shareholders' Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders' Equity and are therefore not presented.

        Balance Sheets
        (Dollars in thousands)

        December 31,                                                                      2002            2001
        ---------------------------------------------------------------------------------------------------------
        Assets:
           Cash on deposit with bank subsidiary                                          2,466            $898
           Investment in bank subsidiary at equity value                               126,580          96,118
           Dividend receivable from bank subsidiary                                      1,500           2,880
        ---------------------------------------------------------------------------------------------------------
        Total assets                                                                  $130,546         $99,896
        ---------------------------------------------------------------------------------------------------------

        Liabilities:
           Dividends payable                                                            $1,825          $1,569
          Accrued expenses and other liabilities                                             -             390
        ---------------------------------------------------------------------------------------------------------
        Total liabilities                                                                1,825           1,959
        ---------------------------------------------------------------------------------------------------------

        Shareholders' Equity:
           Common stock of $.0625 par value; authorized 30 million shares in 2002 and 2001; issued 13,086,795 shares in 2002
             and 12,065,283 shares in 2001                                                 818             754
           Paid-in capital                                                              28,769          10,696
           Retained earnings                                                            90,717          81,114
           Unamortized employee restricted stock                                           (24)              -
           Accumulated other comprehensive income                                        9,294           6,416
           Treasury stock, at cost; 44,361 shares in 2002 and 54,102 shares in 2001       (853)         (1,043)
        ---------------------------------------------------------------------------------------------------------
        Total shareholders' equity                                                     128,721          97,937
        ---------------------------------------------------------------------------------------------------------
        Total liabilities and shareholders' equity                                    $130,546         $99,896
        ---------------------------------------------------------------------------------------------------------

       Statements of Income
       (Dollars in thousands)

       Years ended December 31,                                           2002           2001            2000
       ----------------------------------------------------------------------------------------------------------
       Dividends from bank subsidiary                                  $26,742         $8,470          $5,198
       Equity in undistributed earnings of subsidiary                   (9,985)         4,638           8,011
       ----------------------------------------------------------------------------------------------------------
       Net income                                                      $16,757        $13,108         $13,209
       ----------------------------------------------------------------------------------------------------------

       Statements of Cash Flows
       (Dollars in thousands)

       Years ended December 31,                                           2002           2001            2000
       ----------------------------------------------------------------------------------------------------------
       Cash flow from operating activities:
          Net income                                                   $16,757        $13,108         $13,209
          Adjustments to reconcile net income
            to net cash provided by operating activities:
          Equity effect of undistributed earnings of subsidiary          9,985         (4,638)         (8,011)
          Decrease (increase) in dividend receivable                     1,380         (1,800)           (240)
          Other                                                           (390)             -               -
       ----------------------------------------------------------------------------------------------------------
       Net cash provided by operating activities                        27,732          6,670           4,958
       ----------------------------------------------------------------------------------------------------------

       Cash flows from investing activities:
         Proceeds from the sale of securities available for sale           521              -               -
         Cash paid for acquisition                                     (19,648)             -               -
       ----------------------------------------------------------------------------------------------------------
       Net cash used in investing activities                           (19,127)             -               -
       ----------------------------------------------------------------------------------------------------------

       Cash flows from financing activities:
          Purchase of treasury stock                                      (536)          (670)              -
          Net effect of common stock transactions                          397            266            (201)
          Cash dividends paid                                           (6,898)        (6,135)         (6,387)
       ----------------------------------------------------------------------------------------------------------
       Net cash used in financing activities                            (7,037)        (6,539)         (6,588)
       ----------------------------------------------------------------------------------------------------------

       Net increase (decrease) in cash                                   1,568            131          (1,630)
       Cash at beginning of year                                           898            767           2,397
       ----------------------------------------------------------------------------------------------------------
       Cash at end of year                                              $2,466           $898            $767
       ----------------------------------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information regarding directors is presented under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 20, 2003 prepared for the Annual Meeting of Shareholders to be held April 29, 2002 and incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I under the caption "Executive Officers of the Registrant."

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's Proxy Statement dated March 20, 2003 prepared for the Annual Meeting of Shareholders to be held April 29, 2003, which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item appears under the caption "Compensation of Directors and Executive Officers - Executive Compensation" in the Corporation's Proxy Statement dated March 20, 2003 prepared for the Annual Meeting of
Shareholders to be held April 29, 2003, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item appears under the caption "Nominee and Director Information" in the Corporation's Proxy Statement dated March 20, 2003 prepared for the Annual Meeting of Shareholders to be held April 29, 2003, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the caption "Indebtedness and Other Transactions" in the Corporation's Proxy Statement dated March 20, 2003 prepared for the Annual Meeting of Shareholders to be held April 29, 2003.


ITEM 14. CONTROLS AND PROCEDURES

(a)   Evaluation of disclosure controls and procedures.

As required by new Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. We will review and update our disclosure controls and procedures on an ongoing basis, including our internal controls and procedures for financial reporting, and we may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)   Changes in internal controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) 1. Financial Statements. The financial statements of the Corporation required in response to this Item are listed in response to Part II,
         Item 8 of this Report.

     2.  Financial  Statement  Schedules.  All schedules  normally  required  by
         Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Corporation have been omitted because the required information is either not required, not applicable, or is included in the consolidated financial statements or notes thereto.

     3.  Exhibits.  See Part (c) below.

(b) There were no reports on Form 8-K filed during the quarter ended December 31, 2002.


(c)  Exhibit Index.

     Exhibit Number
     -------------------

          3.a  Restated  Articles of  Incorporation of the Registrant - Filed as
               Exhibit 3.a to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)

          3.b  Amendment to Restated Articles of Incorporation - Filed herewith.

          3.c  Amended and Restated By-Laws of the Corporation - Filed herewith.

          4.a Amended and Restated Agreement, between the Registrant and Mellon Investor Services LLC, dated March 1, 2002 - Filed as Exhibit 4.a to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. (1)

          10.a Supplemental  Pension  Benefit and Profit Sharing Plan - Filed as
               Exhibit 10.a to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

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

          10.e Vote  of  the  Board  of  Directors  of  the  Corporation   which
               constitutes the 1996 Directors' Stock Plan - Filed herewith. (2)

          10.f The Registrant's 1997 Equity Incentive Plan - Filed herewith. (2)

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

          10.m Amendment  to  Change  in  Control  Agreement  with an  Executive
               Officer - Filed as Exhibit 10.a to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. (1) (2)

          10.n Supplemental Executive Retirement Plan - Filed as Exhibit 10.b to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. (1) (2)

          10.o Amendment  to  Change  in  Control  Agreement  with an  Executive
               Officer - Filed as Exhibit 10.a to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (1) (2)

          10.p Amendment  to  the   Registrant's   Trust   Agreement  Under  The
               Washington Trust Company's Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.b to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (1) (2)

          10.q Noncompetition   Agreement  -  Filed  as  Exhibit   10.a  to  the
               Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. (1) (2)

          21   Subsidiaries of the Registrant - Filed herewith

          23   Consent of Independent Accountants - Filed herewith.

     -------------------

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


                                  WASHINGTON TRUST BANCORP, INC.
                                  ----------------------------------------------
                                            (Registrant)

Date: March 18, 2003      By      John C. Warren
      --------------              ----------------------------------------------
                                  John C. Warren
                                  Chairman, Chief Executive Officer and Director
                                  (principal executive officer)

Date: March 18, 2003      By      David V. Devault
      --------------              ----------------------------------------------
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


     Date: March 18, 2003                      Alcino G. Almeida
     --------------------                      ---------------------------------
                                               Alcino G. Almeida, Director

     Date: March 18, 2003                      Gary P. Bennett
     --------------------                      ---------------------------------
                                               Gary P. Bennett, Director

     Date: March 18, 2003                      Steven J. Crandall
     --------------------                      ---------------------------------
                                               Steven J. Crandall, Director

     Date: March 18, 2003                      Richard A. Grills
     --------------------                      ---------------------------------
                                               Richard A. Grills, Director

     Date: March 18, 2003                      Larry J. Hirsch
     --------------------                      ---------------------------------
                                               Larry J. Hirsch, Director

     Date: March 18, 2003                      Katherine W. Hoxsie
     --------------------                      ---------------------------------
                                               Katherine W. Hoxsie, Director

     Date: March 18, 2003                      Mary E. Kennard
     --------------------                      ---------------------------------
                                               Mary E. Kennard, Director

     Date: March 18, 2003                      Edward M. Mazze
     --------------------                      ---------------------------------
                                               Edward M. Mazze, Director

     Date: March 18, 2003                      Victor J. Orsinger II
     --------------------                      ---------------------------------
                                               Victor J. Orsinger II, Director


     Date: March 18, 2003                      H. Douglas Randall III
     --------------------                      ---------------------------------
                                               H. Douglas Randall, III, Director

     Date:
     --------------------                      ---------------------------------
                                               Joyce Olson Resnikoff, Director

     Date: March 18, 2003                      James P. Sullivan
     --------------------                      ---------------------------------
                                               James P. Sullivan, Director

     Date: March 18, 2003                      Neil H. Thorp
     --------------------                      ---------------------------------
                                               Neil H. Thorp, Director

     Date: March 18, 2003                      John F. Treanor
     --------------------                      ---------------------------------
                                               John F. Treanor, Director

     Date: March 18, 2003                      John C. Warren
     --------------------                      ---------------------------------
                                               John C. Warren, Director

                                 CERTIFICATIONS


I, John C. Warren, Chairman and Chief Executive Officer of Washington Trust Bancorp, Inc. certify that:


1. I have reviewed this annual report on Form 10-K of Washington Trust Bancorp, Inc. (the "Registrant");


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;


4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:


     (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     (c)  Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):


     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and


     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date: March 18, 2003                      By  John C. Warren
--------------------                          ----------------------------------
                                              John C. Warren
                                              Chairman, Chief Executive Officer
                                              (principal executive officer)

                                 CERTIFICATIONS


I, David V. Devault, Executive Vice President, Treasurer and Chief Financial Officer of Washington Trust Bancorp, Inc. certify that:


1. I have reviewed this annual report on Form 10-K of Washington Trust Bancorp, Inc. (the "Registrant");


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this annual report;


4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:


     (a) Designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


     (b) Evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


     (c)  Presented   in  this   annual   report  our   conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


     5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):


          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and


          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6. The Registrant's other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 18, 2003                    By  David V. Devault
--------------------                        ------------------------------------
                                            David V. Devault
                                            Executive Vice President, Treasurer
                                            and Chief Financial Officer
                                            (principal financial and accounting
                                             officer)