Form 10-Q
period 2003-03-31
WASHINGTON TRUST BANCORP INC
filed 2003-05-14
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X]Quarterly  report pursuant to section 13 or 15(d) of the Securities  Exchange
   Act of 1934 for the quarterly period ended MARCH 31, 2003 or

[ ]Transition report pursuant to section 13 or 15(d) of the Securities  Exchange
   Act of 1934

                        Commission file number: 000-13091
                     -------------------------------------


                         WASHINGTON TRUST BANCORP, INC.
             (Exact name of registrant as specified in its charter)
             ------------------------------------------------------



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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X]Yes    [ ]No

The number of shares of common stock of the registrant outstanding as of April 30, 2003 was 13,080,557.

                                   FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                      For The Quarter Ended March 31, 2003

                                TABLE OF CONTENTS



PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       March 31, 2003 and December 31, 2002

Consolidated Statements of Income
       Three Months Ended March 31, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity
       Three Months Ended March 31, 2003 and 2002

Consolidated Statements of Cash Flows
       Three Months Ended March 31, 2003 and 2002

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

PART I.                          FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                     March 31,      December 31,
                                                        2003            2002
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                                $39,084          $39,298
Federal funds sold and other short-term investments     10,550           11,750
Mortgage loans held for sale                            11,583            4,566
Securities:
   Available for sale, at fair value                   578,260          553,556
   Held to maturity, at cost; fair value $271,849
     in 2003 and $250,446 in 2002                      264,047          242,277
--------------------------------------------------------------------------------
   Total securities                                    842,307          795,833

Federal Home Loan Bank stock, at cost                   28,600           24,582

Loans                                                  811,132          795,126
Less allowance for loan losses                          15,495           15,487
--------------------------------------------------------------------------------
   Net loans                                           795,637          779,639

Premises and equipment, net                             25,485           24,415
Accrued interest receivable                              8,459            7,773
Goodwill and other intangibles                          25,083           25,260
Other assets                                            28,839           32,545
--------------------------------------------------------------------------------
   Total assets                                     $1,815,627       $1,745,661
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                             $169,636         $157,539
   Savings                                             467,027          471,354
   Time                                                484,183          481,600
--------------------------------------------------------------------------------
   Total deposits                                    1,120,846        1,110,493

Dividends payable                                        1,962            1,825
Federal Home Loan Bank advances                        544,387          480,080
Other borrowings                                         1,926            9,183
Accrued expenses and other liabilities                  15,496           15,359
--------------------------------------------------------------------------------
   Total liabilities                                 1,684,617        1,616,940
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares; issued 13,086,795 shares
   in 2003 and 2002                                        818              818
Paid-in capital                                         28,411           28,767
Retained earnings                                       93,505           90,717
Unamortized employee restricted stock                      (20)             (24)
Accumulated other comprehensive income                   8,602            9,294
Treasury stock, at cost; 15,788 shares in 2003 and
   and 44,361 in 2002                                     (306)            (851)
--------------------------------------------------------------------------------
   Total shareholders' equity                          131,010          128,721
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity       $1,815,627       $1,745,661
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                  (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                                           except per share amounts)

                                                                                                 (Unaudited)
Three months ended March 31,                                                                 2003             2002
--------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                                             $12,646           $10,981
   Interest on securities                                                                   8,555             8,188
   Dividends on corporate stock and Federal Home Loan Bank stock                              487               483
   Interest on federal funds sold and other short-term investments                             37                62
--------------------------------------------------------------------------------------------------------------------

   Total interest income                                                                   21,725            19,714
--------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                                                           950               971
   Time deposits                                                                            3,934             4,123
   Federal Home Loan Bank advances                                                          4,893             5,219
   Other                                                                                       19                17
--------------------------------------------------------------------------------------------------------------------

   Total interest expense                                                                   9,796            10,330
--------------------------------------------------------------------------------------------------------------------

Net interest income                                                                        11,929             9,384
Provision for loan losses                                                                     100               100
--------------------------------------------------------------------------------------------------------------------

Net interest income after provision for loan losses                                        11,829             9,284
--------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Trust and investment management                                                          2,533             2,565
   Service charges on deposit accounts                                                      1,100               827
   Merchant processing fees                                                                   457               446
   Net gains on loan sales                                                                  1,238               516
   Income from bank-owned life insurance                                                      284               288
   Net realized gains on securities                                                           230               291
   Other income                                                                               191               295
--------------------------------------------------------------------------------------------------------------------

   Total noninterest income                                                                 6,033             5,228
--------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Salaries and employee benefits                                                           6,534             5,575
   Net occupancy                                                                              762               625
   Equipment                                                                                  837               785
   Merchant processing costs                                                                  362               357
   Legal, audit and professional fees                                                         305               173
   Advertising and promotion                                                                  270               240
   Outsourced services                                                                        371               261
   Amortization of intangibles                                                                180                32
   Other                                                                                    1,357             1,116
--------------------------------------------------------------------------------------------------------------------

   Total noninterest expense                                                               10,978             9,164
--------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                                  6,884             5,348
Income tax expense                                                                          2,134             1,604
--------------------------------------------------------------------------------------------------------------------

   Net income                                                                              $4,750            $3,744
--------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - basic                                              13,059.3          12,004.9
Weighted average shares outstanding - diluted                                            13,230.2          12,174.6
Per share information:
   Basic earnings per share                                                                  $.36              $.31
   Diluted earnings per share                                                                $.36              $.31
   Cash dividends declared per share                                                         $.15              $.14

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                              (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)
                                                                           Unamortized     Accumulated
                                                                            Employee          Other
                                     Common       Paid-in      Retained    Restricted     Comprehensive     Treasury
Three months ended March 31,          Stock       Capital      Earnings       Stock           Income         Stock       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002            $754          $10,696     $81,114            $-         $6,416         $(1,043)    $97,937
Net income                                                        3,744                                                    3,744
Other comprehensive loss, net of tax:
   Net unrealized losses on securities                                                          (343)                       (343)
   Reclassification adjustments                                                                 (187)                       (187)
                                                                                                                      ------------
Comprehensive income                                                                                                       3,214
Cash dividends declared                                          (1,680)                                                  (1,680)
Shares issued                                           (83)                                                     149          66
Shares repurchased                                                                                              (374)       (374)
----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2002             $754          $10,613     $83,178            $-         $5,886         $(1,268)    $99,163
----------------------------------------------------------------------------------------------------------------------------------



Balance at January 1, 2003            $818          $28,767     $90,717         $(24)         $9,294           $(851)   $128,721
Net income                                                        4,750                                                    4,750
Other comprehensive income, net of tax:
   Net unrealized losses on securities                                                          (542)                       (542)
   Reclassification adjustments                                                                 (150)                       (150)
                                                                                                                      ------------
Comprehensive income                                                                                                       4,058
Cash dividends declared                                          (1,962)                                                  (1,962)
Amortization of employee restricted                                                4                                          4
stock
Shares issued                                          (356)                                                     663         307
Shares repurchased                                                                                              (118)       (118)
----------------------------------------------------------------------------------------------------------------------------------

Balance at March 31, 2003             $818          $28,411     $93,505         $(20)         $8,602           $(306)   $131,010
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
Three months ended March 31,                            2003             2002
--------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                          $4,750            $3,744
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                            100               100
     Depreciation of premises and equipment               775               727
     Amortization of premium in excess of accretion of
       discount on debt securities                      1,178               255
     Increase in bank-owned life insurance cash
       surrender value                                   (284)             (288)
     Net amortization of intangibles                      180                32
     Net realized gains on securities                    (230)             (291)
     Net gains on loan sales                           (1,238)             (516)
     Proceeds from sales of loans                      49,410            24,422
     Loans originated for sale                        (55,362)          (18,640)
     (Increase) decrease in accrued interest
       receivable                                        (686)                5
     Decrease (increase) in other assets                3,973                39
     Increase (decrease) in accrued expenses
       and other liabilities                              475            (1,911)
     Other, net                                           259               276
--------------------------------------------------------------------------------
   Net cash provided by operating activities            3,300             7,954
--------------------------------------------------------------------------------
 Cash flows from investing activities:
   Securities available for sale:
     Purchases                                       (138,049)          (73,486)
     Proceeds from sales                               42,430            28,195
     Maturities and principal repayments               69,307            43,189
   Securities held to maturity:
     Purchases                                        (62,347)          (39,459)
     Maturities and principal repayments               40,141            14,211
   Purchase of Federal Home Loan Bank stock            (4,018)                -
   Principal collected on loans (under) over
     loan originations                                 (8,500)            8,844
   Purchase of loans                                   (7,661)                -
   Proceeds from sales of other real estate owned         128                 -
   Purchases of premises and equipment                 (1,845)             (355)
--------------------------------------------------------------------------------
   Net cash used in investing activities              (70,414)          (18,861)
--------------------------------------------------------------------------------
Cash flows from financing activities:
   Net increase in deposits                            10,436            16,110
   Net (decrease) increase in other borrowings         (7,257)            2,320
   Proceeds from Federal Home Loan Bank advances      362,100           170,500
   Repayment of Federal Home Loan Bank advances      (297,746)         (187,923)
   Purchase of treasury stock                            (118)             (374)
   Net effect of common stock transactions                110                21
   Cash dividends paid                                 (1,825)           (1,561)
--------------------------------------------------------------------------------
   Net cash provided by financing activities           65,700              (907)
--------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents           (1,414)          (11,814)
   Cash and cash equivalents at beginning of year      51,048            50,899
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period         $49,634           $39,085
--------------------------------------------------------------------------------

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)






                                                              (Unaudited)
Three months ended March 31,                            2003               2002
--------------------------------------------------------------------------------

Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate
     owned (OREO)                                       $242                 $-
   Loans charged off                                     101                 57
   Loans made to facilitate the sale of other real
     estate owned                                        322                  -
   Increase in unrealized gain on securities
     available for sale, net of tax                     (692)              (530)
   Increase in paid-in capital resulting from tax
     benefits on stock option exercises                  201                 45

Supplemental Disclosures:
   Interest payments                                  $9,722            $10,509
   Income tax payments (refunds), net                   (205)               100

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Bancorp") and its wholly owned subsidiary, The Washington Trust Company (the "Bank" or "Subsidiary") (together, the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation's financial position as of March 31, 2003 and December 31, 2002 and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Bancorp and the Bank. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The Corporation has not changed its accounting and reporting policies from those disclosed in the Bancorp's Annual Report on Form 10-K for the year ended December 31, 2002. Certain reclassifications have been made to prior period financial statements to conform to the 2003 presentation. Such reclassifications have no effect on previously reported net income or shareholders' equity.

(2) Stock Based Compensation
The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25. In addition, the Corporation discloses pro forma net income and earnings per share computed using the fair value based method of accounting for these plans as required by SFAS No. 123 and SFAS No. 148.

In determining the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming options granted were accounted for using the fair value method prescribed by SFAS No. 123 and SFAS No. 148.

      (Dollars in thousands, except per share amounts)

      Three months ended March 31,                         2003            2002
      --------------------------------------------------------------------------
      Net income                             As reported $4,750          $3,744
      Less:
           Total stock-based compensation
           determined under fair value
           method for all awards, net of tax               (226)           (178)
      --------------------------------------------------------------------------
                                               Pro forma $4,524          $3,566

      Basic earnings per share               As reported   $.36            $.31
                                               Pro forma   $.35            $.30

      Diluted earnings per share             As reported   $.36            $.31
                                               Pro forma   $.34            $.29


There were no options granted for the three-month periods ended March 31, 2003 and 2002.

(3) Securities

Securities available for sale are summarized as follows:

(Dollars in thousands)                                 Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
March 31, 2003
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 88,846          $ 2,976            $  (1)         $ 91,821
Mortgage-backed securities                               370,291            7,738             (259)          377,770
Corporate bonds                                           82,599            1,500           (1,846)           82,253
Corporate stocks                                          23,173            4,479           (1,236)           26,416
---------------------------------------------------------------------------------------------------------------------
Total                                                    564,909           16,693           (3,342)          578,260
---------------------------------------------------------------------------------------------------------------------
December 31, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   74,852            3,121                -            77,973
Mortgage-backed securities                               378,162            8,830             (245)          386,747
Corporate bonds                                           67,018            1,386           (1,969)           66,435
Corporate stocks                                          19,077            4,459           (1,135)           22,401
---------------------------------------------------------------------------------------------------------------------
Total                                                   $539,109          $17,796          $(3,349)         $553,556
---------------------------------------------------------------------------------------------------------------------

For the three months ended March 31, 2003, proceeds from sales of securities available for sale amounted to $42.4 million while net realized gains on these sales amounted to $230 thousand.

Securities held to maturity are summarized as follows:

(Dollars in thousands)                                Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
March 31, 2003
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  $ 8,000             $113             $  -           $ 8,113
Mortgage-backed securities                               239,909            6,765                -           246,674
States and political subdivisions                         16,138              924                -            17,062
---------------------------------------------------------------------------------------------------------------------
Total                                                    264,047            7,802                -           271,849
---------------------------------------------------------------------------------------------------------------------
December 31, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                    3,000               13                -             3,013
Mortgage-backed securities                               220,711            7,199                -           227,910
States and political subdivisions                         18,566              957                -            19,523
---------------------------------------------------------------------------------------------------------------------
Total                                                   $242,277           $8,169            $   -          $250,446
---------------------------------------------------------------------------------------------------------------------

There were no sales of securities held to maturity during the three months ended March 31, 2003.

Securities available for sale and held to maturity with a fair value of $556.3 million and $559.7 million were pledged in compliance with state regulations
concerning   trust  powers  and  to  secure  Treasury  Tax  and  Loan  deposits, borrowings, and public deposits at March 31, 2003 and December 31, 2002, respectively. In addition, securities available for sale and held to maturity with a fair value of $25.1 million and $27.6 million were collateralized for the discount window at the Federal Reserve Bank at March 31, 2003 and December 31, 2002, respectively. There were no borrowings with the Federal Reserve Bank at either date.

At March 31, 2003, securities available for sale with a fair value of $2.7 million were designated in a rabbi trust for a nonqualified retirement plan. At December 31, 2002, assets with a carrying value of $2.8 million were designated for this purpose and were classified in Other Assets in the Corporation's Consolidated Balance Sheet.

(4) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)                               March 31,      December 31,
                                                       2003             2002
--------------------------------------------------------------------------------
Commercial:
    Mortgages (1)                                   $202,525           $197,814
    Construction and development (2)                  12,150             10,337
    Other (3)                                        176,483            174,018
--------------------------------------------------------------------------------
Total commercial                                     391,158            382,169

Residential real estate:
    Mortgages (4)                                    275,295            269,548
    Homeowner construction                            10,394             11,338
--------------------------------------------------------------------------------
Total residential real estate                        285,689            280,886

Consumer
    Home equity lines                                 85,210             81,503
    Other                                             49,075             50,568
--------------------------------------------------------------------------------
Total consumer                                       134,285            132,071
--------------------------------------------------------------------------------
    Total loans (5)                                 $811,132           $795,126
--------------------------------------------------------------------------------

(1) Amortizing mortgages, primarily secured by income producing property
(2) Loans for construction of residential and commercial properties and for land development
(3) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate
(4) A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 8 for additional discussion of FHLB borrowings)
(5) Net of $800 thousand and $478 thousand of unearned income and unamortized loan origination and other fees net of costs at March 31, 3003 and December31, 2002, respectively. Includes $1.3 million and $1.1 million of net purchased premium at March 31, 2003 and December 31, 2002, respectively.

(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
                                                              Three Months
                                                       -------------------------
 Periods ended March 31,                                    2003           2002
--------------------------------------------------------------------------------
Balance at beginning of period                           $15,487        $13,593
Provision charged to expense                                 100            100
Recoveries of loans previously charged off                     9             29
Loans charged off                                           (101)           (57)
--------------------------------------------------------------------------------

Balance at end of period                                 $15,495        $13,665
--------------------------------------------------------------------------------

(6) Goodwill and other intangibles
The second quarter 2002 acquisition of First Financial Corp. resulted in the recording of goodwill of $22.6 million. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations after June 30, 2001 will not be amortized.

At March 31, 2003 and December 31, 2002, the Corporation had other intangible assets with carrying values of $2.5 million and $2.7 million, respectively. In conjunction with the 2002 First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million with an average useful life of ten years. Amortization expense associated with these other intangible assets, amounted to $180 thousand and $32 thousand for the first quarter of 2003 and 2002, respectively.

The changes in the carrying value of goodwill and other intangible assets for the three months ended March 31, 2003 are as follows:

(Dollars in thousands)                                                Core Deposit           Other             Total
                                                       Goodwill        Intangibles       Intangibles       Intangibles
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                              $22,588           $2,009             $663            $25,260
Recorded during the period                                    3                -                -                  3
Amortization expense                                          -             (109)             (71)              (180)
Impairment recognized                                         -                -                -                  -
----------------------------------------------------------------------------------------------------------------------
Balance March 31, 2003                                  $22,591           $1,900             $592            $25,083
----------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
                                    Core Deposit         Other           Total
Estimated amortization expense       Intangibles     Intangibles     Intangibles
--------------------------------------------------------------------------------

April 1 through December 31, 2003       $255             $284             $719
2004                                     359              284              643
2005                                     303               95              398
2006                                     261                -              261
2007                                     140                -              140

The components of intangible assets as of March 31, 2003 are as follows:

(Dollars in thousands)
                                  Gross Carrying     Accumulated   Net Carrying
Intangible assets                     Amount        Amortization      Amount
--------------------------------------------------------------------------------

Core deposit intangibles              $3,096           $1,196           $1,900
Other intangibles                        852              260              592
--------------------------------------------------------------------------------
Total                                 $3,948           $1,456           $2,492
--------------------------------------------------------------------------------

(7) Derivative Financial Instruments
The Corporation recognizes commitments to originate and commitments to sell fixed rate mortgage loans as derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At March 31, 2003 and December 31, 2002, the carrying value of these commitments amounted to $(70) thousand and $(45) thousand, respectively. Changes in fair value are recorded in current earnings and amounted to $60 thousand of appreciation and $(97) thousand of depreciation in value for the three months ended March 31, 2003 and 2002, respectively.

(8) Borrowings
Federal Home Loan Bank advances outstanding are summarized below:

(Dollars in thousands)                              March 31,       December 31,
                                                      2003              2002
--------------------------------------------------------------------------------

FHLB advances                                      $544,387          $480,080
--------------------------------------------------------------------------------

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at March 31, 2003 and December 31, 2002. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances ("FHLB borrowings"). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to secure FHLB borrowings at March 31, 2003 and December 31, 2002. Included in the collateral were securities available for sale and held to maturity with a fair value of $538.1 million and $540.0 million that were specifically pledged to secure FHLB borrowings at March 31, 2003 and December 31, 2002, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

The following is a summary of other borrowings:

(Dollars in thousands)                              March 31,       December 31,
                                                      2003              2002
--------------------------------------------------------------------------------
Treasury, Tax and Loan demand note balance           $1,095            $8,283
Other                                                   831               900
--------------------------------------------------------------------------------
Other borrowings                                     $1,926            $9,183
--------------------------------------------------------------------------------

(9) Litigation
Read & Lundy Matter - In June 1999 a lawsuit was filed against First Bank and Trust Company ("First Bank") in Providence County (Rhode Island) Superior Court (the "Action") by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, "the Plaintiffs"). The original complaint alleged claims for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank's 1996 loan to a third party company. The Plaintiffs allege that the loan to the third party enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy's profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act. The Bank was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank.

The Plaintiffs had previously filed a suit in the same court in 1996 against the third party company and its founder. The Bank is not a party to this suit. In September 2001, judgment was entered against the third party company and its founder in favor of the Plaintiffs for approximately $1.6 million in compensatory and punitive damages, including pre-judgment interest.

The Plaintiffs contend in the Action that the Bank as an alleged co-conspirator of the third party company is liable for this entire amount, none of which has been collected from the third party company. The Plaintiffs are also seeking additional compensatory damages and other costs allegedly arising after the third party trial. Including interest, it is estimated that the amount of the claim against the Bank is approximately $2.0 million.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has meritorious defenses in the Action. The Bank vigorously defended the Action and in December 2002 obtained a judgment in its favor and a dismissal of the Action on all counts by way of summary judgment motion. Plaintiffs appealed the judgment to the Rhode Island Supreme Court in December 2002. The appeal is pending. Because of the uncertainties surrounding the outcome of the appeal no assurance can be given that the litigation will be resolved in favor of the Bank. Management and legal counsel are unable to estimate the amount of loss, if any, that may be incurred with respect to this litigation. Consequently, no loss provision has been recorded.

A second claim ancillary to this litigation was brought by the Plaintiffs in March 2002 in connection with their suit against the third party company. The Bank has also been substituted for First Bank in these proceedings. In this matter, the Plaintiffs brought a motion seeking enforcement of a prejudgment writ of attachment obtained in 1997 by the Plaintiffs against funds held by First Bank as collateral for the loan to the third party company. First Bank had applied these funds as an offset to that loan in 1999. In August 2002, judgment against the Bank was rendered on this motion requiring the Bank to make the funds available for attachment by the Plaintiffs. This judgment is under appeal to the Rhode Island Supreme Court. During the quarter ended September 30, 2002, the Bank recorded a liability for the judgment award of $273 thousand in connection with this matter.

Kiepler Matter - On February 20, 2001, a suit was filed against the Bank in its capacity as trustee of the Walfred M. Nyman Trust (the "Nyman Trust") as well as Robert C. Nyman, Kenneth J. Nyman and Keith Johnson (the "Co-Defendants") in the United States District Court for the District of Rhode Island (the "District Court") by Beverly Kiepler ("Kiepler"), a beneficiary of the Nyman Trust. The claim is for damages which the Nyman Trust allegedly incurred as a result of the Bank's alleged failure to file suit against the Co-Defendants for their wrongful dilution of the stock value of Nyman Manufacturing Company ("Nyman Mfg."), an asset of the Nyman Trust. The amount of damages to the Nyman Trust caused by the alleged dilution was approximately $1.3 million, based on the number of shares of Nyman Mfg. that were held by the Nyman Trust. Kiepler has alleged that the Bank breached its fiduciary duty by failing to join a separate suit brought by Kiepler in 1998 in her individual capacity as a shareholder of Nyman Mfg., against the Co-Defendants.

In July 2002, the Bank, in its capacity as trustee of the Nyman Trust, filed a cross-claim in the District Court against the Co-Defendants for the above-described damages to the Nyman Trust. On April 16, 2003 the District Court awarded the Nyman Trust a judgment against the Co-Defendants in the amount of $1.3 million plus statutory interest of 12% per annum accruing since September 1997. The Bank, in its capacity as trustee of the Nyman Trust, is in the process of finalizing its judgment in the District Court and pursuing collection of same. The eventual outcome of this judgment may affect the outcome of the Keipler suit against the Bank. Further, the amount of the judgment may be affected by the outcome of a related suit to which the Bank is not a party. Notwithstanding the award granted to the Nyman Trust by the District Court, Keipler continues to move forward with her suit against the Bank.

This case is being vigorously contested by management. Management believes that the Bank did not breach its fiduciary duty and that the allegations by Kiepler are without merit. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and subsidiaries at March 31, 2003 and for the three month periods ended March 31, 2003 and 2002, KPMG LLP has made a review (based on the procedures adopted by the American Institute of Certified Public Accountants) and not an audit, set forth in their separate report dated May 14, 2003 appearing on page 14. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.

INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of March 31, 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month periods ended March 31, 2003 and 2002. These consolidated financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of income, changes in stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of March 31, 2003, is fairly stated, in all material respects.

KPMG LLP

Providence, Rhode Island
May 14, 2003

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

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under management, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in the size and nature of the Corporation's competition, changes in loan default and charge-off rates and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1 of the Bancorp's Annual Report on Form 10-K for the year ended December 31, 2002 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Recent Events
In April 2003, the Corporation opened its sixteenth branch office located in Warwick, Rhode Island. The opening of this branch expands the Bank's market area into Kent County.

Results of Operations
The Corporation reported net income of $4.75 million, or $.36 per diluted share, for the three months ended March 31, 2003. Net income for the first quarter of 2002 amounted to $3.7 million, or $.31 per diluted share. For the quarter ended March 31, 2003, the Corporation's rates of return on average assets and average equity were 1.07% and 14.56%, respectively. Rates of return on average assets and average equity for the first quarter of 2002 were 1.11% and 14.98%, respectively.

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) for the first quarter of 2003 increased by 27.1% to $11.9 million from the first quarter of 2002, largely due to the April 2002 acquisition of First Financial Corp. For the quarter, average-earning assets increased $388.1 million, or 30.5%, compared to the same period last year, of which approximately $178.5 million related to the acquisition of First Financial Corp. Although net interest income has increased, the net interest margin for the first quarter of 2003 was 2.97%, down from 3.07% in the first quarter of 2002. The net interest margin has been affected by the significant decline in market interest rates and reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. (See additional discussion under the caption "Net Interest Income.")

The Corporation's provision for loan losses amounted to $100 thousand in the first quarter of 2003 and the first quarter of 2002. The year to date 2003 provision remained consistent with last year due to management's belief that the allowance for loan losses is at a reasonable level based on its current evaluation. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses increased from $15.487 million at December 31, 2002 to $15.495 million at March 31, 2003 due to the year to date 2003 provision and recoveries, net of charge-offs. The Corporation's ratio of the allowance for loan losses to total loans decreased from 1.95% at December 31, 2002 to 1.91% at March 31, 2003.

Other noninterest income (noninterest income excluding net realized gains on securities) amounted to $5.8 million for the quarter ended March 31, 2003, up by 17.5% from the $4.9 million reported for the first quarter of 2002. The growth in noninterest income was mainly attributable to increases in gains on loan sales and service charges on deposits. For the first quarter of 2003, gains on loan sales totaled $1.2 million, up $722 thousand from the comparable 2002 period. As a result of the decline in interest rates, the Corporation has experienced heavy residential mortgage activity, predominately refinancing, which increased the amount of loans sold into the secondary market. The Corporation expects this activity to continue through the second quarter of 2003, however this level of activity may not be sustainable in future periods. In addition to selling residential mortgages loans, the Corporation began selling the guaranteed portion of SBA loan originations in 2002. Included in gains on loan sales for the first quarter of 2003 are approximately $100 thousand in gains on sales of SBA loans. For the three months ended March 31, 2003, service charges on deposit accounts amounted to $1.1 million, up by 33.0% from the $827 thousand reported for the same period a year ago. Growth in deposits and changes in the fee structure of various deposit products were contributing factors in the increase. Trust and investment management income, the largest component of noninterest income, totaled $2.5 million for the three months ended March 31, 2003, down 1.2% from the corresponding 2002 period, reflecting the financial market declines. The market value of trust and investment management assets under administration amounted to $1.479 billion and $1.524 billion at March 31, 2003 and December 31, 2002, respectively.

Net realized securities gains for the three months ended March 31, 2003 and 2002 amounted to $230 thousand and $291 thousand, respectively. The gains resulted primarily from the sale of certain U.S. government agency and mortgage-backed securities to take advantage of market opportunities and to reposition the securities portfolio.

For the quarter ended March 31, 2003, total noninterest expense amounted to $11.0 million, up $1.8 million from the comparable 2002 amount. This increase was primarily due to normal growth and higher operating costs resulting from the April 2002 acquisition of First Financial Corp. Salaries and benefit expense, the largest component of total noninterest expense, amounted to $6.5 million for the three months ended March 31, 2003, compared to the $5.6 million reported for the comparable period in 2002.

Income tax expense amounted to $2.1 million and $1.6 million for the three months ended March 31, 2003 and 2002, respectively. The Corporation's effective tax rate for the first three months of 2003 was 31.0%, compared to 30.0% for the corresponding 2002 period.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the three months ended March 31, 2003 amounted to $12.2 million, up $2.5 million, or 26.2%, from the same 2002 period. The increase in net interest income was largely due to the April 2002 acquisition of First Financial Corp. For the quarter ended March 31, 2003, average interest-earning assets amounted to $1.660 billion, up $388.1 million, or 30.5%, compared to the same period last year, of which approximately $178.5 million related to the acquisition of First Financial Corp.

The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the three months ended March 31, 2003 and 2002 were 2.97% and 3.07%, respectively. The net interest margin has been affected by the significant decline in market interest rates and reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. The interest rate spread increased 5 basis points to 2.68% for the three months ended March 31, 2003. The yield on total interest-earnings assets declined 100 basis points to 5.37%, while the cost of interest-bearing liabilities decreased 105 basis points to 2.69%.

Total average investments rose $178.3 million, or 26.7%, over the comparable prior year period mainly due to purchases of taxable debt securities. The FTE rate of return on investments was 4.45% for the three months ended March 31, 2003, compared to 5.44% for the same 2002 period. The decrease in yields on investments reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on investment purchases in 2003 relative to the prior year.

The yield on average total loans amounted to 6.31% for the three months ended March 31, 2003, down 108 basis points from 7.39% for the comparable 2002 period. This decline is primarily due to lower marginal yields on floating and adjustable rate loans for the first three months of 2003 as compared to the prior year period and a decline in yields on new loan originations. Average loans for the three months ended March 31, 2003 amounted to $814.9 million, an increase of $209.7 million compared to the same period last year, of which approximately $115.3 million related to the April 2002 First Financial Corp. acquisition. Average commercial loans rose 49.6% to $389.5 million while the yield on commercial loans declined 91 basis points to 6.97%. Included in interest income on commercial loans for the three months ended March 31, 2002, was $221 thousand of depreciation in value of the interest rate floor contract that was terminated in May 2002. Average consumer loans rose 20.5% over the prior year and amounted to $133.1 million. The yield on consumer loans decreased 119 basis points from the prior year to 5.06%, mainly due to a decline in yield on home equity loans. Average residential real estate loans amounted to $292.3 million, up 24.7% from the prior year level. The yield on residential real estate loans decreased 137 basis points from the prior year period, amounting to 6.01%.

Average interest-bearing liabilities increased $355.9 million, or 31.8%, to $1.476 billion at March 31, 2003, of which approximately $162.9 million related to the April 2002 First Financial acquisition. The increase in average interest-bearing liabilities was mainly due to growth in deposits. Due to lower rates paid on both borrowed funds and deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 2.69% for the three months ended March 31, 2003, down from 3.74% for the comparable 2002 period.

Average savings deposits for the three months ended March 31, 2003 increased $146.2 million, or 46.6%, to $459.8 million from the comparable 2002 amount. The rate paid on savings deposits for the first three months of 2003 was 0.84%, compared to 1.26% for the same 2002 period. Average time deposits increased $100.5 million to $481.8 million with a decrease of 108 basis points in the rate paid. For the three months ended March 31, 2003, average demand deposits, an interest-free funding source, were up by $34.4 million, or 28.3%, from the same prior year period. Average FHLB advances for the three months ended March 31, 2003 amounted to $532.7 million, up from the comparable 2002 amount of $422.8 million. The average rate paid on FHLB advances for the three months ended March 31, 2003 was 3.73%, a decrease of 128 basis points from the prior year rate.

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

Three months ended March 31,                                2003                                2002
--------------------------------------------------------------------------------------------------------------------
                                           Average                     Yield/     Average                     Yield/
(Dollars in thousands)                     Balance      Interest       Rate       Balance      Interest       Rate
--------------------------------------------------------------------------------------------------------------------
Assets:
Residential real estate loans              $292,276       $4,329       6.01%      $234,395      $4,264        7.38%
Commercial and other loans                  389,545        6,696       6.97%       260,320       5,060        7.88%
Consumer loans                              133,050        1,660       5.06%       110,413       1,703        6.25%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              814,871       12,685       6.31%       605,128      11,027        7.39%
Federal funds sold and other
  short-term investments                     14,946           37       1.01%        15,005          62        1.69%
Taxable debt securities                     764,975        8,373       4.44%       590,107       7,978        5.48%
Nontaxable debt securities                   17,462          280       6.51%        19,999         323        6.56%
Corporate stocks and FHLB stock              48,025          589       4.98%        41,981         582        5.62%
--------------------------------------------------------------------------------------------------------------------
   Total investments                        845,408        9,279       4.45%       667,092       8,945        5.44%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,660,279       21,964       5.37%     1,272,220      19,972        6.37%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                 118,059                                 79,167
--------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,778,338                             $1,351,387
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Savings deposits                           $459,777         $950       0.84%      $313,578        $971        1.26%
Time deposits                               481,766        3,934       3.31%       381,311       4,123        4.39%
FHLB advances                               532,698        4,893       3.73%       422,769       5,219        5.01%
Other                                         2,227           19       3.45%         2,916          17        2.37%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities     1,476,468        9,796       2.69%     1,120,574      10,330        3.74%
Demand deposits                             155,944                                121,530
Non interest-bearing liabilities             15,420                                  9,331
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,647,832                              1,251,435
Total shareholders' equity                  130,506                                 99,952
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,778,338                             $1,351,387
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $12,168                                $9,642
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    2.68%                                  2.63%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    2.97%                                  3.07%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,                            2003              2002
--------------------------------------------------------------------------------
Commercial and other loans                               $39               $46
Nontaxable debt securities                                98               112
Corporate stocks                                         102               100

Financial Condition and Liquidity
Total assets rose from $1.746 billion at December 31, 2002 to $1.816 billion at March 31, 2003. Average assets totaled $1.778 billion for the three months ended March 31, 2003, up 31.6% over the comparable 2002 period. (See additional discussion under the caption "Net Interest Income").

Securities Available for Sale - The carrying value of securities available for sale at March 31, 2003 amounted to $578.3 million, an increase of 4.5% from the December 31, 2002 balance of $553.6 million. This increase was mainly due to purchases of U.S. government agency securities and corporate bonds. The net unrealized gains on securities available for sale amounted to $13.4 million at March 31, 2003 and $14.4 million at December 31, 2002.

Securities Held to Maturity - Primarily as a result of purchases of mortgage-backed securities, the carrying value of securities held to maturity rose 9.0% from $242.3 million at December 31, 2002 to $264.0 million at March 31, 2003. The net unrealized gain on securities held to maturity amounted to $7.8 million at March 31, 2003, compared to $8.2 million at December 31, 2002.

Loans - Total loans increased $16.0 million to $811.1 million at March 31, 2003, led by a $9.0 million increase in the commercial and commercial real estate portfolio. Commercial loans amounted to $391.2 million at March 31, 2003, up from $382.2 million at December 31, 2002. As of March 31, 2003, total residential real estate loans amounted to $285.7 million, up $4.8 million from the balance of $280.9 million at December 31, 2002. Residential real estate loans were impacted by the refinancing of fixed rate residential loans being sold into the secondary market. In the first quarter of 2003, the Corporation purchased a total of $7.7 million of residential mortgages from other financial institutions. Total consumer loans amounted to $134.3 million at March 31, 2003, an increase of $2.2 million from December 31, 2002.

Deposits - Total deposits amounted to $1.121 billion at March 31, 2003, up from the December 31, 2002 balance of $1.110 million. Demand deposits amounted to $169.6 million at March 31, 2003, up $12.1 million, or 7.7%, from December 31, 2002. Savings deposits amounted to $467.0 million at March 31, 2003, a decrease of $4.3 million from December 31, 2002. Time deposits increased $2.6 million from December 31, 2002 and amounted to $484.2 million at March 31, 2003.

Borrowings - The Corporation utilizes advances from the Federal Home Loan Bank as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs and to purchase securities. FHLB advances amounted to $544.4 million at March 31, 2003, compared to $480.1 million at December 31, 2002. In addition, other borrowings outstanding at March 31, 2003 amounted to $1.9 million, down $7.3 million from the December 31, 2002 balance of $9.2 million. The decrease in other borrowings was primarily due to a lower Treasury, Tax and Loan demand note balance.

For the three months ended March 31, 2003, net cash provided by operations amounted to $3.3 million, the majority of which was generated by net income. Proceeds from sales of loans in the first quarter of 2003 amounted to $49.4 million, while loans originated for sale amounted to $55.4 million. Net cash used in investing activities amounted to $70.4 million and was primarily used to purchase securities. Net cash provided by financing activities was $65.7 million, the majority of which was derived from FHLB advances. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

 (Dollars in thousands)                             March 31,      December 31,
                                                      2003             2002
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due             $2,094            $2,198
Nonaccrual loans less than 90 days past due            1,940             1,979
--------------------------------------------------------------------------------
Total nonaccrual loans                                 4,034             4,177
Other real estate owned                                    4                86
--------------------------------------------------------------------------------
Total nonperforming assets                            $4,038            $4,263
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans          .50%              .53%
Nonperforming assets as a percentage of total assets     .22%              .24%
Allowance for loan losses to nonaccrual loans         384.11            370.78%
Allowance for loan losses to total loans                1.91              1.95%

There were no accruing loans 90 days or more past due at March 31, 2003 and December 31, 2002.

Impaired loans consist of all nonaccrual commercial loans. At March 31, 2003, the recorded investment in impaired loans was $2.4 million, which had a related allowance amounting to $97 thousand. During the three months ended March 31, 2003, the average recorded investment in impaired loans was $2.6 million. Also during this period, interest income recognized on impaired loans amounted to approximately $47 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

 (Dollars in thousands)                             March 31,      December 31,
                                                      2003             2002
--------------------------------------------------------------------------------
Residential real estate                               $1,305            $1,202
Commercial:
   Mortgages                                           1,228             1,356
   Other                                               1,218             1,354
Consumer                                                 283               265
--------------------------------------------------------------------------------
Total nonaccrual loans                                $4,034            $4,177
--------------------------------------------------------------------------------

Capital Resources
Total equity capital increased $2.3 million during the first three months of 2003 and amounted to $131.0 million. This increase was principally attributable to a $2.8 million increase in earnings retention. (See the Consolidated Statement of Changes in Shareholders' Equity for additional information.)

The ratio of total equity to total assets amounted to 7.22% at March 31, 2003, compared to 7.37% at December 31, 2002. Book value per share as of March 31, 2003 and December 31, 2002 amounted to $10.02 and $9.87, respectively.

At March 31, 2003, the Corporation's Tier 1 risk-based capital ratio was 10.00% and the total risk-adjusted capital ratio was 11.41%. The Corporation's Tier 1 leverage ratio amounted to 5.59% at March 31, 2003. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at March 31, 2003 amounted to $2.0 million, representing $.15 per share payable on April 15, 2003, an increase of 7.1% over the $.14 per share declared in the fourth quarter of 2002. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Litigation
See the description of Litigation in Footnote 9 to the Consolidated Financial Statements in this quarterly report on Form 10-Q.

Recent Accounting Developments
In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and is effective for financial statements issued for all fiscal years beginning after June 15, 2002. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Opinion No. 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 for transition guidance and annual disclosure provisions. The Corporation has provided the disclosure required under SFAS No. 148 in Note 2 to the Consolidated Financial Statements.

On April 22, 2003, the FASB decided to require all companies to expense the value of employee stock options. It has also tenatively decided in principle to measure employee equity-based awards at their date of grant and will later decide the method for determining the cost of employee stock options, as well as the extent to which a final Statement on this matter will permit adjustments for actual forfeitures and actual performance outcomes, which will affect the amount of compensation cost recognized over the employee service period. The FASB plans to issue an exposure draft later this year, which could become effective in 2004. Until a new Statement is issued, the provisions of SFAS No. 123 and SFAS No. 148 remain in effect.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Most of the provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity and Liquidity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results that are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income for future periods. The simulation results are reviewed to determine whether the exposure of net interest income to changes in interest rates remains within established tolerance levels and to develop appropriate strategies to manage this exposure. The Corporation's interest rate risk modeling incorporates a wide range of interest rate scenarios, including both parallel rate shifts and changes in the shape of the yield curve of varying magnitudes in addition to those presented here. The following table presents the Corporation's estimated net interest income exposure as a percentage of net interest income for the first 12-month period, the subsequent 12-month period thereafter (months 13 - 24), and months 1-60, as of March 31, 2003. Interest rates are assumed to shift upward by 200 basis points or downward by 100 basis points. This asymmetric rate shift reflects the fact that interest rates are at extremely low levels and the likelihood of a 200 basis point decline is considered remote.


                                   Months 1 - 12   Months 13-24    Months 1 - 60
  ------------------------------------------------------------------------------

  200 basis point increase in rates    2.09%          -0.54%          -1.00%
  100 basis point decrease in rates   -2.47%          -6.78%          -6.95%

Since this simulation assumes the Corporation's balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the Corporation could implement in response to rate shifts, and should not be relied upon as a estimate of future net interest income.

For a complete discussion of interest rate sensitivity and liquidity, including simulation assumptions, see the Bancorp's Annual Report on Form 10-K for the year ended December 31, 2002.

The Corporation also monitors the potential change in market value of its available for sale debt securities using both rate shifts of up to 400 basis points and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of March 31, 2003, an immediate 200 basis point rise in rates would result in a 3.1% decline in the value of the Corporation's available for sale debt securities. Conversely, a 100 basis point fall in rates would result in a 0.8% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at March 31, 2003, including both debt and equity securities, was 2.6%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

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

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the date of this report, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief
Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Corporation regularly reviews its disclosure controls and procedures, including our internal controls and procedures for financial reporting, and may from time to time make changes aimed at enhancing their effectiveness and to ensure that our systems evolve with our business.

(b)      Changes in internal controls.

None.


PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

Read & Lundy Matter - In June 1999 a lawsuit was filed against First Bank and Trust Company ("First Bank") in Providence County (Rhode Island) Superior Court (the "Action") by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, "the Plaintiffs"). The original complaint alleged claims for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank's 1996 loan to a third party company. The Plaintiffs allege that the loan to the third party enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy's profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act. The Bank was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank.

The Plaintiffs had previously filed a suit in the same court in 1996 against the third party company and its founder. The Bank is not a party to this suit. In September 2001, judgment was entered against the third party company and its founder in favor of the Plaintiffs for approximately $1.6 million in compensatory and punitive damages, including pre-judgment interest.

The Plaintiffs contend in the Action that the Bank as an alleged co-conspirator of the third party company is liable for this entire amount, none of which has been collected from the third party company. The Plaintiffs are also seeking additional compensatory damages and other costs allegedly arising after the third party trial. Including interest, it is estimated that the amount of the claim against the Bank is approximately $2.0 million.

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has meritorious defenses in the Action. The Bank vigorously defended the Action and in December 2002 obtained a judgment in its favor and a dismissal of the Action on all counts by way of summary judgment motion. Plaintiffs appealed the judgment to the Rhode Island Supreme Court in December 2002. The appeal is pending. Because of the uncertainties surrounding the outcome of the appeal no assurance can be given that the litigation will be resolved in favor of the Bank. Management and legal counsel are unable to estimate the amount of loss, if any, that may be incurred with respect to this litigation. Consequently, no loss provision has been recorded.

A second claim ancillary to this litigation was brought by the Plaintiffs in March 2002 in connection with their suit against the third party company. The Bank has also been substituted for First Bank in these proceedings. In this matter, the Plaintiffs brought a motion seeking enforcement of a prejudgment writ of attachment obtained in 1997 by the Plaintiffs against funds held by First Bank as collateral for the loan to the third party company. First Bank had applied these funds as an offset to that loan in 1999. In August 2002, judgment against the Bank was rendered on this motion requiring the Bank to make the funds available for attachment by the Plaintiffs. This judgment is under appeal to the Rhode Island Supreme Court. During the quarter ended September 30, 2002, the Bank recorded a liability for the judgment award of $273 thousand in connection with this matter.

Kiepler Matter - On February 20, 2001, a suit was filed against the Bank in its capacity as trustee of the Walfred M. Nyman Trust (the "Nyman Trust") as well as Robert C. Nyman, Kenneth J. Nyman and Keith Johnson (the "Co-Defendants") in the United States District Court for the District of Rhode Island (the "District Court") by Beverly Kiepler ("Kiepler"), a beneficiary of the Nyman Trust. The claim is for damages which the Nyman Trust allegedly incurred as a result of the Bank's alleged failure to file suit against the Co-Defendants for their wrongful dilution of the stock value of Nyman Manufacturing Company ("Nyman Mfg."), an asset of the Nyman Trust. The amount of damages to the Nyman Trust caused by the alleged dilution was approximately $1.3 million, based on the number of shares of Nyman Mfg. that were held by the Nyman Trust. Kiepler has alleged that the Bank breached its fiduciary duty by failing to join a separate suit brought by Kiepler in 1998 in her individual capacity as a shareholder of Nyman Mfg., against the Co-Defendants.

In July 2002, the Bank, in its capacity as trustee of the Nyman Trust, filed a cross-claim in the District Court against the Co-Defendants for the above-described damages to the Nyman Trust. On April 16, 2003 the District Court awarded the Nyman Trust a judgment against the Co-Defendants in the amount of $1.3 million plus statutory interest of 12% per annum accruing since September 1997. The Bank, in its capacity as trustee of the Nyman Trust, is in the process of finalizing its judgment in the District Court and pursuing collection of same. The eventual outcome of this judgment may affect the outcome of the Keipler suit against the Bank. Further, the amount of the judgment may be affected by the outcome of a related suit to which the Bank is not a party. Notwithstanding the award granted to the Nyman Trust by the District Court, Keipler continues to move forward with her suit against the Bank.

This case is being vigorously contested by management. Management believes that the Bank did not breach its fiduciary duty and that the allegations by Kiepler are without merit. Because of the numerous uncertainties that surround the litigation, management and legal counsel are unable to estimate the amount of loss, if any, that the Bank may incur with respect to this litigation. Consequently, no loss provision for this lawsuit has been recorded.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
                Exhibit No.
                  10 Amended and Restated Short Term Incentive Plan Description 11 Statement re Computation of Per Share Earnings
                  15  Letter regarding unaudited interim financial information

     (b) On April 17, 2003, a Form 8-K, which reported the Corporation's earnings for the quarter ended March 31, 2003, was furnished to the securities and exchange commission.


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

                                    WASHINGTON TRUST BANCORP, INC.
                                    ------------------------------
                                             (Registrant)



May 14, 2003                        By:  John C. Warren
                                    --------------------------------------------
                                    John C. Warren
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)





May 14, 2003                        By:  David V. Devault
                                    --------------------------------------------
                                    David V. Devault
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)

                                 CERTIFICATIONS


I, John C. Warren, Chairman and Chief Executive Officer of Washington Trust Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q, for the quarterly period ended March 31, 2003, of Washington Trust Bancorp, Inc. (the "Registrant");

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


Date:  May 14, 2003                 By:  John C. Warren
                                    --------------------------------------------
                                    John C. Warren
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)

                                 CERTIFICATIONS


I, David V. Devault, Executive Vice President, Treasurer and Chief Financial Officer of Washington Trust Bancorp, Inc., certify that:

1. I have reviewed this quarterly report on Form 10-Q, for the quarterly period ended March 31, 2003, of Washington Trust Bancorp, Inc. (the "Registrant");

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


Date:  May 14, 2003                 By:  David V. Devault
                                    --------------------------------------------
                                    David V. Devault
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)