Form 10-Q
period 2003-06-30
WASHINGTON TRUST BANCORP INC
filed 2003-08-13
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the quarterly period ended JUNE 30, 2003 or

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

                                 (401) 348-1200
               (Registrant's telephone number,including area code)



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

The number of shares of common stock of the registrant outstanding as of July 31, 2003 was 13,125,503.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                       For The Quarter Ended June 30, 2003

                                TABLE OF CONTENTS


PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
       June 30, 2003 and December 31, 2002

Consolidated Statements of Income
       Three and Six Months Ended June 30, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity
       Six Months Ended June 30, 2003 and 2002

Consolidated Statements of Cash Flows
       Six Months Ended June 30, 2003 and 2002

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

PART I.                       FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

                                                      June 30,      December 31,
                                                        2003            2002
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                                $45,961          $39,298
Federal funds sold and other short-term investments     11,475           11,750
Mortgage loans held for sale                            11,212            4,566
Securities:
   Available for sale, at fair value                   621,172          553,556
   Held to maturity, at cost; fair value $232,374
     in 2003 and $250,446 in 2002                      225,729          242,277
--------------------------------------------------------------------------------
   Total securities                                    846,901          795,833

Federal Home Loan Bank stock, at cost                   28,668           24,582

Loans                                                  822,794          795,126
Less allowance for loan losses                          15,742           15,487
--------------------------------------------------------------------------------
   Net loans                                           807,052          779,639

Premises and equipment, net                             25,521           24,415
Accrued interest receivable                              8,059            7,773
Goodwill and other intangibles                          24,903           25,260
Other assets                                            29,660           32,545
--------------------------------------------------------------------------------
   Total assets                                     $1,839,412       $1,745,661
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                             $183,785         $157,539
   Savings                                             482,876          471,354
   Time                                                469,543          481,600
--------------------------------------------------------------------------------
   Total deposits                                    1,136,204        1,110,493

Dividends payable                                        1,968            1,825
Federal Home Loan Bank advances                        543,878          480,080
Other borrowings                                         7,513            9,183
Accrued expenses and other liabilities                  14,658           15,359
--------------------------------------------------------------------------------
   Total liabilities                                 1,704,221        1,616,940
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares; issued 13,121,321 shares
   in 2003 and 13,086,795 in 2002                          820              818
Paid-in capital                                         28,865           28,767
Retained earnings                                       96,111           90,717
Unamortized employee restricted stock                      (16)             (24)
Accumulated other comprehensive income                   9,533            9,294
Treasury stock, at cost; 6,243 shares in 2003
   and 44,361 in 2002                                     (122)            (851)
--------------------------------------------------------------------------------
   Total shareholders' equity                          135,191          128,721
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity       $1,839,412       $1,745,661
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                  (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                                           except per share amounts)

                                                                                             (Unaudited)
                                                                               Three Months              Six Months
Periods ended June 30,                                                       2003         2002        2003        2002
-----------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                             $12,853       $12,823    $25,499      $23,804
   Interest on securities                                                   8,333         9,307     16,888       17,495
   Dividends on corporate stock and Federal Home Loan Bank stock              531           497      1,018          980
   Interest on federal funds sold and other short-term investments             39            46         76          108
------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                   21,756        22,673     43,481       42,387
------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                                           880         1,182      1,830        2,153
   Time deposits                                                            3,799         4,340      7,733        8,463
   Federal Home Loan Bank advances                                          4,777         5,510      9,670       10,729
   Other                                                                       18            20         37           37
------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                   9,474        11,052     19,270       21,382
------------------------------------------------------------------------------------------------------------------------

Net interest income                                                        12,282        11,621     24,211       21,005
Provision for loan losses                                                     160           100        260          200
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                        12,122        11,521     23,951       20,805
------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Trust and investment management                                          2,744         2,667      5,277        5,232
   Service charges on deposit accounts                                      1,348           975      2,448        1,802
   Net gains on loan sales                                                  1,441           398      2,679          914
   Merchant processing fees                                                   862           776      1,319        1,222
   Income from bank-owned life insurance                                      263           285        547          573
   Net realized gains on securities                                           400           381        630          672
   Other income                                                               297           303        488          598
------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                 7,355         5,785     13,388       11,013
------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Salaries and employee benefits                                           6,619         6,008     13,153       11,583
   Net occupancy                                                              736           670      1,498        1,295
   Equipment                                                                  837           798      1,674        1,583
   Merchant processing costs                                                  683           614      1,045          971
   Legal, audit and professional fees                                         281           221        586          394
   Advertising and promotion                                                  542           436        812          676
   Outsourced services                                                        325           267        696          528
   Debt prepayment penalties                                                  941             -        941            -
   Amortization of intangibles                                                179           189        359          221
   Acquisition related expenses                                                 -           605          -          605
   Other                                                                    1,705         1,666      3,062        2,782
------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                               12,848        11,474     23,826       20,638
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                  6,629         5,832     13,513       11,180
Income tax expense                                                          2,055         1,808      4,189        3,412
------------------------------------------------------------------------------------------------------------------------
   Net income                                                              $4,574        $4,024     $9,324       $7,768
------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - basic                              13,089.4      12,858.7   13,074.4     12,434.1
Weighted average shares outstanding - diluted                            13,304.9      13,065.1   13,265.2     12,622.4
Per share information:
   Basic earnings per share                                                  $.35          $.31       $.71         $.62
   Diluted earnings per share                                                $.34          $.31       $.70         $.62
   Cash dividends declared per share                                         $.15          $.14       $.30         $.28

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                              (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



(Unaudited)
                                                                           Unamortized     Accumulated
                                                                            Employee          Other
                                     Common       Paid-in      Retained    Restricted     Comprehensive     Treasury
Six months ended June 30,             Stock       Capital      Earnings       Stock           Income         Stock       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002            $754          $10,696     $81,114            $-         $6,416         $(1,043)    $97,937
Net income                                                        7,768                                                    7,768
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                                          2,426                       2,426
   Reclassification adjustments                                                                 (659)                       (659)
                                                                                                                      ------------
Comprehensive income                                                                                                       9,535
Cash dividends declared                                          (3,504)                                                  (3,504)
Shares issued                                          (153)                                                     420         267
Shares issued for acquisition           64           18,255                                                               18,319
Shares repurchased                                                                                              (536)       (536)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2002              $818          $28,798     $85,378            $-         $8,183         $(1,159)   $122,018
----------------------------------------------------------------------------------------------------------------------------------



Balance at January 1, 2003            $818          $28,767     $90,717          $(24)        $9,294           $(851)   $128,721
Net income                                                        9,324                                                    9,324
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                                            649                         649
   Reclassification adjustments                                                                 (410)                       (410)
                                                                                                                      ------------
Comprehensive income                                                                                                       9,563
Cash dividends declared                                          (3,930)                                                  (3,930)
Amortization of employee restricted                                                 8                                          8
stock
Shares issued                            2               98                                                      851         951
Shares repurchased                                                                                              (122)       (122)
----------------------------------------------------------------------------------------------------------------------------------

Balance at June 30, 2003              $820          $28,865     $96,111          $(16)        $9,533           $(122)   $135,191
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
Six months ended June 30,                               2003             2002
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                          $9,324            $7,768
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                            260               200
     Depreciation of premises and equipment             1,560             1,459
     Amortization of premium in excess of accretion
       of discount on debt securities                   2,352               508
     Increase in bank-owned life insurance cash
       surrender value                                   (547)             (573)
     Net amortization of intangibles                      359               221
     Net realized gains on securities                    (630)             (672)
     Net gains on loan sales                           (2,679)             (914)
     Proceeds from sales of loans                     107,256            39,297
     Loans originated for sale                       (111,759)          (32,740)
     Increase in accrued interest receivable             (286)             (437)
     Decrease (increase) in other assets                  904              (270)
     Decrease in accrued expenses and
       other liabilities                                 (701)           (2,362)
     Other, net                                           237               121
--------------------------------------------------------------------------------
   Net cash provided by operating activities            5,650            11,606
--------------------------------------------------------------------------------

Cash flows from investing activities:
   Securities available for sale:
     Purchases                                       (273,701)         (145,737)
     Proceeds from sales                               42,858            28,603
     Maturities and principal repayments              165,431            76,505
   Securities held to maturity:
     Purchases                                        (62,347)          (84,828)
     Maturities and principal repayments               77,974            29,189
   Purchase of Federal Home Loan Bank stock            (4,086)                -
   Principal collected on loans under
     loan originations                                (20,012)          (22,175)
   Purchases of loans                                  (7,661)                -
   Proceeds from sales of other real estate owned         134                13
   Purchases of premises and equipment                 (2,667)           (1,293)
   Cash acquired, net of payment made for acquisition       -            34,506
--------------------------------------------------------------------------------
   Net cash used in investing activities              (84,077)          (85,217)
--------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in deposits                            25,860           103,054
   Net (decrease) increase in other borrowings         (1,670)            1,719
   Proceeds from Federal Home Loan Bank advances      675,441           366,000
   Repayment of Federal Home Loan Bank advances      (611,548)         (387,007)
   Purchase of treasury stock                            (122)             (536)
   Net effect of common stock transactions                633               181
   Issuance of restricted stock, net of amortization        8                 -
   Cash dividends paid                                 (3,787)           (3,249)
--------------------------------------------------------------------------------
   Net cash provided by financing activities           84,815            80,162
--------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents            6,388             6,551
   Cash and cash equivalents at beginning of year      51,048            50,899
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period         $57,436           $57,450
--------------------------------------------------------------------------------

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                             (Unaudited)
Six months ended June 30,                               2003             2002
--------------------------------------------------------------------------------
Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate
     owned (OREO)                                        $253               $ -
   Loans charged off                                      122               209
   Loans made to facilitate the sale of other real
     estate owned                                         322                 -
   Increase in unrealized gain on securities
     available for sale, net of tax                      (239)            1,767
   Increase in paid-in capital resulting from tax
     benefits on stock option exercises                   318                86

In conjunction with the April 16, 2002 acquisition of First Financial Corp., assets were acquired and liabilities were assumed as follows:
   Fair value of assets acquired                           $-          $204,807
   Less liabilities assumed                                 -           166,753

Supplemental Disclosures:
   Interest payments                                  $19,587           $21,218
   Income tax payments, net                             4,234             4,600



The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Bancorp") and its wholly owned subsidiary, The Washington Trust Company (the "Bank" or "Subsidiary") (together, the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation's financial position as of June 30, 2003 and December 31, 2002 and the results of operations and cash flows for the interim periods presented.

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

      (Dollars in thousands, except per share amounts)

      Six months ended June 30,                           2003            2002
      --------------------------------------------------------------------------
      Net income                             As reported $9,324          $7,768
      Less:
           Total stock-based compensation
           determined under fair value
           method for all awards, net of tax               (449)           (671)
      --------------------------------------------------------------------------
                                               Pro forma $8,875          $7,097

      Basic earnings per share               As reported   $.71            $.62
                                               Pro forma   $.68            $.57

      Diluted earnings per share             As reported   $.70            $.62
                                               Pro forma   $.67            $.56


There were 231,755 and 206,610 options granted for the six-month periods ended June 30, 2003 and 2002, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

(3) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)                                 Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
June 30, 2003
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 89,837          $ 2,576            $  (7)         $ 92,406
Mortgage-backed securities                               414,002            7,075             (669)          420,408
Corporate bonds                                           79,442            2,345           (1,529)           80,258
Corporate stocks                                          23,140            5,824             (864)           28,100
---------------------------------------------------------------------------------------------------------------------
Total                                                    606,421           17,820           (3,069)          621,172
---------------------------------------------------------------------------------------------------------------------
December 31, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   74,852            3,121                -            77,973
Mortgage-backed securities                               378,162            8,830             (245)          386,747
Corporate bonds                                           67,018            1,386           (1,969)           66,435
Corporate stocks                                          19,077            4,459           (1,135)           22,401
---------------------------------------------------------------------------------------------------------------------
Total                                                   $539,109          $17,796          $(3,349)         $553,556
---------------------------------------------------------------------------------------------------------------------

For the six months ended June 30, 2003, proceeds from sales of securities available for sale amounted to $42.9 million while net realized gains on these sales amounted to $630 thousand.

Securities held to maturity are summarized as follows:

(Dollars in thousands)                                Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
June 30, 2003
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  $ 8,000             $105            $  -            $ 8,105
Mortgage-backed securities                               201,594            5,653             (11)           207,236
States and political subdivisions                         16,135              898               -             17,033
---------------------------------------------------------------------------------------------------------------------
Total                                                    225,729            6,656             (11)           232,374
---------------------------------------------------------------------------------------------------------------------
December 31, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                    3,000               13              -               3,013
Mortgage-backed securities                               220,711            7,199              -             227,910
States and political subdivisions                         18,566              957              -              19,523
---------------------------------------------------------------------------------------------------------------------
Total                                                   $242,277           $8,169           $  -            $250,446
---------------------------------------------------------------------------------------------------------------------

There were no sales of securities held to maturity during the six months ended June 30, 2003.

Securities available for sale and held to maturity with a fair value of $549.6 million and $559.7 million were pledged in compliance with state regulations
concerning   trust  powers  and  to  secure  Treasury  Tax  and  Loan  deposits, borrowings, and public deposits at June 30, 2003 and December 31, 2002, respectively. In addition, securities available for sale and held to maturity with a fair value of $24.9 million and $27.6 million were collateralized for the discount window at the Federal Reserve Bank at June 30, 2003 and December 31, 2002, respectively. There were no borrowings with the Federal Reserve Bank at either date.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

At June 30, 2003, securities available for sale with a fair value of $2.7 million were designated in a rabbi trust for a nonqualified retirement plan. At December 31, 2002, assets with a carrying value of $2.8 million were designated for this purpose and were classified in Other Assets in the Corporation's Consolidated Balance Sheet.

(4) Loan Portfolio The following is a summary of loans:

(Dollars in thousands)                              June 30,        December 31,
                                                      2003              2002
--------------------------------------------------------------------------------
Commercial:
    Mortgages (1)                                   $206,256           $197,814
    Construction and development (2)                  15,334             10,337
    Other (3)                                        173,203            174,018
--------------------------------------------------------------------------------
Total commercial                                     394,793            382,169

Residential real estate:
    Mortgages (4)                                    271,880            269,548
    Homeowner construction                            12,741             11,338
--------------------------------------------------------------------------------
Total residential real estate                        284,621            280,886

Consumer
    Home equity lines                                 96,404             81,503
    Other                                             46,976             50,568
--------------------------------------------------------------------------------
Total consumer                                       143,380            132,071
--------------------------------------------------------------------------------
    Total loans (5)                                 $822,794           $795,126
--------------------------------------------------------------------------------

(1)  Amortizing mortgages, primarily secured by income producing property.
(2) Loans for construction of residential and commercial properties and for land development.
(3) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(4) A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 8 for additional discussion of FHLB borrowings).
(5) Net of $742 thousand and $478 thousand of unearned income and unamortized loan origination and other fees net of costs at June 30, 2003 and December 31, 2002, respectively. Includes $1.2 million and $1.1 million of net purchased premium at June 30, 2003 and December 31, 2002, respectively.

(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
                                        Three Months             Six Months
                                   ---------------------------------------------
Periods ended June 30,                2003        2002        2003        2002
--------------------------------------------------------------------------------
Balance at beginning of period      $15,495     $13,665     $15,487     $13,593
Allowance on acquired loans               -       1,829           -       1,829
Provision charged to expense            160         100         260         200
Recoveries of loans previously
  charged off                           108          24         117          53
Loans charged off                       (21)       (152)       (122)       (209)
--------------------------------------------------------------------------------
Balance at end of period            $15,742     $15,466     $15,742     $15,466
--------------------------------------------------------------------------------

(6) Goodwill and other intangibles
The second quarter 2002 acquisition of First Financial Corp. resulted in the recording of goodwill of $22.6 million. In accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill acquired in business combinations after June 30, 2001 will not be amortized. Goodwill and intangible assets are reviewed for impairment, based on their fair values, at least annually.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

At June 30, 2003 and December 31, 2002, the Corporation had other intangible assets with carrying values of $2.3 million and $2.7 million, respectively. In conjunction with the 2002 First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million with an average useful life of ten years. Amortization expense associated with these other intangible assets, amounted to $179 thousand and $189 thousand for the second quarter of 2003 and 2002, respectively. Comparable amounts for the six months ended June 30, 2003 and 2002 were $359 thousand and $221 thousand, respectively.

The changes in the carrying value of goodwill and other intangible assets for the six months ended June 30, 2003 are as follows:

(Dollars in thousands)                                                  Core Deposit         Other             Total
                                                       Goodwill         Intangibles       Intangibles       Intangibles
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                              $22,588           $2,009             $663            $25,260
Recorded during the period                                    2                -                -                  2
Amortization expense                                          -             (217)            (142)              (359)
Impairment recognized                                         -                -                -                  -
----------------------------------------------------------------------------------------------------------------------
Balance June 30, 2003                                   $22,590           $1,792             $521            $24,903
----------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
                                  Core Deposit         Other            Total
Estimated amortization expense    Intangibles       Intangibles      Intangibles
--------------------------------------------------------------------------------

July 1 through December 31, 2003        $218             $142               $360
2004                                     359              284                643
2005                                     303               95                398
2006                                     262                -                262
2007                                     140                -                140

The components of intangible assets as of June 30, 2003 are as follows:

(Dollars in thousands)
                                  Gross Carrying     Accumulated    Net Carrying
Intangible assets                     Amount        Amortization       Amount
--------------------------------------------------------------------------------

Core deposit intangibles              $3,096           $1,304             $1,792
Other intangibles                        852              331                521
--------------------------------------------------------------------------------
Total                                 $3,948           $1,635             $2,313
--------------------------------------------------------------------------------

(7) Derivative Financial Instruments
The Corporation recognizes commitments to originate and commitments to sell fixed rate mortgage loans as derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At June 30, 2003 and December 31, 2002, the carrying value of these commitments amounted to $(26) thousand and $(45) thousand, respectively. Changes in fair value are recorded in current earnings and amounted to $48 thousand and $2 thousand of appreciation in value for the three months ended June 30, 2003 and 2002, respectively. Included in earnings for the six months ended June 30, 2003 and 2002, was $108 thousand of appreciation and $(95) thousand of depreciation in value, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

(8) Borrowings
Federal Home Loan Bank ("FHLB") advances outstanding are summarized below:

(Dollars in thousands)                              June 30,        December 31,
                                                      2003              2002
--------------------------------------------------------------------------------

FHLB advances                                       $543,878          $480,080
--------------------------------------------------------------------------------

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at June 30, 2003 and December 31, 2002. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances ("FHLB borrowings"). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to secure FHLB borrowings at June 30, 2003 and December 31, 2002. Included in the collateral were securities available for sale and held to maturity with a fair value of $533.2 million and $540.0 million that were specifically pledged to secure FHLB borrowings at June 30, 2003 and December 31, 2002, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

The following is a summary of other borrowings:

(Dollars in thousands)                              June 30,        December 31,
                                                      2003              2002
--------------------------------------------------------------------------------

Treasury, Tax and Loan demand note balance            $6,711            $8,283
Other                                                    802               900
--------------------------------------------------------------------------------

Other borrowings                                      $7,513            $9,183
--------------------------------------------------------------------------------

(9) Litigation
Read & Lundy Matter - In June 1999 a lawsuit was filed against First Bank and Trust Company ("First Bank") in Providence County, Rhode Island Superior Court (the "Action") by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, "the Plaintiffs"). The original complaint alleged claims for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank's 1996 loan to a third party company. The Plaintiffs allege that the loan to the third party enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy's profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act. The Bank was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank.

The Plaintiffs had previously filed a suit in the same court in 1996 against the third party company and its founder. The Bank is not a party to this suit. In September 2001, judgment was entered against the third party company and its founder in favor of the Plaintiffs for approximately $1.6 million in compensatory and punitive damages, including pre-judgment interest.

The Plaintiffs contend in the Action that the Bank, as an alleged co-conspirator of the third party company, is liable for this entire amount, none of which has been collected from the third party company. The Plaintiffs are also seeking additional compensatory damages and other costs allegedly arising after the third party trial. Including interest, it is estimated that the amount of the claim against the Bank is approximately $2.0 million.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

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

Kiepler Matter - On February 20, 2001, a suit was filed against the Bank in its capacity as trustee of the Walfred M. Nyman Trust (the "Nyman Trust") as well as Robert C. Nyman, Kenneth J. Nyman and Keith Johnson (the "Co-Defendants") in the United States District Court for the District of Rhode Island (the "District Court") by Beverly Kiepler ("Kiepler"), a beneficiary of the Nyman Trust. The claim is for damages, which the Nyman Trust allegedly incurred as a result of the Bank's alleged failure to file suit against the Co-Defendants for their wrongful dilution of the stock value of Nyman Manufacturing Company ("Nyman Mfg."), an asset of the Nyman Trust.

In July 2002, the Bank, in its capacity as trustee of the Nyman Trust, filed a cross-claim in the District Court against the Co-Defendants for the above-described damages to the Nyman Trust. On April 16, 2003 the District Court awarded the Nyman Trust a judgment against the Co-Defendants.

Washington Trust expects to finalize an agreement among all parties to the suit and the related cross-claim in settlement of these matters. The terms of the settlement agreement have been approved by the Superior Court of Washington County, Rhode Island, which has statutory jurisdiction over the administration of trusts. Management expects the suit and cross-claim to be dismissed shortly. The settlement will not result in any loss to the Bank.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and subsidiaries at June 30, 2003 and for the six month periods ended June 30, 2003 and 2002, KPMG LLP has made a review (based on the procedures adopted by the American Institute of Certified Public Accountants) and not an audit, set forth in their separate report dated August 13, 2003 appearing on page 14. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.


INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of June 30, 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month and six-month periods ended June 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated January 14, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2002, is fairly stated, in all material respects.

KPMG LLP

Providence, Rhode Island
August 13, 2003

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

Recent Events
In April 2003, the Corporation opened its sixteenth branch office located in Warwick, Rhode Island. The opening of this branch expanded the Bank's market area into Kent County.

Results of Operations
The Corporation reported net income of $4.6 million for the three months ended June 30, 2003, up 13.7% from the $4.0 million reported for the second quarter of 2002. On a diluted earnings per share basis, the Corporation earned $.34 per diluted share for the three months ended June 30, 2003, compared to $.31 per diluted share for the second quarter of 2002. Net income for the six months ended June 30, 2003 amounted to $9.3 million, or $.70 per diluted share, as compared to $7.8 million, or $.62 per diluted share, for the same period in 2002.

In June 2003, the Corporation incurred an after tax charge of $649 thousand, or $.05 per diluted share, related to the prepayment of certain higher interest rate FHLB advances. In the second quarter of 2002, the Corporation recorded merger related charges of $417 thousand after tax, or $.03 per diluted share, in connection with the acquisition of First Financial Corp.

The return on average assets and average equity for the three months ended June 30, 2003 were 1.01% and 13.57%, compared to 1.03% and 13.68%, respectively, for the three months ended June 30, 2002. The return on average assets for the six months ended June 30, 2003 was similar to that of the same period a year ago, 1.04% as compared to 1.07%, while the return on average equity declined to 14.06% for the six months ended June 30, 2003, as compared to 14.27% for the same period last year.

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) for the second quarter of 2003 increased by 5.7% to $12.3 million from the second quarter of 2002. Net interest income for the six months ended June 30, 2003 amounted to $24.2 million, up by 15.3% from the $21.0 million reported for the corresponding period in 2002, largely due to the April 2002 acquisition of First Financial Corp. The increase in net interest income was due to earning asset growth, however net interest income was adversely affected by a decline in the net interest margin. For the six months ended June 30, 2003, average-earning assets increased $318.8 million, or 23.4%, compared to the same period last year. The net interest margin for the first six months of 2003 amounted to 2.97%, down 22 basis points from the 3.19% reported for the same period a year ago. The net interest margin has been affected by the significant decline in market interest rates and reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. (See additional discussion under the caption "Net Interest Income.")

The Corporation's provision for loan losses amounted to $160 thousand and $100 thousand in the second quarter of 2003 and 2002, respectively. The year to date 2003 provision was $260 thousand, compared to last year's amount of $200 thousand. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses increased from $15.5 million at December 31, 2002 to $15.7 million at June 30, 2003 due to the year to date 2003 provision and recoveries, net of charge-offs. The Corporation's ratio of the allowance for loan losses to total loans decreased from 1.95% at December 31, 2002 to 1.91% at June 30, 2003.

Other noninterest income (noninterest income excluding net realized gains on securities) amounted to $7.0 million for the quarter ended June 30, 2003, up by 28.7% from the $5.4 million reported for the second quarter of 2002. For the six months ended June 30, 2003, noninterest income amounted to $12.8 million, an increase of 23.4% from the comparable 2002 amount of $10.3 million.

The growth in noninterest income was mainly attributable to increases in gains on loan sales and service charges on deposits. For the first six months of 2003, gains on loan sales totaled $2.7 million, up $1.8 million from the same period in 2002. As a result of the decline in interest rates, the Corporation has experienced heavy residential mortgage activity, predominately refinancing, which increased the amount of loans sold into the secondary market. The Corporation expects this activity to remain strong during the third quarter of 2003, however this level of activity may not be sustainable in future periods. In addition to selling residential mortgage loans, the Corporation sells the guaranteed portion of SBA loan originations. Included in gains on loan sales for the first six months of 2003 and 2002 are approximately $181 thousand and $80 thousand, respectively, in gains on sales of SBA loans. For the six months ended June 30, 2003, service charges on deposit accounts amounted to $2.4 million, up $646 thousand, or 35.8%, from the corresponding period a year ago. Growth in deposits and changes in the fee structure of various deposit products were contributing factors in the increase. Revenue from trust and investment management services continues to be the largest component of noninterest income. Trust and investment management income, which is closely tied to the performance of the financial markets, totaled $5.3 million for the six months ended June 30, 2003, essentially unchanged from the amount reported for the corresponding period in 2002. Revenue growth has slowed reflecting the financial market declines. The market value of trust and investment management assets under administration amounted to $1.576 billion and $1.524 billion at June 30, 2003 and December 31, 2002, respectively.

The Corporation recognized net realized securities gains amounting to $400 thousand and $381 thousand in the second quarter of 2003 and 2002, respectively, related to annual contributions of appreciated equity securities to the Corporation's charitable foundation. The costs associated with the contributions amounted to $433 thousand and $403 thousand and were included in other noninterest expenses in the second quarter of 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, net realized gains on securities totaled $630 thousand and $672 thousand, respectively.

For the second quarter of 2003, total noninterest expense amounted to $12.8 million, up $1.4 million from the amount reported for the second quarter of 2002. For the six months ended June 30, 2003, noninterest expenses amounted to $23.8 million, up $3.2 million from the comparable 2002 amount. Included in noninterest expenses in the second quarter of 2003 were $941 thousand in prepayment penalty charges associated with the prepayment of certain FHLB advances totaling $23 million. The prepayment of certain higher interest rate borrowings was consummated in June 2003 to reduce future funding costs. The Corporation expects that this debt restructuring will result in future interest expense savings of approximately $510 thousand on an annualized basis over the remaining term of the prepaid debt. Included in the second quarter of 2002 were $605 thousand of acquisition costs incurred in connection with acquisition of First Financial Corp. Exclusive of the debt prepayment penalties in 2003 and the acquisition costs in 2002, the increase in noninterest expenses was primarily due to normal growth and higher operating costs resulting from the acquisition of First Financial Corp. Salaries and benefits, the largest component of total noninterest expense, amounted to $13.2 million for the six months ended June 30, 2003, compared to the $11.6 million reported for the first six months of 2002.

Income tax expense amounted to $4.2 million and $3.4 million for the six months ended June 30, 2003 and 2002, respectively. The Corporation's effective tax rate for the first six months of 2003 was 31.0%, compared to 30.5% for the corresponding 2002 period.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the six months ended June 30, 2003 amounted to $24.7 million, up $3.2 million, or 14.8%, from the same 2002 period. This increase in net interest income was largely due to the April 2002 acquisition of First Financial Corp. For the six months ended June 30, 2003, average interest-earning assets amounted to $1.679 billion, up $318.8 million, or 23.4%, compared to the same period last year, of which approximately $178.5 million related to the acquisition of First Financial Corp.

The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the six months ended June 30, 2003 and 2002 were 2.97% and 3.19%, respectively. The net interest margin has been affected by the significant decline in market interest rates and reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. The interest rate spread decreased 10 basis points to 2.67% for the six months ended June 30, 2003. The yield on total interest-earnings assets declined 108 basis points to 5.28%, while the cost of interest-bearing liabilities decreased 98 basis points to 2.61%.

The yield on average total loans amounted to 6.27% for the six months ended June 30, 2003, down 107 basis points from 7.34% for the comparable 2002 period. This decline is primarily due to lower marginal yields on floating and adjustable rate loans for the six months of 2003 as compared to the prior year period and a decline in yields on new loan originations. Average loans for the six months ended June 30, 2003 amounted to $822.7 million, an increase of $166.3 million compared to the same period last year, of which approximately $115.3 million related to the April 2002 First Financial Corp. acquisition. Average commercial loans rose 29.0% to $392.8 million while the yield on commercial loans declined 93 basis points to 6.96%. Included in interest income on commercial loans for the six months ended June 30, 2002, was $229 thousand of depreciation in value of the interest rate floor contract that was terminated in May 2002. Average residential real estate loans amounted to $294.4 million, up 23.9% from the prior year level. The yield on residential real estate loans decreased 124 basis points from the prior year period, amounting to 5.95%. Average consumer loans rose 18.5% over the prior year and amounted to $135.5 million. The yield on consumer loans decreased 122 basis points from the prior year to 4.95%, mainly due to a decline in yield on home equity loans.

Total average investments rose $152.5 million, or 21.7%, over the comparable prior year period mainly due to purchases of taxable debt securities. The FTE rate of return on investments was 4.33% for the six months ended June 30, 2003, compared to 5.44% for the same 2002 period. The decrease in yields on investments reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on reinvestment of cash flows in 2003 relative to the prior year.

Average interest-bearing liabilities increased $287.3 million, or 23.9%, to $1.490 billion at June 30, 2003, of which approximately $162.9 million related to the April 2002 First Financial acquisition. The increase in average interest-bearing liabilities was mainly due to growth in deposits. Due to lower rates paid on both borrowed funds and deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 2.61% for the six months ended June 30, 2003, down from 3.59% for the comparable 2002 period.

Average savings deposits for the six months ended June 30, 2003 increased $123.5 million, or 36.1%, to $466.1 million from the comparable 2002 amount. The rate paid on savings deposits for the first six months of 2003 was 0.79%, compared to 1.27% for the same 2002 period. Average time deposits increased $55.1 million to $480.5 million with a decrease of 76 basis points in the rate paid. For the six months ended June 30, 2003, average demand deposits, an interest-free funding source, were up by $27.9 million, or 21.0%, from the same prior year period. Average FHLB advances for the six months ended June 30, 2003 amounted to $541.0 million, up from the comparable 2002 amount of $431.2 million. The average rate paid on FHLB advances for the six months ended June 30, 2003 was 3.60%, a decrease of 142 basis points from the prior year rate.

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

Six months ended June 30,                                   2003                                2002
-------------------------------------------- ------------------------------------ ----------------------------------
                                           Average                     Yield/     Average                     Yield/
(Dollars in thousands)                     Balance      Interest       Rate       Balance      Interest       Rate
---------------------------------------- ------------- ----------- ----------- -------------- ----------- ----------
Assets:
Residential real estate loans              $294,391       $8,686       5.95%      $237,551      $8,467        7.19%
Commercial and other loans                  392,774       13,564       6.96%       304,534      11,922        7.89%
Consumer loans                              135,503        3,328       4.95%       114,323       3,496        6.17%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              822,668       25,578       6.27%       656,408      23,885        7.34%
Federal funds sold and other
  short-term investments                     15,198           76       1.00%        13,233         108        1.64%
Taxable debt securities                     774,624       16,535       4.30%       628,022      17,077        5.48%
Nontaxable debt securities                   16,796          542       6.51%        19,908         644        6.53%
Corporate stocks and FHLB stock              49,920        1,235       4.99%        42,871       1,180        5.55%
--------------------------------------------------------------------------------------------------------------------
   Total investments                        856,538       18,388       4.33%       704,034      19,009        5.44%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,679,206       43,966       5.28%     1,360,442      42,894        6.36%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                 119,808                                 95,475
--------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,799,014                             $1,455,917
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Savings deposits                           $466,102       $1,830       0.79%      $342,591      $2,153        1.27%
Time deposits                               480,509        7,733       3.25%       425,452       8,463        4.01%
FHLB advances                               540,975        9,670       3.60%       431,161      10,729        5.02%
Other                                         2,336           37       3.25%         3,393          37        2.22%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities     1,489,922       19,270       2.61%     1,202,597      21,382        3.59%
Demand deposits                             161,078                                133,150
Non interest-bearing liabilities             15,342                                 11,303
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,666,342                              1,347,050
Total shareholders' equity                  132,672                                108,867
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,799,014                             $1,455,917
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $24,696                               $21,512
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    2.67%                                  2.77%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    2.97%                                  3.19%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,                             2003              2002
--------------------------------------------------------------------------------
Commercial and other loans                             $79               $81
Nontaxable debt securities                             189               225
Corporate stocks                                       217               201

Financial Condition and Liquidity
Total assets rose from $1.746 billion at December 31, 2002 to $1.839 billion at June 30, 2003. Average assets totaled $1.799 billion for the six months ended June 30, 2003, up 23.6% over the comparable 2002 period. (See additional discussion under the caption "Net Interest Income").

Securities Available for Sale - The carrying value of securities available for sale at June 30, 2003 amounted to $621.2 million, an increase of 12.2% from the December 31, 2002 balance of $553.6 million. This increase was mainly due to purchases of mortgage-backed securities, corporate bonds and U.S. government agency securities. The net unrealized gains on securities available for sale amounted to $14.8 million at June 30, 2003 and $14.4 million at December 31, 2002.

Securities Held to Maturity - Primarily as a result of principal paydowns on mortgage-backed securities, the carrying value of securities held to maturity decreased 6.8% from $242.3 million at December 31, 2002 to $225.7 million at June 30, 2003. The net unrealized gain on securities held to maturity amounted to $6.6 million at June 30, 2003, compared to $8.2 million at December 31, 2002.

Loans - In the first six months of 2003, total loans increased $27.7 million to $822.8 million at June 30, 2003. Commercial loans amounted to $394.8 million at June 30, 2003, up $12.6 million, or 3.3%, from $382.2 million at December 31, 2002. Total consumer loans amounted to $143.4 million at June 30, 2003, an increase of $11.3 million, or 8.6%, from December 31, 2002 primarily due to growth in home equity lines. As of June 30, 2003, total residential real estate loans amounted to $284.6 million, up $3.7 million from the balance of $280.9 million at December 31, 2002. Residential real estate loans were impacted by the refinancing of fixed rate residential loans being sold into the secondary market. In 2003, the Corporation purchased a total of $7.7 million of residential mortgages from other financial institutions.

Deposits - Total deposits amounted to $1.136 billion at June 30, 2003, up $25.7 million from the December 31, 2002 balance of $1.110 billion, due in part to the new Warwick branch that opened in April 2003. Demand deposits rose $26.3 million, or 16.7%, in the first six months of 2003 and totaled $183.8 million at June 30, 2003. Savings deposits increased $11.5 million from December 31, 2002 and amounted to $482.9 million at June 30, 2003. Time deposits amounted to $469.5 million at June 30, 2003, down from the December 31, 2002 balance of $481.6 million.

Borrowings - The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs and to purchase securities. In the six months ended June 30, 2003, FHLB advances increased $63.8 million to $543.9 million at June 30, 2003. Other borrowings outstanding at June 30, 2003 amounted to $7.5 million, down $1.7 million from the December 31, 2002 balance of $9.2 million. The decrease in other borrowings was primarily due to a lower Treasury, Tax and Loan demand note balance.

For the six months ended June 30, 2003, net cash provided by operations amounted to $5.65 million, the majority of which was generated by net income. Proceeds from sales of loans in the first six months of 2003 amounted to $107.3 million, while loans originated for sale amounted to $111.8 million. Net cash used in investing activities amounted to $84.1 million and was primarily used to purchase securities. Net cash provided by financing activities was $84.8 million, the majority of which was derived from FHLB advances. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

 (Dollars in thousands)                            June 30,         December 31,
                                                     2003               2002
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due            $1,573            $2,198
Nonaccrual loans less than 90 days past due           1,557             1,979
--------------------------------------------------------------------------------
Total nonaccrual loans                                3,130             4,177
Other real estate owned                                  10                86
--------------------------------------------------------------------------------
Total nonperforming assets                           $3,140            $4,263
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans        .38%              .53%
Nonperforming assets as a percentage of total assets   .17%              .24%
Allowance for loan losses to nonaccrual loans       502.94%           370.78%
Allowance for loan losses to total loans              1.91%             1.95%

There were no accruing loans 90 days or more past due at June 30, 2003 and December 31, 2002.

Impaired loans consist of all nonaccrual commercial loans. At June 30, 2003, the recorded investment in impaired loans was $2.2 million, which had a related allowance amounting to $194 thousand. During the six months ended June 30, 2003, the average recorded investment in impaired loans was $2.5 million. Also during this period, interest income recognized on impaired loans amounted to approximately $90 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

  (Dollars in thousands)                           June 30,         December 31,
                                                     2003               2002
--------------------------------------------------------------------------------
Residential real estate                                $538            $1,202
Commercial:
   Mortgages                                          1,175             1,356
   Other                                              1,074             1,354
Consumer                                                343               265
--------------------------------------------------------------------------------
Total nonaccrual loans                               $3,130            $4,177
--------------------------------------------------------------------------------

Capital Resources
Total equity capital increased $6.5 million during the first six months of 2003 and amounted to $135.2 million. This increase was principally attributable to a $5.4 million increase in earnings retention. (See the Consolidated Statement of Changes in Shareholders' Equity for additional information.)

The ratio of total equity to total assets amounted to 7.35% at June 30, 2003, compared to 7.37% at December 31, 2002. Book value per share as of June 30, 2003 and December 31, 2002 amounted to $10.31 and $9.87, respectively.

At June 30, 2003, the Corporation's Tier 1 risk-based capital ratio was 10.28% and the total risk-adjusted capital ratio was 11.76%. The Corporation's Tier 1 leverage ratio amounted to 5.66% at June 30, 2003. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at June 30, 2003 amounted to $2.0 million, representing $.15 per share payable on July 15, 2003, consistent with the dividend declared in the first quarter of 2003. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Litigation
See the description of Litigation in Footnote 9 to the Consolidated Financial Statements in this quarterly report on Form 10-Q.

Critical Accounting Policies
Our accounting and reporting policies comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are important to understanding reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2002 Annual Report on Form 10-K, we have identified the allowance for loan losses and review of goodwill for impairment as critical accounting policies. Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

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

On April 22, 2003, the FASB decided to require all companies to expense the value of employee stock options. It has also tentatively decided in principle to measure employee equity-based awards at their date of grant and will later decide the method for determining the cost of employee stock options, as well as the extent to which a final Statement on this matter will permit adjustments for actual forfeitures and actual performance outcomes, which will affect the amount of compensation cost recognized over the employee service period. The FASB plans to issue an exposure draft later this year, which could become effective in 2004. Until a new Statement is issued, the provisions of SFAS No. 123 and SFAS No. 148 remain in effect.

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

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement is not expected to have a material impact on the Corporation's financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results that are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income for future periods. The simulation results are reviewed to determine whether the exposure of net interest income to changes in interest rates remains within established tolerance levels and to develop appropriate strategies to manage this exposure. The Corporation's interest rate risk modeling incorporates a wide range of interest rate scenarios, including both parallel rate shifts and changes in the shape of the yield curve of varying magnitudes in addition to those presented here. The following table presents the Corporation's estimated net interest income exposure as a percentage of net interest income for the first 12-month period, the subsequent 12-month period thereafter (months 13 - 24), and months 1-60, as of June 30, 2003. Interest rates are assumed to shift upward by 200 basis points or downward by 50 basis points. This asymmetric rate shift reflects the fact that interest rates are at extremely low levels and the likelihood of a 200 basis point decline is considered remote.


                                   Months 1 - 12   Months 13-24   Months 1 - 60
  ------------------------------------------------------------------------------

  200 basis point increase in rates      2.9%            3.6%            2.9%
  50 basis point decrease in rates      -2.3%           -3.1%           -4.1%

At June 30, 2003, income simulation results assume that changes in core deposit rates are linked to short-term market interest rates. The assumed relationship and correlation between short-term interest rate changes and core deposit rate changes used in income simulation may fluctuate over time based on the Corporation's assessment of market conditions.

Since this simulation assumes the Corporation's balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the Corporation could implement in response to rate shifts, and should not be relied upon as a estimate of future net interest income.

The Corporation estimates that the negative exposure of net interest income to falling rates results from the difficulty of reducing rates paid on core savings deposits significantly below current levels. If rates were to fall and remain low for a sustained period, core savings deposit rates would likely not fall as fast as other market rates, while asset yields would decline as current asset holdings mature or reprice. The pace of asset cash flows would also be likely to increase in a falling rate environment due to more rapid mortgage-related prepayments and redemption of callable securities. While the Corporation reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk since the repricing, maturity and prepayment characteristics of financial instruments may change to a different degree than estimated. Specifically, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income. Changes in prepayment speeds can also affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. The sensitivity of core savings deposits to fluctuations in interest rates could also differ from simulation assumptions, and could result in changes in both liability mix and interest expense that differ from those used to estimate interest rate risk exposure.

The Corporation also monitors the potential change in market value of its available for sale debt securities using both rate shifts and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of June 30, 2003, an immediate 200 basis point rise in rates would result in a 3.1% decline in the value of the Corporation's available for sale debt securities. Conversely, a 100 basis point fall in rates would result in a 0.6% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at June 30, 2003, including both debt and equity securities, was 5.9%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Corporation carried out an evaluation under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the quarter ended June 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal controls over financial reporting during the period ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II
                                OTHER INFORMATION

Item 1.   Legal Proceedings
          On February 20, 2001, a suit was filed against the Bank in its capacity as trustee of the Walfred M. Nyman Trust (the "Nyman Trust") as well as Robert C. Nyman, Kenneth J. Nyman and Keith Johnson (the "Co-Defendants") in the United States District Court for the District of Rhode Island (the "District Court") by Beverly Kiepler ("Kiepler"), a beneficiary of the Nyman Trust. The claim is for damages, which the Nyman Trust allegedly incurred as a result of the Bank's alleged failure to file suit against the Co-Defendants for their wrongful dilution of the stock value of Nyman Manufacturing Company ("Nyman Mfg."), an asset of the Nyman Trust.

          In July 2002, the Bank, in its capacity as trustee of the Nyman Trust, filed a cross-claim in the District Court against the Co-Defendants for the above-described damages to the Nyman Trust. On April 16, 2003 the District Court awarded the Nyman Trust a judgment against the Co-Defendants.

          Washington Trust expects to finalize an agreement among all parties to the suit and the related cross-claim in settlement of these matters. The terms of the settlement agreement have been approved by the Superior Court of Washington County, Rhode Island, which has statutory jurisdiction over the administration of trusts. Management expects the suit and cross-claim to be dismissed shortly. The settlement will not result in any loss to the Bank.


Item 4.   Submission of Matters to a Vote of Security Holders

          (a)  The Annual Meeting of Shareholders was held on April 29, 2003.

          (b)  The results of matters voted upon are presented below.

               i.   Election of  Directors  to Serve Until 2006 Annual  Meeting:
                    Steven J. Crandall, Victor J. Orsinger II, Patrick J. Shanahan, James P. Sullivan, CPA and Neil H. Thorp were nominated and duly elected to hold office as Directors of Washington Trust Bancorp, Inc., each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person's name as follows:


                                                                                                      Abstentions
                                                                         Votes           Votes         and Broker
                                                           Term        In Favor        Withheld        Non-votes
                      ---------------------------------- ---------- ---------------- -------------- -----------------

                      Steven J. Crandall                 3 years      10,743,224         187,817            0
                      Victor J. Orsinger II              3 years       9,741,578       1,189,463            0
                      Patrick J. Shanahan                3 years      10,798,124         132,917            0
                      James P. Sullivan, CPA             3 years      10,713,203         217,838            0
                      Neil H. Thorp                      3 years      10,771,517         159,524            0

                    The following additional persons continued as Directors of Washington Trust Bancorp, Inc. following the Annual Meeting:

                      Gary P. Bennett
                      Larry J. Hirsch, Esq.
                      Mary E. Kennard, Esq.
                      H. Douglas Randall, III
                      John F. Treanor
                      Katherine W. Hoxsie, CPA
                      Edward M. Mazze, Ph.D.
                      Joyce O. Resnikoff
                      John C. Warren

               ii. A proposal to adopt the 2003 Stock Incentive Plan was passed by a vote of 10,302,288 shares in favor; 463,889 shares against, with 164,864 abstentions and broker non-votes.

               iii. A  proposal  for the  ratification  of KPMG  LLP to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 2003 was passed by a vote of 10,739,723 shares in favor; 123,201 shares against, with 68,117 abstentions and broker non-votes.


Item 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibit index
                 Exhibit No.
                 -----------
                 10     2003 Stock Incentive Plan
                 11     Statement re Computation of Per Share Earnings
                 15     Letter re Unaudited Interim Financial Information
                 31.1   Certification  of  Chief  Executive  Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
                 31.2   Certification  of  Chief  Financial  Officer Pursuant to
                        Section 302 of the Sarbanes-Oxley Act of 2002.
                 32**   Certification  of  Chief  Executive  Officer  and  Chief
                        Financial Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley
                        Act of 2002.


                   **   These  certifications  are  not  "filed" for purposes of
                        Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

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


                                    WASHINGTON TRUST BANCORP, INC.
                                             (Registrant)



August 13, 2003                     By:  John C. Warren
                                    --------------------------------------------
                                    John C. Warren
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)




August 13, 2003                     By:  David V. Devault
                                    --------------------------------------------
                                    David V. Devault
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)