Form 10-Q
period 2003-09-30
WASHINGTON TRUST BANCORP INC
filed 2003-11-13
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2003 or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
[X}Yes [ ]No

The number of shares of common stock of the registrant outstanding as of October 31, 2003 was 13,163,133.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                    For The Quarter Ended September 30, 2003

                                TABLE OF CONTENTS

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
     September 30, 2003 and December 31, 2002

Consolidated Statements of Income
     Three and Nine Months Ended September 30, 2003 and 2002

Consolidated Statements of Changes in Shareholders' Equity
     Nine Months Ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows
     Nine Months Ended September 30, 2003 and 2002

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

PART I.                      FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                    (Unaudited)
                                                   September 30,    December 31,
                                                        2003            2002
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                                $42,858          $39,298
Federal funds sold and other short-term investments     12,600           11,750
Mortgage loans held for sale                             5,740            4,566
Securities:
   Available for sale, at fair value; amortized cost
     $647,610 in 2003 and $539,109 in 2002             658,732          553,556
   Held to maturity, at cost; fair value $190,429
     in 2003 and $250,446 in 2002                      185,758          242,277
--------------------------------------------------------------------------------
   Total securities                                    844,490          795,833

Federal Home Loan Bank stock, at cost                   29,628           24,582

Loans                                                  918,355          795,126
Less allowance for loan losses                          15,813           15,487
--------------------------------------------------------------------------------
   Net loans                                           902,542          779,639

Premises and equipment, net                             25,145           24,415
Accrued interest receivable                              7,969            7,773
Goodwill and other intangibles                          24,724           25,260
Other assets                                            35,494           32,545
--------------------------------------------------------------------------------
   Total assets                                     $1,931,190       $1,745,661
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                             $196,952         $157,539
   Savings                                             492,322          471,354
   Time                                                495,594          481,600
--------------------------------------------------------------------------------
   Total deposits                                    1,184,868        1,110,493

Dividends payable                                        2,105            1,825
Federal Home Loan Bank advances                        590,675          480,080
Other borrowings                                         1,859            9,183
Accrued expenses and other liabilities                  15,677           15,359
--------------------------------------------------------------------------------
   Total liabilities                                 1,795,184        1,616,940
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized
   30 million shares; issued 13,159,959 shares             822              818
   in 2003 and 13,086,795 in 2002
Paid-in capital                                         29,495           28,767
Retained earnings                                       98,745           90,717
Unamortized employee restricted stock                      (28)             (24)
Accumulated other comprehensive income                   7,095            9,294
Treasury stock, at cost; 6,281 shares in 2003 and
   44,361 in 2002                                         (123)            (851)
--------------------------------------------------------------------------------
   Total shareholders' equity                          136,006          128,721
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity       $1,931,190       $1,745,661
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                  (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                                           except per share amounts)

                                                                                             (Unaudited)
                                                                               Three Months             Nine Months
Periods ended September 30,                                                 2003          2002       2003         2002
-----------------------------------------------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                                             $12,568       $12,958    $38,067      $36,762
   Interest on securities                                                   7,592         9,342     24,480       26,837
   Dividends on corporate stock and Federal Home Loan Bank stock              528           500      1,546        1,480
   Interest on federal funds sold and other short-term investments             35            63        111          171
------------------------------------------------------------------------------------------------------------------------
   Total interest income                                                   20,723        22,863     64,204       65,250
------------------------------------------------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                                           724         1,773      2,554        3,926
   Time deposits                                                            3,740         4,161     11,473       12,624
   Federal Home Loan Bank advances                                          4,514         4,963     14,184       15,692
   Other                                                                       18            28         55           65
------------------------------------------------------------------------------------------------------------------------
   Total interest expense                                                   8,996        10,925     28,266       32,307
------------------------------------------------------------------------------------------------------------------------

Net interest income                                                        11,727        11,938     35,938       32,943
Provision for loan losses                                                     100           100        360          300
------------------------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses                        11,627        11,838     35,578       32,643
------------------------------------------------------------------------------------------------------------------------

Noninterest income:
   Trust and investment management                                          2,692         2,468      7,969        7,700
   Service charges on deposit accounts                                      1,242           986      3,690        2,788
   Net gains on loan sales                                                  1,383           608      4,062        1,522
   Merchant processing fees                                                 1,412         1,221      2,731        2,443
   Income from bank-owned life insurance                                      298           291        845          864
   Net realized (losses) gains on securities                                    -           (52)       630          620
   Other income                                                               420           507        908        1,105
------------------------------------------------------------------------------------------------------------------------
   Total noninterest income                                                 7,447         6,029     20,835       17,042
------------------------------------------------------------------------------------------------------------------------

Noninterest expense:
   Salaries and employee benefits                                           6,974         6,047     20,127       17,630
   Net occupancy                                                              671           675      2,169        1,970
   Equipment                                                                  830           887      2,504        2,470
   Merchant processing costs                                                1,139           965      2,184        1,936
   Legal, audit and professional fees                                         394           815        990        1,209
   Advertising and promotion                                                  261           271      1,073          947
   Outsourced services                                                        328           244      1,024          772
   Debt prepayment penalties                                                    -             -        941            -
   Amortization of intangibles                                                180           220        539          441
   Acquisition related expenses                                                 -             -          -          605
   Other                                                                    1,413         1,205      4,465        3,987
------------------------------------------------------------------------------------------------------------------------
   Total noninterest expense                                               12,190        11,329     36,016       31,967
------------------------------------------------------------------------------------------------------------------------

Income before income taxes                                                  6,884         6,538     20,397       17,718
Income tax expense                                                          2,144         2,027      6,333        5,439
------------------------------------------------------------------------------------------------------------------------
   Net income                                                              $4,740        $4,511    $14,064      $12,279
------------------------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - basic                              13,133.8      13,032.9   13,094.5     12,635.9
Weighted average shares outstanding - diluted                            13,486.8      13,254.3   13,341.8     12,833.7
Per share information:
   Basic earnings per share                                                  $.36          $.35      $1.07         $.97
   Diluted earnings per share                                                $.35          $.34      $1.05         $.96
   Cash dividends declared per share                                         $.16          $.14       $.46         $.42

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                              (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY



(Unaudited)
                                                                           Unamortized     Accumulated
                                                                            Employee          Other
                                     Common       Paid-in      Retained    Restricted     Comprehensive     Treasury
Nine months ended September 30,       Stock       Capital      Earnings       Stock           Income         Stock       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2002            $754        $10,696       $81,114           $-          $6,416         $(1,043)    $97,937
Net income                                                       12,279                                                   12,279
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                                          2,858                       2,858
   Reclassification adjustments                                                                 (607)                       (607)
                                                                                                                      ------------
Comprehensive income                                                                                                      14,530
Cash dividends declared                                          (5,329)                                                  (5,329)
Shares issued                                        (169)                                                       585         416
Shares issued for acquisition           64         18,255                                                                 18,319
Shares repurchased                                                                                              (538)       (538)
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2002         $818        $28,782       $88,064           $-          $8,667           $(996)   $125,335
----------------------------------------------------------------------------------------------------------------------------------



Balance at January 1, 2003            $818        $28,767       $90,717         $(24)         $9,294           $(851)   $128,721
Net income                                                       14,064                                                   14,064
Other comprehensive income, net of tax:
   Net unrealized gains on securities                                                         (1,789)                     (1,789)
   Reclassification adjustments                                                                 (410)                       (410)
                                                                                                                      ------------
Comprehensive income                                                                                                      11,865
Cash dividends declared                                          (6,036)                                                  (6,036)
Issuance of employee restricted stock,
   net of amortization                                                            (4)                                         (4)
Shares issued                            4            728                                                        851       1,583
Shares repurchased                                                                                              (123)       (123)
----------------------------------------------------------------------------------------------------------------------------------

Balance at September 30, 2003         $822        $29,495       $98,745         $(28)         $7,095           $(123)   $136,006
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             (Unaudited)
Nine months ended September 30,                         2003              2002
--------------------------------------------------------------------------------
Cash flows from operating activities:
   Net income                                         $14,064           $12,279
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                            360               300
     Depreciation of premises and equipment             2,333             2,220
     Amortization of premium in excess of accretion of
       discount on debt securities                      3,675               951
     Increase in bank-owned life insurance cash
       surrender value                                   (845)             (864)
     Depreciation of derivative instruments                 -               229
     Net amortization of intangibles                      539               441
     Net realized gains on securities                    (630)             (620)
     Net gains on loan sales                           (4,062)           (1,522)
     Proceeds from sales of loans                     166,392            66,001
     Loans originated for sale                       (163,883)          (66,392)
     Increase in accrued interest receivable             (196)             (453)
     Decrease (increase) in other assets                1,729            (2,045)
     Increase (decrease) in accrued expenses and
       other liabilities                                  318            (1,230)
     Other, net                                           276               111
--------------------------------------------------------------------------------
   Net cash provided by operating activities           20,070             9,406
--------------------------------------------------------------------------------

Cash flows from investing activities:
   Securities available for sale:
     Purchases                                       (395,953)         (236,233)
     Proceeds from sales                               42,858            28,911
     Maturities and principal repayments              245,641           112,483
   Securities held to maturity:
     Purchases                                        (62,347)          (92,477)
     Maturities and principal repayments              117,474            50,658
   Purchase of Federal Home Loan Bank stock            (5,046)                -
   Principal collected on loans under
     loan originations                                (19,223)          (12,410)
   Purchases of loans                                (104,465)          (23,892)
   Proceeds from sales of other real estate owned         136                36
   Proceeds from sales of premises and equipment            -               638
   Purchases of premises and equipment                 (3,063)           (2,609)
   Purchases of bank owned life insurance              (4,900)                -
   Cash acquired, net of payment made for acquisition       -            34,506
--------------------------------------------------------------------------------
   Net cash used in investing activities             (188,888)         (140,389)
--------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in deposits                            74,566           155,240
   Net (decrease) increase in other borrowings         (7,324)            2,750
   Proceeds from Federal Home Loan Bank advances    1,035,241           476,700
   Repayment of Federal Home Loan Bank advances      (924,503)         (504,634)
   Purchase of treasury stock                            (123)             (538)
   Net effect of common stock transactions              1,131               301
   Issuance of restricted stock, net of amortization       (4)                -
   Cash dividends paid                                 (5,756)           (5,398)
--------------------------------------------------------------------------------
   Net cash provided by financing activities          173,228           124,421
--------------------------------------------------------------------------------
   Net increase (decrease) in cash and cash
     equivalents                                        4,410            (6,562)
   Cash and cash equivalents at beginning of year      51,048            50,899
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period         $55,458           $44,337
--------------------------------------------------------------------------------

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                                             (Unaudited)
Nine months ended September 30,                         2003              2002
--------------------------------------------------------------------------------

Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate
     owned (OREO)                                        $266               $ -
   Loans charged off                                      212               229
   Loans made to facilitate the sale of other real
     estate owned                                         322                 -
   (Decrease) increase in unrealized gain on
     securities available for sale, net of tax         (2,199)            2,251
   Increase in paid-in capital resulting from tax
     benefits on stock option exercises                   452               115

In conjunction with the April 16, 2002 acquisition of First Financial Corp., assets were acquired and liabilities were assumed as follows:
   Fair value of assets acquired                           $-          $204,807
   Less liabilities assumed                                 -           166,753

Supplemental Disclosures:
   Interest payments                                  $28,380           $31,922
   Income tax payments, net                             5,584             6,603

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Bancorp") and its wholly owned subsidiary, The Washington Trust Company (the "Bank" or "Subsidiary") (together, the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation's financial position as of September 30, 2003 and December 31, 2002 and the results of operations and cash flows for the interim periods presented.

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

(Dollars in thousands, except per share amounts)
                                                                         Three Months               Nine Months
                                                               -----------------------------------------------------
Periods ended September 30,                                           2003         2002          2003        2002
--------------------------------------------------------------------------------------------------------------------
Net income                                   As reported            $4,740       $4,511       $14,064     $12,279
Less:
     Total stock-based compensation
     determined under fair value
     method for all awards, net of tax                                (269)        (229)         (725)       (901)
--------------------------------------------------------------------------------------------------------------------
                                             Pro forma              $4,471       $4,282       $13,339     $11,378

Basic earnings per share                     As reported              $.36         $.35         $1.07        $.97
                                             Pro forma                $.34         $.33         $1.02        $.90

Diluted earnings per share                   As reported              $.35         $.34         $1.05        $.96
                                             Pro forma                $.33         $.32         $1.00        $.89


There were 235,755 and 210,610 options granted for the nine-month periods ended September 30, 2003 and 2002, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

(3) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)                                 Amortized         Unrealized        Unrealized         Fair
                                                         Cost               Gains            Losses           Value
---------------------------------------------------------------------------------------------------------------------
September 30, 2003
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 $ 87,851          $ 2,100            $ (55)         $ 89,896
Mortgage-backed securities                               454,934            5,026           (1,832)          458,128
Corporate bonds                                           81,690            1,834           (1,242)           82,282
Corporate stocks                                          23,135            6,295           (1,004)           28,426
---------------------------------------------------------------------------------------------------------------------
Total                                                    647,610           15,255           (4,133)          658,732
---------------------------------------------------------------------------------------------------------------------
December 31, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   74,852            3,121                -            77,973
Mortgage-backed securities                               378,162            8,830             (245)          386,747
Corporate bonds                                           67,018            1,386           (1,969)           66,435
Corporate stocks                                          19,077            4,459           (1,135)           22,401
---------------------------------------------------------------------------------------------------------------------
Total                                                   $539,109          $17,796          $(3,349)         $553,556
---------------------------------------------------------------------------------------------------------------------

For the nine months ended September 30, 2003, proceeds from sales of securities available for sale amounted to $42.9 million while net realized gains on these sales amounted to $630 thousand.

Securities held to maturity are summarized as follows:

(Dollars in thousands)                                Amortized           Unrealized        Unrealized        Fair
                                                         Cost                Gains            Losses          Value
---------------------------------------------------------------------------------------------------------------------
September 30, 2003
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  $ 8,000             $ 63             $ -            $ 8,063
Mortgage-backed securities                               162,316            3,780             (10)           166,086
States and political subdivisions                         15,442              838               -             16,280
---------------------------------------------------------------------------------------------------------------------
Total                                                    185,758            4,681             (10)           190,429
---------------------------------------------------------------------------------------------------------------------
December 31, 2002
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                    3,000               13               -              3,013
Mortgage-backed securities                               220,711            7,199               -            227,910
States and political subdivisions                         18,566              957               -             19,523
---------------------------------------------------------------------------------------------------------------------
Total                                                   $242,277           $8,169             $ -           $250,446
---------------------------------------------------------------------------------------------------------------------

There were no sales of securities held to maturity during the nine months ended September 30, 2003.

Securities available for sale and held to maturity with a fair value of $548.3 million and $559.7 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and public deposits at September 30, 2003 and December 31, 2002, respectively. In addition, securities available for sale and held to maturity with a fair value of $24.3 million and $27.6 million were collateralized for the discount window at the Federal Reserve Bank at September 30, 2003 and December 31, 2002, respectively. There were no borrowings with the Federal Reserve Bank at either date.

At September 30, 2003, securities available for sale with a fair value of $2.4 million were designated in a rabbi trust for a nonqualified retirement plan. At December 31, 2002, assets with a carrying value of $2.8 million were designated for this purpose and were classified in Other Assets in the Corporation's Consolidated Balance Sheet.

(4) Loan Portfolio The following is a summary of loans:

(Dollars in thousands)                             September 30,    December 31,
                                                       2003            2002
--------------------------------------------------------------------------------
Commercial:
    Mortgages (A)                                     $214,412         $197,814
    Construction and development (B)                    13,352           10,337
    Other (C)                                          167,747          174,018
--------------------------------------------------------------------------------
Total commercial                                       395,511          382,169

Residential real estate:
    Mortgages (D)                                      358,489          269,548
    Homeowner construction                              13,616           11,338
--------------------------------------------------------------------------------
Total residential real estate                          372,105          280,886

Consumer
    Home equity lines                                  106,075           81,503
    Other                                               44,664           50,568
--------------------------------------------------------------------------------
Total consumer                                         150,739          132,071
--------------------------------------------------------------------------------
    Total loans (E)                                   $918,355         $795,126
--------------------------------------------------------------------------------

(A)Amortizing mortgages, primarily secured by income producing property.
(B)Loans for construction of residential and commercial properties and for land development.
(C)Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(D)A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 8 for additional discussion of FHLB borrowings).
(E)Net of unearned income and unamortized loan origination fees, net of costs totaling $692 thousand and $478 thousand at September 30, 2003 and December 31, 2002, respectively. Includes $670 thousand and $1.1 million of net
   purchased   premium  at   September   30,  2003  and   December  31,  2002,
   respectively.

(5) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
                                     Three Months               Nine Months
                                ------------------------------------------------
Periods ended September 30,       2003          2002         2003         2002
--------------------------------------------------------------------------------
Balance at beginning of period  $15,742       $15,466      $15,487      $13,593
Allowance on acquired loans           -             -            -        1,829
Provision charged to expense        100           100          360          300
Recoveries of loans previously
  charged off                        61           114          178          167
Loans charged off                   (90)          (20)       (212)         (229)
--------------------------------------------------------------------------------
Balance at end of period        $15,813       $15,660      $15,813      $15,660
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

At September 30, 2003 and December 31, 2002, the Corporation had other intangible assets with carrying values of $2.1 million and $2.7 million, respectively. In conjunction with the 2002 First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million with an average useful life of ten years. Amortization expense associated with these other intangible assets amounted to $180 thousand and $220 thousand for the third quarter of 2003 and 2002, respectively. Comparable amounts for the nine months ended September 30, 2003 and 2002 were $539 thousand and $441 thousand, respectively.

The changes in the carrying value of goodwill and other intangible assets for the nine months ended September 30, 2003 are as follows:

(Dollars in thousands)                                                  Core Deposit         Other          Total
                                                       Goodwill          Intangibles     Intangibles      Intangibles
----------------------------------------------------------------------------------------------------------------------
Balance, December 31, 2002                              $22,588           $2,009             $663           $25,260
Recorded during the period                                    3                -                -                 3
Amortization expense                                          -             (326)            (213)             (539)
Impairment recognized                                         -                -                -                 -
----------------------------------------------------------------------------------------------------------------------
Balance September 30, 2003                              $22,591           $1,683             $450           $24,724
----------------------------------------------------------------------------------------------------------------------

(Dollars in thousands)
                                     Core Deposit        Other          Total
Estimated amortization expense        Intangibles     Intangibles    Intangibles
--------------------------------------------------------------------------------
October 1 through December 31, 2003      $109              $71              $180
2004                                      359              284               643
2005                                      303               95               398
2006                                      262                -               262
2007                                      140                -               140

The components of intangible assets as of September 30, 2003 are as follows:

(Dollars in thousands)
                                     Gross Carrying   Accumulated   Net Carrying
Intangible assets                        Amount       Amortization     Amount
--------------------------------------------------------------------------------
Core deposit intangibles                $3,096           $1,413           $1,683
Other intangibles                          852              402              450
--------------------------------------------------------------------------------
Total                                   $3,948           $1,815           $2,133
--------------------------------------------------------------------------------

(7) Derivative Financial Instruments
The Corporation recognizes commitments to originate and commitments to sell fixed rate mortgage loans as derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At September 30, 2003 and December 31, 2002, the carrying value of these commitments amounted to $(46) thousand and $(45) thousand, respectively. Changes in fair value are recorded in current earnings and amounted to $106 thousand and $74 thousand of depreciation in value for the three months ended September 30, 2003 and 2002, respectively. Included in earnings for the nine months ended September 30, 2003 and 2002, was $2 thousand of appreciation and $(169) thousand of depreciation in value, respectively.

(8) Borrowings
Federal Home Loan Bank ("FHLB") advances outstanding are summarized below:

(Dollars in thousands)                           September 30,      December 31,
                                                    2003                2002
--------------------------------------------------------------------------------
FHLB advances                                      $590,675           $480,080
--------------------------------------------------------------------------------

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at September 30, 2003 and December 31, 2002. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances ("FHLB borrowings"). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to secure FHLB borrowings at September 30, 2003 and December 31, 2002. Included in the collateral were securities available for sale and held to maturity with a fair value of $525.7 million and $540.0 million that were specifically pledged to secure FHLB borrowings at September 30, 2003 and December 31, 2002, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

The following is a summary of other borrowings:

(Dollars in thousands)                           September 30,      December 31,
                                                    2003               2002
--------------------------------------------------------------------------------
Treasury, Tax and Loan demand note balance           $1,086             $8,283
Other                                                   773                900
--------------------------------------------------------------------------------
Other borrowings                                     $1,859             $9,183
--------------------------------------------------------------------------------

(9) Litigation
Read & Lundy Matter - In June 1999 a lawsuit was filed against First Bank and Trust Company ("First Bank") in Providence County, Rhode Island Superior Court (the "Action") by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, "the Plaintiffs"). The original complaint alleged claims against First Bank for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank's 1996 loan to a third party company. The Plaintiffs allege that the loan to the third party company enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy's profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act. The Bank was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank.

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

Management believes, based on its review with counsel of the development of this matter to date, that the Bank has meritorious defenses in the Action. The Bank vigorously defended the Action and in December 2002 obtained a judgment in its favor and a dismissal of the Action on all counts by way of summary judgment motion. Plaintiffs appealed the judgment to the Rhode Island Supreme Court in December 2002. The appeal is pending. Because of the uncertainties surrounding the outcome of the appeal no assurance can be given that the Action will be resolved in favor of the Bank. Management and legal counsel are unable to estimate the amount of loss, if any, that may be incurred with respect to the Action. Consequently, no loss provision has been recorded.

A second claim ancillary to the Action was brought by the Plaintiffs in March 2002 in connection with their suit against the third party company. The Bank has also been substituted for First Bank in these proceedings. In this matter, the Plaintiffs brought a motion seeking enforcement of a prejudgment writ of attachment obtained in 1997 by the Plaintiffs against funds held by First Bank as collateral for the loan to the third party company. First Bank had applied these funds as an offset to that loan in 1999. In the third quarter of 2002, judgment against the Bank was rendered on this motion requiring the Bank to make the funds available for attachment by the Plaintiffs and the Bank recorded a liability for the judgment award of $273 thousand in connection with this matter. This judgment is under appeal to the Rhode Island Supreme Court.

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

In October 2003, an agreement among all parties to the suit and the related cross-claim was executed in settlement of these matters. The settlement did not result in any loss to the Bank. In November 2003, the District Court dismissed the suit and related cross-claim.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and subsidiaries at September 30, 2003 and for the nine month periods ended September 30, 2003 and 2002, KPMG LLP has made a review (based on the procedures adopted by the American Institute of Certified Public Accountants) and not an audit, set forth in their separate report dated November 13, 2003 appearing below. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of
Section 11 of such Act do not apply.


INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of September 30, 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three-month and nine-month periods ended September 30, 2003 and 2002. These consolidated financial statements are the responsibility of the Corporation's management.

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

KPMG LLP

Providence, Rhode Island
November 13, 2003

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

Results of Operations
The Corporation reported net income of $4.7 million for the three months ended September 30, 2003, up 5.1% from the $4.5 million reported for the third quarter of 2002. On a diluted earnings per share basis, the Corporation earned $.35 per diluted share for the three months ended September 30, 2003, compared to $.34 per diluted share for the third quarter of 2002. Net income for the nine months ended September 30, 2003 amounted to $14.1 million, or $1.05 per diluted share, as compared to $12.3 million, or $.96 per diluted share, for the same period in 2002.

Current year to date results include an after tax charge of $649 thousand, or $.05 per diluted share, related to the prepayment of certain higher interest rate FHLB advances in June 2003. Prior year to date results include merger related charges of $417 thousand after tax, or $.03 per diluted share, in connection with the acquisition of First Financial Corp in the second quarter of 2002.

The return on average assets and average equity for the three months ended September 30, 2003 were 1.02% and 14.30%, compared to 1.09% and 14.47%, respectively, for the three months ended September 30, 2002. The return on average assets for the nine months ended September 30, 2003 was 1.03% as compared to 1.08% for the same period last year, while the return on average equity declined to 14.14% for the nine months ended September 30, 2003, as compared to 14.33% for the corresponding period a year ago.

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) for the third quarter of 2003 amounted to $11.7 million, compared to the $11.9 million earned in the third quarter of 2002. The decrease is attributable to a narrowed net interest margin, which declined from 3.16% in the third quarter of 2002 to 2.75% in the same period of 2003. The most significant reason for the net interest margin decline is the low level of market interest rates experienced in 2003, which has resulted in a high level of refinancing activity in mortgage loans and commercial loans as well as prepayments of mortgage-backed securities. Net interest income for the nine months ended September 30, 2003 amounted to $35.9 million, up by 9.1% from the $32.9 million reported for the corresponding period in 2002. The year to date increase in net interest income was due to interest-earning asset growth including assets acquired through the April 2002 acquisition of First Financial Corp. For the nine months ended September 30, 2003, average-earning assets increased $277.5 million, or 19.6%, compared to the same period last year. Although higher interest-earning asset balances have increased net interest income, the net interest margin has declined. The net interest margin for the first nine months of 2003 amounted to 2.89%, down 29 basis points from the 3.18% reported for the same period a year ago. The net interest margin reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. (See additional discussion under the caption "Net Interest Income.")

The Corporation's provision for loan losses amounted to $100 thousand in the third quarter of 2003 and 2002. The year to date 2003 provision was $360 thousand, compared to last year's amount of $300 thousand. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses increased from $15.5 million at December 31, 2002 to $15.8 million at September 30, 2003 due to the year to date 2003 provision and recoveries, net of charge-offs. The Corporation's ratio of the allowance for loan losses to total loans decreased from 1.95% at December 31, 2002 to 1.72% at September 30, 2003.

Other noninterest income (noninterest income excluding net realized gains on securities) amounted to $7.4 million for the quarter ended September 30, 2003, up by 22.5% from the $6.1 million reported for the third quarter of 2002. For the nine months ended September 30, 2003, noninterest income amounted to $20.2 million, an increase of 23.0% from the comparable 2002 amount of $16.4 million.

The growth in noninterest income was mainly attributable to increases in gains on loan sales and service charges on deposits. For the first nine months of 2003, gains on loan sales totaled $4.1 million, up $2.5 million, or 166.9%, from the same period in 2002. As a result of the decline in interest rates during most of 2003, the Corporation experienced heavy residential mortgage activity, predominately refinancing, which increased the amount of loans sold into the secondary market. The Corporation has recently experienced a decline in the level of residential mortgage origination activity and expects to realize a lower level of gains on loan sales in the fourth quarter of 2003. In addition to selling residential mortgage loans, the Corporation sells the guaranteed portion of SBA loan originations. Included in gains on loan sales for the first nine months of 2003 and 2002 are approximately $252 thousand and $119 thousand, respectively, in gains on sales of SBA loans. For the nine months ended September 30, 2003, service charges on deposit accounts amounted to $3.7 million, up $902 thousand, or 32.4%, from the corresponding period a year ago. Growth in deposits and changes in the fee structure of various deposit products were contributing factors in the increase. Revenue from trust and investment management services continues to be the largest component of noninterest income. Trust and investment management income, which is closely tied to the performance of the financial markets, totaled $8.0 million for the nine months ended September 30, 2003, up $269 thousand, or 3.5% from the amount reported for the corresponding period in 2002. The market value of trust and investment management assets under administration amounted to $1.618 billion and $1.524 billion at September 30, 2003 and December 31, 2002, respectively.

There were no net realized gains on sales of securities in the third quarter of 2003. In the quarter ended September 30, 2002, the Corporation recognized net realized losses on securities amounting to $52 thousand. This included $251 thousand in gains on sales of securities offset by $303 thousand in loss write-downs on certain equity securities deemed to be other than temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers. For the nine months ended September 30, 2003, net realized securities gains totaled $630 thousand, compared to $620 thousand for the corresponding 2002 period.

For the third quarter of 2003, total noninterest expense amounted to $12.2 million, up $861 thousand from the amount reported for the third quarter of 2002. For the nine months ended September 30, 2003, noninterest expenses amounted to $36.0 million, up $4.0 million from the comparable 2002 amount.
Included in year to date 2003 noninterest expenses was $941 thousand in prepayment penalty charges associated with the prepayment of certain FHLB advances totaling $23 million. The prepayment of certain higher interest rate borrowings was consummated in June 2003 to reduce future funding costs. As calculated at the time of restructuring, the Corporation expected that this debt restructuring would result in future interest expense savings of approximately $510 thousand on an annualized basis over the remaining term of the prepaid debt. Included in noninterest expenses for the nine months ended September 30, 2002 were $605 thousand of acquisition costs incurred in connection with the acquisition of First Financial Corp. Exclusive of the debt prepayment penalties in 2003 and the acquisition costs in 2002, the increase in noninterest expenses was primarily due to normal growth and higher operating costs resulting from the acquisition of First Financial Corp. Salaries and benefits, the largest component of total noninterest expense, amounted to $20.1 million for the nine months ended September 30, 2003, compared to the $17.6 million reported for the first nine months of 2002.

Income tax expense amounted to $6.3 million and $5.4 million for the nine months ended September 30, 2003 and 2002, respectively. The Corporation's effective tax rate for the first nine months of 2003 was 31.0%, compared to 30.7% for the corresponding 2002 period.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the nine months ended September 30, 2003 amounted to $36.7 million, up $3.0 million, or 8.8%, from the same 2002 period. This increase in net interest income was due to earning asset growth, including assets acquired from the April 2002 acquisition of First Financial Corp. For the nine months ended September 30, 2003, average interest-earning assets amounted to $1.696 billion, up $277.5 million, or 19.6%, compared to the same period last year, of which approximately $178.5 million related to the acquisition of First Financial Corp.

The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the nine months ended September 30, 2003 and 2002 were 2.89% and 3.18%, respectively. The most significant reason for the net interest margin decline is the low level of market interest rates experienced in 2003, which has resulted in a high level of refinancing activity in mortgage loans and commercial loans as well as prepayments of mortgage-backed securities. The decreased net interest margin reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. The interest rate spread decreased 17 basis points to 2.59% for the nine months ended September 30, 2003. The yield on total interest-earnings assets declined 110 basis points to 5.12%, while the cost of interest-bearing liabilities decreased 93 basis points to 2.53%.

The yield on average total loans amounted to 6.12% for the nine months ended September 30, 2003, down 106 basis points from 7.18% for the comparable 2002 period. This decline is primarily due to lower marginal yields on floating and adjustable rate loans for the nine months of 2003 as compared to the prior year period and a decline in yields on new loan originations. Average loans for the nine months ended September 30, 2003 amounted to $833.6 million, an increase of $146.5 million compared to the same period last year, of which approximately
$115.3 million related to the April 2002 First Financial Corp. acquisition. Average residential real estate loans amounted to $301.4 million, up 25.1% from the prior year level. The yield on residential real estate loans decreased 128 basis points from the prior year period, amounting to 5.78%. Average commercial loans rose 19.6% to $392.9 million while the yield on commercial loans declined 81 basis points to 6.86%. Included in interest income on commercial loans for the nine months ended September 30, 2002, was $229 thousand of depreciation in value of the interest rate floor contract that was terminated in May 2002. Average consumer loans rose 18.2% over the prior year and amounted to $139.3 million. The yield on consumer loans decreased 127 basis points from the prior year to 4.78%, mainly due to a decline in yield on home equity loans.

Total average investments rose $131.0 million, or 17.9%, over the comparable prior year period mainly due to purchases of taxable debt securities. The FTE rate of return on investments was 4.15% for the nine months ended September 30, 2003, compared to 5.33% for the same 2002 period. The decrease in yields on investments reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on reinvestment of cash flows in 2003 relative to the prior year. Increased prepayments on mortgage-related securities contributed to the decline in yields due to both rapid premium amortization and the increased level of cash flow available for reinvestment.

Average interest-bearing liabilities increased $246.8 million, or 19.8%, to $1.496 billion at September 30, 2003, of which approximately $162.9 million related to the April 2002 First Financial Corp. acquisition. The increase in average interest-bearing liabilities was mainly due to growth in deposits. Due to lower rates paid on both borrowed funds and deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 2.53% for the nine months ended September 30, 2003, down from 3.46% for the comparable 2002 period.

Average savings deposits for the nine months ended September 30, 2003 increased $97.3 million, or 25.8%, to $474.7 million from the comparable 2002 amount. The rate paid on savings deposits for the first nine months of 2003 was 0.72%, compared to 1.39% for the same 2002 period. Average time deposits increased $35.8 million to $479.5 million with a decrease of 60 basis points in the rate paid. For the nine months ended September 30, 2003, average demand deposits, an interest-free funding source, were up by $27.2 million, or 18.7%, from the same prior year period. Average FHLB advances for the nine months ended September 30, 2003 amounted to $539.8 million, up from the comparable 2002 amount of $424.8 million. The average rate paid on FHLB advances for the nine months ended September 30, 2003 was 3.51%, a decrease of 143 basis points from the prior year rate.

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

Nine months ended September 30,                           2003                                   2002
-------------------------------------------- ------------------------------------ ----------------------------------
                                           Average                     Yield/     Average                     Yield/
(Dollars in thousands)                     Balance      Interest       Rate       Balance      Interest       Rate
--------------------------------------------------------------------------------------------------------------------
Assets:
Residential real estate loans              $301,402      $13,027       5.78%      $240,858     $12,710        7.06%
Commercial and other loans                  392,926       20,173       6.86%       328,408      18,839        7.67%
Consumer loans                              139,321        4,984       4.78%       117,905       5,337        6.05%
--------------------------------------------------------------------------------------------------------------------
   Total loans                              833,649       38,184       6.12%       687,171      36,886        7.18%
Federal funds sold and other
  short-term investments                     16,293          111       0.91%        14,188         172        1.61%
Taxable debt securities                     778,815       23,961       4.11%       654,018      26,211        5.36%
Nontaxable debt securities                   16,515          797       6.45%        19,790         961        6.49%
Corporate stocks and FHLB stock              50,573        1,879       4.97%        43,214       1,782        5.51%
--------------------------------------------------------------------------------------------------------------------
   Total investments                        862,196       26,748       4.15%       731,210      29,126        5.33%
--------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,695,845       64,932       5.12%     1,418,381      66,012        6.22%
--------------------------------------------------------------------------------------------------------------------
Non interest-earning assets                 120,667                                102,861
--------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,816,512                             $1,521,242
--------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Savings deposits                           $474,725       $2,554       0.72%      $377,464      $3,926        1.39%
Time deposits                               479,490       11,472       3.20%       443,690      12,624        3.80%
FHLB advances                               539,799       14,184       3.51%       424,828      15,692        4.94%
Other                                         2,418           56       3.05%         3,639          65        2.36%
--------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities     1,496,432       28,266       2.53%     1,249,621      32,307        3.46%
Demand deposits                             172,141                                144,965
Non interest-bearing liabilities             15,305                                 12,440
--------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,683,878                              1,407,026
Total shareholders' equity                  132,634                                114,216
--------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,816,512                             $1,521,242
--------------------------------------------------------------------------------------------------------------------
   Net interest income                                   $36,666                               $33,705
--------------------------------------------------------------------------------------------------------------------
Net interest spread                                                    2.59%                                  2.76%
--------------------------------------------------------------------------------------------------------------------
Net interest margin                                                    2.89%                                  3.18%
--------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,                          2003              2002
--------------------------------------------------------------------------------
Commercial and other loans                               $117              $124
Nontaxable debt securities                                278               336
Corporate stocks                                          333               302

Financial Condition and Liquidity
Total assets rose from $1.746 billion at December 31, 2002 to $1.931 billion at September 30, 2003. Average assets totaled $1.817 billion for the nine months ended September 30, 2003, up 19.4% over the comparable 2002 period. (See additional discussion under the caption "Net Interest Income").

Securities Available for Sale - The carrying value of securities available for sale at September 30, 2003 amounted to $658.7 million, an increase of 19.0% from the December 31, 2002 balance of $553.6 million. This increase was mainly due to purchases of mortgage-backed securities, corporate bonds and U.S. government agency securities. The net unrealized gains on securities available for sale amounted to $11.1 million at September 30, 2003 and $14.4 million at December 31, 2002.

Securities Held to Maturity - Primarily as a result of principal paydowns on mortgage-backed securities, the carrying value of securities held to maturity decreased 23.3% from $242.3 million at December 31, 2002 to $185.8 million at September 30, 2003. The net unrealized gain on securities held to maturity amounted to $4.7 million at September 30, 2003, compared to $8.2 million at December 31, 2002.

Loans - In the first nine months of 2003, total loans increased $123.2 million to $918.4 million at September 30, 2003. Total residential real estate loans amounted to $372.1 million, up $91.2 million, or 32.5%, from the balance of $280.9 million at December 31, 2002. The Corporation purchased a total of $104.5 million of mainly fixed rate residential mortgages from other institutions. The purchases were funded with a combination of FHLB advances and brokered certificates of deposit. Total consumer loans amounted to $150.7 million at September 30, 2003, an increase of $18.7 million, or 14.1%, from December 31, 2002 primarily due to growth in home equity lines. Commercial loans amounted to $395.5 million at September 30, 2003, up $13.3 million, or 3.5%, from $382.2 million at December 31, 2002.

Deposits - Total deposits amounted to $1.185 billion at September 30, 2003, up $74.4 million from the December 31, 2002 balance of $1.110 billion, due in part to the Bank's new Warwick, Rhode Island branch that opened in April 2003. Demand deposits rose $39.4 million, or 25.0%, in the first nine months of 2003 and totaled $197.0 million at September 30, 2003. Savings deposits increased $21.0 million from December 31, 2002 and amounted to $492.3 million at September 30, 2003. Time deposits amounted to $495.6 million at September 30, 2003, up $14.0 million, from the December 31, 2002 balance of $481.6 million primarily due to increases in brokered certificates of deposit. Total brokered certificates of deposit amounted to $106.7 million at September 30, 2003, compared to $56.5 million at December 31, 2002.

Borrowings - The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other financial institutions. In the nine months ended September 30, 2003, FHLB advances increased $110.6 million to $590.7 million at September 30, 2003. Other borrowings outstanding at September 30, 2003 amounted to $1.9 million, down $7.3 million from the December 31, 2002 balance of $9.2 million. The decrease in other borrowings was primarily due to a lower Treasury, Tax and Loan demand note balance.

For the nine months ended September 30, 2003, net cash provided by operations amounted to $20.1 million, the majority of which was generated by net income. Proceeds from sales of loans in the first nine months of 2003 amounted to $166.4 million, while loans originated for sale amounted to $163.9 million. Net cash used in investing activities amounted to $188.9 million and was primarily used to purchase securities and to purchase loans from other financial institutions. Net cash provided by financing activities was $173.2 million, the majority of which was derived from FHLB advances and growth in deposits. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

 (Dollars in thousands)                           September 30,     December 31,
                                                      2003              2002
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due             $1,843            $2,198
Nonaccrual loans less than 90 days past due            1,502             1,979
--------------------------------------------------------------------------------
Total nonaccrual loans                                 3,345             4,177
Other real estate owned                                   23                86
--------------------------------------------------------------------------------
Total nonperforming assets                            $3,368            $4,263
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans         .36%              .53%
Nonperforming assets as a percentage of total assets    .17%              .24%
Allowance for loan losses to nonaccrual loans        472.74%           370.78%
Allowance for loan losses to total loans               1.72%             1.95%

There were no accruing loans 90 days or more past due at September 30, 2003 or December 31, 2002.

Impaired loans consist of all nonaccrual commercial loans. At September 30, 2003, the recorded investment in impaired loans was $2.2 million, which had a related allowance amounting to $185 thousand. During the nine months ended September 30, 2003, the average recorded investment in impaired loans was $2.4 million. Also during this period, interest income recognized on impaired loans amounted to approximately $125 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

  (Dollars in thousands)                          September 30,     December 31,
                                                      2003              2002
--------------------------------------------------------------------------------
Residential real estate                                 $899            $1,202
Commercial:
   Mortgages                                           1,306             1,356
   Other                                                 890             1,354
Consumer                                                 250               265
--------------------------------------------------------------------------------
Total nonaccrual loans                                $3,345            $4,177
--------------------------------------------------------------------------------

Capital Resources
Total equity capital increased $7.3 million during the first nine months of 2003 and amounted to $136.0 million. This increase was principally attributable to an $8.0 million increase in earnings retention. (See the Consolidated Statement of Changes in Shareholders' Equity for additional information.)

The ratio of total equity to total assets amounted to 7.04% at September 30, 2003, compared to 7.37% at December 31, 2002. Book value per share as of September 30, 2003 and December 31, 2002 amounted to $10.34 and $9.87, respectively.

At September 30, 2003, the Corporation's Tier 1 risk-based capital ratio was 10.00% and the total risk-adjusted capital ratio was 11.49%. The Corporation's Tier 1 leverage ratio amounted to 5.72% at September 30, 2003. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at September 30, 2003 amounted to $2.1 million, representing $.16 per share payable on October 15, 2003, an increase of $.01 from the dividend declared in the previous two quarters of 2003. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

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

On April 22, 2003, the FASB decided to require all companies to expense the value of employee stock options. It has also tentatively decided in principle to measure employee equity-based awards at their date of grant and will later decide the method for determining the cost of employee stock options, as well as the extent to which a final Statement on this matter will permit adjustments for actual forfeitures and actual performance outcomes, which will affect the amount of compensation cost recognized over the employee service period. The FASB plans to issue an exposure draft in the first quarter of 2004, which could become effective in 2005. Until a new Statement is issued, the provisions of SFAS No. 123 and SFAS No. 148 remain in effect.

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

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income for future periods. The simulation results are reviewed to determine whether the exposure of net interest income to changes in interest rates remains within established tolerance levels and to develop appropriate strategies to manage this exposure. The Corporation's interest rate risk modeling incorporates a wide range of interest rate scenarios, including both parallel rate shifts and changes in the shape of the yield curve of varying magnitudes in addition to those presented here. The following table presents the Corporation's estimated net interest income exposure as a percentage of net interest income for the first 12-month period, the subsequent 12-month period thereafter (months 13 - 24), and months 1-60, as of September 30, 2003. Interest rates are assumed to shift upward by 200 basis points or downward by 50 basis points. This asymmetric rate shift reflects the fact that interest rates are at extremely low levels and the likelihood of a 200 basis point decline is considered remote.


                                     Months 1 - 12  Months 13-24  Months 1 - 60
  ------------------------------------------------------------------------------

  200 basis point increase in rates       3.1%           3.5%          1.9%
  50 basis point decrease in rates       -1.9%          -3.7%         -3.7%

At September 30, 2003, income simulation results assume that changes in core deposit rates are linked to short-term market interest rates. The assumed relationship and correlation between short-term interest rate changes and core deposit rate changes used in income simulation may fluctuate over time based on the Corporation's assessment of market conditions.


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

The Corporation also monitors the potential change in market value of its available for sale debt securities using both rate shifts and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of September 30, 2003, an immediate 200 basis point rise in rates would result in a 4.3% decline in the value of the Corporation's available for sale debt securities. Conversely, a 100 basis point fall in rates would result in a 0.9% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at September 30, 2003, including both debt and equity securities, was 6.8%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

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

ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Corporation carried out an evaluation under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the quarter ended September 30, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

          In October 2003, an agreement among all parties to the suit and the related cross-claim was executed in settlement of these matters. The settlement did not result in any loss to the Bank. In November 2003, the District Court dismissed the suit and related cross-claim.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
              Exhibit No.
              -----------
              11   Statement re Computation of Per Share Earnings
              15   Letter re Unaudited Interim Financial Information
              31.1 Certification of Chief Executive Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.
              31.2 Certification of Chief Financial Officer Pursuant to
                   Section 302 of the Sarbanes-Oxley Act of 2002.
              32** Certification of Chief Executive Officer and Chief
                   Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


                ** These  certifications are not "filed" for purposes of Section
                   18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

         (b) On July 17, 2003, a Form 8-K, which reported the Corporation's earnings for the quarter ended June 30, 2003, was furnished to the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    WASHINGTON TRUST BANCORP, INC.
                                             (Registrant)



November 13, 2003                   By:  John C. Warren
                                    --------------------------------------------
                                    John C. Warren
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)




November 13, 2003                   By:  David V. Devault
                                    --------------------------------------------
                                    David V. Devault
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)