Form 10-K
period 2003-12-31
WASHINGTON TRUST BANCORP INC
filed 2004-03-12
CIK 737468

SECURITIES AND EXCHANGE COMMISSION Washington, DC 20549 FORM 10-K

For annual and transition reports pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

|X|	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2003 or

|_|	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________to___________

Commission file number 000-13091

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number including area code: 401-348-1200

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
Yes |X|	No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No |_|

The aggregate market value of voting stock held by non-affiliates of the registrant was $293,159,255 at June 30, 2003, which includes $27,107,401 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 27, 2004 was 13,217,042.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated March 12, 2004 for the Annual Meeting of Shareholders to be held April 27, 2004 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K WASHINGTON TRUST BANCORP, INC. For the Year Ended December 31, 2003 TABLE OF CONTENTS

This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation’s actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.
- 2 -

PART I

ITEM 1. BUSINESS

Washington Trust Bancorp, Inc.

Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned, registered bank holding company, organized in 1984 under the laws of the state of Rhode Island, whose subsidiaries are permitted to engage in banking and other financial services and businesses. The Bancorp conducts its business through its wholly owned subsidiary, The Washington Trust Company (the “Bank”), a Rhode Island-chartered commercial bank. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”), subject to regulatory limits.

The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Corporation (as defined below).

The accounting and reporting policies of the Bancorp and the Bank (together, the “Corporation” or “Washington Trust”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. At December 31, 2003, the Corporation had total assets of $2.0 billion, total deposits of $1.2 billion and total shareholders’ equity of $138.1 million.

The Corporation’s Internet address is www.washtrust.com. On the same day that the Bancorp files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments thereto with the Securities and Exchange Commission (the “SEC”), the Bancorp makes such reports available free of charge through the Corporation’s website.

The Washington Trust Company

The Bank was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area and is among the oldest banks in the United States. Its current corporate charter dates to 1902. See the discussion under “Market Area and Competition” for further information.

The Bank provides a broad range of financial services, including:

Residential mortgages
Commercial loans
Construction loans
Consumer installment loans
Home equity lines of credit
Merchant credit card services
Automated teller machines (ATMs)
Telephone banking services
Internet banking services
Commercial and consumer demand deposits
Savings, NOW and money market deposits
Certificates of deposit
Retirement accounts
Cash management services
Safe deposit boxes
Trust and investment management services

The Bank owns and operates ATMs located throughout its market area that provide an important customer delivery channel for banking transactions. The Bank is a member of various ATM networks, including Cirrus, MasterCard, NYCE and PLUS. The Bank also has access to the American Express, Discover and Visa networks.

Data processing for most of the Bank’s deposit and loan accounts and other applications are conducted internally, using Bank-owned equipment. Application software is primarily obtained through purchase or licensing agreements.

The Bank’s primary source of income is net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing deposits and other borrowed funds. Sources of noninterest income include fees for management of customer investment portfolios, trusts and estates, service charges on deposit accounts, merchant processing fees, net gains on loan sales and other banking-related fees.

- 3 -
Noninterest expenses include the provision for loan losses, salaries and employee benefits, occupancy, equipment, merchant processing, outsourced services, advertising and promotion and other administrative expenses.

The Bank’s loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island, and to a lesser extent in Connecticut and Massachusetts. The Bank provides a variety of commercial and retail lending products. The Bank generally underwrites its residential mortgages based upon secondary market standards. Loans are originated both for sale in the secondary market as well as for retention in the Bank’s loan portfolio. The Bank sells loans with servicing both released and retained.

The Bank provides trust and investment management services as trustee under wills and trust agreements; as executor or administrator of estates; as a provider of agency, custodial and management investment services to individuals and institutions; and as a trustee for employee benefit plans. In 2000, the Corporation acquired Phoenix Investment Management Company, Inc. (“Phoenix”), an independent investment advisory firm located in Providence, Rhode Island. Phoenix operates under its own name as a division of the Bank. Phoenix provides investment advisory services including asset allocation analysis and equity, fixed income and balanced portfolio management. The total market value of trust and investment management assets under administration, including Phoenix, amounted to $1.7 billion and $1.5 billion as of December 31, 2003 and 2002, respectively.

The following is a summary of recurring sources of income, which excludes net realized gains on securities and the 1999 net gain on the sale of the credit card portfolio, as a percentage of total income (net interest income plus recurring noninterest income) during the past five years:

	2003	2002	2001	2000	1999

Net interest income	65%	66%	65%	67%	67%
Trust and investment management fees	14	15	17	19	17
Other noninterest income	21	19	18	14	16

Total income	100%	100%	100%	100%	100%

On April 16, 2002, the Corporation completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank. The results of First Financial Corp.‘s operations have been included in the Corporation’s Consolidated Statements of Income since that date. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Corporation closed the Richmond and North Kingstown branches and consolidated them into existing Bank branches in May 2002.

Market Area and Competition

The Bank’s market area includes Washington County and portions of Providence and Kent Counties in Rhode Island, as well as a portion of New London County in Connecticut. The Bank operates seventeen banking offices in these Rhode Island and Connecticut counties. The locations of the banking offices are as follows:

Westerly, RI (three locations) (1)	Wakefield, RI (1)
Richmond, RI (1)	North Kingstown, RI (1)
Charlestown, RI (1)	Warwick (2)
New Shoreham (Block Island), RI (1)	Cranston, RI (3)
Narragansett, RI (two locations) (1)	Providence, RI (two locations) (3) (4)
Mystic, CT (three locations)

(1) Located in Washington County.
(2)  Located in Kent County.
(3) Located in Providence County.
(4) The Bank has a full service branch as well as a trust/investment management office located in Providence, RI.

The Bank’s banking offices in Charlestown and on Block Island are the only bank facilities in those two Rhode Island communities.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences.

The Bank operates ten of its banking offices in Washington County, Rhode Island. The Bank had 48% of total deposits reported by all financial institutions for Washington County as of June 30, 2003. The closest competitor held 30%, and the second closest competitor held 12% of total deposits in Washington County. The Corporation believes that being the largest commercial banking institution headquartered within this market area provides a competitive advantage over other financial institutions. With the April 2002 acquisition of First Financial Corp., the Bank added two locations in Providence County. In addition, a full-service Bank branch office in Warwick, Rhode Island was opened in the second quarter of 2003, which expanded the Bank’s market area into Kent County.

The Bank has a marketing department that is responsible for the review of existing products and services and the development and promotion of new products and services.

Employees

As of December 31, 2003 the Corporation had 449 employees, of which 397 were full-time and 52 were part-time.

Supervision and Regulation

General — The business in which the Corporation is engaged is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other agencies of federal and state government. The supervisory and regulatory activities of these authorities are often intended primarily for the protection of customers or are aimed at carrying out broad public policy goals that may not be directly related to the financial services provided by the Corporation, nor intended for the protection of the Bancorp’s shareholders. To the extent that the following information describes statutory and regulatory provisions, it is qualified in its entirety by reference to the particular statutory and regulatory provisions. Proposals to change regulations and laws that affect the banking industry are frequently raised at the federal and state level. The potential impact on the Corporation of any future revisions to the supervisory or regulatory structure cannot be determined.

The Bancorp and the Bank are required by various authorities to file extensive periodic reports of financial and other information and such other reports that the regulatory and supervisory authorities may require. The Corporation is also subject to the reporting and other requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

As a registered bank holding company, the Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHC Act”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and the State of Rhode Island, Department of Business Regulation, Division of Banking (the “Division”). The BHC Act requires that the Bancorp obtain prior approval of the Federal Reserve Board to acquire substantially all of the assets of a bank, to acquire direct or indirect ownership or control of more than 5% of any class of voting securities of any bank, or increasing such ownership or control of any bank or merging or consolidating with any bank holding company. Provided that the Bancorp does not become a “financial holding company” under the Gramm-Leach-Bliley Act (as discussed later in this section), the BHC Act also requires that the Bancorp obtain prior approval of the Federal Reserve Board to acquire more than 5% of any class of voting securities of certain nonbank entities and restricts the activities of the Bancorp to those closely related to banking. The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHC Act or orders or regulations thereunder, to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Federal law also regulates transactions between the Bancorp and the Bank, including loans or extensions of credit.

The Bank is subject to the supervision of, and examination by, the FDIC, the Division and the State of Connecticut, Department of Banking, in which the Bank has established branches. The Bank is also subject to various Rhode Island and Connecticut business and banking regulations.

The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund – member institutions. The FDIC has established a risk-based assessment system under which institutions are classified, and generally pay premiums according to their perceived risk to the federal deposit insurance funds.

Transactions with Affiliates – Effective April 1, 2003, the Federal Reserve Board adopted a final rule to implement comprehensively Sections 23A and 23B of the Federal Reserve Act. This rule, among other requirements, specifies that derivative transactions are subject to Section 23B (including use of daily marks and two way collateralization) but generally not to Section 23A, except that derivatives in which the Bank provides credit protection to a non-affiliate on behalf of an affiliate will be treated as a guarantee for purposes of Section 23A. The rule also requires banks to establish policies and procedures to monitor credit exposure to affiliates. The Federal Reserve Board treats derivatives in which a bank provides credit protection to a non-affiliate with respect to an obligation of an affiliate or a guarantee of an obligation of an affiliate subject to regulation under the rule.

Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”) — Among other things, FDICIA requires the federal banking regulators to take prompt corrective action with respect to depository institutions that do not meet minimum capital requirements.

FDICIA established five capital tiers, ranging from “well-capitalized” to “critically undercapitalized.” A depository institution is well-capitalized if it significantly exceeds the minimum level required by regulation for each relevant capital measure. Under FDICIA, an institution that is not well-capitalized is generally prohibited from accepting brokered deposits and offering interest rates on deposits higher than the prevailing rate in its market. At December 31, 2003, the Bank’s capital ratios placed it in the well-capitalized category. Reference is made to Note 18 to the Corporation’s Consolidated Financial Statements for additional discussion of the Corporation’s regulatory capital requirements.

Another primary purpose of FDICIA was to recapitalize the Bank Insurance Fund (“BIF”). The FDIC adopted a risk-related premium system for the assessment period beginning January 1, 1993. Under this new system, each institution’s assessment rate is based on its capital ratios in combination with a supervisory evaluation of the risk the institution poses to the BIF. Banks deemed to be well-capitalized and who pose the lowest risk to the BIF will pay the lowest assessment rates, while undercapitalized banks, which present the highest risk, will pay the highest rates. The Corporation cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

FDICIA contained other significant provisions that require the federal banking regulators to establish standards for safety and soundness for depository institutions and their holding companies in three areas: (i) operational and managerial; (ii) asset quality, earnings and stock valuation; and (iii) management compensation. The legislation also required that risk-based capital requirements contain provisions for interest rate risk, credit risk and risks of nontraditional activities. FDICIA also imposed expanded accounting and audit reporting requirements for depository institutions. In addition, FDICIA imposed numerous restrictions on state-chartered banks, including those that generally limit investments and activities to those permitted to national banks, and contained several consumer banking law provisions.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) — The Interstate Act permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve Board, to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. Rhode Island and Connecticut, the two states in which the Corporation conducts banking operations, have adopted legislation to “opt in” to interstate merger and branching provisions that effectively eliminated state law barriers.

Gramm-Leach-Bliley Act — The Gramm-Leach-Bliley Act of 1999 (the “GLBA”) established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHC Act framework to permit bank holding companies that qualify and elect to be treated as financial holding companies to engage in a range of financial activities broader than would be permissible for traditional bank holding companies, such as the Bancorp, that have not elected to be treated as financial holding companies. “Financial activities” is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the GLBA and its implementing regulations:

•	repeal historical restrictions on, and eliminate many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

•	permit investment in non-financial enterprises, subject to significant operational, holding period and other restrictions;

•	provide a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

•	broaden the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	require all financial institutions to provide notice of their privacy policies at specified times to their retail customers and consumers of their financial products or services, and permit retail customers and consumers, under certain circumstances, to prohibit financial institutions from sharing certain nonpublic personal information pertaining to them by opting out of such sharing;

•	establish guidelines for safeguarding the security, confidentiality and integrity of customer information;
•	adopt a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank (“FHLB”) system;

•	modify the laws governing the implementation of the Community Reinvestment Act of 1977 (“CRA”); and

•	address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order to elect to become a financial holding company and engage in a broader array of activities, a bank holding company, such as the Bancorp, must meet certain tests and file an election form with the Federal Reserve Board. To qualify, all of a bank holding company’s subsidiary banks must be well-capitalized and well-managed, as
- 7 -

measured by regulatory guidelines. In addition, to engage in the new activities each of the bank holding company’s subsidiary banks must have been rated “satisfactory” or better in its most recent federal CRA evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board, which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Bancorp has no immediate plans to elect to become a financial holding company.

Customer Information Security – The Federal Reserve Board, the FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding nonpublic personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy – The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires the financial institution to explain to consumers its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, the financial institution is prohibited from disclosing such information except as provided in its policies and procedures.

USA Patriot Act – The USA Patriot Act of 2001 (the “Patriot Act”), designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, together with the regulations implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies or procedures with respect to, among other matters, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHC Act or the Bank Merger Act.

Dividend Restrictions — The Bancorp’s revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 18 to the Corporation’s Consolidated Financial Statements for additional discussion of the Corporation’s ability to pay dividends.

Capital Guidelines — Regulatory guidelines have been established that require bank holding companies and banks to maintain minimum ratios of capital to risk-adjusted assets. Banks are required to have minimum core capital (Tier 1) of 4% and total risk-adjusted capital (Tier 1 and Tier 2) of 8%. For the Corporation, Tier 1 capital is essentially equal to shareholders’ equity excluding the net unrealized gain (loss) on securities available for sale. Tier 2 capital consists of a portion of the allowance for loan losses (limited to 1.25% of total risk-weighted assets). As of December 31, 2003, the Corporation’s net risk-weighted assets amounted to $1.1 billion, its Tier 1 capital ratio was 10.00% and its total risk-based capital ratio was 11.57%.

The Tier 1 leverage ratio is defined as Tier 1 capital (as defined under the risk-based capital guidelines) divided by average assets (net of intangible assets and excluding the effects of accounting for securities available for sale under SFAS No. 115). The minimum leverage ratio is 3% for bank holding companies that do not anticipate significant growth and that have well-diversified risk (including no undue interest rate risk), excellent asset quality, high liquidity and strong earnings. Other bank holding companies are expected to have ratios of at least 4 - 5%, depending on their particular condition and growth plans. Higher capital ratios could be required if warranted by the particular circumstances or risk profile of a given bank holding company. The Corporation’s Tier 1 leverage ratio was 5.65% as of December 31, 2003. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 leverage capital ratio applicable to it.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) — Sarbanes-Oxley implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as Bancorp) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

•	The creation of an independent accounting oversight board;

•	Auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

•	Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;

•	The forfeiture of bonuses or other incentive-based compensation and profits from the sale of an issuer’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

•	An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors;

•	Requirements that audit committee members must be independent and are barred from accepting consulting, advisory or other compensatory fees from the issuer;

•	Requirements that companies disclose whether at least one member of the audit committee is a ‘financial expert’ (as such term is defined by the SEC) and if not, why not;

•	Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

•	A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on nonpreferential terms and in compliance with other bank regulatory requirements;

•	Disclosure of a code of ethics and filing a Form 8-K for a change or waiver of such code; and

•	A range of enhanced penalties for fraud and other violations.

The Corporation is monitoring the status of other related ongoing rulemaking by the SEC and other regulatory entities. Currently, management believes that the Corporation is in compliance with the rulemaking promulgated to date.

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

Reductions in Deposit Levels Necessitating Increased Borrowing to Fund Loans and Investments

The Bank’s principal source of funding is deposits and borrowings. As a general matter, deposits are a lower cost source of funds than borrowings, because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the level of the Bank’s deposits were to decline relative to the total sources of funds, the Bank may have to rely more heavily on higher cost borrowings in the future.

Our Allowance for Loan Losses May Not Be Adequate to Cover Actual Loan Losses

We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results, and may also cause us to increase the allowance in the future. Further, our net income would decrease if we had to add additional amounts to our allowance for loan losses. In addition to general real estate and economic factors, the following factors could affect our ability to collect our loans and require us to increase the allowance in the future:

•	Regional credit concentration — We are exposed to real estate and economic factors in southern New England, primarily Rhode Island and to a lesser extent Connecticut and Massachusetts, because virtually our entire loan portfolio is concentrated among borrowers in these markets. Further, because a substantial portion of our loan portfolio is secured by real estate in this area, including most consumer loans and those commercial loans not specifically classified as commercial mortgages, the value of our collateral is also subject to regional real estate market conditions.

•	Industry concentration — A portion of our loan portfolio consists of loans to the hospitality and tourism industry. Loans to companies in this industry may have a somewhat higher risk of loss than some other industries because these businesses are seasonal, with a substantial portion of commerce concentrated in the summer season. Accordingly, the ability of borrowers to meet their repayment terms is more dependent on economic, climate and other conditions and may be subject to a higher degree of volatility from year to year.

For a more detailed discussion on the allowance for loan losses, see additional information disclosed in Item 7 under the caption “Application of Critical Accounting Policies and Estimates.”

We May Not Be Able to Compete Effectively Against Larger Financial Institutions in Our Increasingly Competitive Industry

The financial services industry in our market has experienced both significant concentration and deregulation. This means that we compete with larger bank and non-bank financial institutions for loans and deposits as well as other sources of funding in the communities we serve, and we will likely face even greater competition in the future as a result of recent federal legislative changes. Many of our competitors have significantly greater resources and lending limits than we have. As a result of those greater resources, the large financial institutions that we compete with may be able to provide a broader range of services to their customers and may be able to afford newer and more sophisticated technology. Our long-term success depends on the ability of the Bank to compete successfully with other financial institutions in their service areas.

Changes in Legislation and/or Regulation and Accounting Principles, Policies and Guidelines

Changes in legislation and/or regulation governing financial holding companies and their subsidiaries could affect our operations. The Corporation is subject to extensive federal and state laws and regulations and is subject to supervision, regulation and examination by various federal and state bank regulatory agencies. The restrictions imposed by such laws and regulations limit the manner in which the Bancorp and the Bank may conduct business. There can be no assurance that any modification of these laws and regulations, or new legislation that may be enacted in the future, will not make compliance more difficult or expensive, or otherwise adversely affect the operations of the Corporation. See “Supervision and Regulation” on page 5 of this report.

Changes in accounting principles generally accepted in the United States applicable to the Corporation could have a material impact on the Corporation’s reported results of operations. While such changes may not have an economic impact on the business of the Corporation, these changes could affect the attainment of the current measures of the Corporation’s financial goals.

Limited Trading Activity in Our Common Stock Could Cause the Price of Our Shares to Decline

While our common stock is listed and traded on the Nasdaq National Market, there has only been limited trading activity in our common stock. The average daily trading volume of our common stock over the twelve-month period ended December 31, 2003 was approximately 14,397 shares. Accordingly, sales of a significant number of shares of common stock may adversely affect the market price of our common stock.

GUIDE 3 STATISTICAL DISCLOSURES

The following tables contain additional consolidated statistical data about the Corporation, to be read in conjunction with the Notes to the Consolidated Financial Statements.

I.	DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

A.

Average balance sheets are presented under the caption “Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)” of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Nonaccrual loans are included in average loan balances. Average balances are based upon daily averages.

B.

An analysis of net interest earnings, including interest earned and paid, average yields and costs, and net yield on interest-earning assets, is presented under the caption “Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)” of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Interest income is reported on the fully taxable-equivalent basis. Tax exempt income is converted to a fully taxable equivalent basis using the statutory federal income tax rate. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Interest on nonaccrual loans is included in the analysis of net interest earnings to the extent that such interest income has been recognized in the Consolidated Statements of Income. See Guide 3 Statistical Disclosures — Item III.C.1.

C.

An analysis of rate/volume changes in interest income and interest expense is presented under the caption “Volume/Rate Analysis — Interest Income and Expense (Fully Taxable Equivalent Basis)” of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The net change attributable to both volume and rate has been allocated proportionately.

II.	SECURITIES AVAILABLE FOR SALE AND SECURITIES HELD TO MATURITY

A.	The carrying amounts of securities as of the dates indicated are presented in the following tables:
- 11 -

(Dollars in thousands) December 31,	2003	2002	2001

Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$99,094	$77,973	$66,715
Mortgage-backed securities	464,825	386,747	300,050
Corporate bonds	79,938	66,435	64,149
Corporate stocks	29,988	22,401	23,042

Total securities available for sale	$673,845	$553,556	$453,956

(Dollars in thousands)
December 31,	2003	2002	2001

Securities Held to Maturity:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$8,000	$3,000	$8,311
Mortgage-backed securities	143,162	220,711	146,702
States and political subdivisions	14,414	18,566	20,092

Total securities held to maturity	$165,576	$242,277	$175,105

B.

Maturities of debt securities as of December 31, 2003 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated prepayments. Yields on tax exempt obligations are not computed on a tax equivalent basis.

(Dollars in thousands)	Due in 1 Year or Less	After 1 Year but within 5 Years	After 5 Years but within 10 Years	After 10 Years	Totals

Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies:
Amortized cost	$51,169	$46,707	$—	$—	$97,876
Weighted average yield	4.42%	3.67%	—	—	4.06%

Mortgage-backed securities:
Amortized cost	121,429	215,570	123,894	3,245	464,138
Weighted average yield	3.48%	3.91%	2.96%	3.88%	3.54%
Corporate bonds:
Amortized cost	18,469	23,780	9,071	27,855	79,175
Weighted average yield	5.53%	3.42%	5.21%	1.86%	3.57%

Total debt securities:
Amortized cost	$191,067	$286,057	$132,965	$31,100	$641,189
Weighted average yield	3.93%	3.83%	3.11%	2.07%	3.62%

Fair value	$191,911	$287,104	$133,308	$31,534	$643,857

- 12 -
(Dollars in thousands)	Due in 1 Year or Less	After 1 Year but within 5 Years	After 5 Years but within 10 Years	After 10 Years	Totals

Securities Held to Maturity:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies:
Amortized cost	$8,000	$—	$—	$—	$8,000
Weighted average yield	3.75%	—	—	—	3.75%

Mortgage-backed securities:
Amortized cost	36,834	75,696	30,632	—	143,162
Weighted average yield	5.76%	5.06%	2.86%	—	4.77%

States and political subdivisions:
Amortized cost	4,168	10,246	—	—	14,414
Weighted average yield	4.10%	3.98%	—	—	4.01%

Total debt securities:
Amortized cost	$49,002	$85,942	$30,632	$—	$165,576
Weighted average yield	5.29%	4.93%	2.86%	—	4.66%

Fair value	$50,018	$88,079	$31,304	$—	$169,401

C. Not applicable.

III. LOAN PORTFOLIO

A.	The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)

December 31,	2003	2002	2001	2000	1999

Commercial:
Mortgages	$227,334	$197,814	$118,999	$121,817	$113,719
Construction and development	12,486	10,337	1,930	2,809	2,902
Other (1)	168,657	174,018	139,704	115,202	115,739

Total commercial	408,477	382,169	260,633	239,828	232,360
Residential real estate:
Mortgages	375,706	269,548	223,681	236,595	212,719
Homeowner construction	14,149	11,338	11,678	14,344	12,995

Total residential real estate	389,855	280,886	235,359	250,939	225,714

Consumer:
Home equity lines	116,458	81,503	56,410	45,635	33,814
Other (2)	46,191	50,568	53,243	60,753	57,137

Total consumer loans	162,649	132,071	109,653	106,388	90,951

Total loans	$960,981	$795,126	$605,645	$597,155	$549,025

(1)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(2)	Fixed rate home equity loans and other consumer installment loans.
- 13 -

B.	An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2003 follows:

(Dollars in thousands)
Matures in:	One Year or Less	One to Five Years	After Five Years	Totals

Construction and development (1)	$4,362	$4,513	$17,760	$26,635
Commercial - other	69,747	67,395	31,515	168,657

	$74,109	$71,908	$49,275	$195,292

(1)

Includes homeowner construction and commercial construction and development. Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Sensitivity to changes in interest rates for all such loans due after one year is as follows:

(Dollars in thousands)	Predetermined Rates	Floating or Adjustable Rates	Totals

Principal due after one year	$ 78,847	$ 42,336	$ 121,183

C.	Risk Elements

Reference is made to the caption “Asset Quality” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Included therein is a discussion of the Corporation’s credit review and accounting practices, as well as information relevant to nonperforming assets at December 31, 2003.

1.	Nonaccrual, Past Due and Restructured Loans

	a)	Nonaccrual loans as of the dates indicated were as follows:

(Dollars in thousands)
December 31,	2003	2002	2001	2000	1999

	$2,743	$4,177	$3,827	$3,434	$3,798

Loans, with the exception of certain well-secured residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued, but not collected on such loans is reversed against current period income. Cash receipts on nonaccrual loans are recorded as interest income or as a reduction of principal if full collection of the loan is doubtful or if impairment of the collateral is identified. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

For the year ended December 31, 2003, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $232 thousand. Interest recognized on these loans amounted to approximately $196 thousand.
- 14 -
There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2003.

b)	Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:

(Dollars in thousands)
December 31,	2003	2002	2001	2000	1999

	$—	$—	$—	$393	$120

c)	Restructured accruing loans for the dates indicated were as follows:

(Dollars in thousands)
December 31,	2003	2002	2001	2000	1999

	$—	$—	$—	$—	$446

Restructured accruing loans include those for which concessions, such as reduction of interest rates other than normal market rate adjustments or deferral of principal or interest payments, have been granted due to a borrower’s financial condition. Interest on restructured loans is accrued at the reduced rate.

2.	Potential Problem Loans

The Corporation classifies certain loans as “substandard,” doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2003. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in Section III.C.1 above. At December 31, 2003, potential problem loans amounted to approximately $10.4 million. The Corporation’s loan policy provides guidelines for the review of such loans in order to facilitate collection.

Depending on future events, these potential problem loans, and others not currently identified, could be classified as nonperforming in the future.

3.	Foreign Outstandings None.

4.	Loan Concentrations

The Corporation has no concentration of loans that exceed 10% of its total loans except as disclosed by types of loan in Section III.A.

D.	Other Interest-Bearing Assets None.
- 15 -
IV.	SUMMARY OF LOAN LOSS EXPERIENCE

A.	The allowance for loan losses is management’s best estimate of probable credit losses in the loan portfolio that have been incurred as of the balance sheet date. The level of the allowance is based on management’s ongoing review of the growth and composition of the loan portfolio, net charge-off experience, current and expected economic conditions, and other pertinent factors. Loans (or portions thereof) deemed to be uncollectible are charged against the allowance and recoveries of amounts previously charged off are added to the allowance. Loss experience on loans is presented in the following table for the years indicated:

(Dollars in thousands)
December 31,	2003	2002	2001	2000	1999

Balance at beginning of year	$15,487	$13,593	$13,135	$12,349	$10,966

Charge-offs:
Commercial:
Mortgages	—	27	122	61	170
Construction and development	—	—	—	—	119
Other	200	284	121	144	304
Residential:
Mortgages	—	29	—	65	—
Homeowner construction	—	—	—	—	23
Consumer	94	157	190	413	351

Total charge-offs	294	497	433	683	967

Recoveries:
Commercial:
Mortgages	17	72	—	53	44
Construction and development	—	—	—	—	—
Other	177	—	273	157	202
Residential:
Mortgages	—	—	15	46	135
Homeowner construction	—	—	—	—	1
Consumer	67	90	53	63	128

Total recoveries	261	162	341	319	510

Net charge-offs	33	335	92	364	457
Allowance on acquired loans	—	1,829	—	—	—
Additions charged to earnings	460	400	550	1,150	1,840

Balance at end of year	$15,914	$15,487	$13,593	$13,135	$12,349

Net charge-offs to average loans	—%	.05%	.02%	.06%	.09%

- 16 -
B.	The following table presents the allocation of the allowance for loan losses:

(Dollars in thousands)
December 31,	2003	2002	2001	2000	1999

Commercial:
Mortgages	$4,102	$3,161	$2,195	$2,316	$1,920
% of these loans to all loans	23.7%	24.9%	19.6%	20.4%	20.7%

Construction and development	294	243	33	55	56
% of these loans to all loans	1.3%	1.3%	.3%	.5%	.5%

Other	3,248	2,832	3,024	2,250	1,979
% of these loans to all loans	17.6%	21.9%	23.1%	19.3%	21.1%

Residential:
Mortgages	1,965	1,457	1,230	1,286	1,165
% of these loans to all loans	39.0%	33.9%	36.9%	39.6%	38.7%

Homeowner construction	74	61	64	78	71
% of these loans to all loans	1.5%	1.4%	2.0%	2.4%	2.4%

Consumer	1,507	1,305	1,222	1,295	1,155
% of these loans to all loans	16.9%	16.6%	18.1%	17.8%	16.6%

Unallocated	4,724	6,428	5,825	5,855	6,003

Balance at end of year	$15,914	$15,487	$13,593	$13,135	$12,349
	100.0%	100.0%	100.0%	100.0%	100.0%

V.	DEPOSITS

A.	Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

(Dollars in thousands)	2003		2002		2001

	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid	Average Amount	Average Rate Paid

Demand deposits	$174,338	—	$149,382	—	$114,844	—
Savings deposits:
Regular	269,927.80%		218,144	1.72%	128,765	1.74%
NOW	134,432.24%		106,188.53%		88,097.62%
Money market	74,435.98%		75,216	1.70%	72,498	3.22%

Total savings	478,794.67%		399,548	1.40%	289,360	1.77%
Time deposits	485,126	3.16%	454,239	3.69%	360,167	5.24%

Total deposits	$1,138,258	1.63%	$1,003,169	2.23%	$764,371	3.14%

B.	Not Applicable.

C.	Not Applicable.
- 17 -

D.	The maturity schedule of time deposits in amounts of $100 thousand or more at December 31, 2003 was as follows:

(Dollars in thousands)		Over 3	Over 6
Time remaining until maturity	3 months or less	through 6 months	through 12 months	Over 12 months	Totals

	$30,978	$24,931	$17,034	$142,453	$215,396

E.	Not Applicable.

VI.	RETURN ON EQUITY AND ASSETS

	2003	2002	2001

Return on average assets	1.03%	1.07%	1.01%
Return on average shareholders’ equity	14.15%	14.25%	13.86%
Dividend payout ratio (1)	43.97%	43.08%	48.60%
Average equity to average total assets	7.24%	7.50%	7.28%

(1) Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

VII.	SHORT-TERM BORROWINGS

Not Applicable.

ITEM 2. PROPERTIES

The Corporation conducts its business from its corporate headquarters and other properties listed below all of which are considered to be in good condition and adequate for the purposes for which they are used. The following table sets forth certain information relating to bank premises owned or used by the Corporation in conducting its business:

Location	Description	Own/Lease Expiration Date

23 Broad Street, Westerly, RI	Corporate headquarters	Own
126 Franklin Street, Westerly, RI	Branch office	Own
1200 Main Street, Wyoming (Richmond), RI	Branch office	Own
4137 Old Post Road, Charlestown, RI	Branch office	Own
730 Kingstown Road, Wakefield, RI	Branch office	Lease / 2005 (1)
20 Point Judith Road, Narragansett, RI	Branch office	Own
885 Boston Neck Road, Narragansett, RI	Branch office	Own
Ocean Avenue, New Shoreham (Block Island), RI	Branch office	Lease / 2006 (1)
7625 Post Road, North Kingstown, RI	Branch office	Own
236 Centerville Road, Warwick, RI	Branch office	Own
645 Reservoir Avenue, Cranston, RI	Branch office	Own & Lease (2)
180 Washington Street, Providence RI	Branch office	Own
Olde Mistick Village, 27 Coogan Boulevard, Mystic, CT	Branch office	Lease / 2008 (1)
McQuades Marketplace, Main Street, Westerly, RI	Supermarket branch	Lease / 2007 (1)
McQuades Marketplace, 10 Clara Drive, Mystic, CT	Supermarket branch	Lease / 2007 (1)
A & P Super Market, Route 1, Mystic, CT	Supermarket branch	Lease / 2005 (1)
66 South Main Street, Providence, RI	Trust and investment services office	Lease / 2004 (1)
5 Ledward Avenue, Westerly, RI	Operations facility	Lease / 2004 (1)
2 Crosswind Road, Westerly, RI	Operations facility	Own

(1)	Lease may be extended by the Corporation beyond the indicated expiration date.
(2)	Owned building on leased land. Lease expiration date is May 2009.
- 18 -
In addition to the facilities listed in the previous table, the Bank has five owned offsite-ATMs in leased spaces. The terms of these leases are negotiated annually.

ITEM 3. LEGAL PROCEEDINGS

Read & Lundy Matter — In June 1999 a lawsuit was filed against First Bank and Trust Company (“First Bank”) in Providence County, Rhode Island Superior Court (the “Action”) by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, “the Plaintiffs”). The original complaint alleged claims against First Bank for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank’s 1996 loan to a third party company. The Plaintiffs alleged that the loan to the third party company enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy’s profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act. The Bank was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank.

The Plaintiffs had previously filed a suit in the same court in 1996 against the third party company and its founder. First Bank was not a party to this suit. In September 2001, judgment was entered against the third party company and its founder in favor of the Plaintiffs for approximately $1.6 million in compensatory and punitive damages, including pre-judgment interest.

The Plaintiffs contended in the Action that the Bank, as an alleged co-conspirator of the third party company, was liable for this entire amount, none of which was collected from the third party company. The Plaintiffs also sought additional compensatory damages and other costs allegedly arising after the third party trial. Including interest, it is estimated that the amount of the claim against the Bank was approximately $2.0 million.

The Bank vigorously defended the Action and in December 2002 obtained a judgment in its favor and a dismissal of the Action on all counts by way of summary judgment motion. Plaintiffs appealed the judgment to the Rhode Island Supreme Court in December 2002. In January 2004, the Rhode Island Supreme Court affirmed the December 2002 summary judgment. The matter is now dismissed. During the litigation period, Management believed, based on its review of the development of the matter with counsel, that the Bank had meritorious defenses in the Action. Consequently, no loss provision was recorded.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2003.
- 19 -
EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a list of all executive officers of the Bancorp and the Bank with their titles, ages, and length of service, followed by certain biographical information.

Name	Title	Age	Years of Service

John C. Warren	Chairman and Chief Executive Officer of the Bancorp and the Bank	58	8
John F. Treanor	President and Chief Operating Officer of the Bancorp and the Bank	56	5
David V. Devault	Executive Vice President, Treasurer and Chief Financial	49	17
	Officer of the Bancorp and the Bank; Secretary of the Bank
Harvey C. Perry II	Senior Vice President and Secretary of the Bancorp;	54	29
	Senior Vice President – Director of Non-Profit Resources of the Bank
Dennis L. Algiere	Senior Vice President – Chief Compliance Officer and Director of	43	9
	Community Affairs, of the Bank
Stephen M. Bessette	Senior Vice President – Retail Lending, of the Bank	56	7
Vernon F. Bliven	Senior Vice President – Human Resources, of the Bank	54	31
Elizabeth B. Eckel	Senior Vice President – Marketing, of the Bank	43	12
William D. Gibson	Senior Vice President – Credit Administration, of the Bank	57	5
Barbara J. Perino, CPA	Senior Vice President – Operations and Technology, of the Bank	42	15
B. Michael Rauh, Jr	Senior Vice President – Corporate Sales Planning and Delivery, of the Bank	44	12
James M. Vesey	Senior Vice President and Chief Credit Officer, of the Bank	56	5

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

Harvey C. Perry II joined the Bank in 1974 and was elected Assistant Trust Officer in 1977, Trust Officer in 1981 and Secretary and Trust Officer in 1982. He was elected Vice President and Secretary of the Bancorp and the Bank in 1984, and Senior Vice President and Secretary of the Bancorp and the Bank in 1990. In 2002, he was appointed Senior Vice President – Director of Non-Profit Resources of the Bank.
- 20 -
Dennis L. Algiere joined the Bank in April 1995 as Compliance Officer. He was named Vice President –Compliance in December 1996 and was promoted to Senior Vice President – Compliance and Community Affairs in September 2001. He was named Senior Vice President – Chief Compliance Officer and Director of Community Affairs in 2003.

Stephen M. Bessette joined the Bank in February 1997 as Senior Vice President – Retail Lending. Prior to joining the Bank he held the position of Executive Vice President at Ameristone Mortgage Corporation since June 1995.

Vernon F. Bliven joined the Bank in 1972 and was elected Assistant Vice President in 1980, Vice President in 1986 and Senior Vice President – Human Resources in 1993.

Elizabeth B. Eckel joined the Bank in 1991 as Director of Advertising and Public Relations. In 1995, she was named Vice President – Marketing. She was promoted to Senior Vice President – Marketing in 2000.

William D. Gibson joined the Bank in March 1999 as Senior Vice President – Credit Administration. Prior to joining the Bank, he served as Senior Vice President of Credit Review and Senior Vice President of Credit and Loan Administration of Citizens Bank since October 1977.

Barbara J. Perino joined the Bank in 1988 as Financial Accounting Officer. She was named Controller in 1989 and Vice President – Controller in 1992. In 1998, she was promoted to Senior Vice President –Operations and Technology.

B. Michael Rauh, Jr. joined the Bank in 1991 as Vice President – Marketing and was promoted in 1993 to Senior Vice President – Retail Banking. He was named Senior Vice President – Corporate Sales Planning and Delivery in 2003.

James M. Vesey joined the Bank in 1998 as Senior Vice President – Commercial Lending. In 2000, he was named Senior Vice President and Chief Credit Officer. Prior to joining the Bank he held the position of Senior Vice President and Director of Business Banking at Citizens Bank since December 1995.
- 21 -

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’s COMMON STOCK, RELATED STOCKHOLDER MATTERS

The Bancorp’s common stock has traded on the Nasdaq National Market since May 1996. Previously, the Bancorp’s stock traded on the Nasdaq Small-Cap Market since June 1992, and had been listed on the Nasdaq Over-The-Counter Market system since June 1987.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2003 and 2002 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter.

2003 Quarters	1	2	3	4

Stock prices:
High	$20.61	$24.17	$28.49	$29.42
Low	19.36	19.80	22.60	23.94
Cash dividend declared per share	$.15	$.15	$.16	$.16

2002 Quarters	1	2	3	4

Stock prices:
High	$19.72	$24.11	$23.83	$21.20
Low	18.00	19.05	19.12	19.10
Cash dividend declared per share	$.14	$.14	$.14	$.14

The Bancorp will continue to review future common stock dividends based on profitability, financial resources and economic conditions. The Bancorp (including the Bank prior to 1984) has recorded consecutive quarterly dividends for over one hundred years.

The Bancorp’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank. A discussion of the restrictions on the advance of funds or payment of dividends to the Bancorp is included in Note 18 to the Consolidated Financial Statements.

At February 27, 2004 there were 2,205 holders of record of the Bancorp’s common stock.

See additional disclosures on Equity Compensation Plan Information in Part III Item 12 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
- 22 -
ITEM 6.	SELECTED FINANCIAL DATA

The following tables represent selected consolidated financial data as of and for the years ended December 31, 2003, 2002, 2001, 2000 and 1999. The selected consolidated financial data is derived from the Corporation’s Consolidated Financial Statements. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information including the Consolidated Financial Statements and related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K.

FIVE YEAR SUMMARY OF SELECTED CONSOLIDATED FINANCIAL DATA

SELECTED OPERATING DATA AND FINANCIAL RATIOS:		(Dollars in thousands)

At or for the years ended December 31,	2003	2002	2001	2000	1999

Financial Results:
Interest income	$86,245	$87,339	$87,527	$85,099	$73,002
Interest expense	37,446	43,057	48,160	47,231	37,394

Net interest income	48,799	44,282	39,367	37,868	35,608
Provision for loan losses	460	400	550	1,150	1,840

Net interest income after
provision for loan losses	48,339	43,882	38,817	36,718	33,768
Noninterest income	26,735	23,258	21,485	19,712	18,826

Net interest and noninterest income	75,074	67,140	60,302	56,430	52,594
Noninterest expense	47,632	42,990	41,653	37,548	35,329

Income before income taxes	27,442	24,150	18,649	18,882	17,265
Income tax expense	8,519	7,393	5,541	5,673	4,754

Net income	$18,923	$16,757	$13,108	$13,209	$12,511

Per share information ($):
Earnings per share:
Basic	1.44	1.32	1.09	1.10	1.05
Diluted	1.41	1.30	1.07	1.09	1.03
Cash dividends declared (1)	.62	.56	.52	.48	.44
Book value	10.46	9.87	8.15	7.43	6.55
Market value - closing stock price	26.20	19.53	19.00	14.00	17.75

Performance Ratios (%):
Return on average assets	1.03	1.07	1.01	1.14	1.19
Return on average shareholders’ equity	14.15	14.25	13.86	16.14	15.73
Dividend payout ratio (2)	43.97	43.08	48.60	44.04	42.72

Asset Quality Ratios (%):
Nonperforming loans to total loans	.29	.53	.63	.58	.69
Nonperforming assets to total assets	.14	.24	.28	.28	.35
Allowance for loan losses to nonaccrual loans	580.17	370.78	355.20	382.50	325.15
Allowance for loan losses to total loans	1.66	1.95	2.24	2.20	2.25
Net charge-offs to average total loans	—	.05	.02	.06	.09

Capital Ratios (%):
Total equity to total assets	6.99	7.37	7.19	7.32	7.07
Tier 1 leverage capital ratio	5.65	5.63	6.84	7.08	7.22
Total risk-based capital ratio	11.57	11.55	14.22	14.35	14.38

(1)	Represents historical per share dividends declared by the Bancorp.
(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share, restated as a result of the 1999 and 2000 acquisitions of Pier Bank Inc. and Phoenix, respectively, which were accounted for under the pooling of interests method.
- 23 -
SELECTED BALANCE SHEET DATA:			(Dollars in thousands)

December 31,	2003	2002	2001	2000	1999

Financial Condition:
Cash and cash equivalents	$61,110	$51,048	$50,899	$43,860	$44,520
Total securities	839,421	795,833	629,061	511,526	446,803
FHLB stock	31,464	24,582	23,491	19,558	17,627
Net loans	945,067	779,639	592,052	584,020	536,676
Goodwill and other intangibles	24,544	25,260	669	799	928
Other	72,201	69,299	66,057	58,304	59,051

Total assets	$1,973,807	$1,745,661	$1,362,229	$1,218,067	$1,105,605

Deposits	$1,206,141	$1,110,493	$816,876	$735,684	$660,753
FHLB advances	607,104	480,080	431,490	377,362	352,548
Other borrowings	2,311	9,183	2,087	3,227	4,209
Other liabilities	20,196	17,184	13,839	12,608	9,928
Shareholders’ equity	138,055	128,721	97,937	89,186	78,167

Total liabilities and shareholders’ equity	$1,973,807	$1,745,661	$1,362,229	$1,218,067	$1,105,605

Asset Quality:
Nonaccrual loans	$2,743	$4,177	$3,827	$3,434	$3,798
Other real estate owned, net	11	86	30	9	49

Total nonperforming assets	$2,754	$4,263	$3,857	$3,443	$3,847

- 24 -
SELECTED QUARTERLY FINANCIAL DATA			(Dollars in thousands)

2003	Q1	Q2	Q3	Q4	Year

Interest income:
Interest and fees on loans	$12,646	$12,853	$12,568	$13,536	$51,603
Income from securities	8,555	8,333	7,592	7,950	32,430
Dividends on corporate stock and FHLB stock	487	531	528	535	2,081
Interest on federal funds sold
and other short-term investments	37	39	35	20	131

Total interest income	21,725	21,756	20,723	22,041	86,245

Interest expense:
Savings deposits	950	880	724	667	3,221
Time deposits	3,934	3,799	3,740	3,860	15,333
FHLB advances	4,893	4,777	4,514	4,635	18,819
Other	19	18	18	18	73

Total interest expense	9,796	9,474	8,996	9,180	37,446

Net interest income	11,929	12,282	11,727	12,861	48,799
Provision for loan losses	100	160	100	100	460

Net interest income after provision for loan losses	11,829	12,122	11,627	12,761	48,339

Noninterest income:
Trust and investment management	2,533	2,744	2,692	2,800	10,769
Service charges on deposit accounts	1,100	1,348	1,242	1,230	4,920
Net gains on loan sales	1,238	1,441	1,383	628	4,690
Merchant processing fees	457	862	1,412	679	3,410
Income from bank-owned life insurance	284	263	298	316	1,161
Net realized gains on securities	230	400	—	—	630
Other income	191	297	420	247	1,155

Total noninterest income	6,033	7,355	7,447	5,900	26,735

Noninterest expense:
Salaries and employee benefits	6,534	6,619	6,974	6,818	26,945
Net occupancy	762	736	671	810	2,979
Equipment	837	837	830	876	3,380
Merchant processing costs	362	683	1,139	532	2,716
Legal, audit and professional fees	305	281	394	252	1,242
Advertising and promotion	270	542	261	367	1,440
Outsourced services	371	325	328	309	1,333
Debt prepayment penalties	—	941	—	—	941
Amortization of intangibles	180	179	180	180	719
Other	1,357	1,705	1,413	1,472	5,937

Total noninterest expense	10,978	12,848	12,190	11,616	47,632

Income before income taxes	6,884	6,629	6,884	7,045	27,442
Income tax expense	2,134	2,055	2,144	2,186	8,519

Net income	$4,750	$4,574	$4,740	$4,859	$18,923

Weighted average shares outstanding - basic	13,059.3	13,089.4	13,133.8	13,172.3	13,114.1
Weighted average shares outstanding - diluted	13,230.2	13,304.9	13,486.8	13,538.9	13,393.6
Per share information:
Basic earnings per share	$.36	$.35	$.36	$.37	$1.44
Diluted earnings per share	$.36	$.34	$.35	$.36	$1.41
Cash dividends declared per share	$.15	$.15	$.16	$.16	$.62
- 25 -
SELECTED QUARTERLY FINANCIAL DATA		(Dollars in thousands)

2002	Q1	Q2	Q3	Q4	Year

Interest income:
Interest and fees on loans	$10,981	$12,823	$12,958	$12,814	$49,576
Income from securities	8,188	9,307	9,342	8,734	35,571
Dividends on corporate stock and FHLB stock	483	497	500	493	1,973
Interest on federal funds sold
and other short-term investments	62	46	63	48	219

Total interest income	19,714	22,673	22,863	22,089	87,339

Interest expense:
Savings deposits	971	1,182	1,773	1,672	5,598
Time deposits	4,123	4,340	4,161	4,152	16,776
FHLB advances	5,219	5,510	4,963	4,904	20,596
Other	17	20	28	22	87

Total interest expense	10,330	11,052	10,925	10,750	43,057

Net interest income	9,384	11,621	11,938	11,339	44,282
Provision for loan losses	100	100	100	100	400

Net interest income after provision for loan losses	9,284	11,521	11,838	11,239	43,882
Noninterest income:
Trust and investment management	2,565	2,667	2,468	2,471	10,171
Service charges on deposit accounts	827	975	986	999	3,787
Net gains on loan sales	516	398	608	1,362	2,884
Merchant processing fees	446	776	1,221	559	3,002
Income from bank-owned life insurance	288	285	291	291	1,155
Net realized gains (losses) on securities	291	381	(52)	58	678
Other income	295	303	507	476	1,581

Total noninterest income	5,228	5,785	6,029	6,216	23,258

Noninterest expense:
Salaries and employee benefits	5,575	6,008	6,047	6,163	23,793
Net occupancy	625	670	675	724	2,694
Equipment	785	798	887	863	3,333
Merchant processing costs	357	614	965	455	2,391
Legal, audit and professional fees	173	221	815	684	1,893
Advertising and promotion	240	436	271	233	1,180
Outsourced services	261	266	245	305	1,077
Amortization of intangibles	32	189	220	210	651
Acquisition related expenses	—	605	—	—	605
Other	1,116	1,667	1,204	1,386	5,373

Total noninterest expense	9,164	11,474	11,329	11,023	42,990

Income before income taxes	5,348	5,832	6,538	6,432	24,150
Income tax expense	1,604	1,808	2,027	1,954	7,393

Net income	$3,744	$4,024	$4,511	$4,478	$16,757

Weighted average shares outstanding - basic	12,004.9	12,858.7	13,032.9	13,038.0	12,737.3
Weighted average shares outstanding - diluted	12,174.6	13,065.1	13,254.3	13,225.8	12,932.4
Per share information:
Basic earnings per share	$.31	$.31	$.35	$.34	$1.32
Diluted earnings per share	$.31	$.31	$.34	$.34	$1.30
Cash dividends declared per share	$.14	$.14	$.14	$.14	$.56
- 26 -
ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report contains statements that are “forward-looking statements.” We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “outlook,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Corporation. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan defaults and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1 of this report may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview

The Bancorp provides a broad range of banking and financial services through its subsidiary, the Bank. The Bank’s primary source of income is net interest income. The Bank’s lending business includes commercial, residential mortgage and consumer loans. The Bank’s loan portfolio is concentrated among borrowers in southern New England, primarily in southern Rhode Island, and to a lesser extent in Connecticut and Massachusetts. The Bank also offers a full range of retail and commercial deposit products through its seventeen banking offices located in Rhode Island and southeastern Connecticut. Noninterest income is an important source of revenue for Washington Trust. Primary sources of noninterest income are trust and investment management revenues, servicing of deposit accounts, net gains on loan sales and merchant credit card processing. Revenue from trust and investment management services continues to be the largest component of noninterest income.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. Among the external factors affecting Washington Trust’s operating results are market rates of interest, the condition of the financial markets, and both national and regional economic conditions.

Net income for the year ended December 31, 2003 amounted to $18.9 million, up 12.9% over 2002. Earnings growth resulted from both an increase in net interest income as well as higher levels of noninterest income, primarily net gains on loan sales.

Net interest income rose from $44.3 million in 2002 to $48.8 million in 2003. The increase is primarily attributable to growth in interest-earning assets, primarily loans and securities. Higher levels of deposits and other interest-bearing liabilities, primarily FHLB advances, funded the growth in interest-earning assets. While the average balances of interest-earning assets and interest-bearing liabilities rose during 2003, changes in market interest rates and the shape of the yield curve caused the net interest margin to decline from 3.10% in 2002 to
-27-
2.89% in 2003. See additional information under the headings “Net Interest Income, Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)” and “Financial Condition.”

As a result of a relatively stable economy and other favorable asset quality conditions, the level of loan charge-offs net of recoveries was relatively low in 2003, continuing a trend of the past several years. The loan loss provision charged to earnings was $460 thousand in 2003 and $400 thousand in 2002. See additional information under the heading “Credit Risk Management.”

As a result of the low level of long-term interest rates during most of 2003, the Bank originated and sold the highest level of loans in its history in 2003, including $174.8 million in residential mortgages, consisting mostly of refinancings. Net gains on loan sales amounted to $4.7 million, compared to $2.9 million in 2002. Revenues from trust and investment management services amounted to $10.8 million, up modestly from $10.2 million in 2002. This revenue source is largely dependent on the value of assets under management and the underlying condition of the financial markets. The market value of trust assets under administration amounted to $1.7 billion and $1.5 billion at December 31, 2003 and 2002, respectively. See additional information on noninterest income under the heading, “Results of Operations.”

Total noninterest expenses amounted to $47.6 million in 2003, compared to $43.0 million in 2002. The increase was attributable to normal growth, the inclusion of a full twelve months of operating costs resulting from the acquisition of First Financial Corp. in April 2002, and costs associated with a new full-service Bank branch that opened in April 2003. The acquisition resulted in $605 thousand of acquisition-related expenses in 2002. Also during 2003, debt prepayment penalty expense of $941 thousand was incurred in connection with the prepayment of $21.0 million in FHLB advances. This debt was refinanced with longer-term debt instruments and lower interest rates. See additional information on noninterest expenses under the heading “Results of Operations.”

Application of Critical Accounting Policies and Estimates

Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on income and the carrying value of certain assets, are considered critical accounting policies. The Corporation considers the following to be its critical accounting policies: allowance for loan losses, review of goodwill and intangible assets for impairment, other-than-temporary impairment, interest income recognition and tax estimates. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with accounting principles generally accepted in the United States of America (SFAS 114). Other individual commercial loans and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, virtually our entire loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island and to a lesser extent in Connecticut and Massachusetts, and a substantial portion of the portfolio is collateralized by real estate in this area, including most consumer loans and those commercial loans not
-28-
specifically classified as commercial mortgages. A portion of the commercial loans and commercial mortgage loans are to borrowers in the hospitality and tourism industry. Further, economic conditions which may affect the ability of borrowers to meet debt service requirements are considered, including interest rates and energy costs. Results of regulatory examinations, historical loss ranges, portfolio composition including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered.

The Corporation’s Audit Committee of the Board of Directors is responsible for oversight of the loan review process. This process includes review of the Bank’s procedures for determining the adequacy of the allowance for loan losses, administration of its internal credit rating systems and the reporting and monitoring of credit granting standards.

Accounting for Acquisitions and Review of Goodwill for Impairment

In April 2002, the Corporation completed its acquisition of First Financial Corp., which was accounted for under the purchase method of accounting. For acquisitions accounted for under the purchase method, the Corporation is required to record assets acquired and liabilities assumed at their fair value, which in many instances involves estimates based on third party, internal or other valuation techniques. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using market value comparisons for similar institutions. The valuation technique contains estimates as to the comparability of the selected market information to the specifics of the Corporation. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. In connection with the acquisition of First Financial Corp., the Corporation has recorded $22.6 million of goodwill and $2.0 million of intangible assets as of December 31, 2003.

Other-Than-Temporary Impairment

The Corporation records an investment impairment charge at the point it believes an investment security has experienced a decline in value that is other-than-temporary. In determining whether an other than temporary impairment has occurred, the Corporation reviews information about the issuer of the security that is publicly available, analyst reports, applicable industry data, the magnitude of the impairment, the length of time the security has been impaired and other pertinent information. The investment is written down to its current fair value through a charge to earnings at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of the issuer or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

Interest Income Recognition

Interest on loans is included in income as earned based upon rates applied to unpaid principal. Interest is not accrued on loans ninety days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income, therefore an increase in loans on nonaccrual status could have impact on interest income recognized in future periods.

Tax Estimates

The Corporation accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Corporation’s Consolidated Balance Sheets. The Corporation must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than
-29-
not that these assets will be realized primarily through carryback to taxable income in prior years and future reversals of existing taxable temporary differences.

Results of Operations

Net income for the year ended December 31, 2003 amounted to $18.9 million, up 12.9% from $16.8 million in 2002. The Corporation earned $1.41 per diluted share for 2003, up 8.5% from $1.30 in 2002. The rates of return on average assets and average equity for 2003 were 1.03% and 14.15%, respectively. Comparable amounts for 2002 were 1.07% and 14.25%, respectively.

In June 2003, the Corporation recorded debt prepayment penalties of $941 thousand ($649 thousand after tax, amounting to $.05 per diluted share), related to the prepayment of certain higher interest rate FHLB advances consummated to reduce future funding costs. As calculated at the time of this restructuring, the Corporation expected that this debt restructuring would result in future interest expense savings of approximately $510 thousand on an annualized basis over the remaining term of the prepaid debt. In the second quarter of 2002, the Corporation completed the acquisition of First Financial Corp., and recorded acquisition-related expenses of $605 thousand ($417 thousand after tax, amounting to $.03 per diluted share.)

Net Interest Income

For the year ended December 31, 2003, net interest income (the difference between interest earned on loans and securities and interest paid on deposits and other borrowings) amounted to $48.8 million, up 10.2% from $44.3 million for 2002. The increase in net interest income was due to earning asset growth including assets acquired through the April 2002 acquisition of First Financial Corp. Although net interest income has increased, the net interest margin for 2003 amounted to 2.89%, down 21 basis points from 3.10% for 2002. The decline in net interest margin reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. See the additional discussion under “Net Interest Income” for further information.

Information on average balances, yields and rates for the past three years can be found under the caption “Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis,)” which includes the changes from 2001 to 2002 in taxable equivalent net interest income by category due to changes in rate and volume. Information on interest rate sensitivity can be found in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk.”

Provision and Allowance for Loan Losses

For the years ended December 31, 2003 and 2002, the Corporation’s provision for loan losses amounted to $460 thousand and $400 thousand, respectively. The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses increased from $15.5 million at December 31, 2002 to $15.9 million at December 31, 2003. See the additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income

Noninterest income is an important source of revenue for Washington Trust. For the year ended December 31, 2003, recurring noninterest income, which excludes net realized gains on securities, accounted for 34.9% of total revenues (net interest income plus recurring noninterest income). Noninterest income, excluding net realized gains on securities, amounted to $26.1 million for the year 2003, up 15.6% from the 2002 amount of $22.6 million. The growth in noninterest income in 2003 was primarily attributable to increases in gains on loan sales and service charges on deposits. Washington Trust’s primary sources of recurring noninterest income are trust and investment management fees, servicing of deposit accounts, net gains on loan sales and merchant credit card processing fees. Also included in noninterest income are earnings generated from bank-owned life insurance (“BOLI”).

Revenue from trust and investment management services continues to be the largest component of noninterest income. Trust and investment management fees represented 40.3% of noninterest income. For the year ended December 31, 2003, trust and investment management fees, which are closely tied to the performance of the
-30-
financial markets, totaled $10.8 million, up $598 thousand, or 5.9%, from the $10.2 million reported for 2002. The market value of trust and investment management assets under administration amounted to $1.742 billion and $1.524 billion at December 31, 2003 and 2002, respectively.

Service charges on deposit accounts amounted to $4.9 million for the year ended December 31, 2003, up 29.9% from the $3.8 million earned in 2002. Growth in the Corporation’s total deposit base, as well as changes in the fee structures of various deposit products during the year, were contributing factors in this increase.

Net gains on loan sales totaled $4.7 million in 2003, up $1.8 million, or 62.6%, from 2002. As a result of the decline in interest rates during most of 2003, the Corporation experienced heavy residential mortgage activity, predominantly refinancing, which increased the amount of loans sold into the secondary market. In recent months, the Corporation has experienced a decline in the level of residential mortgage origination activity and net gains on loan sales declined to $628 thousand in the fourth quarter of 2003 compared to $1.4 million in the fourth quarter of 2002 and $1.4 million in the third quarter of 2003. Included in net gains on loan sales in 2003 and 2002 were approximately $425 thousand and $201 thousand, respectively, in net gains on sales of Small Business Administration (“SBA”) loans.

In addition to net gains on sales of fixed rate residential mortgages and sales of the guaranteed portion of SBA loan originations, net gains on loan sales also include changes in the fair value of commitments to originate and commitments to sell fixed rate residential mortgages and capitalization of loan servicing rights. The capitalization of loan servicing rights amounted to $302 thousand and $152 thousand in 2003 and 2002, respectively. Changes in the fair value of commitments were recorded in earnings and amounted to income of $52 thousand in 2003 and expense of $154 thousand in 2002.

The Corporation has purchased BOLI as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. Noninterest income included $1.2 million of earnings on BOLI for the years ended December 31, 2003 and 2002, respectively. See additional discussion on BOLI under the caption “Financial Condition.”

The Corporation recognized net realized gains on securities amounting to $630 thousand and $678 thousand in 2003 and 2002, respectively. The Corporation’s 2002 net realized gains on securities included $459 thousand in loss write-downs on certain equity securities deemed to be other than temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers. Information on other-than-temporary impairment can be found under the caption “Application of Critical Accounting Policies and Estimates.”

Noninterest Expense

For the year ended December 31, 2003, noninterest expense amounted to $47.6 million, up $4.6 million or 10.8% from $43.0 million reported in 2002. Exclusive of the debt prepayment penalties in 2003 and the acquisition costs in 2002, the increase in noninterest expenses was primarily due to normal growth, costs associated with the Warwick branch opened in the second quarter of 2003 and higher operating costs resulting from the acquisition of First Financial Corp.

Salaries and benefit expense, the largest component of total noninterest expense, amounted to $26.9 million for 2003, up 13.2% from the $23.8 million reported for 2002.

Legal, audit and professional fees totaled $1.2 million in 2003, down from $1.9 million in 2002. Included in legal, audit and professional fees in 2002 were approximately $831 thousand of costs related to a special consulting project in connection with trust and investment management services.

Included in other noninterest expense for 2003 were contributions of appreciated equity securities to the Corporation’s charitable foundation amounting to $433 thousand and $403 thousand in 2003 and 2002,
-31-
respectively. These transactions resulted in realized securities gains of $400 thousand and $381 thousand, respectively, for the same periods.

Taxes

Income tax expense amounted to $8.5 million and $7.4 million in 2003 and 2002, respectively. The Corporation’s effective tax rate was 31.0% in 2003, compared to a rate of 30.6% in 2002. These rates differed from the federal rate of 35.0% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

The Corporation’s net deferred tax asset amounted to $3.2 million and $1.2 million at December 31, 2003 and 2002, respectively. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through carryback to taxable income in prior years and future reversals of existing taxable temporary differences. (See Note 15 to the Consolidated Financial Statements for additional information regarding income taxes.)

Comparison of 2002 with 2001

Washington Trust recorded net income of $16.8 million, or $1.30 per diluted share for 2002. Net income for 2001 amounted to $13.1 million, or $1.07 per diluted share. The Corporation’s rates of return on average assets and average equity for 2002 were 1.07% and 14.25%, respectively. Comparable amounts for the year 2001 were 1.01% and 13.86%, respectively.

In 2002, the Corporation completed the acquisition of First Financial Corp., and recorded acquisition-related expenses of $417 thousand after tax ($.03 per diluted share). The acquisition was accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations” and the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” were also applied. In 2001, the Corporation recorded a litigation settlement expense, net of insurance recovery, of $2.5 million after tax ($.21 per diluted share).

For the year ended December 31, 2002, net interest income (the difference between interest earned on loans and securities and interest paid on deposits and other borrowings) amounted to $44.3 million, up 12.5% from $39.4 million for 2001. Fully taxable equivalent net interest income increased $4.9 million, or 12.1%, from 2001 to 2002. The increase was primarily due to growth in interest-earning assets and lower cost of funds on interest-bearing liabilities. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for 2002 and 2001 were 3.10% and 3.30%, respectively. The decrease in the net interest margin reflected a decline in yields on loans and securities, which was offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. The interest rate spread decreased slightly from 2.77% in 2001 to 2.71% in 2002. Earning asset yields declined 118 basis points during 2002, while the cost of interest-bearing liabilities decreased 112 basis points.

Other noninterest income (noninterest income excluding net realized gains on securities) amounted to $22.6 million for the year 2002, up from the 2001 amount of $21.1 million. The growth in noninterest income was primarily attributable to increases in net gains on loan sales and service fees, and was offset in part by declines in trust and investment management income. Net gains on loan sales totaled $2.9 million in 2002, up $826 thousand, or 40.1%, from 2001, due to increased loan sales resulting from strong mortgage refinancing activity in a low interest rate environment. Service charges on deposit accounts rose 7.8% to $3.8 million in 2002. Trust and investment management revenue, the largest component of noninterest income, totaled $10.2 million for 2002, down slightly from the $10.4 million reported for 2001, reflecting the financial market declines.

For the year 2002, total noninterest expense amounted to $43.0 million, up 3.2% from $41.7 million for 2002. Excluding the 2002 acquisition costs and 2001 net litigation settlement costs, the increase was primarily attributable to normal growth and higher operating costs resulting from the April 2002 acquisition of First Financial Corp. Salaries and benefit expense, the largest component of total noninterest expense, amounted to $23.8 million for 2002, up 14.1% from the $20.8 million reported for 2001. Legal, audit and professional fees totaled $1.9 million for 2002 compared to $1.3 million in 2001. Included in legal, audit and professional fees in
-32-
2002 were approximately $831 thousand in costs associated with a special consulting project in connection with trust and investment management services. Amortization of intangibles totaled $651 thousand in 2002 compared to $129 thousand in 2001, the increase due to the acquisition of First Financial Corp.

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

Nonaccrual loans as a percentage of total loans at December 31, 2002 amounted to .53%, down from .63% at December 31, 2001. Nonperforming assets (nonaccrual loans and property acquired through foreclosure) totaled $4.3 million or .24% of total assets at December 31, 2002, compared to $3.9 million or .28% of total assets at December 31, 2001. The Corporation’s loan loss provision was $400 thousand and $550 thousand in 2002 and 2001, respectively. Net loan charge-offs amounted to $335 thousand in 2002, compared to $92 thousand in 2001. The allowance for loan losses represented 1.95% of total loans at December 31, 2002 compared to 2.24% in 2001.

Total shareholders’ equity amounted to $128.7 million at December 31, 2002, up $30.8 million, or 31.4%, from the prior year balance. This increase is attributable to common stock issued in connection with the First Financial Corp. acquisition. Capital growth also resulted from earnings retention of $9.6 million and a $2.9 million increase in accumulated other comprehensive income sue to an increase in unrealized gains on securities. Cash dividends declared per share amounted to $.56 in 2002, up 7.7% from the prior year. Book value per share as of December 31, 2002 amounted to $9.87, up 21.1% from the $8.15 per share amount in 2001. The ratio of total equity to total assets amounted to 7.37% at December 31, 2002, compared to 7.19% at December 31, 2001.

Net Interest Income

Net interest income is the primary source of Washington Trust’s operating income. The level of net interest income is affected by the volume of average interest-earning assets and interest-bearing liabilities, market interest rates and other factors. The following discussion presents net interest income on a fully taxable equivalent (FTE) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

During most of 2003, declining interest rates were experienced, causing compression in the net interest margin. It also caused higher than expected levels of prepayments in fixed rate loans and mortgage-backed securities. An accelerated level of amortization of premium associated with mortgage-backed securities was recorded, resulting in lower yields on these instruments. Somewhat higher rates in the fourth quarter of 2003 resulted in a slowdown of prepayment activity and related decline in premium amortization on mortgage-backed securities.

FTE net interest income increased $4.5 million, or 9.9%, from 2002 to 2003. The increase was due to earning asset growth, including assets acquired from the April 2002 acquisition of First Financial Corp. The yield on interest-earning assets amounted to 5.06% in 2003, down from 6.05% in 2002. Average interest-earning assets amounted to $1.725 billion, or 18.0% over the comparable 2002 amount of $1.461 billion. Approximately $178.5 million of this increase is related to the acquisition of First Financial Corp.

The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for 2003 and 2002 were 2.89% and 3.10%, respectively. The most significant reason for the net interest margin decline is the low level of market interest rates experienced in 2003, which has resulted in a high level of refinancing activity in mortgage loans and commercial loans as well as pre-payments of mortgage-backed securities. The decreased net
-33-
interest margin reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. The interest rate spread decreased from 2.71% in 2002 to 2.60% in 2003. Earning asset yields declined 99 basis points during 2003, while the cost of interest-bearing liabilities decreased 88 basis points.

Average loans amounted to $861.0 million in 2003, up $151.5 million, or 21.4%, from 2002. Approximately $115.3 million of this increase is related to the acquisition of First Financial Corp. The FTE rate of return on total loans was 6.01% in 2003, compared to 7.01% in 2002. This decline is primarily due to lower marginal yields on floating and adjustable rate loans in 2003 as compared to the prior year and a decline in yields on new loan originations. Average residential real estate loans amounted to $321.4 million, up 30.2% from the prior year level. Most of this increase is attributable to purchases of loans from other financial institutions. (See additional discussion under the caption “Financial Condition”). The yield on residential real estate loans decreased 127 basis points from the prior year, amounting to 5.61%. Average commercial loans rose 16.0% to $396.1 million while the yield on commercial loans declined 69 basis points to 6.82%. Included in interest income on commercial loans was $229 thousand of depreciation in the value of the interest rate floor contract that was terminated in May 2002. (See Note 10 to the Consolidated Financial Statements for additional information regarding the interest rate floor contract.) Average consumer loans rose 18.4% over the prior year and amounted to $143.4 million. The yield on consumer loans declined 120 basis points from the prior year to 4.68%, primarily due to a decline in the yield on home equity loans.

Total average securities rose $112.2 million, or 14.9%, in 2003, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 4.10% in 2003, down from 5.14% in 2002. The decrease in yields on securities reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on reinvestment of cash flows in 2003 relative to the prior year. Increased pre-payments on mortgage-related securities contributed to the decline in yields due both to rapid premium amortization and the increased level of cash flow available for reinvestment.

Average interest-bearing liabilities increased $234.7 million, or 18.2%, to $1.523 billion at December 31, 2003, of which approximately $162.9 million related to the First Financial Corp. acquisition. Due to lower rates paid on both borrowed funds and deposits, the Corporation’s total cost of funds on interest-bearing liabilities amounted to 2.46% in 2003, a decrease of 88 basis points from the prior year yield level.

Average savings deposits increased 19.8% to $478.8 million in 2003. The rate paid on savings deposits for 2003 was 0.67%, compared to 1.40% in 2002. Average time deposits increased $30.9 million with a decrease of 53 basis points in the rate paid. In addition, average demand deposits, an interest-free source of funding, increased 16.7% from 2002 to $174.3 million in 2003.

Average FHLB advances increased by $125.7 million from 2002 and amounted to $556.7 million. The average rate paid on FHLB advances in 2003 was 3.38%, a decrease of 140 basis points from the prior year.

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
-34-
Years ended December 31,	2003			2002			2001

(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate

Assets:
Residential real estate loans	$321,442	18,044	5.61	$246,915	16,989	6.88	$251,774	19,279	7.66
Commercial and other loans	396,148	27,009	6.82	341,434	25,632	7.51	252,501	23,344	9.25
Consumer loans	143,370	6,703	4.68	121,110	7,122	5.88	104,767	8,164	7.79

Total loans	860,960	51,756	6.01	709,459	49,743	7.01	609,042	50,787	8.34
Federal funds sold and other
short-term investments	14,911	131.88		14,477	219	1.52	15,088	594	3.94
Taxable debt securities	781,425	31,755	4.06	674,095	34,746	5.15	540,955	33,057	6.11
Nontaxable debt securities	16,079	1,038	6.46	19,544	1,267	6.48	21,765	1,430	6.57
Corporate stocks and FHLB stock	51,372	2,534	4.93	43,491	2,379	5.47	38,480	2,705	7.03

Total securities	863,787	35,459	4.10	751,607	38,611	5.14	616,288	37,786	6.13

Total interest-earning assets	1,724,747	87,214	5.06	1,461,066	88,354	6.05	1,225,330	88,573	7.23

Cash and due from banks	35,467			29,069			19,759
Allowance for loan losses	(15,696)			(15,016)			(13,556)
Premises and equipment, net	25,270			23,741			22,869
Other	76,151			69,803			44,924

Total assets	$1,845,939			$1,568,663			$1,299,326

Liabilities and Shareholders’ Equity:
Savings deposits	$478,794	3,221.67		$399,548	5,598	1.40	$289,360	5,127	1.77
Time deposits	485,126	15,333	3.16	454,239	16,776	3.69	360,167	18,866	5.24
FHLB advances	556,689	18,819	3.38	431,000	20,596	4.78	428,519	24,068	5.62
Other	2,454	73	2.94	3,539	87	2.46	2,570	99	3.86

Total interest-bearing liabilities	1,523,063	37,446	2.46	1,288,326	43,057	3.34	1,080,616	48,160	4.46

Demand deposits	174,338			149,382			114,844
Other liabilities	14,812			13,364			9,294
Shareholders’ equity	133,725			117,591			94,572

Total liabilities and
shareholders’ equity	$1,845,939			$1,568,663			$1,299,326

Net interest income		$49,768			$45,297			$40,413

Interest rate spread			2.60			2.71			2.77
Net interest margin			2.89			3.10			3.30

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)

Years ended December 31,	2003	2002	2001

Commercial and other loans	$153	$167	$169
Nontaxable debt securities	363	442	499
Corporate stocks and FHLB stock	453	406	378
-35-
Volume/Rate Analysis — Interest Income and Expense (Fully Taxable Equivalent Basis)

The following table presents certain information on a fully taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated.
	2003/2002			2002/2001			2001/2000

	Volume	Rate	Net Change	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest on:
Interest-earning assets:
Residential real estate loans	$4,540	(3,495)	1,045	$(498)	(1,840)	(2,338)	$875	(373)	502
Commercial and other loans	3,869	(2,493)	1,376	8,197	(4,374)	3,823	1,785	(618)	1,167
Consumer loans	1,182	(1,594)	(412)	1,244	(3,773)	(2,529)	750	(1,181)	(431)
Federal funds sold and
other short-term investments	6	(95)	(89)	(24)	(351)	(375)	105	(348)	(243)
Taxable debt securities	5,025	(8,015)	(2,990)	8,136	(6,445)	1,691	5,366	(3,301)	2,065
Nontaxable debt securities	(224)	(4)	(228)	(146)	(19)	(165)	(216)	(6)	(222)
Corporate stocks and FHLB stock	404	(250)	154	352	(678)	(326)	394	(846)	(452)

Total interest-earning assets	15,026	(15,942)	(916)	17,261	(17,480)	(219)	9,059	(6,673)	2,386

Interest-bearing liabilities:
Savings deposits	950	(3,336)	(2,386)	1,952	(1,481)	471	867	(123)	744
Time deposits	1,087	(2,519)	(1,432)	4,928	(7,018)	(2,090)	454	(1,429)	(975)
FHLB advances	5,130	(6,916)	(1,786)	139	(3,611)	(3,472)	3,369	(2,187)	1,182
Other	(30)	15	(15)	38	(50)	(12)	30	(52)	(22)

Total interest-bearing
liabilities	7,137	(12,756)	(5,619)	7,057	(12,160)	(5,103)	4,720	(3,791)	929

Net interest income	$7,889	(3,186)	4,703	$10,204	(5,320)	4,884	$4,339	(2,882)	1,457

Financial Condition

Securities

Securities are designated as either available for sale or held to maturity at the time of purchase. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized. Securities designated as held to maturity are part of the Corporation’s portfolio of long-term interest-earning assets. These securities are classified as held to maturity because the Corporation has the intent and ability to hold them until maturity. Securities held to maturity are reported at amortized cost.

Securities Available for Sale

The amortized cost of securities available for sale at December 31, 2003 amounted to $663.5 million, an increase of $124.4 million over the 2002 amount. This increase was due primarily to purchases of mortgage-backed securities, U.S. government agencies and corporate bonds.

At December 31, 2003, the net unrealized gains on securities available for sale amounted to $10.3 million, down $4.1 million from the comparable 2002 amount. This decline was attributable to both the effect of increases in medium and long-term rates and the maturity, call or prepayment of higher rate securities during 2003. See Note 5 to the Consolidated Financial Statements for detail of unrealized gains and losses associated with securities available for sale.
-36-
Securities Held to Maturity

Primarily as a result of principal paydowns on mortgage-backed securities, the amortized cost of securities held to maturity decreased $76.7 million, to $165.6 million at December 31, 2003.

The net unrealized gains on securities held to maturity amounted to $3.8 million at December 31, 2003 compared to $8.2 million in net unrealized gains at December 31, 2002. This decline was attributable to both the effect of increases in medium and long-term rates and the maturity, call or prepayment of higher rate securities during 2003.

Federal Home Loan Bank Stock

The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances. As of December 31, 2003 and 2002, the Corporation’s investment in FHLB stock totaled $31.5 million and $24.6 million, respectively.

Loans

During 2003, total loans increased $165.9 million to $961.0 million, with the largest increase in residential real estate loans. The Corporation purchased a total of $132.0 million of fixed and adjustable rate residential mortgages from other financial institutions in 2003. The purchases of loans were funded with FHLB advances and brokered certificates of deposit. Consumer loans increased $30.6 million, or 23.2%, from the balance at December 31, 2002, primarily due to growth in home equity lines. Commercial loans increased $26.3 million, or 6.9%, to $408.5 million at December 31, 2003.

Goodwill and Other Intangibles

The second quarter 2002 acquisition of First Financial Corp. resulted in the recording of goodwill of $22.6 million. Included in this amount were $970 thousand of business combination costs (primarily legal, accounting and investment advisor fees) capitalized in accordance with accounting principles generally accepted in the United States of America. In accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets,” goodwill acquired in business combinations after June 30, 2001 will not be amortized.

At December 31, 2003 and December 31, 2002, the Corporation had identifiable intangible assets consisting of core deposit intangibles and a noncompete agreement with a carrying value of $1.9 million and $2.7 million, respectively. In conjunction with the 2002 First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million with an average useful life of ten years, and other intangibles of $852 thousand with an average useful life of 3 years. Amortization expense associated with these other intangible assets, amounted to $719 thousand and $651 thousand for 2003 and 2002, respectively.

Other Assets

Other assets totaled $36.9 million at December 31, 2003, compared to $32.5 million at December 31, 2002. Included in other assets is BOLI, which amounted to $28.1 million and $22.0 million at December 31, 2003 and 2002, respectively. The Corporation has purchased BOLI as a financing tool for employee benefits. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an interest sensitive asset on the Corporation’s consolidated balance sheet that provides monthly tax-free income to the Corporation. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is included in other assets on the Corporation’s consolidated balance sheets at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Corporation’s consolidated statements of income.

Deposits

Total deposits at December 31, 2003 amounted to $1.206 billion, up $95.6 million, or 8.6%, from the December 31, 2002 balance of $1.110 billion. Demand deposits increased $36.6 million, or 23.2%, in 2003 and totaled $194.1 million at December 31, 2003. The increase in demand deposits included a temporary placement of approximately $18.6 million in funds on deposit at December 31, 2003 that were withdrawn in January 2004.
-37-
Savings deposits rose $22.5 million in 2003 and amounted to $493.9 million at December 31, 2003. Time deposits totaled $518.1 million at December 31, 2003, up $36.5 million from the 2002 balance, primarily due to increases in brokered certificates of deposit. Total brokered certificates of deposit amounted to $118.2 million at December 31, 2003, compared to $56.5 million at December 31, 2002.

Borrowings

Washington Trust uses advances from the Federal Home Loan Bank of Boston as well as other borrowings as part of its overall funding strategy. The additional FHLB advances and other borrowings were used to meet short-term liquidity needs, to fund loan growth and to purchase securities. In 2003, FHLB advances increased $127.0 million to $607.1 million at December 31, 2003. See Note 13 to the Consolidated Financial Statements for additional information about borrowings.

Asset Quality

The board of directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee. The Finance Committee reviews large exposure credit requests and monitors asset quality on a regular basis. The Audit Committee monitors the credit quality of the Bank’s loan portfolio, its loan review program and the integrity of its loan rating system, and determines the adequacy of the allowance for loan losses. The Bank’s practice is to identify problem credits early and take charge-offs as promptly as practicable.

Nonperforming Assets

Nonperforming assets include nonaccrual loans and other real estate owned. Nonperforming assets were .14% of total assets at December 31, 2003, down from .24% at December 31, 2002. Nonaccrual loans as a percentage of total loans declined from .53% at the end of 2002 to .29% at December 31, 2003. Approximately $1.0 million, or 37.3% of total nonaccrual loans, were less than 90 days past due at December 31, 2003.

The following table presents nonperforming assets and related ratios:

(Dollars in thousands)

December 31,	2003	2002

Nonaccrual loans:
Residential real estate	$946	$1,202
Commercial and other:
Mortgages	342	1,356
Construction and development	—	—
Other	1,236	1,354
Consumer	219	265

Total nonaccrual loans	2,743	4,177
Other real estate owned, net	11	86

Total nonperforming assets	$2,754	$4,263

Nonaccrual loans as a percentage of total loans	.29%	.53%
Nonperforming assets as a percentage of total assets	.14%	.24%

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
-38-
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

There were no accruing loans 90 days or more past due at December 31, 2003 and 2002.

(Dollars in thousands)

December 31,	2003	2002

Nonaccrual loans 90 days or more past due	$1,721	$2,198
Nonaccrual loans less than 90 days past due	1,022	1,979

Total nonaccrual loans	$2,743	$4,177

Restructured Loans

Loans are considered restructured when the Corporation has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. Included in nonaccrual loans at December 31, 2003 and 2002, are loans whose terms have been restructured amounting to $33 thousand and $51 thousand, respectively. There were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

Other Real Estate Owned

Other real estate owned (“OREO”) is comprised of properties acquired through foreclosure and other legal means, and loans determined to be substantively repossessed. A loan is considered to be substantively repossessed when the Corporation has taken possession of the collateral, but has not completed legal foreclosure proceedings. OREO is carried at the lower of cost or fair value minus estimated costs to sell. A valuation allowance is maintained for declines in market value and estimated selling costs.

The balance of OREO amounted to $11 thousand at December 31, 2003, down from the prior year amount of $86 thousand. Decreases in OREO resulted from sales of foreclosed properties and repossessed assets that exceeded the level of foreclosures and repossessions. During 2003, proceeds from sales of foreclosed properties and repossessed assets amounted to $87 thousand. Washington Trust occasionally provides financing to facilitate the sales of some of these properties. Financing is generally provided at market rates with credit terms similar to those available to other borrowers.

Allowance for Loan Losses

The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. See additional discussion regarding allowance for loan losses under the caption “Critical Accounting Policies”.

The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.
-39-
The allowance for loan losses amounted to $15.9 million, or 1.66% of total loans, at December 31, 2003, compared to $15.5 million, or 1.95%, at December 31, 2002.

The following table reflects the activity in the allowance for loan losses:

(Dollars in thousands)

Years ended December 31,	2003	2002

Beginning balance	$15,487	$13,593
Charge-offs, net of recoveries:
Residential:
Real estate	—	(29)
Construction	—	—
Commercial:
Mortgages	17	46
Construction and development	—	—
Other	(23)	(285)
Consumer	(27)	(67)

Net charge-offs	(33)	(335)
Allowance on acquired loans	—	1,829
Provision for loan losses	460	400

Ending balance	$15,914	$15,487

Allowance for loan losses to nonaccrual loans	580.17%	370.78%
Allowance for loan losses to total loans	1.66%	1.95%

Liquidity and Capital Resources

Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is customer deposits. Customer deposits (time, savings and demand deposits) funded approximately 61.7% of total average assets in 2003. Other sources of funding include discretionary use of purchased liabilities (i.e., FHLB term advances and federal funds purchased), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during 2003. Net loans as a percentage of total assets amounted to 47.9% at December 31, 2003, compared to 44.7% at December 31, 2002. Total securities as a percentage of total assets amounted to 42.5% at December 31, 2003, down from 45.6% at December 31, 2002. These changes resulted primarily from loans acquired, purchases of debt securities and the 13.1% increase in total assets in 2003.

For the year ended December 31, 2003, net cash provided by financing activities was $209.3 million. Proceeds from FHLB advances totaled $1.4 billion, while repayments of FHLB advances totaled $1.3 billion in 2003. Additionally, $95.9 million was generated from overall growth in deposits. Net cash used in investing activities was $231.0 million in 2003, the majority of which was used to purchase securities. In addition, the Corporation purchased $132.3 million, including interest, of mainly fixed rate residential mortgages from other financial institutions. The Corporation purchased $6.9 million of FHLB stock based on its level of FHLB advances in 2003 and also purchased $4.9 million of additional bank owned life insurance. In 2003 and 2002, the Corporation expended $3.7 million and $3.4 million, respectively, to upgrade and expand equipment and premises in order to support its operations. Net cash provided by operating activities amounted to $31.8 million in 2003, $18.9 million
-40-
of which was generated by net income. See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity increased $9.3 million, or 7.3%, during 2003 and amounted to $138.1 million at December 31, 2003. The changes in shareholders’ equity included net income for the year 2003 of $18.9 million, partially offset by $2.5 million in net unrealized losses on securities available for sale and $8.1 million in dividends to shareholders. In addition, stock option exercises increased shareholders’ equity by $1.9 million in 2003.

Common stock shares repurchased amounted to $209 thousand at December 31, 2003, compared to $851 thousand at December 31, 2002. The Corporation authorized a stock repurchase of up to 250,000 shares of common stock in September 2001. See Note 18 to the Consolidated Financial Statements for additional discussion of the stock repurchase plan.

The ratio of total equity to total assets amounted to 6.99% at December 31, 2003, compared to 7.37% at December 31, 2002. Book value per share at December 31, 2003 amounted to $10.46, a 6.0% increase from the year-earlier amount of $9.87 per share.

The Corporation is subject to various regulatory capital requirements. The Corporation is categorized as well-capitalized under the regulatory framework for prompt corrective action. See Note 18 to the Consolidated Financial Statements for additional discussion of capital requirements.

Off-Balance Sheet Arrangements

See Note 10 to the Consolidated Financial Statements for additional information regarding the Corporation’s off-balance sheet arrangements.

Commitments to Extend Credit – Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each borrower’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the borrower.

Standby Letters of Credit – Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years and the Corporation typically receives a fee for these transactions. At December 31, 2003 and 2002, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.4 million and $2.4 million, respectively. At December 31, 2003 and 2002, there was no liability to beneficiaries resulting from standby letters of credit.

At December 31, 2003, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Interest Rate Risk Management Transactions – On occasion, the Corporation has supplemented its interest rate risk management strategies with off-balance sheet transactions. Such transactions are intended to hedge specifically identified risks inherent in the Corporation’s balance sheet, and not to produce speculative profits. Interest rate
-41-
swap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities.

By using derivative financial instruments to hedge exposures to changes in interest rates, the Corporation exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Corporation, which creates credit risk for the Corporation. When the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, it does not possess credit risk. The Corporation minimizes the credit risk in derivative instruments by entering into transactions with highly rated counterparties that management believes to be creditworthy. The Corporation has written policy guidelines that designate limits on the notional value of off–balance sheet transactions and require periodic evaluation of risks associated with these transactions, including counterparty credit risk.

The Corporation was not a party to any interest rate risk management off-balance sheet transactions during the year ended December 31, 2003. On May 7, 2002, the Corporation terminated a five-year interest rate floor contract with a notional amount of $20.0 million that was to mature in February 2003. The floor contract was intended to function as a hedge against reductions in interest income realized from prime-based loans and entitled the Corporation to receive payment from a counterparty if the three-month LIBOR rate fell below 5.50%. In connection with the early termination, the Corporation agreed to a final payment from the counterparty of $606 thousand. The Corporation recognized the fair value of this derivative as an asset on the balance sheet and changes in fair value were recorded in current earnings.

Forward Loan Commitments — Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. The Corporation enters into these arrangements to minimize the market risk associated with commitments to originate fixed-rate mortgages for sale into the secondary market. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At December 31, 2003 and 2002, the carrying value of these commitments was insignificant and was reported in other assets. Changes in the fair value were recorded in current earnings and amounted to income of $52 thousand for the year ended December 31, 2003 compared to expense of $154 thousand for the year ended December 31, 2002.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments. The following table summarizes our contractual cash obligation and other commitments at December 31, 2003.

(Dollars in thousands)	Payments Due by Period

Total		Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Contractual Obligations:
FHLB advances (1)	$607,104	$291,297	$163,333	$75,358	$77,116
Operating lease obligations	1,021	492	447	82	—
Software licensing arrangements	1,100	555	257	96	192
Benefit plan payments	16,644	1,047	2,245	2,723	10,629
Treasury, tax and loan demand note	1,567	1,567	—	—	—
Other borrowings	745	163	134	93	355

Total contractual obligations	$628,181	$295,121	$166,416	$78,352	$88,292

(1) All FHLB advances are shown in the period corresponding to their scheduled maturity.
- 42 -
(Dollars in thousands)	Amount of Commitment Expiration – Per Period

	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years

Other Commitments:
Commercial loans	$78,555	$60,258	$8,347	$815	$9,135
Home equity lines	109,182	2,762	5,217	5,093	96,110
Other loans	14,965	14,965	—	—	—
Standby letters of credit	9,448	1,141	7,957	350	—
Forward loan commitments to:
Originate loans	1,328	1,328	—	—	—
Sell loans	3,340	3,340	—	—	—

Total commitments	$216,818	$83,794	$21,521	$13,865	$105,245

See additional discussion under the caption “Off-Balance Sheet Arrangements” and Note 10 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

Recent Accounting Developments

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement applies to all entities and is effective for financial statements issued for all fiscal years beginning after June 15, 2002. The adoption of this pronouncement did not have a material impact on the Corporation’s financial statements.

In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This Statement addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issues No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” Under Issue 94-3, a liability for an exit cost as defined in Issue 94-3 was recognized at the date of an entity’s commitment to an exit plan. SFAS No. 146 requires that a liability for cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Corporation’s financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires the recording at fair value the issuance of guarantees that would include the issuance of standby letters of credit. The disclosure provisions of this Interpretation were implemented by Washington Trust as of December 31, 2002. The initial recognition and measurement provisions are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this pronouncement did not have a material impact on the Corporation’s financial statements. See also Note 10 to the Consolidated Financial Statements.

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The
- 43 -

amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Opinion No. 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 for transition guidance and annual disclosure provisions. The Corporation has provided the disclosure required under SFAS No. 148 in Note 1 to the Consolidated Financial Statements.

On April 22, 2003, the FASB decided to require all companies to expense the value of employee stock options. It has also tentatively decided in principle to measure employee equity-based awards at their date of grant and will later decide the method for determining the cost of employee stock options, as well as the extent to which a final Statement on this matter will permit adjustments for actual forfeitures and actual performance outcomes, which will affect the amount of compensation cost recognized over the employee service period. The FASB plans to issue an exposure draft in the first quarter of 2004 and a final statement in the second half of 2004, which could become effective in 2005. Until a new Statement is issued, the provisions of SFAS No. 123 and SFAS No. 148 remain in effect.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Most of the provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of this pronouncement did not have a material impact on the Corporation’s financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or as an asset in some circumstances). Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this pronouncement did not have a material impact on the Corporation’s financial statements.

In December 2003, the FASB a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, this Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of estimated future benefit payments required by this Statement is effective for fiscal years ending after June 15, 2004.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation addresses consolidation by business enterprises of variable interest entities having certain characteristics as detailed in the Interpretation. ARB No. 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation did not have any impact on the Corporation’s financial statements.
- 44 -
Litigation

Read & Lundy Matter — In June 1999 a lawsuit was filed against First Bank and Trust Company (“First Bank”) in Providence County, Rhode Island Superior Court (the “Action”) by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, “the Plaintiffs”). The original complaint alleged claims against First Bank for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank’s 1996 loan to a third party company. The Plaintiffs alleged that the loan to the third party company enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy’s profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act. The Bank was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank.

The Plaintiffs had previously filed a suit in the same court in 1996 against the third party company and its founder. First Bank was not a party to this suit. In September 2001, judgment was entered against the third party company and its founder in favor of the Plaintiffs for approximately $1.6 million in compensatory and punitive damages, including pre-judgment interest.

The Plaintiffs contended in the Action that the Bank, as an alleged co-conspirator of the third party company, was liable for this entire amount, none of which was collected from the third party company. The Plaintiffs also sought additional compensatory damages and other costs allegedly arising after the third party trial. Including interest, it is estimated that the amount of the claim against the Bank was approximately $2.0 million.

The Bank vigorously defended the Action and in December 2002 obtained a judgment in its favor and a dismissal of the Action on all counts by way of summary judgment motion. Plaintiffs appealed the judgment to the Rhode Island Supreme Court in December 2002. In January 2004, the Rhode Island Supreme Court affirmed the December 2002 summary judgment. The matter is now dismissed. During the litigation period, Management believed, based on its review of the development of the matter with counsel, that the Bank had meritorious defenses in the Action. Consequently, no loss provision was recorded.

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
- 45 -
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity

Interest rate risk is one of the major market risks faced by the Corporation. The ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with Washington Trust’s liquidity, capital adequacy, growth, risk and profitability goals.

The ALCO manages the Corporation’s interest rate risk using income simulation to measure interest rate risk inherent in the Corporation’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 60-month period. The simulations assume that the size and general composition of the Corporation’s balance sheet remain constant over the 60-month simulation horizon and take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the negative exposure of net interest income to changes in interest rates remains within established tolerance levels over a 24-month horizon, and to develop appropriate strategies to manage this exposure. In addition, the ALCO reviews 60-month horizon results to assess longer-term risk inherent in the balance sheet. As of December 31, 2003 and December 31, 2002, net interest income simulation indicated exposure to changing interest rates over a 24-month horizon to a degree that remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months and no more than 10% over the second 12 months of the simulation horizon.

The following table summarizes the effect that certain interest rate shifts would have on net interest income for a 24-month period using the Corporation’s on and off-balance sheet financial instruments as of December 31, 2003. Interest rates are assumed to shift by a parallel 200 basis points upward or 50 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their historical insensitivity to rate changes. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. The asymmetric rate shift scenarios presented below reflect the fact that given the low level of interest rates at December 31, 2003, a parallel rate decline of 200 basis points is extremely unlikely to occur, as this would effectively reduce many interest rates to at or below zero. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the next 24 months. The ALCO reviews a wide variety of interest rate shift scenario results to evaluate interest risk exposure, including scenarios showing the effect of changes in yield curve shape, to supplement standard parallel rate shift scenarios. Furthermore, since a static balance sheet is assumed, the results do not reflect the anticipated future net interest income of the Corporation for the same period. In addition, since income simulations assume that the Corporation’s balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts. The following table presents these 24-month net interest income simulation results:
- 46 -
(Dollars in thousands)	Rate Scenarios

	Flat Rates	Down 100 Basis Points	Down 50 Basis Points	Up 100 Basis Points	Up 200 Basis Points

Interest-earning assets:
Fixed rate mortgage-backed securities	$38,569	$36,401	$37,284	$39,809	$40,579
Adjustable rate mortgage-backed securities	12,768	10,675	11,413	14,669	16,342
Callable securities	5,086	4,535	4,765	5,360	5,633
Other securities	10,636	10,191	9,556	12,433	14,207
Fixed rate mortgages	28,174	27,617	27,819	28,540	28,791
Adjustable rate mortgages	11,894	11,355	11,556	12,299	12,699
Other fixed rate loans	45,378	44,903	45,047	45,806	46,210
Other adjustable rate loans	20,938	17,980	19,051	27,073	27,218

Total interest income	173,443	163,657	166,491	182,989	191,679

Interest-bearing liabilities:
Core savings deposits	5,415	3,355	3,687	6,701	8,717
Time deposits	29,057	27,794	27,707	33,659	35,755
FHLB advances	36,143	32,951	33,844	39,361	42,734
Other borrowings	131	61	90	185	229

Total interest expense	70,746	64,161	65,328	79,906	87,435

Net interest income results:

As of December 31, 2003	$102,697	$99,496	$101,163	$103,083	$104,244

As of December 31, 2002	$101,986	$97,340	—	$103,901	$105,958

The ALCO estimates that the negative exposure of net interest income to falling rates results from the difficulty of reducing rates paid on core savings deposits significantly below current levels. If rates were to fall and remain low for a sustained period, core savings deposit rates would likely not fall as fast as other market rates, while asset yields would decline as current asset holdings mature or reprice. The pace of asset cash flows would also be likely to increase in a falling rate environment due to more rapid mortgage-related prepayments and redemption of callable securities. While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk since the repricing, maturity and prepayment characteristics of financial instruments may change to a different degree than estimated. Specifically, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income. Changes in prepayment speeds can also affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. The sensitivity of core savings deposits to fluctuations in interest rates could also differ from the ALCO’s simulation assumptions, and could result in changes in both liability mix and interest expense that differ from those used to estimate interest rate risk exposure. Income simulation results assume that changes in core savings deposit rates are linked to changes in short-term interest rates. The assumed relationship and correlation between short-term interest rate changes and core deposit rate changes used in income simulation may fluctuate over time based on the ALCO’s assessment of market conditions.
- 47 -
The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of December 31, 2003 and 2002 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points

U.S. Treasury and government-sponsored agency securities (noncallable)	$262	$(504)
U.S. government-sponsored agency securities (callable)	292	(1,358)
Mortgage-backed securities	4,820	(23,746)
Corporate securities	997	(1,899)

Total change in market value as of December 31, 2003	$6,371	$(27,507)

Total change in market value as of December 31, 2002	$7,602	$(4,554)

The Corporation also monitors the potential change in market value of its available for sale debt securities using “value at risk” analysis. The anticipated maximum market value reduction for the bank’s available for sale securities portfolio at December 31, 2003, including both debt and equity securities, was 5.7%, assuming a one-year time horizon and a 5% probability of occurrence for “value at risk” analysis.

See additional discussion under the caption “Off-Balance Sheet Arrangements” in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.
- 48 -

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary data are contained herein.

- 49 -
Independent Auditors’ Report

The Board of Directors and Shareholders

Washington Trust Bancorp, Inc.:

We have audited the consolidated financial statements of Washington Trust Bancorp, Inc. and subsidiary (the “Corporation”) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

Providence, Rhode Island
February 27, 2004

Management’s Responsibility for Financial Statements

Scope of Responsibility – Management prepares the accompanying consolidated financial statements and related information and is responsible for their integrity and objectivity. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America. These consolidated financial statements include amounts that are based on management’s estimates and judgments. We believe that these consolidated financial statements present fairly the Corporation’s financial position and results of operations and that the other information contained in the annual report is consistent with the consolidated financial statements.

Internal Controls – We maintain and rely on systems of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and transactions are properly authorized and recorded. We continually monitor these internal accounting controls, modifying and improving them as business conditions and operations change. Our internal audit department also independently reviews and evaluates these controls. We recognize the inherent limitations in all internal control systems and believe that our systems provide an appropriate balance between the costs and benefits desired. We believe our systems of internal accounting controls provide reasonable assurance that errors or irregularities that would be material to the consolidated financial statements are prevented or detected in the normal course of business.

Independent Auditors – Our independent auditors, KPMG LLP, have audited the consolidated financial statements. Their audit was conducted in accordance with auditing standards generally accepted in the United States of America, which includes the consideration of our internal controls to the extent necessary to form an independent opinion on the consolidated financial statements prepared by management.

Audit Committee – The audit committee of the board of directors, composed solely of independent outside directors, assists the board of directors in overseeing management’s discharge of its financial reporting responsibilities. The committee meets with management, our director of internal audit and representatives of KPMG LLP to discuss significant changes to financial reporting principles and policies and internal controls and procedures proposed or contemplated by management, our internal auditors or KPMG LLP. Additionally, the committee is responsible for the selection, evaluation and, if applicable, replacement of our independent auditors; and the evaluation of the independence of the independent auditors. Both internal audit and KPMG LLP have access to the audit committee without management’s presence.

Code of Ethics – We recognize our responsibility for maintaining a strong ethical climate. This responsibility is addressed in the Corporation’s written code of ethics.

John C. Warren	David V. Devault
Chairman and	Executive Vice President,
Chief Executive Officer	Treasurer and Chief Financial Officer
- 50 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

December 31,	2003	2002

Assets:
Cash and due from banks	$40,710	$39,298
Federal funds sold and other short-term investments	20,400	11,750
Mortgage loans held for sale	2,486	4,566
Securities:
Available for sale, at fair value; amortized cost $663,529 in 2003 and $539,109 in 2002	673,845	553,556
Held to maturity, at cost; fair value $169,401 in 2003 and $250,446 in 2002	165,576	242,277

Total securities	839,421	795,833
Federal Home Loan Bank stock, at cost	31,464	24,582
Loans	960,981	795,126
Less allowance for loan losses	15,914	15,487

Net loans	945,067	779,639
Premises and equipment, net	24,941	24,415
Accrued interest receivable	7,911	7,773
Goodwill	22,591	22,588
Identifiable intangible assets	1,953	2,672
Other assets	36,863	32,545

Total assets	$1,973,807	$1,745,661

Liabilities:
Deposits:
Demand	$194,144	$157,539
Savings	493,878	471,354
Time	518,119	481,600

Total deposits	1,206,141	1,110,493
Dividends payable	2,113	1,825
Federal Home Loan Bank advances	607,104	480,080
Other borrowings	2,311	9,183
Accrued expenses and other liabilities	18,083	15,359

Total liabilities	1,835,752	1,616,940

Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30 million shares in 2003 and 2002; issued 13,204,024 shares in 2003 and 13,086,795 shares in 2002	825	818
Paid-in capital	29,868	28,767
Retained earnings	101,492	90,717
Unamortized employee restricted stock	(22)	(24)
Accumulated other comprehensive income	6,101	9,294
Treasury stock, at cost; 9,463 shares in 2003 and 44,361 shares in 2002	(209)	(851)

Total shareholders’ equity	138,055	128,721

Total liabilities and shareholders’ equity	$1,973,807	$1,745,661

The accompanying notes are an integral part of these consolidated financial statements.
51
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF INCOME	(Dollars in thousands, except per share amounts)

Years ended December 31,	2003	2002	2001

Interest income:
Interest and fees on loans	$51,603	$49,576	$50,618
Interest on securities	32,430	35,571	33,988
Dividends on corporate stock and Federal Home Loan Bank stock	2,081	1,973	2,327
Interest on federal funds sold and other short-term investments	131	219	594

Total interest income	86,245	87,339	87,527

Interest expense:
Savings deposits	3,221	5,598	5,127
Time deposits	15,333	16,776	18,866
Federal Home Loan Bank advances	18,819	20,596	24,068
Other	73	87	99

Total interest expense	37,446	43,057	48,160

Net interest income	48,799	44,282	39,367
Provision for loan losses	460	400	550

Net interest income after provision for loan losses	48,339	43,882	38,817

Noninterest income:
Trust and investment management fees	10,769	10,171	10,408
Service charges on deposit accounts	4,920	3,787	3,514
Net gains on loan sales	4,690	2,884	2,058
Merchant processing fees	3,410	3,002	2,642
Income from bank-owned life insurance	1,161	1,155	1,134
Net realized gains on securities	630	678	348
Other income	1,155	1,581	1,381

Total noninterest income	26,735	23,258	21,485

Noninterest expense:
Salaries and employee benefits	26,945	23,793	20,845
Net occupancy	2,979	2,694	2,632
Equipment	3,380	3,333	3,375
Merchant processing costs	2,716	2,391	2,124
Legal, audit and professional fees	1,242	1,893	1,336
Advertising and promotion	1,440	1,180	1,237
Outsourced services	1,333	1,077	975
Debt prepayment penalties	941	—	—
Amortization of intangibles	719	651	129
Acquisition related expenses	—	605	—
Litigation settlement cost, net of recovery	—	—	3,625
Other	5,937	5,373	5,375

Total noninterest expense	47,632	42,990	41,653

Income before income taxes	27,442	24,150	18,649
Income tax expense	8,519	7,393	5,541

Net income	$18,923	$16,757	$13,108

Weighted average shares outstanding - basic	13,114.1	12,737.3	12,039.2
Weighted average shares outstanding - diluted	13,393.6	12,932.4	12,202.5
Per share information:
Basic earnings per share	$1.44	$1.32	$1.09
Diluted earnings per share	$1.41	$1.30	$1.07
Cash dividends declared per share	$.62	$.56	$.52

The accompanying notes are an integral part of these consolidated financial statements.
52
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY					(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Common Stock	Paid-in Capital	Retained Earnings	Unamortized Employee Restricted Stock	Accumulated Other Comprehensive Income	Treasury Stock	Total

Balance at January 1, 2001	$750	$10,144	$74,265	$—	$4,027	$—	$89,186
Net income			13,108				13,108
Cumulative effect of change in
accounting principle, net of tax					(391)		(391)
Unrealized gains on securities, net
of $1,499 income tax expense					3,000		3,000
Reclassification adjustments, net of tax					(220)		(220)

Comprehensive income							15,497
Cash dividends declared			(6,259)				(6,259)
Shares issued	4	552				17	573
Shares repurchased						(1,060)	(1,060)

Balance at December 31, 2001	$754	$10,696	$81,114	$—	$6,416	$(1,043)	$97,937

Net income			16,757				16,757
Unrealized gains on securities, net
of $1,629 income tax expense					3,310		3,310
Reclassification adjustments, net of tax					(432)		(432)

Comprehensive income							19,635
Cash dividends declared			(7,154)				(7,154)
Amortization of employee restricted stock,
net of shares issued		1		(24)		24	1
Shares issued		(185)				704	519
Shares issued for acquisition	64	18,255					18,319
Shares repurchased						(536)	(536)

Balance at December 31, 2002	$818	$28,767	$90,717	$(24)	$9,294	$(851)	$128,721

Net income			18,923				18,923
Unrealized losses on securities, net
of $1,002 income tax benefit					(2,499)		(2,499)
Reclassification adjustments, net of tax					(410)		(410)
Minimum pension liability adjustment,
net of $153 income tax benefit					(284)		(284)

Comprehensive income							15,730
Cash dividends declared			(8,148)				(8,148)
Amortization of employee restricted stock,
net of shares issued		29		2			31
Shares issued	7	1,072				851	1,930
Shares repurchased						(209)	(209)

Balance at December 31, 2003	$825	$29,868	$101,492	$(22)	$6,101	$(209)	$138,055

Disclosure of Reclassification Amount:
Years ended December 31,					2003	2002	2001

Reclassification adjustment for net gains included in net income					$(630)	$(678)	$(348)
Income tax effect on net gains					220	237	122
Reclassification adjustment for amortization of unrealized loss on interest rate floor contract included in net income					--	13	10
Income tax effect on interest rate floor contract amortization					--	(4)	(4)

Net reclassification adjustments					$(410)	$(432)	$(220)

The accompanying notes are an integral part of these consolidated financial statements.
- 53 -

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS	(Dollars in thousands)

Years ended December 31,	2003	2002	2001

Cash flows from operating activities:
Net income	$18,923	$16,757	$13,108
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	460	400	550
Depreciation of premises and equipment	3,162	2,988	3,036
Amortization of premium in excess of accretion of discount on debt securities	4,379	1,983	489
Net amortization of intangibles	719	510	129
Depreciation (appreciation) of interest rate floor contract	—	229	(642)
Amortization of restricted stock, net of shares issued	31	—	—
Deferred income tax benefit	(701)	(1,262)	(644)
Net realized gains on securities	(630)	(678)	(348)
Net gains on loan sales	(4,690)	(2,884)	(2,058)
Earnings from bank-owned life insurance	(1,161)	(1,155)	(1,134)
Proceeds from sales of loans	185,214	126,382	98,198
Loans originated for sale	(178,979)	(120,587)	(102,583)
Decrease (increase) in accrued interest receivable, excluding purchased interest	222	(175)	676
Decrease (increase) in other assets	2,081	(1,589)	(628)
Increase (decrease) in accrued expenses and other liabilities	2,042	(733)	807
Other, net	716	248	517

Net cash provided by operating activities	31,788	20,434	9,473

Cash flows from investing activities:
Securities available for sale: Purchases	(456,596)	(307,083)	(160,774)
Proceeds from sales	42,858	29,964	238
Maturities and principal repayments	289,901	187,549	140,145
Securities held to maturity: Purchases	(62,347)	(152,157)	(131,570)
Maturities and principal repayments	137,416	84,447	37,841
Purchases of Federal Home Loan Bank stock	(6,882)	—	(3,933)
Principal collected on loans (under) over loan originations	(34,534)	(12,507)	6,394
Purchases of loans, including purchased interest	(132,317)	(62,433)	(15,151)
Proceeds from sales of other real estate owned	87	61	151
Purchases of premises and equipment	(3,687)	(3,400)	(3,416)
Proceeds from sale of premises and equipment	—	638	—
Purchases of bank-owned life insurance	(4,900)	—	—
Cash acquired, net of payment made for acquisition	—	34,506	—

Net cash used in investing activities	(231,001)	(200,415)	(130,075)

Cash flows from financing activities:
Net increase in deposits	95,855	156,420	81,192
Net (decrease) increase in other borrowings	(6,872)	4,242	(1,140)
Proceeds from Federal Home Loan Bank advances	1,395,331	717,200	1,217,000
Repayment of Federal Home Loan Bank advances	(1,268,143)	(690,695)	(1,162,872)
Purchase of treasury stock	(209)	(536)	(670)
Proceeds from the issuance of common stock	1,174	397	266
Cash dividends paid	(7,861)	(6,898)	(6,135)

Net cash provided by financing activities	209,275	180,130	127,641

Net increase (decrease) in cash and cash equivalents	10,062	149	7,039
Cash and cash equivalents at beginning of year	51,048	50,899	43,860

Cash and cash equivalents at end of year	$61,110	$51,048	$50,899

Noncash Investing and Financing Activities:
Fair value of assets acquired	$—	$204,762	$—
Fair value of liabilities assumed	—	166,708	—
Net transfers from loans to other real estate owned	266	84	187
Loans charged off	294	497	433
Loans made to facilitate the sale of other real estate owned	322	—	—
Supplemental Disclosures : Interest payments	37,311	42,955	48,859
Income tax payments	7,834	8,607	5,632

The accompanying notes are an integral part of these consolidated financial statements.
- 54 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2003 and 2002

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

Securities

Securities Available for Sale – The Corporation designates securities that it intends to use as part of its asset/liability strategy or that may be sold as a result of changes in market conditions, changes in prepayment risk, rate fluctuations, liquidity or capital requirements as available for sale. The determination to classify such securities as available for sale is made at the time of purchase.

Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized. Any decline in fair value below the amortized cost basis of an individual security deemed to be other-than-temporary is recognized as a realized loss in the accounting period in which the determination is made. The fair value of the security at the time of the write-down becomes the new cost basis of the security.

Realized gains or losses from sales of equity securities are determined using the average cost method, while other realized gains and losses are determined using the specific identification method.

Securities Held to Maturity – The determination to classify debt securities in the held-to-maturity category is made at the time of purchase and is based on management’s intent and ability to hold the securities until maturity. Debt securities in the held-to-maturity portfolio are stated at cost, adjusted for amortization of premium and accretion of discount. Any decline in fair value below the amortized cost basis of an individual security deemed to be other-than-temporary is recognized as a realized loss in the accounting period in which the determination is made. The fair value of the security at the time of the write-down becomes the new cost basis of the security.
- 55 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2003 and 2002

Federal Home Loan Bank Stock

The Bank is a member of the FHLB of Boston. As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank may redeem FHLB stock in excess of the minimum required. In addition, the FHLB may require members to redeem stock in excess of the requirement. FHLB stock is redeemable at par value, which equals cost. Since no market exists for these shares, they are carried at par value.

Mortgage Banking Activities

Mortgage Loans Held for Sale – Residential mortgage loans originated for sale are classified as held for sale. These loans are specifically identified and are carried at the lower of aggregate cost, net of unamortized deferred loan origination fees and costs, or market. Forward commitments to sell residential mortgage loans are contracts that the Corporation enters into for the purpose of reducing the market risk associated with originating loans for sale should interest rates change. Forward commitments are recorded at fair market value and are reported in other assets. Market value is estimated based on outstanding investor commitments or, in the absence of such information, current investor yield requirements.

Loan Servicing Rights – Rights to service loans for others are recognized as an asset, including rights acquired through both purchases and originations. The total cost of originated loans that are sold with servicing rights retained is allocated between the loan servicing rights and the loans without the servicing rights based on their relative fair values. Capitalized loan servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income. They are periodically evaluated for impairment based on their fair value. Impairment is measured on an aggregated basis according to interest rate band and period of origination. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost. Any impairment is recognized as a charge to earnings through a valuation allowance.

Loans – Loans held in portfolio are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs. Interest income is accrued on a level yield basis based on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loans.

Nonaccrual Loans – Loans, with the exception of certain well-secured residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent cash receipts on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectibility of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

Impaired Loans – A loan is impaired when it is probable that the creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Corporation considers all nonaccrual commercial loans to be impaired. Impairment is measured on a discounted cash flow method, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. Impairment is measured based on the fair value of the collateral if it is determined that foreclosure is probable.
- 56 -

Restructured Loans – Restructured loans include those for which concessions such as reduction of interest rates other than normal market rate adjustments, or deferral of principal or interest payments have been granted due to a borrower’s financial condition. Subsequent cash receipts on restructured loans are applied to the outstanding principal balance of the loan, or recognized as interest income depending on management’s assessment of the ultimate collectibility of the loan.

Allowance for Loan Losses

The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: identification of specific loan losses, general loss allocations for certain loan types based on credit grade and loss experience factors, and general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with accounting principles generally accepted in the United States of America (SFAS 114). Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

While management believes that the allowance for loan losses is adequate, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review the Corporation’s allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line method over the estimated useful lives of assets. Expenditures for major additions and improvements are capitalized while the costs of current maintenance and repairs are charged to operating expenses. The estimated useful lives of premises and improvements range from three to fifty years. For furniture, fixtures and equipment, the estimated useful lives range from two to twenty years.

Goodwill and Other Intangibles

Goodwill represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for using purchase accounting. Goodwill and intangible assets that are not amortized are tested for impairment, based on their fair values, at least annually. Identifiable intangible assets that are subject to amortization are also reviewed for impairment based on its fair value. Any impairment is recognized as a charge to earnings and the adjusted carrying amount of the intangible asset becomes its new accounting basis. The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
- 57 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2003 and 2002

Impairment of Long-Lived Assets Other than Goodwill

The Corporation reviews long-lived assets, including premises and equipment and other intangible assets for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. The Corporation performs undiscounted cash flow analyses to determine if impairment exists. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Other Real Estate Owned (OREO)

OREO consists of property acquired through foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Corporation has taken possession of the collateral, but has not completed legal foreclosure proceedings.

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

Bank-Owned Life Insurance (BOLI)

BOLI represents life insurance on the lives of certain Bank employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. The cash value is included in assets. Washington Trust reviews the financial strength of the insurance carrier prior to the purchase of BOLI and annually thereafter.

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

Pension Costs

The Corporation accounts for pension benefits using the net periodic benefit cost method, which recognizes the compensation cost of an employee’s pension benefit over that employee’s approximate service period.

Stock-Based Compensation

The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. In addition, the Corporation discloses pro forma net income and earnings per share computed using the fair value based method of accounting for these plans as required by SFAS No. 123 and SFAS No. 148.

In determining the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table
- 58 -
presents pro forma net income and earnings per share assuming the stock option plan was accounted for using the fair value method prescribed by SFAS No. 123 and SFAS No. 148, the weighted average assumptions used and the grant date fair value of options granted in 2003, 2002 and 2001:

(Dollars in thousands, except per share amounts)

Years ended December 31,	2003	2002	2001

Net income, as reported	$ 18,923	$ 16,757	$ 13,108
Less:
Total stock-based compensation expense
determined under fair value based method
for all awards, net of related tax effects	(1,033)	(1,143)	(923)

Pro forma net income	$ 17,890	$ 15,614	$ 12,185
Earnings per share:
Basic - as reported	$ 1.44	$ 1.32	$ 1.09
Basic - pro forma	$ 1.36	$ 1.23	$ 1.01
Diluted - as reported	$ 1.41	$ 1.30	$ 1.07
Diluted - pro forma	$ 1.34	$ 1.21	$ 1.00
Weighted average fair value	$ 6.56	$ 6.92	$ 5.27
Expected life	6.3 years	6.4 years	9.0 years
Risk-free interest rate	3.13%	4.98%	5.32%
Expected volatility	39.8%	36.2%	33.0%
Expected dividend yield	2.8%	2.7%	3.8%

The pro forma effect on net income and earnings per share for 2003, 2002 and 2001 is not representative of the pro forma effect on net income and earnings per share for future years because it does not reflect compensation cost for options granted prior to January 1, 1995.

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
- 59 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2003 and 2002

Cash Flows

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and other short-term investments. Generally, federal funds are sold on an overnight basis.

Guarantees

FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” considers standby letters of credit a guarantee of the Corporation. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.

Derivative Instruments and Hedging Activities

Effective January 1, 2001, the Corporation adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 sets accounting and reporting standards for derivative instruments and hedging activities and requires that all derivatives be recognized on the balance sheet at fair value. The Corporation recognized an after-tax loss of $391 thousand from the cumulative effect of adoption of this accounting standard. In 2003, the Corporation adopted SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments and hedging activities under SFAS No. 133. The changes in this Statement improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. Most of the provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003.

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
- 60 -

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

(2) New Accounting Pronouncements

In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value method of accounting for stock-based compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure about those effects in interim financial information. The amendments to SFAS No. 123 are effective for financial statements for fiscal years ending after December 15, 2002. The amendment to Opinion No. 28 shall be effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002 for transition guidance and annual disclosure provisions. The Corporation has provided the disclosure required under SFAS No. 148 in Note 1 to the Consolidated Financial Statements.

On April 22, 2003, the FASB decided to require all companies to expense the value of employee stock options. It has also tentatively decided in principle to measure employee equity-based awards at their date of grant and will later decide the method for determining the cost of employee stock options, as well as the extent to which a final Statement on this matter will permit adjustments for actual forfeitures and actual performance outcomes, which will affect the amount of compensation cost recognized over the employee service period. The FASB plans to issue an exposure draft in the first quarter of 2004 and a final statement in the second half of 2004, which could become effective in 2005. Until a new Statement is issued, the provisions of SFAS No. 123 and SFAS No. 148 remain in effect.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, this Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of estimated future benefit payments required by this Statement is effective for fiscal years ending after June 15, 2004.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation addresses consolidation by business enterprises of variable interest entities having certain characteristics as detailed in the Interpretation. ARB No. 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in
- 61 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2003 and 2002 financial statements for periods ending after March 15, 2004. The adoption of this Interpretation did not have any impact on the Corporation’s financial statements.

(3) Acquisitions and Mergers

On April 16, 2002, the Corporation completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank (“First Bank”). The results of First Financial Corp.‘s operations have been included in the Corporation’s Consolidated Statements of Income since that date. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Corporation closed First Bank’s Richmond and North Kingstown branches and consolidated them into existing Bank branches in May 2002. Pursuant to the Agreement and Plan of Merger dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into the Bancorp and the merger of First Bank with and into the Bank. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations” and the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” were also applied.

The Bancorp issued 1,021,512 common shares and paid $19.4 million in cash to the First Financial Corp. shareholders in connection with the acquisition. The total purchase price of First Financial Corp. was $38.1 million. Shareholders of First Financial Corp. common stock received 0.842 of a Bancorp share plus $16.00 in cash for each share of First Financial Corp. common stock, with cash paid in lieu of fractional shares.

The following table summarizes the fair values of the assets acquired and liabilities assumed for First Financial Corp. at the date of acquisition. A substantial portion of the First Financial Corp. investment portfolio was liquidated prior to April 16, 2002.

(Dollars in thousands)	April 16, 2002

Assets:
Cash and due from banks	$43,034
Short-term investments	11,208
Investments	6,521
Federal Home Loan Bank stock	1,091
Net loans	113,703
Premises and equipment, net	2,539
Accrued interest receivable	474
Goodwill	21,620
Other assets	4,572

Total assets acquired	$204,762

Liabilities:
Deposits	$137,729
Federal Home Loan Bank advances	22,303
Other borrowings	2,854
Accrued expenses and other liabilities	3,822

Total liabilities acquired	$166,708

Net assets acquired	$38,054

- 62 -
(4) Cash and Due From Banks

The Bank is required to maintain certain average reserve balances with the Federal Reserve Board. Such reserve balances amounted to $13.0 million and $12.2 million at December 31, 2003 and 2002, respectively.

(5) Securities

Securities are summarized as follows:

(Dollars in thousands)
December 31, 2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$97,876	$1,480	$(262)	$99,094
Mortgage-backed securities	464,138	3,964	(3,277)	464,825
Corporate bonds	79,175	1,487	(724)	79,938
Corporate stocks	22,340	8,262	(614)	29,988

Total securities available for sale	663,529	15,193	(4,877)	673,845

Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	8,000	13	—	8,013
Mortgage-backed securities	143,162	3,256	(118)	146,300
States and political subdivisions	14,414	674	—	15,088

Total securities held to maturity	165,576	3,943	(118)	169,401

Total securities	$829,105	$19,136	$(4,995)	$843,246

(Dollars in thousands)
December 31, 2003	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$74,852	$3,121	$—	$77,973
Mortgage-backed securities	378,162	8,830	(245)	386,747
Corporate bonds	67,018	1,386	(1,969)	66,435
Corporate stocks	19,077	4,459	(1,135)	22,401

Total securities available for sale	539,109	17,796	(3,349)	553,556

Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	3,000	13	—	3,013
Mortgage-backed securities	220,711	7,199	—	227,910
States and political subdivisions	18,566	957	—	19,523

Total securities held to maturity	242,277	8,169	—	250,446

Total securities	$781,386	$25,965	$(3,349)	$804,002

- 63 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2003 and 2002

Included in corporate stocks at December 31, 2003 are preferred stocks, which are callable at the discretion of the issuer, with an amortized cost of $10.7 million and a fair value of $10.9 million. Call features on these stocks range from one month to five years.

At December 31, 2003 and 2002, the Corporation’s securities portfolio included $14.1 million and $22.6 million of net pretax unrealized gains, respectively. Included in these net amounts were gross unrealized losses amounting to $5.0 million and $3.3 million at December 31, 2003 and 2002, respectively.

The following table summarizes, for all securities in an unrealized loss position at December 31, 2003, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total

At December 31, 2003	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

U.S. Treasury obligations
and obligations of U.S.
government-sponsored agencies	$ 29,739	$ 262	$ —	$ —	$ 29,739	$ 262
Mortgage-backed securities	301,751	3,394	25	1	301,776	3,395
Corporate bonds	1,985	15	21,879	709	23,864	724

Subtotal, debt securities	333,475	3,671	21,904	710	355,379	4,381
Corporate stocks	917	82	3,834	532	4,751	614

Total temporarily impaired
securities	$ 334,392	$ 3,753	$ 25,738	1,242	$ 360,130	$ 4,995

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to interest rates. The majority of debt securities reported in an unrealized loss position at December 31, 2003 were purchased during 2003, during which interest rates were at or near historical lows. The relative increase in interest rates towards the end of 2003 resulted in a decline in market value for these debt securities. Other contributing factors for debt securities reported in an unrealized loss position at December 31, 2003 include widening of investment spreads on certain variable rate asset classes, which have resulted in relative declines in market value compared to amortized cost. The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of future interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at December 31, 2003 consisted of fifty-four debt security holdings. The largest loss percentage of any single holding was 5.8% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include both the general decline in equity markets over the past several years, timing of purchases, and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The Corporation believes that the nature and duration of impairment on its equity securities holdings are a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at December 31, 2003 consisted of ten holdings of financial and commercial entities. The largest loss percentage position of any single holding was 17% of its cost.
- 64 -

The contractual maturities and weighted average yields of debt securities are summarized below. Weighted average yields are computed on a fully taxable basis. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.

(Dollars in thousands)
December 31, 2003	Amortized Cost	Fair Value	Weighted Average Yield

Securities Available for Sale:
Due in 1 year or less	$191,067	$191,911	3.93%
After 1 but within 5 years	286,057	287,104	3.83%
After 5 but within 10 years	132,965	133,308	3.11%
After 10 years	31,100	31,534	2.07%

Total debt securities available for sale	641,189	643,857	3.62%

Securities Held to Maturity:
Due in 1 year or less	49,002	50,018	5.29%
After 1 but within 5 years	85,942	88,079	4.93%
After 5 but within 10 years	30,632	31,304	2.86%
After 10 years	—	—	—

Total debt securities held to maturity	165,576	169,401	4.66%

Total debt securities	$806,765	$813,258	3.84%

At December 31, 2003, the Corporation owned debt securities with an aggregate carrying value of $144.5 million that are callable at the discretion of the issuers. The majority of these securities are U.S. Treasury and government-sponsored agency obligations, included in both the available for sale and held to maturity categories. Final maturities of these securities range from fourteen months to thirty years with call features ranging from one month to six years.

The following is a summary of amounts relating to sales of securities available for sale:

(Dollars in thousands)
Years ended December 31,	2003	2002	2001

Proceeds from sales	$42,858	$29,964	$238

Gross realized gains	$630	$1,137	$522
Gross realized losses	—	—	(174)
Other than temporary write-downs	—	(459)	—

Net realized gains	$630	$678	$348

Included in net realized gains on securities in 2002 were $459 thousand in loss write-downs on certain equity securities deemed to be other than temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers.
- 65 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2003 and 2002

Included in other noninterest expense for the twelve months ended December 31, 2003, 2002 and 2001 were contributions of appreciated equity securities to the Corporation’s charitable foundation amounting to $433 thousand, $403 thousand and $353 thousand, respectively. These transactions resulted in realized securities gains of $400 thousand, $381 thousand and $351 thousand, respectively, for the same periods.

Securities available for sale and held to maturity with a fair value of $548.4 million and $559.7 million were pledged to secure borrowings, Treasury Tax and Loan deposits and public deposits at December 31, 2003 and 2002, respectively. (See Note 13 to the Consolidated Financial Statements for additional discussion of FHLB borrowings). In addition, securities available for sale and held to maturity with a fair value of $23.0 million and $27.6 million were collateralized for the discount window at the Federal Reserve Bank at December 31, 2003 and 2002, respectively. There were no borrowings with the Federal Reserve Bank at either date. At December 31, 2003 securities available for sale with a fair value of $2.8 million were designated in a rabbi trust for a nonqualified retirement plan. At December 31, 2003, assets with a carrying value of $2.8 million were designated for this purpose and were classified in Other Assets in the Corporation’s Consolidated Balance Sheet.

(6) Loans

The following is a summary of loans:

(Dollars in thousands)
December 31,	2003	2002

Commercial and others:
Mortgages (1)	$227,334	$197,814
Construction and development (2)	12,486	10,337
Other (3)	168,657	174,018

Total commercial and other	408,477	382,169
Residential real estate:
Mortgages (4)	375,706	269,548
Homeowner construction	14,149	11,338

Total residential real estate	389,855	280,886
Consumer:
Home equity lines	116,458	81,503
Other (5)	46,191	50,568

Total Consumer	162,649	132,071

Total loans (6)	$960,981	$795,126

(1)	Amortizing mortgages, primarily secured by income producing property
(2)	Loans for construction of residential and commercial properties and for land development
(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate
(4)	A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 13 for additional discussion of FHLB borrowings)
(5)	Fixed rate home equity loans and other consumer installment loans
(6)	Net of unearned income and unamortized loan origination fees, net of costs totaling $687 thousand and $478 thousand at December 31, 2003 and 2002, respectively. Includes $685 thousand and $1.1 million of net purchased premium at December 31, 2003 and 2002, respectively.
- 66 -
Concentrations of Credit Risk

The Corporation’s loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island, and to a lesser extent in Connecticut and Massachusetts. The Corporation grants single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, loans are granted for the construction of residential homes, commercial real estate properties, and for land development. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in the Corporation’s market area.

Nonaccrual Loans

The balance of loans on nonaccrual status as of December 31, 2003 and 2002 was $2.7 million and $4.2 million, respectively. Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $232 thousand in 2003 and $312 thousand in 2002. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $196 thousand in 2003 and $182 thousand in 2002. Included in nonaccrual loans at December 31, 2003 and 2002 are loans amounting to $33 thousand and $51 thousand, respectively, whose terms have been restructured.

Impaired Loans

Impaired loans consist of all nonaccrual commercial loans. The following is a summary of impaired loans:

(Dollars in thousands)
December 31,	2003	2002

Impaired loans requiring an allowance	$815	$716
Impaired loans not requiring an allowance	762	1,994

Total recorded investment in impaired loans	$1,577	$2,710

(Dollars in thousands)
Years ended December 31,	2003	2002	2001

Average recorded investment in impaired loans	$2,274	$2,219	$2,188

Interest income recognized on impaired loans	$111	$100	$122

- 67 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued) December 31, 2003 and 2002
Loan Servicing Activities

An analysis of loan servicing rights for the years ended December 31, 2003, 2002 and 2001 follows:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total	Balance of Loans Serviced For Others (1)

Balance as of December 31, 2000	$ 905	$ (320)	$ 585	$ 180,641

Loan servicing rights capitalized	35	—	35
Amortization (2)	(110)	—	(110)

Balance as of December 31, 2001	830	(320)	510	$ 146,725

Loan servicing rights capitalized	152	—	152
Acquired loan servicing rights (3)	453	—	453
Amortization (2)	(176)	—	(176)
Increase in impairment reserve (2)	—	(177)	(177)

Balance at December 31, 2002	1,259	(497)	762	$ 121,290

Loan servicing rights capitalized	302	—	302
Amortization (2)	(261)	—	(261)
Increase in impairment reserve (2)	—	(82)	(82)

Balance at December 31, 2003	$ 1,300	$ (579)	$ 721	$ 91,600

(1)	The Corporation services mortgage loans and other loans sold to others on a fee basis under various agreements. Loans serviced for others are not included in the Consolidated Balance Sheets.
(2)	Both amortization and increases in the impairment reserve are recorded as reductions in loan servicing fees.
(3)	The acquired loan servicing rights have a weighted average amortization period of 15 years.

Estimated aggregate amortization expense related to loan servicing assets is as follows:

(Dollars in thousands)

Years ending December 31:	2004	$221
	2005	180
	2006	146
	2007	118
	2008	96
- 68 -
Loans to Related Parties

The Corporation has made loans in the ordinary course of business to certain directors and executive officers including their immediate families and their affiliated companies. Such loans were made under normal interest rate and collateralization terms. Activity related to these loans in 2003 was as follows:

(Dollars in thousands)	2003

Balance at beginning of year	$ 9,777
Additions	8,696
Reductions	(7,331)

Balance at end of year	$ 11,142

(7) Allowance for Loan Losses

The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
Years ended December 31,	2003	2002	2001

Balance at beginning of year	$ 15,487	$ 13,593	$ 13,135
Allowance on acquired loans	—	1,829	—
Provision charged to expense	460	400	550
Recoveries of loans previously charged off	261	162	341
Loans charged off	(294)	(497)	(433)

Balance at end of year	$ 15,914	$ 15,487	$ 13,593

Included in the allowance for loan losses at December 31, 2003, 2002 and 2001 was an allowance for impaired loans amounting to $134 thousand, $29 thousand and $163 thousand, respectively.

(8) Premises and Equipment

The following is a summary of premises and equipment:

(Dollars in thousands)
December 31,	2003	2002

Land and improvements	$ 4,009	$ 3,880
Premises and improvements	29,001	27,242
Furniture, fixtures and equipment	23,368	21,657

	56,378	52,779
Less accumulated depreciation	31,437	28,364

Total premises and equipment, net	$24,941	$24,415

Depreciation of premises and equipment amounted to $3.2 million, $3.0 million and $3.0 million of expense for the years ended December 31, 2003, 2002 and 2001, respectively.
- 69 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2003 and 2002

(9) Goodwill and other intangibles

Effective January 1, 2002, the Corporation adopted the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” As of the date of adoption, the Corporation had unamortized identifiable intangible assets totaling $669 thousand. No material reclassifications or adjustments to the useful lives of finite-lived intangible assets were made as a result of adopting the new standards.

In October 2002, the FASB issued SFAS No. 147, “Acquisitions of Certain Financial Institutions, an amendment of FASB Statements No. 72 and 144 and FASB Interpretation No. 9.” This Statement amended SFAS No. 72 to exclude from its scope most acquisitions of financial institutions and to require that such transactions be accounted for in accordance with SFAS No. 141 and, under certain circumstances, previously recognized SFAS No. 72 intangible assets be reclassified to goodwill. In addition, this Statement amends SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” to include in its scope long-term customer-relationship intangible assets of financial institutions. The Corporation adopted SFAS No. 147 effective October 1, 2002. No material reclassifications or adjustments to goodwill and other intangible assets were necessary.

The changes in the carrying value of goodwill and other intangible assets for the year ended December 31, 2003 are as follows:

(Dollars in thousands)	Goodwill	Core Deposit Intangibles	Other Intangibles	Total Intangibles

Balance at December 31, 2001	$ —	$ 669	$ —	$ 669
Recorded during the period	22,588	1,801	852	25,271
Amortization expense	—	(461)	(189)	(650)
Impairment recognized	—	—	—	—

Balance at December 31, 2002	$22,588	$ 2,009	$ 663	$ 25,260
Recorded during the period	3	—	—	3
Amortization expense	—	(435)	(284)	(719)
Impairment recognized	—	—	—	—

Balance at end of year	$22,591	$ 1,574	$ 379	$ 24,544

The second quarter 2002 acquisition of First Financial Corp. resulted in the recording of goodwill of $22.6 million. Included in this amount were $970 thousand of business combination costs (primarily legal, accounting and investment advisor fees) capitalized in accordance with accounting principles generally accepted in the United States of America.

At December 31, 2003 and December 31, 2002, the Corporation had unamortized identifiable intangible assets consisting of core deposit intangibles and a noncompete agreement. In conjunction with the 2002 First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million with an average useful life of ten years, and other intangibles of $852 thousand with an average useful life of three years.
- 70 -
Estimated annual amortization expense is as follows:

(Dollars in thousands)
Estimated amortization expense	Core Deposit Intangibles	Other Intangibles	Total Intangibles

2004	$ 359	$ 284	$ 643
2005	303	95	398
2006	261	—	261
2007	140	—	140
2008	120	—	120

The components of intangible assets at December 31, 2003 are as follows:

(Dollars in thousands)
Intangible assets	Gross Carrying Amount	Accumulated Amortization	Amount

Core deposit intangibles	$2,997	$(1,423)	$1,574
Other intangibles	852	(473)	379

Total	$3,849	$(1,896)	$1,953

(10) Financial Instruments With Off-Balance Sheet Risk and Derivative Financial Instruments

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, interest rate swaps and floors and commitments to originate and commitments to sell fixed rate mortgage loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)
December 31,	2003	2002

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$ 78,555	$51,434
Home equity lines	109,182	71,692
Other loans	14,965	12,729
Standby letters of credit	9,448	2,440
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	1,328	23,942
Commitments to sell fixed rate mortgage loans	3,340	28,536
- 71 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2003 and 2002

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each borrower’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the borrower.

Standby Letters of Credit

Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At December 31, 2003 and 2002, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered totaled $9.4 million and $2.4 million, respectively. At December 31, 2003 and 2002, there was no liability to beneficiaries resulting from standby letters of credit.

At December 31, 2003, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Interest Rate Risk Management Agreements

The Corporation uses interest rate swaps and floors from time to time as part of its interest rate risk management strategy. Swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount. A floor is a purchased contract that entitles the Corporation to receive payment from a counterparty if a rate index falls below a contractual rate. The amount of the payment is the difference between the contractual floor rate and the rate index multiplied by the notional principal amount of the contract. If the rate index does not fall below the contractual floor rate, no payment is received. The credit risk associated with swap and floor transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and thus, are not a measure of the Corporation’s potential loss exposure.

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
- 72 -
The Corporation has not terminated any interest rate swap agreements or floor contracts, other than disclosed above.

Forward Loan Commitments

Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At December 31, 2003 and 2002, the carrying value of these commitments amounted to $(15) thousand and $(45) thousand, respectively, and was reported in other assets. Changes in the fair value were recorded in current earnings and amounted to income of $52 thousand for the year ended December 31, 2003 compared to expense of $154 thousand for the year ended December 31, 2002.

(11) Other Real Estate Owned

OREO is included in other assets on the Corporation’s consolidated balance sheets. An analysis of the composition of OREO follows:

(Dollars in thousands)

December 31,	2003	2002

Residential real estate	$—	$84
Repossessed assets	24	11

	24	95
Valuation allowance	(13)	(9)

OREO, net	$11	$86

An analysis of the activity relating to OREO follows:

(Dollars in thousands)

Years ended December 31,	2003	2002

Balance at beginning of year	$95	$66
Net transfers from loans	266	84
Sales	(337)	(55)
Other	—	—

	24	95
Valuation allowance	(13)	(9)

OREO, net	$11	$86

- 73 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2003 and 2002

The following is an analysis of activity relating to the OREO valuation allowance:

(Dollars in thousands)

Years ended December 31,	2003	2002	2001

Balance at beginning of year	$9	$36	$39
Provision charged to expense	15	4	9
Sales	(11)	(31)	(12)
Selling expenses incurred	—	—	—
Other	—	—	—

Balance at end of year	$13	$9	$36

Net realized gains on dispositions of properties amounted to $129 thousand, $76 thousand, and $320 dollars in 2003, 2002 and 2001, respectively. These amounts are included in other noninterest expense in the Consolidated Statements of Income.

(12) Time Certificates of Deposit

Scheduled maturities of time certificates of deposit at December 31, 2003 were as follows:

(Dollars in thousands)

Years ending December 31:	2004	$234,859
	2005	60,424
	2006	70,411
	2007	66,831
	2008	76,445
	2009 and thereafter	9,149

Balance at December 31, 2003		$518,119

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $215.4 million and $179.0 million at December 31, 2003 and 2002, respectively.

(13) Borrowings

Federal Home Loan Bank Advances

The following table presents maturities and weighted average interest rates paid on FHLB advances outstanding at December 31, 2003 and 2002:
- 74 -
(Dollars in thousands)

December 31,	2003			2002

	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)

2004	$291,297	$336,797	2.06%	$208,803	$259,440	3.32%
2005	78,371	83,371	2.98%	92,643	92,643	4.35%
2006	84,962	84,962	3.23%	42,525	47,525	4.12%
2007	44,902	54,902	3.87%	34,081	34,081	4.57%
2008	30,456	30,456	3.81%	22,537	32,537	4.80%
2009 and after	77,116	16,616	5.18%	79,491	13,854	5.29%

	$607,104	$607,104		$480,080	$480,080

(1)	Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.
(2)	Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit amounting to $8.0 million at December 31, 2003. Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances. The FHLB maintains a security interest in various assets of the Bank including, but not limited to, residential mortgage loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB. The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2003. Included in the collateral were securities available for sale and held to maturity with a fair value of $526.0 million and $540.0 million that were specifically pledged to secure FHLB borrowings at December 31, 2003 and December 31, 2002, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

In June 2003, the Corporation incurred $941 thousand in prepayment penalty charges associated with the prepayment of certain FHLB advances totaling $23 million. The prepayment penalty charges were reported in noninterest expenses in the Corporation’s Consolidated Statements of Income.

Other Borrowings

The following is a summary of other borrowings:

(Dollars in thousands)

December 31,	2003	2002

Treasury, Tax and Loan demand note balance	$ 1,567	$ 8,283
Other	744	900

Other borrowings	$ 2,311	$ 9,183

There were no securities sold under repurchase agreements outstanding at December 31, 2003 and 2002. Securities sold under repurchase agreements generally mature within 90 days. The securities underlying the
-75-
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2003 and 2002

agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability. The following is a summary of amounts relating to securities sold under repurchase agreements:

(Dollars in thousands)

Years ended December 31,	2003	2002	2001

Maximum amount outstanding at any month-end	$ —	$ 2,864	$ —
Average amount outstanding	$ —	$ 783	$ —
Weighted average rate	—	1.47%	—

(14) Employee Benefits Defined Benefit Pension Plans

The Corporation’s noncontributory tax-qualified defined benefit pension plan covers substantially all employees. Benefits are based on an employee’s years of service and highest 3-year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act. At December 31, 2003 and 2002, the accrued benefit costs relating to the defined benefit pension plan amounted to $1.4 million and $733 thousand, respectively.

The Corporation has a non-qualified retirement plan to provide supplemental retirement benefits to certain employees, as defined in the plan. The primary purpose of this plan is to restore benefits which would otherwise be provided by the level of the tax-qualified defined benefit pension plan but which are limited by the Internal Revenue Code. The accrued pension liability related to this plan amounted to $1.7 million and $1.1 million at December 31, 2003 and 2002, respectively. The actuarial assumptions used for this supplemental plan are the same as those used for the Corporation’s tax-qualified pension plan. The projected benefit obligation for this plan amounted to $2.3 million at December 31, 2003 and $1.8 million at December 31, 2002.

Additionally, in July 2001 the Corporation initiated a non-qualified retirement plan to provide supplemental retirement benefits to certain executives, as defined by the plan. The accrued pension liability of this plan amounted to $433 thousand at December 31, 2003 and $189 thousand at December 31, 2002. Using the same actuarial assumptions as the other aforementioned pension plans, the projected benefit obligation of this plan amounted to $1.0 million and $764 thousand at December 31, 2003 and 2002, respectively.

As a result of the second quarter 2002 acquisition of First Financial Corp., the Corporation assumed a non-qualified executive retirement plan to provide supplemental retirement benefits to a former First Financial Corp. executive. The accrued pension liability of this plan amounted to $3.2 million and $3.0 million at December 31, 2003 and 2002, respectively. Using the same assumptions as the other aforementioned pension plans, the projected benefit obligation amounted to $3.2 million and $3.1 million at December 31, 2003 and 2002, respectively.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts. At December 31, 2003 and 2002, securities available for sale and other assets designated for this purpose with the carrying value of $3.2 million, are included in the Corporation’s Consolidated Balance Sheets.

- 76 -
Obligations And Funded Status:
(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2003	2002	2003	2002

Change in Benefit Obligation:
Benefit obligation at beginning of period	$18,512	$15,761	$5,621	$2,125
Benefit obligation of executive plan at May 1, 2002	—	—	—	3,012
Service cost	1,273	1,029	184	174
Interest cost	1,226	1,119	369	287
Actuarial loss (gain)	2,474	1,230	678	251
Benefits paid	(700)	(627)	(314)	(228)

Benefit obligation at end of period	$22,785	$18,512	$6,538	$5,621

Change in Plan Assets:
Fair value of plan assets at beginning of period	$16,902	$17,515	$—	$—
Actual return on plan assets	2,139	(367)	—	—
Employer contribution	477	381	314	228
Benefits paid	(700)	(627)	(314)	(228)

Fair value of plan assets at end of period	$18,818	$16,902	$—	$—

Funded status:	$(3,967)	$(1,610)	$(6,538)	$(5,621)
Unrecognized transition asset	(25)	(31)	—	—
Unrecognized prior service cost	152	185	600	712
Unrecognized net actuarial loss	2,474	723	1,336	686

Net amount recognized	$(1,366)	$(733)	$(4,602)	$(4,223)

Amounts recognized in the Corporation’s Consolidated Balance Sheets consist of:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

December 31,	2003	2002	2003	2002

Accrued benefit cost	$(1,366)	$(733)	$(5,285)	$(4,223)
Intangible asset	—	—	246	—
Accumulated other comprehensive income	—	—	437	—

Net amount recognized	$(1,366)	$(733)	$(4,602)	$(4,223)

The accumulated benefit obligation for the qualified pension plan was $17.4 million and $14.4 million at December 31, 2003 and 2003, respectively. The accumulated benefit obligation for the non-qualified pension plans amounted to $5.3 million and $4.2 million at December 31, 2003 and 2003, respectively.
- 77 -

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2003 and 2002

Information For Pension Plans With An Accumulated Benefit Obligation In Excess Of Plan Assets:

(Dollars in thousands)	Non-Qualified Retirement Plans

December 31,	2003	2002

Projected benefit obligation	$ 6,538	$ 5,621
Accumulated benefit obligation	5,285	4,223
Fair value of plan assets	—	—

Components of Net Periodic Benefit Cost:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans

Years ended December 31,	2003	2002	2001	2003	2002	2001

Service cost	$1,273	$1,029	$793	$ 184	$174	$116
Interest cost	1,226	1,119	1,025	369	287	137
Expected return on plan assets	(1,416)	(1,446)	(1,340)	—	—	—
Amortization of transition asset	(6)	(6)	(6)	—	—	—
Amortization of prior service cost	33	33	33	111	118	86
Recognized net actuarial (gain) loss	—	(14)	(75)	28	19	28

Net periodic benefit cost	$1,110	$715	$430	$ 692	$598	$367

Additional Information:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans

Years ended December 31,	2003	2002	2001	2003	2002	2001

Increase in minimum liability included
in other comprehensive income	$—	$—	$—	$437	$—	$—

Assumptions:

The measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2003 and 2002 were as follows:
	Qualified Pension Plan		Non-Qualified Retirement Plans

	2003	2002	2003	2002

Measurement date	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Discount rate	6.10%	6.75%	6.10%	6.75%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%
- 78 -
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2003, 2002 and 2001 were as follows:

	Qualified Pension Plan			Non-Qualified Retirement Plans

	2003	2002	2001	2003	2002	2001

Measurement date	September 30, 2002	September 30, 2001	September 30, 2000	September 30, 2002	September 30, 2001	September 30, 2000

Discount rate	6.75%	7.25%	7.75%	6.75%	7.25%	7.75%
Expected long-term
return on plan assets	8.00%	8.50%	8.50%	—	—	—
Rate of compensation
increase	4.25%	4.75%	5.00%	4.25%	4.75%	5.00%

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan’s investment practices.  The assumption is updated at least annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions. At December 31, 2002, the latest measurement date presented used in the determination of net periodic benefit cost, the Corporation determined that a revision to the assumption was necessary based upon the market performance experienced in recent years and the expected long-term rate of return assumption was reduced from 8.50% to 8.00%.

Plan Assets:

The Corporation’s qualified pension plan weighted-average asset allocations at December 31, 2003 and 2002, by asset category were as follows:

	Qualified Pension Plan Assets

December 31,	2003	2002

Asset Category:
Equity securities	54.0%	35.7%
Debt securities	45.9%	63.4%
Other	0.1%	0.9%

Total	100.0%	100.0%

The assets of the qualified defined benefit pension plan trust (the “Pension Trust”) are managed to balance the needs of cash flow requirements and long-term rate of return. Cash inflow is typically comprised of invested income from portfolio holdings and Bank contributions, while cash outflow is for the purpose of paying plan benefits. As early as possible each year, the trustee is advised of the projected schedule of employer contributions and estimations of benefit payments. As a general rule, the trustee shall invest the fund so as to produce sufficient income to cover benefit payments and maintain a funded status that exceeds the regulatory requirements for tax-qualified defined benefit plans.

The investment philosophy used for the Pension Trust emphasizes consistency of results over an extended market cycle, while reducing the impact of the volatility of the security markets upon investment results. The assets of the

- 79 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2003 and 2002

Pension Trust should be protected by substantial diversification of investments, providing exposure to a wide range of quality investment opportunities in various asset classes.

The investment objective with respect to the Pension Trust assets is to secure a balanced mix of current income with capital appreciation. At any time, the portfolio will typically be invested in the following ranges: 40% to 60% in equities; 40% to 60% in fixed income; and 0% to 25% in cash and cash equivalents. The trustee investment manager will have authorization to invest within these ranges, making decisions based upon market conditions. Investments in real estate or derivatives are not permitted.

Fixed income bond investments should be limited to those in the top four categories used by the major credit rating agencies. In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts. Generally the Pension Trust shall not purchase bonds with a maturity of more than ten years and the maturity schedule will have a laddered character avoiding large concentrations in any single year.

Common stock and equity holdings provide opportunities for dividend and capital appreciation returns. Holdings will typically consist of large-cap companies. Diversification of equity holdings should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy. The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity holdings of the Pension Trust.

Cash Flows:

Contributions

The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible. The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution. The Corporation expects to contribute $1.5 million to the qualified pension plan in 2004. In addition, the Corporation expects to contribute $314 thousand in benefit payments to the non-qualified retirement plans in 2004.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans

2004	$734	$314
2005	720	314
2006	843	369
2007	918	418
2008	971	416
Years 2009 - 2013	7,586	3,043

401(k) Plan

The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees. Total employer matching contributions under this plan amounted to $463 thousand, $425 thousand and $358 thousand in 2003, 2002 and 2001, respectively.

- 80 -
Profit Sharing Plan

The Corporation has a nonqualified profit sharing plan that rewards employees, excluding those key employees participating in the Annual Performance Plan, for their contributions to the Corporation’s success. The annual profit sharing benefit is determined by a formula tied to net income and is subject to approval by the Corporation’s Board of Directors each year. The amount of the profit sharing benefit was $441 thousand, $421 thousand and $410 thousand for 2003, 2002 and 2001, respectively.

Annual Performance Plan

The Corporation’s nonqualified Annual Performance Plan (formerly known as the Short-Term Incentive Plan) rewards key employees for their contributions to the Corporation’s success. This plan provides for annual payments up to a maximum percentage of each participant’s base salary, with percentages varying among participants. Payment amounts are based on the achievement of target levels of net income, earnings per share and return on equity and/or the achievement of individual objectives. Participants in this plan are not eligible to receive benefits provided under the Profit Sharing Plan. The expense of the Annual Performance Plan amounted to $1.7 million, $1.3 million and $1.4 million in 2003, 2002 and 2001, respectively.

Other Incentive Plans

In connection with the acquisition of Phoenix, there are incentive compensation arrangements based on current and future year revenue goals. The expense recognized for these arrangements amounted to $400 thousand, $453 thousand and $153 thousand in 2003, 2002 and 2001, respectively. In addition, the Corporation has other nonqualified incentive plans. Certain employees, who do not participate in the profit sharing plan or the Annual Performance Plan, participate in one of these plans. The incentives are based on a variety of plan specific factors, including general organizational profitability, product line results, and individual business development goals. The aggregate cost of these various plans amounted to $1.4 million, $1.3 million and $805 thousand in 2003, 2002 and 2001, respectively.

Directors’ Retainer Continuation Plan

The Corporation previously offered a nonqualified plan that provided retirement benefits to non-officer directors. In 1996, the provisions of the plan were terminated for active directors and the related accrued benefit was settled. The benefits provided under this plan continue for retired directors. The expense of this plan is included in other noninterest expense and amounted to $22 thousand, $11 thousand and $24 thousand for 2003, 2002 and 2001, and, respectively. Accrued and unpaid benefits under this plan are an unfunded obligation of the Bank. The accrued liability related to this plan amounted to $205 thousand and $212 thousand at December 31, 2003 and 2002, respectively.

Deferred Compensation Plan

The Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers. The plan is funded primarily through pre-tax contributions made by the participants. The Corporation has recorded the assets and liabilities for the deferred compensation plan at fair value in the consolidated balance sheets. The participants in the plan bear the risk of market fluctuations of the underlying assets. The accrued liability related to this plan amounted to $1.6 million and $1.2 million at December 31, 2003 and 2002, respectively, and is included in other liabilities on the accompanying consolidated balance sheets. The corresponding invested assets are reported in other assets.

- 81 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2003 and 2002

(15) Income Taxes

The components of income tax expense were as follows:

(Dollars in thousands)

Years ended December 31,	2003	2002	2001

Current tax expense:
Federal	$9,206	$8,636	$6,164
State	14	19	22

Total current tax expense	9,220	8,655	6,186

Deferred tax benefit:
Federal	(701)	(1,262)	(645)
State	—	—	—

Total deferred tax benefit	(701)	(1,262)	(645)

Total income tax expense	$8,519	$7,393	$5,541

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes. The reasons for the differences were as follows:

(Dollars in thousands)

Years ended December 31,	2003	2002	2001

Tax expense at Federal statutory rate	$9,605	$8,453	$6,527
(Decrease) increase in taxes resulting from:
Tax-exempt income	(306)	(349)	(366)
Dividends received deduction	(300)	(271)	(253)
Bank-owned life insurance	(406)	(404)	(397)
State tax, net of Federal income tax benefit	9	12	14
Other	(83)	(48)	16

Total income tax expense	$8,519	$7,393	$5,541

- 82 -
The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2003 and 2001 are as follows:

(Dollars in thousands)

December 31,	2003	2002

Gross deferred tax assets:
Allowance for loan losses	$5,327	$5,156
Supplemental retirement benefits	1,850	1,478
Deferred compensation	562	426
Deferred loan origination fees	626	389
Pension	478	256
Pier Bank net operating loss carryover	123	166
Other	754	947

Gross deferred tax assets	9,720	8,818

Gross deferred tax liabilities:
Securities available for sale	(3,778)	(5,057)
Deferred loan origination costs	(1,312)	(1,057)
Premises and equipment	(636)	(685)
Amortization of intangibles	(304)	(426)
Other	(535)	(418)

Gross deferred tax liabilities	(6,565)	(7,643)

Net deferred tax asset	$3,155	$1,175

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through carryback to taxable income in prior years and future reversals of existing taxable temporary differences.

(16) Operating Leases

At December 31, 2003, the Corporation was committed to rent premises used in banking operations under noncancellable operating leases. Rental expense under the operating leases amounted to $464 thousand, $525 thousand and $520 thousand for 2003, 2002 and 2001, respectively. The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)

Years ending December 31:	2004	$492
	2005	286
	2006	161
	2007	66
	2008	16

Total minimum lease payments		$1,021

- 83 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2003 and 2002

(17) Litigation

Read & Lundy Matter — In June 1999 a lawsuit was filed against First Bank and Trust Company (“First Bank”) in Providence County, Rhode Island Superior Court (the “Action”) by Read & Lundy, Inc. and its principal, Cliff McFarland (collectively, “the Plaintiffs”). The original complaint alleged claims against First Bank for breach of contract, tortious interference with contractual relations, and civil conspiracy arising out of First Bank’s 1996 loan to a third party company. The Plaintiffs alleged that the loan to the third party company enabled that company to compete unlawfully with Read & Lundy and thereby diminished Read & Lundy’s profitability. The complaint was amended in December 2001 to add a claim for violation of the Rhode Island Trade Secrets Act. The Bank was substituted as defendant in June 2002 following the acquisition of First Financial Corp., the parent company of First Bank.

The Plaintiffs had previously filed a suit in the same court in 1996 against the third party company and its founder. First Bank was not a party to this suit. In September 2001, judgment was entered against the third party company and its founder in favor of the Plaintiffs for approximately $1.6 million in compensatory and punitive damages, including pre-judgment interest.

The Plaintiffs contended in the Action that the Bank, as an alleged co-conspirator of the third party company, was liable for this entire amount, none of which was collected from the third party company. The Plaintiffs also sought additional compensatory damages and other costs allegedly arising after the third party trial. Including interest, it is estimated that the amount of the claim against the Bank was approximately $2.0 million.

The Bank vigorously defended the Action and in December 2002 obtained a judgment in its favor and a dismissal of the Action on all counts by way of summary judgment motion. Plaintiffs appealed the judgment to the Rhode Island Supreme Court in December 2002. In January 2004, the Rhode Island Supreme Court affirmed the December 2002 summary judgment. The matter is now dismissed. During the litigation period, Management believed, based on its review of the development of the matter with counsel, that the Bank had meritorious defenses in the Action. Consequently, no loss provision was recorded.

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

(18) Shareholders’ Equity

Stock Repurchase Plan

In September 2001, the Bancorp’s Board of Directors approved a stock repurchase plan authorizing up to 250,000, or 2.1%, of its outstanding common shares to be repurchased. The Bancorp plans to hold the repurchased shares as treasury stock to be used for general corporate purposes. No shares were repurchased under this plan for the year ended December 31, 2003. At December 31, 2002, 28,000 shares were repurchased with a total cost of $536 thousand.

- 84 -
Rights

In August 1996, the Bancorp declared a dividend of one common share purchase right (a “Right”) for each share of common stock payable on September 3, 1996 to shareholders of record on that date. Such Rights also apply to new issuances of shares after that date. Each Right entitles the registered holder to purchase from the Corporation one share of its common stock at a price of $35.56 per share, subject to adjustment.

The Rights are not exercisable or separable from the common stock until the earlier of 10 days after a person or group (an “Acquiring Person”) acquires beneficial ownership of 15% or more of the outstanding common shares or announces a tender offer to do so. The Rights, which expire on August 31, 2006, may be redeemed by the Bancorp at any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the common stock at a price of $.001 per Right. In the event that any party becomes an Acquiring Person, each holder of a Right, other than Rights owned by the Acquiring Person, will have the right to receive upon exercise that number of common shares having a market value of two times the purchase price of the Right. In the event that, at any time after any party becomes an Acquiring Person, the Corporation is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each holder of a Right will have the right to purchase that number of shares of the acquiring company having a market value of two times the purchase price of the Right.

Dividends

The primary source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp. Generally the Bank has the ability to pay dividends to the parent subject to minimum regulatory capital requirements. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $29.9 million as of December 31, 2003.

Stock Option Plans

The Bancorp’s 2003 Stock Incentive Plan (the “2003” Plan) permits the granting of options and other equity incentives to officers, employees, directors, and other key persons. Up to 600,000 shares of the Bancorp’s common stock may be used from authorized but unissued shares or shares reacquired from the Corporation. No more than 200,000 shares may be issued in the form of awards other than Stock Options or Stock Appreciation Rights. Options are designated either as non-qualified or as incentive options. The exercise price of each option may not be less than the fair market value on the date of the grant. In general, the option price is payable in cash, by the delivery of shares of the Bancorp’s common stock already owned by the grantee, or a combination thereof. Incentive stock option awards may be granted at any time until February 20, 2013.

The Bancorp’s 1997 Equity Incentive Plan (the “1997 Plan”) permits the granting of options and other equity incentives to key employees, directors, advisors, and consultants. Up to 1,012,500 shares of the Bancorp’s common stock may be used from authorized but unissued shares, treasury stock, or shares available from expired awards. Options are designated either as non-qualified or as incentive options. The exercise price of each option may not be less than the fair market value on the date of the grant. In general, the option price is payable in cash, by the delivery of shares of the Bancorp’s common stock already owned by the grantee, or a combination thereof. Incentive stock option awards may be granted at any time until April 29, 2007. At December 31, 2003, restricted stock awards outstanding amounted to 2,460 shares. Restricted stock amounting to 1,260 shares vest in one-third increments over a three-year period while the remaining 1,200 shares vest in one-third increments, with one-third vesting immediately and an additional one-third vesting on the next two grant anniversary dates. Restrictions are

- 85 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2003 and 2002

removed at the end of each vesting period. If participants are not employees at the end of the vesting periods, unvested awards are forfeited. For the years ended December 31, 2003 and 2002, compensation expense related to restricted stock awards amounted to $31 thousand and $1 thousand, respectively.

The 1988 Amended and Restated Stock Option Plan (the “1988 Plan”) provided for the granting of options to directors, officers and key employees. The 1988 Plan permitted options to be granted at any time until December 31, 1997. The 1988 Plan provided for shares of the Bancorp’s common stock to be used from authorized but unissued shares, treasury stock, or shares available from expired options. Options were designated either as non-qualified or as incentive options. The exercise price of options granted was equal to the fair market value on the date of grant. In general, the option price is payable in cash, by the delivery of shares of the Bancorp’s common stock already owned by the grantee, or a combination thereof.

The 1997 Plan and the 1988 Plan permit options to be granted with stock appreciation rights (“SARs”), however, no options have been granted with SARs.

Options granted under the plans vest according to various terms at the end of ten years. The following table presents changes in options outstanding during 2003, 2002 and 2001:

Years ended December 31,	2003		2002		2001

	Number of Shares	Weighted Average Exercise Price	Number Of Shares	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price

Outstanding at January 1	1,149,739	$ 15.61	980,059	$ 14.47	845,109	$ 13.05
Granted	235,755	$ 20.18	219,610	$ 20.07	206,695	$ 17.81
Exercised	(234,784)	$ 12.87	(40,769)	$ 11.68	(69,930)	$ 7.03
Cancelled	(17,110)	$ 19.31	(9,161)	$ 18.21	(1,815)	$ 17.98

Outstanding at December 31	1,133,600	$ 17.07	1,149,739	$ 15.61	980,059	$ 14.47

Exercisable at December 31	767,588	$ 15.74	849,739	$ 14.52	695,667	$ 13.47

- 86 -
The weighted average exercise price and remaining contractual life for options outstanding at December 31, 2003 were as follows:

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price

$5.58 to $8.10	62,326	1.0 years	$ 6.95	62,326	$ 6.95
$8.11 to $10.80	53,709	2.4 years	$ 9.73	53,709	$ 9.73
$10.81 to $13.51	63,711	3.3 years	$ 11.65	63,711	$ 11.65
$13.52 to $16.21	159,546	6.3 years	$ 15.27	159,546	$ 15.27
$16.22 to $18.91	330,918	6.0 years	$ 17.77	288,705	$ 17.76
$18.92 to $21.61	459,390	8.5 years	$ 20.09	139,591	$ 20.17
$21.62 to $26.90	4,000	9.7 years	$ 26.90	—	$ —

Total	1,133,600	6.5 years	$ 17.07	767,588	$ 15.74

As discussed in Note 1, the Corporation accounts for its stock option plan using the intrinsic value based method prescribed by APB Opinion No. 25, and in addition, is required to disclose pro forma net income and earnings per share using the fair value based method prescribed by SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost for these plans has been recognized in the Consolidated Statements of Income for 2003, 2002 and 2001.

Dividend Reinvestment

Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares

As of December 31, 2003, a total of 2,013,345 common stock shares were reserved for issuance under the 1988 Plan, 1997 Plan, 2003 Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2003 that the Corporation meets all capital adequacy requirements to which it is subject.

- 87 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2003 and 2002

As of December 2003 the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2003 and 2002, as well as the corresponding minimum regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets):
Consolidated	$124,229	11.57%	$85,867	8.00%	$107,334	10.00%
Bank	$122,763	11.44%	$85,867	8.00%	$107,334	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$107,339	10.00%	$42,933	4.00%	$64,400	6.00%
Bank	$105,873	9.86%	$42,933	4.00%	$64,400	6.00%
Tier 1 Capital (to Average Assets): (1)
Consolidated	$107,339	5.65%	$75,982	4.00%	$94,978	5.00%
Bank	$105,873	5.57%	$75,995	4.00%	$94,993	5.00%
As of December 31, 2002:
Total Capital (to Risk-Weighted Assets):
Consolidated	$107,245	11.55%	$74,302	8.00%	$92,878	10.00%
Bank	$105,105	11.32%	$74,302	8.00%	$92,878	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$94,091	10.13%	$37,151	4.00%	$55,727	6.00%
Bank	$91,951	9.90%	$37,151	4.00%	$55,727	6.00%
Tier 1 Capital (to Average Assets): (1)
Consolidated	$94,091	5.63%	$66,802	4.00%	$83,503	5.00%
Bank	$91,951	5.50%	$66,836	4.00%	$83,544	5.00%

(1) Leverage ratio

(19) Earnings per Share

(Dollars in thousands, except per share amounts)

Years ended December 31,	2003		2002		2001

	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$18,923	$18,923	$ 16,757	$16,757	$ 13,108	$13,108
Share amounts, in thousands:
Average outstanding	13,114.1	13,114.1	12,737.3	12,737.3	12,039.2	12,039.2
Common stock equivalents	—	279.5	—	195.1	—	163.3

Weighted average outstanding	13,114.1	13,393.6	12,737.3	12,932.4	12,039.2	12,202.5

Earnings per share	$1.44	$1.41	$ 1.32	$1.30	$ 1.09	$1.07

- 88 -
(20) Fair Value of Financial Instruments

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires that the Corporation disclose estimated fair values of its financial instruments. Fair value estimates are made as of a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any pricing adjustments that could result from the sale of the Corporation’s entire holding of a particular financial instrument. Because no quoted market exists for a portion of the financial instruments, fair value estimates are based on subjective judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. Changes in assumptions could significantly affect the estimates of fair value. Fair value estimates, methods, and assumptions are set forth as follows:

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

Bank-Owned Life Insurance

The carrying amount of BOLI represents its cash surrender value and approximates fair value.

Loans

Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2003 and 2002 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities

The fair value of demand deposits, savings accounts, and certain money market accounts is equal to the amount payable on demand as of December 31, 2003 and 2002. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

Securities Sold Under Agreements to Repurchase

The carrying amount of securities sold under repurchase agreements approximates fair value.
- 89 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2003 and 2002

Federal Home Loan Bank Advances

Rates currently available to the Corporation for advances with similar terms and remaining maturities are used to estimate fair value of existing advances.

Derivative Financial Instruments

Forward Loan Commitments to Sell Loans Held for Sale – The fair value of forward loan commitments to sell loans reflects the estimated amounts that the Corporation would receive or pay to terminate the commitment at the reporting date. It also considers the difference between current levels of interest rates and the committed rates.

Letters of Credit — The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. Letters of credit contain provisions for fees, conditions and term periods that are consistent with customary market practices. Accordingly, the fair value amounts (considered to be the discounted present value of the remaining contractual fees over the unexpired commitment period) would not be material and therefore are not disclosed.

The following table presents the fair values of the Corporation’s financial instruments:

December 31,	2003		2002

(Dollars in thousands)	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial Assets
Cash and cash equivalents	$61,110	$61,110	$51,048	$51,048
Mortgage loans held for sale	2,486	2,541	4,566	4,713
Securities available for sale	673,845	673,845	553,556	553,556
Securities held to maturity	165,576	169,401	242,277	250,446
FHLB stock	31,464	31,464	24,582	24,582
Loans, net of allowance for loan losses	945,067	972,481	779,639	818,677
Bank-owned life insurance	28,074	28,074	22,013	22,013
Derivative financial instruments relating to assets:
Forward loan commitments	(16)	(16)	(45)	(45)
Financial Liabilities
Noninterest bearing demand deposits	$194,144	$194,144	$157,539	$157,539
Non-term savings accounts	493,878	493,878	471,354	471,354
Certificates of deposit	518,119	531,207	481,600	498,577
FHLB advances	607,104	623,399	480,080	513,979
Other borrowings	2,311	2,311	9,183	9,183
- 90 -
(21) Parent Company Financial Statements

The following are parent company only financial statements of the Washington Trust Bancorp, Inc. reflecting the investment in the Bank on the equity basis of accounting. The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets
(Dollars in thousands)

December 31,	2003	2002

Assets:
Cash on deposit with bank subsidiary	$1,779	$2,466
Investment in bank subsidiary at equity value	136,589	126,580
Dividend receivable from bank subsidiary	1,800	1,500

Total assets	$140,168	$130,546

Liabilities:
Dividends payable	2,113	1,825

Total liabilities	2,113	1,825

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30 million shares in 2003 and 2002; issued 13,204,024 shares in 2003
and 13,086,795 shares in 2002	825	818
Paid-in capital	29,868	28,767
Retained earnings	101,492	90,717
Unamortized employee restricted stock	(22)	(24)
Accumulated other comprehensive income	6,101	9,294
Treasury stock, at cost; 9,463 shares in 2003 and 44,361 shares in 2002	(209)	(851)

Total shareholders’ equity	138,055	128,721

Total liabilities and shareholders’ equity	$140,168	$130,546

Statements of Income
(Dollars in thousands)

Years ended December 31,	2003	2002	2001

Dividends from bank subsidiary	$ 6,300	$ 26,742	$ 8,470
Equity in undistributed earnings of subsidiary	12,623	(9,985)	4,638

Net income	$ 18,923	$ 16,757	$ 13,108

- 91 -
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) December 31, 2003 and 2002

Statements of Cash Flows
(Dollars in thousands)

Years ended December 31,	2003	2002	2001

Cash flow from operating activities:
Net income	$ 18,923	$ 16,757	$ 13,108
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity effect of undistributed earnings of subsidiary	(12,623)	9,985	(4,638)
(Increase) decrease in dividend receivable	(300)	1,380	(1,800)
Other	—	(390)	—

Net cash provided by operating activities	6,000	27,732	6,670

Cash flows from investing activities:
Proceeds from the sale of securities available for sale	—	521	—
Cash paid for acquisition	—	(19,648)	—

Net cash used in investing activities	—	(19,127)	—

Cash flows from financing activities:
Purchase of treasury stock	—	(536)	(670)
Proceeds from the issuance of common stock	1,174	397	266
Cash dividends paid	(7,861)	(6,898)	(6,135)

Net cash used in financing activities	(6,687)	(7,037)	(6,539)

Net (decrease) increase in cash	(687)	1,568	131
Cash at beginning of year	2,466	898	767

Cash at end of year	$ 1,779	$ 2,466	$ 898

- 92 -
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended December 31, 2003. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Required information regarding directors is presented under the caption “Nominee and Director Information” in the Corporation’s Proxy Statement dated March 12, 2004 prepared for the Annual Meeting of Shareholders to be held April 27, 2004 and incorporated herein by reference.

Required information required regarding audit committee financial experts is included under the caption “Audit Committee” in the Corporation’s Proxy Statement dated March 12, 2004 prepared for the Annual Meeting of Shareholders to be held April 27, 2003 and incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s Proxy Statement dated March 12, 2004 prepared for the Annual Meeting of Shareholders to be held April 27, 2004, which is incorporated herein by reference.

The Corporation adopted a code of ethics that applies to all of the Corporation’s directors, officers and employees. A copy of the code of ethics is filed with this Annual Report as Exhibit 14.

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item appears under the caption “Compensation of Directors and Executive Officers – Executive Compensation” in the Corporation’s Proxy Statement dated March 12, 2004 prepared for the Annual Meeting of Shareholders to be held April 27, 2004, which is incorporated herein by reference.

- 93 -
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Required information regarding security ownership of certain beneficial owners and management appears under the caption “Nominee and Director Information” in the Corporation’s Proxy Statement dated March 12, 2004 prepared for the Annual Meeting of Shareholders to be held April 27, 20043, which is incorporated herein by reference.

Equity Compensation Plan Information

The following table provides information as of December 31, 2003 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1988 Amended and Restated Stock Option Plan (the “1988 Plan”), the 1997 Equity Incentive Plan (the “1997 Plan”), the 2003 Stock Inventive Plan (the “2003 Plan”) and the Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

	Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))

	(a)	(b)	(c)
Equity compensation plans
approved by security
holders (2)	1,133,600	$ 17.07	527,173(3)
Equity compensation plans
not approved by security
holders (4)	9,904	N/A (5)	15,096

Total	1,143,504	$ 17.07	542,269

(1)	Does not include any restricted stock as such shares are already reflected in the Bancorp’s outstanding shares.
(2)	Consists of the 1988 Plan, the 1997 Plan and the 2003 Plan.
(3)	Includes up to 360,673 securities that may be issued in the form of restricted stock under the 1997 Plan and the 2003 Plan.
(4)	Consists of the Deferred Compensation Plan, which is described below.
(5)	Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan as such units do not have any exercise price.
The Deferred Compensation Plan

The Deferred Compensation Plan was established as of January 1, 1999. The Deferred Compensation Plan has not been approved by our shareholders.

The Deferred Compensation Plan allows our directors and officers to defer a portion of their compensation. The deferred compensation is contributed to a rabbi trust. The trustee of the rabbi trust invests the assets of the trust in shares of selected mutual funds as well as shares of the Bancorp’s common stock pursuant to the directions of the plan participants. All shares of the Bancorp’s common stock are purchased in the open market.

- 94 -
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated herein by reference to the caption “Indebtedness and Other Transactions” in the Corporation’s Proxy Statement dated March 12, 2004 prepared for the Annual Meeting of Shareholders to be held April 27, 2004.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated herein by reference to the caption “Report of the Audit Committee” in the Corporation’s Proxy Statement dated March 12, 2004 prepared for the Annual Meeting of Shareholders to be held April 27, 2004.

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements. The financial statements of the Corporation required in response to this Item are listed in response to Part II, Item 8 of this Annual Report.

2.	Financial Statement Schedules. All schedules normally required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Corporation have been omitted because the required information is either not required, not applicable, or is included in the consolidated financial statements or notes thereto.

3.	Exhibits. See Part (c) below.

(b)	On October 16, 2003, a Form 8-K, which reported the Corporation’s earnings for the quarter ended September 30, 2003, was furnished to the SEC.
- 95 -
(c) Exhibit Index.

Exhibit Number

3.a	Restated Articles of Incorporation of the Registrant – Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)

3.b	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)

3.c	Amended and Restated By-Laws of the Corporation – Filed as Exhibit 3.c to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)

4.a	Amended and Restated Agreement, between the Registrant and Mellon Investor Services LLC, dated March 1, 2002 – Filed as Exhibit 4.a to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. (1)

10.a	Supplemental Pension Benefit and Profit Sharing Plan – Filed as Exhibit 10.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

10.b	Annual Performance Plan Description – Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (1) (2)

10.c	Amended and Restated Nonqualified Deferred Compensation Plan – Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-72277) filed with the Commission on February 12, 1999. (1) (2)

10.d	Amended and Restated 1988 Stock Option Plan – Filed as Exhibit 10.d to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

10.e	Vote of the Board of Directors of the Corporation which constitutes the 1996 Directors’ Stock Plan – Filed as Exhibit 10.e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1) (2)

10.f	The Registrant’s 1997 Equity Incentive Plan – Filed as Exhibit 10.f to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1) (2)

10.g	Revised Change in Control Agreements with Executive Officers - Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000. (1) (2)

10.h	Change in Control Agreement with an Executive Officer - Filed as Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. (1) (2)

10.i	Amendment to the Registrant’s 1997 Equity Incentive Plan – Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. (1) (2)

10.j	Amendment to the Registrant’s Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.j to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

10.k	July 2000 Amendment to the Registrant’s Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.k to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)
- 96 -
Exhibit Number

10.l	Amendment to the Registrant’s Nonqualified Deferred Compensation Plan – Filed as Exhibit 10.l to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

10.m	Amendment to Change in Control Agreement with an Executive Officer – Filed as Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. (1) (2)

10.n	Supplemental Executive Retirement Plan – Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. (1) (2)

10.o	Amendment to Change in Control Agreement with an Executive Officer - Filed as Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (1) (2)

10.p	Amendment to the Registrant’s Trust Agreement Under The Washington Trust Company’s Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (1) (2)

10.q	Noncompetition Agreement - Filed as Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. (1) (2)

10.r	2003 Stock Incentive Plan - Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (1) (2)

14	Code of Ethics – Filed herewith.

21	Subsidiaries of the Registrant – Filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)

23	Consent of Independent Accountants – Filed herewith.

31.a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.

31.b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (3)

(1)	Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Securities Exchange Act of 1934, as amended, reference is made to the documents previously filed with the Commission, which are incorporated by reference herein.

(2)	Management contract or compensatory plan or arrangement.

(3)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

(d)	Financial Statement Schedules. None.
- 97 -
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
——————————————————
(Registrant)

Date: March 4, 2004	By	John C. Warren
————————		——————————————
John C. Warren
Chairman, Chief Executive Officer and Director
(principal executive officer)

Date: March 4, 2004	By	David V. Devault
—————————		——————————————
David V. Devault
Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2004	Gary P. Bennett
—————————	—————————————
Gary P. Bennett, Director

Date: March 4, 2004	Steven J. Crandall
—————————	—————————————
Steven J. Crandall, Director

Date: March 4, 2004	Larry J. Hirsch
—————————	—————————————
Larry J. Hirsch, Director

Date: March 4, 2004	Barry G. Hittner
—————————	—————————————
Barry G. Hittner, Director

Date: March 4, 2004	Katherine W. Hoxsie
—————————	—————————————
Katherine W. Hoxsie, Director

Date: March 4, 2004	Mary E. Kennard
—————————	—————————————
Mary E. Kennard, Director

Date: March 4, 2004	Edward M. Mazze
—————————	—————————————
Edward M. Mazze, Director

Date: March 4, 2004	Kathleen McKeough
—————————	—————————————
Kathleen McKeough, Director
- 98 -
Date: March 4, 2004	Victor J. Orsinger II
—————————	—————————————
Victor J. Orsinger II, Director

Date: March 4, 2004	H. Douglas Randall III
—————————	—————————————
H. Douglas Randall, III, Director

Date: March 4, 2004	Joyce Olson Resnikoff
—————————	—————————————
Joyce Olson Resnikoff, Director

Date: March 4, 2004	Patrick J. Shanahan, Jr.
—————————	—————————————
Patrick J. Shanahan, Jr., Director

Date: March 4, 2004	James P. Sullivan
—————————	—————————————
James P. Sullivan, Director

Date: March 4, 2004	Neil H. Thorp
—————————	—————————————
Neil H. Thorp, Director

Date: March 4, 2004	John F. Treanor
—————————	—————————————
John F. Treanor, Director

Date: March 4, 2004	John C. Warren
—————————	—————————————
John C. Warren, Director
- 99 -