Form 10-Q
period 2004-03-31
WASHINGTON TRUST BANCORP INC
filed 2004-05-07
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2004 or

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

The number of shares of common stock of the registrant outstanding as of April 30, 2004 was 13,226,552.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                      For The Quarter Ended March 31, 2004

                                TABLE OF CONTENTS


PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
         March 31, 2004 and December 31, 2003

Consolidated Statements of Income
         Three Months Ended March 31, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Equity
         Three Months Ended March 31, 2004 and 2003

Consolidated Statements of Cash Flows
         Three Months Ended March 31, 2004 and 2003

Condensed Notes to Consolidated Financial Statements

Independent Auditors' Review Report

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II.  Other Information

Item 1.  Legal Proceedings

Item 2.  Changes in  Securities, Use of Proceeds and Issuer  Purchases of Equity
           Securities

Item 6.  Exhibits and Reports on Form 8-K

Signatures


This report contains certain statements that may be considered "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation's (as hereinafter defined) actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation's competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.

PART I.                          FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS


                                                     (Unaudited)
                                                      March 31,     December 31,
                                                        2004            2003
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                                $35,303          $40,710
Federal funds sold and other short-term investments     17,630           20,400
Mortgage loans held for sale                             2,405            2,486
Securities:
   Available for sale, at fair value;amortized cost
     $722,247 in 2004 and $663,529 in 2003             737,985          673,845
   Held to maturity, at cost; fair value $150,834
     in 2004 and $169,401 in 2003                      146,607          165,576
--------------------------------------------------------------------------------
   Total securities                                    884,592          839,421

Federal Home Loan Bank stock, at cost                   32,789           31,464

Loans                                                1,004,348          960,981
Less allowance for loan losses                          16,174           15,914
--------------------------------------------------------------------------------
   Net loans                                           988,174          945,067

Premises and equipment, net                             25,014           24,941
Accrued interest receivable                              8,282            7,911
Goodwill                                                22,591           22,591
Identifiable intangible assets                           1,792            1,953
Other assets                                            35,660           36,863
--------------------------------------------------------------------------------
   Total assets                                     $2,054,232       $1,973,807
--------------------------------------------------------------------------------

Liabilities:
Deposits:
   Demand                                             $179,468         $194,144
   Savings                                             522,477          493,878
   Time                                                542,814          518,119
--------------------------------------------------------------------------------
   Total deposits                                    1,244,759        1,206,141

Dividends payable                                        2,247            2,113
Federal Home Loan Bank advances                        644,203          607,104
Other borrowings                                         1,625            2,311
Accrued expenses and other liabilities                  16,827           18,083
--------------------------------------------------------------------------------
   Total liabilities                                 1,909,661        1,835,752
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized
  30 million shares; issued 13,219,949 shares
  in 2004 and 13,204,024 in 2003                           826              825
Paid-in capital                                         30,090           29,868
Retained earnings                                      104,200          101,492
Unamortized employee restricted stock                      (16)             (22)
Accumulated other comprehensive income                   9,773            6,101
Treasury stock, at cost; 13,052 shares in 2004
  and 9,463 in 2003                                       (302)            (209)
--------------------------------------------------------------------------------
   Total shareholders' equity                          144,571          138,055
--------------------------------------------------------------------------------
   Total liabilities and shareholders' equity       $2,054,232       $1,973,807
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                      except per share amounts)


                                                              (Unaudited)
Three months ended March 31,                           2004                 2003
--------------------------------------------------------------------------------
Interest income:
   Interest and fees on loans                       $13,641              $12,646
   Interest on securities                             8,255                8,555
   Dividends on corporate stock and
     Federal Home Loan Bank stock                       474                  487
   Interest on federal funds sold and
     other short-term investments                        20                   37
--------------------------------------------------------------------------------
   Total interest income                             22,390               21,725
--------------------------------------------------------------------------------

Interest expense:
   Savings deposits                                     729                  950
   Time deposits                                      4,018                3,934
   Federal Home Loan Bank advances                    4,545                4,893
   Other                                                 15                   19
--------------------------------------------------------------------------------
   Total interest expense                             9,307                9,796
--------------------------------------------------------------------------------

Net interest income                                  13,083               11,929
Provision for loan losses                               120                  100
--------------------------------------------------------------------------------
Net interest income after provision for loan losses  12,963               11,829
--------------------------------------------------------------------------------

Noninterest income:
   Trust and investment management                    3,055                2,533
   Service charges on deposit accounts                1,170                1,100
   Net gains on loan sales                              349                1,238
   Merchant processing fees                             597                  457
   Income from bank-owned life insurance                299                  284
   Net realized gains on securities                       -                  230
   Other income                                         470                  191
--------------------------------------------------------------------------------
   Total noninterest income                           5,940                6,033
--------------------------------------------------------------------------------

Noninterest expense:
   Salaries and employee benefits                     6,977                6,534
   Net occupancy                                        816                  762
   Equipment                                            770                  837
   Merchant processing costs                            466                  362
   Legal, audit and professional fees                   258                  305
   Advertising and promotion                            466                  270
   Outsourced services                                  376                  371
   Amortization of intangibles                          161                  180
   Other                                              1,390                1,357
--------------------------------------------------------------------------------
   Total noninterest expense                         11,680               10,978
--------------------------------------------------------------------------------

Income before income taxes                            7,223                6,884
Income tax expense                                    2,268                2,134
--------------------------------------------------------------------------------
   Net income                                        $4,955               $4,750
--------------------------------------------------------------------------------

Weighted average shares outstanding - basic        13,202.6             13,059.3
Weighted average shares outstanding - diluted      13,513.3             13,230.2
Per share information:
   Basic earnings per share                            $.38                 $.36
   Diluted earnings per share                          $.37                 $.36
   Cash dividends declared per share                   $.17                 $.15


The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                               (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY


(Unaudited)
                                                                           Unamortized     Accumulated
                                                                            Employee          Other
                                     Common       Paid-in      Retained    Restricted     Comprehensive     Treasury
Three months ended March 31,          Stock       Capital      Earnings       Stock           Income         Stock       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003            $818        $28,767       $90,717         $(24)         $9,294           $(851)   $128,721
Net income                                                        4,750                                                    4,750
Unrealized losses on securities, net of
     $324 income tax benefit                                                                    (542)                       (542)
Reclassification adjustments, net of
     $80 income tax expense                                                                     (150)                       (150)
                                                                                                                      ------------
Comprehensive income                                                                                                       4,058
Cash dividends declared                                          (1,962)                                                  (1,962)
Amortization of employee restricted                                                4                                           4
stock
Shares issued                                        (356)                                                       663         307
Shares repurchased                                                                                              (118)       (118)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2003             $818        $28,411       $93,505         $(20)         $8,602           $(306)   $131,010
----------------------------------------------------------------------------------------------------------------------------------


Balance at January 1, 2004            $825        $29,868      $101,492         $(22)         $6,101           $(209)   $138,055
Net income                                                        4,955                                                    4,955
Unrealized gains on securities, net of
     $1,849 income tax expense                                                                 3,573                       3,573
Reclassification adjustments, net of tax                                                           -                           -
Minimum pension liability adjustment, net
     of $54 income tax expense                                                                    99                          99
                                                                                                                      ------------
Comprehensive income                                                                                                       8,627
Cash dividends declared                                          (2,247)                                                  (2,247)
Amortization of employee restricted                                                6                                           6
stock
Shares issued                            1            222                                                         39         262
Shares repurchased                                                                                              (132)       (132)
----------------------------------------------------------------------------------------------------------------------------------
Balance at March 31, 2004             $826        $30,090      $104,200         $(16)         $9,773           $(302)   $144,571
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               (Unaudited)
Three months ended March 31,                             2004              2003
--------------------------------------------------------------------------------

Cash flows from operating activities:
   Net income                                          $4,955            $4,750
   Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                            120               100
     Depreciation of premises and equipment               709               775
     Amortization of premium in excess of accretion
       of discount on debt securities                     557             1,178
     Net amortization of intangibles                      161               180
     Amortization of restricted stock                       6                 4
     Net realized gains on securities                       -              (230)
     Net gains on loan sales                             (349)           (1,238)
     Earnings from bank-owned life insurance             (299)             (284)
     Proceeds from sales of loans                      11,382            49,410
     Loans originated for sale                        (11,041)          (55,362)
     Increase in accrued interest receivable,
       excluding purchased interest                      (358)             (670)
     (Increase) decrease in other assets                 (217)            3,973
     (Decrease) increase in accrued expenses and
       other liabilities                               (1,157)              475
     Other, net                                           246               259
--------------------------------------------------------------------------------
   Net cash provided by operating activities            4,715             3,320
--------------------------------------------------------------------------------

Cash flows from investing activities:
   Securities available for sale:
     Purchases                                       (118,330)         (138,049)
     Proceeds from sales                                    -            42,430
     Maturities and principal repayments               59,218            69,307
   Securities held to maturity:
     Purchases                                         (1,396)          (62,347)
     Maturities and principal repayments               20,204            40,141
   Purchase of Federal Home Loan Bank stock            (1,325)           (4,018)
   Principal collected on loans under
     loan originations                                (28,896)           (8,500)
   Purchases of loans, including purchased interest   (14,486)           (7,677)
   Proceeds from sales of other real estate owned           -               128
   Purchases of premises and equipment                   (784)           (1,845)
--------------------------------------------------------------------------------
   Net cash used in investing activities              (85,795)          (70,430)
--------------------------------------------------------------------------------

Cash flows from financing activities:
   Net increase in deposits                            38,627            10,436
   Net decrease in other borrowings                      (686)           (7,257)
   Proceeds from Federal Home Loan Bank advances      348,350           362,100
   Repayment of Federal Home Loan Bank advances      (311,206)         (297,746)
   Purchase of treasury stock                            (132)             (118)
   Proceeds from issuance of common stock                  63               106
   Cash dividends paid                                 (2,113)           (1,825)
--------------------------------------------------------------------------------
   Net cash provided by financing activities           72,903            65,696
--------------------------------------------------------------------------------
   Net decrease in cash and cash equivalents           (8,177)           (1,414)
   Cash and cash equivalents at beginning of year      61,110            51,048
--------------------------------------------------------------------------------
   Cash and cash equivalents at end of period         $52,933           $49,634
--------------------------------------------------------------------------------

(Continued)

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)



                                                              (Unaudited)
Three months ended March 31,                            2004               2003
--------------------------------------------------------------------------------

Noncash Investing and Financing Activities:
   Net transfers from loans to other real estate
     owned (OREO)                                        $ -               $242
   Loans charged off                                      68                101
   Loans made to facilitate the sale of other real
     estate owned                                          -                322
Supplemental Disclosures:
   Interest payments                                  $9,472             $9,722
   Income tax payments (refunds), net                      2               (205)

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Bancorp") and its wholly owned subsidiary, The Washington Trust Company (the "Bank" or "Subsidiary") (together, the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses, the review of goodwill and other intangible assets for impairment, other-than-temporary impairment, interest income recognition and tax estimates. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation's financial position as of March 31, 2004 and December 31, 2003 and the results of operations and cash flows for the interim period presented.

The consolidated financial statements include the accounts of the Bancorp and the Bank. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission ("SEC") for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The Corporation has not changed its accounting and reporting policies from those disclosed in the Bancorp's Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current year classification. Such reclassifications have no effect on previously reported net income or shareholders' equity.

(2) New Accounting Pronouncements
On April 22, 2003, the Financial Accounting Standards Board ("FASB") decided to require all companies to expense the value of employee stock options. At this point, it has been tentatively decided in principle to measure employee equity-based awards at their date of grant and to later decide the method for determining the cost of employee stock options, as well as the extent to which a final Statement on this matter will permit adjustments for actual forfeitures and actual performance outcomes, which will affect the amount of compensation cost recognized over the employee service period. On March 31, 2004, the FASB issued Exposure Draft "Share-Based Payment an amendment to FASB Statement No. 123 and 95". The draft of the proposed statement concluded that all companies should expense the fair value of employee stock options using the modified prospective grant-date measurement approach as defined in Statement of Financial Accounting Standard ("SFAS") 123. Compensation cost would be recognized in the financial statement over the requisite service period. A final statement is expected in the second half of 2004, which could become effective in 2005. Until a new Statement is issued, the provisions of SFAS No. 123 and SFAS No. 148 remain in effect.

In December 2003, the FASB issued a revised SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement requires additional disclosures to those in the original Statement 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, this Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of estimated future benefit payments required by this Statement is effective for fiscal years ending after June 15, 2004. The Corporation has provided the disclosure required under SFAS No. 132 in Note 9 to the Consolidated Financial Statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

In December 2003, the FASB issued a revised Interpretation No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin ("ARB") No. 51." This Interpretation addresses consolidation by business enterprises of variable interest entities having certain characteristics as detailed in the Interpretation. ARB No. 51 requires that an enterprise's consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation did not have any impact on the Corporation's financial statements.

In March 2004, the SEC issued SEC Staff Accounting Bulletin ("SAB") No. 105 - "Application of Accounting Principles to Loan Commitments" which summarizes the views of the SEC regarding the application GAAP loan commitments accounted for as derivatives. The guidance requires the measurement of the fair value of the loan commitment to include only the differences between the guaranteed interest rate and the market interest rate. The SAB prohibits recognizing expected future cash flows related to the servicing of a loan. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB No. 105 is effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The adoption of this SAB is not expected to have a material impact on the Corporation's financial statements.

(3) Stock Based Compensation
The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board ("APB") Opinion No. 25. In addition, the Corporation discloses pro forma net income and earnings per share computed using the fair value based method of accounting for these plans as required by SFAS No. 123 and SFAS No. 148.

In determining the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming options granted were accounted for using the fair value method prescribed by SFAS No. 123 and SFAS No. 148.

(Dollars in thousands, except per share amounts)

Three months ended March 31,                            2004               2003
--------------------------------------------------------------------------------
Net income                            As reported     $4,955             $4,750
Less:
     Total stock-based compensation
     determined under fair value
     method for all awards, net of tax                  (284)              (226)
--------------------------------------------------------------------------------
                                      Pro forma       $4,671             $4,524

Basic earnings per share              As reported       $.38               $.36
                                      Pro forma         $.35               $.35

Diluted earnings per share            As reported       $.37               $.36
                                      Pro forma         $.35               $.34

There were 3,050 options granted for the three months ended March 31, 2004. No options were granted for the three months ended March 31, 2003.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)


(4) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)                                    Amortized       Unrealized     Unrealized        Fair
                                                            Cost             Gains         Losses          Value
------------------------------------------------------------------------------------------------------------------
March 31, 2004
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   $106,883        $ 1,716          $ (47)        $108,552
Mortgage-backed securities                                 512,897          5,552         (1,312)         517,107
Corporate bonds                                             80,133          1,952           (356)          81,729
Corporate stocks                                            22,334          8,849           (586)          30,597
------------------------------------------------------------------------------------------------------------------
Total                                                      722,247         18,039         (2,301)         737,985
------------------------------------------------------------------------------------------------------------------
December 31, 2003
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                     97,876          1,480           (262)          99,094
Mortgage-backed securities                                 464,138          3,964         (3,277)         464,825
Corporate bonds                                             79,175          1,487           (724)          79,938
Corporate stocks                                            22,340          8,262           (614)          29,988
------------------------------------------------------------------------------------------------------------------
Total                                                     $663,529        $15,193        $(4,877)        $673,845
------------------------------------------------------------------------------------------------------------------

There were no sales of securities available for sale during the three-months ended March 31, 2004.

Securities held to maturity are summarized as follows:

(Dollars in thousands)                                    Amortized       Unrealized     Unrealized        Fair
                                                            Cost             Gains         Losses          Value
------------------------------------------------------------------------------------------------------------------
March 31, 2004
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                   $      -         $    -          $   -         $      -
Mortgage-backed securities                                 131,410          3,653              -          135,063
States and political subdivisions                           15,197            614            (40)          15,771
------------------------------------------------------------------------------------------------------------------
Total                                                      146,607          4,267            (40)         150,834
------------------------------------------------------------------------------------------------------------------
December 31, 2003
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                      8,000             13             -             8,013
Mortgage-backed securities                                 143,162          3,256           (118)         146,300
States and political subdivisions                           14,414            674             -            15,088
------------------------------------------------------------------------------------------------------------------
Total                                                     $165,576         $3,943          $(118)        $169,401
------------------------------------------------------------------------------------------------------------------

There were no sales of securities held to maturity during the three months ended March 31, 2004.

Securities available for sale and held to maturity with a fair value of $556.3 million and $548.4 million were pledged in compliance with state regulations
concerning   trust  powers  and  to  secure  Treasury  Tax  and  Loan  deposits, borrowings, and public deposits at March 31, 2004 and December 31, 2003, respectively. In addition, securities available for sale and held to maturity with a fair value of $22.1 million and $23.0 million were collateralized for the discount window at the Federal Reserve Bank at March 31, 2004 and December 31, 2003, respectively. There were no borrowings with the Federal Reserve Bank at either date.

At March 31, 2004 and December 31, 2003, securities available for sale with a fair value of $2.8 million were designated in a rabbi trust for a nonqualified retirement plan.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)


The following table summarizes, for all securities in an unrealized loss position at March 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

                                   Less than 12 Months      12 Months or Longer           Total
                              -------------------------------------------------------------------------
                                   Fair      Unrealized     Fair     Unrealized    Fair      Unrealized
 At March 31, 2004                 Value       Losses       Value      Losses      Value       Losses
-------------------------------------------------------------------------------------------------------
 U.S. Treasury obligations and
   obligations of U.S.
   government-sponsored agencies $23,310         $87           $-        $-       $23,310         $87
 Mortgage-backed securities      169,322       1,311           22         1       169,344       1,312
-------------------------------------------------------------------------------------------------------
 Corporate bonds                       -           -       19,394       356        19,394         356
-------------------------------------------------------------------------------------------------------
 Subtotal, debt securities       192,632       1,398       19,416       357       212,048       1,755
 Corporate stocks                  1,481          36        3,312       550         4,793         586
-------------------------------------------------------------------------------------------------------
Total temporarily impaired
   securities                   $194,113      $1,434      $22,728      $907      $216,841      $2,341
-------------------------------------------------------------------------------------------------------

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to interest rates. The majority of debt securities reported in an unrealized loss position at March 31, 2004 were purchased during 2003, during which interest rates were at or near historical lows. The relative increase in interest rates since the time of purchase has resulted in a decline in market value for these debt securities. Other contributing factors for debt securities reported in an unrealized loss position at March 31, 2004 include widening of investment spreads on certain variable rate asset classes, which have resulted in relative declines in market value compared to amortized cost. The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at March 31, 2004 consisted of forty-four debt security holdings. The largest loss percentage of any single holding was 4.0% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include both the general decline in equity markets over the past several years, timing of purchases, and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The Corporation believes that the nature and duration of impairment on its equity securities holdings are a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at March 31, 2004 consisted of ten holdings of financial and commercial entities. The largest loss percentage position of any single holding was 19.8% of its cost.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)


(5) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)                                March 31,     December 31,
                                                        2004            2003
--------------------------------------------------------------------------------
Commercial:
    Mortgages (A)                                      $227,367         $227,334
    Construction and development (B)                     14,463           12,486
    Other (C)                                           179,610          168,657
--------------------------------------------------------------------------------
Total commercial                                        421,440          408,477

Residential real estate:
    Mortgages (D)                                       388,843          375,706
    Homeowner construction                               11,721           14,149
--------------------------------------------------------------------------------
Total residential real estate                           400,564          389,855

Consumer
    Home equity lines                                   126,701          116,458
    Other (E)                                            55,643           46,191
--------------------------------------------------------------------------------
Total consumer                                          182,344          162,649
--------------------------------------------------------------------------------
    Total loans (F)                                  $1,004,348         $960,981
--------------------------------------------------------------------------------

(A)  Amortizing mortgages, primarily secured by income producing property.
(B) Loans for construction of residential and commercial properties and for land development.
(C) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(D) A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 8 for additional discussion of FHLB borrowings).
(E)  Fixed rate home equity loans and other consumer installment loans.
(F) Net of unearned income and unamortized loan origination fees, net of costs totaling $492 thousand and $687 thousand at March 31, 2004 and December 31, 2003, respectively. Includes $746 thousand and $685 thousand of net purchased premiums at March 31, 2004 and December 31, 2003, respectively.

(6) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
Three months ended March 31,                          2004                2003
--------------------------------------------------------------------------------
Balance at beginning of period                      $15,914             $15,487
Provision charged to expense                            120                 100
Recoveries of loans previously charged off              208                   9
Loans charged off                                       (68)               (101)
--------------------------------------------------------------------------------
Balance at end of period                            $16,174             $15,495
--------------------------------------------------------------------------------

(7) Goodwill and other intangibles
The 2002 acquisition of First Financial Corp. resulted in the recording of goodwill of $22.6 million. Goodwill and intangible assets are reviewed for impairment, based on their fair values, at least annually.

At March 31, 2004 and December 31, 2003, the carrying value of other intangible assets amounted to $1.8 million and $2.0 million, respectively. In conjunction with the First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million with an average useful life of ten years. Amortization expense associated with these other intangible assets amounted to $161 thousand and $180 thousand for the first quarter of 2004 and 2003, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)


The changes in the carrying value of goodwill and other intangible assets for the three months ended March 31, 2004 are as follows:

(Dollars in thousands)                  Core Deposit      Other         Total
                             Goodwill   Intangibles    Intangibles   Intangibles
--------------------------------------------------------------------------------
Balance, December 31, 2003    $22,591      $1,574         $379         $24,544
Amortization expense                -         (90)         (71)           (161)
Impairment recognized               -           -            -               -
--------------------------------------------------------------------------------
Balance March 31, 2004        $22,591      $1,484         $308         $24,383
--------------------------------------------------------------------------------

Estimated annual amortization expense is as follows:

(Dollars in thousands)
                                  Core Deposit        Other             Total
Estimated amortization expense     Intangibles     Intangibles       Intangibles
--------------------------------------------------------------------------------

April 1 through December 31, 2004        $269             $213              $482
2005                                      303               95               398
2006                                      261                -               261
2007                                      140                -               140
2008                                      120                -               120

The components of intangible assets as of March 31, 2004 are as follows:

(Dollars in thousands)
                                   Gross Carrying   Accumulated   Net Carrying
Intangible assets                      Amount       Amortization     Amount
--------------------------------------------------------------------------------
Core deposit intangibles               $2,997         $(1,513)       $1,484
Other intangibles                         852            (544)          308
--------------------------------------------------------------------------------
Total                                  $3,849         $(2,057)       $1,792
--------------------------------------------------------------------------------

(8) Borrowings
Federal Home Loan Bank ("FHLB") advances outstanding are summarized below:

(Dollars in thousands)                             March 31,        December 31,
                                                     2004               2003
--------------------------------------------------------------------------------
FHLB advances                                       $644,203           $607,104
--------------------------------------------------------------------------------

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at March 31, 2004 and December 31, 2003. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances ("FHLB borrowings"). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at March 31, 2004 and December 31, 2003. Included in the collateral were securities available for sale and held to maturity with a fair value of $530.8 million and $526.0 million that were specifically pledged to secure FHLB borrowings at March 31, 2004 and December 31, 2003, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)


The following is a summary of other borrowings:

(Dollars in thousands)                                 March 31,    December 31,
                                                         2004           2003
--------------------------------------------------------------------------------
Treasury, Tax and Loan demand note balance               $951         $1,567
Other                                                     674            744
--------------------------------------------------------------------------------
Other borrowings                                       $1,625         $2,311
--------------------------------------------------------------------------------

(9) Defined Benefit Pension Plans
The Corporation's noncontributory tax-qualified defined benefit pension plan covers substantially all employees. Benefits are based on an employee's years of service and highest 3-year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act.

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

The actuarial assumptions used for the non-qualified retirement plans are the same as those used for the Corporation's tax-qualified pension plan. The non-qualified retirement plans provide for the designation of assets in rabbi trusts. At March 31, 2004 and December 31, 2003, securities available for sale and other assets designated for this purpose with a carrying value of $3.2 million are included in the Corporation's Consolidated Balance Sheet.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)                  Qualified                Non-Qualified
                                       Pension Plan            Retirement Plans
--------------------------------------------------------------------------------
Three months ended March 31,        2004         2003         2004         2003
--------------------------------------------------------------------------------
Service cost                        $398         $318          $72          $46
Interest cost                        342          306           97           92
Expected return on plan assets      (391)        (354)           -            -
Amortization of transition asset      (1)          (1)           -            -
Amortization of prior service cost     7            9           20           27
Recognized net actuarial loss          9            -           16            7
--------------------------------------------------------------------------------
Net periodic benefit cost           $364         $278         $205         $172
--------------------------------------------------------------------------------

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)


Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2004 and 2003 were as follows:

                                               Qualified                                 Non-Qualified
                                              Pension Plan                             Retirement Plans
----------------------------------------------------------------------------------------------------------------------
                                        2004                 2003                 2004                 2003
----------------------------------------------------------------------------------------------------------------------
 Measurement date                September 30, 2003    September 30, 2002    September 30, 2003   September 30, 2002
 Discount rate                          6.10%                6.75%                6.10%                6.75%
 Expected long-term return
   on plan assets                       8.25%                8.00%                  -                    -
 Rate of compensation increase          4.25%                4.25%                4.25%                4.25%

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1.5 million to its qualified pension plan and $314 thousand in benefit payments to its non-qualified retirement plans in 2004. As of March 31, 2004, $1.5 million of contributions have been made to the qualified pension plan and $79 thousand in benefit payments have been made to the non-qualified retirement plans. The Corporation presently anticipates contributing an additional $236 thousand in benefit payments to the non-qualified retirement plans in 2004 for a total of $315 thousand.

(10) Financial Instruments With Off-Balance Sheet Risk and Derivative Financial Instruments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation's exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, and commitments to originate and commitments to sell fixed rate mortgage loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)                                March 31,     December 31,
                                                        2004            2003
--------------------------------------------------------------------------------
Financial instruments whose contract
  amounts represent credit risk:
Commitments to extend credit:
   Commercial loans                                    $68,686        $78,555
   Home equity lines                                   118,159        109,182
   Other loans                                          17,240         14,965
  Standby letters of credit                              9,475          9,448
Financial instruments whose notional amounts
  exceed the amount of credit risk:
  Forward loan commitments:
   Commitments to originate fixed rate mortgage
     loans to be sold                                    9,543          1,328
   Commitments to sell fixed rate mortgage loans        11,946          3,340

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer's failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At March 31, 2004 and December 31, 2003, there was no liability to beneficiaries resulting from standby letters of credit.

At March 31, 2004, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management's credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At March 31, 2004 and December 31, 2003, the carrying value of these commitments amounted to $(3) thousand and $(15) thousand, respectively, and was reported in other assets. Changes in the fair value were recorded in current earnings and amounted to income of $13 thousand $59 thousand and for the quarters ended March 31, 2004 and 2003, respectively.

(11) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and subsidiaries at March 31, 2004 and for the three months ended March 31, 2004 and 2003, KPMG LLP has made a review (based on the procedures adopted by the American Institute of Certified Public Accountants) and not an audit, set forth in their separate report dated May 7, 2004 appearing below. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.


INDEPENDENT AUDITORS' REVIEW REPORT


The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:


We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary (the "Corporation") as of March 31, 2004, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the three months ended March 31, 2004 and 2003. These consolidated financial statements are the responsibility of the Corporation's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects.

KPMG LLP

Providence, Rhode Island
May 7, 2004

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

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan defaults and charge-off rates, changes in the size and nature of the Corporation's competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under "Risk Factors" in Item 1 of the Bancorp's Annual Report on Form 10-K for the year ended December 31, 2003 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Overview
The Bancorp provides a broad range of banking and financial services through its subsidiary, the Bank. The Bank's primary source of income is net interest income. The Bank's lending business includes commercial, residential mortgage and consumer loans. The Bank's loan portfolio is concentrated among borrowers in southern New England, primarily in southern Rhode Island, and to a lesser extent in Connecticut and Massachusetts. The Bank also offers a full range of retail and commercial deposit products through its seventeen banking offices located in Rhode Island and southeastern Connecticut. Noninterest income is an important source of revenue for Washington Trust. Primary sources of noninterest income are trust and investment management revenues, servicing of deposit accounts, net gains on loan sales and merchant credit card processing. Revenue from trust and investment management services continues to be the largest component of noninterest income.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. Among the external factors affecting Washington Trust's operating results are market rates of interest, the condition of the financial markets, and both national and regional economic conditions.

Results of Operations
The Corporation reported net income of $5.0 million for the three months ended March 31, 2004, up 4.3% from the $4.75 million reported for the first quarter of 2003. On a diluted earnings per share basis, the Corporation earned $.37 per diluted share for the three months ended March 31, 2004, compared to $.36 per diluted share for the first quarter of 2003. The return on average assets and average equity for the three months ended March 31, 2004 were 1.00% and 13.90%, respectively, compared to 1.07% and 14.56%, respectively, for the three months ended March 31, 2003.

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) for the first quarter of 2004 amounted to $13.1 million, up 9.7% from $11.9 million earned in the first quarter of 2003. The increase in net interest income was due to a 12.2% increase in average interest-earning assets. The net interest margin for the first quarter of 2004 was 2.87%, unchanged from the fourth quarter of 2003, but lower than the 2.97% level reported for the first quarter of 2003. The decrease reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. (See additional discussion under the caption "Net Interest Income.")

The Corporation's provision for loan losses amounted to $120 thousand in the first quarter of 2004 compared to $100 thousand for the same period in 2003. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses increased from $15.9 million at December 31, 2003 to $16.2 million at March 31, 2004 due to the first quarter provision and recoveries, net of charge-offs. The Corporation's ratio of the allowance for loan losses to total loans decreased from 1.66% at December 31, 2003 to 1.61% at March 31, 2004.

Other noninterest income (noninterest income excluding net realized gains on securities) amounted to $5.9 million for the quarter ended March 31, 2004, up from $5.8 million reported for the same quarter of 2003. Increases were recognized in trust and investment management income, service charges on deposits, merchant processing fees and other income. Revenue from trust and investment management services, the largest component of noninterest income, totaled $3.1 million for the quarter ended March 31, 2004, up $522 thousand, or 20.6%, from comparable period in 2003. The market value of trust and investment management assets under administration amounted to $1.782 billion and $1.742 billion at March 31, 2004 and December 31, 2003, respectively. Meanwhile, gains on loan sales declined from $1.2 million in the first quarter of 2003 to $349 thousand in the first quarter of 2004, primarily due to a drop off in mortgage origination activity. During the first three quarters of 2003, the Corporation experienced heavy residential mortgage activity, predominately refinancing, which increased the amount of loans sold into the secondary market. This activity was attributable to relatively low interest rates in effect during the period. During the fourth quarter of 2003 and the first quarter of 2004, the level of residential mortgage origination activity declined with a resulting decline in gains on loan sales. The increase in other income was primarily due to a non-routine item of $150 thousand unrelated to the Corporation's normal course of earnings.

There were no net realized gains on sales of securities in the first quarter of 2004. In the quarter ended March 31, 2003, the Corporation recognized net realized gains on securities amounting to $230 thousand. The 2003 gains resulted primarily from the sale of certain U.S. government agency and mortgage-backed securities to take advantage of market opportunities and to reposition the securities portfolio.

For the first quarter of 2004, total noninterest expense amounted to $11.7 million, up $702 thousand, or 6.4%, from the amount reported for the first quarter of 2003. The increase in noninterest expenses occurred primarily in the category of salaries and benefits. Salaries and benefits, the largest component of total noninterest expense, amounted to $7.0 million for the three months ended March 31, 2004, compared to the $6.5 million reported for the first three months of 2003. The increase in salaries and benefits was attributable to normal salary progression, as well as, positions resulting from normal growth and the opening of a new branch in 2003.

Income tax expense amounted to $2.3 million and $2.1 million for the three months ended March 31, 2004 and 2003, respectively. The Corporation's effective tax rate for the first three months of 2004 was 31.4%, compared to 31.0% for the corresponding 2003 period.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)" should be read in conjunction with this discussion.)

FTE net interest income for the three months ended March 31, 2004 amounted to $13.3 million, up $1.1 million, or 9.4%, from the same 2003 period. This increase in net interest income was due to an increase in average interest-earning assets. For the three months ended March 31, 2004, average interest-earning assets amounted to $1.863 billion, up $203.2 million, or 12.2%, compared to the same period last year.

The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the three months ended March 31, 2004 and 2003 were 2.87% and 2.97%, respectively. The decrease in the net interest margin reflects a decline in yields on loans and securities offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. The interest rate spread decreased 6 basis points from the quarter ended March 31, 2003 and amounted to 2.62% for the first quarter of 2004. The yield on total interest-earnings assets declined 49 basis points to 4.88%, while the cost of interest-bearing liabilities decreased 43 basis points to 2.26%.

Average loans amounted to $974.1 million for the three months ended March 31, 2004, up $159.2 million, or 19.5%, from the same period in 2003. The yield on average total loans amounted to 5.65% for the three months ended March 31, 2004, down 66 basis points from 6.31% for the comparable 2003 period. This decline is primarily due to lower marginal yields on loans and investments as compared to the prior year period and a decline in yields on new loan originations. Average residential real estate loans amounted to $390.8 million for the quarter ended March 31, 2004, up $98.6 million, or 33.7%, from the same period a year ago. The yield on residential real estate loans decreased 72 basis points from the prior year period, amounting to 5.29% for the first quarter of 2004. Average commercial loans rose $23.1 million, or 5.9%, to $412.6 million for the three months ended March 31, 2004 while the yield on commercial loans declined 44 basis points to 6.53%. Average consumer loans rose $37.5 million, or 28.2%, over the same period a year ago and amounted to $170.6 million for the first quarter of 2004. The yield on consumer loans decreased 73 basis points from the prior year period to 4.33% for the three months ended March 31, 2004.

Total average securities amounted to $889.4 million for the first quarter of 2004, an increase of $44.0 million, or 5.2%, over the comparable prior year period mainly due to purchases of taxable debt securities. The FTE rate of return on investments was 4.04% for the three months ended March 31, 2004, compared to 4.45% for the same 2003 period. The decrease in yields on investments reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on reinvestment of cash flows relative to the same period in the prior year.

Average interest-bearing liabilities for the first quarter of 2004 increased $183.1 million, or 12.4%, to $1.660 billion. Due to lower rates paid on both borrowed funds and deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 2.26% for the three months ended March 31, 2004, down from 2.69% for the comparable 2003 period.

Average savings deposits for the three months ended March 31, 2004 increased $37.3 million, or 8.1%, to $497.0 million from the comparable 2003 amount. The rate paid on savings deposits for the first three months of 2004 was 0.59%, compared to .84% for the same 2003 period. Average time deposits increased $45.8 million to $527.5 million for the first quarter of 2004 with a decrease of 25 basis points in the rate paid to 3.06%. For the three months ended March 31, 2004, average demand deposits, an interest-free funding source, were $170.3 million up by $14.3 million, or 9.2%, from the same prior year period. Average FHLB advances for the three months ended March 31, 2004 amounted to $633.2 million, up $100.5 million from the comparable 2003 amount of $532.7 million. The average rate paid on FHLB advances for the three months ended March 31, 2004 was 2.89%, a decrease of 84 basis points from the prior year rate.

Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE) The following table sets forth average balance and interest rate information. Tax-exempt income is converted to a fully taxable equivalent basis (FTE) using the statutory federal income tax rate. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

Three months ended March 31,                             2004                                  2003
------------------------------------------------------------------------------------------------------------------
                                            Average                   Yield/      Average                   Yield/
(Dollars in thousands)                      Balance     Interest      Rate        Balance     Interest      Rate
------------------------------------------------------------------------------------------------------------------
Assets:
Residential real estate loans              $390,834      $5,137       5.29%      $292,276      $4,329        6.01%
Commercial and other loans                  412,642       6,703       6.53%       389,545       6,696        6.97%
Consumer loans                              170,589       1,838       4.33%       133,050       1,660        5.06%
-------------------------------------------------------------------------------------------------------------------
   Total loans                              974,065      13,678       5.65%       814,871      12,685        6.31%
Federal funds sold and other
  short-term investments                     11,155          19       0.71%        14,946          37        1.01%
Taxable debt securities                     809,505       8,104       4.03%       764,975       8,373        4.44%
Nontaxable debt securities                   14,235         233       6.59%        17,462         280        6.51%
Corporate stocks and FHLB stock              54,518         588       4.34%        48,025         589        4.98%
-------------------------------------------------------------------------------------------------------------------
   Total securities                         889,413       8,944       4.04%       845,408       9,279        4.45%
-------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,863,478      22,622       4.88%     1,660,279      21,964        5.37%
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                      35,255                                31,328
Allowance for loan losses                   (15,995)                              (15,525)
Premises and equipment, net                  25,028                                24,978
Other                                        80,376                                77,278
-------------------------------------------------------------------------------------------------------------------
   Total assets                          $1,988,142                            $1,778,338
-------------------------------------------------------------------------------------------------------------------

Liabilities and Shareholders' Equity:
Savings deposits                           $497,033        $729       0.59%      $459,777        $950         .84%
Time deposits                               527,531       4,018       3.06%       481,766       3,934        3.31%
FHLB advances                               633,195       4,545       2.89%       532,698       4,893        3.73%
Other                                         1,837          15       3.30%         2,227          19        3.45%
-------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities     1,659,596       9,307       2.26%     1,476,468       9,796        2.69%
Demand deposits                             170,289                               155,944
Other liabilities                            15,675                                15,420
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,845,560                             1,647,832
Total shareholders' equity                  142,582                               130,506
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $1,988,142                            $1,778,338
-------------------------------------------------------------------------------------------------------------------
   Net interest income                                  $13,315                               $12,168
-------------------------------------------------------------------------------------------------------------------
Net interest spread                                                   2.62%                                  2.68%
-------------------------------------------------------------------------------------------------------------------
Net interest margin                                                   2.87%                                  2.97%
-------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,                               2004             2003
--------------------------------------------------------------------------------
Commercial and other loans                                 $37              $39
Nontaxable debt securities                                  82               98
Corporate stocks                                           113              102

Financial Condition and Liquidity
Total assets increased $80.4 million from $1.974 billion at December 31, 2003 to $2.054 billion at March 31, 2004. Average assets totaled $1.988 billion at March 31, 2004, up 11.8% over the comparable 2003 period. (See additional discussion under the caption "Net Interest Income").

Securities Available for Sale - The carrying value of securities available for sale at March 31, 2004 amounted to $738.0 million, an increase of $64.1 million, or 9.5%, from the December 31, 2003 balance of $673.8 million. This increase was mainly due to purchases of mortgage-backed securities and U.S. government agency securities. The net unrealized gains on securities available for sale amounted to $15.7 million at March 31, 2004, compared to $10.3 million at December 31, 2003. The increase was primarily attributable to the decline in interest rates between December 31, 2003 and March 31, 2004, resulting in higher market values for the majority of debt security holdings.

Securities Held to Maturity - As a result of principal paydowns on mortgage-backed securities and a callable FHLB security, the carrying value of securities held to maturity decreased $19.0 million from $165.6 million at December 31, 2003 to $146.6 million at March 31, 2004. The net unrealized gain on securities held to maturity amounted to $4.2 million at March 31, 2004, compared to $3.8 million at December 31, 2003.

Loans - In the first three months of 2004, total loans increased $43.4 million, or 4.5%, to $1.004 billion at March 31, 2004 with the largest increase in consumer loans. Consumer loans amounted to $182.3 million at March 31, 2004, up $19.7 million, or 12.1%, from December 31, 2003 primarily due to growth in home equity lines and loans. Commercial loans totaled $421.4 million at March 31, 2004, up $13.0 million, or 3.2%, from December 31, 2003. Residential real estate loans amounted to $400.6 million, up $10.7 million, or 2.7%, from the December 31, 2003 balance of $389.9 million. The Corporation purchased a total of $13.2 million of adjustable rate residential mortgages from other institutions. The purchases were funded with a combination of FHLB advances and increases in deposits.

Deposits - Total deposits amounted to $1.245 billion at March 31, 2004, up $38.6 million from the December 31, 2003 balance of $1.206 billion. Savings deposits, including money market deposits, increased $28.6 million, or 5.8%, from December 31, 2003 and amounted to $522.5 million at March 31, 2004. Time deposits amounted to $542.8 million at March 31, 2004, up $24.7 million from the December 31, 2003 balance of $518.1 million primarily due to increases in consumer accounts and brokered certificates of deposit. Consumer certificates of deposit amounted to $402.1 million at March 31, 2004, up $16.9 million from December 31, 2003. Brokered certificates of deposit amounted to $126.2 million at March 31, 2004, up $8.0 million from December 31, 2003. Demand deposits declined $14.7 million, or 7.6%, in the first three months of 2004 and totaled $179.5 million at March 31, 2004. However, demand deposits at December 31, 2003 included a temporary placement of approximately $18.6 million in funds on deposit that were withdrawn in January 2004.

Borrowings - The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other financial institutions. In the first three months of 2004, FHLB advances increased $37.1 million to $644.2 million at March 31, 2004. Other borrowings outstanding at March 31, 2004 amounted to $1.6 million, down $686 thousand from the December 31, 2003 balance of $2.3 million.

For the three months ended March 31, 2004, net cash provided by operations amounted to $4.7 million, the majority of which was generated by net income. Proceeds from sales of loans in the first three months of 2004 amounted to $11.4 million, while loans originated for sale amounted to $11.0 million. Net cash used in investing activities amounted to $85.8 million and was primarily used to purchase securities. Net cash provided by financing activities was $72.9 million, due to growth in deposits and increases in FHLB advances. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)                                 March 31,    December 31,
                                                         2004           2003
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due              $1,732         $1,721
Nonaccrual loans less than 90 days past due             1,188          1,022
--------------------------------------------------------------------------------
Total nonaccrual loans                                  2,920          2,743
Other real estate owned, net                               11             11
--------------------------------------------------------------------------------
Total nonperforming assets                             $2,931         $2,754
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans          .29%           .29%
Nonperforming assets as a percentage of total assets     .14%           .14%
Allowance for loan losses to nonaccrual loans         553.90%        580.17%
Allowance for loan losses to total loans                1.61%          1.66%

There were no accruing loans 90 days or more past due at March 31, 2004 or December 31, 2003.

Impaired loans consist of all nonaccrual commercial loans. At March 31, 2004, the recorded investment in impaired loans was $1.9 million, which had a related allowance amounting to $122 thousand. Also during this period, interest income recognized on impaired loans amounted to approximately $53 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

  (Dollars in thousands)                               March 31,    December 31,
                                                         2004           2003
--------------------------------------------------------------------------------
Residential real estate                                  $771           $946
Commercial:
   Mortgages                                              449            342
   Other                                                1,452          1,236
Consumer                                                  248            219
--------------------------------------------------------------------------------
Total nonaccrual loans                                 $2,920         $2,743
--------------------------------------------------------------------------------

Capital Resources
Total equity capital increased $6.5 million during the first three months of 2004 and amounted to $144.6 million. This increase was primarily attributable to $2.7 million earnings retention and $3.6 million net unrealized gains on securities. (See the Consolidated Statement of Changes in Shareholders' Equity for additional information.)

The ratio of total equity to total assets amounted to 7.04% at March 31, 2004, compared to 6.99% at December 31, 2003. Book value per share as of March 31, 2004 and December 31, 2003 amounted to $10.95 and $10.46, respectively.

At March 31, 2004, the Corporation's Tier 1 risk-based capital ratio was 9.84% and the total risk-adjusted capital ratio was 11.42%. The Corporation's Tier 1 leverage ratio amounted to 5.66% at March 31, 2004. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at March 31, 2004 amounted to $2.2 million, representing $.17 per share payable on April 15, 2004, an increase of $.01 from the dividend declared in the previous two quarters of 2003. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the parent is subject to regulatory review and restriction.

Off-Balance Sheet Arrangement
See Note 10 of the Consolidated Financial Statements for additional information regarding the Corporation's off-balance sheet arrangements.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Corporation's accounting and reporting policies comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are important in understanding the reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2003 Annual Report on Form 10-K, we have identified the allowance for loan losses, review of goodwill and intangible assets for impairment, other-than-temporary impairment, interest income recognition, and tax estimates as critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements for additional information regarding recent accounting developments affecting the Corporation.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Sensitivity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation's objective is to manage assets and funding sources to produce results that are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income for future periods. The simulation results are reviewed to determine whether the exposure of net interest income to changes in interest rates remains within established tolerance levels and to develop appropriate strategies to manage this exposure. The Corporation's interest rate risk modeling incorporates a wide range of interest rate scenarios, including both parallel rate shifts and changes in the shape of the yield curve of varying magnitudes in addition to those presented here. The following table presents the Corporation's estimated net interest income exposure as a percentage of net interest income for the first 12-month period, the subsequent 12-month period thereafter (months 13 - 24), and months 1-60, as of March 31, 2004. Interest rates are assumed to shift upward by 200 basis points or downward by 50 basis points. This asymmetric rate shift reflects the fact that given the current level of interest rates, the likelihood of a decline in interest rates in excess of 50 basis points is considered remote.


                                     Months 1 - 12  Months 13-24  Months 1 - 60
  ------------------------------------------------------------------------------

  200 basis point increase in rates       2.7%           2.0%          1.8%
  50 basis point decrease in rates       -1.6%          -2.9%         -3.2%

At March 31, 2004, income simulation results assume that changes in core deposit rates are linked to short-term market interest rates. The assumed relationship and correlation between short-term interest rate changes and core deposit rate changes used in income simulation may fluctuate over time based on the Corporation's assessment of market conditions.

Since this simulation assumes the Corporation's balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the Corporation could implement in response to rate shifts, and should not be relied upon as an estimate of future net interest income.

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

The Corporation also monitors the potential change in market value of its available for sale debt securities using both rate shifts and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of March 31, 2004, an immediate 200 basis point rise in rates would result in a 4.5% decline in the value of the Corporation's available for sale debt securities. Conversely, a 100 basis point fall in rates would result in a 1.1% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at March 31, 2004, including both debt and equity securities, was 5.7%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

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


ITEM 4.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Corporation carried out an evaluation under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the quarter ended March 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.



PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings
         None

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table provides information as of and for the quarter ended March 31, 2004 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan and the Stock Repurchase Plan.

                                                               Total number of
                                                              shares purchased   Maximum number
                                                                 as part of      of shares that
                                     Total number                 publicly         may yet be
                                      of shares   Average price   announced      purchased under
                                      purchased   paid per share   plan(s)         the plan(s)
------------------------------------------------------------------------------------------------
Deferred Compensation Plan (A)
     1/1/2004 to 1/31/2004               215          $26.68         215             14,881
     2/1/2004 to 2/29/2004                41           25.12          41             14,840
     3/1/2004 to 3/31/2004                20           25.22          20             14,820
------------------------------------------------------------------------------------------------
Total Deferred Compensation Plan         276           26.34         276             14,820
------------------------------------------------------------------------------------------------

Stock Repurchase Plan (B)
     1/1/2004 to 1/31/2004                 -               -           -                  -
     2/1/2004 to 2/29/2004                 -               -           -                  -
     3/1/2004 to 3/31/2004             5,000           25.00       5,000            162,000
------------------------------------------------------------------------------------------------
Total Stock Repurchase Plan            5,000           25.00       5,000            162,000
------------------------------------------------------------------------------------------------

Total Purchases of Equity Securities   5,276          $25.07       5,276            176,820
------------------------------------------------------------------------------------------------

(A) The Deferred Compensation Plan was established on January 1, 1999. A maximum of 25,000 shares were authorized under the plan. This plan allows directors and officers to defer a portion of their compensation. The deferred compensation is contributed to a rabbi trust that invests the assets of the trust into selected mutual funds as well as shares of the Bancorp's common stock pursuant to the direction of the plan participants. All shares are purchased in the open market.
(B) The Stock Repurchase Plan was established in September 2001. A maximum of 250,000 shares were authorized under the plan. The Bancorp plans to hold the repurchased shares as treasury stock for general corporate purposes.

Item 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibit index
              Exhibit No.
              -------------
              10   Third Amendment to the Nonqualified Deferred Compensation
                   Plan
              11   Statement re Computation of Per Share Earnings
              15   Letter re Unaudited Interim Financial Information
              31.1 Certification of Chief Executive Officer Pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002
              31.2 Certification of Chief Financial Officer Pursuant to Section
                   302 of the Sarbanes-Oxley Act of 2002
              32** Certification of Chief Executive Officer and Chief Financial
                   Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

              ** These certifications are not "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

         (b) On January 22, 2004, a Form 8-K, which reported the Corporation's earnings for the quarter ended December 31, 2003, was furnished to the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WASHINGTON TRUST BANCORP, INC.
                                             (Registrant)



May 7, 2004                         By:  John C. Warren
                                    --------------------------------------------
                                    John C. Warren
                                    Chairman and Chief Executive Officer
                                    (principal executive officer)




May 7, 2004                         By:  David V. Devault
                                    --------------------------------------------
                                    David V. Devault
                                    Executive Vice President, Treasurer
                                    and Chief Financial Officer
                                    (principal financial and accounting officer)