Form 10-Q
period 2004-06-30
WASHINGTON TRUST BANCORP INC
filed 2004-08-06
CIK 737468

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)
[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities  Exchange
    Act of 1934 for the quarterly period ended JUNE 30, 2004 or

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 for the transition period from ______ to ______.

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

The number of shares of common stock of the registrant outstanding as of July 31, 2004 was 13,236,649.

                                    FORM 10-Q
                  WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
                       For The Quarter Ended June 30, 2004

                                TABLE OF CONTENTS


PART I.  Financial Information

Item 1.  Financial Statements

Consolidated Balance Sheets
         June 30, 2004 and December 31, 2003

Consolidated Statements of Income
         Three and Six Months Ended June 30, 2004 and 2003

Consolidated Statements of Changes in Shareholders' Equity
         Six Months Ended June 30, 2004 and 2003

Consolidated Statements of Cash Flows
         Six Months Ended June 30, 2004 and 2003

Condensed Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED BALANCE SHEETS
                                                     (Unaudited)
                                                       June 30,     December 31,
                                                         2004           2003
--------------------------------------------------------------------------------
Assets:
Cash and due from banks                                $46,261          $40,710
Federal funds sold and other short-term investments      9,320           20,400
Mortgage loans held for sale                               990            2,486
Securities:
  Available for sale, at fair value; amortized cost
     $767,674 in 2004 and $663,529 in 2003             769,328          673,845
  Held to maturity, at cost; fair value $134,860
     in 2004 and $169,401 in 2003                      133,670          165,576
---------------------------------------------------------------- ---------------
  Total securities                                     902,998          839,421

Federal Home Loan Bank stock, at cost                   34,373           31,464

Loans                                                1,101,039          960,981
Less allowance for loan losses                          16,208           15,914
--------------------------------------------------------------------------------
  Net loans                                          1,084,831          945,067

Premises and equipment, net                             24,805           24,941
Accrued interest receivable                              8,411            7,911
Goodwill                                                22,591           22,591
Identifiable intangible assets                           1,631            1,953
Other assets                                            42,779           36,863
--------------------------------------------------------------------------------
  Total assets                                      $2,178,990       $1,973,807
--------------------------------------------------------------------------------

Liabilities:
Deposits:
  Demand                                              $200,923         $194,144
  Savings                                              566,976          493,878
  Time                                                 574,004          518,119
--------------------------------------------------------------------------------
  Total deposits                                     1,341,903        1,206,141

Dividends payable                                        2,250            2,113
Federal Home Loan Bank advances                        676,336          607,104
Other borrowings                                         2,947            2,311
Accrued expenses and other liabilities                  17,012           18,083
--------------------------------------------------------------------------------
  Total liabilities                                  2,040,448        1,835,752
--------------------------------------------------------------------------------

Shareholders' Equity:
Common stock of $.0625 par value; authorized
  30 million shares; issued 13,236,649 shares
  in 2004 and 13,204,024 in 2003                           827              825
Paid-in capital                                         30,317           29,868
Retained earnings                                      106,994          101,492
Unamortized employee restricted stock                      (11)             (22)
Accumulated other comprehensive income                     609            6,101
Treasury stock, at cost; 8,719 shares in 2004
  and 9,463 in 2003                                       (194)            (209)
--------------------------------------------------------------------------------
  Total shareholders' equity                           138,542          138,055
--------------------------------------------------------------------------------
  Total liabilities and shareholders' equity        $2,178,990       $1,973,807
--------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                    (Dollars in thousands,
CONSOLIDATED STATEMENTS OF INCOME                                             except per share amounts)

                                                                             (Unaudited)
                                                                Three Months             Six Months
Periods ended June 30,                                       2004          2003       2004         2003
-------------------------------------------------------------------------------------------------------
Interest income:
  Interest and fees on loans                              $14,287       $12,853    $27,928      $25,499
  Interest on securities                                    8,107         8,333     16,362       16,888
  Dividends on corporate stock and
    Federal Home Loan Bank stock                              506           531        980        1,018
  Interest on federal funds sold and
    other short-term investments                               20            39         40           76
-------------------------------------------------------------------------------------------------------
  Total interest income                                    22,920        21,756     45,310       43,481
-------------------------------------------------------------------------------------------------------

Interest expense:
  Savings deposits                                            894           880      1,623        1,830
  Time deposits                                             4,130         3,799      8,148        7,733
  Federal Home Loan Bank advances                           4,789         4,777      9,334        9,670
  Other                                                        15            18         30           37
-------------------------------------------------------------------------------------------------------
  Total interest expense                                    9,828         9,474     19,135       19,270
-------------------------------------------------------------------------------------------------------

Net interest income                                        13,092        12,282     26,175       24,211
Provision for loan losses                                     120           160        240          260
-------------------------------------------------------------------------------------------------------
Net interest income after provision for loan losses        12,972        12,122     25,935       23,951
-------------------------------------------------------------------------------------------------------

Noninterest income:
  Trust and investment management                           3,320         2,744      6,375        5,277
  Service charges on deposit accounts                       1,192         1,348      2,362        2,448
  Merchant processing fees                                  1,095           862      1,692        1,319
  Net gains on loan sales                                     560         1,441        909        2,679
  Income from bank-owned life insurance                       295           263        594          547
  Net realized (losses) gains on securities                  (240)          400       (240)         630
  Other income                                                702           297      1,172          488
-------------------------------------------------------------------------------------------------------
  Total noninterest income                                  6,924         7,355     12,864       13,388
-------------------------------------------------------------------------------------------------------

Noninterest expense:
  Salaries and employee benefits                            7,218         6,619     14,195       13,153
  Net occupancy                                               796           736      1,612        1,498
  Equipment                                                   788           837      1,558        1,674
  Merchant processing costs                                   882           683      1,348        1,045
  Advertising and promotion                                   538           542      1,004          812
  Outsourced services                                         467           325        843          696
  Legal, audit and professional fees                          245           281        503          586
  Debt prepayment penalties                                     -           941          -          941
  Amortization of intangibles                                 161           179        322          359
  Other                                                     1,450         1,705      2,840        3,062
-------------------------------------------------------------------------------------------------------
  Total noninterest expense                                12,545        12,848     24,225       23,826
-------------------------------------------------------------------------------------------------------

Income before income taxes                                  7,351         6,629     14,574       13,513
Income tax expense                                          2,308         2,055      4,576        4,189
-------------------------------------------------------------------------------------------------------
  Net income                                               $5,043        $4,574     $9,998       $9,324
-------------------------------------------------------------------------------------------------------

Weighted average shares outstanding - basic              13,216.1      13,089.4   13,209.4     13,074.4
Weighted average shares outstanding - diluted            13,517.0      13,304.9   13,515.2     13,265.2
Per share information:
  Basic earnings per share                                   $.38          $.35       $.76         $.71
  Diluted earnings per share                                 $.37          $.34       $.74         $.70
  Cash dividends declared per share                          $.17          $.15       $.34         $.30

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY                                                             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

(Unaudited)
                                                                           Unamortized     Accumulated
                                                                            Employee          Other
                                     Common       Paid-in      Retained    Restricted     Comprehensive     Treasury
Six months ended June 30,             Stock       Capital      Earnings       Stock           Income         Stock       Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at January 1, 2003            $818        $28,767       $90,717        $(24)          $9,294         $(851)     $128,721
Net income                                                        9,324                                                    9,324
Other comprehensive income, net of tax:
  Net unrealized gains on securities                                                             649                         649
  Reclassification adjustments                                                                  (410)                       (410)
                                                                                                                        ----------
Comprehensive income                                                                                                       9,563
Cash dividends declared                                          (3,930)                                                  (3,930)
Amortization of employee restricted                                               8                                            8
stock
Shares issued                            2             98                                                      851           951
Shares repurchased                                                                                            (122)         (122)
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2003              $820        $28,865       $96,111        $(16)          $9,533         $(122)     $135,191
----------------------------------------------------------------------------------------------------------------------------------


Balance at January 1, 2004            $825        $29,868      $101,492        $(22)          $6,101         $(209)     $138,055
Net income                                                        9,998                                                    9,998
Other comprehensive income, net of tax:
  Net unrealized losses on securities                                                         (5,801)                     (5,801)
  Reclassification adjustments                                                                   156                         156
  Minimum pension liability adjustment                                                           153                         153
                                                                                                                      ------------
Comprehensive income                                                                                                       4,506
Cash dividends declared                                          (4,496)                                                  (4,496)
Amortization of employee restricted                                              11                                           11
stock
Shares issued                            2            449                                                      154           605
Shares repurchased                                                                                            (139)         (139)
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 2004              $827        $30,317      $106,994        $(11)            $609         $(194)     $138,542
----------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY             (Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              (Unaudited)
Six months ended June 30,                               2004               2003
--------------------------------------------------------------------------------

Cash flows from operating activities:
  Net income                                           $9,998            $9,324
  Adjustments to reconcile net income to net cash
       provided by operating activities:
     Provision for loan losses                            240               260
     Depreciation of premises and equipment             1,428             1,560
     Amortization of premium in excess of accretion
       of discount on debt securities                   1,307             2,352
     Net amortization of intangibles                      322               359
     Amortization of restricted stock                      11                 8
     Net realized losses (gains) on securities            240              (630)
     Net gains on loan sales                             (909)           (2,679)
     Earnings from bank-owned life insurance             (594)             (547)
     Proceeds from sales of loans                      30,899           107,256
     Loans originated for sale                        (27,910)         (111,759)
     Increase in accrued interest receivable,
       excluding purchased interest                      (314)             (286)
     (Increase) decrease in other assets               (2,193)              904
     (Decrease) increase in accrued expenses and
       other liabilities                                 (918)             (701)
     Other, net                                           526               237
--------------------------------------------------------------------------------
  Net cash provided by operating activities            12,133             5,658
--------------------------------------------------------------------------------

Cash flows from investing activities:
  Securities available for sale:
     Purchases                                       (241,893)         (273,701)
     Proceeds from sales                                  760            42,858
     Maturities and principal repayments              135,779           165,431
  Securities held to maturity:
     Purchases                                         (3,366)          (62,347)
     Maturities and principal repayments               34,935            77,974
  Purchase of Federal Home Loan Bank stock             (2,909)           (4,086)
  Principal collected on loans under
     loan originations                                (82,560)          (20,012)
  Purchases of loans, including purchased interest    (58,638)           (7,661)
  Proceeds from sales of other real estate owned            -               134
  Purchases of premises and equipment                  (1,292)           (2,667)
--------------------------------------------------------------------------------
  Net cash used in investing activities              (219,184)          (84,077)
--------------------------------------------------------------------------------

Cash flows from financing activities:
  Net increase in deposits                            135,777            25,860
  Net increase (decrease) in other borrowings             636            (1,670)
  Proceeds from Federal Home Loan Bank advances       665,850           675,441
  Repayment of Federal Home Loan Bank advances       (596,538)         (611,548)
  Purchase of treasury stock                             (139)             (122)
  Proceeds from issuance of common stock                  295               633
  Cash dividends paid                                  (4,359)           (3,787)
--------------------------------------------------------------------------------
  Net cash provided by financing activities           201,522            84,807
--------------------------------------------------------------------------------
  Net (decrease) increase in cash and
     cash equivalents                                  (5,529)            6,388
  Cash and cash equivalents at beginning of year       61,110            51,048
--------------------------------------------------------------------------------
  Cash and cash equivalents at end of period          $55,581           $57,436
--------------------------------------------------------------------------------

Noncash Investing and Financing Activities:
  Net transfers from loans to other real estate
     owned (OREO)                                         $ -              $253
  Loans charged off                                       241               122
  Loans made to facilitate the sale of other real
     estate owned                                           -               322
Supplemental Disclosures:
  Interest payments                                    18,975            19,587
  Income tax payments                                   5,002             4,234

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (the "Bancorp") and its wholly owned subsidiary, The Washington Trust Company (the "Bank" or "Subsidiary") (together, the "Corporation") are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses, the review of goodwill and other intangible assets for impairment, other-than-temporary impairment, interest income recognition and tax estimates. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation's financial position as of June 30, 2004 and December 31, 2003, and the results of operations and cash flows for the interim period presented.

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

(2) New Accounting Pronouncements
On April 22, 2003, the Financial Accounting Standards Board ("FASB") decided to require all companies to expense the value of employee stock options. At this point, it has been tentatively decided in principle to measure employee equity-based awards at their date of grant and to later decide the method for determining the cost of employee stock options, as well as the extent to which a final Statement on this matter will permit adjustments for actual forfeitures and actual performance outcomes, which will affect the amount of compensation cost recognized over the employee service period. On March 31, 2004, the FASB issued Exposure Draft "Share-Based Payment, an amendment to FASB Statement No. 123 and 95". The draft of the proposed statement concluded that all companies should expense the fair value of employee stock options using the modified prospective grant-date measurement approach as defined in Statement of Financial Accounting Standard ("SFAS") 123 "Accounting for Stock-Based Compensation". Compensation cost would be recognized in the financial statement over the requisite service period. A final statement is expected to be issued in the fourth quarter of 2004, which could become effective in 2005. Until a new Statement is issued, the provisions of SFAS No. 123 and SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123" remain in effect.

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

In March 2004, the SEC issued SEC Staff Accounting Bulletin ("SAB") No. 105 - "Application of Accounting Principles to Loan Commitments" which summarizes the views of the SEC regarding the application of GAAP to loan commitments accounted for as derivatives. The guidance requires the measurement of the fair value of the loan commitment to include only the differences between the guaranteed interest rate and the market interest rate. SAB No. 105 prohibits recognizing expected future cash flows related to the servicing of a loan. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB No. 105 was effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The adoption of this SAB did not have a material impact on the Corporation's financial statements.

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

(Dollars in thousands, except per share amounts)
                                      Three Months                Six Months
                                ------------------------------------------------
Periods ended June 30,              2004         2003         2004         2003
--------------------------------------------------------------------------------

Net income   As reported          $5,043       $4,574       $9,998       $9,324
Less:
     Total stock-based
     compensation determined
     under fair value method
     for all awards, net of tax    $(201)       $(238)        (485)        (462)
--------------------------------------------------------------------------------
             Pro forma            $4,842       $4,336       $9,513       $8,862

Basic earnings per share
             As reported            $.38         $.35         $.76         $.71
             Pro forma              $.37         $.33         $.72         $.68

Diluted earnings per share
             As reported            $.37         $.34         $.74         $.70
             Pro forma              $.36         $.33         $.70         $.67

There were 32,050 and 231,755 options granted during the six-month periods ended June 30, 2004 and 2003, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

(4) Securities
Securities available for sale are summarized as follows:


(Dollars in thousands)                               Amortized        Unrealized       Unrealized            Fair
                                                        Cost             Gains           Losses              Value
---------------------------------------------------------------------------------------------------------------------
June 30, 2004
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies               $131,530           $1,257          $(1,258)           $131,529
Mortgage-backed securities                             536,852            2,753           (9,278)            530,327
Corporate bonds                                         77,963              778             (354)             78,387
Corporate stocks                                        21,329            8,410             (654)             29,085
---------------------------------------------------------------------------------------------------------------------
Total                                                  767,674           13,198          (11,544)            769,328
---------------------------------------------------------------------------------------------------------------------
December 31, 2003
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                 97,876            1,480             (262)             99,094
Mortgage-backed securities                             464,138            3,964           (3,277)            464,825
Corporate bonds                                         79,175            1,487             (724)             79,938
Corporate stocks                                        22,340            8,262             (614)             29,988
---------------------------------------------------------------------------------------------------------------------
Total                                                 $663,529          $15,193          $(4,877)           $673,845
---------------------------------------------------------------------------------------------------------------------

For the six months ended June 30, 2004, proceeds from sales of securities available for sale amounted to $760 thousand while net realized losses on these sales amounted to $240 thousand.

Securities held to maturity are summarized as follows:

(Dollars in thousands)                               Amortized        Unrealized        Unrealized           Fair
                                                        Cost            Gains             Losses             Value
---------------------------------------------------------------------------------------------------------------------
June 30, 2004
Mortgage-backed securities                            $116,908           $2,062           $(1,188)          $117,782
States and political subdivisions                       16,762              417              (101)            17,078
---------------------------------------------------------------------------------------------------------------------
Total                                                  133,670            2,479            (1,289)           134,860
---------------------------------------------------------------------------------------------------------------------
December 31, 2003
U.S. Treasury obligations and obligations
  of U.S. government-sponsored agencies                  8,000               13                 -              8,013
Mortgage-backed securities                             143,162            3,256              (118)           146,300
States and political subdivisions                       14,414              674                 -             15,088
---------------------------------------------------------------------------------------------------------------------
Total                                                 $165,576           $3,943             $(118)          $169,401
---------------------------------------------------------------------------------------------------------------------

There were no sales of securities held to maturity during the six months ended June 30, 2004.

Securities available for sale and held to maturity with a fair value of $569.3 million and $548.4 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain public deposits at June 30, 2004 and December 31, 2003, respectively. In addition, securities available for sale and held to maturity with a fair value of $24.0 million and $23.0 million were collateralized for the discount window at the Federal Reserve Bank at June 30, 2004 and December 31, 2003, respectively. There were no borrowings with the Federal Reserve Bank at either date.

At June 30, 2004 and December 31, 2003, certain securities available for sale with a fair value of $2.5 million and $2.8 million, respectively, represented amounts held in rabbi trusts for nonqualified retirement plans.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

The following table summarizes, for all securities in an unrealized loss position at June 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.


                                   Less than 12 Months         12 Months or Longer            Total
                                -----------------------------------------------------------------------------
                                   Fair      Unrealized       Fair      Unrealized       Fair      Unrealized
 At June 30, 2004                  Value       Losses         Value       Losses         Value       Losses
-------------------------------------------------------------------------------------------------------------
U.S. Treasury obligations and
 obligations of U.S.
 government-sponsored agencies   $63,060        $939        $11,681        $319        $74,741       $1,258
Mortgage-backed securities       390,133       8,088         67,676       2,378        457,809       10,466
States and political
 subdivisions                      2,757         101              -           -          2,757          101
Corporate bonds                   10,852          85         17,504         269         28,356          354
-------------------------------------------------------------------------------------------------------------
 Subtotal, debt securities       466,802       9,213         96,861       2,966        563,663       12,179
 Corporate stocks                  3,936         139          3,045        515           6,981          654
----------------------------------------------------------------------- -------------------------------------
Total temporarily impaired      $470,738      $9,352        $99,906      $3,481       $570,644      $12,833
securities
-------------------------------------------------------------------------------------------------------------

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to interest rates. The majority of debt securities reported in an unrealized loss position at June 30, 2004 were purchased during 2003 and the first half of 2004, during which interest rates were at or near historical lows. The relative increase in interest rates since the time of purchase has resulted in a decline in market value for these debt securities. Other contributing factors for debt securities reported in an unrealized loss position at June 30, 2004 include widening of investment spreads on certain variable rate asset classes, which have resulted in relative declines in market value compared to amortized cost. Management believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at June 30, 2004 consisted of 102 debt security holdings. The largest loss percentage of any single holding was 6.25% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include both the general decline in equity markets over the past several years, timing of purchases, and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The nature and duration of impairment on the equity securities holdings are considered to be a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at June 30, 2004 consisted of 15 holdings of financial and commercial entities. The largest loss percentage position of any single holding was 19.89% of its cost.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

(5) Loan Portfolio
The following is a summary of loans:
(Dollars in thousands)                                 June 30,     December 31,
                                                         2004           2003
--------------------------------------------------------------------------------
Commercial:
    Mortgages (A)                                      $239,651         $227,334
    Construction and development (B)                     20,376           12,486
    Other (C)                                           188,314          168,657
--------------------------------------------------------------------------------
Total commercial                                        448,341          408,477

Residential real estate:
    Mortgages (D)                                       433,976          375,706
    Homeowner construction                               17,079           14,149
--------------------------------------------------------------------------------
Total residential real estate                           451,055          389,855

Consumer
    Home equity lines                                   134,299          116,458
    Other (E)                                            67,344           46,191
--------------------------------------------------------------------------------
Total consumer                                          201,643          162,649
--------------------------------------------------------------------------------
    Total loans (F)                                  $1,101,039         $960,981
--------------------------------------------------------------------------------

(A) Amortizing mortgages, primarily secured by income producing property.
(B) Loans for construction of residential and commercial properties and for land development.
(C) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(D) A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 8 for additional discussion of FHLB borrowings).
(E) Fixed rate home equity loans and other consumer  installment loans.
(F) Net of unearned income and unamortized loan origination fees, net of costs totaling $575 thousand and $687 thousand at June 30, 2004 and December 31, 2003, respectively. Includes $676 thousand and $685 thousand of net purchased premiums at June 30, 2004 and December 31, 2003, respectively.

(6)  Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
                                      Three Months               Six Months
                                 -----------------------------------------------
Periods ended June 30,              2004        2003         2004         2003
--------------------------------------------------------------------------------
Balance at beginning of period    $16,174     $15,495      $15,914      $15,487
Provision charged to expense          120         160          240          260
Recoveries of loans
  previously charged off               87         108          295          117
Loans charged off                    (173)        (21)        (241)        (122)
--------------------------------------------------------------------------------
Balance at end of period          $16,208     $15,742      $16,208      $15,742
--------------------------------------------------------------------------------

(7) Goodwill and other intangibles
The 2002 acquisition of First Financial Corp. resulted in the recording of goodwill of $22.6 million. Goodwill and intangible assets are reviewed for impairment, based on their fair values, at least annually.

At June 30, 2004 and December 31, 2003, the carrying value of other intangible assets amounted to $1.6 million and $2.0 million, respectively. In conjunction with the First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million with an average useful life of ten years. Amortization expense associated with these other intangible assets amounted to $322 thousand and $359 thousand for the first half of 2004 and 2003, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

The changes in the carrying value of goodwill and other intangible assets for the six months ended June 30, 2004 are as follows:

(Dollars in thousands)                    Core Deposit     Other        Total
                                Goodwill   Intangibles   Intangible  Intangibles
--------------------------------------------------------------------------------

Balance at December 31, 2003     $22,591     $1,574        $379        $24,544
Amortization expense                   -       (180)       (142)          (322)
Impairment recognized                  -          -           -              -
--------------------------------------------------------------------------------
Balance at June 30, 2004         $22,591     $1,394        $237        $24,222
--------------------------------------------------------------------------------

Estimated annual amortization expense is as follows:

(Dollars in thousands)
                                     Core Deposit        Other          Total
Estimated amortization expense       Intangibles      Intangibles    Intangibles
--------------------------------------------------------------------------------

July 1 through December 31, 2004         $179             $142          $321
2005                                      303               95           398
2006                                      261                -           261
2007                                      140                -           140
2008                                      120                -           120

The components of intangible assets as of June 30, 2004 are as follows:

(Dollars in thousands)
                                   Gross Carrying     Accumulated   Net Carrying
Intangible assets                      Amount         Amortization     Amount
--------------------------------------------------------------------------------
Core deposit intangibles               $2,997           $(1,603)       $1,394
Other intangibles                         852              (615)          237
--------------------------------------------------------------------------------
Total                                  $3,849           $(2,218)       $1,631
--------------------------------------------------------------------------------

(8) Borrowings
Federal Home Loan Bank ("FHLB") advances outstanding are summarized below:

(Dollars in thousands)                                June 30,      December 31,
                                                        2004            2003
--------------------------------------------------------------------------------
FHLB advances                                         $676,336        $607,104
--------------------------------------------------------------------------------

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at June 30, 2004 and December 31, 2003. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances ("FHLB borrowings"). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at June 30, 2004 and December 31, 2003. Included in the collateral were securities available for sale and held to maturity with a fair value of $521.6 million and $526.0 million that were specifically pledged to secure FHLB borrowings at June 30, 2004 and December 31, 2003, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

The following is a summary of other borrowings:

(Dollars in thousands)                                June 30,      December 31,
                                                        2004            2003
--------------------------------------------------------------------------------
Treasury, Tax and Loan demand note balance             $2,305          $1,567
Other                                                     642             744
--------------------------------------------------------------------------------
Other borrowings                                       $2,947          $2,311
--------------------------------------------------------------------------------

(9) Defined Benefit Pension Plans
The Corporation's noncontributory tax-qualified defined benefit pension plan covers substantially all employees. Benefits are based on an employee's years of service and highest 3-year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. The Corporation has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans.

The actuarial assumptions used for the non-qualified retirement plans are the same as those used for the Corporation's tax-qualified pension plan. The non-qualified retirement plans provide for the designation of assets in rabbi trusts. At June 30, 2004 and December 31, 2003, securities available for sale and other assets designated for this purpose with a carrying value of $3.1 million and $3.2 million, respectively, are included in the Corporation's Consolidated Balance Sheet.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)                   Qualified                Non-Qualified
                                        Pension Plan            Retirement Plans
--------------------------------------------------------------------------------
Six months ended June 30,            2004         2003         2004         2003
--------------------------------------------------------------------------------
Service cost                         $796         $637         $144          $92
Interest cost                         684          613          196          185
Expected return on plan assets       (782)        (708)           -            -
Amortization of transition asset       (3)          (3)           -            -
Amortization of prior service cost     15           16           40           56
Recognized net actuarial loss          18            -           31           14
--------------------------------------------------------------------------------
Net periodic benefit cost            $728         $555         $411         $347
--------------------------------------------------------------------------------

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the six months ended June 30, 2004 and 2003 were as follows:

                       Qualified Pension Plan     Non Qualified Retirement Plans
--------------------------------------------------------------------------------
                          2004           2003           2004           2003
--------------------------------------------------------------------------------
                     September 30,  September 30,  September 30,  September 30,
Measurement date          2003           2002           2003           2002

 Discount rate           6.10%          6.75%          6.10%          6.75%
 Expected long-term
  return on plan assets  8.25%          8.00%             -              -
 Rate of compensation
  increase               4.25%          4.25%          4.25%          4.25%

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1.5 million to its qualified pension plan and $314 thousand in benefit payments to its non-qualified retirement plans in 2004. As of June 30, 2004, $1.5 million of contributions have been made to the qualified pension plan and $158 thousand in benefit payments have been made to the non-qualified retirement plans. The Corporation presently anticipates contributing an additional $163 thousand in benefit payments to the non-qualified retirement plans in 2004 for a total of $321 thousand.

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

(Dollars in thousands)                                  June 30,    December 31,
                                                          2004          2003
--------------------------------------------------------------------------------

Financial instruments whose contract
  amounts represent credit risk:
Commitments to extend credit:
    Commercial loans                                    $70,253       $78,555
    Home equity lines                                   133,398       109,182
    Other loans                                          17,979        14,965
    Standby letters of credit                            10,017         9,448
Financial instruments whose notional amounts
  exceed the amount of credit risk:
  Forward loan commitments:
    Commitments to originate fixed rate mortgage
     loans to be sold                                     2,557         1,328
    Commitments to sell fixed rate mortgage loans         1,562         3,340

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                 (Continued)

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer's failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At June 30, 2004 and December 31, 2003, there was no liability to beneficiaries resulting from standby letters of credit.

At June 30, 2004, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management's credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At June 30, 2004 and December 31, 2003, the carrying value of these commitments amounted to $(4) thousand and $(15) thousand, respectively, and was reported in other assets. Changes in the fair value were recorded in current earnings and amounted to income of $12 thousand and $108 thousand for the six months ended June 30, 2004 and 2003, respectively.

(11) Litigation
On June 22, 2004 a suit was filed by Galilee Hotel Associates, LLC ("plaintiff") in the United States Bankruptcy Court District of Rhode Island against Bank Rhode Island, The Washington Trust Company, Kahn, Litwin, Renza & Co. Ltd. and Thomas Furey. The suit alleges that the actions of the defendants contributed to and culminated in the bankruptcy filing of the plaintiff. The plaintiff had applied to The Washington Trust Company in 2003 for a commercial real estate loan in the amount of $3.5 million. No loan was made by Washington Trust in connection with that application. The most significant count against Washington Trust alleges breach of the covenant of good faith and fair dealing and seeks damages in the amount of at least $3.5 million. Other counts against Washington Trust are contained in the suit relating to allegations and claims that are not material. Washington Trust believes the claims against it have no merit and is vigorously opposing the suit. No loss provision for this lawsuit has been recorded.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at June 30, 2004 and for the six months ended June 30, 2004 and 2003, KPMG LLP has made a review (based on the standards of the Public Accounting Company Oversight Board) and not an audit, set forth in their separate report dated August 6, 2004 appearing below. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a "report" or "part of the Registration Statement" within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiary (the "Corporation") as of June 30, 2004, the related consolidated statements of income for the three-month and six-month periods ended June 30, 2004 and 2003, and the related consolidated statements of changes in shareholders' equity and cash flows for the six months ended June 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Providence, Rhode Island
August 6, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
This report contains statements that are "forward-looking statements." We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words "believe," "expect," "anticipate," "intend," "estimate," "assume," "outlook," "will," "should," and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Corporation. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

Overview
The Bancorp provides a broad range of banking and financial services through its subsidiary, the Bank. The Bank's primary source of income is net interest income. The Bank's lending business includes commercial, residential mortgage and consumer loans. The Bank's loan portfolio is concentrated among borrowers in southern New England, primarily in Rhode Island, and, to a lesser extent, in Connecticut and Massachusetts. The Bank also offers a full range of retail and commercial deposit products through its seventeen banking offices located in Rhode Island and southeastern Connecticut. Noninterest income is an important source of revenue for Washington Trust. Primary sources of noninterest income are trust and investment management revenues, servicing of deposit accounts, net gains on loan sales and merchant credit card processing. Revenue from trust and investment management services continues to be the largest component of noninterest income.

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

Results of Operations
The Corporation reported quarterly net income of $5.0 million for the second quarter ended June 30, 2004, an increase of 10.3% over net income of $4.6 million for the second quarter of 2003. On a diluted earnings per share basis, the Corporation earned $.37 for the second quarter of 2004, up from $.34 for the same quarter last year. The returns on average assets and average equity for the three months ended June 30, 2004 were 0.96% and 14.46%, respectively, compared to 1.01% and 13.57%, respectively, for the three months ended June 30, 2003.


Last year, the Corporation's operating results for the second quarter were favorably impacted by gains on loan sales totaling $1.4 million, compared to $560 thousand in the second quarter of 2004. In addition, net income for the second quarter last year included a charge of $941 thousand (pre-tax) incurred on the early payoff of certain FHLB borrowings totaling $23 million. This debt restructuring has resulted in interest expense savings of approximately $510 thousand on an annualized basis over the remaining term of the prepaid debt.

For the first six months of 2004, net income amounted to $10.0 million, up 7.2% over $9.3 million in the first half of 2003. On a diluted earnings per share basis, the Corporation earned $.74 for the first half of 2004, up 5.7% over $.70 for the same period a year ago. The returns on average assets and average equity for the six months ended June 30, 2004 were 0.98% and 14.18%, respectively, compared to 1.04% and 14.06%, respectively, for the six months ended June 30, 2003.

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) for the second quarter of 2004 amounted to $13.1 million, up 6.6% from $12.3 million for the same quarter a year ago. The net interest margin for the second quarter of 2004 was 2.72%, down from 2.87% in the first quarter of 2004 and 2.96% in the second quarter of 2003. The decrease in the net interest margin from the first quarter of 2004 is largely attributable to lower marginal yields on new loans in comparison to overall portfolio yields and, to a lesser extent, to an increase in premium amortization on mortgage-backed securities earlier in the second quarter. For the six months ended June 30, 2004, net interest income amounted to $26.2 million, up 8.1% from the amount reported for the corresponding 2003 period. The net interest margin for the first half of 2004 amounted to 2.80%, down 17 basis points from the 2.97% reported for the same period a year ago, reflecting a decline in yields on loans and securities offset somewhat by lower funding costs of FHLB advances and interest-bearing deposits. (See additional discussion under the caption "Net Interest Income.")

The Corporation's provision for loan losses for the second quarters of 2004 and 2003 amounted to $120 thousand and $160 thousand, respectively. The 2004 year-to-date provision totaled $240 thousand, compared to last year's amount of $260 thousand. The allowance for loan losses is management's best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses increased from $15.9 million at December 31, 2003 to $16.2 million at June 30, 2004 due to the year to date 2004 provision and recoveries, net of charge-offs. The Corporation's ratio of the allowance for loan losses to total loans decreased from 1.66% at December 31, 2003 to 1.47% at June 30, 2004, primarily due to the growth in the loan portfolio as well as the continuation of favorable loss experience. Total loan charge-offs for the first six months of 2004 were $241 thousand, or .02%, of average loans outstanding. Total recoveries for the same period amounted to $295 thousand.

Other noninterest income (noninterest income excluding net realized gains and losses on securities) totaled $7.2 million for the second quarter of 2004, compared to $7.0 million for the same quarter a year ago. For the first half of 2004, noninterest income amounted to $13.1 million, up $346 thousand, or 2.7%, over the comparable 2003 amount.

Trust and investment management revenues increased $1.1 million, or 20.8%, in the first half of 2004 compared to the same period in 2003. Trust assets under administration amounted to $1.784 billion at June 30, 2004, compared to $1.742 billion at December 31, 2003 and $1.576 billion at June 30, 2003.

Net gains on loan sales for the six months ended June 30, 2004 amounted to $909 thousand, down from $2.7 million for the same period in 2003. Total second quarter 2004 net gains on loan sales were $560 thousand, down from $1.4 million for the same quarter a year ago. These decreases reflect a significant decline in fixed rate mortgage origination and sales activity. The Corporation has experienced a further decline in fixed rate mortgage origination activity beginning in the latter part of the second quarter. Meanwhile, the level of adjustable rate mortgages originated by Washington Trust has increased; these loans are retained in the Corporation's loan portfolio. Also included in loan sale gains are gains resulting from the sale of the guaranteed portion of SBA loans. Total such gains for the six months ended 2004 were $390 thousand, up from $181 thousand for the same period in 2003. Included in other noninterest income for the second quarter of 2004 was $280 thousand recovered as a result of a favorable litigation decision.

In the first six months of 2004, the Corporation recognized net realized losses on securities amounting to $240 thousand. For the six months ended June 30, 2003, net realized gains on securities totaled $630 thousand, including approximately $400 thousand in gains resulting from the Corporation's contribution of appreciated equity securities to the Corporation's charitable foundation. The cost of this 2003 contribution amounted to approximately $433 thousand and was included in other noninterest expense for the six months ended June 30, 2003. The Corporation expects to make an annual contribution to its charitable foundation in the third quarter of 2004.

Exclusive of the second quarter 2003 pre-tax debt prepayment penalty charge of $941 thousand, noninterest expenses for the second quarter of 2004 increased $638 thousand, or 5.4%, from the same period a year ago. Noninterest expenses amounted to $24.2 million for the first half of 2004, up 5.9% from the corresponding period in 2003 (exclusive of the debt prepayment penalty charge) with the largest increase in personnel related costs. Salaries and benefits, the largest component of total noninterest expense, amounted to $14.2 million for the six months ended June 30, 2004, compared to the $13.2 million reported for the first six months of 2003. In addition, included in noninterest expenses for the six months ended June 30, 2004 were costs associated with the conversion of certain technology systems amounting to $275 thousand, of which $140 thousand were included in the second quarter of 2004.

Income tax expense amounted to $4.6 million and $4.2 million for the six months ended June 30, 2004 and 2003, respectively. The Corporation's effective tax rate for the first six months of 2004 was 31.4%, compared to 31.0% for the corresponding 2003 period.

Net Interest Income
(The accompanying schedule entitled "Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis ("FTE") should be read in conjunction with this discussion.)

FTE net interest income for the six months ended June 30, 2004 amounted to $26.6 million, up 7.9% from the same period in 2003. This increase in net interest income was due to an increase in average interest-earning assets. For the six months ended June 30, 2004, average interest-earning assets amounted to $1.917 billion, up $237.6 million, or 14.2%, compared to the same period last year. The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the six months ended June 30, 2004 and 2003 were 2.80% and 2.97%, respectively. The decrease in the net interest margin reflects a decline in yields on loans and securities offset somewhat by lower funding costs of FHLB advances and interest-bearing deposits. The interest rate spread decreased 13 basis points from the six months ended June 30, 2003 and amounted to 2.54%. The yield on total interest-earnings assets declined 48 basis points to 4.80%, while the cost of interest-bearing liabilities decreased 35 basis points to 2.26%.

Average loans amounted to $1.016 billion for the six months ended June 30, 2004, up $193.0 million, or 23.5%, from the same period in 2003. The yield on average total loans amounted to 5.54% for the six months ended June 30, 2004, down 73 basis points from 6.27% for the comparable 2003 period. This decline is primarily due to lower marginal yields on loans and investments as compared to the prior year period and a decline in yields on new loan originations. Average residential real estate loans amounted to $410.7 million for the six months ended June 30, 2004, up $116.3 million, or 39.5%, from the same period a year ago. The yield on residential real estate loans decreased 80 basis points from the prior year period, amounting to 5.15% for the first half of 2004. Average commercial loans rose $30.7 million, or 7.8%, to $423.5 million for the six months ended June 30, 2004 while the yield on commercial loans declined 50 basis points to 6.46%. Average consumer loans rose $46.1 million, or 34.0%, over the same period a year ago and amounted to $181.6 million for the first half of 2004. The yield on consumer loans decreased 63 basis points from the prior year period to 4.32% for the six months ended June 30, 2004.

Total average securities amounted to $901.1 million for the six months ended June 30, 2004, an increase of $44.6 million, or 5.2%, over the comparable prior year period mainly due to purchases of taxable debt securities. The FTE rate of return on investments was 3.97% for the six months ended June 30, 2004, compared to 4.33% for the same 2003 period. The decrease in yields on investments reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on reinvestment of cash flows relative to the same period in the prior year.

Average interest-bearing liabilities for the six months ended June 30, 2004 increased $214.0 million, or 14.4%, to $1.704 billion. Due to lower rates paid on both borrowed funds and deposits, the Corporation's total cost of funds on interest-bearing liabilities amounted to 2.26% for the six months ended June 30, 2004, down from 2.61% for the comparable 2003 period.

Average savings deposits for the six months ended June 30, 2004 increased $54.3 million, or 11.7%, to $520.5 million from the comparable 2003 amount. The rate paid on savings deposits for the first six months of 2004 was 0.63%, compared to ..79% for the same 2003 period. Average time deposits increased $55.9 million to $536.4 million for the quarter ended June 30, 2004 with a decrease of 20 basis points in the rate paid to 3.05%. For the six months ended June 30, 2004, average demand deposits, an interest-free funding source, were $180.6 million up by $19.5 million, or 12.1%, from the same prior year period. Average FHLB advances for the six months ended June 30, 2004 amounted to $645.0 million, up $104.0 million from the comparable 2003 amount of $541.0 million. The average rate paid on FHLB advances for the six months ended June 30, 2004 was 2.91%, down 69 basis points from the prior year rate.

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

Six months ended June 30,                               2004                                  2003
------------------------------------------------------------------------------- -----------------------------------
                                          Average                     Yield/    Average                     Yield/
(Dollars in thousands)                    Balance      Interest        Rate     Balance      Interest        Rate
-------------------------------------------------------------------------------------------------------------------
Assets:
Residential real estate loans              $410,686     $10,511       5.15%      $294,391      $8,686        5.95%
Commercial and other loans                  423,467      13,595       6.46%       392,774      13,564        6.96%
Consumer loans                              181,559       3,898       4.32%       135,503       3,328        4.95%
-------------------------------------------------------------------------------------------------------------------
   Total loans                            1,015,712      28,004       5.54%       822,668      25,578        6.27%
Federal funds sold and other
   short-term investments                    11,114          40       0.72%        15,198          75        1.00%
Taxable debt securities                     819,405      16,048       3.94%       774,624      16,536        4.30%
Nontaxable debt securities                   15,177         483       6.41%        16,796         542        6.51%
Corporate stocks and FHLB stock              55,438       1,204       4.37%        49,920       1,235        4.99%
-------------------------------------------------------------------------------------------------------------------
   Total securities                         901,134      17,775       3.97%       856,538      18,388        4.33%
-------------------------------------------------------------------------------------------------------------------
   Total interest-earning assets          1,916,846      45,779       4.80%     1,679,206      43,966        5.28%
-------------------------------------------------------------------------------------------------------------------
Cash and due from banks                      36,254                                32,023
Allowance for loan losses                   (16,113)                              (15,554)
Premises and equipment, net                  24,975                                25,332
Other                                        78,080                                78,007
-------------------------------------------------------------------------------------------------------------------
   Total assets                          $2,040,042                            $1,799,014
-------------------------------------------------------------------------------------------------------------------
Liabilities and Shareholders' Equity:
Savings deposits                           $520,451      $1,623       0.63%      $466,102      $1,830         .79%
Time deposits                               536,398       8,148       3.05%       480,509       7,733        3.25%
FHLB advances                               644,999       9,334       2.91%       540,975       9,670        3.60%
Other                                         2,079          30       2.89%         2,336          37        3.25%
-------------------------------------------------------------------------------------------------------------------
   Total interest-bearing liabilities     1,703,927      19,135       2.26%     1,489,922      19,270        2.61%
Demand deposits                             180,598                               161,078
Other liabilities                            14,464                                15,342
-------------------------------------------------------------------------------------------------------------------
   Total liabilities                      1,898,989                             1,666,342
Total shareholders' equity                  141,053                               132,672
-------------------------------------------------------------------------------------------------------------------
   Total liabilities and
     shareholders' equity                $2,040,042                            $1,799,014
-------------------------------------------------------------------------------------------------------------------
   Net interest income                                  $26,644                               $24,696
-------------------------------------------------------------------------------------------------------------------
Net interest spread                                                   2.54%                                  2.67%
-------------------------------------------------------------------------------------------------------------------
Net interest margin                                                   2.80%                                  2.97%
-------------------------------------------------------------------------------------------------------------------

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,                                  2004             2003
--------------------------------------------------------------------------------
Commercial and other loans                                  $76              $79
Nontaxable debt securities                                  169              189
Corporate stocks                                            224              217

Financial Condition and Liquidity
Total assets amounted to $2.179 billion at June 30, 2004, up 10.4% from the balance reported at December 31, 2003. For the first six months of 2004, average assets totaled $2.040 billion, up 13.4% compared to the same period last year. (See additional discussion under the caption "Net Interest Income.")

Securities Available for Sale - The carrying value of securities available for sale at June 30, 2004 amounted to $769.3 million, an increase of $95.5 million, or 14.2%, from the December 31, 2003 balance of $673.8 million. This increase was mainly due to purchases of mortgage-backed securities and U.S. government agency securities. The net unrealized gains on securities available for sale amounted to $1.7 million at June 30, 2004, compared to $10.3 million at December 31, 2003. The decrease was primarily attributable to the expectation of rising interest rates in the second quarter of 2004, resulting in lower market values for the majority of debt security holdings.

Securities Held to Maturity - As a result of principal paydowns on mortgage-backed securities and a called FHLB security, the carrying value of securities held to maturity decreased $31.9 million from $165.6 million at December 31, 2003 to $133.7 million at June 30, 2004. As previously mentioned, the expectation of rising interest rates in the second quarter of 2004 resulted in lower market values for the majority of debt security holdings. As a result, the net unrealized gain on securities held to maturity amounted to $1.2 million at June 30, 2004, down from $3.8 million at December 31, 2003.

Loans - Total loans at June 30, 2004 were 14.6% higher than at December 31, 2003. Residential real estate loans amounted to $451.1 million at June 30, 2004, up $61.2 million, or 15.7%, in the first six months of 2004, including an increase of $30.6 million in residential mortgages purchased from other institutions. Commercial and commercial real estate loans increased $39.9 million, or 9.8%, from the December 31, 2003 balance due to new business and additional business with existing customers and amounted to $448.3 million at June 30, 2004. Growth in consumer loans has been very favorable with an increase of $39.0 million, or 24.0%, in the first six months of 2004 primarily due to growth in home equity lines and home equity loans.

Deposits - Total deposits amounted to $1.342 billion at June 30, 2004, up $135.8 million, or 11.3%, from the December 31, 2003 balance. Savings deposits were up $73.1 million, or 14.8%, in the first half of 2004, including $52.6 million in money market deposits. Time deposits increased $55.9 million, or 10.8%, from the December 31, 2004 balance, primarily due to increases of $35.1 million in brokered certificates of deposit and $18.1 million in consumer accounts. The Corporation utilizes brokered time deposits as a funding source, generally with maturities in the three to five year range. Demand deposits increased $6.8 million, or 3.5% from the balance at December 31, 2003.

Borrowings - The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. In the first six months of 2004, FHLB advances increased $69.2 million to $676.3 million at June 30, 2004. Included in the June 30,2004 balance are $65.5 million of callable advances with call dates ranging from August 2004 through November 2007. Other borrowings outstanding at June 30, 2004 amounted to $2.9 million, down $636 thousand from the December 31, 2003 balance.

For the six months ended June 30, 2004, net cash provided by operations amounted to $12.1 million, the majority of which was generated by net income. Proceeds from sales of loans in the first six months of 2004 amounted to $30.9 million, while loans originated for sale amounted to $27.9 million. Net cash used in investing activities amounted to $219.2 million and was primarily used to purchase securities. Net cash provided by financing activities was $201.5 million, due to growth in deposits and increases in FHLB advances. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

  (Dollars in thousands)                              June 30,      December 31,
                                                        2004            2003
--------------------------------------------------------------------------------
Nonaccrual loans 90 days or more past due              $1,469          $1,721
Nonaccrual loans less than 90 days past due             3,518           1,022
--------------------------------------------------------------------------------
Total nonaccrual loans                                  4,987           2,743
Other real estate owned, net                                8              11
--------------------------------------------------------------------------------
Total nonperforming assets                             $4,995          $2,754
--------------------------------------------------------------------------------
Nonaccrual loans as a percentage of total loans          .45%            .29%
Nonperforming assets as a percentage of total assets     .23%            .14%
Allowance for loan losses to nonaccrual loans         325.01%         580.17%
Allowance for loan losses to total loans                1.47%           1.66%

Nonperforming assets amounted to $5.0 million, or .23% of total assets, at June 30, 2004, up from $2.7 million, or .14%, at December 31, 2003. This increase was largely due to a single $2.1 million commercial lending relationship classified as nonaccrual during the second quarter of 2004, a significant portion of which is collateralized by real estate.

There were no accruing loans 90 days or more past due at June 30, 2004 or December 31, 2003.

Impaired loans consist of all nonaccrual commercial loans. At June 30, 2004, the recorded investment in impaired loans was $3.8 million, which had a related allowance amounting to $624 thousand. Also during the six month period ended June 30, 2004, interest income recognized on impaired loans amounted to approximately $208 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

  (Dollars in thousands)                               June 30,     December 31,
                                                         2004           2003
--------------------------------------------------------------------------------
Residential real estate                                  $927            $946
Commercial:
   Mortgages                                            2,701             342
   Other                                                1,123           1,236
Consumer                                                  236             219
--------------------------------------------------------------------------------
Total nonaccrual loans                                 $4,987          $2,743
--------------------------------------------------------------------------------

Capital Resources
Total equity capital increased $487 thousand during the six months ended June 30, 2004 and amounted to $138.5 million. The changes in shareholders' equity in the first half of 2004 included net income of $10.0 million offset by $5.8 million net unrealized losses on securities available for sale and $4.5 million in dividends to shareholders. In addition, stock option exercises increased shareholders' equity by $605 thousand in the first half of 2004. (See the Consolidated Statement of Changes in Shareholders' Equity for additional information.)

The ratio of total equity to total assets amounted to 6.36% at June 30, 2004, compared to 6.99% at December 31, 2003. Book value per share as of June 30, 2004 and December 31, 2003 amounted to $10.47 and $10.46, respectively.

At June 30, 2004, the Corporation's Tier 1 risk-based capital ratio was 9.41% and the total risk-adjusted capital ratio was 10.95%. The Corporation's Tier 1 leverage ratio amounted to 5.51% at June 30, 2004. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at June 30, 2004 amounted to $2.3 million, representing $.17 per share payable on July 15, 2004, consistent with the dividend declared in the first quarter of 2004. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the Bancorp is subject to regulatory review and restriction.

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

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income for future periods. The simulation results are reviewed to determine whether the exposure of net interest income to changes in interest rates remains within established tolerance levels and to develop appropriate strategies to manage this exposure. The Corporation's interest rate risk modeling incorporates a wide range of interest rate scenarios, including both parallel rate shifts and changes in the shape of the yield curve of varying magnitudes in addition to those presented here. The following table presents the Corporation's estimated net interest income exposure as a percentage of net interest income for the first 12-month period, the subsequent 12-month period thereafter (months 13 - 24), and months 1-60, as of June 30, 2004. Interest rates are assumed to shift upward by 200 basis points or downward by 50 basis points. This asymmetric rate shift reflects the fact that given the current level of interest rates, the likelihood of a decline in interest rates in excess of 50 basis points is considered unlikely.


                                    Months 1 - 12   Months 13-24   Months 1 - 60
  ------------------------------------------------------------------------------
  200 basis point increase in rates      +2.0%           -0.7%         -0.6%
  50 basis point decrease in rates       -1.2%           -1.8%         -2.0%

At June 30, 2004, income simulation results assume that changes in core deposit rates are linked to short-term market interest rates. The assumed relationship and correlation between short-term interest rate changes and core deposit rate changes used in income simulation may fluctuate over time based on the Corporation's assessment of market conditions.

Since this simulation assumes the Corporation's balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the Corporation has subsequently implemented or could implement in response to rate shifts, and should not be relied upon as an estimate of future net interest income.

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

The Corporation also monitors the potential change in market value of its available for sale debt securities using both rate shifts and "value at risk" analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation's capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation's capital position. As of June 30, 2004, an immediate 200 basis point rise in rates would result in a 5.5% decline in the value of the Corporation's available for sale debt securities. Conversely, a 100 basis point fall in rates would result in a 2.0% increase in the value of the Corporation's available for sale debt securities. "Value at risk" analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation's available for sale securities portfolio at June 30, 2004, including both debt and equity securities, was 6.7%, assuming a one-year time horizon and a 5% probability of occurrence for "value at risk" analysis.

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

ITEM 4.  CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act") the Corporation carried out an evaluation under the supervision and with the participation of the Corporation's management, including the Corporation's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures as of the end of the quarter ended June 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings

On June 22, 2004 a suit was filed by Galilee Hotel Associates, LLC ("plaintiff") in the United States Bankruptcy Court District of Rhode Island against Bank Rhode Island, The Washington Trust Company, Kahn, Litwin, Renza & Co. Ltd. and Thomas Furey. The suit alleges that the actions of the defendants contributed to and culminated in the bankruptcy filing of the plaintiff. The plaintiff had applied to The Washington Trust Company in 2003 for a commercial real estate loan in the amount of $3.5 million. No loan was made by Washington Trust in connection with that application. The most significant count against Washington Trust alleges breach of the covenant of good faith and fair dealing and seeks damages in the amount of at least $3.5 million. Other counts against Washington Trust are contained in the suit relating to allegations and claims that are not material. Washington Trust believes the claims against it have no merit and is vigorously opposing the suit. No loss provision for this lawsuit has been recorded.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities
The following table provides information as of and for the quarter ended June 30, 2004 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the Stock Repurchase Plan, and the Stock Incentive Plans.
                                                       Total number   Maximum
                                                        of shares    number of
                                    Total              purchased as  shares that
                                    number   Average     part of     may yet be
                                      of      price     publicly      purchased
                                    shares   paid per   announced      under
                                   purchased  share      plan(s)     the plan(s)
--------------------------------------------------------------------------------
Deferred Compensation Plan (A)
     Balance at beginning of period                                   14,820
     4/1/2004 to 4/30/2004            56     $25.44       56          14,764
     5/1/2004 to 5/31/2004           160      25.95      160          14,604
     6/1/2004 to 6/30/2004            40      25.58       40          14,564
--------------------------------------------------------------------------------
Total Deferred Compensation Plan     256     $25.78      256          14,564
--------------------------------------------------------------------------------

Stock Repurchase (B)
     Balance at beginning of period                                  162,000
     4/1/2004 to 4/30/2004             -          -        -         162,000
     5/1/2004 to 5/31/2004             -          -        -         162,000
     6/1/2004 to 6/30/2004             -          -        -         162,000
--------------------------------------------------------------------------------
Total Stock Repurchase Pla             -          -        -         162,000
--------------------------------------------------------------------------------

Other (C)
     Balance at beginning of period                                      N/A
     4/1/2004 to 4/30/2004         1,201     $27.07     1,201            N/A
     5/1/2004 to 5/31/2004             -          -         -            N/A
     6/1/2004 to 6/30/2004             -          -         -            N/A
--------------------------------------------------------------------------------
Total Other                        1,201     $27.07     1,201            N/A
--------------------------------------------------------------------------------
Total Purchases of Equity
    Securities                     1,457     $26.85     1,457        176,564
--------------------------------------------------------------------------------
(A) The Deferred Compensation Plan was established on January 1, 1999. A maximum of 25,000 shares were authorized under the plan. This plan allows directors and officers to defer a portion of their compensation. The deferred compensation is contributed to a rabbi trust that invests the assets of the trust into selected mutual funds as well as shares of the Bancorp's common stock pursuant to the direction of the plan participants. All shares are purchased in the open market.
(B) The Stock Repurchase Plan was established in September 2001. A maximum of 250,000 shares were authorized under the plan. The Bancorp plans to hold the repurchased shares as treasury stock for general corporate purposes.
(C) Pursuant to the Corporation's stock incentive plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options. While required to be reported in this table, such transactions are not reported as share repurchases in the Consolidated Statement of Changes in Shareholders' Equity.

Item 4. Submission of Matters to a Vote of Security Holders

    (a) The Annual Meeting of Shareholders was held on April 27, 2004.

    (b) The results of matters voted upon are presented below:

        i. Election of Directors to Serve Until 2007 Annual Meeting: Barry G. Hittner, Katherine W. Hoxsie, Edward M. Mazze, Ph. D., Kathleen McKeough, Joyce O. Resnikoff and John C. Warren were nominated and duly elected to hold office as Directors of Washington Trust Bancorp, Inc., each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person's name as follows:
                                                                     Abstentions
                                                Votes       Votes    and Broker
                                      Term     In Favor    Withheld  Non-votes
           ---------------------------------------------------------------------
           Barry G. Hittner          3 years   11,722,058   214,223      0
           Katherine W. Hoxsie       3 years   11,730,707   205,574      0
           Edward M. Mazze, Ph.D.    3 years   11,731,645   204,636      0
           Kathleen McKeough         3 years   11,773,946   162,335      0
           Joyce O. Resnikoff        3 years   11,723,329   212,952      0
           John C. Warren            3 years   11,721,354   214,927      0

           The  following   additional   persons   continued  as   Directors  of
           Washington  Trust Bancorp, Inc. following the Annual Meeting:

           Gary P. Bennett
           Steven J. Crandall
           Larry J. Hirsch, Esq.
           Mary E. Kennard, Esq.
           Victor J. Orsinger, II
           H. Douglas Randall, III
           Patrick J. Shanahan, Jr.
           James P. Sullivan, CPA
           Neil H. Thorp
           John F. Treanor

       ii. A proposal for the ratification of KPMG LLP to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 2004 was passed by a vote of 11,655,267 shares in favor, 246,940 shares against, with 34,074 abstentions and broker non-votes.

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

         ** These certifications are not "filed" for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act of the Exchange Act.

    (b) On April 15, 2004, a Form 8-K, which reported the Corporation's earnings for the quarter ended March 31, 2004, was furnished to the Securities and Exchange Commission.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                           WASHINGTON TRUST BANCORP, INC.
                                    (Registrant)



August 6, 2004             By:  John C. Warren
                           -----------------------------------------------------
                           John C. Warren
                           Chairman and Chief Executive Officer
                           (principal executive officer)




August 6, 2004             By:  David V. Devault
                           -----------------------------------------------------
                           David V. Devault
                           Executive Vice President, Treasurer
                           and Chief Financial Officer
                           (principal financial and accounting officer)