Form 10-Q
period 2004-09-30
WASHINGTON TRUST BANCORP INC
filed 2004-11-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2004 or

☐Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number: 000-13091

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

(401) 348-1200
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒    No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes ☒    No ☐

The number of shares of common stock of the registrant outstanding as of October 31, 2004 was 13,265,480.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC AND SUBSIDIARY
For the Quarter Ended September 30, 2004

Page
Number
PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2004 and December 31, 2003	3

Consolidated Statements of Income
Three Months and Nine Months Ended September 30, 2004 and 2003	4

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2004 and 2003	5

Condensed Notes to Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	19

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	32

PART II. Other Information

Item 1. Legal Proceedings	32

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	33

Item 6. Exhibits	34

Signatures	35

This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation’s (as hereinafter defined) actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2004	2003

Assets:

Cash and due from banks	$45,316	$40,710
Federal funds sold and other short-term investments	11,560	20,400
Mortgage loans held for sale	11,702	2,486
Securities:
Available for sale, at fair value; amortized cost $739,516 in 2004
and $663,529 in 2003	751,240	673,845
Held to maturity, at cost; fair value $150,918 in 2004 and $169,401 in 2003	148,438	165,576

Total securities	899,678	839,421

Federal Home Loan Bank stock, at cost	34,373	31,464

Loans	1,197,472	960,981
Less allowance for loan losses	16,627	15,914

Net loans	1,180,845	945,067

Premises and equipment, net	24,620	24,941
Accrued interest receivable	9,206	7,911
Goodwill	22,591	22,591
Identifiable intangible assets	1,470	1,953
Other assets	38,754	36,863

Total assets	$2,280,115	$1,973,807

Liabilities:

Deposits:
Demand	$215,685	$194,144
Savings	640,277	493,878
Time	613,036	518,119

Total deposits	1,468,998	1,206,141

Dividends payable	2,254	2,113
Federal Home Loan Bank advances	639,835	607,104
Other borrowings	2,637	2,311
Accrued expenses and other liabilities	17,989	18,083

Total liabilities	2,131,713	1,835,752

Shareholders’ Equity:

Common stock of $.0625 par value; authorized 30 million shares;
issued 13,256,668 shares in 2004 and 13,204,024 in 2003	828	825
Paid-in capital	31,363	29,868
Retained earnings	110,073	101,492
Unearned stock-based compensation	(811)	(22)
Accumulated other comprehensive income	7,150	6,101
Treasury stock, at cost; 8,993 shares in 2004 and 9,463 in 2003	(201)	(209)

Total shareholders’ equity	148,402	138,055

Total liabilities and shareholders’ equity	$2,280,115	$1,973,807

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF INCOME

	(Unaudited)
	Three Months		Nine Months
Periods ended September 30,	2004	2003	2004	2003
Interest income:
Interest and fees on loans	$15,762	$12,568	$43,690	$38,067
Interest on securities	8,742	7,592	25,104	24,480
Dividends on corporate stock and Federal Home Loan Bank stock	562	528	1,542	1,546
Interest on federal funds sold and other short-term investments	47	35	87	111

Total interest income	25,113	20,723	70,423	64,204

Interest expense:
Savings deposits	1,180	724	2,803	2,554
Time deposits	4,756	3,740	12,904	11,473
Federal Home Loan Bank advances	5,281	4,514	14,615	14,184
Other	14	18	44	55

Total interest expense	11,231	8,996	30,366	28,266

Net interest income	13,882	11,727	40,057	35,938
Provision for loan losses	120	100	360	360

Net interest income after provision for loan losses	13,762	11,627	39,697	35,578

Noninterest income:
Trust and investment management	3,218	2,692	9,593	7,969
Service charges on deposit accounts	1,066	1,242	3,428	3,690
Merchant processing fees	1,643	1,412	3,335	2,731
Net gains on loan sales	348	1,383	1,257	4,062
Income from bank-owned life insurance	293	298	887	845
Net realized gains (losses) on securities	101	-	(139)	630
Other income	398	420	1,570	908

Total noninterest income	7,067	7,447	19,931	20,835

Noninterest expense:
Salaries and employee benefits	7,439	6,974	21,634	20,127
Net occupancy	770	671	2,382	2,169
Equipment	837	830	2,395	2,504
Merchant processing costs	1,398	1,139	2,746	2,184
Advertising and promotion	429	261	1,433	1,073
Outsourced services	357	328	1,200	1,024
Legal, audit and professional fees	379	394	882	990
Amortization of intangibles	161	180	483	539
Debt prepayment penalties	-	-	-	941
Other	1,284	1,413	4,124	4,465

Total noninterest expense	13,054	12,190	37,279	36,016

Income before income taxes	7,775	6,884	22,349	20,397
Income tax expense	2,442	2,144	7,018	6,333

Net income	$5,333	$4,740	$15,331	$14,064

Per share information:
Basic earnings per share	$.40	$.36	$1.16	$1.07
Diluted earnings per share	$.39	$.35	$1.13	$1.05
Cash dividends declared per share	$.17	$.16	$.51	$.46

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
Nine months ended September 30,	2004	2003

Cash flows from operating activities:
Net income	$15,331	$14,064
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	360	360
Depreciation of premises and equipment	2,172	2,333
Amortization of premium in excess of accretion of discount on debt securities	1,845	3,675
Net amortization of intangibles	483	539
Amortization of restricted stock	61	(4)
Net realized losses (gains) on securities	139	(630)
Net gains on loan sales	(1,257)	(4,062)
Earnings from bank-owned life insurance	(887)	(845)
Proceeds from sales of loans	41,717	166,392
Loans originated for sale	(48,647)	(163,883)
Increase in accrued interest receivable, excluding purchased interest	(983)	(196)
(Increase) decrease in other assets	(1,675)	1,729
Increase in accrued expenses and other liabilities	145	318
Other, net	761	276
Net cash provided by operating activities	9,565	20,066

Cash flows from investing activities:
Securities available for sale: Purchases	(272,780)	(395,953)
Proceeds from sales	4,149	42,858
Maturities and principal repayments	191,095	245,641
Securities held to maturity: Purchases	(29,323)	(62,347)
Maturities and principal repayments	46,026	117,474
Purchase of Federal Home Loan Bank stock	(2,909)	(5,046)
Principal collected on loans under loan originations	(136,573)	(19,223)
Purchases of loans, including purchased interest	(101,265)	(104,465)
Proceeds from sales of other real estate owned	-	136
Purchases of premises and equipment	(1,851)	(3,063)
Purchases of bank owned life insurance	-	(4,900)
Net cash used in investing activities	(303,431)	(188,888)

Cash flows from financing activities:
Net increase in deposits	262,877	74,566
Net increase (decrease) in other borrowings	326	(7,324)
Proceeds from Federal Home Loan Bank advances	838,350	1,035,241
Repayment of Federal Home Loan Bank advances	(805,519)	(924,503)
Purchase of treasury stock	(146)	(123)
Proceeds from issuance of common stock	353	1,131
Cash dividends paid	(6,609)	(5,756)
Net cash provided by financing activities	289,632	173,232
Net (decrease) increase in cash and cash equivalents	(4,234)	4,410
Cash and cash equivalents at beginning of year	61,110	51,048
Cash and cash equivalents at end of period	$56,876	$55,458

Noncash Investing and Financing Activities:
Net transfers from loans to other real estate owned (OREO)	$-	$266
Loans charged off	275	212
Loans made to facilitate the sale of other real estate owned	-	322
Supplemental Disclosures: Interest payments	29,724	28,380
Income tax payments	7,254	5,584

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (“the “Bancorp”) and its wholly owned subsidiary, The Washington Trust Company (the “Bank” or “Subsidiary”) (together, the “Corporation”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses, the review of goodwill and other intangible assets for impairment, other-than-temporary impairment, interest income recognition and tax estimates. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of September 30, 2004 and December 31, 2003, and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Bancorp and the Bank. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The Corporation has not changed its accounting and reporting policies from those disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior period amounts have been reclassified to conform to the current year classification. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

(2) New Accounting Pronouncements
On March 31, 2004, the FASB issued Exposure Draft “Share-Based Payment, an amendment to FASB Statement No. 123 and 95.” The draft of the proposed statement concluded that all companies should expense the fair value of employee stock options using the modified prospective grant-date measurement approach as defined in Statement of Financial Accounting Standard (“SFAS”) 123 “Accounting for Stock-Based Compensation.” Compensation cost would be recognized in the financial statement over the requisite service period. A final Statement is expected to be issued in the fourth quarter of 2004. On October 13, 2004, the FASB decided that the final Statement would be effective for any interim or annual period beginning after June 15, 2005. Until a new Statement is issued, the provisions of SFAS No. 123 and SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment to FASB Statement 123” remain in effect.

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, this Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of estimated future benefit payments required by this Statement is effective for fiscal years ending after June 15, 2004. The Corporation has provided the disclosure required under SFAS No. 132 in Note 10 to the Consolidated Financial Statements.

In December 2003, the FASB issued a revised Interpretation No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin (“ARB”) No. 51.” This Interpretation addresses consolidation by business enterprises of variable interest entities having certain characteristics as detailed in the Interpretation. ARB No. 51 requires that an enterprise’s consolidated financial statements include subsidiaries in which the enterprise has a controlling financial interest. The voting interest approach is not effective in identifying controlling financial interests in entities that are not controllable through voting interests or in which the equity investors do not bear the residual economic risks. The objective of this Interpretation is not to restrict the use of variable interest entities but to improve financial reporting by enterprises involved with variable interest entities. The application of this Interpretation is required in financial statements of public entities that have interests in variable interest entities or potential variable interest entities commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of this Interpretation did not have any impact on the Corporation’s financial statements. In March 2004, the SEC issued SEC Staff Accounting Bulletin (“SAB”) No. 105 - “Application of Accounting Principles to Loan Commitments” which summarizes the views of the SEC regarding the application of GAAP to loan commitments accounted for as derivatives. The guidance requires the measurement of the fair value of the loan commitment to include only the differences between the guaranteed interest rate and the market interest rate. SAB No. 105 prohibits recognizing expected future cash flows related to the servicing of a loan. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB No. 105 was effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The adoption of this SAB did not have a material impact on the Corporation’s financial statements.

(3) Stock Based Compensation
In August 2004, restricted stock units totaling 36,000 were awarded under the Bancorp’s 1997 Equity Incentive Plan. The units will vest on the third anniversary date of the award at which time, a share of common stock will be issued for each unit. If recipients of the units are not employees at the vesting date, unvested units will be forfeited. The total unearned stock-based compensation for this award amounted to $850 thousand at the award date and was based on the fair value of the Bancorp’s common stock on that date. The expense associated with this award will be recognized with corresponding additions to Paid-In-Capital over the vesting period. The expense recognized in the third quarter was $47 thousand and is included in Salaries and Employee Benefits.

The Corporation measures compensation cost for option awards under stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. In addition, the Corporation discloses pro forma net income and earnings per share computed using the fair value based method of accounting for these plans as required by SFAS No. 123 and SFAS No. 148.

In determining the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming options granted were accounted for using the fair value method prescribed by SFAS No. 123 and SFAS No. 148.

(Dollars in thousands, except per share amounts)		Three Months		Nine Months
Periods ended September 30,		2004	2003	2004	2003
Net income	As reported	$5,333	$4,740	$15,331	$14,064
Less:
Total stock-based compensation
determined under fair value
method for all awards, net of tax		$(148)	$(285)	(633)	(747)
	Pro froma	$5,185	$4,455	$14,698	$13,317
Basic earnings per share	As reported	$.40	$.36	$1.16	$1.07
	Pro forma	$.39	$.34	$1.11	$1.02

Diluted earnings per share	As reported	$.39	$.35	$1.13	$1.05
	Pro forma	$.38	$.33	$1.09	$1.00

There were 32,050 and 235,755 options granted during the nine-month periods ended September 30, 2004 and 2003, respectively.

(4) Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted average common shares outstanding, excluding options and other equity instruments. The dilutive effect of options, restricted stock units and other items is calculated using the treasury stock method for purposes of weighted average dilutive shares. Diluted EPS is computed by dividing net income by the average number of common shares and common stock equivalents outstanding.

(In thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2004	2003	2004	2003

Net income	$5,333	$4,740	$15,331	$14,064

Weighted average basic shares	13,235.7	13,133.8	13,217.1	13,094.5
Dilutive effect of:
Options	266.8	353.0	292.8	247.3
Other	11.5	-	10.2	-
Weighted average diluted shares	13,514.0	13,486.8	13,520.1	13,341.8
Earnings per share
Basic	$.40	$.36	$1.16	$1.07
Diluted	$.39	$.35	$1.13	$1.05
(5) SecuritiesSecurities available for sale are summarized as follows:
(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2004
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$138,472	$2,897	$(590)	$140,779
Mortgage-backed securities	502,100	3,287	(3,000)	502,387
Corporate bonds	80,906	1,219	(313)	81,812
Corporate stocks	18,038	8,295	(71)	26,262
Total	739,516	15,698	(3,974)	751,240
December 31, 2003
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	97,876	1,480	(262)	99,094
Mortgage-backed securities	464,138	3,964	(3,277)	464,825
Corporate bonds	79,175	1,487	(724)	79,938
Corporate stocks	22,340	8,262	(614)	29,988
Total	$663,529	$15,193	$(4,877)	$673,845

For the nine months ended September 30, 2004, proceeds from sales of securities available for sale amounted to $4.1 million while net realized losses on these sales amounted to $139 thousand.

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2004
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$25,000	$19	$(15)	$25,004
Mortgage-backed securities	107,461	2,217	(174)	109,504
States and political subdivisions	15,977	473	(40)	16,410
Total	148,438	2,709	(229)	150,918
December 31, 2003
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	8,000	13	-	8,013
Mortgage-backed securities	143,162	3,256	(118)	146,300
States and political subdivisions	14,414	674	-	15,088
Total	$165,576	$3,943	$(118)	$169,401

There were no sales of securities held to maturity during the nine months ended September 30, 2004.

Securities available for sale and held to maturity with a fair value of $590.8 million and $548.4 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain public deposits at September 30, 2004 and December 31, 2003, respectively. In addition, securities available for sale and held to maturity with a fair value of $22.5 million and $23.0 million were collateralized for the discount window at the Federal Reserve Bank at September 30, 2004 and December 31, 2003, respectively. There were no borrowings with the Federal Reserve Bank at either date.

At September 30, 2004 and December 31, 2003, certain securities available for sale with a fair value of $2.5 million and $2.8 million, respectively, represented amounts held in rabbi trusts for nonqualified retirement plans.

The following table summarizes, for all securities in an unrealized loss position at September 30, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At September 30, 2004	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury obligations
and obligations of U.S.
government-sponsored agencies	$56,517	$402	$11,798	$203	$68,315	$605
Mortgage-backed securities	258,961	1,916	81,899	1,258	340,860	3,174
States and political subdivisions	1,355	40	-	-	1,355	40
Corporate bonds	10,842	36	11,759	277	22,601	313
Subtotal, debt securities	327,675	2,394	105,456	1,738	433,131	4,132
Corporate stocks	3,011	43	471	28	3,482	71

Total temporarily impaired securities	$330,686	$2,437	$105,927	$1,766	$436,613	$4,203

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to interest rates. The majority of debt securities reported in an unrealized loss position at September 30, 2004 were purchased during 2003 and early 2004, during which interest rates were at or near historical lows. The relative increase in interest rates since the time of purchase has resulted in a decline in market value for these debt securities. Other contributing factors for debt securities reported in an unrealized loss position at September 30, 2004 include widening of investment spreads on certain variable rate asset classes, which have resulted in relative declines in market value compared to amortized cost. Management believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at September 30, 2004 consisted of seventy-nine debt security holdings. The largest loss percentage of any single holding was 3.99% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include both the general decline in equity markets over the past several years, timing of purchases, and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The nature and duration of impairment on the equity securities holdings are considered to be a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at September 30, 2004 consisted of seven holdings of financial and commercial entities. The largest loss percentage position of any single holding was 5.75% of its cost.

(6) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	September 30,	December 31,
	2004	2003

Commercial:
Mortgages (A)	$253,327	$227,334
Construction and development (B)	22,504	12,486
Other (C)	206,559	168,657

Total commercial	482,390	408,477

Residential real estate:
Mortgages (D)	476,705	375,706
Homeowner construction	21,154	14,149

Total residential real estate	497,859	389,855

Consumer
Home equity lines	146,291	116,458
Other (E)	70,932	46,191

Total consumer	217,223	162,649

Total loans (F)	$1,197,472	$960,981

(A) Amortizing mortgages, primarily secured by income producing property.
(B) Loans for construction of residential and commercial properties and for land development.
(C) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(D) A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 9 for additional discussion of FHLB borrowings).
(E) Fixed rate home equity loans and other consumer installment loans.
(F) Net of unamortized loan origination fees, net of costs, totaling $532 thousand and $687 thousand at September 30, 2004 and December 31, 2003, respectively. Also includes $690 thousand and $685 thousand of premium, net of discount, on purchased loans at September 30, 2004 and December 31, 2003, respectively.

(7) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2004	2003	2004	2003

Balance at beginning of period	$16,208	$15,742	$15,914	$15,487
Provision charged to expense	120	100	360	360
Recoveries of loans previously charged off	334	61	628	178
Loans charged off	(35)	(90)	(275)	(212)

Balance at end of period	$16,627	$15,813	$16,627	$15,813

(8) Goodwill and Other Intangibles
The 2002 acquisition of First Financial Corp. resulted in the recording of goodwill of $22.6 million. Goodwill and intangible assets are reviewed for impairment, based on their fair values, at least annually.

At September 30, 2004 and December 31, 2003, the carrying value of other intangible assets amounted to $1.5 million and $2.0 million, respectively. In conjunction with the First Financial Corp. acquisition, the Corporation recorded core deposit intangibles of $1.8 million with an average useful life of ten years, and other intangibles of $852 thousand with an average life of three years. Amortization expense associated with these other intangible assets amounted to $161 thousand and $180 thousand for the third quarter of 2004 and 2003, respectively. Comparable amounts for the nine months ended September 30, 2004 and 2003 were $483 thousand and $539 thousand, respectively.

The changes in the carrying value of goodwill and other intangible assets for the nine months ended September 30, 2004 are as follows:

(Dollars in thousands)		Core Deposit	Other	Total
	Goodwill	Intangibles	Intangibles	Intangibles

Balance at December 31, 2003	$22,591	$1,574	$379	$24,544
Amortization expense	-	(270)	(213)	(483)
Impairment recognized	-	-	-	-
Balance at September 30, 2004	$22,591	$1,304	$166	$24,061

Estimated annual amortization expense is as follows:

(Dollars in thousands)
	Core Deposit	Other	Total
Estimated amortization expense	Intangibles	Intangibles	Intangibles

October 1 through December 31, 2004	$90	$71	$161
2005	303	95	398
2006	261	-	261
2007	140	-	140
2008	120	-	120

The components of intangible assets as of September 30, 2004 are as follows:

(Dollars in thousands)	Gross		Net
	Carrying	Accumulated	Carrying
Intangible assets	Amount	Amortization	Amount

Core deposit intangibles	$2,997	$(1,693)	$1,304
Other intangibles	852	(686)	166
Total	$3,849	$(2,379)	$1,470

(9) Borrowings
Federal Home Loan Bank (“FHLB”) advances outstanding are summarized below:

(Dollars in thousands)	September 30,	December 31,
	2004	2003
FHLB advances	$639,835	$607,104

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at September 30, 2004 and December 31, 2003. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at September 30, 2004 and December 31, 2003. Included in the collateral were securities available for sale and held to maturity with a fair value of $516.3 million and $526.0 million that were specifically pledged to secure FHLB borrowings at September 30, 2004 and December 31, 2003, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

The following is a summary of other borrowings:

(Dollars in thousands)	September 30,	December 31,
	2004	2003

Treasury, Tax and Loan demand note balance	$2,026	$1,567
Other	611	744

Other borrowings	$2,637	$2,311

(10) Defined Benefit Pension Plans
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

The actuarial assumptions used for the non-qualified retirement plans are the same as those used for the Corporation’s tax-qualified pension plan. The non-qualified retirement plans provide for the designation of assets in rabbi trusts. At September 30, 2004 and December 31, 2003, securities available for sale and other assets designated for this purpose with a carrying value of $3.1 million and $3.2 million, respectively, are included in the Corporation’s Consolidated Balance Sheet.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Nine months ended September 30,	2004	2003	2004	2003

Service cost	$1,194	$955	$219	$138
Interest cost	1,025	919	291	277
Expected return on plan assets	(1,173)	(1,062)	-	-
Amortization of transition asset	(4)	(4)	-	-
Amortization of prior service cost	23	24	58	83
Recognized net actuarial loss	27	-	47	21

Net periodic benefit cost	$1,092	$832	$615	$519

Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the nine months ended September 30, 2004 and 2003 were as follows:

	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
	2004	2003	2004	2003

Measurement date	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Discount rate	6.10%	6.75%	6.10%	6.75%
Expected long-term return on plan assets	8.25%	8.00%	-	-
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2003 that it expected to contribute $1.5 million to its qualified pension plan and $314 thousand in benefit payments to its non-qualified retirement plans in 2004. As of September 30, 2004, $1.5 million of contributions have been made to the qualified pension plan and $240 thousand in benefit payments have been made to the non-qualified retirement plans. The Corporation presently anticipates contributing an additional $81 thousand in benefit payments to the non-qualified retirement plans in 2004 for a total of $321 thousand.

(11) Financial Instruments With Off-Balance Sheet Risk and Derivative Financial Instruments
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

(Dollars in thousands)	September 30, 2004	December 31, 2003

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$90,698	$78,555
Home equity lines	141,755	109,182
Other loans	33,852	14,965
Standby letters of credit	9,687	9,448
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	5,652	1,328
Commitments to sell fixed rate mortgage loans	4,579	3,340

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At September 30, 2004 and December 31, 2003, there was no liability to beneficiaries resulting from standby letters of credit.

At September 30, 2004, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At September 30, 2004 and December 31, 2003, the carrying value of these commitments amounted to $(4) thousand and $(15) thousand, respectively, and was reported in other assets. Changes in the fair value were recorded in current earnings and amounted to income of $12 thousand and $2 thousand for the nine months ended September 30, 2004 and 2003, respectively.

(12) Litigation
On June 22, 2004 a suit was filed by Galilee Hotel Associates, LLC (“plaintiff”) in the United States Bankruptcy Court District of Rhode Island against Bank Rhode Island, The Washington Trust Company, Kahn, Litwin, Renza & Co. Ltd. and Thomas Furey. The suit alleges that the actions of the defendants contributed to and culminated in the bankruptcy filing of the plaintiff. The plaintiff had applied to The Washington Trust Company in 2003 for a commercial real estate loan in the amount of $3.5 million. No loan was made by Washington Trust in connection with that application. The most significant count against Washington Trust alleged breach of the covenant of good faith and fair dealing and seeks damages in the amount of at least $3.5 million. Other counts against Washington Trust are contained in the suit relating to allegations and claims that are not material.

On September 2, 2004 the Court dismissed the count relating to the $3.5 million claim without prejudice, indicating that the plaintiff failed to state a claim upon which relief could be granted under the count. However, the plaintiff was permitted additional time to restate its claim. On October 20, 2004 the plaintiff was converted to Chapter 7 status under federal bankruptcy law. The Chapter 7 Trustee was granted sixty days to examine all pending adversary proceedings including the suit against Washington Trust, and all deadlines existing with respect to such adversary proceedings were stayed by the Court until the end of the sixty day period on December 19, 2004. The Trustee has not taken any action with respect to the suit.  Washington Trust believes the claims against it have no merit and will continue to vigorously oppose the suit. No loss provision for this lawsuit has been recorded.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at September 30, 2004 and for the nine months ended September 30, 2004 and 2003, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board) and not an audit, set forth in their separate report dated November 8, 2004 appearing below. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiary (the “Corporation”) as of September 30, 2004, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 2004 and 2003, and the related consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003. These consolidated financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiary as of December 31, 2003, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 27, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2003, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Providence, Rhode Island
November 8, 2004

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan defaults and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1 of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2003 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Results of Operations
The Corporation reported quarterly net income of $5.3 million for the third quarter ended September 30, 2004, an increase of 12.5% over net income of $4.7 million for the third quarter of 2003. On a diluted earnings per share basis, the Corporation earned $.39 for the third quarter of 2004, up from $.35 for the same quarter last year. The returns on average assets and average equity for the three months ended September 30, 2004 were 0.96% and 14.70%, respectively, compared to 1.02% and 14.30%, respectively, for the three months ended September 30, 2003.

Net income for the nine months ended September 30, 2004 amounted to $15.3 million, up 9.0% over $14.1 million reported for the same period a year ago. On a diluted earnings per share basis, the Corporation earned $1.13 for the nine months ended September 30, 2004, up 7.6% over $1.05 earned for the same period a year ago. The returns on average assets and average equity for the nine months ended September 30, 2004 were 0.97% and 14.35%, respectively, compared to 1.03% and 14.14%, respectively, for the nine months ended September 30, 2003.

Net interest income (the difference between interest earned on loans and investments and interest paid on deposits and other borrowings) for the third quarter of 2004 amounted to $13.9 million, up 18.4% from $11.7 million amount reported for the same quarter a year ago. The net interest margin for the third quarter of 2004 was 2.69%, down 3 basis points from 2.72% reported in the second quarter and down 6 basis points from 2.75% in the third quarter of 2003. The decrease in the net interest margin from the second quarter of 2004 is largely attributable to increased funding costs for deposits and borrowed funds, partially offset by higher yields on investment securities and loans. For the nine months ended September 30, 2004, net interest income amounted to $40.1 million, up 11.5% from the amount reported for the corresponding 2003 period. The net interest margin for the nine months ended September 30, 2004 amounted to 2.76%, down 13 basis points from the 2.89% reported for the same period a year ago, reflecting a decline in yields on loans and securities offset somewhat by lower funding costs on FHLB advances and interest-bearing deposits. (See additional discussion under the caption “Net Interest Income.”)

The Corporation’s provision for loan losses for the third quarters of 2004 and 2003 amounted to $120 thousand and $100 thousand, respectively. The year-to-date provision for loan losses totaled $360 thousand for the nine months ended September 30, 2004 and 2003. The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses increased from $15.9 million at December 31, 2003 to $16.6 million at September 30, 2004 due to the year to date 2004 provision and recoveries, net of charge-offs. The Corporation’s ratio of the allowance for loan losses to total loans decreased from 1.66% at December 31, 2003 to 1.39% at September 30, 2004, primarily due to the growth in the loan portfolio as well as the continuation of favorable loss experience. Total loan charge-offs for the nine months ended September 30, 2004 were $275 thousand, or 0.03%, of average loans outstanding. Total recoveries for the same period amounted to $628 thousand.

Other noninterest income (noninterest income excluding net realized gains and losses on securities) totaled $7.0 million for the third quarter of 2004, compared to $7.4 million for the same quarter a year ago. For the nine months ended September 30, 2004, noninterest income amounted to $20.1 million, down $135 thousand, or 0.67%, over the comparable 2003 amount. The primary reason for the decline in non-interest income is a drop-off in net gains on loan sales, more fully described below.

For the three month ended September 30, 2004, trust and investment management revenues totaled $3.2 million, up $526 thousand or 20% from corresponding period in 2003. Trust and investment management revenues increased $1.6 million, or 20.4%, in the nine months ended September 30, 2004 compared to the same period in 2003. Trust assets under administration amounted to $1.837 billion at September 30, 2004, compared to $1.742 billion at December 31, 2003 and $1.618 billion at September 30, 2003.

Net gains on loan sales for the nine months ended September 30, 2004 amounted to $1.3 million, down from $4.1 million for the same period in 2003. Total third quarter 2004 net gains on loan sales were $348 thousand, down from $1.4 million for the same quarter a year ago. These decreases reflect a significant decline in fixed rate mortgage origination and sales activity due to the relative increase in interest rates since 2003. Meanwhile, the volume of adjustable rate mortgages originated has increased; these loans are generally retained in the Corporation’s loan portfolio. Also included in loan sale gains are gains resulting from the sale of the guaranteed portion of SBA loans. Total such gains for the nine months ended September 30, 2004 were $575 thousand, up from $260 thousand for the same period in 2003. Also, included in other noninterest income for the nine months ended September 30, 2004 was $280 thousand recovered as a result of a favorable litigation decision.

During the quarter ended September 30, 2004 the Corporation recognized net realized gains on securities of $101 thousand, which represents the disposal of certain equity securities for portfolio restructuring purposes. For the nine months ended September 30, 2004, the Corporation recognized net realized losses on securities amounting to $139 thousand. For the nine months ended September 30, 2003, net realized gains on securities totaled $630 thousand, including approximately $400 thousand in gains resulting from the Corporation’s contribution of appreciated equity securities to the Corporation’s charitable foundation. The cost of this 2003 contribution amounted to approximately $433 thousand and was included in other noninterest expense for the nine months ended September 30, 2003. The Corporation expects to make an annual contribution to its charitable foundation in the fourth quarter of 2004.

Noninterest expenses totaled $13.1 million for the third quarter of 2004, an increase of $864 thousand, or 7.1%, from the same quarter a year ago. In the second quarter of 2003, a debt prepayment penalty of $941 thousand was incurred from the early payoff of certain FHLB borrowings totaling $23 million resulting in interest expense savings of approximately $510 thousand on an annualized basis over the remaining term of the prepaid debt. Total noninterest expenses amounted to $37.3 million for the nine months ended September 30, 2004, an increase of $2.2 million, or 6.3%, from the corresponding period in 2003, excluding the debt prepayment penalty. The increase in noninterest expenses is related to personnel related costs, the largest component of total noninterest expense, which amounted to $21.6 million for the nine months ended September 30, 2004, compared to the $20.1 million reported for the corresponding period 2003. In addition, included in noninterest expenses for the nine months ended September 30, 2004 were costs associated with the conversion of certain technology systems amounting to $318 thousand which are included in other expenses.

Income tax expense amounted to $7.0 million and $6.3 million for the nine months ended September 30, 2004 and 2003, respectively. The Corporation’s effective tax rate for the nine months ended September 30, 2004 was 31.4%, compared to 31.0% for the corresponding 2003 period.

Net Interest Income
(The accompanying schedules entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (“FTE”) for three and nine month periods ended September 30, 2004 should be read in conjunction with this discussion.)

FTE net interest income for the three and nine month periods ended September 30, 2004 amounted to $14.1 million and $40.8 million, up $2.2 million and $4.1 million, from $12.0 million and $36.7 million for the same periods a year ago. These increases in net interest income are primarily due to an increase in average interest-earning assets. Average interest-earning assets amounted to $2.093 billion and $1.976 billion for the three and nine month periods ended September 30, 2004 representing, increases of $364.5 million and $280.2 million compared to the same periods last year. The yield on total interest-earnings assets remained consistent at 4.82% for the three month period ended September 30, 2004 as compared to the same 2003 period, while the cost of interest-bearing liabilities increased 6 basis points to 2.42%. For the nine month period ended September 30, 2004 the yield on interest-bearing assets declined 31 basis points to 4.81% as compared to the corresponding 2003 period, while the cost of interest-bearing liabilities decreased 22 basis points to 2.31%.

The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the three and nine month periods ended September 30, 2004 were 2.69% and 2.76% representing decreases of 6 and 13 basis points from the comparable periods in 2003. The decrease in the net interest margin reflects a decline in yields on loans and securities, which is offset somewhat by lower funding costs of FHLB advances and interest-bearing deposits. The interest rate spread decreased 5 and 9 basis points in the three and nine month periods ended September 30, 2004 compared to the same 2003 periods amounting to 2.40% and 2.50%.

Average loans amounted to $1.149 billion and $1.060 billion for the three and nine month periods ended September 30, 2004, up $293.7 million and $226.8 million from the same periods in 2003. The yield on average total loans amounted to 5.47% and 5.52% for the three and nine month periods ended September 30, 2004, down 38 and 60 basis points from 5.85% and 6.12% for the comparable 2003 periods. These declines are primarily due to lower marginal yields on loans and investments as compared to the prior year period and a decline in yields on new loan originations. Average residential real estate loans amounted to $468.2 million and $430.0 million for the three and nine month periods ended September 30, 2004, up $153.0 million and $128.6 million from the same periods a year ago. The yield on residential real estate loans decreased 47 and 69 basis points from the prior year periods, amounting to 4.99% and 5.09% for the three and nine month periods ended September 30, 2004. Average commercial loans rose $77.9 and $46.6 million to $471.2 million and $439.5 million for the three and nine month periods ended September 30, 2004. The yield on commercial loans declined 31 and 44 basis points to 6.36% and 6.42% for the three and nine month periods ended September 30, 2004. Average consumer loans rose $62.8 million and $51.7 million over the same periods a year ago and amounted to $209.6 million and $191.0 million for the three and nine month periods ended September 30, 2004. The yield on consumer loans increased 10 basis points for the three month period ended September 30, 2004 to 4.57% compared to the same period a year ago. For the nine month period the yield decreased 37 basis points to 4.41%.

Total average securities amounted to $944.1 million and $915.6 million for the three and nine month periods ended September 30, 2004, an increase of $70.8 million and $53.4 million over the comparable prior year periods mainly due to purchases of taxable debt securities. The FTE rate of return on investments was 4.03% and 3.99% for the three and nine month periods ended September 30, 2004, compared to 3.80% and 4.15% for the same 2003 periods. The decrease in yields on investments reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on reinvestment of cash flows relative to the same periods in the prior year.

Average interest-bearing liabilities for the three and nine month periods ended September 30, 2004 increased $340.7 and $256.5 million to $1.850 billion and $1.753 billion. The Corporation’s total cost of funds on interest-bearing liabilities amounted to 2.42% and 2.31% for the three and nine month periods ended September 30, 2004. The rate increased 6 basis points from 2.36% for the three month comparable period and declined 22 basis points from 2.53% for the nine month comparable period.

Average savings deposits (including regular savings, NOW accounts and money market deposits) for the three and nine month periods ended September 30, 2004 increased $120.2 and $76.4 million to $611.9 million and $551.2 million from the comparable 2003 amount. The rate paid on savings deposits for the three and nine month periods ended September 30, 2004 was 0.77% and 0.68%, compared to 0.58% and 0.72% for the same 2003 periods. Average time deposits increased $124.3 million and $78.9 million to $601.8 million and $558.4 million for the three and nine month periods ended September 30, 2004. The rate increased 3 basis points for the three month period to 3.14% and decreased 11 basis points to 3.09% for the nine month period as compared to the corresponding periods in 2003. For the three and nine month periods ended September 30, 2004, average demand deposits, an interest-free funding source, were $211.0 million and $190.8 million, up $17.1 million and $18.7 million from the same prior year periods. Average FHLB advances for the three and nine month periods ended September 30, 2004 amounted to $634.3 million and $641.4 million, up $96.9 million and $101.6 million from the comparable 2003 amounts of $537.5 million and $539.8 million. The average rates paid on FHLB advances for the three and nine month periods ended September 30, 2004 were 3.31% and 3.04%, down 2 and 47 basis points from the prior year rates.

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

Three months ended September 30,	2004			2003
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$468,212	$5,867	4.99%	$315,193	$4,342	5.46%
Commercial and other loans	471,164	7,531	6.36%	393,224	6,608	6.67%
Consumer loans	209,615	2,408	4.57%	146,834	1,655	4.47%
Total loans	1,148,991	15,806	5.47%	855,251	12,605	5.85%
Federal funds sold and other
short-term investments	16,206	46	1.13%	18,450	36	0.77%
Taxable debt securities	855,908	8,578	3.99%	787,057	7,426	3.74%
Nontaxable debt securities	16,402	251	6.08%	15,964	255	6.34%
Corporate stocks and FHLB stock	55,566	677	4.85%	51,859	643	4.92%
Total securities	944,082	9,552	4.03%	873,330	8,360	3.80%
Total interest-earning assets	2,093,073	25,358	4.82%	1,728,581	20,965	4.81%
Non interest-earning assets	128,366			122.358
Total assets	$2,221,439			$1,850,939
Liabilities and Shareholders’ Equity:
Savings deposits	$611,911	$1,180	0.77%	$491,690	$724	0.58%
Time deposits	601,822	4,756	3.14%	477,485	3,740	3.11%
FHLB advances	634,346	5,280	3.31%	537,486	4,514	3.33%
Other	1,878	15	3.24%	2,579	18	2.68%
Total interest-bearing liabilities	1,849,957	11,231	2.42%	1,509,240	8,996	2.36%
Demand deposits	210,974			193,908
Other liabilities	15,357			15,232
Total shareholders’ equity	145,151			132,559
Total liabilities and shareholders’ equity	$2,221,439			$1,850,939
Net interest income (FTE)		$14,127			$11,969
Net interest spread			2.40%			2.45%
Net interest margin			2.69%			2.75%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:
(Dollars in thousands)
Three months ended September 30,	2004	2003
Commercial and other loans	$43	$38
Nontaxable debt securities	88	89
Corporate stocks	114	115

Nine months ended September 30,	2004			2003
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$430,002	$16,377	5.09%	$301,402	$13,027	5.78%
Commercial and other loans	439,482	21,126	6.42%	392,926	20,172	6.86%
Consumer loans	190,979	6,306	4.41%	139,321	4,984	4.78%
Total loans	1,060,463	43,809	5.52%	833,649	38,183	6.12%
Federal funds sold and other
short-term investments	12,824	87	0.90%	16,294	112	0.91%
Taxable debt securities	831,661	24,626	3.96%	778,814	23,961	4.11%
Nontaxable debt securities	15,588	734	6.29%	16,515	797	6.45%
Corporate stocks and FHLB stock	55,481	1,882	4.53%	50,573	1,879	4.97%
Total securities	915,554	27,329	3.99%	862,196	26,749	4.15%
Total interest-earning assets	1,976,017	71,138	4.81%	1,695,845	64,932	5.12%
Non interest-earning assets	124,932			120,667
Total assets	$2,100,949			$1,816,512
Liabilities and Shareholders’ Equity:
Savings deposits	$551,160	$2,803	0.68%	$474,725	$2,554	0.72%
Time deposits	558,365	12,903	3.09%	479,490	11,472	3.20%
FHLB advances	641,422	14,615	3.04%	539,799	14,184	3.51%
Other	2,012	45	3.00%	2,418	56	3.05%
Total interest-bearing liabilities	1,752,959	30,366	2.31%	1,496,432	28,266	2.53%
Demand deposits	190,797			172,141
Other liabilities	14,764			15,305
Total shareholders’ equity	142,429			132,634
Total liabilities and shareholders’ equity	$2,100,949			$1,816,512
Net interest income (FTE)		$40,772			$36,666
Net interest spread			2.50%			2.59%
Net interest margin			2.76%			2.89%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,	2004	2003
Commercial and other loans	$119	$117
Nontaxable debt securities	257	278
Corporate stocks	339	333

Financial Condition and Liquidity
Total assets amounted to $2.280 billion at September 30, 2004, up 15.5% from the balance reported at December 31, 2003. For the nine months ended September 30, 2004, average assets totaled $2.101 billion, up 15.7% compared to the same period last year. (See additional discussion under the caption “Net Interest Income.”)

Securities Available for Sale - The carrying value of securities available for sale at September 30, 2004 amounted to $751.2 million, an increase of $77.4 million, or 11.5%, from the December 31, 2003 balance of $673.8 million. This increase was mainly due to purchases of mortgage-backed securities and U.S. government agency securities. The net unrealized gains on securities available for sale amounted to $11.7 million at September 30, 2004, compared to $10.3 million at December 31, 2003.

Securities Held to Maturity - As a result of principal paydowns on mortgage-backed securities and a called FHLB security, the carrying value of securities held to maturity decreased $17.1 million from $165.6 million at December 31, 2003 to $148.4 million at September 30, 2004. As previously mentioned, the expectation of rising interest rates in the second half of 2004 resulted in lower market values for the majority of debt security holdings. As a result, the net unrealized gain on securities held to maturity amounted to $2.5 million at September 30, 2004, down from $3.8 million at December 31, 2003.

Loans - Total loans amounted to $1.197 billion at September 30, 2004, up 24.6% from the December 31, 2003. Residential real estate loans amounted to $497.9 million at September 30, 2004, up $108.0 million, or 27.7%, for the nine months ended September 30, 2004, including an increase of $64.4 million in residential mortgages purchased from other institutions. Commercial and commercial real estate loans increased $73.9 million, or 18.1%, from the December 31, 2003 amounting to $482.4 million at September 30, 2004. The increase is attributable to new business and additional business with existing customers.Growth in consumer loans has been very favorable with an increase of $54.6 million, or 33.6%, for the nine months ended September 30, 2004 primarily due to growth in home equity lines and home equity loans.

Deposits - Total deposits amounted to $1.469 billion at September 30, 2004, up $262.9 million, or 21.8%, from the December 31, 2003 balance. Savings deposits (including regular savings, NOW accounts and money market deposits) were up $146.4 million, or 29.6%, for the nine months ended September 30, 2004, including an increase of $135.8 million in money market deposits. Demand deposits increased $21.5 million, or 11.1% from the balance at December 31, 2003. Time deposits increased $94.9 million, or 18.3%, from the December 31, 2003 balance, including an increase of $51.6 million in brokered certificates of deposit. The Corporation utilizes brokered time deposits as a funding source, generally with maturities in the three to five year range. Total brokered certificates of deposit amounted to $169.8 million at September 30, 2004, up from $118.2 million at December 31, 2003. Excluding the increase in brokered certificates of deposit, the remaining increase of $211.3 million in total deposits during the nine months ended September 30, 2004 is primarily attributable to business development efforts within the Corporation’s primary market area.

Borrowings - The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. For the nine months ended September 30, 2004, FHLB advances increased $32.7 million to $639.8 million at September 30, 2004. Included in the September 30,2004 balance are $65.5 million of callable advances with call dates ranging from October 2004 through November 2007. Other borrowings outstanding at September 30, 2004 amounted to $2.6 million, up $326 thousand from the December 31, 2003 balance.

For the nine months ended September 30, 2004, net cash provided by operations amounted to $9.6 million, the majority of which was generated by net income. Proceeds from sales of loans for the nine months ended September 30, 2004 amounted to $41.7 million, while loans originated for sale amounted to $48.6 million. Net cash used in investing activities amounted to $303.4 million and was primarily used to purchase securities, fund loan growth and purchase loans from other institutions. Net cash provided by financing activities was $289.6 million, due to growth in deposits. (See Consolidated Statements of Cash Flows for additional information.)

Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)	September 30,	December 31,
	2004	2003
Nonaccrual loans 90 days or more past due	$3,805	$1,721
Nonaccrual loans less than 90 days past due	1,358	1,022
Total nonaccrual loans	5,163	2,743
Other real estate owned, net	-	11
Total nonperforming assets	$5,163	$2,754
Nonaccrual loans as a percentage of total loans	.43%	.29%
Nonperforming assets as a percentage of total assets	.23%	.14%
Allowance for loan losses to nonaccrual loans	322.04%	580.17%
Allowance for loan losses to total loans	1.39%	1.66%

Nonperforming assets amounted to $5.2 million, or .23% of total assets, at September 30, 2004, up from $2.8 million, or .14%, at December 31, 2003. This increase was largely due to a single $2.1 million commercial lending relationship classified as nonaccrual during the second quarter of 2004, a significant portion of which is collateralized by real estate.

There were no accruing loans 90 days or more past due at September 30, 2004 or December 31, 2003.

Impaired loans consist of all nonaccrual commercial loans. At September 30, 2004, the recorded investment in impaired loans was $4.0 million, which had a related allowance amounting to $611 thousand. Also during the nine month period ended September 30, 2004, interest income recognized on impaired loans amounted to approximately $300 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:
(Dollars in thousands)	September 30,	December 31,
	2004	2003
Residential real estate	$856	$946
Commercial:
Mortgages	2,557	342
Other	1,460	1,236
Consumer	290	219
Total nonaccrual loans	$5,163	$2,743

Capital Resources
Total equity capital increased $10.3 million during the nine months ended September 30, 2004 and amounted to $148.4 million. The changes in shareholders’ equity during the nine months ended September 30, 2004 included net income of $15.3 million offset by $6.8 million in dividends to shareholders. In addition, stock option exercises increased shareholders’ equity by $797 thousand during the nine months ended September 30, 2004.

The ratio of total equity to total assets amounted to 6.51% at September 30, 2004, compared to 6.99% at December 31, 2003. Book value per share as of September 30, 2004 and December 31, 2003 amounted to $11.20 and $10.46, respectively.

At September 30, 2004, the Corporation’s Tier 1 risk-based capital ratio was 9.09% and the total risk-adjusted capital ratio was 10.63%. The Corporation’s Tier 1 leverage ratio amounted to 5.34% at September 30, 2004. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at September 30, 2004 amounted to $2.3 million, representing $.17 per share payable on October 15, 2004, consistent with the dividend declared in the first two quarters of 2004. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the Bancorp is subject to regulatory review and restriction.

Off-Balance Sheet Arrangement
See Note 11 of the Consolidated Financial Statements for additional information regarding the Corporation’s off-balance sheet arrangements.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Corporation’s accounting and reporting policies comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are important in understanding the reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2003 Annual Report on Form 10-K, we have identified the allowance for loan losses, review of goodwill and intangible assets for impairment, other-than-temporary impairment, interest income recognition, and tax estimates as critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Recent Accounting Developments
See Note 2 of the Consolidated Financial Statements for additional information regarding recent accounting developments affecting the Corporation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Sensitivity
Interest rate risk is one of the major market risks faced by the Corporation. The Corporation’s objective is to manage assets and funding sources to produce results that are consistent with its liquidity, capital adequacy, growth, risk and profitability goals.

The Corporation manages interest rate risk using income simulation to measure interest rate risk inherent in its on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income for future periods. The simulation results are reviewed to determine whether the exposure of net interest income to changes in interest rates remains within established tolerance levels and to develop appropriate strategies to manage this exposure. The Corporation’s interest rate risk modeling incorporates a wide range of interest rate scenarios, including both parallel rate shifts and changes in the shape of the yield curve of varying magnitudes in addition to those presented here. The following table presents the Corporation’s estimated net interest income exposure as a percentage of net interest income for the first 12-month period, the subsequent 12-month period thereafter (months 13 - 24), and months 1-60, as of September 30, 2004. Interest rates are assumed to shift upward by 200 basis points or downward by 100 basis points. This asymmetric rate shift reflects the fact that given the current level of interest rates, the likelihood of a decline in interest rates in excess of 100 basis points is considered unlikely.

	Months 1-12	Months 13-24	Months 1-60
200 basis point increase in rates	+3.5%	+3.1%	+3.9%
100 basis point decrease in rates	-1.1%	-4.5%	-5.0%

At September 30, 2004, income simulation results assume that changes in core deposit rates are linked to short-term market interest rates. The assumed relationship and correlation between short-term interest rate changes and core deposit rate changes used in income simulation may fluctuate over time based on the Corporation’s assessment of market conditions.

Since this simulation assumes the Corporation’s balance sheet will remain static over the 60-month simulation horizon, the results do not reflect adjustments in strategy that the Corporation has subsequently implemented or could implement in response to rate shifts, and should not be relied upon as an estimate of future net interest income.

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

The sensitivity of core savings deposits to fluctuations in interest rates could also differ from simulation assumptions, and could result in changes in both liability mix and interest expense that differ from those used to estimate interest rate risk exposure. Historically, core savings rates have lagged movement in other market indices, and the magnitude of change in core savings rates has been less than that of other market indices. Changes in this relationship could increase or decrease the change in interest expense on core savings deposits, thereby affecting interest income.

The Corporation also monitors the potential change in market value of its available for sale debt securities using both rate shifts and “value at risk” analysis. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard modeling analytics and securities data. The Corporation uses the results to manage the effect of market value changes on the Corporation’s capital position. As of September 30, 2004, an immediate 200 basis point rise in rates would result in a 5.5% decline in the value of the Corporation’s available for sale debt securities. Conversely, a 100 basis point fall in rates would result in a 1.2% increase in the value of the Corporation’s available for sale debt securities. “Value at risk” analysis measures the theoretical maximum market value loss over a given time period based on recent historical price activity of different classes of securities. The anticipated maximum market value reduction for the Corporation’s available for sale securities portfolio at September 30, 2004, including both debt and equity securities, was 4.9%, assuming a one-year time horizon and a 5% probability of occurrence for “value at risk” analysis.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended September 30, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.    Legal Proceedings

On June 22, 2004 a suit was filed by Galilee Hotel Associates, LLC (“plaintiff”) in the United States Bankruptcy Court District of Rhode Island against Bank Rhode Island, The Washington Trust Company, Kahn, Litwin, Renza & Co. Ltd. and Thomas Furey. The suit alleges that the actions of the defendants contributed to and culminated in the bankruptcy filing of the plaintiff. The plaintiff had applied to The Washington Trust Company in 2003 for a commercial real estate loan in the amount of $3.5 million. No loan was made by Washington Trust in connection with that application. The most significant count against Washington Trust alleged breach of the covenant of good faith and fair dealing and seeks damages in the amount of at least $3.5 million. Other counts against Washington Trust are contained in the suit relating to allegations and claims that are not material.

On September 2, 2004 the Court dismissed the count relating to the $3.5 million claim without prejudice, indicating that the plaintiff failed to state a claim upon which relief could be granted under the count. However, the plaintiff was permitted additional time to restate its claim. On October 20, 2004 the plaintiff was converted to Chapter 7 status under federal bankruptcy law. The Chapter 7 Trustee was granted sixty days to examine all pending adversary proceedings including the suit against Washington Trust, and all deadlines existing with respect to such adversary proceedings were stayed by the Court until the end of the sixty day period on December 19, 2004. The Trustee has not taken any action with respect to the suit.  Washington Trust believes the claims against it have no merit and will continue to vigorously oppose the suit. No loss provision for this lawsuit has been recorded.

Item 2.    Unregistered Sale of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended September 30, 2004 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the Stock Repurchase Plan, and the Stock Incentive Plans.
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (A)
Balance at beginning of period				14,564
7/1/2004 to 7/31/2004	176	$25.16	176	14,388
8/1/2004 to 8/31/2004	54	24.74	54	14,334
9/1/2004 to 9/30/2004	43	25.86	43	14,291
Total Deferred Compensation Plan	273	$25.19	273	14,291

Stock Repurchase Plan (B)
Balance at beginning of period				162,000
7/1/2004 to 7/31/2004	-	-	-	162,000
8/1/2004 to 8/31/2004	-	-	-	162,000
9/1/2004 to 9/30/2004	-	-	-	162,000
Total Stock Repurchase Plan	-	-	-	162,000

Other (C)
Balance at beginning of period				N/A
7/1/2004 to 7/31/2004	-	-	-	N/A
8/1/2004 to 8/31/2004	14,248	$24.40	14,248	N/A
9/1/2004 to 9/30/2004	-	-	-	N/A
Total Other	14,248	$24.40	14,248	N/A

Total Purchases of Equity Securities	14,521	$24.42	14,521	176,291

(A) The Deferred Compensation Plan was established on January 1, 1999. A maximum of 25,000 shares were authorized under the plan. This plan allows directors and officers to defer a portion of their compensation. The deferred compensation is contributed to a rabbi trust that invests the assets of the trust into selected mutual funds as well as shares of the Bancorp’s common stock pursuant to the direction of the plan participants. All shares are purchased in the open market.
(B) The Stock Repurchase Plan was established in September 2001. A maximum of 250,000 shares were authorized under the plan. The Bancorp plans to hold the repurchased shares as treasury stock for general corporate purposes.
(C) Pursuant to the Corporation’s stock incentive plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options. While required to be reported in this table, such transactions are not reported as share repurchases in the Consolidated Statement of Changes in Shareholders’ Equity.

Item 6.    Exhibits
(a) Exhibit index
  Exhibit No.
15	Letter re Unaudited Interim Financial Information
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

**	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

(b) On July 15, 2004, a Form 8-K, which reported the Corporation’s earnings for the quarter ended June 30, 2004, was furnished to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                         WASHINGTON TRUST BANCORP, INC.
      (Registrant)

November 8, 2004               By: /s/ John C. Warren
                         John C. Warren
                         Chairman and Chief Executive Officer
                         (principal executive officer)

November 8, 2004             By: /s/ David V. Devault
                         David V. Devault
                         Executive Vice President, Treasurer
                         and Chief Financial Officer
 (principal financial and accounting officer)