Form 10-K
period 2004-12-31
WASHINGTON TRUST BANCORP INC
filed 2005-03-15
CIK 737468

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K

For annual and transition reports pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)
☒  Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2004 or

☐  Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number: 000-13091

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: 401-348-1200

Securities registered pursuant to Section 12(b) of the Act:

NONE

Securities registered pursuant to Section 12(g) of the Act:

COMMON STOCK, $.0625 PAR VALUE PER SHARE
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). ☒Yes ☐ No

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2004 was $295,027,178 based on a closing sales price of $25.99 per share as reported for the NASDAQ National Market, which includes $28,142,749 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 25, 2005 was 13,296,360.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement dated March 15, 2005 for the Annual Meeting of Shareholders to be held April 26, 2005 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2004

This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation’s (as defined below) actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.

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

The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Bancorp.

The accounting and reporting policies of the Bancorp and the Bank (together, the “Corporation” or “Washington Trust”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. At December 31, 2004, the Corporation had total assets of $2.3 billion, total deposits of $1.5 billion and total shareholders’ equity of $151.9 million.

The Corporation’s Internet address is www.washtrust.com. On the same day that the Bancorp files its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments thereto with the Securities and Exchange Commission (the “SEC”), the Bancorp makes such reports available free of charge through the Corporation’s website.

The Washington Trust Company
The Bank was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area and is among the oldest banks in the United States. Its current corporate charter dates to 1902. See the discussion under the caption “Market Area and Competition” for further information.

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

The Bank owns and operates ATMs located throughout its market area that provide an important customer delivery channel for banking transactions. Additionally, the Bank contracts with a third party vendor who supplies and supports ATMs that are branded with the Bank’s logo located in retail stores and other locations throughout Rhode Island and southeastern Connecticut. The Bank is a member of various ATM networks, including Cirrus, MasterCard, NYCE and PLUS. The Bank also has access to the American Express, Discover and Visa networks.

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

The Bank’s loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island, and to a lesser extent Connecticut and Massachusetts, as well as other states. The Bank provides a variety of commercial and retail lending products. The Bank generally underwrites its residential mortgages based upon secondary market standards. Loans are originated both for sale in the secondary market as well as for retention in the Bank’s loan portfolio. The Bank sells loans with servicing both released and retained. The Bank also purchases loans for its portfolio from various third parties.

The Bank provides trust and investment management services as a trustee under wills and trust agreements; as an executor or administrator of estates; as a provider of agency, custodial and management investment services to individuals and institutions; and as a trustee for employee benefit plans. The Bank also provides investment advisory services including asset allocation analysis and equity, fixed income and balanced portfolio management. The total market value of trust and investment management assets under administration amounted to $1.9 billion and $1.7 billion as of December 31, 2004 and 2003, respectively.

The following is a summary of recurring sources of income, which excludes net realized gains on securities, as a percentage of total income (net interest income plus recurring noninterest income) during the past five years:

	2004	2003	2002	2001	2000

Net interest income	67%	65%	66%	65%	67%
Trust and investment management fees	16	14	15	17	19
Other noninterest income	17	21	19	18	14

Total income	100%	100%	100%	100%	100%

In April 2002, the Corporation completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank. The results of First Financial Corp.’s operations have been included in the Corporation’s Consolidated Statements of Income since the acquisition date. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Corporation closed the Richmond and North Kingstown branches and consolidated them into existing Bank branches in May 2002.

Market Area and Competition
The Bank’s market area includes Washington County and portions of Providence and Kent Counties in Rhode Island, as well as a portion of New London County in Connecticut. The Bank operates seventeen banking offices in these Rhode Island and Connecticut counties. The locations of the banking offices are as follows:

Westerly, RI (three locations) (1)	Wakefield, RI (1)
Richmond, RI (1)	North Kingstown, RI (1)
Charlestown, RI (1)	Warwick, RI (2)
New Shoreham (Block Island), RI (1)	Cranston, RI (3)
Narragansett, RI (two locations) (1)	Providence, RI (two locations) (3) (4)

(1)	Located in Washington County.
(2)	Located in Kent County.
(3)	Located in Providence County.
(4)	The Bank has a full service branch as well as a trust/investment management office located in Providence, RI.

The Bank’s banking offices in Charlestown and on Block Island are the only bank facilities in those two Rhode Island communities.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, mortgage and finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences.

The Bank operates ten of its banking offices in Washington County, Rhode Island. As of June 30, 2004, based upon information reported in the FDIC’s Deposit Market Share Report, the Bank had 49% of total deposits reported by all financial institutions for Washington County. The closest competitor held 27%, and the second closest competitor held 11% of total deposits in Washington County. The Corporation believes that being the largest commercial banking institution headquartered within this market area provides a competitive advantage over other financial institutions. With the April 2002 acquisition of First Financial Corp., the Bank added two locations in Providence County. In addition, a full-service Bank branch office in Warwick, Rhode Island was opened in the second quarter of 2003, which expanded the Bank’s market area into Kent County.

The Bank has a marketing department that is responsible for reviewing existing products and services and the development and promotion of new products and services.

Employees
As of December 31, 2004 the Corporation had 442 employees, of which 393 were full-time and 49 were part-time.

Supervision and Regulation
The business in which the Corporation is engaged is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other governmental agencies. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers or classes of consumers, and depositors, in particular, rather than the specific protection of shareholders of a bank or its parent company.

Set forth below is a brief description of certain laws and regulations that relate to the regulation of Washington Trust. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation. A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

Regulation of the Bancorp. As a registered bank holding company, the Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”), and the State of Rhode Island, Department of Business Regulation, Division of Banking (the “Rhode Island Division of Banking”).

The Federal Reserve Board has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, the Federal Reserve Board. The Federal Reserve Board is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of ownership and control of a non-banking subsidiary by a bank holding company. Under the BHCA, the Bancorp may not generally engage in activities or acquire more than 5% of any class of voting securities of any company engaged in activities other than banking or activities that are closely related to banking. However, a bank holding company that has elected to be treated as a financial holding company may engage in activities that are financial in nature or incidental or complementary to such financial activities, as determined by the Federal Reserve Board alone, or together with the Secretary of the Department of the Treasury. At this time, the Bancorp has not elected financial holding company status. Under certain circumstances, the Bancorp may be required to give notice or seek approval of the Federal Reserve Board before engaging in activities other than banking.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”). The Interstate Act permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve Board, to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. Rhode Island and Connecticut, the two states in which the Corporation conducts banking operations, have adopted legislation to "opt in" to interstate merger and branching provisions that effectively eliminated state law barriers. As a bank holding company, prior Federal Reserve Board approval is required before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

Control Acquisitions. The Change in Bank Control Act prohibits a person or a group of persons from acquiring “control” of a bank holding company, such as the Bancorp, unless the Federal Reserve Board has been notified and has not objected to the transaction. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would, under the circumstances set forth in the presumption, constitute the acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting securities of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.

Bank Holding Company Dividends. The Federal Reserve Board and the Rhode Island Division of Banking have authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Additionally, under Rhode Island law, distributions of dividends cannot be made if a bank holding company would not be able to pay its debts as they become due in the usual course of business or the bank holding company’s total assets would be less than the sum of its total liabilities. The Bancorp’s revenues consist of cash dividends paid to it by the Bank. As described below, the FDIC and the Rhode Island Division of Banking may also regulate the amount of dividends payable by the Bank. The inability of the Bank to pay dividends may have an adverse effect on the Bancorp.

Regulation of the Bank. The Bank is subject to the regulation, supervision and examination by the FDIC, the Rhode Island Division of Banking and the State of Connecticut, Department of Banking, in which the Bank has established branches. The Bank is also subject to various Rhode Island and Connecticut business and banking regulations.

Insurance of Accounts and FDIC Regulation. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund member institutions. The FDIC has established a risk-based assessment system under which the FDIC classifies institutions based on their capital ratios and on other relevant factors and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act (“FDIA”) does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. The Corporation cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.

Bank Holding Company Support to Subsidiary Bank. Under the Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and to commit resources to its support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.” The Bank is a FDIC-insured depository institution.

Regulatory Capital Requirements. The Federal Reserve Board and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25% of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total risk-based capital (Tier 1 and Tier 2) is 8%. At December 31, 2004, the Corporation’s net risk-weighted assets amounted to $1.3 billion, its Tier 1 capital ratio was 9.15% and its total risk-based capital ratio was 10.72%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above three percent, banking organizations are required to maintain a ratio of at least five percent to be classified as well capitalized. The Corporation’s leverage ratio was 5.35% as of December 31, 2004.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of five percent of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least ten percent and a leverage ratio of at least five percent and not be subject to a capital directive order. Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Bancorp, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. At December 31, 2004, the Bank’s capital ratios placed it in the well-capitalized category. Reference is made to Note 16 to the Corporation’s Consolidated Financial Statements for additional discussion of the Corporation’s regulatory capital requirements.

Limitations on Bank Dividends. The Bancorp’s revenues consist of cash dividends paid to it by the Bank. Such payments are restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 16 to the Corporation’s Consolidated Financial Statements for additional discussion of the Corporation’s ability to pay dividends.

Gramm-Leach-Bliley Act of 1999 (“the GLBA”). The GLBA established a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework to permit bank holding companies that qualify and elect to be treated as financial holding companies to engage in a broader range of financial activities than would be permissible for traditional bank holding companies, such as the Bancorp, that have not elected to be treated as financial holding companies. Financial activities is broadly defined to include not only banking, insurance, and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.

Generally, the GLBA and its implementing regulations:

▪	repeal historical restrictions on, and eliminate many federal and state law barriers to, affiliations among banks, securities firms, insurance companies, and other financial service providers;

▪	permit investment in non-financial enterprises, subject to significant operational, holding period and other restrictions;

▪	provide a uniform framework for the functional regulation of the activities of banks, savings institutions, and their holding companies;

▪	broaden the activities that may be conducted by national banks (and derivatively state banks), banking subsidiaries of bank holding companies, and their financial subsidiaries;

▪
require all financial institutions to provide notice of their privacy policies at specified times to their retail customers and consumers of their financial products or services, and permit retail customers and consumers, under certain circumstances, to prohibit financial institutions from sharing certain nonpublic personal information pertaining to them by opting out of such sharing;

▪	establish guidelines for safeguarding the security, confidentiality and integrity of customer information;

▪	adopt a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank (“FHLB”) system;

▪	modify the laws governing the implementation of the Community Reinvestment Act of 1977 (“CRA”); and

▪	address a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

In order to elect to become a financial holding company and engage in a broader array of activities, a bank holding company, such as the Bancorp, must meet certain tests and file an election form with the Federal Reserve Board. To qualify, all of a bank holding company's subsidiary banks must be well-capitalized and well-managed, as measured by regulatory guidelines. In addition, to engage in the new activities, each of the bank holding company's subsidiary banks must have been rated "satisfactory" or better in its most recent federal CRA evaluation. Furthermore, a bank holding company that elects to be treated as a financial holding company may face significant consequences if its banks fail to maintain the required capital and management ratings, including entering into an agreement with the Federal Reserve Board, which imposes limitations on its operations and may even require divestitures. Such possible ramifications may limit the ability of a bank subsidiary to significantly expand or acquire less than well-capitalized and well-managed institutions. At this time, the Bancorp has not elected financial holding company status.

Customer Information Security. The Federal Reserve Board, the FDIC and other bank regulatory agencies have adopted final guidelines (the “Guidelines”) for safeguarding nonpublic personal customer information. The Guidelines require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazards to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.

Privacy. The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the statute requires the financial institution to explain to consumers its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, the financial institution is prohibited from disclosing such information except as provided in its policies and procedures.

USA Patriot Act of 2001 (the “Patriot Act”). The Patriot Act, designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, together with the regulations implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies or procedures with respect to, among other matters, anti-money laundering compliance, suspicious activity and currency transaction reporting and due diligence on customers. The Patriot Act and underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act.

The Community Reinvestment Act (the “CRA”). The CRA requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”. Failure of an institution to receive at least a “Satisfactory” rating could inhibit an institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low- and moderate-income neighborhoods. The Bank has achieved a rating of “Outstanding” on its most recent examination dated November 2003.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”). Sarbanes-Oxley implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as Bancorp) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

▪	The creation of an independent accounting oversight board;

▪	Auditor independence provisions which restrict non-audit services that accountants may provide to their audit clients;

▪	Additional corporate governance and responsibility measures, including the requirement that the chief executive officer and chief financial officer of a public company certify financial statements;

▪
The forfeiture of bonuses or other incentive-based compensation and profits from the sale of a public company’s securities by directors and senior officers in the twelve month period following initial publication of any financial statements that later require restatement;

▪	An increase in the oversight of, and enhancement of certain requirements relating to, audit committees of public companies and how they interact with the company’s independent auditors;

▪	Requirements that audit committee members be independent and are barred from accepting consulting, advisory or other compensatory fees from public companies;

▪	Requirements that public companies disclose whether at least one member of the audit committee is a “financial expert” (as such term is defined by the SEC) and if not, why not;

▪	Expanded disclosure requirements for corporate insiders, including accelerated reporting of stock transactions by insiders and a prohibition on insider trading during pension blackout periods;

▪
A prohibition on personal loans to directors and officers, except certain loans made by insured financial institutions, such as the Bank, on nonpreferential terms and in compliance with other bank regulatory requirements;

▪	Disclosure of a code of ethics and filing a Form 8-K for a change to or waiver of such code; and

▪	A range of enhanced penalties for fraud and other violations.

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

Reductions in Deposit Levels Necessitating Increased Borrowing to Fund Loans and Investments
The Bank’s principal source of funding is deposits and borrowings. As a general matter, deposits are a lower cost source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the level of the Bank’s deposits were to decline relative to the total sources of funds, the Bank may have to rely more heavily on higher cost borrowings in the future.

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

•
Regional credit concentration - We are exposed to real estate and economic factors in southern New England, primarily Rhode Island and to a lesser extent Connecticut and Massachusetts, because a significant portion of our loan portfolio is concentrated among borrowers in these markets. Further, because a substantial portion of our loan portfolio is secured by real estate in this area, including most consumer loans and those commercial loans not specifically classified as commercial mortgages, the value of our collateral is also subject to regional real estate market conditions.

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

We May Not Be Able to Compete Effectively Against Larger Financial Institutions in Our Increasingly Competitive Industry
The financial services industry in our market has experienced both significant concentration and deregulation. This means that we compete with larger bank and non-bank financial institutions for loans and deposits as well as other sources of funding in the communities we serve, and we will likely face even greater competition in the future as a result of recent federal legislative changes. Many of our competitors have significantly greater resources and lending limits than we have. As a result of those greater resources, the large financial institutions that we compete with may be able to provide a broader range of services to their customers and may be able to afford newer and more sophisticated technology. Our long-term success depends on the ability of the Bank to compete successfully with other financial institutions in the Bank’s service areas.

Changes in Legislation and/or Regulation and Accounting Principles, Policies and Guidelines
Changes in legislation and/or regulation governing financial holding companies and their subsidiaries could affect our operations. The Corporation is subject to extensive federal and state laws and regulations and is subject to supervision, regulation and examination by various federal and state bank regulatory agencies. The restrictions imposed by such laws and regulations limit the manner in which the Corporation may conduct business. There can be no assurance that any modification of these laws and regulations, or new legislation that may be enacted in the future, will not make compliance more difficult or expensive, or otherwise adversely affect the operations of the Corporation. See the section entitled "Supervision and Regulation" beginning on page 5 of this report.

Changes in accounting principles generally accepted in the United States applicable to the Corporation could have a material impact on the Corporation’s reported results of operations.

GUIDE 3 Statistical Disclosures
The following tables contain additional consolidated statistical data about the Corporation, to be read in conjunction with the Consolidated Financial Statements and the related Notes.

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

Interest income is reported on a fully taxable-equivalent basis. Tax exempt income is converted to a fully taxable equivalent basis using the statutory federal income tax rate. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Interest on nonaccrual loans is included in the analysis of net interest earnings to the extent that such interest income has been recognized in the Consolidated Statements of Income. See Guide 3 Statistical Disclosures - Item III.C.1.

C.
An analysis of rate/volume changes in interest income and interest expense is presented under the caption “Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)” of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. The net change attributable to both volume and rate has been allocated proportionately.

II.	Securities Available for Sale and Securities Held to Maturity

A.	The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)

December 31,	2004	2003	2002

Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$137,663	$99,094	$77,973
Mortgage-backed securities	491,847	464,825	386,747
Corporate bonds	78,834	79,938	66,435
Corporate stocks	27,322	29,988	22,401

Total securities available for sale	$735,666	$673,845	$553,556

(Dollars in thousands)

December 31,	2004	2003	2002

Securities Held to Maturity:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$30,000	$8,000	$3,000
Mortgage-backed securities	105,753	143,162	220,711
States and political subdivisions	18,639	14,414	18,566

Total securities held to maturity	$154,392	$165,576	$242,277

B.
Maturities of debt securities as of December 31, 2004 are presented in the following tables. Mortgage-backed securities are included based on their weighted average maturities, adjusted for anticipated prepayments. Yields on tax exempt obligations are not computed on a tax equivalent basis.

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies:
Amortized cost	$26,957	$71,877	$36,679	$-	$135,513
Weighted average yield	4.92%	3.15%	5.34%	-	4.09%

Mortgage-backed securities:
Amortized cost	102,805	278,410	111,149	-	492,364
Weighted average yield	4.06%	3.92%	3.01%	-	3.74%

Corporate bonds:
Amortized cost	4,001	33,467	9,170	31,726	78,364
Weighted average yield	3.37%	3.81%	5.19%	3.08%	3.65%

Total debt securities:
Amortized cost	$133,763	$383,754	$156,998	$31,726	$706,241
Weighted average yield	4.21%	3.76%	3.68%	3.08%	3.80%

Fair value	$134,106	$384,803	$157,518	$31,917	$708,344

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals
Securities Held to Maturity:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies:
Amortized cost	$10,000	$20,000	$-	$-	$30,000
Weighted average yield	2.97%	3.07%	-	-	3.04%

Mortgage-backed securities:
Amortized cost	22,886	63,693	19,174	-	105,753
Weighted average yield	5.30%	4.86%	2.85%	-	4.59%

States and political subdivisions:
Amortized cost	4,073	7,650	6,131	785	18,639
Weighted average yield	4.30%	3.99%	3.50%	3.52%	3.88%

Total debt securities:
Amortized cost	$36,959	$91,343	$25,305	$785	$154,392
Weighted average yield	4.56%	4.40%	3.01%	3.52%	4.20%

Fair value	$37,353	$92,411	$25,709	$797	$156,270

C.	Not applicable.

III.	Loan Portfolio

A.	The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)

December 31,	2004	2003	2002	2001	2000

Commercial:
Mortgages	$266,670	$227,334	$197,814	$118,999	$121,817
Construction and development	29,263	12,486	10,337	1,930	2,809
Other (1)	211,778	168,657	174,018	139,704	115,202

Total commercial	507,711	408,477	382,169	260,633	239,828

Residential real estate:
Mortgages	494,720	375,706	269,548	223,681	236,595
Homeowner construction	18,975	14,149	11,338	11,678	14,344

Total residential real estate	513,695	389,855	280,886	235,359	250,939

Consumer:
Home equity lines	155,001	116,458	81,503	56,410	45,635
Other (2)	73,269	46,191	50,568	53,243	60,753

Total consumer loans	228,270	162,649	132,071	109,653	106,388

Total loans	$1,249,676	$960,981	$795,126	$605,645	$597,155

(1)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(2)	Fixed rate home equity loans and other consumer installment loans.

B.	An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2004 follows:

(Dollars in thousands)
	1 Year	1 to 5	After 5
Matures in:	or Less	Years	Years	Totals

Construction and development (1)	$4,999	$17,325	$25,914	$48,238
Commercial - other	94,870	79,269	37,639	211,778

	$99,869	$96,594	$63,553	$260,016

(1)
Includes homeowner construction and commercial construction and development. Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Sensitivity to changes in interest rates for all such loans due after one year is as follows:

(Dollars in thousands)		Floating or
	Predetermined	Adjustable
	Rates	Rates	Totals

Principal due after one year	$97,784	$62,363	$160,147

C.	Risk Elements
Reference is made to the caption “Asset Quality” included in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations. Included therein is a discussion of the Corporation’s credit review and accounting practices, as well as information relevant to nonperforming assets at December 31, 2004.

1.	Nonaccrual, Past Due and Restructured Loans
a)	Nonaccrual loans as of the dates indicated were as follows:

(Dollars in thousands)

December 31,	2004	2003	2002	2001	2000

	$4,731	$2,743	$4,177	$3,827	$3,434

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

For the year ended December 31, 2004, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $371 thousand. Interest recognized on these loans amounted to approximately $297 thousand.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2004.

b)	Loans contractually past due 90 days or more and still accruing for the dates indicated were as follows:

(Dollars in thousands)

December 31,	2004	2003	2002	2001	2000

	$-	$-	$-	$-	$393

c)	Restructured accruing loans for the dates indicated were as follows:

(Dollars in thousands)

December 31,	2004	2003	2002	2001	2000

	$-	$-	$-	$-	$-

Restructured accruing loans include those for which concessions, such as reduction of interest rates other than normal market rate adjustments or deferral of principal or interest payments, have been granted due to a borrower’s financial condition. Interest on restructured loans is accrued at the reduced rate.

2.	Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2004. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual, past due and restructured loans in Section III.C.1 above. At December 31, 2004, potential problem loans amounted to approximately $2.2 million. The Corporation’s loan policy provides guidelines for the review of such loans in order to facilitate collection.

Depending on future events, these potential problem loans, and others not currently identified, could be classified as nonperforming in the future.

3.	Foreign Outstandings - None.

4.	Loan Concentrations
The Corporation has no concentration of loans that exceed 10% of its total loans except as disclosed by types of loan in Section III.A.

D.	Other Interest-Bearing Assets
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

(Dollars in thousands)
December 31,	2004	2003	2002	2001	2000

Balance at beginning of year	$15,914	$15,487	$13,593	$13,135	$12,349
Charge-offs:
Commercial:
Mortgages	215	-	27	122	61
Construction and development	-	-	-	-	-
Other	257	200	284	121	144
Residential:
Mortgages	-	-	29	-	65
Homeowner construction	-	-	-	-	-
Consumer	95	94	157	190	413

Total charge-offs	567	294	497	433	683

Recoveries:
Commercial:
Mortgages	36	17	72	-	53
Construction and development	34	-	-	-	-
Other	569	177	-	273	157
Residential:
Mortgages	-	-	-	15	46
Homeowner construction	-	-	-	-	-
Consumer	175	67	90	53	63

Total recoveries	814	261	162	341	319

Net (recoveries) charge-offs	(247)	33	335	92	364
Allowance on acquired loans	-	-	1,829	-	-
Additions charged to earnings	610	460	400	550	1,150

Balance at end of year	$16,771	$15,914	$15,487	$13,593	$13,135

Net (recoveries) charge-offs
to average loans	(.02)%	-%	.05%	.02%	.06%

B.	The following table presents the allocation of the allowance for loan losses:

(Dollars in thousands)

December 31,	2004	2003	2002	2001	2000

Commercial:
Mortgages	$4,385	$4,102	$3,161	$2,195	$2,316
% of these loans to all loans	21.3%	23.7%	24.9%	19.6%	20.4%

Construction and development	729	294	243	33	55
% of these loans to all loans	2.3%	1.3%	1.3%	.3%	.5%

Other	3,633	3,248	2,832	3,024	2,250
% of these loans to all loans	16.9%	17.6%	21.9%	23.1%	19.3%

Residential:
Mortgages	1,447	1,965	1,457	1,230	1,286
% of these loans to all loans	39.7%	39.0%	33.9%	36.9%	39.6%

Homeowner construction	47	74	61	64	78
% of these loans to all loans	1.5%	1.5%	1.4%	2.0%	2.4%

Consumer	1,323	1,507	1,305	1,222	1,295
% of these loans to all loans	18.3%	16.9%	16.6%	18.1%	17.8%

Unallocated	5,207	4,724	6,428	5,825	5,855

Balance at end of year	$16,771	$15,914	$15,487	$13,593	$13,135
	100.0%	100.0%	100.0%	100.0%	100.0%

V.	Deposits

A.	Average deposit balances outstanding and the average rates paid thereon are presented in the following table:

(Dollars in thousands)	2004		2003		2002
	Average	Average	Average	Average	Average	Average
	Amount	Rate Paid	Amount	Rate Paid	Amount	Rate Paid

Demand deposits	$193,905	-	$174,338	-	$149,382	-
NOW accounts	162,714.21%		134,432.24%		106,188.53%
Money market accounts	152,664	1.44%	74,435.98%		75,216	1.70%
Savings accounts	257,274.61%		269,927.80%		218,144	1.72%
Time deposits	575,877	3.14%	485,126	3.16%	454,239	3.69%

Total deposits	$1,342,434	1.65%	$1,138,258	1.63%	$1,003,169	2.23%

B.	Not Applicable.

C.	Not Applicable.

D.	The maturity schedule of time deposits in amounts of $100 thousand or more at December 31, 2004 was as follows:

(Dollars in thousands)		Over 3	Over 6
	3 months	through	through	Over 12
Time remaining until maturity	or less	6 months	12 months	months	Totals

	$38,093	$33,366	$21,444	$217,480	$310,383

E.	Not Applicable

VI.	Return on Equity and Assets

	2004	2003	2002

Return on average assets	0.97%	1.03%	1.07%
Return on average shareholders’ equity	14.40%	14.15%	14.25%
Dividend payout ratio (1)	44.16%	43.97%	43.08%
Average equity to average total assets	6.73%	7.24%	7.50%

(1)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

VII.	Short-Term Borrowings

Not Applicable.

ITEM 2. Properties
The Corporation conducts its business from its corporate headquarters and other properties listed below all of which are considered to be in good condition and adequate for the purposes for which they are used. The following table sets forth certain information relating to bank premises owned or used by the Corporation in conducting its business:

Own/Lease
Location	Description	Expiration Date

23 Broad Street, Westerly, RI	Corporate headquarters	Own
126 Franklin Street, Westerly, RI	Branch office	Own
1200 Main Street, Wyoming (Richmond), RI	Branch office	Own
4137 Old Post Road, Charlestown, RI	Branch office	Own
730 Kingstown Road, Wakefield, RI	Branch office	Lease / 2005 (1)
20 Point Judith Road, Narragansett, RI	Branch office	Own
885 Boston Neck Road, Narragansett, RI	Branch office	Own
Ocean Avenue, New Shoreham (Block Island), RI	Branch office	Lease / 2006 (1)
7625 Post Road, North Kingstown, RI	Branch office	Own
236 Centerville Road, Warwick, RI	Branch office	Own
645 Reservoir Avenue, Cranston, RI	Branch office	Own & Lease (2)
180 Washington Street, Providence RI	Branch office	Own
Olde Mistick Village, 27 Coogan Boulevard, Mystic, CT	Branch office	Lease / 2008 (1)
McQuades Marketplace, Main Street, Westerly, RI	Supermarket branch	Lease / 2007 (1)
McQuades Marketplace, 10 Clara Drive, Mystic, CT	Supermarket branch	Lease / 2007 (1)
A & P Super Market, Route 1, Mystic, CT	Supermarket branch	Lease / 2005 (1)
66 South Main Street, Providence, RI	Trust and investment services office	Lease / 2009 (1)
5 Ledward Avenue, Westerly, RI	Operations facility	Lease / 2005 (1)
2 Crosswind Road, Westerly, RI	Operations facility	Own

(1)  Lease may be extended by the Corporation beyond the indicated expiration date.
(2)  Owned building on leased land. Lease expiration date is May 2009.

In addition to the facilities listed in the previous table, the Bank has five owned offsite-ATMs in leased spaces. The terms of these leases are negotiated annually. The previous table does not include ATMs that are branded with the Bank’s logo under contracts with a third party vendor located in retail stores and other locations throughout Rhode Island and southeastern Connecticut.

ITEM 3. Legal Proceedings
On June 22, 2004 a suit was filed by Galilee Hotel Associates, LLC (“plaintiff”) in the United States Bankruptcy Court, District of Rhode Island (the “Court”) against Bank Rhode Island, The Washington Trust Company (the “Bank”), Kahn, Litwin, Renza & Co. Ltd. and Thomas Furey. The suit alleged that the actions of the defendants contributed to and culminated in the bankruptcy filing of the plaintiff. The plaintiff had applied to The Washington Trust Company in 2003 for a commercial real estate loan in the amount of $3.5 million. No loan was made by the Bank in connection with that application. The most significant count against the Bank alleged breach of the covenant of good faith and fair dealing and sought damages in the amount of at least $3.5 million. Other counts against the Bank were contained in the suit relating to allegations and claims that were not material.

On September 2, 2004 the Court dismissed the count relating to the $3.5 million claim without prejudice, indicating that the plaintiff failed to state a claim upon which relief could be granted under the count. However, the plaintiff was permitted additional time to restate its claim. On October 20, 2004, the plaintiff was converted to Chapter 7 status under federal bankruptcy law. On December 9, 2004, a motion was filed whereby the Bank and the plaintiff’s Chapter 7 Bankruptcy Trustee agreed to resolve the suit without any liability on the part of the Bank. The motion was approved by the Court on January 3, 2005. The final agreement between the parties was executed in January 2005 and this matter is closed.

The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2004.

Executive Officers of the Registrant
The following is a list of all executive officers of the Bancorp and the Bank with their titles, ages, and length of service, followed by certain biographical information as of December 31, 2004.

			Years of
Name	Title	Age	Service

John C. Warren	Chairman and Chief Executive Officer of the Bancorp and the Bank	59	9

John F. Treanor	President and Chief Operating Officer of the Bancorp and the Bank	57	6

David V. Devault	Executive Vice President, Treasurer and Chief Financial	50	18
	Officer of the Bancorp and the Bank; Secretary of the Bank

Harvey C. Perry II	Senior Vice President and Secretary of the Bancorp;	55	30
	Senior Vice President - Director of Non-Profit Resources of the Bank

Dennis L. Algiere	Senior Vice President - Chief Compliance Officer and Director of	44	10
	Community Affairs of the Bank

Stephen M. Bessette	Senior Vice President - Retail Lending of the Bank	57	8

Vernon F. Bliven	Senior Vice President - Human Resources of the Bank	55	32

Elizabeth B. Eckel	Senior Vice President - Marketing of the Bank	44	13

William D. Gibson	Senior Vice President - Credit Administration of the Bank	58	6

Barbara J. Perino, CPA	Senior Vice President - Operations and Technology of the Bank	43	16

B. Michael Rauh, Jr.	Senior Vice President - Corporate Sales Planning and Delivery of the Bank	45	13

James M. Vesey	Senior Vice President and Chief Credit Officer of the Bank	57	6

John C. Warren joined the Bancorp and the Bank in 1996 as President and Chief Operating Officer. In 1997, he was elected President and Chief Executive Officer of the Bancorp and the Bank. In 1999, he was elected Chairman and Chief Executive Officer of the Bancorp and the Bank.

John F. Treanor joined the Bancorp and the Bank in April 1999 as President and Chief Operating Officer. He served as Executive Vice President, Chief Operating Officer, Chief Financial Officer and Treasurer of SIS Bancorp, Inc. from 1994 to 1999.

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

Dennis L. Algiere joined the Bank in April 1995 as Compliance Officer. He was named Vice President -Compliance in December 1996 and was promoted to Senior Vice President - Compliance and Community Affairs in September 2001. He was named Senior Vice President - Chief Compliance Officer and Director of Community Affairs in 2003.

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

B. Michael Rauh, Jr. joined the Bank in 1991 as Vice President - Marketing and was promoted in 1993 to Senior Vice President - Retail Banking. He was named Senior Vice President - Corporate Sales Planning and Delivery in 2003.

James M. Vesey joined the Bank in 1998 as Senior Vice President - Commercial Lending. In 2000, he was named Senior Vice President and Chief Credit Officer. Prior to joining the Bank, he held the position of Senior Vice President and Director of Business Banking at Citizens Bank since December 1995.

PART II

ITEM 5. Market for the Registrant’s Common Stock, Related Stockholder Matters

The Bancorp’s common stock has traded on the Nasdaq National Market since May 1996. Previously, the Bancorp’s stock traded on the Nasdaq Small-Cap Market since June 1992, and had been listed on the Nasdaq Over-The-Counter Market system since June 1987.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2004 and 2003 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter.

2004 Quarters	1	2	3	4

Stock prices:
High	$27.60	$27.56	$26.81	$30.50
Low	23.80	24.28	23.20	25.82

Cash dividend declared per share	$.17	$.17	$.17	$.17

2003 Quarters	1	2	3	4

Stock prices:
High	$20.61	$24.17	$28.49	$29.42
Low	19.36	19.80	22.60	23.94

Cash dividend declared per share	$.15	$.15	$.16	$.16

The Bancorp will continue to review future common stock dividends based on profitability, financial resources and economic conditions. The Bancorp (including the Bank prior to 1984) has recorded consecutive quarterly dividends for over one hundred years.

The Bancorp’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank. A discussion of the restrictions on the advance of funds or payment of dividends to the Bancorp is included in Note 16 to the Consolidated Financial Statements.

At February 25, 2005 there were 2,158 holders of record of the Bancorp’s common stock.

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6. Selected Financial Data
The following tables represent selected consolidated financial data as of and for the years ended December 31, 2004, 2003, 2002, 2001 and 2000. The selected consolidated financial data is derived from the Corporation’s Consolidated Financial Statements. The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information including the Consolidated Financial Statements and related Notes, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K.

Selected Operating Data and Financial Ratios:				(Dollars in thousands)

At or for the years ended December 31,	2004	2003	2002	2001	2000

Financial Results:
Interest income	$96,853	$86,245	$87,339	$87,527	$85,099
Interest expense	42,412	37,446	43,057	48,160	47,231

Net interest income	54,441	48,799	44,282	39,367	37,868
Provision for loan losses	610	460	400	550	1,150

Net interest income after
provision for loan losses	53,831	48,339	43,882	38,817	36,718
Noninterest income	26,905	26,735	23,258	21,485	19,712

Net interest and noninterest income	80,736	75,074	67,140	60,302	56,430
Noninterest expense	50,373	47,632	42,990	41,653	37,548

Income before income taxes	30,363	27,442	24,150	18,649	18,882
Income tax expense	9,534	8,519	7,393	5,541	5,673

Net income	$20,829	$18,923	$16,757	$13,108	$13,209

Per share information ($):
Earnings per share:
Basic	1.57	1.44	1.32	1.09	1.10
Diluted	1.54	1.41	1.30	1.07	1.09
Cash dividends declared (1)	.68	.62	.56	.52	.48
Book value	11.44	10.46	9.87	8.15	7.43
Market value - closing stock price	29.31	26.20	19.53	19.00	14.00

Performance Ratios (%):
Return on average assets	.97	1.03	1.07	1.01	1.14
Return on average shareholders’ equity	14.40	14.15	14.25	13.86	16.14
Dividend payout ratio (2)	44.16	43.97	43.08	48.60	44.04

Asset Quality Ratios (%):
Nonperforming loans to total loans	.38	.29	.53	.63	.58
Nonperforming assets to total assets	.21	.14	.24	.28	.28
Allowance for loan losses to nonaccrual loans	354.49	580.17	370.78	355.20	382.50
Allowance for loan losses to total loans	1.34	1.66	1.95	2.24	2.20
Net charge-offs to average total loans	-	-	.05	.02	.06

Capital Ratios (%):
Total equity to total assets	6.58	6.99	7.37	7.19	7.32
Tier 1 leverage capital ratio	5.35	5.65	5.63	6.84	7.08
Tier 1 risk-based capital ratio	9.15	10.00	10.13	12.63	12.70
Total risk-based capital ratio	10.72	11.57	11.55	14.22	14.35

(1)	Represents historical per share dividends declared by the Bancorp.
(2)
Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share, restated as a result of the 2000 acquisition of Phoenix Investment Management Company, Inc., which was accounted for under the pooling of interests method.

Selected Balance Sheet Data:					(Dollars in thousands)

December 31,	2004	2003	2002	2001	2000

Assets:
Cash and cash equivalents	$52,081	$61,110	$51,048	$50,899	$43,860
Total securities	890,058	839,421	795,833	629,061	511,526
FHLB stock	34,373	31,464	24,582	23,491	19,558
Loans:
Commercial and other	507,711	408,477	382,169	260,633	239,828
Residential real estate	513,695	389,855	280,886	235,359	250,939
Consumer	228,270	162,649	132,071	109,653	106,388

Total loans	1,249,676	960,981	795,126	605,645	597,155
Less allowance for loan losses	16,771	15,914	15,487	13,593	13,135

Net loans	1,232,905	945,067	779,639	592,052	584,020
Goodwill and other intangibles	23,900	24,544	25,260	669	799
Other	74,503	72,201	69,299	66,057	58,304

Total assets	$2,307,820	$1,973,807	$1,745,661	$1,362,229	$1,218,067

Liabilities:
Deposits:
Demand deposits	$189,588	$194,144	$157,539	$134,783	$113,012
NOW accounts	174,727	153,344	120,092	96,288	83,088
Money market accounts	196,775	83,037	75,446	77,947	51,891
Savings accounts	251,920	257,497	275,816	142,718	124,330
Time deposits	644,875	518,119	481,600	365,140	363,363

Total deposits	1,457,885	1,206,141	1,110,493	816,876	735,684
FHLB advances	672,748	607,104	480,080	431,490	377,362
Other borrowings	3,417	2,311	9,183	2,087	3,227
Other liabilities	21,918	20,196	17,184	13,839	12,608
Shareholders' equity	151,852	138,055	128,721	97,937	89,186

Total liabilities and shareholders’ equity	$2,307,820	$1,973,807	$1,745,661	$1,362,229	$1,218,067

Asset Quality:
Nonaccrual loans	$4,731	$2,743	$4,177	$3,827	$3,434
Other real estate owned, net	4	11	86	30	9

Total nonperforming assets	$4,735	$2,754	$4,263	$3,857	$3,443

Selected Quarterly Financial Data				(Dollars in thousands)

2004	Q1	Q2	Q3	Q4	Year

Interest income:
Interest and fees on loans	$13,641	$14,287	$15,762	$17,138	$60,828
Income from securities	8,255	8,107	8,742	8,683	33,787
Dividends on corporate stock and FHLB stock	474	506	562	563	2,105
Interest on federal funds sold
and other short-term investments	20	20	47	46	133

Total interest income	22,390	22,920	25,113	26,430	96,853

Interest expense:
Savings deposits	729	894	1,180	1,324	4,127
Time deposits	4,018	4,130	4,756	5,166	18,070
FHLB advances	4,545	4,789	5,281	5,538	20,153
Other	15	15	14	18	62

Total interest expense	9,307	9,828	11,231	12,046	42,412

Net interest income	13,083	13,092	13,882	14,384	54,441
Provision for loan losses	120	120	120	250	610

Net interest income after provision for loan losses	12,963	12,972	13,762	14,134	53,831

Noninterest income:
Trust and investment management	3,055	3,320	3,218	3,455	13,048
Service charges on deposit accounts	1,170	1,192	1,066	1,055	4,483
Merchant processing fees	597	1,095	1,643	924	4,259
Net gains on loan sales	349	560	348	644	1,901
Income from bank-owned life insurance	299	295	293	288	1,175
Net realized (losses) gains on securities	-	(240)	101	387	248
Other income	470	702	398	221	1,791

Total noninterest income	5,940	6,924	7,067	6,974	26,905

Noninterest expense:
Salaries and employee benefits	6,977	7,218	7,439	7,182	28,816
Net occupancy	816	796	770	819	3,201
Equipment	770	788	837	872	3,267
Merchant processing costs	466	882	1,398	788	3,534
Advertising and promotion	466	538	429	315	1,748
Outsourced services	376	467	357	416	1,616
Legal, audit and professional fees	258	245	379	653	1,535
Amortization of intangibles	161	161	161	161	644
Other	1,390	1,450	1,284	1,888	6,012

Total noninterest expense	11,680	12,545	13,054	13,094	50,373

Income before income taxes	7,223	7,351	7,775	8,014	30,363
Income tax expense	2,268	2,308	2,442	2,516	9,534

Net income	$4,955	$5,043	$5,333	$5,498	$20,829

Weighted average shares outstanding - basic	13,202.6	13,216.1	13,235.7	13,259.7	13,227.8
Weighted average shares outstanding - diluted	13,513.3	13,517.0	13,514.0	13,605.1	13,542.7
Per share information:
Basic earnings per share	$.38	$.38	$.40	$.41	$1.57
Diluted earnings per share	$.37	$.37	$.39	$.40	$1.54
Cash dividends declared per share	$.17	$.17	$.17	$.17	$.68

Selected Quarterly Financial Data				(Dollars in thousands)

2003	Q1	Q2	Q3	Q4	Year

Interest income:
Interest and fees on loans	$12,646	$12,853	$12,568	$13,536	$51,603
Income from securities	8,555	8,333	7,592	7,950	32,430
Dividends on corporate stock and FHLB stock	487	531	528	535	2,081
Interest on federal funds sold
and other short-term investments	37	39	35	20	131

Total interest income	21,725	21,756	20,723	22,041	86,245

Interest expense:
Savings deposits	950	880	724	667	3,221
Time deposits	3,934	3,799	3,740	3,860	15,333
FHLB advances	4,893	4,777	4,514	4,635	18,819
Other	19	18	18	18	73

Total interest expense	9,796	9,474	8,996	9,180	37,446

Net interest income	11,929	12,282	11,727	12,861	48,799
Provision for loan losses	100	160	100	100	460

Net interest income after provision for loan losses	11,829	12,122	11,627	12,761	48,339

Noninterest income:
Trust and investment management	2,533	2,744	2,692	2,800	10,769
Service charges on deposit accounts	1,100	1,348	1,242	1,230	4,920
Net gains on loan sales	1,238	1,441	1,383	628	4,690
Merchant processing fees	457	862	1,412	679	3,410
Income from bank-owned life insurance	284	263	298	316	1,161
Net realized gains on securities	230	400	-	-	630
Other income	191	297	420	247	1,155

Total noninterest income	6,033	7,355	7,447	5,900	26,735

Noninterest expense:
Salaries and employee benefits	6,534	6,619	6,974	6,818	26,945
Net occupancy	762	736	671	810	2,979
Equipment	837	837	830	876	3,380
Merchant processing costs	362	683	1,139	532	2,716
Legal, audit and professional fees	305	281	394	252	1,242
Advertising and promotion	270	542	261	367	1,440
Outsourced services	371	325	328	309	1,333
Debt prepayment penalties	-	941	-	-	941
Amortization of intangibles	180	179	180	180	719
Other	1,357	1,705	1,413	1,472	5,937

Total noninterest expense	10,978	12,848	12,190	11,616	47,632

Income before income taxes	6,884	6,629	6,884	7,045	27,442
Income tax expense	2,134	2,055	2,144	2,186	8,519

Net income	$4,750	$4,574	$4,740	$4,859	$18,923

Weighted average shares outstanding - basic	13,059.3	13,089.4	13,133.8	13,172.3	13,114.1
Weighted average shares outstanding - diluted	13,230.2	13,304.9	13,486.8	13,538.9	13,393.6
Per share information:
Basic earnings per share	$.36	$.35	$.36	$.37	$1.44
Diluted earnings per share	$.36	$.34	$.35	$.36	$1.41
Cash dividends declared per share	$.15	$.15	$.16	$.16	$.62

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Corporation for the periods shown. For a full understanding of this analysis, it should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8 “Financial Statements and Supplementary Data.”

Overview
The Bancorp provides a broad range of banking and financial services through its subsidiary, the Bank. The Bank’s primary source of income is net interest income. The Bank’s lending business includes commercial, residential mortgage and consumer loans. The Bank’s loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island, and to a lesser extent Connecticut and Massachusetts as well as other states. The Bank also offers a full range of retail and commercial deposit products through its seventeen banking offices located in Rhode Island and southeastern Connecticut. Noninterest income is an important source of revenue for Washington Trust. Primary sources of noninterest income are trust and investment management revenues, servicing of deposit accounts, merchant credit card processing and net gains on loan sales. Revenue from trust and investment management services continues to be the largest component of noninterest income.

The Bank faces strong competition from branches of major Rhode Island and regional commercial banks, local branches of certain Connecticut banks, as well as various credit unions, savings institutions and, to some extent, mortgage and finance companies. The principal methods of competition are through interest rates, financing terms and other customer conveniences. Among the external factors affecting Washington Trust’s operating results are market rates of interest, the condition of the financial markets, and both national and regional economic conditions.

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

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan defaults and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1 of this Annual Report on Form 10-K may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Allowance for Loan Losses
Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of specific loan losses, (2) general loss allocations for certain loan types based on credit grade and loss experience factors, and (3) general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with accounting principles generally accepted in the United States of America (SFAS 114, “Accounting by Creditors for Impairment of a Loan--an amendment of FASB Statements No. 5 and 15”). Other individual commercial loans and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, a significant portion of our loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island and to a lesser extent Connecticut and Massachusetts, and a substantial portion of the portfolio is collateralized by real estate in this area, including most consumer loans and those commercial loans not specifically classified as commercial mortgages. A portion of the commercial loans and commercial mortgage loans are to borrowers in the hospitality and tourism industry. Further, economic conditions which may affect the ability of borrowers to meet debt service requirements are considered, including interest rates and energy costs. Results of regulatory examinations, historical loss ranges, portfolio composition including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered.

The Corporation’s Audit Committee of the Board of Directors is responsible for oversight of the loan review process. This process includes review of the Bank’s procedures for determining the adequacy of the allowance for loan losses, administration of its internal credit rating systems and the reporting and monitoring of credit granting standards.

Accounting for Acquisitions and Review of Goodwill for Impairment
For acquisitions accounted for under the purchase method, the Corporation is required to record assets acquired and liabilities assumed at their fair value, which in many instances involve estimates based on third party, internal or other valuation techniques. In addition, purchase acquisitions typically result in goodwill or other intangible assets, which are subject to ongoing periodic impairment tests. Goodwill is evaluated for impairment using market value comparisons for similar institutions. The valuation technique contains estimates as to the comparability of the selected market information to the specifics of the Corporation. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. In connection with the April 2002 acquisition of First Financial Corp., the Corporation has recorded $22.6 million of goodwill and $1.3 million of intangible assets as of December 31, 2004.

Other-Than-Temporary Impairment
The Corporation records an investment impairment charge at the point it believes an investment security has experienced a decline in value that is other-than-temporary. In determining whether an other-than-temporary impairment has occurred, the Corporation reviews information about the issuer of the security that is publicly available, analyst reports, applicable industry data, the magnitude of the impairment, the length of time the security has been impaired and other pertinent information. The investment is written down to its current fair value through a charge to earnings at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of the issuer or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

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

Results of Operations
Comparison of 2004 to 2003
Net income for the year ended December 31, 2004 amounted to $20.8 million, up 10% from $18.9 million reported for 2003. On a diluted per share basis, the Corporation earned $1.54 for 2004, up 9%, from the $1.41 earned in 2003. The rates of return on average equity and average assets for 2004 were 14.40% and 0.97%, respectively. Comparable amounts for 2003 were 14.15% and 1.03%, respectively.

Net Interest Income
Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and continues to be the primary source of Washington Trust’s operating income. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $54.4 million for 2004, an increase of 12% from the $48.8 million reported for 2003.

The following discussion presents net interest income on a fully taxable equivalent (FTE) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

FTE net interest income for 2004 amounted to $55.4 million, up $5.6 million, or 11%, from the $49.8 million reported for 2003. The Corporation experienced strong balance sheet growth in 2004. Average interest-earning assets amounted to $2.023 billion for 2004, up 17% from $1.725 billion for 2003. This increase was mainly due to an increase in average balances of loans, resulting from purchases of residential mortgage loans as well as growth in commercial and consumer loans. Average interest-bearing liabilities increased $272.0 million, or 18%, in 2004, as deposit growth, along with additional borrowings, were utilized to fund the Corporation's asset growth.

The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for 2004 and 2003 were 2.74% and 2.89%, respectively. The decline in the net interest margin reflects the decline in yields on loans and securities offset somewhat by lower funding costs. The interest rate spread decreased from 2.60% in 2003 to 2.48% in 2004. The yield on interest-earning assets declined 22 basis points during 2004, while the cost of interest-bearing liabilities decreased 10 basis points.

Average loans increased $243.0 million, or 28%, during 2004, while the FTE rate of return on total loans declined 49 basis points in 2004 and amounted to 5.52%. This decrease in the yield on total loans was primarily due to lower marginal yields on loans as compared to the prior year and a decline in yields on new loan originations. Average residential real estate loans increased $129.5 million, or 40%, in 2004, primarily due to purchases of loans from other institutions. The yield on residential real estate loans decreased 57 basis points from the prior year, and amounted to 5.04%. Average commercial loans rose $58.1 million, or 15%, in 2004, while the yield on commercial loans declined 38 basis points to 6.44%. Average consumer loans rose $55.5 million, or 39%, in 2004. The yield on consumer loans declined 16 basis points from the prior year to 4.52%, primarily due to a decline in the yield on home equity loans.

Total average securities increased $54.8 million, or 6%, in 2004, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 4.01% in 2004, down from 4.10% in 2003. The decrease in yields on securities reflects a combination of lower yields on variable rate securities tied to short-term interest rates and lower marginal rates on reinvestment of cash flows in 2004 relative to the prior year.

NOW account deposits and savings accounts continue to be the least costly sources of funding for the Bank. Average NOW account deposits increased $28.3 million, or 21%, in 2004. The rate paid on NOW account deposits was 0.21% in 2004, compared to 0.24% in 2003. Average savings deposits decreased $12.7 million, or 5%, with a decrease of 19 basis points in the rate paid in 2004. Average money market account deposits rose $78.2 million, or 105%, with an increase of 46 basis points in the rate paid in 2004. The increase in the rate paid on money market accounts was due in part to higher rates paid on larger balance, premium money market account balances. Average time deposits increased $90.8 million, or 19%, in 2004. The rate paid on time deposits for 2004 was 3.14%, compared to 3.16% in 2003. In addition, average demand deposits, an interest-free source of funding, amounted to $193.9 million in 2004, up $19.6 million, or 11%, from 2003.

Average FHLB advances increased by $87.8 million, or 16%, from 2003 and amounted to $644.5 million. The average rate paid on FHLB advances in 2004 was 3.13%, a decrease of 25 basis points from the rate paid in 2003.

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

Years ended December 31,		2004			2003			2002
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$450,898	22,737	5.04	$321,442	18,044	5.61	$246,915	16,989	6.88
Commercial and other loans	454,251	29,266	6.44	396,148	27,009	6.82	341,434	25,632	7.51
Consumer loans	198,857	8,984	4.52	143,370	6,703	4.68	121,110	7,122	5.88
Total loans	1,104,006	60,987	5.52	860,960	51,756	6.01	709,459	49,743	7.01

Federal funds sold and other short-term investments	12,371	133	1.08	14,911	131.88		14,477	219	1.52
Taxable debt securities	835,091	33,125	3.97	781,425	31,755	4.06	674,095	34,746	5.15
Nontaxable debt securities	16,430	1,018	6.20	16,079	1,038	6.46	19,544	1,267	6.48
Corporate stocks and FHLB stock	54,706	2,543	4.65	51,372	2,534	4.93	43,491	2,379	5.47
Total securities	918,598	36,819	4.01	863,787	35,458	4.10	751,607	38,611	5.14

Total interest-earning assets	2,022,604	97,806	4.84	1,724,747	87,214	5.06	1,461,066	88,354	6.05

Cash and due from banks	38,437			34,639			29,069
Allowance for loan losses	(16,332)			(15,696)			(15,016)
Premises and equipment, net	24,836			25,270			23,741
Other	79,361			76,979			69,803
Total assets	$2,148,906			$1,845,939			$1,568,663

Liabilities and
Shareholders’ Equity:
NOW accounts	$162,714	341	0.21	$134,432	322	0.24	$106,188	559	0.53
Money market accounts	152,664	2,205	1.44	74,435	731	0.98	75,216	1,280	1.70
Savings accounts	257,274	1,581	0.61	269,927	2,168	0.80	218,144	3,759	1.72
Time deposits	575,877	18,070	3.14	485,126	15,333	3.16	454,239	16,776	3.69
FHLB advances	644,520	20,153	3.13	556,689	18,819	3.38	431,000	20,596	4.78
Other	2,014	62	3.10	2,454	73	2.94	3,539	87	2.46

Total interest-bearing liabilities	1,795,063	42,412	2.36	1,523,063	37,446	2.46	1,288,326	43,057	3.34

Demand deposits	193,905			174,338			149,382
Other liabilities	15,281			14,813			13,364
Shareholders’ equity	144,657			133,725			117,591
Total liabilities and shareholders’ equity	$2,148,906			$1,845,939			$1,568,663

Net interest income		$55,394			$49,768			$45,297

Interest rate spread			2.48			2.60			2.71
Net interest margin			2.74			2.89			3.10

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2004	2003	2002
Commercial and other loans	$159	$153	$167
Nontaxable debt securities	356	363	442
Corporate stocks and FHLB stock	438	453	406

Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a fully taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated.

		2004/2003			2003/2002
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest on interest-earning assets:
Residential real estate loans	$6,674	(1,981)	4,693	$4,546	(3,491)	1,055
Commercial and other loans	3,817	(1,560)	2,257	3,870	(2,493)	1,377
Consumer loans	2,518	(237)	2,281	1,179	(1,598)	(419)
Federal funds sold and
other short-term investments	(25)	27	2	6	(94)	(88)
Taxable debt securities	2,099	(729)	1,370	5,025	(8,016)	(2,991)
Nontaxable debt securities	22	(42)	(20)	(225)	(4)	(229)
Corporate stocks and FHLB stock	158	(149)	9	405	(250)	155

Total interest income	15,263	(4,671)	10,592	14,806	(15,946)	(1,140)

Interest on interest-bearing liabilities:
NOW accounts	62	(43)	19	124	(361)	(237)
Money market accounts	1,064	410	1,474	3	(552)	(549)
Savings accounts	(95)	(492)	(587)	745	(2,336)	(1,591)
Time deposits	2,835	(98)	2,737	1,083	(2,526)	(1,443)
FHLB advances	2,803	(1,469)	1,334	5,135	(6,912)	(1,777)
Other	(14)	3	(11)	(30)	16	(14)

Total interest expense	6,655	(1,689)	4,966	7,060	(12,671)	(5,611)

Net interest income	$8,608	(2,982)	5,626	$7,746	(3,275)	4,471

Provision and Allowance for Loan Losses
For the years ended December 31, 2004 and 2003, the Corporation’s provision for loan losses amounted to $610 thousand and $460 thousand, respectively. The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses increased from $15.9 million at December 31, 2003 to $16.8 million at December 31, 2004. See the additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. For the year ended December 31, 2004, recurring noninterest income, which excludes net realized gains on securities, accounted for 33% of total revenues (net interest income plus recurring noninterest income). Washington Trust’s primary sources of recurring noninterest income are trust and investment management fees, service charges on deposit accounts, net gains on loan sales and merchant credit card processing fees. Also included in noninterest income are earnings generated from bank-owned life insurance (“BOLI”). Noninterest income, excluding net realized gains on securities, amounted to $26.7 million for 2004, up $552 thousand from $26.1 million reported for 2003. The Corporation recognized net realized gains on securities amounting to $248 thousand and $630 thousand in 2004 and 2003, respectively.

The following table presents a noninterest income comparison for the years ended December 31, 2004 and 2003:

(Dollars in thousands)	2004	2003	$ Change	% Change

Noninterest income:
Trust and investment management fees	$13,048	$10,769	$2,279	21%
Service charges on deposit accounts	4,483	4,920	(437)	(9)%
Merchant processing fees	4,259	3,410	849	25%
Net gains on loan sales	1,901	4,690	(2,789)	(59)%
Income from bank-owned life insurance	1,175	1,161	14	1%
Other income	1,791	1,155	636	55%

Subtotal	26,657	26,105	552	2%

Net realized gains on securities	248	630	(382)	(61)%

Total noninterest income	$26,905	$26,735	$170	1%

Revenue from trust and investment management services continues to be the largest component of noninterest income. This revenue is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets. Trust and investment management fees represented 49% of noninterest income (excluding net realized gains on securities). For the year 2004, trust and investment management fees totaled $13.0 million, up $2.3 million, or 21%, from 2003. The market value of trust and investment management assets under administration amounted to $1.871 billion and $1.742 billion at December 31, 2004 and 2003, respectively.

Service charges on deposit accounts declined 9% in 2004, due in part to deposit account pricing strategies utilized to attract new deposits in a highly competitive marketplace. “In-market” deposit balances (which exclude brokered certificates of deposit) rose 18% in 2004 partly as a result of such strategies.

Merchant processing fees increased 25% in 2004 due to increases in the volume of transactions processed. Merchant processing fees represents charges to merchants for credit card transactions processed.

Net gains on loan sales decreased $2.8 million, or 59%, in 2004, due to a decline in fixed rate residential mortgage origination and sales activity. Included in net gains on loan sales in 2004 and 2003 were approximately $789 thousand and $425 thousand, respectively, in net gains on sales of Small Business Administration (“SBA”) loans.

Income from bank-owned life insurance (“BOLI”) amounted to $1.2 million for the each of the years ended December 31, 2004 and 2003. BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The cash surrender value of BOLI was $29.2 million at December 31, 2004 compared to $28.1 million at December 31, 2003. BOLI is invested in the “general account” of quality insurance companies. Standard and Poors rated all such general account carriers “AA” or better at December 31, 2004. The BOLI investment provides a means to mitigate increasing employee benefit costs.

Loan servicing fees (which are included in other income) amounted to $234 thousand for the year ended December 31, 2004, up $108 thousand from 2003 primarily due a lower level of valuation adjustments on loan servicing rights recorded as reductions to servicing fees. Also, included in other income in 2004 was $280 thousand recovered as a result of a favorable litigation decision.

Noninterest Expense
For the year ended December 31, 2004, noninterest expense amounted to $50.4 million, up 6% from the $47.6 million reported in 2003. Exclusive of the debt prepayment penalty charge of $941 thousand in 2003, noninterest expenses increased 8% in 2004.

The following table presents a noninterest expense comparison for the years ended December 31, 2004 and 2003:

(Dollars in thousands)	2004	2003	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$28,816	$26,945	$1,871	7%
Net occupancy	3,201	2,979	222	7%
Equipment	3,267	3,380	(113)	(3)%
Merchant processing costs	3,534	2,716	818	30%
Advertising and promotion	1,748	1,440	308	21%
Outsourced services	1,616	1,333	283	21%
Legal, audit and professional fees	1,535	1,242	293	24%
Amortization of intangibles	644	719	(75)	(10)%
Other	6,012	5,937	75	1%

Subtotal	50,373	46,691	3,682	8%

Debt prepayment penalties	-	941	(941)	(100)%

Total noninterest expense	$50,373	$47,632	$2,741	6%

Salaries and employee benefit expense, the largest component of total noninterest expense, increased $1.9 million, or 7%, in 2004. The increase in salaries and employee benefit expense was mainly due to merit pay increases as well as higher defined benefit pension costs, performance-based compensation and health insurance premiums. Merit pay increases resulted in a $645 thousand, or 3%, increase in salaries and wages. Pension expense (which is included in salaries and employee benefits expense) was $1.5 million and $1.1 million for the years ended December 31, 2004 and 2003, respectively. Pension expense increased primarily due to higher service cost and a lower discount rate. Performance-based compensation expense increased $216 thousand, or 6%, in 2004. Health insurance premiums amounted to $2.5 million in 2004, up $165 thousand, or 7%, from 2003.

Also included in salaries and employee benefits expense was stock compensation expense associated with restricted stock and restricted stock units awarded under the Bancorp’s 1997 Equity Incentive Plan, as amended. Stock compensation expense amounted to $135 thousand and $31 thousand in 2004 and 2003, respectively. Stock options granted during 2004 and in prior years did not require the recognition of any expense in the Consolidated Statements of Income during those periods. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement No. 123, “Share-Based Payment”, which requires that all companies expense the fair value of employee stock options in accordance with the Statement effective as of the beginning of the first interim or annual reporting period that begins after June 15, 2005.

Net occupancy expense in 2004 increased 7%. The increase was primarily due to higher rental expense for premises leased by the Bank. Equipment expense decreased 3% in 2004 primarily due to lower depreciation expense on furniture and equipment.

Merchant processing costs increased 30% in 2004 due to increases in the volume of transactions processed. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.

Advertising and promotion expense increased 21% in 2004. The increase was primarily attributable to stronger marketing and promotion efforts for products such as demand deposit accounts and home equity lines of credit.

Outsourced services increased 21% in 2004 due to higher costs for data processing services and third party vendor costs, including online banking.

Legal, audit and professional fees totaled $1.5 million in 2004, up from $1.2 million in 2003. Included in legal, audit and professional fees in 2004 were approximately $602 thousand of audit and professional fees incurred to comply with the internal control documentation and testing standards of Section 404 of the Sarbanes-Oxley Act. The Corporation expects that some portion of these costs will be incurred annually in future years.

Included in other noninterest expense for 2004 were contributions of appreciated equity securities to the Corporation’s charitable foundation amounting to $454 thousand and $433 thousand in 2004 and 2003, respectively. These transactions resulted in realized securities gains of $387 thousand and $400 thousand, respectively, for the same periods. Also included in other noninterest expenses for 2004 were costs of $307 thousand associated with the conversion of certain technology systems.

In the second quarter of 2003, the Corporation recorded debt prepayment penalties of $941 thousand ($649 thousand after tax, amounting to $.05 per diluted share), related to the prepayment of certain higher interest rate FHLB advances consummated to reduce future funding costs. No debt prepayment penalties were incurred in 2004.

Taxes
Income tax expense amounted to $9.5 million and $8.5 million in 2004 and 2003, respectively. The Corporation’s effective tax rate was 31.4% in 2004, compared to a rate of 31.0% in 2003. These rates differed from the federal rate of 35.0% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

The Corporation’s net deferred tax asset amounted to $3.2 million at December 31, 2004 and 2003. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through carryback to taxable income in prior years and future reversals of existing taxable temporary differences. (See Note 13 to the Consolidated Financial Statements for additional information regarding income taxes.)

Comparison of 2003 with 2002
Net income for the year ended December 31, 2003 amounted to $18.9 million, up 13% from the $16.8 million reported for 2002. Washington Trust earned $1.41 per diluted share for 2003, up 8% from the $1.30 earned in 2002. The rates of return on average equity and average assets for 2003 were 14.15% and 1.03%, respectively. Comparable amounts for the year 2002 were 14.25% and 1.07%, respectively.

In June 2003, the Corporation recorded debt prepayment penalties of $941 thousand ($649 thousand after tax, amounting to $.05 per diluted share), related to the prepayment of certain higher interest rate FHLB advances consummated to reduce future funding costs. As calculated at the time of restructuring, the Corporation expected that this debt restructuring would result in future interest expense savings of approximately $510 thousand on an annualized basis over the remaining term of the prepaid debt. In the second quarter of 2002, the Corporation completed the acquisition of First Financial Corp., and recorded acquisition-related expenses of $605 thousand ($417 thousand after tax, amounting to $.03 per diluted share).

For the year ended December 31, 2003, net interest income (the difference between interest earned on loans and securities and interest paid on deposits and other borrowings) amounted to $48.8 million, up 10% from $44.3 million for 2002. The increase in net interest income was due to growth in interest-earning assets including assets acquired through the April 2002 acquisition of First Financial Corp. Although net interest income increased, the net interest margin (FTE net interest income as a percentage of average interest-earning assets) for 2003 amounted to 2.89%, down 21 basis points from 3.10% for 2002. The decrease in the net interest margin reflected a decline in yields on loans and securities, which was offset somewhat by lower funding costs of interest-bearing deposits and FHLB advances. The interest rate spread decreased from 2.71% in 2002 to 2.60% in 2003. Earning asset yields declined 99 basis points during 2003, while the cost of interest-bearing liabilities decreased 88 basis points.

Other noninterest income (noninterest income excluding net realized gains on securities) amounted to $26.1 million for the year 2003, up 16% from the 2002 amount of $22.6 million. The growth in noninterest income in 2003 was primarily attributable to increases in net gains on loan sales and service charges on deposits.

Revenue from trust and investment management services continues to be the largest component of noninterest income. Trust and investment management fees represented 40% of noninterest income in 2003. For the year ended December 31, 2003, trust and investment management fees, which are closely tied to the performance of the financial markets, totaled $10.8 million, up $598 thousand, or 6%, from the $10.2 million reported for 2002. The market value of trust and investment management assets under administration amounted to $1.742 billion and $1.524 billion at December 31, 2003 and 2002, respectively.

Net gains on loan sales totaled $4.7 million in 2003, up $1.8 million, or 63%, from 2002. As a result of the decline in interest rates during most of 2003, the Corporation experienced heavy residential mortgage activity, predominantly refinancing, which increased the amount of loans sold into the secondary market. Included in net gains on loan sales in 2003 and 2002 were approximately $425 thousand and $201 thousand, respectively, in net gains on sales of SBA loans.

Service charges on deposit accounts amounted to $4.9 million for the year ended December 31, 2003, up 30% from the $3.8 million earned in 2002. Growth in the Corporation’s total deposit base, as well as changes in the fee structures of various deposit products during 2003, were contributing factors in this increase.

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

For the year ended December 31, 2003, noninterest expense amounted to $47.6 million, up $4.6 million, or 11%, from $43.0 million reported in 2002. Exclusive of the debt prepayment penalties in 2003 and the acquisition costs in 2002, the increase in noninterest expenses was primarily due to normal growth, costs associated with the opening of the Warwick branch in the second quarter of 2003 and higher operating costs resulting from the acquisition of First Financial Corp. Salaries and benefit expense, the largest component of total noninterest expense, amounted to $26.9 million for 2003, up 13% from the $23.8 million reported for 2001. Legal, audit and professional fees totaled $1.2 million for 2003, down from $1.9 million in 2002. Included in legal, audit and professional fees in 2002 were approximately $831 thousand in costs associated with a special consulting project in connection with trust and investment management services.

Total consolidated assets amounted to $1.974 billion at December 31, 2003, up 13% from the December 31, 2002 balance of $1.746 billion. Average assets rose 18% during 2003 and amounted to $1.846 billion.

During 2003, total loans increased $165.9 million to $961.0 million, with the largest increase in residential real estate loans. The Corporation purchased a total of $132.0 million of fixed and adjustable rate residential mortgages from other financial institutions in 2003. The purchases of loans were funded with FHLB advances and brokered certificates of deposit. Consumer loans increased $30.6 million, or 23%, from the balance at December 31, 2002, primarily due to growth in home equity lines. Commercial loans increased $26.3 million, or 7%, to $408.5 million at December 31, 2003.

Total securities were $839.4 million at December 31, 2003, up $43.6 million from the balance at December 31, 2002. The increase in securities was mainly due to purchases of mortgage-backed securities, U.S. government agency securities and corporate bonds.

Total deposits at December 31, 2003 amounted to $1.206 billion, up $95.6 million, or 9%, from the December 31, 2002 balance of $1.110 billion. Demand deposits increased $36.6 million, or 23%, in 2003 and totaled $194.1 million at December 31, 2003. The increase in demand deposits included a temporary placement of approximately $18.6 million in funds on deposit at December 31, 2003 that were withdrawn in January 2004. Savings deposits rose $22.5 million in 2003 and amounted to $493.9 million at December 31, 2003. Time deposits totaled $518.1 million at December 31, 2003, up $36.5 million from the 2002 balance, primarily due to increases in brokered certificates of deposit. Total brokered certificates of deposit amounted to $118.2 million at December 31, 2003, compared to $56.5 million at December 31, 2002. In 2003, FHLB advances increased $127.0 million to $607.1 million at December 31, 2003.

Nonaccrual loans as a percentage of total loans at December 31, 2003 were .29%, down from .53% at December 31, 2002. Similarly, nonperforming assets (nonaccrual loans and property acquired through foreclosure) as a percent of total assets at December 31, 2003 amounted to .14% as compared to .24% at December 31, 2002.

The allowance for loan losses amounted to $15.9 million, or 1.66% of total loans, at December 31, 2003, compared to $15.5 million, or 1.95% of total loans, at December 31, 2002. The Corporation incurred favorable loan loss experience in 2003 as indicated by a $33 thousand excess of actual charge-offs over loan loss recoveries. In 2002, charge-offs, net of recoveries, amounted to $335 thousand.

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

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits. Deposits (demand, NOW, money market, savings and time deposits) funded approximately 62.4% of total average assets in 2004. Other sources of funding include discretionary use of purchased liabilities (i.e., FHLB term advances and federal funds purchased), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during 2004. Net loans as a percentage of total assets amounted to 53% at December 31, 2004, compared to 48% at December 31, 2003. Total securities as a percentage of total assets amounted to 39% at December 31, 2004, down from 43% at December 31, 2003.

For the year ended December 31, 2004, net cash provided by financing activities amounted to $310.2 million and was generated primarily from the $251.8 million in overall growth in deposits. Additionally, proceeds from FHLB advances totaled $1.1 billion, while repayments of FHLB advances totaled $1.0 billion in 2004. Net cash used in investing activities was $346.0 million in 2004, the majority of which was used to fund internal loan growth and purchase residential mortgages and debt securities. In 2004, the Corporation purchased $119.8 million of mainly adjustable rate residential mortgages from other institutions. In addition, the Corporation purchased $2.9 million of FHLB stock based on its level of FHLB advances in 2004 and the Corporation expended $2.4 million to upgrade and expand equipment and premises to support its operations. Net cash provided by operating activities amounted to $26.8 million in 2004, $20.8 million of which was generated by net income. See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.

At December 31, 2004 and 2003, total shareholders’ equity amounted to $151.9 million and $138.1 million, respectively. The increase of $13.8 million in shareholder’s equity in 2004 was primarily attributable to net income of $20.8 million, partially offset by $9.0 million in dividends to shareholders.

Accumulated other comprehensive income increased $836 thousand in 2004 due to increases in net unrealized gains on securities. In addition, shares issued (principally for stock option exercises) increased shareholders’ equity by $1.2 million in 2004.

The ratio of total equity to total assets amounted to 6.58% at December 31, 2004, compared to 6.99% at December 31, 2003. Book value per share at December 31, 2004 amounted to $11.44, a 9% increase from the year-earlier amount of $10.46 per share.

The Corporation is subject to various regulatory capital requirements. The Corporation is categorized as well-capitalized under the regulatory framework for prompt corrective action. See Note 16 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments. The following table summarizes our contractual cash obligation and other commitments at December 31, 2004.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$672,748	$222,137	$209,123	$170,309	$71,179
Operating lease obligations	1,621	534	669	418	-
Software licensing arrangements	1,300	612	528	96	64
Treasury, tax and loan demand note	2,835	2,835	-	-	-
Other borrowings	582	71	128	58	325

Total contractual obligations	$679,086	$226,189	$210,448	$170,881	$71,568

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration - Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$87,249	$61,588	$12,085	$5,176	$8,400
Home equity lines	150,175	3,697	4,785	8,870	132,823
Other loans	20,870	18,809	-	2,061	-
Standby letters of credit	9,737	1,712	7,675	350	-
Forward loan commitments to:
Originate loans	2,846	2,846	-	-	-
Sell loans	3,947	3,947	-	-	-

Total commitments	$274,824	$92,599	$24,545	$16,457	$141,223

See additional discussion under the caption “Off-Balance Sheet Arrangements” and Note 9 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

Asset/Liability Management and Interest Rate Risk
The ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk. Interest rate risk is the risk of loss to future earnings due to changes in interest rates. The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with Washington Trust’s liquidity, capital adequacy, growth, risk and profitability goals.

The ALCO manages the Corporation’s interest rate risk using income simulation to measure interest rate risk inherent in the Corporation’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, the month 13 to month 24 horizon and a 60-month horizon. The simulations assume that the size and general composition of the

Corporation’s balance sheet remain static over the simulation horizons and take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of December 31, 2004 and 2003, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60 month simulation horizon.

The ALCO reviews a variety of interest rate shift scenario results to evaluate interest risk exposure, including scenarios showing the effect of steepening or flattening changes in yield curve shape as well as parallel changes in interest rates. Because income simulations assume that the Corporation’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The following table sets forth the estimated change in net interest income from a flat interest rate scenario over a 12-month period for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of December 31, 2004 and 2003. Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their historical insensitivity to rate changes. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the next 12 months.

	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Decrease	Rate Increase	Rate Increase
December 31, 2004	-1.31%	1.26%	2.26%
December 31, 2003	-1.04%	2.34%	4.02%

The ALCO estimates that the negative exposure of net interest income to falling rates results from the difficulty of reducing rates paid on core savings deposits significantly below current levels. If rates were to fall and remain low for a sustained period, core savings deposit rates would likely not fall as fast as other market rates, while asset yields would decline as current asset holdings mature or reprice. The pace of asset cash flows would also be likely to increase in a falling rate environment due to more rapid mortgage-related prepayments and redemption of callable securities. While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk since the repricing, maturity and prepayment characteristics of financial instruments may change to a different degree than estimated. Specifically, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income. Changes in prepayment speeds can also affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. The sensitivity of core savings deposits to fluctuations in interest rates could also differ from the ALCO’s simulation assumptions, and could result in changes in both liability mix and interest expense that differ from those used to estimate interest rate risk exposure. Income simulation results assume that changes in core savings deposit rates are related to changes in short-term interest rates. The assumed relationship and correlation between short-term interest rate changes and core deposit rate changes used in income simulation may fluctuate over time based on the ALCO’s assessment of market conditions.

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of December 31, 2004 and 2003 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points

U.S. Treasury and government-sponsored agency securities (noncallable)	$3,031	$(5,399)
U.S. government-sponsored agency securities (callable)	575	(3,025)
Mortgage-backed securities	4,931	(26,794)
Corporate securities	1,074	(2,029)

Total change in market value as of December 31, 2004	$9,611	$(37,247)

Total change in market value as of December 31, 2003	$6,371	$(27,507)

See additional discussion under the caption “Off-Balance Sheet Arrangements” and Note 9 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

Financial Condition
Summary
Consolidated total assets increased $334.0 million, or 17%, in 2004. The growth in total assets was mainly attributable to internal loan growth and purchases of residential mortgages. Total liabilities increased $320.2 million in 2004, primarily due to growth in total deposits. Shareholders’ equity totaled $151.9 million at December 31, 2004, up 10% from 2003.

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

Securities Available for Sale
The carrying value of securities available for sale at December 31, 2004 amounted to $735.7 million, an increase of $61.8 million, or 9%, over the December 31, 2003 balance of $673.8 million. This increase was due primarily to purchases of mortgage-backed securities and U.S. government agency securities. At December 31, 2004 and 2003, the net unrealized gains on securities available for sale amounted to $11.5 million and $10.3 million, respectively. See Note 4 to the Consolidated Financial Statements for detail of unrealized gains and losses associated with securities available for sale.

Securities Held to Maturity
As a result of principal paydowns on mortgage-backed securities and a called FHLB security, the carrying value of securities held to maturity decreased $11.2 million in 2004, to $154.4 million at December 31, 2004. The expectation of rising interest rates in the second half of 2004 resulted in lower market values for the majority of debt security holdings. As a result, the net unrealized gain on securities held to maturity amounted to $1.9 million at December 31, 2004, down from $3.8 million at December 31, 2003.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances. As of December 31, 2004 and 2003, the Corporation’s investment in FHLB stock totaled $34.4 million and $31.5 million, respectively.

Loans
The Corporation experienced strong loan growth in 2004. Total loans increased 30% in 2004 and amounted to $1.250 billion at December 31, 2004. The increase was the result of both internal loan growth as well as loans purchased from other parties.

The Corporation originates residential mortgages for both portfolio and sale and purchases mortgages from other financial institutions. Residential real estate loans grew $123.8 million, or 32%, in 2004, including an increase of $71.7 million in purchased mortgages. Substantially all of the increase in purchased mortgages consisted of adjustable rate loans. Included in residential mortgages at December 31, 2004 were $19.0 million in homeowner construction loans, an increase of $4.8 million from December 31, 2003.

Commercial loans, including commercial real estate and construction loans, increased $99.2 million, or 24%, in 2004 to $507.7 million at year-end, substantially all of which was the result of internal growth. Approximately 40% of the growth occurred in the category of commercial real estate and 17% in construction loans.

Consumer loans amounted to $228.3 million at December 31, 2004, up $65.6 million, or 40% in 2004, primarily due to growth in home equity lines and loans. Home equity lines and loans amounted to approximately 92% and 94% of consumer loans at December 31, 2004 and 2003, respectively. Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Investment in Bank-Owned Life Insurance (BOLI)
BOLI amounted to $29.2 million and $28.1 million at December 31, 2004 and 2003, respectively. BOLI provides a means to mitigate increasing employee benefit costs. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an interest sensitive asset on the Corporation’s consolidated balance sheet that provides monthly tax-free income to the Corporation. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is included in the Corporation’s consolidated balance sheets at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Corporation’s consolidated statements of income.

Deposits
Total deposits amounted to $1.458 billion at December 31, 2004, up 21% from the balance at December 31, 2003, with the largest increases in money market and time deposits. Money market deposits increased $113.7 million in 2004 and amounted to $196.8 million at December 31, 2004. Time deposits increased $126.8 million, or 24%, in 2004, primarily due to increases in consumer certificates of deposit and brokered certificates of deposit. The Corporation utilizes brokered time deposits as a funding source, generally with maturities ranging from three to five years. Total brokered certificates of deposit amounted to $169.6 million at December 31, 2004, up from $118.2 million at December 31, 2003. Demand deposits amounted to $189.6 million at December 31, 2004. Included in demand deposits at December 31, 2003 was a temporary placement of approximately $18.6 million in funds on deposit that were withdrawn in January 2004. Excluding this temporary placement of funds at December 31, 2003, demand deposits increased $14.0 million, or 8%, in 2004.

Borrowings
Washington Trust uses advances from the Federal Home Loan Bank of Boston as well as other borrowings as part of its overall funding strategy. The additional FHLB advances and other borrowings were used to meet short-term liquidity needs, to fund loan growth and to purchase loans and securities. FHLB advances increased $65.6 million in 2004 and totaled $672.7 million at December 31, 2004. See Note 11 to the Consolidated Financial Statements for additional information about borrowings.

Asset Quality
The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee. The Finance Committee reviews and approves large exposure credit requests, monitors asset quality on a regular basis and has approval authority for credit granting policies. The Audit Committee oversees management’s system and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the allowance for loan losses. The Bank’s practice is to identify problem credits early and take charge-offs as promptly as practicable.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned. Nonperforming assets were .21% of total assets at December 31, 2004, compared to .14% at December 31, 2003. The increase was largely due to a single commercial lending relationship classified as nonaccrual during 2004 with a carrying value of $1.9 million at December 31, 2004. Nonaccrual loans as a percentage of total loans increased from .29% at the end of 2003 to .38% at December 31, 2004. Approximately $1.2 million, or 26% of total nonaccrual loans, were less than 90 days past due at December 31, 2004.

The following table presents nonperforming assets and related ratios:

(Dollars in thousands)

December 31,	2004	2003

Nonaccrual loans:
Residential real estate	$1,027	$946
Commercial and other:
Mortgages	2,357	342
Construction and development	390	-
Other	730	1,236
Consumer	227	219

Total nonaccrual loans	4,731	2,743

Other real estate owned, net	4	11

Total nonperforming assets	$4,735	$2,754

Nonaccrual loans as a percentage of total loans	.38%	.29%
Nonperforming assets as a percentage of total assets	.21%	.14%

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

There were no accruing loans 90 days or more past due at December 31, 2004 and 2003.

(Dollars in thousands)

December 31,	2004	2003

Nonaccrual loans 90 days or more past due	$3,498	$1,721
Nonaccrual loans less than 90 days past due	1,233	1,022

Total nonaccrual loans	$4,731	$2,743

Restructured Loans
Loans are considered restructured when the Corporation has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. At December 31, 2004, there were no restructured loans included in nonaccrual loans. Included in nonaccrual loans at December 31, 2003, was a loan with a carrying value of $33 thousand whose terms had been restructured. There were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

Other Real Estate Owned and Repossessed Assets
Other real estate owned and repossessed assets is comprised of properties acquired through foreclosure and other legal means, and loans determined to be substantively repossessed. A loan is considered to be substantively repossessed when the Corporation has taken possession of the collateral, but has not completed legal foreclosure proceedings. These assets are carried at the lower of cost or fair value minus estimated costs to sell. A valuation allowance is maintained for declines in market value and estimated selling costs.

At December 31, 2004 and 2003, the balance of other real estate owned and repossessed assets was insignificant and was reported in other assets in the Corporations’ Consolidated Balance Sheets. Washington Trust occasionally provides financing to facilitate the sales of some of these properties. Financing is generally provided at market rates with credit terms similar to those available to other borrowers.

Allowance for Loan Losses
The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. See additional discussion regarding the allowance for loan losses under the caption “Critical Accounting Policies”.

The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The allowance for loan losses amounted to $16.8 million, or 1.34% of total loans, at December 31, 2004, compared to $15.9 million, or 1.66%, at December 31, 2003.

The following table reflects the activity in the allowance for loan losses:

(Dollars in thousands)

Years ended December 31,	2004	2003

Beginning balance	$15,914	$15,487
Charge-offs, net of recoveries:
Residential:
Mortgages	-	-
Homeowner construction	-	-
Commercial:
Mortgages	(179)	17
Construction and development	34	-
Other	312	(23)
Consumer	80	(27)

Net recoveries (charge-offs)	247	(33)
Provision for loan losses	610	460

Ending balance	$16,771	$15,914

Allowance for loan losses to nonaccrual loans	354.49%	580.17%
Allowance for loan losses to total loans	1.34%	1.66%

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk”.

ITEM 8. Financial Statements and Supplementary Data

The financial statements and supplementary data are contained herein.

Management’s Annual Report on Internal Control Over Financial Reporting

The management of Washington Trust Bancorp, Inc. and subsidiary (the “Corporation” or “Washington Trust”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. Washington Trust’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Washington Trust’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2004, the Corporation’s internal control over financial reporting is effective based on those criteria.

Washington Trust’s independent registered public accounting firm has issued an attestation report on our assessment of the Corporation’s internal control over financial reporting. This report appears on page 46 of this Annual Report on Form 10-K.

/s/ John C. Warren	/s/ David V. Devault
John C. Warren Chairman and Chief Executive Officer	David V. Devault Executive Vice President, Treasurer and Chief Financial Officer

[Graphic Omitted]
Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Washington Trust Bancorp, Inc. and subsidiary (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2004 and 2003, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2004, and our report dated March 15, 2005 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island
March 15, 2005

[Graphic Omitted]
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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiary as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2005 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island
March 15, 2005

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

December 31,	2004	2003
Assets:
Cash and due from banks	$34,801	$40,710
Federal funds sold and other short-term investments	17,280	20,400
Mortgage loans held for sale	1,095	2,486
Securities:
Available for sale, at fair value; amortized cost $724,209 in 2004 and $663,529 in 2003	735,666	673,845
Held to maturity, at cost; fair value $156,270 in 2004 and $169,401 in 2003	154,392	165,576
Total securities	890,058	839,421

Federal Home Loan Bank stock, at cost	34,373	31,464

Loans:
Commercial and other	507,711	408,477
Residential real estate	513,695	389,855
Consumer	228,270	162,649
Total loans	1,249,676	960,981
Less allowance for loan losses	16,771	15,914
Net loans	1,232,905	945,067

Premises and equipment, net	24,248	24,941
Accrued interest receivable	9,367	7,911
Investment in bank-owned life insurance	29,249	28,074
Goodwill	22,591	22,591
Identifiable intangible assets	1,309	1,953
Other assets	10,544	8,789
Total assets	$2,307,820	$1,973,807

Liabilities:
Deposits:
Demand deposits	$189,588	$194,144
NOW accounts	174,727	153,344
Money market accounts	196,775	83,037
Savings accounts	251,920	257,497
Time deposits	644,875	518,119
Total deposits	1,457,885	1,206,141

Dividends payable	2,257	2,113
Federal Home Loan Bank advances	672,748	607,104
Other borrowings	3,417	2,311
Accrued expenses and other liabilities	19,661	18,083
Total liabilities	2,155,968	1,835,752

Commitments and contingencies

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30 million shares in 2004 and 2003;
issued 13,278,685 shares in 2004 and 13,204,024 shares in 2003	830	825
Paid-in capital	31,718	29,868
Retained earnings	113,314	101,492
Unearned stock-based compensation	(737)	(22)
Accumulated other comprehensive income	6,937	6,101
Treasury stock, at cost; 9,309 shares in 2004 and 9,463 shares in 2003	(210)	(209)
Total shareholders’ equity	151,852	138,055

Total liabilities and shareholders’ equity	$2,307,820	$1,973,807

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

Years ended December 31,	2004	2003	2002
Interest income:
Interest and fees on loans	$60,828	$51,603	$49,576
Interest on securities	33,787	32,430	35,571
Dividends on corporate stock and Federal Home Loan Bank stock	2,105	2,081	1,973
Interest on federal funds sold and other short-term investments	133	131	219

Total interest income	96,853	86,245	87,339

Interest expense:
Deposits	22,197	18,554	22,374
Federal Home Loan Bank advances	20,153	18,819	20,596
Other	62	73	87

Total interest expense	42,412	37,446	43,057

Net interest income	54,441	48,799	44,282
Provision for loan losses	610	460	400

Net interest income after provision for loan losses	53,831	48,339	43,882

Noninterest income:
Trust and investment management fees	13,048	10,769	10,171
Service charges on deposit accounts	4,483	4,920	3,787
Merchant processing fees	4,259	3,410	3,002
Net gains on loan sales	1,901	4,690	2,884
Income from bank-owned life insurance	1,175	1,161	1,155
Net realized gains on securities	248	630	678
Other income	1,791	1,155	1,581

Total noninterest income	26,905	26,735	23,258

Noninterest expense:
Salaries and employee benefits	28,816	26,945	23,793
Net occupancy	3,201	2,979	2,694
Equipment	3,267	3,380	3,333
Merchant processing costs	3,534	2,716	2,391
Advertising and promotion	1,748	1,440	1,180
Outsourced services	1,616	1,333	1,077
Legal, audit and professional fees	1,535	1,242	1,893
Amortization of intangibles	644	719	651
Debt prepayment penalties	-	941	-
Acquisition related expenses	-	-	605
Other	6,012	5,937	5,373

Total noninterest expense	50,373	47,632	42,990

Income before income taxes	30,363	27,442	24,150
Income tax expense	9,534	8,519	7,393

Net income	$20,829	$18,923	$16,757
Weighted average shares outstanding - basic	13,227.8	13,114.1	12,737.3
Weighted average shares outstanding - diluted	13,542.7	13,393.6	12,932.4
Per share information:
Basic earnings per share	$1.57	$1.44	$1.32
Diluted earnings per share	$1.54	$1.41	$1.30
Cash dividends declared per share	$.68	$.62	$.56

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
				Unearned	Other
	Common	Paid-in	Retained	Stock-Based	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income	Stock	Total
Balance at January 1, 2002	$754	$10,696	$81,114	$-	$6,416	$(1,043)	$97,937
Net income			16,757				16,757
Unrealized gains on securities, net
of $1,629 income tax expense					3,310		3,310
Reclassification adjustments, net of tax					(432)		(432)
Comprehensive income							19,635
Cash dividends declared			(7,154)				(7,154)
Restricted stock award		1		(25)		24	-
Amortization of restricted stock				1			1
Shares issued		(185)				704	519
Shares issued for acquisition	64	18,255					18,319
Shares repurchased						(536)	(536)

Balance at December 31, 2002	$818	$28,767	$90,717	$(24)	$9,294	$(851)	$128,721

Net income			18,923				18,923
Unrealized losses on securities, net
of $1,002 income tax benefit					(2,499)		(2,499)
Reclassification adjustments, net of tax					(410)		(410)
Minimum pension liability adjustment,
net of $153 income tax benefit					(284)		(284)
Comprehensive income							15,730
Cash dividends declared			(8,148)				(8,148)
Restricted stock award		29		(29)			-
Amortization of restricted stock				31			31
Shares issued	7	1,072				851	1,930
Shares repurchased						(209)	(209)

Balance at December 31, 2003	$825	$29,868	$101,492	$(22)	$6,101	$(209)	$138,055

Net income			20,829				20,829
Unrealized gains on securities, net
of $383 income tax expense					1,006		1,006
Reclassification adjustments, net of tax					(161)		(161)
Minimum pension liability adjustment,
net of $5 income tax benefit					(9)		(9)
Comprehensive income							21,665
Cash dividends declared			(9,007)				(9,007)
Restricted stock award		850		(850)			-
Amortization of restricted stock				135			135
Shares issued	5	1,000				154	1,159
Shares repurchased						(155)	(155)

Balance at December 31, 2004	$830	$31,718	$113,314	$(737)	$6,937	$(210)	$151,852

Disclosure of Reclassification Amount:
Years ended December 31,	2004	2003	2002
Reclassification adjustment for net gains included in net income	$(248)	$(630)	$(678)
Income tax effect on net gains	87	220	237
Reclassification adjustment for amortization of unrealized loss
on interest rate floor contract included in net income	-	-	13
Income tax effect on interest rate floor contract amortization	-	-	(4)
Net reclassification adjustments	$(161)	$(410)	$(432)

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2004	2003	2002
Cash flows from operating activities:
Net income	$20,829	$18,923	$16,757
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	610	460	400
Depreciation of premises and equipment	3,124	3,162	2,988
Net amortization of premium and discount	2,758	5,355	3,342
Net amortization of intangibles	644	719	510
Depreciation of interest rate floor contract	-	-	229
Amortization of restricted stock	135	31	1
Deferred income tax benefit	(296)	(701)	(1,262)
Net realized gains on securities	(248)	(630)	(678)
Net gains on loan sales	(1,901)	(4,690)	(2,884)
Earnings from bank-owned life insurance	(1,175)	(1,161)	(1,155)
Proceeds from sales of loans	67,426	185,214	126,382
Loans originated for sale	(64,456)	(178,979)	(120,587)
(Increase) decrease in accrued interest receivable, excluding purchased interest	(1,075)	222	(175)
(Increase) decrease in other assets	(1,755)	2,081	(1,589)
Increase (decrease) in accrued expenses and other liabilities	1,578	2,042	(733)
Other, net	557	(260)	(1,112)
Net cash provided by operating activities	26,755	31,788	20,434
Cash flows from investing activities:
Securities available for sale: Purchases	(297,287)	(456,596)	(307,083)
Proceeds from sales	4,604	42,858	29,964
Maturities and principal repayments	230,396	289,901	187,549
Securities held to maturity: Purchases	(44,537)	(62,347)	(152,157)
Maturities and principal repayments	55,190	137,416	84,447
Purchases of Federal Home Loan Bank stock	(2,909)	(6,882)	-
Principal collected on loans under loan originations	(169,228)	(34,534)	(12,507)
Purchases of loans, including purchased interest	(119,796)	(132,317)	(62,433)
Proceeds from sales of other real estate owned	6	87	61
Purchases of premises and equipment	(2,431)	(3,687)	(3,400)
Proceeds from sale of premises and equipment	-	-	638
Purchases of bank-owned life insurance	-	(4,900)	-
Cash acquired, net of payment made for acquisition	-	-	34,506
Net cash used in investing activities	(345,992)	(231,001)	(200,415)
Cash flows from financing activities:
Net increase in deposits	251,767	95,855	156,420
Net increase (decrease) in other borrowings	1,106	(6,872)	4,242
Proceeds from Federal Home Loan Bank advances	1,077,228	1,395,331	717,200
Repayment of Federal Home Loan Bank advances	(1,011,465)	(1,268,143)	(690,695)
Purchase of treasury stock	(155)	(209)	(536)
Proceeds from the issuance of common stock	590	1,174	397
Cash dividends paid	(8,863)	(7,861)	(6,898)
Net cash provided by financing activities	310,208	209,275	180,130
Net (decrease) increase in cash and cash equivalents	(9,029)	10,062	149
Cash and cash equivalents at beginning of year	61,110	51,048	50,899
Cash and cash equivalents at end of year	$52,081	$61,110	$51,048
Noncash Investing and Financing Activities:
Fair value of assets acquired	$-	$-	$204,762
Fair value of liabilities assumed	-	-	166,708
Net transfers from loans to other real estate owned	4	266	84
Loans charged off	567	294	497
Loans made to facilitate the sale of other real estate owned	-	322	-
Supplemental Disclosures: Interest payments	41,305	37,311	42,955
Income tax payments	9,731	7,834	8,607

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004 and 2003

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

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry. The Corporation has one reportable operating segment. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses and the review of goodwill for impairment.

Securities
Investments in debt securities that management has the positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Management determines the appropriate classification of securities at the time of purchase.

Investments not classified as held to maturity are classified as available for sale. Securities available for sale consist of debt and equity securities that are available for sale to respond to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors. These assets are specifically identified and are carried at fair value. Changes in fair value of available for sale securities, net of applicable income taxes, are reported as a separate component of shareholders’ equity.

When a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to fair value as the new cost basis and the write-down is charged to net realized securities gains (losses) in the consolidated statements of income as a loss. Washington Trust does not have a trading portfolio.

Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the interest method.  Realized gains or losses from sales of equity securities are determined using the average cost method, while other realized gains and losses are determined using the specific identification method.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

Mortgage Banking Activities
Mortgage Loans Held for Sale - Residential mortgage loans originated for sale are classified as held for sale. These loans are specifically identified and are carried at the lower of aggregate cost, net of unamortized deferred loan origination fees and costs, or market. Gains or losses on sales of loans are included in noninterest income and are recognized at the time of sale.

Loan Servicing Rights - Rights to service loans for others are recognized as an asset, including rights acquired through both purchases and originations. The total cost of originated loans that are sold with servicing rights retained is allocated between the loan servicing rights and the loans without servicing rights based on their relative fair values. Capitalized loan servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income. They are periodically evaluated for impairment based on their fair value. Impairment is measured on an aggregated basis according to interest rate band and period of origination. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost. Any impairment is recognized as a charge to earnings through a valuation allowance.

Loans
Portfolio Loans - Loans held in the portfolio are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs. Interest income is accrued on a level yield basis based on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loans.

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

Impaired Loans - A loan is impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Corporation considers all nonaccrual commercial loans to be impaired. Impairment is measured on a discounted cash flow method, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. Impairment is measured based on the fair value of the collateral if it is determined that foreclosure is probable.

Restructured Loans - Restructured loans include those for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments have been granted due to a borrower’s financial condition. Subsequent cash receipts on restructured loans are applied to the outstanding principal balance of the loan, or recognized as interest income depending on management’s assessment of the ultimate collectibility of the loan.

Allowance for Loan Losses
The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of specific loan losses, (2) general loss allocations for certain loan types based on credit grade and loss experience factors, and (3) general loss allocations for other environmental factors.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

The methodology includes an analysis of individual loans deemed to be impaired in accordance with accounting principles generally accepted in the United States of America (SFAS 114, “Accounting by Creditors for Impairment of a Loan--an amendment of FASB Statements No. 5 and 15”). Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible.

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

Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for using purchase accounting. Goodwill and intangible assets that are not amortized are tested for impairment, based on their fair values, at least annually. Identifiable intangible assets that are subject to amortization are also reviewed for impairment based on their fair value. Any impairment is recognized as a charge to earnings and the adjusted carrying amount of the intangible asset becomes its new accounting basis. The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

Impairment of Long-Lived Assets Other than Goodwill
The Corporation reviews long-lived assets and other intangible assets for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

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
December 31, 2004 and 2003

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

Fee Revenue
Trust and investment management revenue is primarily accrued as earned based upon a percentage of asset values under administration. Certain trust related fee revenue is recognized to the extent that services have been completed. Fee revenue from deposit service charges is generally recognized when earned. Fee revenue for merchant processing services is generally accrued as earned.

Pension Costs
The Corporation accounts for pension benefits using the net periodic benefit cost method, which recognizes the compensation cost of an employee’s pension benefit over that employee’s approximate service period.

Stock-Based Compensation
The Corporation measures compensation cost for stock-based compensation plans using the intrinsic value based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. In addition, the Corporation discloses pro forma net income and earnings per share computed using the fair value based method of accounting for these plans as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148.

In determining the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming the stock option plan was accounted for using the fair value method prescribed by SFAS No. 123 and SFAS No. 148, the weighted average assumptions used and the grant date fair value of options granted in 2004, 2003 and 2002:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

(Dollars in thousands, except per share amounts)

Years ended December 31,	2004	2003	2002

Net income, as reported	$20,829	$18,923	$16,757
Less:
Total stock-based compensation expense
determined under fair value based method
for all awards, net of related tax effects	(776)	(1,033)	(1,143)

Pro forma net income	$20,053	$17,890	$15,614

Earnings per share:
Basic - as reported	$1.57	$1.44	$1.32
Basic - pro forma	$1.52	$1.36	$1.23
Diluted - as reported	$1.54	$1.41	$1.30
Diluted - pro forma	$1.48	$1.34	$1.21

Weighted average fair value	$8.95	$6.56	$6.92
Expected life	6.3 years	6.3 years	6.4 years
Risk-free interest rate	3.97%	3.13%	4.98%
Expected volatility	35.4%	39.8%	36.2%
Expected dividend yield	2.8%	2.8%	2.7%

The pro forma effect on net income and earnings per share for 2004, 2003 and 2002 is not representative of the pro forma effect on net income and earnings per share for future years.

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
December 31, 2004 and 2003

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

Derivative Instruments and Hedging Activities
Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149. The Corporation recognizes all derivatives as either assets or liabilities in the balance sheet and measures those instruments at fair value. Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income (loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting. Hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge — fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income (loss) for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred. There may be increased volatility in net income and other comprehensive income (loss) on an ongoing basis as a result of accounting for derivative instruments in accordance with SFAS No. 133, as amended.

Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale (“rate locks”). To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale (“loans held for sale”), best efforts forward commitments are established to sell individual mortgage loans (“forward commitments”). Rate locks and forward commitments are considered to be derivatives under SFAS No. 133, as amended. The estimated fair value of the rate locks and forward commitments are recorded on the balance sheet in other assets, with the offset to net gains on sales of loans included in noninterest income. Market value is estimated based on outstanding investor commitments or, in the absence of such information, current investor yield requirements.

From time to time, the Corporation uses interest rate contracts (swaps and floors) as part of its interest rate risk management strategy. Interest rate swap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

(2) New Accounting Pronouncements
In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits.” This Statement requires additional disclosures to those in the original Statement No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. Except as noted below, this Statement is effective for financial statements with fiscal years ending after December 15, 2003. The interim period disclosures required by this Statement are effective for interim periods beginning after December 15, 2003. Disclosure of estimated future benefit payments required by this Statement is effective for fiscal years ending after June 15, 2004. The Corporation has provided the disclosure required under revised SFAS No. 132 in Note 12 to the Consolidated Financial Statements.

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

In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Corporation does not believe the adoption of SOP 03-3 will have a material impact on the Corporation’s financial position or results of operations.

In March 2004, the SEC issued SEC Staff Accounting Bulletin (“SAB”) No. 105, “Application of Accounting Principles to Loan Commitments”, which summarizes the views of the SEC regarding the application of GAAP to loan commitments accounted for as derivatives. The guidance requires the measurement of the fair value of the loan commitment to include only the differences between the guaranteed interest rate and the market interest rate. SAB No. 105 prohibits recognizing expected future cash flows related to the servicing of a loan. Servicing assets are to be recognized only once the servicing asset has been contractually separated from the underlying loan by sale or securitization of the loan with servicing retained. SAB No. 105 was effective for loan commitments accounted for as derivatives entered into after March 31, 2004. The adoption of this SAB did not have a material impact on the Corporation’s financial statements.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.” The Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Revised

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

SFAS No. 123 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost would be recognized in the financial statement over the requisite service period. This Statement is effective for any interim or annual period beginning after June 15, 2005. For those option awards outstanding as of December 31, 2004 with requisite service periods remaining subsequent to the implementation date of this Statement, the Corporation expects that the cost associated with such awards to be recognized in the financial statements will not be significant.

In 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 provided application guidance to assess whether there have been any events or economic circumstance to indicate that a security is impaired on an other-than-temporary basis. Factors to consider include the length of time the security has had a market value less than the cost basis, the intent and ability of the company to hold the security for a period time sufficient for a recover in value, recent events specific to the issuer or industry and for debt securities, external credit rating and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss. In December 2004, the FASB announced that it will reconsider in its entirety all guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature. Companies evaluating whether an impairment is other-than-temporary under existing requirements should continue to consider the length of time a security has been impaired, the severity of the impairment and the financial condition and near-term prospects of the issue of the security.

(3) Cash and Due From Banks
The Bank is required to maintain certain average reserve balances with the Federal Reserve Board. Such reserve balances amounted to $17.3 million and $13.0 million at December 31, 2004 and 2003, respectively.

(4) Securities
Securities are summarized as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$135,513	$2,771	$(621)	$137,663
Mortgage-backed securities	492,364	2,944	(3,461)	491,847
Corporate bonds	78,364	953	(483)	78,834
Corporate stocks	17,968	9,443	(89)	27,322

Total securities available for sale	724,209	16,111	(4,654)	735,666

Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	30,000	3	(127)	29,876
Mortgage-backed securities	105,753	1,927	(208)	107,472
States and political subdivisions	18,639	348	(65)	18,922

Total securities held to maturity	154,392	2,278	(400)	156,270

Total securities	$878,601	$18,389	$(5,054)	$891,936

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2003	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$97,876	$1,480	$(262)	$99,094
Mortgage-backed securities	464,138	3,964	(3,277)	464,825
Corporate bonds	79,175	1,487	(724)	79,938
Corporate stocks	22,340	8,262	(614)	29,988

Total securities available for sale	663,529	15,193	(4,877)	673,845

Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	8,000	13	-	8,013
Mortgage-backed securities	143,162	3,256	(118)	146,300
States and political subdivisions	14,414	674	-	15,088

Total securities held to maturity	165,576	3,943	(118)	169,401

Total securities	$829,105	$19,136	$(4,995)	$843,246

Included in corporate stocks at December 31, 2004 are preferred stocks, which are callable at the discretion of the issuer, with an amortized cost of $7.2 million and a fair value of $7.5 million. Call features on these stocks range from one month to four years.

At December 31, 2004 and 2003, the Corporation’s securities portfolio included $13.3 million and $14.1 million of net pretax unrealized gains, respectively. Included in these net amounts were gross unrealized losses amounting to $5.1 million and $5.0 million at December 31, 2004 and 2003, respectively.

The following table summarizes, for all securities in an unrealized loss position at December 31, 2004, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

	Less than 12 Months		12 Months or Longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
At December 31, 2004	Value	Losses	Value	Losses	Value	Losses

U.S. Treasury obligations and obligations of U.S.government-sponsored agencies	$73,436	$497	$11,749	$251	$85,185	$748
Mortgage-backed securities	271,485	2,310	88,313	1,359	359,798	3,669
States and political subdivisions	3,982	65	-	-	3,982	65
Corporate bonds	20,183	182	11,737	301	31,920	483
Subtotal, debt securities	369,086	3,054	111,799	1,911	480,885	4,965
Corporate stocks	2,207	68	479	21	2,686	89

Total temporarily impaired securities	$371,293	$3,122	$112,278	$1,932	$483,571	$5,054

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to interest rates. The majority of debt securities reported in an unrealized loss position at December 31, 2004 were purchased during 2004 and 2003, during which interest rates were at or near historical lows. The relative increase in short and medium term interest rates towards the end of 2004 resulted in a decline in market value for these debt securities. Other contributing factors for debt securities reported in an unrealized loss position at December 31, 2004 include widening of investment spreads on certain variable rate asset classes, which have resulted in relative declines in market value compared to amortized cost. The Corporation believes that the nature and duration of

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

impairment on its debt security holdings are primarily a function of future interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at December 31, 2004 consisted of eighty-eight debt security holdings. The largest loss percentage of any single holding was 4.4% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The Corporation believes that the nature and duration of impairment on its equity securities holdings are a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at December 31, 2004 consisted of five holdings of financial and commercial entities. The largest loss percentage position of any single holding was 5.1% of its cost.

The maturities of debt securities are presented below. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments. All other securities are included based on contractual maturities. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. At December 31, 2004, the Corporation owned debt securities with an aggregate carrying value of $143.8 million that are callable at the discretion of the issuers. Final maturities of the callable securities range from ten months to twenty-six years with call features ranging from one month to ten years.

(Dollars in thousands)
	Amortized	Fair
December 31, 2004	Cost	Value

Securities Available for Sale:
Due in 1 year or less	$133,763	$134,106
After 1 but within 5 years	383,754	384,803
After 5 but within 10 years	156,998	157,518
After 10 years	31,726	31,917

Total debt securities available for sale	706,241	708,344

Securities Held to Maturity:
Due in 1 year or less	36,959	37,353
After 1 but within 5 years	91,343	92,411
After 5 but within 10 years	25,305	25,709
After 10 years	785	797

Total debt securities held to maturity	154,392	156,270

Total debt securities	$860,633	$864,614

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

The following is a summary of amounts relating to sales of securities available for sale:

(Dollars in thousands)

Years ended December 31,	2004	2003	2002

Proceeds from sales	$4,604	$42,858	$29,964

Gross realized gains	$937	$630	$1,137
Gross realized losses	(689)	-	-
Other than temporary write-downs	-	-	(459)

Net realized gains	$248	$630	$678

Included in net realized gains on securities in 2002 were $459 thousand in loss write-downs on certain equity securities deemed to be other than temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers.

Included in other noninterest expense for the twelve months ended December 31, 2004, 2003 and 2002 were contributions of appreciated equity securities to the Corporation’s charitable foundation amounting to $454 thousand, $433 thousand and $403 thousand, respectively. These transactions resulted in realized securities gains of $387 thousand, $400 thousand and $381 thousand, respectively, for the same periods.

Securities available for sale and held to maturity with a fair value of $574.7 million and $548.4 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain public deposits at December 31, 2004 and 2003, respectively. (See Note 11 to the Consolidated Financial Statements for additional discussion of FHLB borrowings). In addition, securities available for sale and held to maturity with a fair value of $20.9 million and $23.0 million were collateralized for the discount window at the Federal Reserve Bank at December 31, 2004 and 2003, respectively. There were no borrowings with the Federal Reserve Bank at either date. Securities available for sale with a fair value of $2.4 million and $2.8 million were designated in a rabbi trust for a nonqualified retirement plan at December 31, 2004 and 2003, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

(5) Loans
The following is a summary of loans:

(Dollars in thousands)

December 31,	2004	2003

Commercial and other:
Mortgages (1)	$266,670	$227,334
Construction and development (2)	29,263	12,486
Other (3)	211,778	168,657

Total commercial and other	507,711	408,477

Residential real estate:
Mortgages (4)	494,720	375,706
Homeowner construction	18,975	14,149

Total residential real estate	513,695	389,855

Consumer:
Home equity lines	155,001	116,458
Other (5)	73,269	46,191

Total Consumer	228,270	162,649

Total loans (6)	$1,249,676	$960,981

(1)	Amortizing mortgages, primarily secured by income producing property
(2)	Loans for construction of residential and commercial properties and for land development
(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate
(4)	A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 11 for additional discussion of FHLB borrowings)
(5)	Fixed rate home equity loans and other consumer installment loans
(6)
Net of unearned income and unamortized loan origination fees, net of costs totaling $507 thousand and $687 thousand at December 31, 2004 and 2003, respectively. Includes $729 thousand and $685 thousand of net purchased premium at December 31, 2004 and 2003, respectively.

Concentrations of Credit Risk
A significant portion of the Corporation’s loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island, and to a lesser extent Connecticut and Massachusetts. The Corporation grants single family and multi-family residential loans, commercial real estate loans, commercial loans, and a variety of consumer loans. In addition, loans are granted for the construction of residential homes, commercial real estate properties, and for land development. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in the Corporation’s market area

Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 2004 and 2003 was $4.7 million and $2.7 million, respectively. Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $371 thousand in 2004 and $232 thousand in 2003. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $297 thousand in 2004 and $196 thousand in 2003.

There were no accruing loans 90 days or more past due at December 31, 2004 and 2003.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

At December 31, 2004, there were no restructured loans included in nonaccrual loans. Included in nonaccrual loans at December 31, 2003, was a loan with a carrying value of $33 thousand whose terms had been restructured.

Impaired Loans
Impaired loans consist of all nonaccrual commercial loans. The following is a summary of impaired loans:

(Dollars in thousands)

December 31,	2004	2003

Impaired loans requiring an allowance	$589	$815
Impaired loans not requiring an allowance	2,888	762

Total recorded investment in impaired loans	$3,477	$1,577

(Dollars in thousands)

Years ended December 31,	2004	2003	2002

Average recorded investment in impaired loans	$3,300	$2,274	$2,219

Interest income recognized on impaired loans	$222	$111	$100

Loan Servicing Activities
An analysis of loan servicing rights for the years ended December 31, 2004, 2003 and 2002 follows:

(Dollars in thousands)	Loan
	Servicing	Valuation
	Rights	Allowance	Total
Balance as of December 31, 2001	$830	$(320)	$510
Loan servicing rights capitalized	152	-	152
Acquired loan servicing rights (1)	453	-	453
Amortization (2)	(176)	-	(176)
Increase in impairment reserve (2)	-	(177)	(177)

Balance at December 31, 2002	1,259	(497)	762
Loan servicing rights capitalized	302	-	302
Amortization (2)	(261)	-	(261)
Increase in impairment reserve (2)	-	(82)	(82)

Balance at December 31, 2003	1,300	(579)	721
Loan servicing rights capitalized	487	-	487
Amortization (2)	(311)	-	(311)
Direct write-down	(146)	146	-
Decrease in impairment reserve (2)	-	102	102

Balance at December 31, 2004	$1,330	$(331)	$999

(1)	The acquired loan servicing rights have a weighted average amortization period of 15 years.
(2)	Both amortization and increases in the impairment reserve are recorded as reductions in loan servicing fees.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

Estimated aggregate amortization expense related to loan servicing assets is as follows:

(Dollars in thousands)

Years ending December 31:	2005	$263
	2006	213
	2007	172
	2008	139
	2009	112

The Corporation services mortgage loans and other loans sold to others on a fee basis under various agreements. Loans serviced for others are not included in the Consolidated Balance Sheets. Balance of loans serviced for others, by type of loan:

(Dollars in thousands)

December 31,	2004	2003

Residential mortgages	$63,709	$74,353
Commercial loans	29,316	25,477

Total	$93,025	$99,830

Loans to Related Parties
The Corporation has made loans in the ordinary course of business to certain directors and executive officers including their immediate families and their affiliated companies. Such loans were made under normal interest rate and collateralization terms. Activity related to these loans in 2004 was as follows:

(Dollars in thousands)
2004

Balance at beginning of year	$10,994
Additions	18,561
Reductions	(11,513)

Balance at end of year	$18,042

(6) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)

Years ended December 31,	2004	2003	2002

Balance at beginning of year	$15,914	$15,487	$13,593
Allowance on acquired loans	-	-	1,829
Provision charged to expense	610	460	400
Recoveries of loans previously charged off	814	261	162
Loans charged off	(567)	(294)	(497)

Balance at end of year	$16,771	$15,914	$15,487

Included in the allowance for loan losses at December 31, 2004, 2003 and 2002 was an allowance for impaired loans amounting to $236 thousand, $134 thousand and $29 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

(7) Premises and Equipment
The following is a summary of premises and equipment:

(Dollars in thousands)

December 31,	2004	2003

Land and improvements	$4,014	$4,009
Premises and improvements	27,956	29,001
Furniture, fixtures and equipment	19,145	23,368
	51,115	56,378
Less accumulated depreciation	26,867	31,437

Total premises and equipment, net	$24,248	$24,941

Depreciation of premises and equipment amounted to $3.1 million, $3.2 million and $3.0 million of expense for the years ended December 31, 2004, 2003 and 2002, respectively.

(8) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the years ended December 31, 2004 and 2003 are as follows:

(Dollars in thousands)		Core Deposit	Other	Total
	Goodwill	Intangibles	Intangibles	Intangibles

Balance at December 31, 2002	$22,588	$2,009	$663	$25,260
Recorded during the period	3	-	-	3
Amortization expense	-	(435)	(284)	(719)
Impairment recognized	-	-	-	-

Balance at December 31, 2003	$22,591	$1,574	$379	$24,544
Recorded during the period	-	-	-	-
Amortization expense	-	(360)	(284)	(644)
Impairment recognized	-	-	-	-
Balance at December 31, 2004	$22,591	$1,214	$95	$23,900

At December 31, 2004 and December 31, 2003, the Corporation had unamortized identifiable intangible assets consisting of core deposit intangibles and a noncompete agreement.

Estimated annual amortization expense is as follows:

(Dollars in thousands)
	Core Deposit	Other	Total
Estimated amortization expense	Intangibles	Intangibles	Intangibles

2005	$303	$95	$398
2006	261	-	261
2007	140	-	140
2008	120	-	120
2009	120	-	120

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

The components of intangible assets at December 31, 2004 are as follows:

(Dollars in thousands)
	Gross Carrying	Accumulated	Net
Intangible assets	Amount	Amortization	Amount

Core deposit intangibles	$2,997	$(1,783)	$1,214
Other intangibles	852	(757)	95

Total	$3,849	$(2,540)	$1,309

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

(Dollars in thousands)

December 31,	2004	2003

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$87,249	$78,555
Home equity lines	150,175	109,182
Other loans	20,870	14,965
Standby letters of credit	9,737	9,448
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	2,846	1,328
Commitments to sell fixed rate mortgage loans	3,947	3,340

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At December 31, 2004 and 2003, the maximum potential amount of undiscounted future payments,

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

not reduced by amounts that may be recovered totaled $9.7 million and $9.4 million, respectively. At December 31, 2004 and 2003, there was no liability to beneficiaries resulting from standby letters of credit.

At December 31, 2004, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At December 31, 2004 and 2003, the carrying value of these commitments amounted to $(3) thousand and $(15) thousand, respectively, and was reported in other assets. Changes in the fair value were recorded in current earnings and amounted to income of $8 thousand for the year ended December 31, 2004 compared to income of $52 thousand for the year ended December 31, 2003.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

(10) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2004 were as follows:

(Dollars in thousands)

Years ending December 31:	2005	$214,888
	2006	135,991
	2007	103,894
	2008	112,101
	2009	67,972
	2010 and thereafter	10,029

Balance at December 31, 2004		$644,875

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $310.4 million and $215.4 million at December 31, 2004 and 2003, respectively.

(11) Borrowings
Federal Home Loan Bank Advances
The following table presents maturities and weighted average interest rates paid on FHLB advances outstanding at December 31, 2004 and 2003:

(Dollars in thousands)	December 31, 2004			December 31, 2003
		Redeemed			Redeemed
		at	Weighted		at	Weighted
	Scheduled	Call	Average	Scheduled	Call	Average
	Maturity	Date (1)	Rate (2)	Maturity	Date (1)	Rate (2)

2005	$222,137	$272,637	2.52%	$291,297	$336,797	2.06%
2006	106,810	111,810	3.02%	78,371	83,371	2.98%
2007	102,313	112,313	3.48%	84,962	84,962	3.23%
2008	90,796	90,796	3.64%	44,902	54,902	3.87%
2009	79,513	67,513	4.21%	30,456	30,456	3.81%
2010 and after	71,179	17,679	4.90%	77,116	16,616	5.18%

	$672,748	$672,748		$607,104	$607,104

(1)
Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit amounting to $8.0 million at December 31, 2004. Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances. The FHLB maintains a security interest in various assets of the Bank including, but not limited to, residential mortgage loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB. The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2004. Included in the collateral were securities available for sale and held to maturity with a fair value of $515.8 million and $526.0 million that were specifically pledged to secure FHLB borrowings at December 31, 2004 and December 31, 2003, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

In June 2003, the Corporation incurred $941 thousand in prepayment penalty charges associated with the prepayment of certain FHLB advances totaling $23 million. The prepayment penalty charges were reported in noninterest expenses in the Corporation’s Consolidated Statements of Income.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)

December 31,	2004	2003

Treasury, Tax and Loan demand note balance	$2,835	$1,567
Other	582	744

Other borrowings	$3,417	$2,311

There were no securities sold under repurchase agreements outstanding at December 31, 2004 and 2003. Securities sold under repurchase agreements generally mature within 90 days. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability. The following is a summary of amounts relating to securities sold under repurchase agreements:

(Dollars in thousands)

Years ended December 31,	2004	2003	2002

Maximum amount outstanding at any month-end	$-	$-	$2,864
Average amount outstanding	$-	$-	$783
Weighted average rate	-	-	1.47%

(12) Employee Benefits
Defined Benefit Pension Plans
The Corporation’s noncontributory tax-qualified defined benefit pension plan covers substantially all employees. Benefits are based on an employee’s years of service and highest 3-year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. At December 31, 2004 and 2003, the accrued benefit costs relating to the defined benefit pension plan amounted to $1.3 million and $1.4 million, respectively.

The Corporation has a non-qualified retirement plan to provide supplemental retirement benefits to certain employees, as defined in the plan. The primary purpose of this plan is to restore benefits which would otherwise be provided by the level of the tax-qualified defined benefit pension plan but which are limited by the Internal Revenue Code of 1986, as amended. The accrued pension liability related to this plan amounted to $2.0 million and $1.7 million at December 31, 2004 and 2003, respectively. The actuarial assumptions used for this supplemental plan are the same as those used for the Corporation’s tax-qualified pension plan. The projected benefit obligation for this plan amounted to $2.6 million at December 31, 2004 and $2.3 million at December 31, 2003.

The Corporation has a non-qualified retirement plan to provide supplemental retirement benefits to certain executives, as defined by the plan. The accrued pension liability of this plan amounted to $611 thousand at December 31, 2004 and $433 thousand at December 31, 2003. Using the same actuarial assumptions as the other aforementioned pension plans, the projected benefit obligation of this plan amounted to $1.6 million and $1.0 million at December 31, 2004 and 2003, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

As a result of the second quarter 2002 acquisition of First Financial Corp., the Corporation assumed a non-qualified executive retirement plan to provide supplemental retirement benefits to a former First Financial Corp. executive. The accrued pension liability of this plan amounted to $3.2 million at December 31, 2004 and 2003. Using the same assumptions as the other aforementioned pension plans, the projected benefit obligation amounted to $3.2 million at December 31, 2004 and 2003.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts. Securities available for sale designated for this purpose, with the carrying value of $3.0 million and $3.2 million, are included in the Corporation’s Consolidated Balance Sheets at December 31, 2004 and 2003, respectively.

Obligations And Funded Status:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2004	2003	2004	2003

Change in Benefit Obligation:
Benefit obligation at beginning of period	$22,785	$18,512	$6,538	$5,621
Service cost	1,592	1,273	292	184
Interest cost	1,367	1,226	390	369
Actuarial loss (gain)	920	2,560	497	678
Benefits paid	(777)	(700)	(321)	(314)
Administrative expenses	(110)	(86)	-	-

Benefit obligation at end of period	$25,777	$22,785	$7,396	$6,538

Change in Plan Assets:
Fair value of plan assets at beginning of period	$18,818	$16,902	$-	$-
Actual return on plan assets	1,870	2,225	-	-
Employer contribution	1,500	477	321	314
Benefits paid	(777)	(700)	(321)	(314)
Administrative expenses	(110)	(86)	-	-

Fair value of plan assets at end of period	$21,301	$18,818	$-	$-

Funded status	$(4,476)	$(3,967)	$(7,396)	$(6,538)
Unrecognized transition asset	(19)	(25)	-	-
Unrecognized prior service cost	122	152	525	600
Unrecognized net actuarial loss	3,051	2,474	1,770	1,336

Net amount recognized	$(1,322)	$(1,366)	$(5,101)	$(4,602)

Amounts recognized in the Corporation’s Consolidated Balance Sheets consist of:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
December 31,	2004	2003	2004	2003

Accrued benefit cost	$(1,322)	$(1,366)	$(5,802)	$(5,285)
Intangible asset	-	-	250	246
Deferred tax asset	-	-	158	153
Accumulated other comprehensive income	-	-	293	284

Net amount recognized	$(1,322)	$(1,366)	$(5,101)	$(4,602)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

The accumulated benefit obligation for the qualified pension plan was $19.7 million and $17.4 million at December 31, 2004 and 2003, respectively. The accumulated benefit obligation for the non-qualified pension plans amounted to $5.8 million and $5.3 million at December 31, 2004 and 2003, respectively.

Information For Pension Plans With An Accumulated Benefit Obligation In Excess Of Plan Assets:
(Dollars in thousands)	Non-Qualified
	Retirement Plans
December 31,	2004	2003

Projected benefit obligation	$7,396	$6,538
Accumulated benefit obligation	5,802	5,285
Fair value of plan assets	-	-

Components of Net Periodic Benefit Cost:
(Dollars in thousands)	Qualified			Non-Qualified
	Pension Plan			Retirement Plans
Years ended December 31,	2004	2003	2002	2004	2003	2002

Service cost	$1,592	$1,273	$1,029	$292	$184	$174
Interest cost	1,367	1,226	1,119	390	369	287
Expected return on plan assets	(1,564)	(1,416)	(1,446)	-	-	-
Amortization of transition asset	(6)	(6)	(6)	-	-	-
Amortization of prior service cost	30	33	33	76	111	118
Recognized net actuarial (gain) loss	37	-	(14)	63	28	19

Net periodic benefit cost	$1,456	$1,110	$715	$821	$692	$598

Additional Information:
(Dollars in thousands)	Qualified			Non-Qualified
	Pension Plan			Retirement Plans
Years ended December 31,	2004	2003	2002	2004	2003	2002

Increase in minimum liability included
in other comprehensive income	$-	$-	$-	$9	$284	$-

Assumptions:
The measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2004 and 2003 were as follows:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2004	2003	2004	2003

Measurement date	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Discount rate	6.00%	6.10%	6.00%	6.10%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2004, 2003 and 2002 were as follows:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2004	2003	2002	2004	2003	2002

Measurement date	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2001
Discount rate	6.10%	6.75%	7.25%	6.10%	6.75%	7.25%
Expected long-term
return on plan assets	8.25%	8.00%	8.50%	-	-	-
Rate of compensation
increase	4.25%	4.25%	4.75%	4.25%	4.25%	4.75%

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan's investment practices. The assumption is updated at least annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions. At September 30, 2003, the measurement date used in the determination of net periodic benefit cost for 2004, the Corporation determined that a revision to the assumption was necessary based upon expected market performance and the expected long-term rate of return assumption was increased from 8.00% to 8.25%.

Plan Assets:
The asset allocations of the qualified pension plan at December 31, 2004 and 2003, by asset category were as follows:

December 31,	2004	2003

Asset Category:
Equity securities	57.2%	54.0%
Debt securities	41.4%	45.9%
Other	1.4%	0.1%

Total	100.0%	100.0%

The assets of the qualified defined benefit pension plan trust (the “Pension Trust”) are managed to balance the needs of cash flow requirements and long-term rate of return. Cash inflow is typically comprised of invested income from portfolio holdings and Bank contributions, while cash outflow is for the purpose of paying plan benefits. As early as possible each year, the trustee is advised of the projected schedule of employer contributions and estimations of benefit payments. As a general rule, the trustee shall invest the funds so as to produce sufficient income to cover benefit payments and maintain a funded status that exceeds the regulatory requirements for tax-qualified defined benefit plans.

The investment philosophy used for the Pension Trust emphasizes consistency of results over an extended market cycle, while reducing the impact of the volatility of the security markets upon investment results. The assets of the Pension Trust should be protected by substantial diversification of investments, providing exposure to a wide range of quality investment opportunities in various asset classes.

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

Fixed income bond investments should be limited to those in the top four categories used by the major credit rating agencies.  In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

given to the maturity structure of the portfolio in light of money market conditions and interest rate forecasts.  Generally, the Pension Trust shall not purchase bonds with a maturity of more than twelve years and the maturity schedule will have a lddered character avoiding large concentrations in any single year.

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

Cash Flows:

Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible. The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution. The Corporation expects to contribute $1.3 million to the qualified pension plan in 2005. In addition, the Corporation expects to contribute $326 thousand in benefit payments to the non-qualified retirement plans in 2005.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans
2005	$835	$326
2006	805	359
2007	864	407
2008	917	405
2009	916	412
Years 2010 - 2014	7,394	3,366

401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees. Total employer matching contributions under this plan amounted to $504 thousand, $463 thousand and $425 thousand in 2004, 2003 and 2002, respectively.

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans. Substantially all employees participate in one of the incentive compensation plans. Incentive plans provide for annual or more frequent payments based on a combination of individual performance targets and the achievement of target levels of net income, earnings per share and return on equity, or for certain employees, solely on the achievement of individual performance targets. Total incentive based compensation amounted to $3.8 million, $3.6 million and $3.0 million in 2004, 2003 and 2002, respectively. In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Board of Directors.

Deferred Compensation Plan
The Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers. The plan is funded primarily through pre-tax contributions made by the participants. The Corporation has recorded the assets and liabilities for the deferred compensation plan at fair value in the consolidated balance sheets. The participants in the plan bear the risk of market fluctuations of the underlying assets. The accrued liability related to this plan amounted to $1.9 million and $1.6 million at December 31, 2004 and 2003, respectively, and is included in other liabilities on the accompanying consolidated balance sheets.  The corresponding invested assets are reported in other assets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

(13) Income Taxes
The components of income tax expense were as follows:

(Dollars in thousands)

Years ended December 31,	2004	2003	2002

Current tax expense:
Federal	$9,826	$9,206	$8,636
State	4	14	19

Total current tax expense	9,830	9,220	8,655

Deferred tax benefit:
Federal	(296)	(701)	(1,262)
State	-	-	-

Total deferred tax benefit	(296)	(701)	(1,262)

Total income tax expense	$9,534	$8,519	$7,393

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes. The reasons for the differences were as follows:

(Dollars in thousands)

Years ended December 31,	2004	2003	2002

Tax expense at Federal statutory rate	$10,627	$9,605	$8,453
(Decrease) increase in taxes resulting from:
Tax-exempt income	(305)	(306)	(349)
Dividends received deduction	(288)	(300)	(271)
Bank-owned life insurance	(411)	(406)	(404)
State tax, net of Federal income tax benefit	3	9	12
Other	(92)	(83)	(48)

Total income tax expense	$9,534	$8,519	$7,393

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2004 and 2003 are as follows:

(Dollars in thousands)

December 31,	2004	2003

Gross deferred tax assets:
Allowance for loan losses	$5,813	$5,327
Supplemental retirement benefits	2,031	1,850
Deferred compensation	671	562
Deferred loan origination fees	801	626
Pension	621	478
Net operating loss carryover from acquired bank	81	123
Other	665	754

Gross deferred tax assets	10,683	9,720

Gross deferred tax liabilities:
Securities available for sale	(4,226)	(3,778)
Deferred loan origination costs	(1,629)	(1,312)
Premises and equipment	(990)	(636)
Amortization of intangibles	(209)	(304)
Other	(468)	(535)

Gross deferred tax liabilities	(7,522)	(6,565)

Net deferred tax asset	$3,161	$3,155

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through carryback to taxable income in prior years and future reversals of existing taxable temporary differences.

(14) Operating Leases
At December 31, 2004, the Corporation was committed to rent premises used in banking operations under noncancellable operating leases. Rental expense under the operating leases amounted to $569 thousand, $464 thousand and $525 thousand for 2004, 2003 and 2002, respectively. The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)

Years ending December 31:	2005	$534
	2006	387
	2007	282
	2008	232
	2009	186

Total minimum lease payments		$1,621

(15) Litigation
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

(16) Shareholders' Equity
Stock Repurchase Plan
In September 2001, the Bancorp’s Board of Directors approved a stock repurchase plan authorizing up to 250,000, or 2.1%, of its outstanding common shares to be repurchased. The Bancorp plans to hold the repurchased shares as treasury stock to be used for general corporate purposes. During 2004, the Bancorp purchased 5,000 shares at a total cost of $125 thousand. No shares were repurchased under this plan for the year ended December 31, 2003. In addition, from time to time shares are acquired pursuant to the Nonqualified Deferred Compensation Plan.

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

Dividends
The primary source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp. Generally the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. In addition, the Rhode Island Division of Banking may also restrict the declaration of dividends if a bank would not be able to pay its debts as they become due in the usual course of business or the bank’s total assets would be less than the sum of its total liabilities. Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $28.4 million as of December 31, 2004.

Stock Incentive Plans
The Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003” Plan) permits the granting of options and other equity incentives to officers, employees, directors, and other key persons. Up to 600,000 shares of the Bancorp’s common stock may be used from authorized but unissued shares or shares reacquired from the Corporation. No more than 200,000 shares may be issued in the form of awards other than Stock Options or Stock Appreciation Rights. Options are designated either as non-qualified or as incentive options. The exercise price of each option may not be less than fair market value of the common stock on the date of the grant. In general, the option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof. Incentive stock option awards may be granted at any time until February 20, 2013.

The Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”) permits the granting of options and other equity incentives to key employees, directors, advisors, and consultants. Up to 1,012,500 shares of the Bancorp’s common stock may be used from authorized but unissued shares, treasury stock, or shares available

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

from expired awards. Options are designated either as non-qualified or as incentive options. The exercise price of each option may not be less than fair market value of the common stock on the date of the grant. In general, the option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof. Incentive stock option awards may be granted at any time until April 29, 2007.

The Bancorp has also granted restricted stock unit and restricted stock awards under the 1997 Plan. Such awards are valued at the fair market value of common stock as of the award date and the associated cost is recognized in salaries and benefits expense over the vesting period of each award. Corresponding additions to paid-in-capital are recognized over the vesting period. In 2004, 36,000 restricted stock units were awarded which will vest on the third anniversary date of the award at which time, a share of common stock will be issued for each unit. The total unearned stock-based compensation for these awards amounted to $850 thousand at the award date. During 2003, 2,460 restricted stock share awards were issued which vest over a three-year period. For the years ended December 31, 2004 and 2003, compensation expense related to restricted stock unit and restricted stock awards amounted to $135 thousand, and $31 thousand, respectively.

The Amended and Restated 1988 Stock Option Plan (the “1988 Plan”) provided for the granting of options to directors, officers and key employees. The 1988 Plan permitted options to be granted at any time until December 31, 1997. The 1988 Plan provided for shares of the Bancorp’s common stock to be used from authorized but unissued shares, treasury stock, or shares available from expired options. Options were designated either as non-qualified or as incentive options. The exercise price of options granted was equal to the fair market value on the date of grant. In general, the option price is payable in cash, by the delivery of shares of the Bancorp’s common stock already owned by the grantee, or a combination thereof.

The 1997 Plan and the 1988 Plan permit options to be granted with stock appreciation rights ("SARs"), however, no options have been granted with SARs.

Options granted under the plans vest according to various terms at the end of ten years. The following table presents changes in options outstanding during 2004, 2003 and 2002:

Years ended December 31,	2004		2003		2002
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	1,133,600	$17.07	1,149,739	$15.61	980,059	$14.47
Granted	32,050	$27.42	235,755	$20.18	219,610	$20.07
Exercised	(110,171)	$12.38	(234,784)	$12.87	(40,769)	$11.68
Cancelled	(6,404)	$21.04	(17,110)	$19.31	(9,161)	$18.21

Outstanding at December 31	1,049,075	$17.86	1,133,600	$17.07	1,149,739	$15.61

Exercisable at December 31	814,113	$16.91	767,588	$15.74	849,739	$14.52

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

The weighted average exercise price and remaining contractual life for options outstanding at December 31, 2004 were as follows:

	Options Outstanding			Options Exercisable
		Weighted
		Average	Weighted		Weighted
		Remaining	Average		Average
Range of	Number	Contractual	Exercise	Number	Exercise
Exercise Prices	Outstanding	Life	Price	Exercisable	Price

$6.74 to $8.27	31,255	0.4 years	$7.56	31,255	$7.56
$8.28 to $11.02	36,377	1.4 years	$9.73	36,377	$9.73
$11.03 to $13.78	48,124	2.3 years	$11.68	48,124	$11.68
$13.79 to $16.54	160,563	5.2 years	$15.36	160,563	$15.36
$16.55 to $19.29	294,860	5.0 years	$17.82	294,860	$17.82
$19.30 to $22.05	442,896	7.5 years	$20.10	241,602	$20.11
$22.06 to $27.56	35,000	9.2 years	$27.38	1,332	$26.90

Total	1,049,075	5.8 years	$17.86	814,113	$16.91

As discussed in Note 1, the Corporation accounts for its stock option plan using the intrinsic value based method prescribed by APB Opinion No. 25, and in addition, is required to disclose pro forma net income and earnings per share using the fair value based method prescribed by SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost for these plans has been recognized in the Consolidated Statements of Income for 2004, 2003 and 2002.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2004, a total of 1,902,866 common stock shares were reserved for issuance under the 1988 Plan, 1997 Plan, 2003 Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2004 that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 2004, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2004 and 2003, as well as the corresponding minimum regulatory amounts and ratios:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets):
Consolidated	$141,312	10.72%	$105,453	8.00%	$131,816	10.00%
Bank	$139,389	10.57%	$105,453	8.00%	$131,816	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$120,622	9.15%	$52,726	4.00%	$79,090	6.00%
Bank	$118,699	9.00%	$52,726	4.00%	$79,090	6.00%
Tier 1 Capital (to Average Assets): (1)
Consolidated	$120,622	5.35%	$90,234	4.00%	$112,792	5.00%
Bank	$118,699	5.26%	$90,237	4.00%	$112,796	5.00%

As of December 31, 2003:
Total Capital (to Risk-Weighted Assets):
Consolidated	$124,229	11.57%	$85,867	8.00%	$107,334	10.00%
Bank	$122,763	11.44%	$85,867	8.00%	$107,334	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Consolidated	$107,339	10.00%	$42,933	4.00%	$64,400	6.00%
Bank	$105,873	9.86%	$42,933	4.00%	$64,400	6.00%
Tier 1 Capital (to Average Assets): (1)
Consolidated	$107,339	5.65%	$75,982	4.00%	$94,978	5.00%
Bank	$105,873	5.57%	$75,995	4.00%	$94,993	5.00%

(1)	Leverage ratio

(17) Earnings per Share
(Dollars in thousands, except per share amounts)

Years ended December 31,	2004		2003		2002
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$20,829	$20,829	$18,923	$18,923	$16,757	$16,757

Share amounts, in thousands:
Average outstanding	13,227.8	13,227.8	13,114.1	13,114.1	12,737.3	12,737.3
Common stock equivalents	-	314.9	-	279.5	-	195.1

Weighted average outstanding	13,227.8	13,542.7	13,114.1	13,393.6	12,737.3	12,932.4

Earnings per share	$1.57	$1.54	$1.44	$1.41	$1.32	$1.30

(18) Fair Value of Financial Instruments
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
December 31, 2004 and 2003

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

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2004 and 2003 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities
The fair value of demand deposits, NOW accounts, money market accounts and savings accounts is equal to the amount payable on demand as of December 31, 2004 and 2003. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

Securities Sold Under Agreements to Repurchase
The carrying amount of securities sold under repurchase agreements approximates fair value.

Federal Home Loan Bank Advances
Rates currently available to the Corporation for advances with similar terms and remaining maturities are used to estimate fair value of existing advances.

Derivative Financial Instruments
Forward Loan Commitments to Sell Loans Held for Sale - The fair value of forward loan commitments to sell loans reflects the estimated amounts that the Corporation would receive or pay to terminate the commitment at the reporting date. It also considers the difference between current levels of interest rates and the committed rates.

Letters of Credit - The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. Letters of credit contain provisions for fees, conditions and term periods that are consistent with customary market practices.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

Accordingly, the fair value amounts (considered to be the discounted present value of the remaining contractual fees over the unexpired commitment period) would not be material and therefore are not disclosed.

The following table presents the fair values of the Corporation’s financial instruments:

December 31,	2004		2003
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$52,081	$52,081	$61,110	$61,110
Mortgage loans held for sale	1,095	1,108	2,486	2,541
Securities available for sale	735,666	735,666	673,845	673,845
Securities held to maturity	154,392	156,270	165,576	169,401
FHLB stock	34,373	34,373	31,464	31,464
Loans, net of allowance for loan losses	1,232,905	1,251,977	945,067	972,481
Bank-owned life insurance	29,249	29,249	28,074	28,074
Derivative financial instruments relating to assets:
Forward loan commitments	(8)	(8)	(16)	(16)

Financial Liabilities:
Noninterest bearing demand deposits	$189,588	$189,588	$194,144	$194,144
NOW accounts	174,727	174,727	153,344	153,344
Money market accounts	196,775	196,775	83,037	83,037
Savings accounts	251,920	251,920	257,497	257,497
Certificates of deposit	644,875	658,996	518,119	531,207
FHLB advances	672,748	683,668	607,104	623,399
Other borrowings	3,417	3,417	2,311	2,311

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

(19) Parent Company Financial Statements
The following are parent company only financial statements of the Washington Trust Bancorp, Inc. reflecting the investment in the Bank on the equity basis of accounting. The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets	(Dollars in thousands)

December 31,	2004	2003

Assets:
Cash on deposit with bank subsidiary	$1,931	$1,779
Investment in bank subsidiary at equity value	149,928	136,589
Dividend receivable from bank subsidiary	2,250	1,800

Total assets	$154,109	$140,168

Liabilities:
Dividends payable	$2,257	$2,113

Total liabilities	2,257	2,113

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30 million shares in 2004 and 2003; issued 13,278,685 shares in 2004
and 13,204,024 shares in 2003	830	825
Paid-in capital	31,718	29,868
Retained earnings	113,314	101,492
Unearned stock-based compensation	(737)	(22)
Accumulated other comprehensive income	6,937	6,101
Treasury stock, at cost; 9,309 shares in 2004 and 9,463 shares in 2003	(210)	(209)

Total shareholders’ equity	151,852	138,055

Total liabilities and shareholders’ equity	$154,109	$140,168

Statements of Income	(Dollars in thousands)

Years ended December 31,	2004	2003	2002

Dividends from bank subsidiary	$9,000	$6,300	$26,742
Equity in undistributed earnings of subsidiary	11,829	12,623	(9,985)

Net income	$20,829	$18,923	$16,757

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2004 and 2003

Statements of Cash Flows	(Dollars in thousands)

Years ended December 31,	2004	2003	2002

Cash flow from operating activities:
Net income	$20,829	$18,923	$16,757
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity effect of undistributed earnings of subsidiary	(11,829)	(12,623)	9,985
(Increase) decrease in dividend receivable	(450)	(300)	1,380
Other	-	-	(390)

Net cash provided by operating activities	8,550	6,000	27,732

Cash flows from investing activities:
Proceeds from the sale of securities available for sale	-	-	521
Cash paid for acquisition	-	-	(19,648)

Net cash used in investing activities	-	-	(19,127)

Cash flows from financing activities:
Purchase of treasury stock	(125)	-	(536)
Proceeds from the issuance of common stock	590	1,174	397
Cash dividends paid	(8,863)	(7,861)	(6,898)

Net cash used in financing activities	(8,398)	(6,687)	(7,037)

Net increase (decrease) in cash	152	(687)	1,568
Cash at beginning of year	1,779	2,466	898

Cash at end of year	$1,931	$1,779	$2,466

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2004. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Required information regarding directors is presented under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 15, 2005 prepared for the Annual Meeting of Shareholders to be held April 26, 2005 and incorporated herein by reference.

Required information regarding audit committee financial experts is included under the caption “Audit Committee” in the Bancorp’s Proxy Statement dated March 15, 2005 prepared for the Annual Meeting of Shareholders to be held April 26, 2005 and incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 15, 2005 prepared for the Annual Meeting of Shareholders to be held April 26, 2005, which is incorporated herein by reference.

The Corporation adopted a code of ethics that applies to all of the Corporation’s directors, officers and employees. This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.

ITEM 11. Executive Compensation

The information required by this Item appears under the caption “Compensation of Directors and Executive Officers - Executive Compensation” in the Bancorp’s Proxy Statement dated March 15, 2005 prepared for the Annual Meeting of Shareholders to be held April 26, 2005, which is incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Required information regarding security ownership of certain beneficial owners and management appears under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 15, 2005 prepared for the Annual Meeting of Shareholders to be held April 26, 2005, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2004 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1988 Plan, the 1997 Plan, the 2003 Plan and the Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (2)	1,049,075	$17.86	504,816(3)

Equity compensation plans not approved by security holders (4)	11,027	N/A(5)	13,973

Total	1,060,102	$17.86	518,789

(1)	Does not include any restricted stock as such shares are already reflected in the Bancorp’s outstanding shares.
(2)	Consists of the 1988 Plan, the 1997 Plan and the 2003 Plan.
(3)	Includes up to 324,673 securities that may be issued in the form of restricted stock under the 1997 Plan and the 2003 Plan.
(4)	Consists of the Deferred Compensation Plan, which is described below.
(5)	Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan as such units do not have any exercise price.

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

The Deferred Compensation Plan was included as part of Exhibit 4.4 to the Bancorp’s Form S-8 Registration Statement filed with the SEC on February 12, 1999.

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the caption “Indebtedness and Other Transactions” in the Bancorp’s Proxy Statement dated March 15, 2005 prepared for the Annual Meeting of Shareholders to be held April 26, 2005.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the caption “Independent Auditors” in the Bancorp’s Proxy Statement dated March 15, 2005 prepared for the Annual Meeting of Shareholders to be held April 26, 2005.

ITEM 15. Exhibits, Financial Statement Schedules

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

	3.	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit Number

3.a	Restated Articles of Incorporation of the Registrant - Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1)

3.b	Amendment to Restated Articles of Incorporation - Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)

3.c	Amended and Restated By-Laws of the Registrant - Filed as Exhibit 3.c to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)

4.a
Amended and Restated Agreement, between the Registrant and Mellon Investor Services LLC, dated March 1, 2002 - Filed as Exhibit 4.a to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. (1)

10.a	Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.a to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

10.b	Annual Performance Plan - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2005. (1) (2)

10.c
Amended and Restated Nonqualified Deferred Compensation Plan - Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-72277) filed with the Commission on February 12, 1999. (1) (2)

10.d	Amended and Restated 1988 Stock Option Plan - Filed as Exhibit 10.d to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

10.e
Vote of the Board of Directors of the Registrant which constitutes the 1996 Directors’ Stock Plan - Filed as Exhibit 10.e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1) (2)

Exhibit Number
10.f	The Registrant’s 1997 Equity Incentive Plan - Filed as Exhibit 10.f to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1) (2)

10.g	Revised Change in Control Agreements with Executive Officers - Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000. (1) (2)

10.h	Change in Control Agreement with an Executive Officer - Filed as Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. (1) (2)

10.i	Amendment to the Registrant’s 1997 Equity Incentive Plan - Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. (1) (2)

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

10.l	Amendment to the Registrant’s Nonqualified Deferred Compensation Plan - Filed as Exhibit 10.l to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000. (1) (2)

10.m	Amendment to Change in Control Agreement with an Executive Officer - Filed as Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. (1) (2)

10.n	Supplemental Executive Retirement Plan - Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. (1) (2)

10.o	Amendment to Change in Control Agreement with an Executive Officer - Filed as Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (1) (2)

10.p
Amendment to the Registrant’s Trust Agreement Under The Washington Trust Company’s Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (1) (2)

10.q	Noncompetition Agreement - Filed as Exhibit 10.a to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. (1) (2)

10.r	2003 Stock Incentive Plan - Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (1) (2)

10.s	First Amendment to 2003 Stock Incentive Plan - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2004. (1) (2)

10.t	Amendment to the Registrant’s Nonqualified Deferred Compensation Plan - Filed herewith. (2)

14	Code of Ethics - Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2004. (1)

21	Subsidiaries of the Registrant - Filed as Exhibit 21 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)

23	Consent of Independent Accountants - Filed herewith.

31.a	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.

31.b	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.

Exhibit Number

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith. (3)

(1)
Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Exchange Act, reference is made to the documents previously filed with the SEC, which are incorporated by reference herein.

(2)	Management contract or compensatory plan or arrangement.
(3)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

(c) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(d) Financial Statement Schedules. None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: March 4, 2005	By	/s/ John C. Warren
John C. Warren
Chairman, Chief Executive Officer and Director (principal executive officer)

Date: March 4, 2005	By	/s/ David V. Devault
David V. Devault Executive Vice President, Treasurer and
Chief Financial Officer
(principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 4, 2005	/s/ Gary P. Bennett
Gary P. Bennett, Director

Date: March 4, 2005	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date: March 4, 2005	/s/ Larry J. Hirsch
Larry J. Hirsch, Director

Date: March 4, 2005	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date: March 4, 2005	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date: March 4, 2005	/s/ Mary E. Kennard
Mary E. Kennard, Director

Date: March 4, 2005	/s/ Edward M. Mazze
Edward M. Mazze, Director

Date: March 4, 2005	/s/ Kathleen McKeough
Kathleen McKeough, Director

Date: March 4, 2005	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date: March 4, 2005	/s/ H. Douglas Randall III
H. Douglas Randall, III, Director

Date: March 9, 2005	/s/ Joyce Olson Resnikoff
Joyce Olson Resnikoff, Director

Date: March 4, 2005	/s/ Patrick J. Shanahan, Jr.
Patrick J. Shanahan, Jr., Director

Date: March 4, 2005	/s/ James P. Sullivan
James P. Sullivan, Director

Date: March 4, 2005	/s/ Neil H. Thorp
Neil H. Thorp, Director

Date: March 4, 2005	/s/ John F. Treanor
John F. Treanor, Director

Date: March 4, 2005	/s/ John C. Warren
John C. Warren, Director