Form 10-Q
period 2005-03-31
WASHINGTON TRUST BANCORP INC
filed 2005-05-09
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2005 or

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
☒Yes ☐No

The number of shares of common stock of the registrant outstanding as of April 30, 2005 was 13,300,192.

This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation’s (as hereinafter defined) actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation’s competition, the ability to consummate the acquisition of Weston Financial Group Inc. (“Weston”) in a timely manner, the risk that difficulties will arise in connection with the integration of the operations of Weston with the operations of our banking or investment management businesses, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.

PART I. FINANCIAL INFORMATION	(Dollars in thousands)
ITEM 1. FINANCIAL STATEMENTS	(Unaudited)
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	March 31,	December 31,
CONSOLIDATED BALANCE SHEETS	2005	2004
Assets:
Cash and due from banks	$40,578	$34,801
Federal funds sold and other short-term investments	19,950	17,280
Mortgage loans held for sale	2,038	1,095
Securities:
Available for sale, at fair value; amortized cost $694,309 in 2005 and $724,209 in 2004	696,705	735,666
Held to maturity, at cost; fair value $169,459 in 2005 and $156,270 in 2004	170,168	154,392
Total securities	866,873	890,058
Federal Home Loan Bank stock, at cost	34,966	34,373
Loans:
Commercial and other	510,464	507,711
Residential real estate	548,840	513,695
Consumer	234,886	228,270
Total loans	1,294,190	1,249,676
Less allowance for loan losses	17,058	16,771
Net loans	1,277,132	1,232,905
Premises and equipment, net	23,801	24,248
Accrued interest receivable	9,805	9,367
Investment in bank-owned life insurance	29,522	29,249
Goodwill	22,591	22,591
Identifiable intangible assets	1,162	1,309
Other assets	13,720	10,544
Total assets	$2,342,138	$2,307,820
Liabilities:
Deposits:
Demand deposits	$190,883	$189,588
NOW accounts	180,240	174,727
Money market accounts	189,870	196,775
Savings accounts	248,852	251,920
Time deposits	719,202	644,875
Total deposits	1,529,047	1,457,885
Dividends payable	2,394	2,257
Federal Home Loan Bank advances	639,874	672,748
Other borrowings	2,535	3,417
Accrued expenses and other liabilities	19,063	19,661
Total liabilities	2,192,913	2,155,968
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30 million shares;
issued 13,299,455 shares in 2005 and 13,278,685 in 2004	831	830
Paid-in capital	31,857	31,718
Retained earnings	116,330	113,314
Unearned stock-based compensation	(667)	(737)
Accumulated other comprehensive income	1,064	6,937
Treasury stock, at cost; 8,321 shares in 2005 and 9,309 in 2004	(190)	(210)
Total shareholders’ equity	149,225	151,852
Total liabilities and shareholders’ equity	$2,342,138	$2,307,820
The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	(Unaudited)
Three Months Ended March 31,	2005	2004
Interest income:
Interest and fees on loans	$17,825	$13,641
Interest on securities	8,619	8,255
Dividends on corporate stock and Federal Home Loan Bank stock	619	474
Interest on federal funds sold and other short-term investments	55	20
Total interest income	27,118	22,390
Interest expense:
Deposits	6,932	4,747
Federal Home Loan Bank advances	5,549	4,545
Other	16	15
Total interest expense	12,497	9,307
Net interest income	14,621	13,083
Provision for loan losses	300	120
Net interest income after provision for loan losses	14,321	12,963
Noninterest income:
Trust and investment management fees	3,212	3,055
Service charges on deposit accounts	1,011	1,170
Merchant processing fees	778	597
Net gains on loan sales	487	349
Income from bank-owned life insurance	272	299
Other income	319	470
Total noninterest income	6,079	5,940
Noninterest expense:
Salaries and employee benefits	7,459	6,977
Net occupancy	853	816
Equipment	882	770
Merchant processing costs	636	466
Advertising and promotion	303	466
Outsourced services	413	376
Legal, audit and professional fees	392	258
Amortization of intangibles	147	161
Other	1,359	1,390
Total noninterest expense	12,444	11,680
Income before income taxes	7,956	7,223
Income tax expense	2,546	2,268
Net income	$5,410	$4,955

Weighted average shares outstanding - basic	13,282.7	13,202.6
Weighted average shares outstanding - diluted	13,617.3	13,513.3
Per share information:
Basic earnings per share	$0.41	$0.38
Diluted earnings per share	$0.40	$0.37
Cash dividends declared per share	$0.18	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
Three months ended March 31,	2005	2004

Cash flows from operating activities:
Net income	$5,410	$4,955
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	120
Depreciation of premises and equipment	758	709
Net amortization of premium and discount	603	557
Net amortization of intangibles	147	161
Amortization of restricted stock	70	6
Net gains on loan sales	(487)	(349)
Earnings from bank-owned life insurance	(272)	(299)
Proceeds from sales of loans	12,244	11,382
Loans originated for sale	(12,797)	(11,041)
Increase in accrued interest receivable, excluding purchased interest	(357)	(358)
Decrease (increase) in other assets	11	(217)
Decrease in accrued expenses and other liabilities	(598)	(1,157)
Other, net	248	246
Net cash provided by operating activities	5,280	4,715

Cash flows from investing activities:
Securities available for sale: Purchases	(19,233)	(118,330)
Maturities and principal repayments	48,719	59,218
Securities held to maturity: Purchases	(23,057)	(1,396)
Maturities and principal repayments	7,179	20,204
Purchase of Federal Home Loan Bank stock	(593)	(1,325)
Principal collected on loans under loan originations	(13,296)	(28,896)
Purchases of loans, including purchased interest	(31,323)	(14,486)
Purchases of premises and equipment	(312)	(784)
Net cash used in investing activities	(31,916)	(85,795)

Cash flows from financing activities:
Net increase in deposits	71,165	38,627
Net decrease in other borrowings	(882)	(686)
Proceeds from Federal Home Loan Bank advances	205,112	348,350
Repayment of Federal Home Loan Bank advances	(237,967)	(311,206)
Purchases of treasury stock	(9)	(132)
Net effect of common stock issuances	(79)	63
Cash dividends paid	(2,257)	(2,113)
Net cash provided by financing activities	35,083	72,903
Net increase (decrease) in cash and cash equivalents	8,447	(8,177)
Cash and cash equivalents at beginning of year	52,081	61,110
Cash and cash equivalents at end of period	$60,528	$52,933

Noncash Investing and Financing Activities:
Loans charged off	$104	$68
Supplemental Disclosures:
Interest payments	12,340	9,472
Income tax (refunds) payments	(9)	2

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (“the “Bancorp”) and its wholly owned subsidiary, The Washington Trust Company (the “Bank” or “Subsidiary”) (together, the “Corporation” or “Washington Trust”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses, the review of goodwill and other intangible assets for impairment, other-than-temporary impairment, interest income recognition and tax estimates. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of March 31, 2005 and December 31, 2004, respectively, and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Bancorp and the Bank. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The Corporation has not changed its accounting and reporting policies from those disclosed in the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current year classification. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

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

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” The Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Revised SFAS No. 123 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost would be recognized in the financial statement over the requisite service period. This Statement is effective for any interim or annual period beginning after June 15, 2005. For those option awards outstanding as of March 31, 2005 with requisite service periods remaining subsequent to the implementation date of this Statement, the Corporation expects that the cost associated with such awards to be recognized in the financial statements will not be significant.

In April 2005, the SEC issued a new rule that amended the compliance dates for SFAS No. 123 (revised 2004). The SEC’s new rule allows companies to implement revised SFAS No. 123 at the beginning of the next fiscal year, instead of the next reporting period, that begins after June 15, 2005.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(3) Stock Based Compensation
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

(Dollars in thousands, except per share amounts)

Three months ended March 31,		2005	2004

Net income	As reported	$5,410	$4,955
Less:
Total stock-based compensation
determined under fair value
method for all awards, net of tax		(138)	(284)
Pro forma		$5,272	$4,671

Basic earnings per share	As reported	$.41	$.38
Pro forma		$.40	$.35

Diluted earnings per share	As reported	$.40	$.37
Pro forma		$.39	$.35

No options were granted during the three-month period ended March 31, 2005. There were 3,050 options granted during the three-month period ended March 31, 2004.

The Bancorp has granted restricted stock unit and restricted stock awards under its 1997 Equity Incentive Plan. Such awards are valued at the fair market value of common stock as of the award date and the associated cost is recognized in salaries and benefits expense over the vesting period of each award. Corresponding additions to paid-in-capital are recognized over the vesting period. In August 2004, 36,000 restricted stock units were awarded which will vest on the third anniversary date of the award at which time, a share of common stock will be issued for each unit. The total unearned stock-based compensation for these awards amounted to $850 thousand at the award date. During 2003, 2,460 restricted stock share awards were issued which vest over a three-year period. For the three-month periods ended March 31, 2005 and 2004, compensation expense related to restricted stock unit and restricted stock awards amounted to $70 thousand and $5 thousand, respectively.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average common shares outstanding, excluding options and other equity instruments. The dilutive effect of options, restricted stock units and other items is calculated using the treasury stock method for purposes of weighted average dilutive shares. Diluted EPS is computed by dividing net income by the average number of common shares and common stock equivalents outstanding.

(Dollars and shares in thousands, except per share amounts)

Three months ended March 31,	2005	2004

Net income	$5,410	$4,955

Weighted average basic shares	13,282.7	13,202.6
Dilutive effect of:
Options	316.3	310.7
Other	18.3	-

Weighted average diluted shares	13,617.3	13,513.3

Earnings per share
Basic	$0.41	$0.38
Diluted	$0.40	$0.37

(5) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$117,767	$1,633	$(1,138)	$118,262
Mortgage-backed securities	480,259	2,071	(8,554)	473,776
Corporate bonds	78,316	599	(828)	78,087
Corporate stocks	17,967	8,724	(111)	26,580
Total	694,309	13,027	(10,631)	696,705
December 31, 2004
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	135,513	2,771	(621)	137,663
Mortgage-backed securities	492,364	2,944	(3,461)	491,847
Corporate bonds	78,364	953	(483)	78,834
Corporate stocks	17,968	9,443	(89)	27,322
Total	$724,209	$16,111	$(4,654)	$735,666

There were no sales of securities available for sale during the three months ended March 31, 2005.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$45,251	$-	$(604)	$44,647
Mortgage-backed securities	104,311	1,308	(1,382)	104,237
States and political subdivisions	20,606	194	(225)	20,575
Total	170,168	1,502	(2,211)	169,459
December 31, 2004
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	30,000	3	(127)	29,876
Mortgage-backed securities	105,753	1,927	(208)	107,472
States and political subdivisions	18,639	348	(65)	18,922
Total	$154,392	$2,278	$(400)	$156,270

There were no sales of securities held to maturity during the three months ended March 31, 2005.

Securities with a fair value of $580.8 million and $574.7 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain public deposits at March 31, 2005 and December 31, 2004, respectively. In addition, securities with a fair value of $16.4 million and $20.9 million were collateralized for the discount window at the Federal Reserve Bank at March 31, 2005 and December 31, 2004, respectively. There were no borrowings with the Federal Reserve Bank at either date.

Securities available for sale with a fair value of $2.5 million and $2.4 million were designated in a rabbi trust for a nonqualified retirement plan at March 31, 2005 and December 31, 2004, respectively.

The following tables summarize, for all securities in an unrealized loss position at March 31, 2005 and December 31, 2004, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At March 31, 2005	#	Value	Losses	#	Value	Losses	#	Value	Losses

U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	13	$82,420	$992	4	$34,250	$750	17	$116,670	$1,742
Mortgage-backed securities	45	218,459	3,664	35	214,661	6,272	80	433,120	9,936
States and political subdivisions	14	7,682	159	2	1,328	66	16	9,010	225
Corporate bonds	9	25,745	548	6	12,758	280	15	38,503	828
Subtotal, debt securities	81	334,306	5,363	47	262,997	7,368	128	597,303	12,731
Corporate stocks	5	2,471	77	2	977	34	7	3,448	111

Total temporarily impaired securities	86	$336,777	$5,440	49	$263,974	$7,402	135	$600,751	$12,842

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2004	#	Value	Losses	#	Value	Losses	#	Value	Losses

U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	10	$73,436	$497	1	$11,749	$251	11	$85,185	$748
Mortgage-backed securities	40	271,485	2,310	19	88,313	1,359	59	359,798	3,669
States and political subdivisions	6	3,982	65	-	-	-	6	3,982	65
Corporate bonds	7	20,183	182	5	11,737	301	12	31,920	483
Subtotal, debt securities	63	369,086	3,054	25	111,799	1,911	88	480,885	4,965
Corporate stocks	4	2,207	68	1	479	21	5	2,686	89

Total temporarily impaired securities	67	$371,293	$3,122	26	$112,278	$1,932	93	$483,571	$5,054

The majority of debt securities reported in an unrealized loss position at March 31, 2005 were purchased during 2003 and early 2004, during which period interest rates were at or near historical lows. The increase in interest rates since the time of purchase has resulted in a decline in market value for these debt securities. The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at March 31, 2005 consisted of 128 debt security holdings. The largest loss percentage of any single holding was 6.24% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The Corporation believes that the nature and duration of impairment on its equity securities holdings are considered to be a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at March 31, 2005 consisted of seven holdings of financial and commercial entities. The largest loss percentage position of any single holding was 5.20% of its cost.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	March 31, 2005		December 31, 2004
	Amount	%	Amount	%

Commercial:
Mortgages (1)	$260,058	20%	$266,670	21%
Construction and development (2)	31,060	3%	29,263	3%
Other (3)	219,346	17%	211,778	17%

Total commercial	510,464	40%	507,711	41%

Residential real estate:
Mortgages (4)	529,177	41%	494,720	40%
Homeowner construction	19,663	1%	18,975	1%

Total residential real estate	548,840	42%	513,695	41%

Consumer
Home equity lines	157,752	12%	155,001	12%
Other (4)	77,134	6%	73,269	6%

Total consumer	234,886	18%	228,270	18%

Total loans (6)	$1,294,190	100%	$1,249,676	100%

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
(5) Fixed rate home equity loans and other consumer installment loans.
(6) Net of unamortized loan origination fees, net of costs, totaling $544 thousand and $507 thousand at March 31, 2005 and December 31, 2004, respectively. Also includes $883 thousand and $729 thousand of premium, net of discount, on purchased loans at March 31, 2005 and December 31, 2004, respectively.

(7) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)

Three months ended March 31,	2005	2004

Balance at beginning of period	$16,771	$15,914
Provision charged to expense	300	120
Recoveries of loans previously charged off	91	208
Loans charged off	(104)	(68)

Balance at end of period	$17,058	$16,174

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the three months ended March 31, 2005 are as follows:

(Dollars in thousands)		Core Deposit	Other	Total
	Goodwill	Intangibles	Intangibles	Intangibles

Balance at December 31, 2004	$22,591	$1,214	$95	$23,900
Amortization expense	-	(76)	(71)	(147)
Impairment recognized	-	-	-	-
Balance at March 31, 2005	$22,591	$1,138	$24	$23,753

At March 31, 2005, the Corporation had unamortized identifiable intangible assets consisting of core deposit intangibles and a noncompete agreement.

Estimated annual amortization expense is as follows:

(Dollars in thousands)	Core Deposit	Other	Total
Estimated amortization expense	Intangibles	Intangibles	Intangibles

April 1 to December 31, 2005	$227	$24	$251
2006	261	-	261
2007	140	-	140
2008	120	-	120
2009	120	-	120

The components of intangible assets at March 31, 2005 are as follows:

(Dollars in thousands)	Gross Carrying	Accumulated	Net
Intangible assets	Amount	Amortization	Amount

Core deposit intangibles	$2,997	$(1,859)	$1,138
Other intangibles	852	(828)	24

Total	$3,849	$(2,687)	$1,162

(9) Borrowings
Federal Home Loan Bank (“FHLB”) advances outstanding are summarized below:

(Dollars in thousands)	March 31,	December 31,
	2005	2004

FHLB advances	$639,874	$672,748

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at March 31, 2005 and December 31, 2004. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at March 31, 2005 and December 31, 2004. Included in the collateral were securities available for sale and held to maturity with a fair value of $513.1 million and $515.8 million that were specifically pledged to secure FHLB borrowings at March 31, 2005 and December 31, 2004, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of other borrowings:

(Dollars in thousands)	March 31,	December 31,
	2005	2004

Treasury, Tax and Loan demand note balance	$2,004	$2,835
Other	531	582

Other borrowings	$2,535	$3,417

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

The actuarial assumptions used for the non-qualified retirement plans are the same as those used for the Corporation’s tax-qualified pension plan. The non-qualified retirement plans provide for the designation of assets in rabbi trusts. At March 31, 2005 and December 31, 2004, securities available for sale and other assets designated for this purpose with a carrying value of $2.9 million and $3.0 million, respectively, are included in the Corporation’s Consolidated Balance Sheet.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Three months ended March 31,	2005	2004	2005	2004

Service cost	$468	$398	$77	$72
Interest cost	380	342	109	97
Expected return on plan assets	(421)	(391)	-	-
Amortization of transition asset	(1)	(1)	-	-
Amortization of prior service cost	7	7	20	20
Recognized net actuarial loss	31	9	113	16

Net periodic benefit cost	$464	$364	$319	$205

Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2005 and 2004 were as follows:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2005	2004	2005	2004

Measurement date	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Discount rate	6.00%	6.10%	6.00%	6.10%
Expected long-term return on plan assets	8.25%	8.25%	-	-
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1.3 million to its qualified pension plan and $326 thousand in benefit payments to its non-qualified retirement plans in 2005. As of March 31, 2005, $1.3 million of contributions have been made to the qualified pension plan and $81 thousand in benefit payments have been made to the non-qualified retirement plans. The Corporation presently anticipates contributing an additional $245 thousand in benefit payments to the non-qualified retirement plans in 2005 for a total of $326 thousand.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

(Dollars in thousands)	March 31, 2005	December 31, 2004

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$96,674	$87,249
Home equity lines	157,121	150,175
Other loans	19,344	20,870
Standby letters of credit	8,801	9,737
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	2,696	2,846
Commitments to sell fixed rate mortgage loans	4,736	3,947

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At March 31, 2005 and December 31, 2004, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.8 million and $9.7 million, respectively. At March 31, 2005 and December 31, 2004, there was no liability to beneficiaries resulting from standby letters of credit.

At March 31, 2005, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At March 31, 2005 and December 31, 2004, the carrying value of these commitments amounted to $22 thousand and $(3) thousand, respectively, and was reported in other assets. Changes in the fair value were recorded in current earnings and amounted to income of $29 thousand and $13 thousand for the three months ended March 31, 2005 and 2004, respectively.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

(13) Acquisition Agreement
On March 21, 2005, the Bancorp announced that it has signed a definitive agreement to acquire Weston Financial Group, Inc. (“Weston”), a registered investment advisor with assets under management in excess of $1.2 billion. Located in Wellesley, Massachusetts, the firm specializes in providing financial planning and investment counseling services. Weston also serves as investment advisor to various mutual funds (the “New Century Portfolio”). At the closing, the Bancorp will acquire all of the outstanding shares of Weston's capital stock for $20.0 million in cash, subject to customary adjustments for the percentage of investment accounts transferred and other matters. In addition, the transaction is structured to provide for the contingent payment of additional amounts based on operating results during a three-year earn-out period ending December 31, 2008 with a guaranteed minimum payout of $6.0 million in cash over the three-year period. The Bancorp expects to finance this transaction primarily through the issuance of trust preferred stock and other sources and does not expect to issue any common stock in connection with the transaction. It is currently anticipated that the acquisition, which is subject to state and federal regulatory approval, approval of the New Century’s Portfolio’s shareholders and other customary conditions to closing, will most likely be completed in the third quarter of 2005.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at March 31, 2005 and for the three months ended March 31, 2005 and 2004, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board) and not an audit, set forth in their separate report dated May 9, 2005 appearing below. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiary (the “Corporation”) as of March 31, 2005, the related consolidated statements of income and the related consolidated statements of cash flows for the three months ended March 31, 2005 and 2004. These consolidated financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiary as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Providence, Rhode Island
May 9, 2005

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Bancorp provides a broad range of banking and financial services through its subsidiary, the Bank. The Bank’s primary source of income is net interest income. The Bank’s lending business includes commercial, residential mortgage and consumer loans. The Bank’s loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island, and to a lesser extent, Connecticut and Massachusetts, as well as other states. The Bank also offers a full range of retail and commercial deposit products through its seventeen banking offices located in Rhode Island and southeastern Connecticut. Noninterest income is an important source of revenue for Washington Trust. Primary sources of noninterest income are trust and investment management revenues, service charges on deposit accounts, merchant credit card processing and net gains on loan sales. Revenue from trust and investment management services continues to be the largest component of noninterest income.

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

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan defaults and charge-off rates, changes in the size and nature of the Corporation’s competition, the ability to consummate the acquisition of Weston in a timely manner, the risk that difficulties will arise in connection with the integration of the operations of Weston with the operations of our banking or investment management businesses, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1 of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2004 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Corporation’s accounting and reporting policies comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are important in understanding the reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2004 Annual Report on Form 10-K, we have identified the allowance for loan losses, review of goodwill and intangible assets for impairment, other-than-temporary impairment, interest income recognition, and tax estimates as critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Results of Operations
The Corporation reported first quarter ended March 31, 2005 net income of $5.4 million, an increase of 9% from the $5.0 million reported for the first quarter of 2004. On a diluted earnings per share basis, the Corporation earned 40 cents for the first quarter of 2005, up 8% from the 37 cents earned for the same quarter in 2004. The returns on average equity and average assets for the three months ended March 31, 2005 were 14.20% and 0.94%, respectively, compared to 13.90% and 1.00%, respectively, for the same period in 2004.

Net Interest Income
Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, and continues to be the primary source of Washington Trust’s operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earnings assets and interest-bearing liabilities. Net interest income totaled $14.6 million for the first quarter of 2005, up 12% from the $13.1 million reported for the same quarter a year ago.

The following discussion presents net interest income on a fully taxable equivalent (FTE) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

FTE net interest income for the three months ended March 31, 2005 amounted to $14.9, up 12% from the $13.3 million reported for the same period a year ago. Average interest-earning assets amounted to $2.187 billion for the quarter ended March 31, 2005 up 17% over the amount reported for the same period last year. This increase was mainly due to an increase in average balances of loans, resulting from purchases of residential mortgage loans as well as growth in commercial and consumer loans. Average interest-bearing liabilities totaled $1.963 billion for the first quarter of 2005, up 18% over the amount reported for the comparable quarter last year, as deposit growth, along with additional borrowings, were utilized to fund the Corporation's asset growth.

The net interest margins (FTE net interest income as a percentage of average interest-earning assets) for the three months ended March 31, 2005 was 2.76%, up 7 basis points from the fourth quarter of 2004, but lower than the 2.87% level reported for the first quarter of 2004. The improvement in the net interest margin during the first quarter of 2005 primarily resulted from higher yields on commercial and consumer loans. The decrease in the net interest margin from the first quarter of 2004 was largely attributable to increased funding costs for deposits and borrowed funds, which were partially offset by higher yields on investment securities and loans. The interest rate spread decreased from 2.62% for the quarter ended March 31, 2004 to 2.49% for the quarter ended March 31, 2005. The yield on interest-earning assets increased 19 basis points, while the cost of interest-bearing liabilities increased 32 basis points.

Average loans for the first three months of 2005 increased $299.8 million, or 31%, over the amount reported for the same period last year. The FTE rate of return on total loans for the quarter ended March 31, 2005 was 5.69%, up slightly from the first quarter 2004 rate of 5.65%. Average residential real estate loans for the quarter ended March 31, 2005 increased $140.0 million, or 36%, over the same period a year ago, primarily due to purchases of loans from other institutions. The yield on residential real estate loans for the first quarter of 2005 decreased 32 basis points from the same quarter in 2004, and amounted to 4.97%. Average commercial loans for the three months ended March 31, 2005 rose $99.6 million, or 24%, over the same period last year. The yield on commercial loans for the first quarter of 2005 increased 14 basis points from the first quarter of 2004, and totaled 6.67%. Average consumer loans for the first quarter of 2005 rose $60.1 million, or 35%, compared to the same quarter last year. Most of this growth was in home equity lines and loans. The yield on consumer loans increased 84 basis points from the prior year, primarily due to a rise in the yield on home equity lines.

Total average securities for the three months ended March 31, 2005 amounted to $913.4 million, up $24.0 million, or 3%, from the same period last year, mainly due to purchases of taxable debt securities. The FTE rate of return on securities was 4.22% for the first quarter of 2005, up from 4.04% for the first quarter of 2004. The increase in the total yield on securities reflects a combination of higher yields on variable rate securities tied to short-term interest rates and higher marginal rates on reinvestment of cash flows in 2005 relative to the prior year.

NOW account deposits and savings accounts continue to be the least costly sources of funding for the Bank. Average NOW account deposits for the three months ended March 31, 2005 increased $22.0 million, or 15%, over the amount reported for the same period last year. The rate paid on NOW account deposits was 0.18% in the first quarter of 2005, compared to 0.22% in the first quarter of 2004. Average savings deposits for the first three months of 2005 amounted to $249.0 million with a rate paid of 0.61%, compared to $253.5 million and a rate paid of 0.60% for the same period a year ago. Average money market account deposits for the three months ended March 31, 2005 rose $102.1 million, or 108%, with an increase of 59 basis points in the rate paid compared to the same period in 2004. The increase in the rate paid on money market accounts was due in part to higher rates paid on larger balance, premium money market account balances. Average time deposits for the first quarter of 2005 increased $161.3 million, or 31%, from the amount for the first quarter of 2004, primarily due to growth in both consumer and brokered certificates of deposit. The rate paid on time deposits for the first three months of 2005 was 3.32%, compared to 3.06% for the same period last year. In addition, average demand deposits, an interest-free source of funding, amounted to $182.3 million for the three months ended March 31, 2005, up $12.0 million, or 7%, from the same period in 2004.

Average FHLB advances for the first quarter of 2005 amounted to $655.6 million, up $22.4 million from the amount reported for the same period in 2004. The average rate paid on FHLB advances in the first quarter of 2005 was 3.43%, an increase of 54 basis points from the rate paid in the first quarter of 2004.

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

Three months ended March 31,	2005			2004
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Residential real estate loans	$530,845	$6,505	4.97%	$390,834	$5,137	5.29%
Commercial and other loans	512,260	8,426	6.67%	412,642	6,703	6.53%
Consumer loans	230,728	2,939	5.17%	170,589	1,838	4.33%
Total loans	1,273,833	17,870	5.69%	974,065	13,678	5.65%
Federal funds sold and other short-term investments	10,670	55	2.10%	11,156	20	0.71%
Taxable debt securities	830,738	8,434	4.12%	809,504	8,103	4.03%
Nontaxable debt securities	19,132	284	6.01%	14,235	233	6.59%
Corporate stocks and FHLB stock	52,852	723	5.54%	54,518	588	4.34%
Total securities	913,392	9,496	4.22%	889,413	8,944	4.04%
Total interest-earning assets	2,187,225	27,366	5.07%	1,863,478	22,622	4.88%
Non interest-earning assets	126,180			124,664
Total assets	$2,313,405			$1,988,142

Liabilities and
Shareholders’ Equity:
NOW accounts	$171,108	$78	0.18%	$149,060	$81	0.22%
Money market accounts	196,577	841	1.74%	94,430	267	1.15%
Savings deposits	248,957	377	0.61%	253,543	381	0.60%
Time deposits	688,878	5,637	3.32%	527,531	4,018	3.06%
FHLB advances	655,564	5,549	3.43%	633,195	4,545	2.89%
Other	1,507	15	4.24%	1,837	15	3.30%
Total interest-bearing liabilities	1,962,591	12,497	2.58%	1,659,596	9,307	2.26%
Demand deposits	182,281			170,289
Other liabilities	16,113			15,675
Shareholders’ equity	152,420			142,582
Total liabilities and shareholders’ equity	$2,313,405			$1,988,142
Net interest income (FTE)		$14,869			$13,315
Interest rate spread			2.49%			2.62%
Net interest margin			2.76%			2.87%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,	2005	2004
Commercial and other loans	$45	$37
Nontaxable debt securities	99	82
Corporate stocks	104	113

Provision and Allowance for Loan Losses
The Corporation’s loan loss provision amounted to $300 thousand for the quarter ended March 31, 2005, up from $250 thousand for the fourth quarter of 2004 and $120 thousand for the first quarter of 2004. The increase was in response to growth in the loan portfolio. The allowance for loan losses was $17.1 million, or 1.32% of total loans, at March 31, 2005, compared to $16.8 million, or 1.34%, at December 31, 2004.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. For the first quarter of 2005, noninterest income totaled $6.1 million, compared to $5.9 million reported for the same quarter a year ago. Primary sources of noninterest income are trust and investment management fees, service charges on deposit accounts, merchant credit card processing fees and net gains on sales of loans.

The following table presents a noninterest income comparison for the three months ended March 31, 2005 and 2004:

(Dollars in thousands)	2005	2004	$ Change	% Change

Noninterest income:
Trust and investment management fees	$3,212	$3,055	$157	5%
Service charges on deposit accounts	1,011	1,170	(159)	(14)%
Merchant processing fees	778	597	181	30%
Net gains on loan sales	487	349	138	40%
Income from bank-owned life insurance	272	299	(27)	(9)%
Other income	319	470	(151)	(32)%

Subtotal	6,079	5,940	139	2%

Net realized gains on securities	-	-	-	-%

Total noninterest income	$6,079	$5,940	$139	2%

Revenue from trust and investment management services represented 53% of noninterest income in the first quarter of 2005. This revenue amounted to $3.2 million for the three months ended March 31, 2005, up 5% from the same period in 2004. Trust and investment management fee revenue is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets. Trust assets under administration amounted to $1.831 billion at March 31, 2005, compared to $1.871 billion at December 31, 2004 and $1.782 billion at March 31, 2004.

For the first quarter of 2005, service charges on deposit accounts totaled $1.0 million, down 14% from the same period in 2004, due, in part, to the introduction of free checking in the second quarter of 2004.

Merchant processing fees for the three months ended March 31, 2005 increased 30% from the same period a year ago due to increases in the volume of transactions processed. Merchant processing fees represents charges to merchants for credit card transactions processed.

For the three months ended March 31, 2005, net gains on loan sales totaled $487 thousand up $138 thousand from the comparable 2004 period due to increased sales of Small Business Administration (“SBA”) loans. Included in net gains on loan sales in the first quarters of 2005 and 2004 were approximately $260 thousand and $153 thousand, respectively, in net gains on sales of SBA loans.

Income from bank-owned life insurance (“BOLI”) amounted to $272 thousand and $299 thousand for the quarters ended March 31, 2005 and 2004, respectively. BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The cash surrender value of BOLI was $29.5 million at March 31, 2005 compared to $29.2 million at December 31, 2004. The BOLI investment provides a means to mitigate increasing employee benefit costs.

Other income for the first quarter of 2005 consisted principally of mortgage servicing fees, net of amortization and valuation adjustments of servicing rights, and other income such as ATM fees for non-Washington Trust customers, safe deposit rents, wire transfer fees, and fees on letters of credit. Included in other noninterest income for the three months ended March 31, 2004 was a non-routine item of $150 thousand unrelated to the Corporation’s normal course of earnings.

Noninterest Expense
For the quarter ended March 31, 2005, total noninterest expense amounted to $12.4 million, up 7 percent from the same period a year ago.

The following table presents a noninterest expense comparison for the three months ended March 31, 2005 and 2004:

(Dollars in thousands)	2005	2004	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$7,459	$6,977	$482	7%
Net occupancy	853	816	37	5%
Equipment	882	770	112	15%
Merchant processing costs	636	466	170	36%
Advertising and promotion	303	466	(163)	(35)%
Outsourced services	413	376	37	10%
Legal, audit and professional fees	392	258	134	52%
Amortization of intangibles	147	161	(14)	(9)%
Other	1,359	1,390	(31)	(2)%

Total noninterest expense	$12,444	$11,680	$764	7%

Salaries and employee benefit expense, the largest component of noninterest expense, totaled $7.5 million for the three months ended March 31, 2005, up 7% from the first quarter of 2004. Included in this amount was a 3% increase in salary costs as well as a 14% increase in benefit costs including pension and stock-based compensation.

Merchant processing costs for the three months ended March 31, 2005 increased 36% from the comparable prior year period due to increases in the volume of transactions processed. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.

Advertising and promotion expense for the first quarter of 2005 declined 35% from the first quarter of 2004. The decrease was primarily attributable to the timing of various product promotions.

Legal, audit and professional fees totaled $392 thousand in the first quarter of 2005, up from $258 thousand in the first quarter of 2004, partially due to higher audit and professional fees incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes
Income tax expense amounted to $2.5 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively. The Corporation’s effective tax rate for the three months ended March 31, 2005 was 32.0%, compared to 31.4% for the corresponding 2004 period. These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits. Deposits (demand, NOW, money market, savings and time deposits) funded approximately 64.3% of total average assets in the first quarter of 2005. Other sources of funding include discretionary use of purchased liabilities (i.e., FHLB term advances and federal funds purchased), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the first quarter of 2005. Net loans as a percentage of total assets amounted to 55% at March 31, 2005, compared to 53% at December 31, 2004. Total securities as a percentage of total assets amounted to 37% at March 31, 2005, down from 39% at December 31, 2004.

For the three months ended March 31, 2005, net cash provided by financing activities amounted to $35.1 million and was generated primarily from overall growth in deposits, offset in part by reductions in FHLB advances. Deposits increased $71.2 million in the first quarter of 2005, including an increase of $38.1 million in brokered deposits. Proceeds from FHLB advances totaled $205.1 million, while repayments of FHLB advances totaled $238.0 million in the first quarter of 2005. Net cash used in investing activities was $31.9 million in three months ended March 31, 2005. In the first quarter of 2005, the Corporation purchased $31.3 million of residential mortgages from other institutions. Net cash provided by operating activities amounted to $5.3 million in the first quarter of 2005, generated primarily by net income of $5.4 million. See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $149.2 million at March 31, 2005, compared to $151.9 million at December 31, 2004. The decrease was due mainly to the decrease in accumulated other comprehensive income, which consisted primarily of unrealized gains on securities, net of tax. Accumulated other comprehensive income decreased $5.9 million in the first three months of 2005, reflecting a decline in the value of available for sale securities.

The ratio of total equity to total assets amounted to 6.37% at March 31, 2005, compared to 6.58% at December 31, 2004. Book value per share as of March 31, 2005 and December 31, 2004 amounted to $11.23 and $11.44, respectively.

At March 31, 2005, the Corporation’s Tier 1 risk-based capital ratio was 9.21% and the total risk-adjusted capital ratio was 10.75%. The Corporation’s Tier 1 leverage ratio amounted to 5.44% at March 31, 2005. These ratios were above the ratios required to be categorized as well-capitalized.

Dividends payable at March 31, 2005 amounted to $2.4 million, representing $.18 per share dividend, which was paid to shareholders on April 15, 2005. This was an increase from the $.17 per share rate paid throughout 2004 and represents the thirteenth consecutive year with a dividend increase. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the Bancorp is subject to regulatory review and restriction.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of March 31, 2005 and December 31, 2004, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.

The ALCO reviews a variety of interest rate shift scenario results to evaluate interest risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve shape as well as parallel changes in interest rates. Because income simulations assume that the Corporation’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The following table sets forth the estimated change in net interest income from a flat interest rate scenario over a 12-month period for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of March 31, 2005 and December 31, 2004. Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their historical insensitivity to rate changes. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the next 12 months.

	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Decrease	Rate Increase	Rate Increase
March 31, 2005	-0.79%	1.28%	2.61%
December 31, 2004	-1.31%	1.26%	2.26%

The ALCO estimates that the negative exposure of net interest income to falling rates results from the difficulty of reducing rates paid on core savings deposits significantly below current levels. If rates were to fall and remain low for a sustained period, core savings deposit rates would likely not fall as fast as other market rates, while asset yields would decline as current asset holdings mature or reprice. The pace of asset cash flows would also likely increase in a falling rate environment due to more rapid mortgage-related prepayments and redemption of callable securities. While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk since the repricing, maturity and prepayment characteristics of financial instruments may change to a different degree than estimated. Specifically, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income. Changes in prepayment speeds can also affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. The sensitivity of core savings deposits to fluctuations in interest rates could also differ from the ALCO’s simulation assumptions, and could result in changes in both liability mix and interest expense that differ from those used to estimate interest rate risk exposure. Income simulation results assume that changes in core savings deposit rates are related to changes in short-term interest rates. The assumed relationship and correlation between short-term interest rate changes and core deposit rate changes used in income simulation may fluctuate over time based on the ALCO’s assessment of market conditions.

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. As of March 31, 2005, an immediate 200 basis point rise in rates would result in a 5.8% decline in the value of the Corporation’s available for sale debt securities. Conversely, a 100 basis point fall in rates would result in a 2.0% increase in the value of the Corporation’s available for sale debt securities.

See additional discussion in Note 11 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

Financial Condition
Summary
At March 31, 2005, total assets amounted to $2.342 billion, up $34.3 million from December 31, 2004. In the first quarter of 2005, total loans increased $44.5 million to $1.294 billion, while deposits rose $71.2 million to $1.529 billion at March 31, 2005.

Securities Available for Sale
The carrying value of securities available for sale at March 31, 2005 amounted to $696.7 million, down $39.0 million from the December 31, 2004 balance of $735.7 million. As a result of principal repayments on mortgage-backed securities and U.S. government agency securities, amortized cost declined $29.9 million in the first quarter. In addition, the increases in interest rates resulted in lower market values for the majority of debt security holdings. The net unrealized gains on securities available for sale amounted to $2.4 million at March 31, 2005, compared to $11.5 million at December 31, 2004.

Securities Held to Maturity
The carrying value of securities held to maturity at March 31, 2005 amounted to $170.2 million, up $15.8 million from the December 31, 2004 balance of $154.4 million. This increase was due primarily to purchases of U.S. government agency securities. As a result of increases in interest rates, the net unrealized loss on securities held to maturity amounted to $709 thousand at March 31, 2005, down from a net unrealized gain position of $1.9 million at December 31, 2004.

Loans
Total loans increased $44.5 million, or 4%, in the first three months of 2005 and amounted to $1.294 billion at March 31, 2005. The increase was the result of both internal loan growth as well as loans purchased from other parties.

The Corporation originates residential mortgages, for both portfolio and sale, and purchases mortgages from other financial institutions. Residential real estate loans grew $35.1 million, or 7%, during the first quarter of 2005, including an increase of $20.0 million in purchased fixed rate and adjustable rate mortgages. Residential real estate loans totaled $548.8 million at March 31, 2005.

Commercial loans, including commercial real estate and construction loans, increased $2.8 million in the first quarter of 2005 and amounted to $510.5 million at March 31, 2005.

Consumer loans amounted to $234.9 million at March 31, 2005, up $6.6 million, or 3%, in the first quarter of 2005. This increase was primarily due to growth in home equity lines and home equity loans, which represented 92% of consumer loans at both March 31, 2005 and December 31, 2004. Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Deposits
Demand deposits totaled $190.9 million at March 31, 2005, compared to $189.6 million at December 31, 2004. Savings deposits, including money market deposits, amounted to $619.0 million at March 31, 2005, down from the December 31, 2004 balance of $623.4 million. Time deposits (including brokered certificates of deposit) amounted to $719.2 million, up $74.3 million, or 12%, during the first quarter of 2005. The Corporation utilizes brokered time deposits as a funding source. Brokered certificates of deposit amounted to $207.7 million, up $38.1 million, or 22%, during the three months ended March 31, 2005. Excluding the brokered accounts, time deposits rose 8% in the first quarter of 2005.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. During the first quarter of 2005, the Corporation reduced its Federal Home Loan Bank advance borrowing position by $32.9 million. Included in the March 31, 2005 balance are $60.5 million of callable advances with call dates ranging from April 2005 through November 2007. Other borrowings outstanding at March 31, 2005 amounted to $2.5 million, down $882 thousand from the December 31, 2004 balance.

Asset Quality
Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)	March 31,	December 31,
	2005	2004
Nonaccrual loans 90 days or more past due	$1,198	$3,498
Nonaccrual loans less than 90 days past due	1,178	1,233
Total nonaccrual loans	2,376	4,731
Other real estate owned, net	4	4
Total nonperforming assets	$2,380	$4,735
Nonaccrual loans as a percentage of total loans	.18%	.38%
Nonperforming assets as a percentage of total assets	.10%	.21%
Allowance for loan losses to nonaccrual loans	717.93%	354.49%
Allowance for loan losses to total loans	1.32%	1.34%

Nonperforming assets amounted to $2.4 million, or .10% of total assets, at March 31, 2005, down from $4.7 million, or .21%, at December 31, 2004. This decrease was largely due to the resolution of a single commercial lending relationship classified as nonaccrual during 2004 with a carrying value of $1.9 million at December 31, 2004.

There were no accruing loans 90 days or more past due at March 31, 2005 or December 31, 2004.

Impaired loans consist of all nonaccrual commercial loans. At March 31, 2005, the recorded investment in impaired loans was $1.1 million, which had no related allowance. Also during the three month period ended March 31, 2005, interest income recognized on impaired loans amounted to approximately $89 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

(Dollars in thousands)	March 31,	December 31,
	2005	2004
Residential real estate	$1,041	$1,027
Commercial:
Mortgages	193	2,357
Construction and development	-	390
Other	859	730
Consumer	283	227
Total nonaccrual loans	$2,376	$4,731

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended March 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The

Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended March 31, 2005 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan, the Bancorp’s 1997 Equity Incentive Plan, and the Bancorp’s 2003 Stock Incentive Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				13,973
1/1/2005 to 1/31/2005	225	$28.84	225	13,748
2/1/2005 to 2/28/2005	46	28.08	46	13,702
3/1/2005 to 3/31/2005	46	28.45	46	13,656

Total Deferred Compensation Plan	317	$28.68	317	13,656

Stock Repurchase Plan (2)
Balance at beginning of period				162,000
1/1/2005 to 1/31/2005	-	-	-	162,000
2/1/2005 to 2/28/2005	-	-	-	162,000
3/1/2005 to 3/31/2005	-	-	-	162,000

Total Stock Repurchase Plan	-	-	-	162,000

Other (3)
Balance at beginning of period				N/A
1/1/2005 to 1/31/2005	3,781	$27.78	3,781	N/A
2/1/2005 to 2/28/2005	3,240	29.80	3,240	N/A
3/1/2005 to 3/31/2005	757	27.62	757	N/A

Total Other	7,778	$28.61	7,778	N/A

Total Purchases of Equity Securities	8,095	$28.61	8,095	175,656

(1) The Deferred Compensation Plan was established on January 1, 1999. A maximum of 25,000 shares were authorized under the plan. This plan allows directors and officers to defer a portion of their compensation. The deferred compensation is contributed to a rabbi trust that invests the assets of the trust into selected mutual funds as well as shares of the Bancorp’s common stock pursuant to the direction of the plan participants. All shares are purchased in the open market.
(2) The Stock Repurchase Plan was established in September 2001. A maximum of 250,000 shares were authorized under the plan. The Bancorp plans to hold the repurchased shares as treasury stock for general corporate purposes.
(3) Pursuant to the Corporation’s stock incentive plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options. While required to be reported in this table, such transactions are not reported as share repurchases in the Consolidated Financial Statements.

Item 6. Exhibits
(a) Exhibits. The following exhibits are included as part of this Form 10-Q:

Exhibit Number

10.1
The Washington Trust Company’s Annual Performance Plan filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-13091), as with the Securities and Exchange Commission on January 26, 2005. (1)

10.2
Stock Purchase Agreement, dated March 18, 2005, by and between Washington Trust Bancorp, Inc., Weston Financial Group, Inc., and the shareholders of Weston Financial Group, Inc. filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 0-13091), as with the Securities and Exchange Commission on March 22, 2005. (1)

15	Letter re: Unaudited Interim Financial Information.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: May 9, 2005	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 9, 2005	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)