Form 10-Q
period 2005-06-30
WASHINGTON TRUST BANCORP INC
filed 2005-08-05
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2005 or

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
Yes☒  No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes☒  No☐

The number of shares of common stock of the registrant outstanding as of July 29, 2005 was 13,332,426.

This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation’s (as hereinafter defined) actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation’s competition, the ability to consummate the acquisition of Weston Financial Group Inc. (“Weston”) in a timely manner, the risk that difficulties will arise in connection with the integration of the operations of Weston with the Corporation’s existing operations, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars in thousands)
CONSOLIDATED BALANCE SHEETS	(Unaudited)
	June 30,	December 31,
	2005	2004

Assets:
Cash and due from banks	$41,227	$34,801
Federal funds sold and other short-term investments	5,100	17,280
Mortgage loans held for sale	2,092	1,095
Securities:
Available for sale, at fair value; amortized cost $647,181 in 2005 and $724,209 in 2004	656,025	735,666
Held to maturity, at cost; fair value $170,668 in 2005 and $156,270 in 2004	170,027	154,392

Total securities	826,052	890,058
Federal Home Loan Bank stock, at cost	34,966	34,373
Loans:
Commercial and other	528,589	507,711
Residential real estate	567,210	513,695
Consumer	249,425	228,270

Total loans	1,345,224	1,249,676
Less allowance for loan losses	17,442	16,771

Net loans	1,327,782	1,232,905
Premises and equipment, net	24,166	24,248
Accrued interest receivable	9,896	9,367
Investment in bank-owned life insurance	29,800	29,249
Goodwill	22,591	22,591
Identifiable intangible assets	1,063	1,309
Other assets	14,529	10,544

Total assets	$2,339,264	$2,307,820

Liabilities:
Deposits:
Demand deposits	$201,509	$189,588
NOW accounts	179,824	174,727
Money market accounts	183,318	196,775
Savings accounts	233,811	251,920
Time deposits	732,236	644,875

Total deposits	1,530,698	1,457,885
Dividends payable	2,397	2,257
Federal Home Loan Bank advances	625,641	672,748
Other borrowings	2,876	3,417
Accrued expenses and other liabilities	20,782	19,661

Total liabilities	2,182,394	2,155,968

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30 million shares;
issued 13,316,075 shares in 2005 and 13,278,685 in 2004	832	830
Paid-in capital	32,383	31,718
Retained earnings	119,572	113,314
Unearned stock-based compensation	(981)	(737)
Accumulated other comprehensive income	5,262	6,937
Treasury stock, at cost; 8,642 shares in 2005 and 9,309 in 2004	(198)	(210)

Total shareholders’ equity	156,870	151,852

Total liabilities and shareholders’ equity	$2,339,264	$2,307,820

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY		(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME		except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months		Six Months
Periods ended June 30,	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$19,096	$14,287	$36,921	$27,928
Interest on securities	8,489	8,107	17,108	16,362
Dividends on corporate stock and Federal Home Loan Bank stock	625	506	1,244	980
Interest on federal funds sold and other short-term investments	79	20	134	40

Total interest income	28,289	22,920	55,407	45,310

Interest expense:
Deposits	7,627	5,024	14,559	9,771
Federal Home Loan Bank advances	5,670	4,789	11,219	9,334
Other	20	15	36	30

Total interest expense	13,317	9,828	25,814	19,135

Net interest income	14,972	13,092	29,593	26,175
Provision for loan losses	300	120	600	240

Net interest income after provision for loan losses	14,672	12,972	28,993	25,935

Noninterest income:
Trust and investment management fees	3,486	3,320	6,698	6,375
Service charges on deposit accounts	1,168	1,192	2,179	2,362
Merchant processing fees	1,337	1,095	2,115	1,692
Net gains on loan sales	418	560	905	909
Net realized gains (losses) on securities	3	(240)	3	(240)
Income from bank-owned life insurance	279	295	551	594
Other income	303	702	622	1,172

Total noninterest income	6,994	6,924	13,073	12,864

Noninterest expense:
Salaries and employee benefits	7,450	7,218	14,909	14,195
Net occupancy	802	796	1,655	1,612
Equipment	869	788	1,751	1,558
Merchant processing costs	1,098	882	1,734	1,348
Advertising and promotion	733	538	1,036	1,004
Outsourced services	444	467	857	843
Legal, audit and professional fees	520	245	912	503
Amortization of intangibles	99	161	246	322
Other	1,358	1,450	2,717	2,840

Total noninterest expense	13,373	12,545	25,817	24,225

Income before income taxes	8,293	7,351	16,249	14,574
Income tax expense	2,654	2,308	5,200	4,576

Net income	$5,639	$5,043	$11,049	$9,998

Weighted average shares outstanding - basic	13,296.0	13,216.1	13,289.4	13,209.4
Weighted average shares outstanding - diluted	13,592.3	13,517.0	13,602.3	13,515.2
Per share information:
Basic earnings per share	$0.42	$0.38	$0.83	$0.76
Diluted earnings per share	$0.41	$0.37	$0.81	$0.74
Cash dividends declared per share	$0.18	$0.17	$0.36	$0.34

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARY	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

		(Unaudited)
	Six months ended June 30,	2005	2004

	Cash flows from operating activities:
	Net income	$11,049	$9,998
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	600	240
	Depreciation of premises and equipment	1,507	1,428
	Net amortization of premium and discount	1,210	1,307
	Net amortization of intangibles	246	322
	Amortization of restricted stock	154	11
	Net gains on loan sales	(905)	(909)
	Net realized (gains) losses on securities	(3)	240
	Earnings from bank-owned life insurance	(551)	(594)
	Proceeds from sales of loans	28,103	30,899
	Loans originated for sale	(28,353)	(27,910)
	Increase in accrued interest receivable, excluding purchased interest	(390)	(314)
	Increase in other assets	(3,046)	(2,193)
	Increase (decrease) in accrued expenses and other liabilities	1,121	(918)
	Other, net	308	526
	Net cash provided by operating activities	11,050	12,133

	Cash flows from investing activities:
Securities available for sale:	Purchases	(54,216)	(241,893)
	Proceeds from sales	41,199	760
	Maturities and principal repayments	89,193	135,779
Securities held to maturity:	Purchases	(31,618)	(3,366)
	Maturities and principal repayments	15,785	34,935
	Purchase of Federal Home Loan Bank stock	(593)	(2,909)
	Net increase in loans	(40,454)	(82,560)
	Purchases of loans, including purchased interest	(55,207)	(58,638)
	Purchases of premises and equipment	(1,425)	(1,292)
	Net cash used in investing activities	(37,336)	(219,184)

	Cash flows from financing activities:
	Net increase in deposits	72,819	135,777
	Net (decrease) increase in other borrowings	(541)	636
	Proceeds from Federal Home Loan Bank advances	387,683	665,850
	Repayment of Federal Home Loan Bank advances	(434,753)	(596,538)
	Purchases of treasury stock	(17)	(139)
	Net effect of common stock issuances	(8)	295
	Cash dividends paid	(4,651)	(4,359)
	Net cash provided by financing activities	20,532	201,522
	Net decrease in cash and cash equivalents	(5,754)	(5,529)
	Cash and cash equivalents at beginning of year	52,081	61,110
	Cash and cash equivalents at end of period	$46,327	$55,581

	Noncash Investing and Financing Activities:
	Loans charged off	$238	$241
	Supplemental Disclosures:
	Interest payments	25,023	18,975
	Income tax payments	5,241	5,002

	The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presentation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (“the “Bancorp”) and its wholly owned subsidiary, The Washington Trust Company (the “Bank” or “Subsidiary”) (together, the “Corporation” or “Washington Trust”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses, the review of goodwill and other intangible assets for impairment, other-than-temporary impairment, interest income recognition and tax estimates. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of June 30, 2005 and December 31, 2004, respectively, and the results of operations and cash flows for the interim periods presented.

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

(2) New Accounting Pronouncements
In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Corporation believes the adoption of SOP 03-3 will not have a material impact on the Corporation’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” The Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Revised SFAS No. 123 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost would be recognized in the financial statement over the requisite service period. This Statement was originally effective for any interim or annual period beginning after June 15, 2005. For those option awards outstanding as of June 30, 2005 with requisite service periods remaining subsequent to the implementation date of this Statement, the Corporation expects that the cost associated with such awards to be recognized in the financial statements will not be significant.

In April 2005, the SEC issued a new rule that amended the compliance dates for SFAS No. 123 (revised 2004). The SEC’s new rule allows companies to implement revised SFAS No. 123 at the beginning of the next fiscal year instead of the next reporting period, which begins after June 15, 2005.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2003, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF 03-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. EITF 03-1 provided application guidance to assess whether there have been any events or economic circumstances to indicate that a security is impaired on an other-than-temporary basis. Factors to consider include the length of time the security has had a market value less than the cost basis, the intent and ability of the company to hold the security for a period of time sufficient for a recovery in value, recent events specific to the issuer or industry and for debt securities, external credit rating, and recent downgrades. Securities on which there is an unrealized loss that is deemed to be other-than-temporary are written down to fair value with the write-down recorded as a realized loss. In December 2004, the FASB announced that it will reconsider in its entirety all guidance on disclosing, measuring and recognizing other-than-temporary impairments of debt and equity securities. Until new guidance is issued, companies must continue to comply with the disclosure requirements of EITF 03-1 and all relevant measurement and recognition requirements in other accounting literature. Companies evaluating whether an impairment is other-than-temporary under existing requirements should continue to consider the length of time a security has been impaired, the severity of the impairment, and the financial condition and near-term prospects of the issue of the security. In June 2005, the FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment and instead decided to issue FASB Staff Position 115-1, “The Meaning of Other-Than-Temporary Impairment as its Application to Certain Investments”, effective for other-than-temporary impairment analysis conducted in periods beginning after September 15, 2005.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement was issued. The Corporation believes the adoption of SFAS No. 154 will not have a material impact on the Corporation’s financial position or results of operations.

(3) Stock Based Compensation
The Corporation measures compensation cost for option awards under stock-based compensation plans using the intrinsic value based method prescribed by APB Opinion No. 25. In addition, the Corporation discloses pro forma net income and earnings per share computed using the fair value based method of accounting for these plans as required by SFAS No. 123 and SFAS No. 148.

In determining the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming the stock option plan was accounted for using the fair value method prescribed by SFAS No. 123 and SFAS No. 148.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands, except per share amounts)
		Three Months		Six Months
Periods ended June 30,		2005	2004	2005	2004

Net income	As reported	$5,639	$5,043	$11,049	$9,998
Less:
Total stock-based compensation
determined under fair value
method for all awards, net of tax		(590)	(201)	(728)	(485)
Pro forma		$5,049	$4,842	$10,321	$9,513

Basic earnings per share	As reported	$.42	$.38	$.83	$.76
Pro forma		$.38	$.37	$.78	$.72

Diluted earnings per share	As reported	$.41	$.37	$.81	$.74
Pro forma		$.37	$.36	$.76	$.70

In June 2005, the Bancorp granted 112,125 non-qualified options, which vested immediately. The Bancorp granted 3,050 incentive stock options and 29,000 non-qualified options during the six months ended June 30, 2004. Both of these awards were granted under the Bancorp’s 2003 Stock Incentive Plan.

The Bancorp has granted restricted stock unit and restricted stock awards under its 1997 Equity Incentive Plan, as amended. Such awards are valued at the fair market value of common stock as of the award date and the associated cost is recognized in salaries and benefits expense over the vesting period of each award. Corresponding additions to paid-in-capital are recognized over the vesting period.

In April 2005, Bancorp awarded 7,000 restricted stock units to Non-Employee Directors under the 1997 Equity Incentive Plan, as amended, which will vest on third anniversary date of the award. The restricted stock units will be settled in common stock of the Corporation. The total unearned stock-based compensation for these awards amounted to $181 thousand at the award date.

In June 2005, the Bancorp awarded 9,200 restricted stock units under the 1997 Equity Incentive Plan, as amended, which will vest on the third anniversary date of the award at which time, a share of common stock will be issued for each unit. The total unearned stock-based compensation for these awards amounted to $247 thousand at the award date.

For the three and six-month periods ended June 30, 2005, compensation expense related to restricted stock units and restricted stock awards amounted to $154 thousand and $70 thousand, respectively.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average common stock outstanding, excluding options and other equity instruments. The dilutive effect of options, restricted stock units and other items is calculated using the treasury stock method for purposes of weighted average dilutive shares. Diluted EPS is computed by dividing net income by the average number of common stock and common stock equivalents outstanding.

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2005	2004	2005	2004

Net income	$5,639	$5,043	$11,049	$9,998

Weighted average basic shares	13,296.0	13,216.1	13,289.4	13,209.4
Dilutive effect of:
Options	272.4	300.9	294.3	305.8
Other	23.9	-	18.6	-

Weighted average diluted shares	13,592.3	13,517.0	13,602.3	13,515.2

Earnings per share:
Basic	$0.42	$0.38	$0.83	$0.76
Diluted	$0.41	$0.37	$0.81	$0.74

(5) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$86,859	$3,016	$(100)	$89,775
Mortgage-backed securities	464,341	1,924	(4,170)	462,095
Corporate bonds	80,260	748	(846)	80,162
Corporate stocks	15,721	8,335	(63)	23,993
Total	647,181	14,023	(5,179)	656,025
December 31, 2004
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	135,513	2,771	(621)	137,663
Mortgage-backed securities	492,364	2,944	(3,461)	491,847
Corporate bonds	78,364	953	(483)	78,834
Corporate stocks	17,968	9,443	(89)	27,322
Total	$724,209	$16,111	$(4,654)	$735,666

For the six months ended June 30, 2005, proceeds from the sales of securities available for sale amounted to $41.2 million while net realized gains of these sales amounted to $3 thousand.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$52,250	$37	$(332)	$51,955
Mortgage-backed securities	97,397	1,146	(427)	98,116
States and political subdivisions	20,380	273	(56)	20,597
Total	170,027	1,456	(815)	170,668
December 31, 2004
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	30,000	3	(127)	29,876
Mortgage-backed securities	105,753	1,927	(208)	107,472
States and political subdivisions	18,639	348	(65)	18,922
Total	$154,392	$2,278	$(400)	$156,270

There were no sales of securities held to maturity during the six months ended June 30, 2005.

Securities with a fair value of $560.7 million and $574.7 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at June 30, 2005 and December 31, 2004, respectively. In addition, securities with a fair value of $14.8 million and $20.9 million were collateralized for the discount window at the Federal Reserve Bank at June 30, 2005 and December 31, 2004, respectively. There were no borrowings with the Federal Reserve Bank at either date.

Securities available for sale with a fair value of $2.5 million and $2.4 million were designated in a rabbi trust for a nonqualified retirement plan at June 30, 2005 and December 31, 2004, respectively.

The following tables summarize, for all securities in an unrealized loss position at June 30, 2005 and December 31, 2004, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At June 30, 2005	#	Value	Losses	#	Value	Losses	#	Value	Losses

U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	9	$66,842	$390	1	$9,958	$42	10	$76,800	$432
Mortgage-backed securities	42	183,484	1,139	35	207,469	3,458	77	390,953	4,597
States and
political subdivisions	5	2,789	20	2	1,358	36	7	4,147	56
Corporate bonds	9	23,082	265	8	19,359	581	17	42,441	846
Subtotal, debt securities	65	276,197	1,814	46	238,144	4,117	111	514,341	5,931
Corporate stocks	4	1,975	51	1	499	12	5	2,474	63

Total temporarily
impaired securities	69	$278,172	$1,865	47	$238,643	$4,129	116	$516,815	$5,994

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2004	#	Value	Losses	#	Value	Losses	#	Value	Losses

U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	10	$73,436	$497	1	$11,749	$251	11	$85,185	$748
Mortgage-backed securities	40	271,485	2,310	19	88,313	1,359	59	359,798	3,669
States and
political subdivisions	6	3,982	65	-	-	-	6	3,982	65
Corporate bonds	7	20,183	182	5	11,737	301	12	31,920	483
Subtotal, debt securities	63	369,086	3,054	25	111,799	1,911	88	480,885	4,965
Corporate stocks	4	2,207	68	1	479	21	5	2,686	89

Total temporarily
impaired securities	67	$371,293	$3,122	26	$112,278	$1,932	93	$483,571	$5,054

The majority of debt securities reported in an unrealized loss position at June 30, 2005 were purchased during 2003 and early 2004, during which period interest rates were at or near historical lows. The increase in interest rates since the time of purchase has resulted in a decline in market value for these debt securities. The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at June 30, 2005 consisted of 111 debt security holdings. The largest loss percentage of any single holding was 5.06% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The Corporation believes that the nature and duration of impairment on its equity securities holdings are considered to be a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at June 30, 2005 consisted of five holdings of financial and commercial entities. The largest loss percentage position of any single holding was 5.03% of its cost.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	June 30, 2005		December 31, 2004
	Amount	%	Amount	%

Commercial:
Mortgages (1)	$274,330	20%	$266,670	21%
Construction and development (2)	32,382	2%	29,263	3%
Other (3)	221,877	17%	211,778	17%

Total commercial	528,589	39%	507,711	41%

Residential real estate:
Mortgages (4)	546,364	41%	494,720	40%
Homeowner construction	20,846	1%	18,975	1%

Total residential real estate	567,210	42%	513,695	41%

Consumer
Home equity lines	162,465	12%	155,001	12%
Other (5)	86,960	7%	73,269	6%

Total consumer	249,425	19%	228,270	18%

Total loans (6)	$1,345,224	100%	$1,249,676	100%

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
(6) Net of unamortized loan origination fees, net of costs, totaling $625 thousand and $507 thousand at June 30, 2005 and December 31, 2004, respectively. Also includes $993 thousand and $729 thousand of premium, net of discount, on purchased loans at June 30, 2005 and December 31, 2004, respectively.

(7) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2005	2004	2005	2004

Balance at beginning of period	$17,058	$16,174	$16,771	$15,914
Provision charged to expense	300	120	600	240
Recoveries of loans previously charged off	218	87	309	295
Loans charged off	(134)	(173)	(238)	(241)

Balance at end of period	$17,442	$16,208	$17,442	$16,208

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the six months ended June 30, 2005 are as follows:

(Dollars in thousands)		Core Deposit	Other	Total
	Goodwill	Intangibles	Intangibles	Intangibles

Balance at December 31, 2004	$22,591	$1,214	$95	$23,900
Amortization expense	-	(151)	(95)	(246)
Impairment recognized	-	-	-	-
Balance at June 30, 2005	$22,591	$1,063	$-	$23,654

At June 30, 2005, the Corporation had unamortized identifiable intangible assets consisting of core deposit intangibles.

Estimated annual amortization expense is as follows:

(Dollars in thousands)
Core Deposit
Estimated amortization expense	Intangibles

July 1 to December 31, 2005	$152
2006	261
2007	140
2008	120
2009	120

The components of intangible assets at June 30, 2005 are as follows:

(Dollars in thousands)	Gross Carrying	Accumulated	Net
Intangible assets	Amount	Amortization	Amount

Core deposit intangibles	$2,997	$(1,934)	$1,063
Other intangibles	852	(852)	-

Total	$3,849	$(2,786)	$1,063

(9) Borrowings
Federal Home Loan Bank (“FHLB”) advances outstanding are summarized below:

(Dollars in thousands)	June 30,	December 31,
	2005	2004

FHLB advances	$625,641	$672,748

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at June 30, 2005 and December 31, 2004. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at June 30, 2005 and December 31, 2004. Included in the collateral were securities available for sale and held to maturity with a fair value of $501.2 million and $515.8 million that were specifically pledged to secure FHLB borrowings at June 30, 2005 and December 31, 2004, respectively. Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a summary of other borrowings:

(Dollars in thousands)	June 30,	December 31,
	2005	2004

Treasury, Tax and Loan demand note balance	$2,352	$2,835
Other	524	582

Other borrowings	$2,876	$3,417

(10) Defined Benefit Pension Plans
The Corporation’s noncontributory tax-qualified defined benefit pension plan covers substantially all employees. Benefits are based on an employee’s years of service and highest 3-year compensation. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans.

The actuarial assumptions used for the non-qualified retirement plans are the same as those used for the Corporation’s tax-qualified pension plan. The non-qualified retirement plans provide for the designation of assets in rabbi trusts. At June 30, 2005 and December 31, 2004, securities available for sale and other assets designated for this purpose with a carrying value of $2.9 million and $3.0 million, respectively, were included in the Corporation’s Consolidated Balance Sheets.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Six months ended June 30,	2005	2004	2005	2004

Service cost	$935	$796	$156	$146
Interest cost	761	684	218	195
Expected return on plan assets	(843)	(782)	-	-
Amortization of transition asset	(3)	(3)	-	-
Amortization of prior service cost	15	15	37	38
Recognized net actuarial loss	62	18	66	31

Net periodic benefit cost	$927	$728	$477	$410

Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the six months ended June 30, 2005 and 2004 were as follows:

	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
	2005	2004	2005	2004

Measurement date	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Discount rate	6.00%	6.10%	6.00%	6.10%
Expected long-term return on plan assets	8.25%	8.25%	-	-
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1.3 million to its qualified pension plan and $326 thousand in benefit payments to its non-qualified retirement plans in 2005. As of June 30, 2005, $1.3 million of contributions have been made to the qualified pension plan and $165 thousand in benefit payments have been made to the non-qualified retirement plans. The Corporation presently anticipates contributing an additional $167 thousand in benefit payments to the non-qualified retirement plans in 2005 for a total of $332 thousand.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARY	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Financial Instruments With Off-Balance Sheet Risk and Derivative Financial Instruments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, and commitments to originate and commitments to sell fixed rate mortgage loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$107,480	$87,249
Home equity lines	162,601	150,175
Other loans	20,628	20,870
Standby letters of credit	8,641	9,737
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	4,336	2,846
Commitments to sell fixed rate mortgage loans	6,427	3,947

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At June 30, 2005 and December 31, 2004, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.6 million and $9.7 million, respectively. At June 30, 2005 and December 31, 2004, there was no liability to beneficiaries resulting from standby letters of credit.

At June 30, 2005, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At June 30, 2005 and December 31, 2004, the carrying value of these commitments amounted to $(1) thousand and $(3) thousand, respectively, and was reported in other assets. Changes in the fair value were recorded in current earnings and amounted to income of $8 thousand and $12 thousand for the six months ended June 30, 2005 and 2004, respectively.

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

(13) Acquisition Agreement
On March 21, 2005, the Bancorp announced that it has signed a definitive agreement to acquire Weston Financial Group, Inc. (“Weston”), a registered investment advisor with assets under management in excess of $1.2 billion. Located in Wellesley, Massachusetts, the firm specializes in providing financial planning and investment counseling services. Weston also serves as investment advisor to various mutual funds (the “New Century Portfolio”). At the closing, the Bancorp will acquire all of the outstanding shares of Weston's capital stock for $20.0 million in cash, subject to customary adjustments for the percentage of investment accounts transferred and other matters. In addition, the transaction is structured to provide for the contingent payment of additional amounts based on operating results during a three-year earn-out period ending December 31, 2008 with a guaranteed minimum payout of $6.0 million in cash over the three-year period. The Bancorp expects to finance this transaction primarily through the issuance of trust preferred stock and other sources and does not expect to issue any common stock in connection with the transaction. It is currently anticipated that the acquisition, which is subject to state and federal regulatory approval, approval of the New Century Portfolio's shareholders and other customary conditions to closing, will most likely be completed in the third quarter of 2005.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiary at June 30, 2005 and for the three and six months ended June 30, 2005 and 2004, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board) and not an audit, set forth in their separate report dated August 5, 2005 appearing below. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933 and the liability provisions of Section 11 of such Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiary (the “Corporation”) as of June 30, 2005, the related consolidated statements of income for the three and six-month-periods ended June 30, 2005 and 2004 and the related consolidated statements of cash flows for the six month periods ended June 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Corporation’s management.

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
August 5, 2005

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

Forward-Looking Statements
This report contains statements that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,”“expect,”“anticipate,”“intend,”“estimate,”“assume,”“outlook,”“will,”“should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Corporation. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan defaults and charge-off rates, changes in the size and nature of the Corporation’s competition, the ability to consummate the acquisition of Weston in a timely manner, the risk that difficulties will arise in connection with the integration of the operations of Weston with the operations of our banking or investment management businesses, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1 of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2004 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Corporation’s accounting and reporting policies comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are important in understanding the reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2004 Annual Report on Form 10-K, we have identified the allowance for loan losses, review of goodwill and intangible assets for impairment, other-than-temporary impairment, interest income recognition, and tax estimates as critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Results of Operations
Net income for the second quarter ended June 30, 2005 was $5.6 million, an increase of 12% from the $5.0 million earned in the second quarter of 2004. Earnings per share for the second quarter of 2005 was $.41 on a diluted basis, up $.04, or 11%, from the same quarter in 2004. The returns on average equity and average assets for the three months ended June 30, 2005 were 14.58% and 0.97%, respectively, compared to 14.46% and 0.96%, respectively, for the same period in 2004. The biggest factor in the higher profitability results was a 14% increase in net interest income compared to the second quarter of 2004.

Net income for the six months ended June 30, 2005 amounted to $11.0 million, an increase of 11% from the $10.0 million reported for the same period a year ago. Earnings per share basis for the six months ended June 30, 2005 was $.81 on a diluted basis, up $.07, or 9%, from the same period in 2004. The returns on average equity and average assets for the six months ended June 30, 2005 were 14.39% and 0.95%, respectively, compared to 14.18% and 0.98%, respectively, for the six months ended June 30, 2004. The increase in net income for the first six months of 2005 was principally due to a 13% increase in net interest income compared to the same period in 2004.

Selected financial highlights are presented in the table below.

(Dollars in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2005	2004	2005	2004

Earnings:
Net income	$5,639	$5,043	$11,049	$9,998
Diluted earnings per share	0.41	0.37	0.81	0.74
Dividends declared per common share	0.18	0.17	0.36	0.34
Book value per share	11.79	10.47	11.79	10.47
Tangible book value per common share	10.01	8.64	10.01	8.64
Weighted average shares - Basic	13,296.0	13,216.1	13,289.4	13,209.4
Weighted average shares - Diluted	13,592.3	13,517.0	13,602.3	13,515.2

Select Ratios:
Return on average assets	0.97%	0.96%	0.95%	0.98%
Return on average shareholders equity	14.58%	14.46%	14.39%	14.18%
Interest rate spread (taxable equivalent basis)	2.48%	2.47%	2.49%	2.54%
Net interest margin (taxable equivalent basis)	2.76%	2.72%	2.76%	2.80%

Net Interest Income
Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, and continues to be the primary source of Washington Trust’s operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earnings assets and interest-bearing liabilities. Net interest income totaled $15.0 million and $29.6 million for the second quarter and six months ended June 30, 2005, respectively, up $1.9 million and $3.4 million, respectively, from the corresponding periods in 2004.

The following discussion presents net interest income on a fully taxable equivalent (FTE) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities. (See additional information in tabular presentation on pages 21 through 23).

FTE net interest income for the three and six months ended June 30, 2005 amounted to $15.2 million and $30.1 million, respectively, up 14% and 13% from the same periods a year ago. The increase in net interest income reflected growth in the loan portfolio and a higher yield on earning assets, which were partially offset by growth in time and money market deposits and an increase in cost of funds.

The net interest margin (FTE net interest income as a percentage of average interest-earning assets) increased to 2.76% in the second quarter of 2005 from the 2.72% in the second quarter of 2004 due to the $1.9 million increase in FTE net interest income and the $11.7 million increase in net earning assets in the second quarter of 2005 as compared to the second quarter of 2004. The net interest margin for the six months ended June 30, 2005 was 2.76%, down 4 basis points when comparing the six-month period to 2004. The decrease in the net interest margin from the six months ended June 30, 2004 was largely attributable to increased funding costs for deposits and borrowed funds, which were partially offset by higher yields on investment securities and loans.

Interest rate spread amounted to 2.48% and 2.47%, for the three months ended June 30, 2005 and 2004, respectively. For the first six months of 2005, the interest rate spread amounted to 2.49%, down 5 basis points from the comparable prior year period. The higher interest rate environment caused the cost of interest-bearing liabilities for the six months ended June 30, 2005 to rise 38 basis points compared to the year ago period, while the yield on interest earning assets rose 33 basis points.

Average interest-earning assets for the three and six months ended June 30, 2005 increased $239.3 million and $281.6 million, respectively, over the amounts reported for the same periods last year. This increase was mainly due to growth in the loan portfolio, resulting from purchases of primarily adjustable rate residential mortgage loans as well as internal growth in commercial and consumer loans. The yield on total loans for the three and six months ended June 30, 2005 increased 36 and 21 basis points, respectively, from the comparable 2004 periods. Included in interest income are loan prepayment fees and certain other fees, such as late charges. For the three months and six months ended June 30, 2005, loan prepayment fees totaled $120 thousand and $204 thousand, respectively, up $88 thousand and $138 thousand from the same periods a year ago. Other fees on loans included in interest income amounted to $42 thousand and $83 thousand, respectively, for the three and six months ended June 30, 2005, down $6 thousand and $19 thousand from a year ago. Total average securities for the three months ended June 30, 2005 decreased $23.7 million from the same period last year, mainly due to principal repayments and called debt securities. For the six-month period ended June 30, 2005 the average balance of total securities remained relatively unchanged. The FTE rate of return on securities for the three and six-month periods ended June 30, 2005 increased 35 and 26 basis points, respectively. The increase in the total yield on securities reflects a combination of higher yields on variable rate securities tied to short-term interest rates and higher marginal rates on reinvestment of cash flows in 2005 relative to the prior year.

For the three and six months ended June 30, 2005, average interest-bearing liabilities rose $227.6 million and $265.3 million, respectively, over the amounts reported for the comparable periods last year. This increase was principally due to growth in both consumer and brokered certificates of deposit. The average rate paid on time deposits for the three and six months ended June 30, 2005 increased 37 and 32 basis points, respectively, from the comparable 2004 periods. The Corporation utilizes brokered certificates of deposit as part of its overall funding program along with other sources. The balance of average FHLB advances for the three and six months ended June 30, 2005 decreased $25.4 million and $1.6 million, respectively, while the average rate paid on FHLB advances increased 67 and 61 basis points, respectively, from the same periods a year ago.

Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)
The following tables set forth average balance and interest rate information. Tax-exempt income is converted to a fully taxable equivalent basis (FTE) using the statutory federal income tax rate. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Corporation’s Consolidated Statements of Income) are included in amounts presented for loans.

Three months ended June 30,	2005			2004
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Residential real estate loans	$558,645	$6,889	4.95%	$430,539	$5,374	5.02%
Commercial and other loans	518,025	8,922	6.91%	434,292	6,892	6.38%
Consumer loans	243,756	3,329	5.48%	192,529	2,060	4.30%
Total loans	1,320,426	19,140	5.81%	1,057,360	14,326	5.45%
Federal funds sold and
other short-term investments	12,018	80	2.64%	11,072	21	0.74%
Taxable debt securities	804,232	8,285	4.13%	829,306	7,945	3.85%
Nontaxable debt securities	21,369	314	5.90%	16,118	250	6.25%
Corporate stocks and FHLB stock	51,511	720	5.61%	56,358	616	4.40%
Total securities	889,130	9,399	4.24%	912,854	8,832	3.89%
Total interest-earning assets	2,209,556	28,539	5.18%	1,970,214	23,158	4.73%
Non interest-earning assets	127,417			121,729
Total assets	$2,336,973			$2,091,943

Liabilities and
Shareholders’ Equity:
NOW accounts	$180,103	$77	0.17%	$163,638	$91	0.22%
Money market accounts	186,957	919	1.97%	122,063	404	1.33%
Savings deposits	241,594	372	0.62%	258,169	399	0.62%
Time deposits	733,927	6,259	3.42%	545,266	4,130	3.05%
FHLB advances	631,390	5,670	3.60%	656,802	4,789	2.93%
Other	1,891	20	4.12%	2,321	15	2.57%
Total interest-bearing liabilities	1,975,862	13,317	2.70%	1,748,259	9,828	2.26%
Demand deposits	189,465			190,906
Other liabilities	16,983			13,253
Shareholders’ equity	154,663			139,525
Total liabilities and
shareholders’ equity	$2,336,973			$2,091,943
Net interest income (FTE)		$15,222			$13,330
Interest rate spread			2.48%			2.47%
Net interest margin			2.76%			2.72%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended June 30,	2005	2004
Commercial and other loans	$44	$40
Nontaxable debt securities	110	87
Corporate stocks	96	111

Six months ended June 30,	2005			2004
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Residential real estate loans	$544,822	$13,394	4.96%	$410,686	$10,511	5.15%
Commercial and other loans	515,158	17,348	6.79%	423,467	13,595	6.46%
Consumer loans	237,278	6,268	5.33%	181,559	3,898	4.32%
Total loans	1,297,258	37,010	5.75%	1,015,712	28,004	5.54%
Federal funds sold and
other short-term investments	11,349	135	2.39%	11,114	40	0.72%
Taxable debt securities	817,412	16,719	4.12%	819,405	16,048	3.94%
Nontaxable debt securities	20,256	598	5.95%	15,177	483	6.41%
Corporate stocks and FHLB stock	52,178	1,443	5.58%	55,438	1,204	4.37%
Total securities	901,195	18,895	4.23%	901,134	17,775	3.97%
Total interest-earning assets	2,198,453	55,905	5.13%	1,916,846	45,779	4.80%
Non interest-earning assets	126,801			123,196
Total assets	$2,325,254			$2,040,042

Liabilities and
Shareholders’ Equity:
NOW accounts	$175,630	$155	0.18%	$156,349	$172	0.22%
Money market accounts	191,740	1,760	1.85%	108,247	672	1.25%
Savings deposits	245,256	748	0.62%	255,855	779	0.61%
Time deposits	711,527	11,896	3.37%	536,398	8,148	3.05%
FHLB advances	643,410	11,219	3.52%	644,999	9,334	2.91%
Other	1,700	36	4.17%	2,079	30	2.89%
Total interest-bearing liabilities	1,969,263	25,814	2.64%	1,703,927	19,135	2.26%
Demand deposits	185,893			180,598
Other liabilities	16,550			14,464
Shareholders’ equity	153,548			141,053
Total liabilities and
shareholders’ equity	$2,325,254			$2,040,042
Net interest income (FTE)		$30,091			$26,644
Interest rate spread			2.49%			2.54%
Net interest margin			2.76%			2.80%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,	2005	2004
Commercial and other loans	$89	$76
Nontaxable debt securities	209	169
Corporate stocks	200	224

The following table presents certain information on a fully taxable equivalent basis regarding changes in our interest income and expense for the periods indicated.

	Three months ended June 30			Six months ended June 30
	2005 vs. 2004			2005 vs. 2004
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest on interest-earning assets:
Residential real estate loans	$1,577	$(62)	1,515	$3,315	$(432)	2,883
Commercial and other loans	1,403	627	2,030	3,070	683	3,753
Consumer loans	621	648	1,269	1,354	1,016	2,370
Federal funds sold and
other short-term investments	2	57	59	1	94	95
Taxable debt securities	(246)	586	340	(38)	709	671
Nontaxable debt securities	78	(14)	64	152	(37)	115
Corporate stocks and FHLB stock	(56)	160	104	(74)	313	239
Total interest income	$3,379	$2,002	$5,381	$7,780	$2,346	$10,126

Interest on interest-earning:
liabilities:
NOW accounts	$8	$(22)	$(14)	$18	$(35)	$(17)
Money market accounts	263	252	515	650	438	1,088
Savings deposits	(28)	1	(27)	(39)	8	(31)
Time deposits	1,567	562	2,129	2,857	891	3,748
FHLB advances	(191)	1,072	881	(23)	1,908	1,885
Other	(3)	8	5	(6)	12	6
Total interest expense	1,616	1,873	3,489	3,457	3,222	6,679
Net interest income	$1,763	$129	$1,892	$4,323	$(876)	$3,447

Provision and Allowance for Loan Losses
The Corporation’s allowance for loan losses amounted to $17.4 million, or 1.30% of total loans, at June 30, 2005, compared to $16.8 million, or 1.34%, at December 31, 2004. The Corporation’s loan loss provision amounted to $300 thousand for the second quarter of 2005 and $600 thousand for the first six months ended June 30, 2005. Comparable amounts for the prior year totaled $120 thousand for second quarter 2004 and $240 thousand for the six months ended June 30, 2004. The increase in the Corporation’s loan loss provision was in response to growth in the loan portfolio. See additional information under “Asset Quality”.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. For the second quarter ended June 30, 2005, noninterest income excluding net realized gains and losses on securities totaled $7.0 million, compared to $7.2 million reported for the same quarter a year ago. For the six months ended June 30, 2005, noninterest income on the same basis amounted to $13.1 million, essentially unchanged from the comparable 2004 amount. Primary sources of noninterest income are trust and investment management fees, service charges on deposit accounts, merchant credit card processing fees and net gains on sales of loans.

The following table presents a noninterest income comparison for the three and six months ended June 30, 2005 and 2004:

(Dollars in thousands)	Three Months				Six Months
				$%				$%
Periods ended June 30,	2005	2004	Change	Change	2005	2004	Change	Change

Noninterest income:
Trust and investment
management fees	$3,486	$3,320	$166	5%	$6,698	$6,375	$323	5%
Service charges on
deposit accounts	1,168	1,192	(24)	(2)%	2,179	2,362	(183)	(8)%
Merchant processing fees	1,337	1,095	242	22%	2,115	1,692	423	25%
Net gains on loan sales	418	560	(142)	(25)%	905	909	(4)	-%
Income from bank-owned
Life insurance	279	295	(16)	(5)%	551	594	(43)	(7)%
Other income	303	702	(399)	(57)%	622	1,172	(550)	(47)%

Subtotal	6,991	7,164	(173)	(2)%	13,070	13,104	(34)	-%

Net realized gains (losses)
on securities	3	(240)	243	(101)%	3	(240)	243	(101)%

Total noninterest income	$6,994	$6,924	$70	1%	$13,073	$12,864	$209	2%

Revenue from trust and investment management services amounted to $3.5 million and $6.7 million for the quarter and six months ended June 30, 2005, up 5% from the same periods in 2004. Trust and investment management fees represented 51% of other noninterest income for the six months ended June 30, 2005. This revenue is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets. Trust assets under administration amounted to $1.853 billion at June 30, 2005, compared to $1.871 billion at December 31, 2004 and $1.784 billion at June 30, 2004.

For the three months ended June 30, 2005, service charges on deposits totaled $1.2 million, relatively unchanged from the same period a year ago. Service charges on deposits for the six months ended June 30, 2005 totaled $2.2 million, down 8% from the same period in 2004, due in part to the introduction of free checking in the second quarter of 2004.

Merchant processing fees for the quarter and six months ended June 30, 2005 increased 22% and 25%, respectively, from the corresponding periods a year ago due to increases in the volume of transactions processed. Merchant processing fees represents charges to merchants for credit card transactions processed.

For the three months ended June 30, 2005, net gains on loan sales totaled $418 thousand, down $142 thousand from the comparable 2004 period due to decreased sales of both Small Business Administration (“SBA”) loans and residential mortgage loans originated for sale. For the six months ended June 30, 2005 net gains on loan sales totaled $905 thousand, relatively unchanged from the comparable period in 2004.

Income from bank-owned life insurance (“BOLI”) amounted to $279 thousand and $295 thousand, respectively, for the quarters ended June 30, 2005 and 2004. For the six months ended June 30, 2005 and 2004, BOLI totaled $551 thousand and $594 thousand, respectively. BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The cash surrender value of BOLI was $29.8 million at June 30, 2005 compared to $29.2 million at December 31, 2004. The BOLI investment provides a means to mitigate increasing employee benefit costs.

The Corporation recognized net realized gains on securities sales of $3 thousand for the second quarter and six months ended June 30, 2005, compared to net realized losses of $240 thousand for the second quarter and six months ended June 30, 2004.

Other income consists principally of mortgage servicing fees, net of amortization and valuation adjustments of servicing rights, and other income such as ATM fees for non-Washington Trust customers, safe deposit rents, wire transfer fees, and fees on letters of credit. Other income amounted to $303 thousand and $622 thousand, respectively, for the three and six months ended June 30, 2005 and 2004, decreasing 57% and 47%, respectively, from the same periods a year ago. Included in other noninterest income for 2004 was a first quarter non-routine item of $150 thousand unrelated to the Corporation’s normal course of earnings and $280 thousand recovered in the second quarter of that year as a result of a favorable litigation decision.

Noninterest Expense
For the three and six months ended June 30, 2005, total noninterest expense amounted to $13.4 million and $25.8 million, up 7 percent from the same periods a year ago.

The following table presents a noninterest expense comparison for the three and six months ended June 30, 2005 and 2004:

(Dollars in thousands)	Three Months				Six Months
				$%				$%
Periods ended June 30,	2005	2004	Change	Change	2005	2004	Change	Change

Noninterest expense:
Salaries and
employee benefits	$7,450	$7,218	$232	3%	$14,909	$14,195	$714	5%
Net occupancy	802	796	6	1%	1,655	1,612	43	3%
Equipment	869	788	81	10%	1,751	1,558	193	12%
Merchant processing costs	1,098	882	216	24%	1,734	1,348	386	29%
Advertising and promotion	733	538	195	36%	1,036	1,004	32	3%
Outsourced services	444	467	(23)	(5)%	857	843	14	2%
Legal, audit and
professional fees	520	245	275	112%	912	503	409	81%
Amortization of intangibles	99	161	(62)	(39)%	246	322	(76)	(24)%
Other	1,358	1,450	(92)	(6)%	2,717	2,840	(123)	(4)%

Total noninterest expense	$13,373	$12,545	$828	7%	$25,817	$24,225	$1,592	7%

Salaries and employee benefit expense, the largest component of noninterest expense, totaled $7.5 million for the three months ended June 30, 2005, up 3% from the second quarter of 2004. For the six months ended June 30, 2005, salaries and employee benefit expenses amounted to $14.9, up 5% from the same period in 2004. The year-to-date increase included a 3% increase in salary costs as well as a 9% increase in benefit costs including pension and stock-based compensation.

Merchant processing costs amounted to $1.1 million and $1.7 million for the three and six months ended June 30, 2005, up 24% and 29%, respectively, from the comparable periods in 2004 due to increases in the volume of transactions processed. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.

Advertising and promotion expense amounted to $733 thousand and $1.1 million for the three and six months ended June 30, 2005, up 36% and 3%, respectively, from the same periods in 2004. The quarterly increase was primarily attributable to the timing of various product promotions.

Legal, audit and professional fees totaled $520 thousand and $912 thousand for the three and six months ended June 30, 2005, up $275 thousand and $409 thousand, respectively, from the same periods last year. These increases are partly due to higher audit and professional fees incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Income Taxes
Income tax expense amounted to $2.7 million and $5.2 million, respectively, for the three and six months ended June 30, 2005, up $346 thousand and $624 thousand, respectively, from the comparable periods in 2004. The Corporation’s effective tax rate for the three and six months ended June 30, 2005 was 32.0%, compared to 31.4% for the corresponding 2004 periods. These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits. Deposits (demand, NOW, money market, savings and time deposits) funded approximately 64.9% of total average assets in the first half of 2005. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and federal funds purchased), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the first half of 2005. Net loans as a percentage of total assets amounted to 57% at June 30, 2005, compared to 53% at December 31, 2004. Total securities as a percentage of total assets amounted to 35% at June 30, 2005, down from 39% at December 31, 2004.

For the six months ended June 30, 2005, net cash provided by financing activities amounted to $20.5 million and was generated primarily from overall growth in deposits, offset in part by reductions in FHLB advances. Deposits increased $72.9 million in the first half of 2005, including an increase of $33.2 million in brokered deposits. FHLB repayments exceeded advances by $47.1 million during the six months ended June 30, 2005. Net cash used in investing activities was $37.3 million in six months ended June 30, 2005. In the first half of 2005, the Corporation purchased $55.2 million of loans, principally adjustable rate residential mortgages, from other institutions and funded $40.5 million in loans originated. Net cash provided by operating activities amounted to $11.1 million in the first half of 2005, generated primarily by net income of $11.0 million. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $156.9 million at June 30, 2005, up $5.0 million from the $151.9 million reported at December 31, 2004. The changes in shareholders’ equity include net income of $11.0 million offset in part by dividends declared to shareholders of $4.8 million and a decrease in net unrealized gains on securities available for sale of $1.7 million.

The ratio of total equity to total assets amounted to 6.71% at June 30, 2005, compared to 6.58% at December 31, 2004. Book value per share as of June 30, 2005 and December 31, 2004 amounted to $11.79 and $11.44, respectively.

At June 30, 2005, the Corporation’s Tier 1 risk-based capital ratio was 9.26% and the total risk-adjusted capital ratio was 10.78%. The Corporation’s Tier 1 leverage ratio amounted to 5.53% at June 30, 2005. These ratios were above the ratios required to be categorized as “well-capitalized”.

Dividends payable at June 30, 2005 amounted to $2.4 million, representing an $.18 per share dividend, which was paid to shareholders on July 15, 2005. This was an increase from the $.17 per share rate paid throughout 2004 and represents the thirteenth consecutive year with a dividend increase. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the Bancorp is subject to regulatory review and restriction.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of June 30, 2005 and December 31, 2004, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.

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

The following table sets forth the estimated change in net interest income from a flat interest rate scenario over a 12-month period for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of June 30, 2005 and December 31, 2004. Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their historical insensitivity to rate changes. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the next 12 months.

	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Decrease	Rate Increase	Rate Increase
June 30, 2005	-1.32%	0.85%	2.40%
December 31, 2004	-1.31%	1.26%	2.26%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. As of June 30, 2005, an immediate 200 basis point rise in rates would result in a 5.2% decline in the value of the Corporation’s available for sale debt securities. Conversely, a 100 basis point fall in rates would result in a 1.7% increase in the value of the Corporation’s available for sale debt securities.

See additional discussion in Note 11 to the Corporation’s Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

Financial Condition
Summary
At June 30, 2005, total assets amounted to $2.339 billion, up $31.4 million from December 31, 2004. In the first six months of 2005, total loans increased $95.5 million to $1.345 billion, while deposits rose $72.8 million to $1.531 billion at June 30, 2005.

Securities Available for Sale
The carrying value of securities available for sale at June 30, 2005 amounted to $656.0 million, down $79.6 million from the December 31, 2004 balance of $735.7 million. As a result of principal repayments and called debt securities, amortized cost declined $77.0 million in the first half of 2005. The flat yield curve has made reinvestment of cash flow relatively unattractive. Funds from principal repayments and called securities were mainly utilized to fund loan growth, reduce FHLB advances and, in part, reinvested in the held to maturity portfolio. As a result of increases in interest rates, the net unrealized gains on securities available for sale amounted to $8.8 million at June 30, 2005, compared to $11.5 million at December 31, 2004.

Securities Held to Maturity
The carrying value of securities held to maturity at June 30, 2005 amounted to $170.0 million, up $15.6 million from the December 31, 2004 balance of $154.4 million. This increase was due primarily to purchases of U.S. government agency securities partially offset by principal repayments of mortgage back securities. As a result of increases in interest rates, the net unrealized gain on securities held to maturity amounted to $641 thousand at June 30, 2005, down from a net unrealized gain position of $1.9 million at December 31, 2004.

Loans
Total loans increased $95.5 million, or 8%, in the first half of 2005 amounting to $1.345 billion at June 30, 2005. Growth occurred in all lines of business with the largest increase in residential real estate loans, which was the result of both internal loan growth as well as loans purchased from other parties.

The Corporation originates residential mortgages, for both portfolio and sale, and purchases mortgages from other financial institutions. Residential real estate loans totaled $567.2 million at June 30, 2005 increasing $53.5 million, or 10%, during the first half of 2005. The increase includes $26.5 million in purchased fixed rate and adjustable rate mortgages.

Consumer loans amounted to $249.4 million at June 30, 2005, up $21.2 million, or 9%, in the first half of 2005. This increase was primarily due to growth in home equity lines and home equity loans, which represented 90% and 92%, respectively, of consumer loans at June 30, 2005 and December 31, 2004. Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Commercial loans, including commercial real estate and construction loans, increased $20.9 million in the first six months of 2005 and amounted to $528.6 million at June 30, 2005. The increase includes $4.1 million in commercial loans purchased from other financial institutions.

Deposits
In the first six months of 2005, growth in demand deposits, NOW accounts and time deposits was partially offset by declines in money market and savings balances. Increases in interest rates paid on time deposits has resulted in a shift in deposit mix from savings and money market accounts to time deposits.

Time deposits (including brokered certificates of deposit) amounted to $732.2 million, up $87.4 million, or 14%, during the first half of 2005. The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources. Brokered time deposits amounted to $202.8 million, up $33.2 million, or 20%, during the six months ended June 30, 2005. Excluding the brokered time deposits, time deposits rose $54.2 million, or 11%, in the first half of 2005 due to growth in consumer certificates of deposit.

Demand deposits amounted to $201.5 million at June 30, 2005, up $11.9 million, or 6%, from December 31, 2004. NOW account balances increased $5.1 million, or 3%, in the first six months of 2005 and totaled $179.8 million at June 30, 2005.

During the six months ended June 30, 2005, savings deposits declined $13.5 million, or 7%, and money market account balances declined $18.1 million, or 7%.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. During the first six months of 2005, the Corporation reduced its FHLB advance borrowing position by $47.1 million. Included in the June 30, 2005 balance are $60.5 million of callable advances with call dates ranging from July 2005 through November 2007. Other borrowings outstanding at June 30, 2005 amounted to $2.9 million, down $541 thousand from the December 31, 2004 balance.

Asset Quality
Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)	June 30,	December 31,
	2005	2004
Nonaccrual loans 90 days or more past due	$1,047	$3,498
Nonaccrual loans less than 90 days past due	1,388	1,233
Total nonaccrual loans	2,435	4,731
Other real estate owned, net	4	4
Total nonperforming assets	$2,439	$4,735
Nonaccrual loans as a percentage of total loans	.18%	.38%
Nonperforming assets as a percentage of total assets	.10%	.21%
Allowance for loan losses to nonaccrual loans	716.30%	354.49%
Allowance for loan losses to total loans	1.30%	1.34%

Nonperforming assets amounted to $2.4 million, or 0.10% of total assets, at June 30, 2005, down from $4.7 million, or 0.21%, at December 31, 2004. This decrease was largely due to the resolution of a single commercial lending relationship classified as nonaccrual during 2004 with a carrying value of $1.9 million at December 31, 2004.

There were no accruing loans 90 days or more past due at June 30, 2005 or December 31, 2004.

Impaired loans consist of all nonaccrual commercial loans. At June 30, 2005, the recorded investment in impaired loans was $1.0 million, which had a related allowance of $12 thousand. Also during the six-month period ended June 30, 2005, interest income recognized on impaired loans amounted to approximately $133 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

(Dollars in thousands)	June 30,	December 31,
	2005	2004
Residential real estate	$1,119	$1,027
Commercial:
Mortgages	104	2,357
Construction and development	-	390
Other	922	730
Consumer	290	227
Total nonaccrual loans	$2,435	$4,731

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended June 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended June 30, 2005 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan, the Bancorp’s 1997 Equity Incentive Plan, as amended, and the Bancorp’s 2003 Stock Incentive Plan, as amended.
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				13,656
4/1/2005 to 4/30/2005	229	$25.27	229	13,427
5/1/2005 to 5/31/2005	46	28.34	46	13,381
6/1/2005 to 6/30/2005	46	28.25	46	13,335

Total Deferred Compensation Plan	321	$26.14	321	13,335

Stock Repurchase Plan (2)
Balance at beginning of period				162,000
4/1/2005 to 4/30/2005	-	-	-	162,000
5/1/2005 to 5/31/2005	-	-	-	162,000
6/1/2005 to 6/30/2005	-	-	-	162,000

Total Stock Repurchase Plan	-	-	-	162,000

Other (3)
Balance at beginning of period				N/A
4/1/2005 to 4/30/2005	388	$7.63	388	N/A
5/1/2005 to 5/31/2005	10,000	17.92	10,000	N/A
6/1/2005 to 6/30/2005	5,362	15.33	5,362	N/A

Total Other	15,750	$16.79	15,750	N/A

Total Purchases of Equity Securities	16,071	$16.97	16,071	175,335

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
(3) Pursuant to the Corporation’s stock incentive plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options. While required to be reported in this table, such transactions are not reported as share repurchases in the Corporation’s Consolidated Financial Statements.

Item 4. Submission of Matters to a Vote of Security Holders
(a)
The Annual Meeting of Shareholders was held on April 26, 2005. On the record date of February 25, 2005 there were 13,296,360 shares issued, outstanding and eligible to vote, of which 11,692,397 shares, or 87.94%, were represented at the meeting either in person or by proxy.

(b)	The results of matters voted upon are presented below:
i.
Election of Directors to Serve Until 2008 Annual Meeting: Gary P. Bennett, Larry J. Hirsch, Esq., Mary E. Kennard, Esq., H. Douglas Randall, III, and John F. Treanor were nominated and duly elected to hold office as Directors of Washington Trust Bancorp, Inc., each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person’s name as follows:

	Term	Votes In Favor	Votes Withheld
Gary P. Bennett	3 years	11,617,269	75,128
Larry J. Hirsch, Esq.	3 years	11,612,619	79,778
Mary E. Kennard, Esq.	3 years	11,590,069	102,328
H. Douglas Randall, III	3 years	11,617,341	75,056
John F. Treanor	3 years	11,605,382	87,015

The following additional persons continued as Directors of Washington Trust Bancorp, Inc. following the Annual Meeting:

Steven J. Crandall
Barry G. Hittner, Esq.
Katherine W. Hoxsie
Edward M. Mazze, Ph.D.
Kathleen McKeough
Victor J. Orsinger, II
Joyce Olson Resnikoff
Patrick J. Shanahan, Jr.
James P. Sullivan, CPA
Neil H. Thorp
John C. Warren

ii.
A proposal for the ratification of KPMG LLP to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 2005 was passed by a vote of 11,485,942 shares in favor, 178,916 shares against, with 27,539 abstentions and broker non-votes.

Item 6. Exhibits
(a) Exhibits. The following exhibits are included as part of this Form 10-Q:

Exhibit Number

10.1
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees), filed as exhibit 10.1 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 16, 2005. (1)

10.2
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees, filed as Exhibit No. 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.3
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors), filed as Exhibit No. 10.3 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.4
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees), filed as Exhibit No. 10.4 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.5
Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended, filed as Exhibit No. 10.5 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.6
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors), filed as Exhibit No. 10.6 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.7
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended, filed as Exhibit No. 10.7 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.8
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors), filed as Exhibit No. 10.8 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.9
Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended, filed as Exhibit No. 10.9 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: August 5, 2005	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 5, 2005	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)