Form 10-Q
period 2005-09-30
WASHINGTON TRUST BANCORP INC
filed 2005-11-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2005 or

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
☒Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
☒Yes ☐No

The number of shares of common stock of the registrant outstanding as of October 31, 2005 was 13,367,619.

This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation’s (as hereinafter defined) actual results, performance or achievements could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment management assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS	(Unaudited)
	September 30,	December 31,
	2005	2004

Assets:
Cash and due from banks	$66,206	$34,801
Federal funds sold and other short-term investments	8,657	17,280
Mortgage loans held for sale	2,241	1,095
Securities:
Available for sale, at fair value; amortized cost $610,263 in 2005 and $724,209 in 2004	613,097	735,666
Held to maturity, at cost; fair value $167,890 in 2005 and $156,270 in 2004	169,110	154,392
Total securities	782,207	890,058
Federal Home Loan Bank stock, at cost	34,966	34,373
Loans:
Commercial and other	554,769	507,711
Residential real estate	584,977	513,695
Consumer	256,366	228,270
Total loans	1,396,112	1,249,676
Less allowance for loan losses	17,614	16,771
Net loans	1,378,498	1,232,905
Premises and equipment, net	23,942	24,248
Accrued interest receivable	10,284	9,367
Investment in bank-owned life insurance	30,083	29,249
Goodwill	39,989	22,591
Identifiable intangible assets	14,819	1,309
Other assets	11,269	10,544

Total assets	$2,403,161	$2,307,820

Liabilities:
Deposits:
Demand deposits	$216,061	$189,588
NOW accounts	186,615	174,727
Money market accounts	219,982	196,775
Savings accounts	227,834	251,920
Time deposits	759,746	644,875
Total deposits	1,610,238	1,457,885
Dividends payable	2,404	2,257
Federal Home Loan Bank advances	577,936	672,748
Junior subordinated debentures	22,681	-
Other borrowings	8,768	3,417
Accrued expenses and other liabilities	23,883	19,661

Total liabilities	2,245,910	2,155,968

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30 million shares;
issued 13,356,053 shares in 2005 and 13,278,685 in 2004	835	830
Paid-in capital	33,293	31,718
Retained earnings	122,990	113,314
Unearned stock-based compensation	(1,012)	(737)
Accumulated other comprehensive income	1,354	6,937
Treasury stock, at cost; 9,033 shares in 2005 and 9,309 in 2004	(209)	(210)

Total shareholders’ equity	157,251	151,852

Total liabilities and shareholders’ equity	$2,403,161	$2,307,820

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES		(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME		except per share amounts)

	(Unaudited)		(Unaudited)
	Three Months		Nine Months
Periods ended September 30,	2005	2004	2005	2004
Interest income:
Interest and fees on loans	$20,418	$15,762	$57,339	$43,690
Interest on securities	8,306	8,742	25,414	25,104
Dividends on corporate stock and Federal Home Loan Bank stock	594	562	1,838	1,542
Interest on federal funds sold and other short-term investments	187	47	321	87

Total interest income	29,505	25,113	84,912	70,423

Interest expense:
Deposits	8,241	5,936	22,800	15,707
Federal Home Loan Bank advances	5,741	5,281	16,960	14,615
Junior subordinated debentures	124	-	124	-
Other	39	14	75	44

Total interest expense	14,145	11,231	39,959	30,366

Net interest income	15,360	13,882	44,953	40,057
Provision for loan losses	300	120	900	360

Net interest income after provision for loan losses	15,060	13,762	44,053	39,697

Noninterest income:
Wealth management and trust services	4,066	3,218	10,764	9,593
Service charges on deposit accounts	1,158	1,066	3,337	3,428
Merchant processing fees	1,932	1,643	4,047	3,335
Net gains on loan sales	415	348	1,320	1,257
Net realized gains (losses) on securities	17	101	20	(139)
Income from bank-owned life insurance	282	293	833	887
Other income	504	398	1,126	1,570

Total noninterest income	8,374	7,067	21,447	19,931

Noninterest expense:
Salaries and employee benefits	8,194	7,439	23,103	21,634
Net occupancy	828	770	2,483	2,382
Equipment	832	837	2,583	2,395
Merchant processing costs	1,623	1,398	3,357	2,746
Advertising and promotion	460	429	1,496	1,433
Outsourced services	406	357	1,263	1,200
Legal, audit and professional fees	513	379	1,425	882
Amortization of intangibles	196	161	442	483
Other	1,758	1,284	4,475	4,124

Total noninterest expense	14,810	13,054	40,627	37,279

Income before income taxes	8,624	7,775	24,873	22,349
Income tax expense	2,802	2,442	8,002	7,018

Net income	$5,822	$5,333	$16,871	$15,331

Weighted average shares outstanding - basic	13,330.3	13,235.7	13,303.2	13,217.1
Weighted average shares outstanding - diluted	13,641.9	13,514.0	13,615.8	13,520.1
Per share information:
Basic earnings per share	$0.44	$0.40	$1.27	$1.16
Diluted earnings per share	$0.43	$0.39	$1.24	$1.13
Cash dividends declared per share	$0.18	$0.17	$0.54	$0.51

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS	(Unaudited)

Nine months ended September 30,	2005	2004
Cash flows from operating activities:
Net income	$16,871	$15,331
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	360
Depreciation of premises and equipment	2,246	2,172
Net amortization of premium and discount	1,878	1,845
Net amortization of intangibles	442	483
Amortization of restricted stock	261	61
Net gains on loan sales	(1,320)	(1,257)
Net realized (gains) losses on securities	(20)	139
Earnings from bank-owned life insurance	(833)	(887)
Proceeds from sales of loans	48,484	41,717
Loans originated for sale	(48,616)	(48,647)
Increase in accrued interest receivable, excluding purchased interest	(718)	(983)
Increase in other assets	4,157	(1,675)
(Decrease) increase in accrued expenses and other liabilities	(3,660)	145
Other, net	421	761
Net cash provided by operating activities	20,493	9,565
Cash flows from investing activities:
Securities available for sale: Purchases	(100,723)	(272,780)
Proceeds from sales	67,059	4,149
Maturities and principal repayments	146,350	191,095
Securities held to maturity: Purchases	(38,604)	(29,323)
Maturities and principal repayments	23,596	46,026
Purchase of Federal Home Loan Bank stock	(593)	(2,909)
Net increase in loans	(76,651)	(136,573)
Purchases of loans, including purchased interest	(69,860)	(101,265)
Purchases of premises and equipment	(1,864)	(1,851)
Equity investment in capital trusts	(681)	-
Cash paid for acquisition, including deferred acquisition obligations, net of cash acquired	(19,568)	-
Net cash used in investing activities	(71,539)	(303,431)
Cash flows from financing activities:
Net increase in deposits	152,361	262,877
Net (decrease) increase in other borrowings	(36)	326
Proceeds from Federal Home Loan Bank advances	531,343	838,350
Repayment of Federal Home Loan Bank advances	(626,099)	(805,519)
Purchases of treasury stock	(28)	(146)
Net effect of common stock issuances	357	353
Proceeds from the issuance of junior subordinated debentures	22,681	-
Cash dividends paid	(6,751)	(6,609)
Net cash provided by financing activities	73,828	289,632
Net increase in cash and cash equivalents	22,782	(4,234)
Cash and cash equivalents at beginning of year	52,081	61,110
Cash and cash equivalents at end of period	$74,863	$56,876
Noncash Investing and Financing Activities:
Loans charged off	$261	$275
In conjunction with the purchase acquisitions detailed in Note 3 to the Consolidated
Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	$33,787	-
Fair value of liabilities assumed	7,633	-
Supplemental Disclosures: Interest payments	39,496	29,724
Income tax payments	8,042	7,254

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Basis of Presenation
The accounting and reporting policies of Washington Trust Bancorp, Inc. (“the “Bancorp”) and its wholly owned subsidiaries, The Washington Trust Company (the “Bank”) and Weston Securities Corporation (together, the “Corporation” or “Washington Trust”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the balance sheet date and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses, the review of goodwill and other intangible assets for impairment, other-than-temporary impairment, interest income recognition and tax estimates. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of September 30, 2005 and December 31, 2004, respectively, and the results of operations and cash flows for the interim periods presented.

The consolidated financial statements include the accounts of the Bancorp and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The Corporation has not changed its accounting and reporting policies from those disclosed in the Bancorp’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Certain prior period amounts have been reclassified to conform to the current year classification. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

(2) New Accounting Pronouncements
In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. The yield that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The Corporation believes the adoption of SOP 03-3 will not have a material impact on the Corporation’s financial position or results of operations.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), “Share-Based Payment.” The Statement is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation.” This Statement supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. Revised SFAS No. 123 requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. Compensation cost would be recognized in the financial statement over the requisite service period. This Statement was originally effective for any interim or annual period beginning after June 15, 2005. For those option awards outstanding as of September 30, 2005 with requisite service periods remaining subsequent to the implementation date of this Statement, the Corporation expects that the cost associated with such awards to be recognized in the financial statements will not be significant.

In April 2005, the SEC issued a new rule that amended the compliance dates for SFAS No. 123 (revised 2004). The SEC’s new rule allows companies to implement SFAS No. 123 (revised 2004) at the beginning of the next fiscal year instead of the next reporting period, which begins after June 15, 2005.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
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

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Acquisition
On August 31, 2005, the Corporation completed its acquisition of Weston Financial Group, Inc. (“Weston”), a registered investment advisor and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. The results of Weston’s operations have been included in the Corporation’s Consolidated Statements of Income since that date. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations” and the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” were also applied.

The acquisition of Weston increased the size and range of products and services offered by Washington Trust’s wealth management group. As a result of the Weston acquisition, investment management and trust assets under administration increased from approximately $1.9 billion to $3.2 billion.

Pursuant to the Stock Purchase Agreement dated March 18, 2005, by and among the Corporation, Weston and Weston’s shareholders, the Corporation purchased all of the outstanding shares of capital stock of Weston in exchange for an aggregate amount of cash equal to $20 million, subject to post-closing adjustments for net working capital, plus certain future payments. The future payments include minimum payments of $2 million per year in each of the years 2007, 2008 and 2009. The present value of these minimum payments amounting to $5.4 million is included in Other Borrowings in the Consolidated Balance Sheet. In addition, the transaction is structured to provide for the contingent payment of additional amounts up to a maximum of $18.5 million based on operating results in each of the years during a three-year earn-out period ending December 31, 2008. Contingent payments will be recorded as additional goodwill and recorded as liabilities at the time the payments are determinable beyond a reasonable doubt.

Washington Trust financed the payments made at closing through the issuance of two series of trust preferred stock by newly-formed special purpose finance entities in an aggregate amount of $22 million (see Note 12). In connection with the transaction, Washington Trust has also elected to become a financial holding company.

The following table summarizes the fair values of the assets acquired and liabilities assumed for Weston at the date of acquisition. The Corporation expects that some adjustments of the fair values assigned to the assets acquired and liabilities assumed at August 31, 2005 may be subsequently recorded, although such adjustments are not expected to be material.

(Dollars in thousands)
Assets:
Cash and due from banks	$1,057
Short-term investments	142
Equipment, net	72
Goodwill	17,398
Other identified intangible assets	13,952
Other assets	1,166

Total assets acquired	$33,787

Liabilities:
Accrued expenses and other liabilities	7,633

Total liabilities acquired	$7,633

Net assets acquired	$26,154

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Stock Based Compensation
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

(Dollars in thousands, except per share amounts)
		Three Months		Nine Months
Periods ended September 30,		2005	2004	2005	2004

Net income	As reported	$5,822	$5,333	$16,871	$15,331
Less:
Total stock-based compensation
determined under fair value
method for all awards, net of tax		(164)	(148)	(892)	(633)
	Pro forma	$5,658	$5,185	$15,979	$14,698

Basic earnings per share	As reported	$.44	$.40	$1.27	$1.16
	Pro forma	$.42	$.39	$1.20	$1.11

Diluted earnings per share	As reported	$.43	$.39	$1.24	$1.13
	Pro forma	$.41	$.38	$1.17	$1.09

In the nine months ended September 30, 2005, the Bancorp granted 133,125 non-qualified options, which vested immediately. These awards were granted under the Bancorp’s 2003 Stock Incentive Plan and 1997 Equity Incentive Plan, as amended (the “1997 Equity Incentive Plan”). The Bancorp granted 3,050 incentive stock options and 29,000 non-qualified options during the nine months ended September 30, 2004.

The Bancorp has granted restricted stock units and restricted stock awards under its 1997 Equity Incentive Plan. Such awards are valued at the fair market value of common stock as of the award date and the associated cost is recognized in salaries and benefits expense over the vesting period of each award. Corresponding additions to paid-in-capital are recognized over the vesting period.

In April 2005, the Bancorp awarded 7,000 restricted stock units to Non-Employee Directors under the 1997 Equity Incentive Plan, which will vest on the third anniversary date of the award. The restricted stock units will be settled in common stock of the Corporation. The total unearned stock-based compensation for these awards amounted to $181 thousand at the award date.

In June 2005, the Bancorp awarded 9,200 restricted stock units under the 1997 Equity Incentive Plan, which will vest on the third anniversary date of the award at which time, a share of common stock will be issued for each unit. The total unearned stock-based compensation for these awards amounted to $247 thousand at the award date.

In August 2005, the Bancorp awarded 5,000 shares of restricted stock under the 1997 Equity Incentive Plan, which will vest on the fifth anniversary date of the award at which time, a share of common stock will be issued for each unit. The total unearned stock-based compensation for these awards amounted to $138 thousand at the award date.

For the three and nine-month periods ended September 30, 2005, compensation expense related to restricted stock units and restricted stock awards amounted to $108 thousand and $262 thousand, respectively.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Comprehensive Income

(Dollars and shares in thousands)
	Three Months		Nine Months
Periods ended September 30,	2005	2004	2005	2004

Net income	$5,822	$5,333	$16,871	$15,331

Unrealized holding gains (losses) on securities available for sale, net of tax	(3,897)	6,607	(5,570)	806
Reclassification adjustments for gains (losses) arising during the period, net of tax	(11)	(66)	(13)	90
Minimum pension liability adjustment, net of tax	-	-	-	153
Total comprehensive income	$1,914	$11,874	$11,288	$16,380

(6) Earnings Per Share
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

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2005	2004	2005	2004

Net income	$5,822	$5,333	$16,871	$15,331

Weighted average basic shares	13,330.3	13,235.7	13,303.2	13,217.1
Dilutive effect of:
Options	291.0	266.8	293.0	292.8
Other	20.6	11.5	19.6	10.2
Weighted average diluted shares	13,641.9	13,514.0	13,615.8	13,520.1

Earnings per share:
Basic	$0.44	$0.40	$1.27	$1.16
Diluted	$0.43	$0.39	$1.24	$1.13

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$92,881	$1,854	$(554)	$94,181
Mortgage-backed securities	439,838	1,401	(7,197)	434,042
Corporate bonds	63,567	524	(530)	63,561
Corporate stocks	13,977	7,462	(126)	21,313
Total	610,263	11,241	(8,407)	613,097
December 31, 2004
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	135,513	2,771	(621)	137,663
Mortgage-backed securities	492,364	2,944	(3,461)	491,847
Corporate bonds	78,364	953	(483)	78,834
Corporate stocks	17,968	9,443	(89)	27,322
Total	$724,209	$16,111	$(4,654)	$735,666

For the nine months ended September 30, 2005, proceeds from the sales of securities available for sale amounted to $67.1 million while net realized gains of these sales amounted to $20 thousand.

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$52,250	$-	$(666)	$51,584
Mortgage-backed securities	90,648	881	(1,247)	90,282
States and political subdivisions	26,212	125	(313)	26,024
Total	169,110	1,006	(2,226)	167,890
December 31, 2004
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	30,000	3	(127)	29,876
Mortgage-backed securities	105,753	1,927	(208)	107,472
States and political subdivisions	18,639	348	(65)	18,922
Total	$154,392	$2,278	$(400)	$156,270

There were no sales of securities held to maturity during the nine months ended September 30, 2005.

Securities with a fair value of $567.8 million and $574.7 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at September 30, 2005 and December 31, 2004, respectively. In addition, securities with a fair value of $14.7 million and $20.9 million were collateralized for the discount window at the Federal Reserve Bank at September 30, 2005 and December 31, 2004, respectively. There were no borrowings with the Federal Reserve Bank at either date.

Securities available for sale with a fair value of $2.3 million and $2.4 million were designated in a rabbi trust for a nonqualified retirement plan at September 30, 2005 and December 31, 2004, respectively.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize, for all securities in an unrealized loss position at September 30, 2005 and December 31, 2004, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At September 30, 2005	#	Value	Losses	#	Value	Losses	#	Value	Losses

U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	14	$86,381	$1,101	2	$14,881	$119	16	$101,262	$1,220
Mortgage-backed securities	53	231,794	3,285	34	180,302	5,159	87	412,096	8,444
States and
political subdivisions	25	14,261	247	3	1,831	66	28	16,092	313
Corporate bonds	4	9,837	98	8	22,248	432	12	32,085	530
Subtotal, debt securities	96	342,273	4,731	47	219,262	5,776	143	561,535	10,507
Corporate stocks	6	3,017	115	1	500	11	7	3,517	126

Total temporarily
impaired securities	102	$345,290	$4,846	48	$219,762	$5,787	150	$565,052	$10,633

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2004	#	Value	Losses	#	Value	Losses	#	Value	Losses

U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	10	$73,436	$497	1	$11,749	$251	11	$85,185	$748
Mortgage-backed securities	40	271,485	2,310	19	88,313	1,359	59	359,798	3,669
States and
political subdivisions	6	3,982	65	-	-	-	6	3,982	65
Corporate bonds	7	20,183	182	5	11,737	301	12	31,920	483
Subtotal, debt securities	63	369,086	3,054	25	111,799	1,911	88	480,885	4,965
Corporate stocks	4	2,207	68	1	479	21	5	2,686	89

Total temporarily
impaired securities	67	$371,293	$3,122	26	$112,278	$1,932	93	$483,571	$5,054

Unrealized losses on debt securities can generally be attributed to increases in market interest rates and/or the deterioration of the credit quality of the debt issuer. At September 30, 2005, unrealized losses on debt securities primarily reflect the increase in short-term and intermediate-term interest rates since mid-2004. The majority of the balance of debt securities in an unrealized loss position at September 30, 2005 were purchased during 2003 and early 2004, during which period interest rates were at or near historical lows. The increase in interest rates since the time of purchase has resulted in a decline in market value for these debt securities. The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at September 30, 2005 consisted of 143 debt security holdings. The largest loss percentage of any single holding was 5.32% of its amortized cost.

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

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

position at September 30, 2005 consisted of five holdings of financial and commercial entities. The largest loss percentage position of any single holding was 7.98% of its cost.

(8) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	September 30, 2005		December 31, 2004
	Amount	%	Amount	%

Commercial:
Mortgages (1)	$285,450	21%	$266,670	21%
Construction and development (2)	33,862	2%	29,263	3%
Other (3)	235,457	17%	211,778	17%

Total commercial	554,769	40%	507,711	41%

Residential real estate:
Mortgages (4)	568,675	41%	494,720	40%
Homeowner construction	16,302	1%	18,975	1%

Total residential real estate	584,977	42%	513,695	41%

Consumer
Home equity lines	163,727	12%	155,001	12%
Other (5)	92,639	6%	73,269	6%

Total consumer	256,366	18%	228,270	18%
Total loans (6)	$1,396,112	100%	$1,249,676	100%

(1) Amortizing mortgages, primarily secured by income producing property.
(2) Loans for construction of residential and commercial properties and for land development.
(3) Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(4) A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 11 for additional discussion of FHLB borrowings).
(5) Fixed rate home equity loans and other consumer installment loans.
(6) Net of unamortized loan origination fees, net of costs, totaling $512 thousand and $507 thousand at September 30, 2005 and December 31, 2004, respectively. Also includes $902 thousand and $729 thousand of premium, net of discount, on purchased loans at September 30, 2005 and December 31, 2004, respectively.

(9) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2005	2004	2005	2004

Balance at beginning of period	$17,442	$16,208	$16,771	$15,914
Provision charged to expense	300	120	900	360
Recoveries of loans previously charged off	146	334	455	628
Loans charged off	(24)	(35)	(262)	(275)
Reclassification of allowance on off-balance sheet exposures	(250)	-	(250)	-
Balance at end of period	$17,614	$16,627	$17,614	$16,627

In the third quarter of 2005, the Corporation reclassified that portion of the allowance for loan losses related to off-balance sheet credit risk to other liabilities.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the nine months ended September 30, 2005 are as follows:

Goodwill
(Dollars in thousands)	Balance at		Balance at
	December 31,		September 30,
	2004	Acquisitions	2005

Prior acquisitions	$22,591	$-	$22,591
Weston	-	17,398	17,398
Total	$22,591	$17,398	$39,989

Other Intangible Assets
(Dollars in thousands)	Balance at			Balance at
	December 31,			September 30,
	2004	Acquisitions	Amortization	2005

Core deposit intangible	$1,214	$-	$(227)	$987
Advisory contracts	-	13,657	(114)	13,543
Non-compete agreements - Weston	-	295	(6)	289
Non-compete agreements - other	95	-	(95)	-
	$1,309	$13,952	$(442)	$14,819

The value attributable to the core deposit intangible (“CDI”) is a function of the estimated attrition of the core deposit accounts, and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources.

During the third quarter of 2005, goodwill and intangible assets related to the acquisition of Weston were recorded amounting to $17.4 million and $14.0 million, respectively.

The value attributed to the advisory contracts was based on the time period over which the advisory contracts are expected to generate economic benefits. The intangible values of advisory contracts are being amortized over a 20-year life using a declining balance method, based on expected attrition for Weston’s current customer base derived from historical runoff data. The amortization schedule is based on the anticipated future customer runoff rate. This schedule will result in amortization of approximately 50% of the intangible asset after six years, and approximately 70% amortization of the balance after ten years.

The value attributable to the Weston non-compete agreements was based on the expected receipt of future economic benefits related to provisions in the non-compete agreements that restrict competitive behavior. The intangible value of non-compete agreements is being amortized on a straight-line basis over the six-year contractual lives of the agreements.

Estimated annual amortization expense is as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
Estimated amortization expense	Deposits	Contracts	Agreements	Total

October 1 to December 31, 2005	$76	$323	$11	$410
2006	261	1,283	49	1,593
2007	140	1,194	49	1,383
2008	120	1,111	49	1,280
2009	120	1,040	49	1,209

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of intangible assets at September 30, 2005 are as follows:

(Dollars in thousands)	Gross Carrying	Accumulated	Net
Intangible assets	Amount	Amortization	Amount

Core deposit intangibles	$2,997	$(2,010)	$987
Advisory contracts	13,657	(114)	13,543
Non-compete agreements	1,147	(858)	289
Total	$17,801	$(2,982)	$14,819

(11) Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(Dollars in thousands)	September 30,	December 31,
	2005	2004
FHLB advances	$577,936	$672,748

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at September 30, 2005 and December 31, 2004. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at September 30, 2005 and December 31, 2004. Included in the collateral were securities available for sale and held to maturity with a fair value of $495.9 million and $515.8 million that were specifically pledged to secure FHLB borrowings at September 30, 2005 and December 31, 2004, respectively. Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

(12) Junior Subordinated Debentures
In August 2005, the Corporation sponsored the creation of WT Capital Trust I (“Trust I”) and WT Capital Trust II (“Trust II”). Trust I and Trust II are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Corporation. The Corporation is the owner of all of the common securities of Trust I and Trust II. In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities—Revised”, Trust I and Trust II are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Balance Sheet.

On August 29, 2005, Trust I issued $8 million of Capital Securities in a private placement of trust preferred securities. The Capital Securities mature in September 2035, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust I to the holder of the Capital Securities, at a rate of 5.965% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Trust I, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders. The proceeds of the Capital Securities, along with proceeds from the issuance of common securities by Trust I to the Bancorp, were used to purchase $8.3 million of the Corporation's junior subordinated deferrable interest notes (the “Trust I Debentures”) and constitute the primary asset of Trust I. Like the Capital Securities, the Trust I Debentures bear interest at a rate of 5.965% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Trust I Debentures mature on September 15, 2035, but may be redeemed at par at the Corporation’s option, subject to the approval of the applicable banking regulator to the extent required under

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

applicable guidelines or policies, at any time on or after September 15, 2010, or upon the occurrence of certain special qualifying events.

On August 29, 2005, Trust II issued $14 million of Capital Securities in a private placement of trust preferred securities. The Capital Securities mature in November 2035, are redeemable at the Corporation’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the Capital Securities, at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Trust II, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders. The proceeds of the Capital Securities, along with proceeds from the issuance of common securities by Trust II to the Bancorp, were used to purchase $14.4 million of the Corporation's junior subordinated deferrable interest notes (the “Trust II Debentures”) and constitute the primary asset of Trust II. Like the Capital Securities, the Trust II Debentures bear interest at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Trust II Debentures mature on September 15, 2035, but may be redeemed at par at the Corporation's option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after September 15, 2010, or upon the occurrence of certain special qualifying events.

(13) Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	September 30,	December 31,
	2005	2004

Treasury, Tax and Loan demand note balance	$2,842	$2,835
Deferred acquisition obligations	5,407	-
Other	519	582
Other borrowings	$8,768	$3,417

(14) Defined Benefit Pension Plans
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

The actuarial assumptions used for the non-qualified retirement plans are the same as those used for the Corporation’s tax-qualified pension plan. The non-qualified retirement plans provide for the designation of assets in rabbi trusts. At September 30, 2005 and December 31, 2004, securities available for sale and other assets designated for this purpose with a carrying value of $2.6 million and $3.0 million, respectively, were included in the Corporation’s Consolidated Balance Sheets.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Nine months ended September 30,	2005	2004	2005	2004

Service cost	$1,403	$1,194	$234	$219
Interest cost	1,141	1,025	327	291
Expected return on plan assets	(1,264)	(1,173)	-	-
Amortization of transition asset	(4)	(4)	-	-
Amortization of prior service cost	23	23	56	58
Recognized net actuarial loss	92	27	99	47
Net periodic benefit cost	$1,391	$1,092	$716	$615

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the nine months ended September 30, 2005 and 2004 were as follows:

	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
	2005	2004	2005	2004
Measurement date	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Sept. 30, 2003
Discount rate	6.00%	6.10%	6.00%	6.10%
Expected long-term return on plan assets	8.25%	8.25%	-	-
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2004 that it expected to contribute $1.3 million to its qualified pension plan and $326 thousand in benefit payments to its non-qualified retirement plans in 2005. As of September 30, 2005, $1.3 million of contributions have been made to the qualified pension plan and $248 thousand in benefit payments have been made to the non-qualified retirement plans. The Corporation presently anticipates contributing an additional $84 thousand in benefit payments to the non-qualified retirement plans in 2005 for a total of $332 thousand.

(15) Financial Instruments With Off-Balance Sheet Risk and Derivative Financial Instruments
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

(Dollars in thousands)	September 30, 2005	December 31, 2004

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$105,087	$87,249
Home equity lines	170,891	150,175
Other loans	19,468	20,870
Standby letters of credit	10,293	9,737
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	6,364	2,846
Commitments to sell fixed rate mortgage loans	8,605	3,947

Commitments to Extend Credit
Commitments to extend credit are agreements to lend to a customer as long as there are no violations of any conditions established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since some of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. Each borrower’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained is based on management’s credit evaluation of the borrower.

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At September 30, 2005 and December 31, 2004, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $10.3 million and $9.7 million, respectively. At September 30, 2005 and December 31, 2004, there was no liability to beneficiaries resulting from standby letters of credit.

At September 30, 2005, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the Corporation recognizes the fair value of these commitments as an asset on the balance sheet. At September 30, 2005 and December 31, 2004, the carrying value of these commitments amounted to $16 thousand and $(3) thousand, respectively, and was reported in other assets. Changes in the fair value were recorded in current earnings and amounted to income of $26 thousand and $12 thousand for the nine months ended September 30, 2005 and 2004, respectively.

(16) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at September 30, 2005 and for the three-and nine month-periods ended September 30, 2005 and 2004, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board) and not an audit, set forth in their separate report dated November 7, 2005 appearing below. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the liability provisions of Section 11 of such Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of September 30, 2005, the related consolidated statements of income for the three and nine-month-periods ended September 30, 2005 and 2004 and the related consolidated statements of cash flows for the nine-month-periods ended September 30, 2005 and 2004. These consolidated financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2004, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Providence, Rhode Island
November 7, 2005

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview
The Bancorp provides a broad range of banking and financial services through its subsidiaries. Washington Trust’s primary source of income is net interest income. The Bank’s lending business includes commercial, residential mortgage and consumer loans. The Bank’s loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island, and to a lesser extent, Connecticut and Massachusetts, as well as other states. The Bank also offers a full range of retail and commercial deposit products through its seventeen banking offices located in Rhode Island and southeastern Connecticut. Noninterest income is an important source of revenue for Washington Trust. Primary sources of noninterest income are revenues from wealth management and trust revenues, service charges on deposit accounts, merchant credit card processing and net gains on loan sales. Revenue from wealth management and trust services continues to be the largest component of noninterest income.

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

During the third quarter of 2005, the Corporation completed the acquisition of Weston, a registered investment advisor and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. The results of Weston’s operations have been included in the Corporation’s Consolidated Statements of Income since that date. The acquisition of Weston increased the size and range of products and services offered by Washington Trust’s wealth management group. The Corporation expects that the Weston acquisition will initially increase earnings per share by 3 to 4 cents per diluted share on an annualized basis. This calculation is net of an additional 5 to 6 cents per diluted share of non-cash amortization of intangible assets, net of tax. As a result of the Weston acquisition, investment management and trust assets under administration increased from approximately $1.9 billion to $3.2 billion. See Note 3 to the Consolidated Financial Statements for a more complete description of the acquisition transaction.

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

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of trust and investment assets under management, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan defaults and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1 of the Bancorp’s Annual Report on Form 10-K for the year ended December 31, 2004 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Results of Operations
Net income for the third quarter of 2005 was $5.8 million, an increase of 9% from the $5.3 million earned in the third quarter of 2004. On a per diluted share basis, the Corporation earned $.43 for the third quarter of 2005, up $.04, or 10%, from the same quarter in 2004. The quarterly return on average equity was 14.75%, up from 14.70% reported for the third quarter in 2004. The return on average assets for the third quarter of 2005 was .98%, compared to .96% for the same quarter in 2004. Contributing to the rise in profitability were an 11% increase in net interest income and a 26% increase in revenues from wealth management and trust services compared to the third quarter of 2004.

The Corporation also incurred direct acquisition and acquisition-related expenses during the third quarter of 2005 amounting to $605 thousand. After tax, this amounted to $440 thousand, or approximately 3 cents per diluted share.

Net income for the nine months ended September 30, 2005 amounted to $16.9 million, an increase of 10% from the $15.3 million reported for the same period a year ago. On a per diluted share basis, earnings for the nine months ended September 30, 2005 were $1.24, up $.11, or 10%, from the same period in 2004. The returns on average equity and average assets for the nine months ended September 30, 2005 were 14.51% and 0.96%, respectively, compared to 14.35% and 0.97%, respectively, for the nine months ended September 30, 2004. The increase in net income for the first nine months of 2005 was principally due to the increases in net interest income and revenues from wealth management and trust services compared to the same period in 2004.

Selected financial highlights are presented in the table below.

(Dollars in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2005	2004	2005	2004

Earnings:
Net income	$5,822	$5,333	$16,871	$15,331
Diluted earnings per share	0.43	0.39	1.24	1.13
Dividends declared per common share	0.18	0.17	0.54	0.51
Book value per share	11.78	11.20	11.78	11.20
Tangible book value per common share	7.68	9.39	7.68	9.39
Weighted average shares - Basic	13,330.3	13,235.7	13,303.2	13,217.1
Weighted average shares - Diluted	13,641.9	13,514.0	13,615.8	13,520.1

Select Ratios:
Return on average assets	0.98%	0.96%	0.96%	0.97%
Return on average shareholders equity	14.75%	14.70%	14.51%	14.35%
Interest rate spread (taxable equivalent basis)	2.46%	2.40%	2.48%	2.50%
Net interest margin (taxable equivalent basis)	2.78%	2.69%	2.77%	2.76%

Net Interest Income
Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, and continues to be the primary source of Washington Trust’s operating income. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earnings assets and interest-bearing liabilities. Net interest income totaled $15.4 million and $45.0 million for the third quarter and nine months ended September 30, 2005, respectively, up 11% and 12%, respectively, from the corresponding periods in 2004. Included in interest income are loan prepayment fees and certain other fees, such as late charges. In connection with a portion of the loan prepayment fees received in the third quarter of 2005, a corresponding debt prepayment penalty expense of $129 thousand was incurred due to the payoff of a match-funded FHLB advance. The debt prepayment penalty expense was included in other noninterest expenses in the third quarter of 2005.

The following discussion presents net interest income on a fully taxable equivalent (FTE) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities. (See additional information in tabular presentation on pages 23 through 25).

FTE net interest income for the three and nine months ended September 30, 2005 amounted to $15.6 million and $45.7 million, respectively, up 10% and 12% from the same periods a year ago. The increase in net interest income reflected growth in the loan portfolio and a higher yield on earning assets, which were partially offset by growth in time deposits and an increase in cost of funds.

The net interest margin (FTE net interest income as a percentage of average interest-earning assets) increased to 2.78% in the third quarter of 2005 from the 2.69% in the third quarter of 2004. Excluding the impact of loan prepayment and other fees, the net interest margin was up 6 basis points from the third quarter of last year due to the increases in FTE net interest income and net earning assets in the third quarter of 2005 as compared to the third quarter of 2004. The net interest margin for the nine months ended September 30, 2005 was 2.77%, compared to 2.76% for the nine-month period to 2004. Excluding the impact of loan prepayment and other fees, the net interest margin for the first nine months of 2005 declined 1 basis point from the same period last year. The net interest margin for the nine months ended September 30, 2005 was impacted by the increased funding costs for deposits and borrowed funds, which were partially offset by higher yields on investment securities and loans.

Average interest-earning assets for the three and nine months ended September 30, 2005 increased $132.4 million and $231.6 million, respectively, over the amounts reported for the same periods last year. This increase was mainly due to growth in the loan portfolio, which was partially offset by reductions in the securities portfolio. Growth in average loan balances resulted from purchases of primarily adjustable rate residential mortgage loans as well as internal growth in commercial and consumer loans. The yield on total loans for the three and nine months ended September 30, 2005 increased 48 and 30 basis points, respectively, from the comparable 2004 periods. For the three months and nine months ended September 30, 2005, loan prepayment and other fees totaled $288 thousand and $576 thousand, respectively, up $206 thousand and $325 thousand from the same periods a year ago. The contribution of loan prepayment and other fees to the yield on total loans was 9 basis points and 6 basis points, respectively, for the three months and nine months ended September 30, 2005 and 3 basis points for each of the comparable prior year periods. Total average securities for the three and nine months ended September 30, 2005 decreased $83.6 million and $28.1 million, respectively, from the same periods last year, as the flattening of the yield curve has made reinvestment of maturing balances relatively unattractive during these periods. The FTE rate of return on securities for the three and nine-month periods ended September 30, 2005 increased 25 and 26 basis points, respectively. The increase in the total yield on securities reflects a combination of higher yields on variable rate securities tied to short-term interest rates, runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows in 2005 relative to the prior year.

For the three and nine months ended September 30, 2005, average interest-bearing liabilities rose $124.4 million and $218.0 million, respectively, over the amounts reported for the comparable periods last year. The Corporation experienced growth in time deposits, NOW accounts, and money market accounts, and declines in savings account balances and FHLB advances. In the third quarter of 2005, the Corporation also issued junior subordinated debentures and recorded a liability for the minimum future payments due in connection with the acquisition of Weston. (See additional discussion on the acquisition of Weston in Note 3 of the Consolidated Financial Statements.) The increase in average interest-bearing liabilities was principally due to $139 million and $163 million, respectively, of growth in time deposits for the three and nine months ended September 30, 2005. The average rate paid on time deposits for the three and nine months ended September 30, 2005 increased 44 and 35 basis points, respectively, from the comparable 2004 periods. Included in time deposits were brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with other sources. Average brokered certificates of deposit for the three and nine months ended September 30, 2005 increased $9.6 million and $54.6 million, respectively, over the amounts reported for the same periods last year. The balance of average FHLB advances for the three and nine months ended September 30, 2005 decreased $25.3 million and $9.6 million, respectively, while the average rate paid on FHLB advances increased 43 and 55 basis points, respectively, from the same periods a year ago.

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

Three months ended September 30,	2005			2004
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Residential real estate loans	$574,344	$7,104	4.91%	$468,212	$5,867	4.99%
Commercial and other loans	539,145	9,684	7.13%	471,164	7,531	6.36%
Consumer loans	251,540	3,677	5.80%	209,615	2,408	4.57%
Total loans	1,365,029	20,465	5.95%	1,148,991	15,806	5.47%
Federal funds sold and
other short-term investments	22,562	186	3.27%	16,206	46	1.13%
Taxable debt securities	764,617	8,084	4.19%	855,908	8,578	3.99%
Nontaxable debt securities	23,467	341	5.76%	16,402	251	6.08%
Corporate stocks and FHLB stock	49,828	678	5.40%	55,566	677	4.85%
Total securities	860,474	9,289	4.28%	944,082	9,552	4.03%
Total interest-earning assets	2,225,503	29,754	5.30%	2,093,073	25,358	4.82%
Non interest-earning assets	142,845			128,366
Total assets	$2,368,348			$2,221,439
Liabilities and Shareholders’ Equity:
NOW accounts	$180,292	$76	0.17%	$165,206	$86	0.21%
Money market accounts	203,148	1,141	2.23%	184,992	686	1.48%
Savings deposits	229,051	332	0.58%	261,713	408	0.62%
Time deposits	741,127	6,692	3.58%	601,822	4,756	3.14%
FHLB advances	609,050	5,741	3.74%	634,346	5,280	3.31%
Junior subordinated debentures	8,136	124	6.04%	-	-	-%
Other borrowed funds	3,513	40	4.55%	1,878	15	3.24%
Total interest-bearing liabilities	1,974,317	14,146	2.84%	1,849,957	11,231	2.42%
Demand deposits	214,256			210,974
Other liabilities	21,936			15,357
Shareholders’ equity	157,839			145,151
Total liabilities and shareholders’ equity	$2,368,348			$2,221,439
Net interest income (FTE)		$15,608			$14,127
Interest rate spread			2.46%			2.40%
Net interest margin			2.78%			2.69%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended September 30,	2005	2004
Commercial and other loans	$46	$43
Nontaxable debt securities	119	88
Corporate stocks	83	114

Nine months ended September 30,	2005			2004
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Residential real estate loans	$554,771	$20,498	4.94%	$430,002	$16,377	5.09%
Commercial and other loans	523,242	27,032	6.91%	439,482	21,126	6.42%
Consumer loans	242,084	9,945	5.49%	190,979	6,306	4.41%
Total loans	1,320,097	57,475	5.82%	1,060,463	43,809	5.52%
Federal funds sold and
other short-term investments	15,127	322	2.83%	12,824	87	0.90%
Taxable debt securities	799,620	24,803	4.15%	831,661	24,626	3.96%
Nontaxable debt securities	21,338	938	5.88%	15,588	734	6.29%
Corporate stocks and FHLB stock	51,386	2,121	5.52%	55,481	1,882	4.53%
Total securities	887,471	28,184	4.25%	915,554	27,329	3.99%
Total interest-earning assets	2,207,568	85,659	5.19%	1,976,017	71,138	4.81%
Non interest-earning assets	132,209			124,932
Total assets	$2,339,777			$2,100,949
Liabilities and Shareholders’ Equity:
NOW accounts	$177,201	$231	0.17%	$159,323	$258	0.22%
Money market accounts	195,585	2,900	1.98%	134,015	1,358	1.35%
Savings deposits	239,794	1,081	0.60%	257,822	1,187	0.61%
Time deposits	721,502	18,588	3.44%	558,365	12,903	3.09%
FHLB advances	631,831	16,960	3.59%	641,422	14,615	3.04%
Junior subordinated debentures	2,742	124	6.06%	-	-	-%
Other borrowed funds	2,311	76	4.37%	2,012	45	3.00%
Total interest-bearing liabilities	1,970,966	39,960	2.71%	1,752,959	30,366	2.31%
Demand deposits	195,451			190,797
Other liabilities	18,366			14,764
Shareholders’ equity	154,994			142,429
Total liabilities and shareholders’ equity	$2,339,777			$2,100,949
Net interest income (FTE)		$45,699			$40,772
Interest rate spread			2.48%			2.50%
Net interest margin			2.77%			2.76%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,	2005	2004
Commercial and other loans	$136	$119
Nontaxable debt securities	328	257
Corporate stocks	282	339

The following table presents certain information on a fully taxable equivalent basis regarding changes in our interest income and expense for the periods indicated.

	Three months ended			Nine months ended
	September 30, 2005 vs. 2004			September 30, 2005 vs. 2004
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total

Interest on interest-earning assets:
Residential real estate loans	$1,316	$(79)	$1,237	$4,632	$(511)	$4,121
Commercial and other loans	1,158	995	2,153	4,233	1,673	5,906
Consumer loans	537	732	1,269	1,904	1,735	3,639
Federal funds sold and
other short-term investments	24	116	140	18	217	235
Taxable debt securities	(938)	444	(494)	(964)	1,141	177
Nontaxable debt securities	103	(13)	90	255	(51)	204
Corporate stocks and FHLB stock	(74)	75	1	(147)	386	239
Total interest income	$2,126	$2,270	$4,396	$9,931	$4,590	$14,521

Interest on interest-earning:
liabilities:
NOW accounts	$7	$(17)	$(10)	$30	$(57)	$(27)
Money market accounts	125	330	455	797	745	1,542
Savings deposits	(49)	(27)	(76)	(83)	(23)	(106)
Time deposits	1,196	740	1,936	4,107	1,577	5,684
FHLB advances	(218)	679	461	(223)	2,568	2,345
Junior subordinated debentures	-	124	124	-	124	124
Other borrowed funds	17	8	25	7	25	32
Total interest expense	1,078	1,837	2,915	4,635	4,959	9,594
Net interest income	$1,048	$433	$1,481	$5,296	$(369)	$4,927

Provision and Allowance for Loan Losses
The Corporation’s allowance for loan losses amounted to $17.6 million, or 1.26% of total loans, at September 30, 2005, compared to $16.8 million, or 1.34%, at December 31, 2004. The Corporation’s loan loss provision amounted to $300 thousand for the third quarter of 2005 and $900 thousand for the first nine months ended September 30, 2005. Comparable amounts for the prior year totaled $120 thousand for third quarter 2004 and $360 thousand for the nine months ended September 30, 2004. The increase in the Corporation’s loan loss provision was in response to growth in the loan portfolio. See additional information under “Asset Quality”.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. For the third quarter of 2005, noninterest income excluding net realized gains and losses on securities totaled $8.4 million, up $1.4 million, or 20%, from the same quarter a year ago. The largest increase was in the category of wealth management and trust services, which represented 49% of noninterest income (excluding net realized gains and losses on securities) for the third quarter of 2005. For the nine months ended September 30, 2005, noninterest income on the same basis amounted to $21.4 million, up $1.4 million, or 7%, from the comparable 2004 amount. Primary sources of noninterest income are wealth management and trust services fees, service charges on deposit accounts, merchant credit card processing fees and net gains on sales of loans.

The following table presents a noninterest income comparison for the three and nine months ended September 30, 2005 and 2004:

(Dollars in thousands)	Three Months				Nine Months
				$%				$%
Periods ended September 30,	2005	2004	Change	Change	2005	2004	Change	Change
Noninterest income:
Wealth management and
trust services	$4,066	$3,218	$848	26%	$10,764	$9,593	$1,171	12%
Service charges on
deposit accounts	1,158	1,066	92	9%	3,337	3,428	(91)	(3)%
Merchant processing fees	1,932	1,643	289	18%	4,047	3,335	712	21%
Net gains on loan sales	415	348	67	19%	1,320	1,257	63	5%
Income from bank-owned
life insurance	282	293	(11)	(4)%	833	887	(54)	(6)%
Other income	504	398	106	27%	1,126	1,570	(444)	(28)%
Subtotal	8,357	6,966	1,391	20%	21,427	20,070	1,357	7%
Net realized gains (losses)
on securities	17	101	(84)	(83)%	20	(139)	(159)	(114)%
Total noninterest income	$8,374	$7,067	$1,307	18%	$21,447	$19,931	$1,516	8%

Revenues from wealth management and trust services for the third quarter of 2005 rose by $848 thousand, or 26%, over the third quarter of 2004, primarily due to the acquisition of Weston that was completed on August 31, 2005. The financial results for the third quarter of 2005 include the operations of Weston since that date. Approximately $658 thousand of the quarter-to-quarter increase in this revenue source was attributable to Weston. For the nine months ended September 30, 2005, revenue from wealth management and trust services totaled $10.8 million, up 12% from the same period a year ago. Revenue from wealth management and trust services is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets. Assets under administration rose significantly due to the addition of Weston, and amounted to $3.219 billion at September 30, 2005. This included $1.348 billion attributable to Weston. Assets under administration amounted to $1.871 billion at December 31, 2004 and $1.837 billion at September 30, 2004.

For the three months ended September 30, 2005, service charges on deposits totaled $1.2 million, up 9% from the same period a year ago. Service charges on deposits for the nine months ended September 30, 2005 totaled $3.3 million, down 3% from the same period in 2004, due in part to the introduction of free checking in the second quarter of 2004.

Merchant processing fees for the quarter and nine months ended September 30, 2005 increased 18% and 21%, respectively, from the corresponding periods a year ago due to increases in the volume of transactions processed. Merchant processing fees represent charges to merchants for credit card transactions processed.

For the three months ended September 30, 2005, net gains on loan sales totaled $415 thousand, up 19% from the comparable 2004 period due to increased sales of residential mortgage loans, offset in part by decreased sales of Small Business Administration (“SBA”) loans. For the nine months ended September 30, 2005 net gains on loan sales totaled $1.3 million, up 5% from the comparable period in 2004.

Income from bank-owned life insurance (“BOLI”) amounted to $282 thousand and $293 thousand, respectively, for the quarters ended September 30, 2005 and 2004. For the nine months ended September 30, 2005 and 2004, BOLI totaled $833 thousand and $887 thousand, respectively. BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The cash surrender value of BOLI was $30.1 million at September 30, 2005 compared to $29.2 million at December 31, 2004. The BOLI investment provides a means to mitigate increasing employee benefit costs.

The Corporation recognized net realized gains on securities sales of $17 thousand and $101 thousand for the third quarters ended September 30, 2005 and 2004. For the nine months ended September 30, 2005 and 2004, the corporation recognized net realized gains (losses) of $20 thousand and $(139), respectively.

Other income consists of mortgage servicing fees, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit, financial advisory services fees, commissions on annuities and other fees. Other income amounted to $504 thousand for the three months ended September 30, 2005, up 27% from the third quarter a year ago. Approximately 15% of the quarter-to-quarter increase in other income was attributable to Weston. Other income totaled $1.1 million for the nine months ended September 30, 2005 down $444 thousand from the same period in 2004. Included in other noninterest income for 2004 was a first quarter non-routine item of $150 thousand unrelated to the Corporation’s normal course of earnings and $280 thousand recovered in the second quarter of that year as a result of a favorable litigation decision.

Noninterest Expense
For the third quarter of 2005, total noninterest expense amounted to $14.8 million, up 13 percent from the third quarter a year ago. For the nine months ended September 30, 2005, total noninterest expenses amounted to $40.6 million, up 9% from the same period in 2004.

Included in noninterest expenses in the third quarter of 2005 were direct acquisition and acquisition related costs amounting to $605 thousand, which includes $292 thousand in salaries and benefits, $50 thousand in legal, audit and professional fees and $263 thousand in other noninterest expenses. These costs accounted for approximately 4% of the quarter-to-quarter increase. Acquisition related costs included costs incurred in connection with management changes, organization costs related to the establishment of the trust preferred entities, accounting and legal costs and other charges.

Excluding acquisition related costs and debt prepayment penalty expense, noninterest expenses for the three and nine months ended September 30, 2005 grew 8% and 7%, respectively, over the same periods last year. Growth in noninterest expense was principally due to operating expenses of the newly acquired entity, increases in compensation and benefit costs, and higher audit and other costs associated with the requirements of Section 404 of the Sarbanes-Oxley Act.

The following table presents a noninterest expense comparison for the three and nine months ended September 30, 2005 and 2004:

(Dollars in thousands)	Three Months				Nine Months
				$%				$%
Periods ended September 30,	2005	2004	Change	Change	2005	2004	Change	Change
Noninterest expense:
Salaries and
employee benefits	$8,194	$7,439	$755	10%	$23,103	$21,634	$1,469	7%
Net occupancy	828	770	58	8%	2,483	2,382	101	4%
Equipment	832	837	(5)	(1)%	2,583	2,395	188	8%
Merchant processing costs	1,623	1,398	225	16%	3,357	2,746	611	22%
Advertising and promotion	460	429	31	7%	1,496	1,433	63	4%
Outsourced services	406	357	49	14%	1,263	1,200	63	5%
Legal, audit and
professional fees	513	379	134	35%	1,425	882	543	62%
Amortization of intangibles	196	161	35	22%	442	483	(41)	(8)%
Other	1,758	1,284	474	37%	4,475	4,124	351	9%
Total noninterest expense	$14,810	$13,054	$1,756	13%	$40,627	$37,279	$3,348	9%

Salaries and employee benefit expense, the largest component of noninterest expense, totaled $8.2 million for the three months ended September 30, 2005, up 10% from the third quarter of 2004. Excluding acquisition related costs, salaries and employee benefits expense for the third quarter of 2005 increased 6% over the third quarter of 2004, primarily due to operating expenses of Weston. For the nine months ended September 30, 2005, salaries and employee benefit expenses increased 7% (5%, excluding acquisition related costs) from the same period in 2004. The year-to-date increase included a 3% increase in salary costs and payroll tax expenses as well as increases in incentive compensation, pension and stock-based compensation.

Merchant processing costs amounted to $1.6 million and $3.4 million for the three and nine months ended September 30, 2005, up 16% and 22%, respectively, from the comparable periods in 2004 due to increases in the volume of transactions processed. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.

Legal, audit and professional fees totaled $513 thousand and $1.4 million for the three and nine months ended September 30, 2005, up $134 thousand and $543 thousand, respectively, from the same periods last year. Excluding the impact of the acquisition related costs, the increase in legal, audit and professional fees was partly due to higher audit and professional fees incurred to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

Other noninterest expense increased $474 thousand, or 37%, in the third quarter of 2005 and $351 thousand, or 9%, for the nine months ended September 30, 2005 compared to the same respective periods last year. Excluding acquisition related costs, other noninterest expenses increased $211 thousand, or 16%, in the third quarter of 2005 and $88 thousand, or 2%, for the nine months ended September 30, 2005. Included in other noninterest expenses in the third quarter of 2005 was $129 thousand in prepayment costs associated with the payoff of a match funded FHLB advances.

Income Taxes
Income tax expense amounted to $2.8 million and $8.0 million, respectively, for the three and nine months ended September 30, 2005, up $360 thousand and $984 thousand, respectively, from the comparable periods in 2004. The Corporation’s effective tax rate for the three and nine months ended September 30, 2005 was 32.5%, compared to 31.4% for the corresponding 2004 periods. These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

The increase in the Corporation’s effective tax rate in 2005 was primarily due to the marginal tax rate associated with Weston.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits. Deposits (demand, NOW, money market, savings and time deposits) funded approximately 65.4% of total average assets in the first nine months of 2005. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and federal funds purchased), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the first nine months of 2005. Net loans as a percentage of total assets amounted to 57% at September 30, 2005, compared to 53% at December 31, 2004. Total securities as a percentage of total assets amounted to 33% at September 30, 2005, down from 39% at December 31, 2004.

For the nine months ended September 30, 2005, net cash provided by financing activities amounted to $73.8 million and was generated primarily from overall growth in deposits, offset in part by reductions in FHLB advances. Deposits increased $152.4 million in the first nine of 2005, including an increase of $3.0 million in brokered deposits. FHLB repayments exceeded advances by $94.8 million during the nine months ended September 30, 2005. Net cash used in investing activities was $71.5 million in the nine months ended September 30, 2005. Included in net cash used in investing activities for the nine months ended September 30, 2005 was $19.6 million of net cash paid in connection with the Weston acquisition. In the first nine months of 2005, the Corporation purchased $69.9 million of loans, principally adjustable rate residential mortgages, from other institutions and funded $76.7 million in loans originated. Net cash provided by operating activities amounted to $20.5 million in the first nine months of 2005, generated primarily by net income of $16.9 million. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at September 30, 2005 and December 31, 2004, as well as the corresponding minimum regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of September 30, 2005:
Total Capital
(to Risk-Weighted Assets):
Consolidated	$143,403	10.31%	$111,309	8.00%	$139,137	10.00%
Bank	$146,867	10.56%	$111,250	8.00%	$139,062	10.00%
Tier 1 Capital
(to Risk-Weighted Assets):
Consolidated	$122,704	8.82%	$55,655	4.00%	$83,482	6.00%
Bank	$126,177	9.07%	$55,625	4.00%	$83,437	6.00%
Tier 1 Capital
(to Average Assets): (1)
Consolidated	$122,704	5.32%	$92,313	4.00%	$115,391	5.00%
Bank	$126,177	5.47%	$92,273	4.00%	$115,341	5.00%

As of December 31, 2004:
Total Capital
(to Risk-Weighted Assets):
Consolidated	$141,312	10.72%	$105,453	8.00%	$131,816	10.00%
Bank	$139,389	10.57%	$105,453	8.00%	$131,816	10.00%
Tier 1 Capital
(to Risk-Weighted Assets):
Consolidated	$120,622	9.15%	$52,726	4.00%	$79,090	6.00%
Bank	$118,699	9.00%	$52,726	4.00%	$79,090	6.00%
Tier 1 Capital
(to Average Assets): (1)
Consolidated	$120,622	5.35%	$90,234	4.00%	$112,792	5.00%
Bank	$118,699	5.26%	$90,237	4.00%	$112,796	5.00%

(1)	Leverage ratio

Total shareholders’ equity amounted to $157.3 million at September 30, 2005, compared to $151.9 million reported at December 31, 2004. The changes in shareholders’ equity include net income of $16.9 million offset in part by dividends declared to shareholders of $6.4 million and a decrease in net unrealized gains on securities available for sale of $5.6 million.

The ratio of total equity to total assets amounted to 6.54% at September 30, 2005, compared to 6.58% at December 31, 2004. Book value per share as of September 30, 2005 and December 31, 2004 amounted to $11.78 and $11.44, respectively. The acquisition of Weston added approximately $31.4 million in goodwill and other intangible assets to the balance sheet and accordingly, tangible book value declined from $9.39 per share at the end of 2004 to $7.68 per share at September 30, 2005.

In connection with the Weston acquisition, trust preferred securities totaling $22 million were issued in the third quarter of 2005 by capital trusts created by the Corporation. In accordance with FIN 46-R, the capital trusts that issued the trust preferred securities are not consolidated into the Corporation’s financial statements, however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of the capital trusts as debt in its financial statements. The trust preferred securities qualify as Tier 1 capital.

The Corporation’s capital ratios at September 30, 2005 place the Corporation in the “well-capitalized” category according to regulatory standards. On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

Dividends payable at September 30, 2005 amounted to $2.4 million, representing an $.18 per share dividend, which was paid to shareholders on October 14, 2005. This was an increase from the $.17 per share rate paid throughout 2004 and represents the thirteenth consecutive year with a dividend increase. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the Bancorp is subject to regulatory review and restriction.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments. The following table summarizes our contractual cash obligation and other commitments at December 31, 2004.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$577,936	$151,543	$216,556	$129,876	$79,961
Junior subordinated debentures	22,681	-	-	-	22,681
Operating lease obligations	1,874	591	802	436	45
Software licensing arrangements	954	593	189	96	76
Treasury, tax and loan demand note	2,842	2,842	-	-	-
Other borrowed funds	5,926	65	3,783	1,777	301
Total contractual obligations	$612,213	$155,634	$221,330	$132,185	$103,064

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration - Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$105,087	$75,039	$10,675	$4,816	$14,557
Home equity lines	170,891	3,580	7,617	8,644	151,050
Other loans	19,468	17,030	-	2,438	-
Standby letters of credit	10,293	1,091	9,202	-	-
Forward loan commitments to:
Originate loans	6,364	6,364	-	-	-
Sell loans	8,605	8,605	-	-	-
Total commitments	$320,708	$111,709	$27,494	$15,898	$165,607

See additional discussion under the caption “Off-Balance Sheet Arrangements” and Note 15 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of September 30, 2005 and December 31, 2004, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.

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

The following table sets forth the estimated change in net interest income from a flat interest rate scenario over a 12-month period for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of September 30, 2005 and December 31, 2004. Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their historical insensitivity to rate changes. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the next 12 months.

	100 Basis Point	100 Basis Point	200 Basis Point
	Rate Decrease	Rate Increase	Rate Increase
September 30, 2005	-0.89%	0.07%	1.07%
December 31, 2004	-1.31%	1.26%	2.26%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure which may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. As of September 30, 2005, an immediate 200 basis point rise in rates would result in a 5.5% decline in the value of the Corporation’s available for sale debt securities. Conversely, a 100 basis point fall in rates would result in a 2.0% increase in the value of the Corporation’s available for sale debt securities.

See additional discussion in Note 15 to the Corporation’s Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

Financial Condition
Summary
At September 30, 2005, total assets amounted to $2.403 billion, up $95.3 million from December 31, 2004. In the first nine months of 2005, total loans increased $146.4 million to $1.396 billion, while deposits rose $152.4 million to $1.610 billion at September 30, 2005.

Securities Available for Sale
The carrying value of securities available for sale at September 30, 2005 amounted to $613.1 million, down $122.6 million from the December 31, 2004 balance of $735.7 million. As a result of principal repayments and called debt securities, amortized cost declined $113.9 million in the first nine months of 2005. The flattening of the yield curve has made reinvestment of maturing balances relatively unattractive during this period. Funds from principal repayments and called securities were mainly utilized to fund loan growth, reduce FHLB advances and, in part, reinvested in the held to maturity portfolio. As a result of increases in interest rates, the net unrealized gains on securities available for sale amounted to $2.8 million at September 30, 2005, compared to $11.5 million at December 31, 2004.

Securities Held to Maturity
The carrying value of securities held to maturity at September 30, 2005 amounted to $169.1 million, up $14.7 million from the December 31, 2004 balance of $154.4 million. This increase was due primarily to purchases of U.S. government agency securities and securities of state and political subdivisions partially offset by principal repayments of mortgage back securities. As a result of increases in interest rates, the net unrealized losses on securities held to maturity amounted to $1.2 million at September 30, 2005, compared to a net unrealized gain position of $1.9 million at December 31, 2004.

Loans
Total loans increased $146.4 million, or 12%, in the first nine months of 2005 amounting to $1.396 billion at September 30, 2005. Growth occurred in all lines of business with the largest increase in residential real estate loans, which was the result of both internal loan growth as well as loans purchased from other parties.

The Corporation originates residential mortgages, for both portfolio and sale, and purchases mortgages from other financial institutions. Residential real estate loans totaled $585.0 million at September 30, 2005, increasing $71.3 million, or 14%, during the first nine months of 2005, including an increase of $24.2 million in purchased mortgages.

Consumer loans amounted to $256.4 million at September 30, 2005, up $28.1 million, or 12%, in the first nine months of 2005, including an increase of $6.7 million in purchased consumer loans secured by general aviation aircraft. The growth in consumer loans was largely due to growth in home equity lines and home equity loans, which represented 89% and 92%, respectively, of consumer loans at September 30, 2005 and December 31, 2004. Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Commercial loans, including commercial real estate and construction loans, totaled $554.8 million at September 30, 2005, up $47.1 million, or 9%, in the first nine months of 2005, including an increase of $4.0 million in commercial loans purchased from other financial institutions.

Deposits
In the first nine months of 2005, growth in demand deposits, NOW accounts, money market accounts and time deposits was partially offset by declines in savings balances. Increases in interest rates paid on time deposits has resulted in a shift in deposit mix from savings accounts to time deposits.

Demand deposits amounted to $216.1 million at September 30, 2005, up $26.5 million, or 14%, from December 31, 2004.

NOW account balances increased $11.9 million, or 7%, in the first nine months of 2005 and totaled $186.6 million at September 30, 2005.

Money market account balances totaled $$220.0 million at September 30, 2005, up $23.3 million, or 12%, from December 31, 2004.

During the nine months ended September 30, 2005, savings deposits declined $24.1 million, or 10%, and amounted to $227.8 million.

Time deposits (including brokered certificates of deposit) amounted to $759.7 million, up $114.9 million, or 18%, during the first nine months of 2005. The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources. Brokered time deposits amounted to $172.6 million, up $3.0 million, or 2%, during the nine months ended September 30, 2005. Excluding the brokered time deposits, time deposits rose $111.9 million, or 24%, in the first nine months of 2005 due to growth in consumer and commercial certificates of deposit.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. During the first nine months of 2005, the Corporation reduced its FHLB advance borrowing position by $94.8 million, primarily in connection with the reduction of the securities portfolio. Included in the September 30, 2005 balance are $60.5 million of callable advances with call dates ranging from October 2005 through November 2007.

In the third quarter of 2005, the Corporation issued $22.7 million of junior subordinated debentures and recorded a liability of $5.4 million for minimum future payments due in connection with the acquisition of Weston. See additional discussion on the acquisition in Note 3 to the Consolidated Financial Statements.

Asset Quality
Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)	September 30,	December 31,
	2005	2004
Nonaccrual loans 90 days or more past due	$943	$3,498
Nonaccrual loans less than 90 days past due	930	1,233
Total nonaccrual loans	1,873	4,731
Other real estate owned, net	-	4
Total nonperforming assets	$1,873	$4,735
Nonaccrual loans as a percentage of total loans	0.13%	0.38%
Nonperforming assets as a percentage of total assets	0.08%	0.21%
Allowance for loan losses to nonaccrual loans	940.42%	354.49%
Allowance for loan losses to total loans	1.26%	1.34%

Nonperforming assets amounted to $1.9 million, or 0.08% of total assets, at September 30, 2005, down from $4.7 million, or 0.21%, at December 31, 2004. This decrease was largely due to the resolution of a single commercial lending relationship classified as nonaccrual during 2004 with a carrying value of $1.9 million at December 31, 2004.

There were no accruing loans 90 days or more past due at September 30, 2005 or December 31, 2004.

Impaired loans consist of all nonaccrual commercial loans. At September 30, 2005, the recorded investment in impaired loans was $866 thousand, which had a related allowance of $14 thousand. Also during the nine-month period ended September 30, 2005, interest income recognized on impaired loans amounted to approximately $179 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

(Dollars in thousands)	September 30,	December 31,
	2005	2004
Residential real estate	$766	$1,027
Commercial:
Mortgages	104	2,357
Construction and development	-	390
Other	762	730
Consumer	241	227
Total nonaccrual loans	$1,873	$4,731

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended September 30, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. During the quarter, the Corporation completed its acquisition of Weston, as discussed previously. The Corporation has not yet completed the documentation, evaluation and testing of Weston’s internal controls over financial reporting, which is ongoing.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended September 30, 2005 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan, the Bancorp’s 1997 Equity Incentive Plan, as amended, and the Bancorp’s 2003 Stock Incentive Plan, as amended.
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				13,335
7/1/2005 to 7/31/2005	193	$28.30	193	13,142
8/1/2005 to 8/31/2005	62	27.48	62	13,080
9/1/2005 to 9/30/2005	136	28.29	136	12,944

Total Deferred Compensation Plan	391	$28.17	391	12,944

Stock Repurchase Plan (2)
Balance at beginning of period				162,000
7/1/2005 to 7/31/2005	-	-	-	162,000
8/1/2005 to 8/31/2005	-	-	-	162,000
9/1/2005 to 9/30/2005	-	-	-	162,000

Total Stock Repurchase Plan	-	-	-	162,000

Other (3)
Balance at beginning of period				N/A
7/1/2005 to 7/31/2005	795	$21.33	795	N/A
8/1/2005 to 8/31/2005	39	15.25	39	N/A
9/1/2005 to 9/30/2005	-	-	-	N/A

Total Other	834	$21.05	834	N/A

Total Purchases of Equity Securities	1,225	$23.31	1,225

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

Item 6. Exhibits
(a) Exhibits. The following exhibits are included as part of this Form 10-Q:
Exhibit Number

10.1	Compensatory agreement with Executive Officer, dated July 28, 2005

10.2
Amended and Restated Declaration of Trust of WT Capital Trust I dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as sponsor, and the Administrators listed therein, filed as exhibit 10.1 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.3
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee, filed as exhibit 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.4
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company, filed as exhibit 10.3 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.5
Certificate Evidencing Fixed/Floating Rate Capital Securities of WT Capital Trust I dated August 29, 2005, filed as exhibit 10.4 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.6
Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated August 29, 2005, filed as exhibit 10.5 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.7
Amended and Restated Declaration of Trust of WT Capital Trust II dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as sponsor, and the Administrators listed therein, filed as exhibit 10.6 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.8
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee, filed as exhibit 10.7 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.9
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company, filed as exhibit 10.8 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.10
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities - 10,000) dated August 29, 2005, filed as exhibit 10.9 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.11
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities - 4,000) dated August 29, 2005, filed as exhibit 10.10 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.12
Fixed/Floating Rate Junior Subordinated Debt Security due 2035 of Washington Trust Bancorp, Inc. dated August 29, 2005, filed as exhibit 10.11 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: November 7, 2005	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 7, 2005	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)