Form 10-K
period 2005-12-31
WASHINGTON TRUST BANCORP INC
filed 2006-03-15
CIK 737468

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
For annual and transition reports pursuant to sections 13 or 15(d) of the Securities Exchange
Act of 1934
(Mark One)

☑	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2005 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934
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
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☑ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☑ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☑ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) ☐ Yes ☑ No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2005 was $305,113,265 based on a closing sales price of $27.67 per share as reported for the NASDAQ National Market, which includes $23,916,282 held by The Washington Trust Company under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 24, 2006 was 13,407,650.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 17, 2006 for the Annual Meeting of Shareholders to be held April 25, 2006 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2005
This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The actual results, performance or achievements of the Corporation (as defined below) could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of wealth management and trust assets under administration, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. The Corporation assumes no obligation to update forward-looking statements or update the reasons actual results, performance or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

PART I
ITEM 1. Business
Washington Trust Bancorp, Inc.
Washington Trust Bancorp, Inc. (the “Bancorp”), a publicly-owned registered bank holding company and financial holding company, was organized in 1984 under the laws of the state of Rhode Island. The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island-chartered commercial bank. The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Bancorp. See additional information under the caption “Subsidiaries”.
Through its subsidiaries, the Bancorp offers a broad range of financial services to individuals and businesses, including wealth management, through its offices in Rhode Island, Massachusetts and southeastern Connecticut, ATMs, and its Internet website (www.washtrust.com). The Bancorp’s common stock is traded on the NASDAQ Stock Market® under the symbol “WASH.”
The accounting and reporting policies of the Bancorp and its subsidiaries (collectively, the “Corporation” or Washington Trust”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. At December 31, 2005, Washington Trust had total assets of $2.4 billion, total deposits of $1.6 billion and total shareholders’ equity of $158.4 million.
Commercial Banking
The Corporation offers a variety of banking and related financial services, including:

Residential mortgages	Telephone banking services
Commercial loans	Internet banking services
Construction loans	Commercial and consumer demand deposits
Home equity lines of credit	Savings, NOW and money market deposits
Home equity loans	Certificates of deposit
Consumer installment loans	Retirement accounts
Merchant credit card services	Cash management services
Automated teller machines (ATMs)	Safe deposit boxes
The Corporation’s largest source of income is net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing deposits and other borrowed funds.
The Corporation’s lending activities are conducted primarily in Rhode Island and, to a lesser extent, Connecticut and Massachusetts, as well as other states. Washington Trust offers a variety of commercial and retail lending products. In addition, Washington Trust purchases loans for its portfolio from various other financial institutions. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks and may also occasionally participate in commercial loans originated by other banks. Washington Trust generally underwrites its residential mortgages based upon secondary market standards. Residential mortgages are originated for both sale in the secondary market as well as for retention in the Corporation’s loan portfolio. Loan sales in the secondary market provide funds for additional lending and other banking activities. The majority of loans are sold with servicing released.
Washington Trust offers a wide range of banking services, including the acceptance of demand, savings, NOW, money market and time deposits. Banking services are accessible through a variety of delivery channels including branch facilities, ATMs, telephone and Internet banking. Washington Trust also sells various business services products including merchant credit card processing and cash management services.

Wealth Management Services
The Corporation generates fee income from providing trust, investment management and financial planning services. Washington Trust provides personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Investment management and financial planning services are provided for both personal and corporate clients.
The 2005 acquisition of Weston Financial Group, Inc. (“Weston Financial”) increased the size and range of products and service offered by Washington Trust’s wealth management group. As a result of the acquisition, the total market value of wealth management and trust assets under administration increased from approximately $1.9 billion at December 31, 2004 to $3.3 billion as of December 31, 2005. See additional information under the caption “Acquisitions” below and in Note 2 to the Consolidated Financial Statements.
Business Segments
Segment reporting information is presented in Note 19 to the Consolidated Financial Statements.
Acquisitions
The following summarizes Washington Trust’s recent acquisition history:
On August 31, 2005, the Bancorp completed its acquisition of Weston Financial, a registered investment advisor and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. Pursuant to the Stock Purchase Agreement, dated March 18, 2005, the acquisition was effected by the Bancorp’s acquisition of all of Weston Financial’s outstanding capital stock. (1)
On April 16, 2002, the Bancorp completed its acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Richmond and North Kingstown branches were closed and consolidated into existing Bank branches in May 2002. Pursuant to the Agreement and Plan of Merger, dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into the Bancorp and the merger of First Bank with and into the Bank. (1)
On June 26, 2000, the Bancorp completed its acquisition of Phoenix Investment Management Company, Inc. (“Phoenix”), an independent investment advisory firm located in Providence, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated April 24, 2000, the acquisition was effected by means of merger of Phoenix with and into the Bank. (2)
On August 25, 1999, the Bancorp completed its acquisition of Pier Bank, a Rhode Island chartered community bank headquartered in South Kingstown, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated February 22, 1999, the acquisition was effected by means of merger of Pier Bank with and into the Bank. (2)

(1)	These acquisitions have been accounted for as a purchase and, accordingly, the operations of the acquired companies are included in the Consolidated Financial Statements from their dates of acquisition.
(2)	These acquisitions were accounted for as poolings of interests and, accordingly, all financial data was restated to reflect the combined financial condition and results of operations as if these acquisitions were in effect for all periods presented.

Subsidiaries
The Bancorp’s subsidiaries include the Bank and Weston Securities Corporations (“WSC”). The Bancorp also owns all of the outstanding common stock of WT Capital Trust I and WT Capital Trust II, special purpose finance entities formed in connection with the acquisition of Weston Financial and with the sole purpose of issuing trust preferred debt securities and investing the proceeds in junior subordinated debentures of the Bancorp. See Notes 2 and 12 to the Consolidated Financial Statements for additional information.
The following is a description of Bancorp’s primary operating subsidiaries:
The Washington Trust Company
The Bank was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area and is among the oldest banks in the United States. Its current corporate charter dates to 1902.
The Bank provides a broad range of financial services, including lending, deposit and cash management services, wealth management and trust services and merchant credit card services. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”), subject to regulatory limits.
The Bank’s subsidiary, Weston Financial, is a registered investment advisor and financial planning company located in Wellesley, Massachusetts, with an insurance agency subsidiary. In addition, the Bank has other passive investment subsidiaries whose primary functions are to provide servicing on passive investments, such as residential and consumer loans acquired from the Bank and investment securities.
Weston Securities Corporation
WSC is a licensed broker-dealer that markets several of Weston Financial’s investment programs, including mutual funds and variable annuities. WSC acts as the principal distributor to a group of mutual funds for which Weston Financial is the investment advisor.
Market Area and Competition
Washington Trust faces considerable competition in its market area for all aspects of banking and related financial service activities. Competition from both bank and non-bank organizations is expected to continue.
The Bank contends with strong competition both in generating loans and attracting deposits. The primary factors in competing are interest rates, financing terms, fees charged, products offered, personalized customer service, online access to accounts and convenience of branch locations, ATMs and branch hours. Competition comes from commercial banks, credit unions, and savings institutions, as well as other non-bank institutions.
The Bank operates ten of its sixteen branch offices in Washington County, Rhode Island. As of June 30, 2005, based upon information reported in the FDIC’s Deposit Market Share Report, the Bank had 53% of total deposits reported by all financial institutions for Washington County. The closest competitor held 27%, and the second closest competitor held 9% of total deposits in Washington County. The Corporation believes that being the largest commercial banking institution headquartered within this market area provides a competitive advantage over other financial institutions.
The Bank’s remaining six branch offices are located in Providence and Kent Counties in Rhode Island and New London County in southeastern Connecticut. Subject to the approval of state and federal regulators, Washington Trust expects to open two de novo branch offices in Providence and Kent Counties by the first half of 2007. Both the population and number of businesses in Providence and Kent Counties far exceed those in Washington County. The Bank faces strong competition from larger institutions with greater resources, broader product lines and larger delivery systems than the Bank.
Washington Trust operates in a highly competitive wealth management and trust services market place. Key competitive factors include investment performance, quality and level of service, and personal relationships. Principal competitors in the wealth management and trust services business are commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of these companies have greater resources than Washington Trust.
Employees
At December 31, 2005, Washington Trust had 433 full-time and 45 part-time and other employees. Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and a 401(k) plan. Management considers relations with its employees to be good. See Note 13 to the Consolidated Financial Statements for additional information on certain employee benefit programs.
Supervision and Regulation
The business in which the Corporation is engaged is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other governmental agencies. State and federal banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers, or classes of consumers, and depositors, in particular, rather than the specific protection of shareholders of a bank or its parent company.
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
During 2005, the Bancorp elected financial holding company status pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”). As a financial holding company, the Bancorp is authorized to engage in certain financial activities that a bank holding company may not engage in. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Currently, the Bancorp engages in broker dealer activities pursuant to this authority. If a financial holding company fails to remain well capitalized and well managed, the company and its affiliates may not commence any new activity that is authorized particularly for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve permits, the Federal Reserve may require the financial holding company to divest either its insured depository institution or all of its nonbanking subsidiaries engaged in activities not permissible for a bank holding company. If a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act, it will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities, or acquiring companies other than bank holding companies, banks or savings associations, except that the Bancorp could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHCA. In addition, if the Federal Reserve Board finds that the Bank is not well capitalized or well managed, the Bancorp would be required to enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, the Bancorp would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHCA without prior Federal Reserve Board approval. If the Bancorp fails to correct any such condition within a prescribed period, the Federal Reserve Board could order the Bancorp to divest of its banking subsidiary or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHCA.
Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”). The Interstate Act permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve Board, to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. Rhode Island and Connecticut, the two states in which the Corporation conducts branch-banking operations, have adopted legislation to “opt in” to interstate merger and branching provisions that effectively eliminated state law barriers. As a bank holding company, prior Federal Reserve Board approval is required before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.
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
Bank Holding Company Dividends. The Federal Reserve Board and the Rhode Island Division of Banking have authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The Federal Reserve Board has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Additionally, under Rhode Island law, distributions of dividends cannot be made if a bank holding company would not be able to pay its debts as they become due in the usual course of business or the bank holding company’s total assets would be less than the sum of its total liabilities. The Bancorp’s revenues consist primarily of cash dividends paid to it by the Bank. As described below, the FDIC and the Rhode Island Division of Banking may also regulate the amount of dividends payable by the Bank. The inability of the Bank to pay dividends may have an adverse effect on the Bancorp.
Regulation of the Bank. The Bank is subject to the regulation, supervision and examination by the FDIC, the Rhode Island Division of Banking and the State of Connecticut, Department of Banking, in which the Bank has established branches. The Bank is also subject to various Rhode Island and Connecticut business and banking regulations.
Regulation of the Registered Investment Advisor and Broker-Dealer. WSC is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”), NASD and the Commonwealth of Massachusetts. Weston Financial is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) and is subject to extensive regulation, supervision, and examination by the SEC and the Commonwealth of Massachusetts, including related to sales methods, trading practices, the use and safekeeping of customers’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

As an investment advisor, Weston Financial is subject to the Investment Advisers Act and any regulations promulgated thereunder, including fiduciary, recordkeeping, operational and disclosure obligations. Each of the mutual funds for which Weston Financial acts an advisor, or subadvisor, is registered with the SEC under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and subject to requirements thereunder. Shares of each mutual fund are registered with the SEC under the Securities Act and are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of those jurisdictions. In addition, an advisor or sub-advisor to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the “Code”).
The foregoing laws and regulations generally grant supervisory agencies and bodies broad administrative powers, including the power to limit or restrict Weston Financial from conducting its business in the event it fails to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on business activities for specified periods of time, revocation of registration as an investment advisor, commodity trading advisor and/or other registrations, and other censures and fines.
ERISA
The Bank and Weston Financial are each also subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, to the extent it is a “fiduciary” under ERISA with respect to some of its clients. ERISA and related provisions of the Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of the Bank or Weston Financial, as applicable, as well as certain transactions by the fiduciaries (and several other related parties) to such plans.
Insurance of Accounts and FDIC Regulation. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund (“BIF”) member institutions. The FDIC has established a risk-based assessment system under which the FDIC classifies institutions based on their capital ratios and on other relevant factors and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. The Federal Deposit Insurance Act (“FDIA”) does not require the FDIC to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits is maintained above specified levels. However, as a result of general economic conditions, it is possible that the ratio of deposit insurance reserves to insured deposits could fall below the minimum ratio that FDIA requires, which would result in the FDIC setting deposit insurance assessment rates sufficient to increase deposit insurance reserves to the required ratio. The Corporation cannot predict whether the FDIC will be required to increase deposit insurance assessments above their current levels.
Federal Deposit Insurance Reform Act. In February 2006, Congress enacted the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”). As a result of the passage of the FDIR Act, over the course of the next year, among other things: (1) the BIF will be merged with the FDIC’s Savings Association Insurance Fund creating the Deposit Insurance Fund (the “DIF”); (2) the $100,000 per account insurance level will be indexed to reflect inflation; (3) deposit insurance coverage for certain retirement accounts will be increased to $250,000; and (4) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold.
Bank Holding Company Support to Subsidiary Bank. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and to commit resources to its support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.” The Bank is a FDIC-insured depository institution.

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
The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and in the case of the latter, to specific limitations on the kind and amount of such securities that may be included as Tier 1 capital), and minority interest in the equity accounts of consolidated subsidiaries, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25% of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total risk-based capital (Tier 1 and Tier 2) is 8%. At December 31, 2005, the Corporation’s net risk-weighted assets amounted to $1.4 billion, its Tier 1 capital ratio was 9.06% and its total risk-based capital ratio was 10.51%.
The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above 3%, banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. The Corporation’s leverage ratio was 5.45% as of December 31, 2005.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5% and not be subject to a capital directive order.
Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Bancorp, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. At December 31, 2005, the Bank’s capital ratios placed it in the well-capitalized category. Reference is made to Note 17 to the Consolidated Financial Statements for additional discussion of the Corporation’s regulatory capital requirements.
In October of 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel IA”) that are designed to apply to, and potentially reduce the risk capital requirements of bank holding companies, such as the Bancorp, that are not among the 20 or so largest U.S. bank holding companies. It remains uncertain whether the Basel IA rules will be adopted and, even if adopted, how closely the final Basel IA rules will resemble the rules described in the ANPR and what the effective date of such rules will be. Accordingly, the Corporation is not yet in a position to determine the effect of such rules on its risk capital requirements.
Transactions with Affiliates. Under Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, there are various legal restrictions on the extent to which a bank holding company and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with its FDIC insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its nondepository institution affiliates are limited to the following amounts:
▪	In the case of one such affiliate, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 10% of the capital stock and surplus of the insured depository institution.

▪	In the case of all affiliates, the aggregate amount of covered transactions of the insured depository institution and its subsidiaries cannot exceed 20% of the capital stock and surplus of the insured depository institution.
“Covered transactions” are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the Federal Reserve Board, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.
Limitations on Bank Dividends. The Bancorp’s revenues consist primarily of cash dividends paid to it by the Bank. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Payment of dividends by a bank is restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 17 to the Consolidated Financial Statements for additional discussion of the Corporation’s ability to pay dividends.
Customer Information Security. The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers that implement provisions of GLBA, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible”. Various states have enacted legislation concerning breaches of data security and various bills requiring consumer notice of data security breaches are being considered by Congress.
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
USA Patriot Act of 2001 (the “Patriot Act”). The Patriot Act, designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, together with the regulations implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies or procedures with respect to, among other matters, anti-money laundering compliance, suspicious activity and currency transaction reporting, and due diligence on customers. The Patriot Act and underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act.
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
Securities and Exchange Commission Availability of Filings
Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed or furnished with the SEC. Washington Trust makes available free of charge on its website (www.washtrust.com) its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments to those reports as soon as practicable after it electronically files such material with, or furnishes it to, the SEC. Information on the Washington Trust website is not incorporated by reference into this Annual Report on Form 10-K.
Item 1A Risk Factors
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
Changes in the Market Value of Wealth Management and Trust Assets under Administration May Reduce Our Profitability
Wealth management and trust fees provide an important source of our total revenues. These fees are primarily dependent on the market value of wealth management and trust assets under administration. These assets primarily consist of marketable securities. Reductions in the market value of these assets due to market conditions or the inability to attract and retain wealth management clients could reduce the level of fees that we earn.
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
•	Regional credit concentration — We are exposed to real estate and economic factors in southern New England, primarily Rhode Island and, to a lesser extent, Connecticut and Massachusetts, because a significant portion of our loan portfolio is concentrated among borrowers in these markets. Further, because a substantial portion of our loan portfolio is secured by real estate in this area, including residential mortgages, most consumer loans, commercial mortgages and other commercial loans, the value of our collateral is also subject to regional real estate market conditions and other factors that might affect the value of real estate, including natural disasters.

•	Industry concentration — A portion of our loan portfolio consists of loans to the hospitality, tourism and recreation industries. Loans to companies in this industry may have a somewhat higher risk of loss than some other industries because these businesses are seasonal, with a substantial portion of commerce concentrated in the summer season. Accordingly, the ability of borrowers to meet their repayment terms is more dependent on economic, climate and other conditions and may be subject to a higher degree of volatility from year to year.
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
Changes in Legislation and/or Regulation and Accounting Principles, Policies and Guidelines
Changes in legislation and/or regulation governing financial holding companies and their subsidiaries could affect our operations. The Corporation is subject to extensive federal and state laws and regulations and is subject to supervision, regulation and examination by various federal and state bank regulatory agencies. The restrictions imposed by such laws and regulations limit the manner in which the Corporation may conduct business. There can be no assurance that any modification of these laws and regulations, or new legislation that may be enacted in the future, will not make compliance more difficult or expensive, or otherwise adversely affect the operations of the Corporation. See the section entitled “Supervision and Regulation” in Item 1 of this Annual Report on Form 10-K.
Changes in accounting principles generally accepted in the United States applicable to the Corporation could have a material impact on the Corporation’s reported results of operations.

ITEM 1B. Unresolved Staff Comments
None.
GUIDE 3 Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Stockholder Equity;
	Interest Rates and Interest Differentials	26, 27
II.	Investment Portfolio	34, 60-63
III.	Loan Portfolio	35-37, 65
IV.	Summary of Loan Loss Experience	38-39, 66
V.	Deposits	26, 70
VI.	Return on Equity and Assets	18
VII.	Short-Term Borrowings	N/A
ITEM 2. Properties
The Corporation conducts its business from sixteen branch offices, including its headquarters located at 23 Broad Street, Westerly, Rhode Island and branch offices located within Washington, Providence and Kent Counties in Rhode Island and New London County in southeastern Connecticut. The Corporation also provides wealth management and trust services from its main office and offices located in Providence and Narragansett, Rhode Island and Wellesley, Massachusetts. In addition, the Bank has two operations facilities located in Westerly, Rhode Island. At December 31, 2005, ten of the Corporation’s facilities were owned, nine were leased and one branch office was owned on leased land. Lease expiration dates range from seven months to fifty-eight months with renewal options of one to ten years. All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.
In addition to the branch locations mentioned above, the Bank has four owned offsite-ATMs in leased spaces. The terms of three of these leases are negotiated annually. The lease term for the fourth offsite-ATM expires in seven years with no renewal option.
The Bank also operates ATMs that are branded with the Bank’s logo under contracts with a third party vendor located in retail stores and other locations throughout Rhode Island and southeastern Connecticut.
For additional information regarding premises and equipments and lease obligations see Notes 8 and 15 to the Consolidated Financial Statements.
ITEM 3. Legal Proceedings
The Corporation is involved in various other claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2005.
Executive Officers of the Registrant
The following is a list of all executive officers of the Bancorp and the Bank with their titles, ages, and length of service, followed by certain biographical information as of December 31, 2005.

			Years of
Name	Title	Age	Service

John C. Warren	Chairman and Chief Executive Officer of the Bancorp and the Bank	60	10

John F. Treanor	President and Chief Operating Officer of the Bancorp and the Bank	58	7

Galan G. Daukas	Executive Vice President of Wealth Management of the Bancorp and the Bank	42	—

David V. Devault	Executive Vice President, Secretary, Treasurer and Chief Financial Officer of the Bancorp and the Bank	51	19

Stephen M. Bessette	Executive Vice President – Retail Lending of the Bank	58	9

B. Michael Rauh, Jr.	Executive Vice President – Corporate Sales, Planning & Delivery of the Bank	46	14

Dennis L. Algiere	Senior Vice President – Chief Compliance Officer and Director of Community Affairs of the Bank	45	11

Vernon F. Bliven	Senior Vice President – Human Resources of the Bank	56	33

Elizabeth B. Eckel	Senior Vice President – Marketing of the Bank	45	14

William D. Gibson	Senior Vice President – Credit Administration of the Bank	59	7

Barbara J. Perino, CPA	Senior Vice President – Operations and Technology of the Bank	44	17

James M. Vesey	Senior Vice President and Chief Credit Officer of the Bank	58	7
John C. Warren joined the Bancorp and the Bank in 1996 as President and Chief Operating Officer. In 1997, he was elected President and Chief Executive Officer of the Bancorp and the Bank. In 1999, he was elected Chairman and Chief Executive Officer of the Bancorp and the Bank.
John F. Treanor joined the Bancorp and the Bank in April 1999 as President and Chief Operating Officer.
Galan G. Daukas joined the Bancorp and the Bank in August 2005 as Executive Vice President of Wealth Management. Prior to joining Washington Trust, he held the position of Chief Operating Officer of The Managers Funds, LLC from 2002 to 2005. He served as Chief Operating Officer and Chairman of the Management Committee of Harbor Capital Management Company from 2000 to 2002.
David V. Devault joined the Bank in 1986 as Controller. He was elected Vice President and Chief Financial Officer of the Bancorp and the Bank in 1987. He was elected Senior Vice President and Chief Financial Officer of the Bancorp and the Bank in 1990. In 1997, he was also elected Treasurer of the Bancorp and the Bank. In 1998, he was elected Executive Vice President, Treasurer and Chief Financial Officer of the Bancorp and the Bank. He was appointed to the position of Secretary of the Bank in 2002 and Secretary of the Bancorp in 2005.
Stephen M. Bessette joined the Bank in February 1997 as Senior Vice President – Retail Lending. He was named Executive Vice President – Retail Lending in 2005.

B. Michael Rauh, Jr. joined the Bank in 1991 as Vice President — Marketing and was promoted in 1993 to Senior Vice President — Retail Banking. He was named Senior Vice President – Corporate Sales, Planning & Delivery in 2003. In 2005, he was appointed Executive Vice President – Corporate Sales, Planning & Delivery.
Dennis L. Algiere joined the Bank in April 1995 as Compliance Officer. He was named Vice President – Compliance in December 1996 and was promoted to Senior Vice President – Compliance and Community Affairs in September 2001. He was named Senior Vice President – Chief Compliance Officer and Director of Community Affairs in 2003.
Vernon F. Bliven joined the Bank in 1972 and was named Assistant Vice President in 1980, Vice President in 1986 and Senior Vice President – Human Resources in 1993.
Elizabeth B. Eckel joined the Bank in 1991 as Director of Advertising and Public Relations. In 1995, she was named Vice President – Marketing. She was promoted to Senior Vice President – Marketing in 2000.
William D. Gibson joined the Bank in March 1999 as Senior Vice President – Credit Administration.
Barbara J. Perino joined the Bank in 1988 as Financial Accounting Officer. She was named Controller in 1989 and Vice President — Controller in 1992. In 1998, she was promoted to Senior Vice President – Operations and Technology.
James M. Vesey joined the Bank in 1998 as Senior Vice President – Commercial Lending. In 2000, he was named Senior Vice President and Chief Credit Officer.

PART II
ITEM 5. Market for the Registrant’s Common Stock, Related Stockholder Matters
The Bancorp’s common stock has traded on the NASDAQ National Market since May 1996. Previously, the Bancorp’s stock traded on the NASDAQ Small Cap Market since June 1992, and had been listed on the NASDAQ Over-The-Counter Market system since June 1987.
The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2005 and 2004 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter.

2005 Quarters	1	2	3	4

Stock prices:
High	$29.99	$28.81	$30.38	$29.98
Low	27.00	23.94	26.08	25.77

Cash dividend declared per share	$.18	$.18	$.18	$.18

2004 Quarters	1	2	3	4

Stock prices:
High	$27.60	$27.56	$26.81	$30.50
Low	23.80	24.28	23.20	25.82

Cash dividend declared per share	$.17	$.17	$.17	$.17
The Bancorp will continue to review future common stock dividends based on profitability, financial resources and economic conditions. The Bancorp (including the Bank prior to 1984) has recorded consecutive quarterly dividends for over 100 years.
The Bancorp’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank. A discussion of the restrictions on the advance of funds or payment of dividends to the Bancorp is included in Note 17 to the Consolidated Financial Statements.
At February 24, 2006 there were 2,152 holders of record of the Bancorp’s common stock.
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

Selected Operating Data and Financial Ratios:	(Dollars in thousands, except per share amounts)

At or for the years ended December 31,	2005	2004	2003	2002	2001

Financial Results:
Interest income	$115,693	$96,853	$86,245	$87,339	$87,527
Interest expense	55,037	42,412	37,446	43,057	48,160

Net interest income	60,656	54,441	48,799	44,282	39,367
Provision for loan losses	1,200	610	460	400	550

Net interest income after provision for loan losses	59,456	53,831	48,339	43,882	38,817
Noninterest income	30,946	26,905	26,735	23,258	21,485

Net interest and noninterest income	90,402	80,736	75,074	67,140	60,302
Noninterest expense	56,393	50,373	47,632	42,990	41,653

Income before income taxes	34,009	30,363	27,442	24,150	18,649
Income tax expense	10,985	9,534	8,519	7,393	5,541

Net income	$23,024	$20,829	$18,923	$16,757	$13,108

Per share information ($):
Earnings per share:
Basic	1.73	1.57	1.44	1.32	1.09
Diluted	1.69	1.54	1.41	1.30	1.07
Cash dividends declared (1)	.72	.68	.62	.56	.52
Book value	11.86	11.44	10.46	9.87	8.15
Market value — closing stock price	26.18	29.31	26.20	19.53	19.00

Performance Ratios (%):
Return on average assets	.98	.97	1.03	1.07	1.01
Return on average shareholders’ equity	14.80	14.40	14.15	14.25	13.86
Average equity to average total assets	6.62	6.73	7.24	7.50	7.28
Dividend payout ratio (2)	42.60	44.16	43.97	43.08	48.60

Asset Quality Ratios (%):
Nonperforming loans to total loans	.17	.38	.29	.53	.63
Nonperforming assets to total assets	.10	.21	.14	.24	.28
Allowance for loan losses to nonaccrual loans	742.25	354.49	580.17	370.78	355.20
Allowance for loan losses to total loans	1.28	1.34	1.66	1.95	2.24
Net (recoveries) charge-offs to average loans	(.01)	(.02)	—	.05	.02

Capital Ratios (%):
Tier 1 leverage capital ratio	5.45	5.35	5.65	5.63	6.84
Tier 1 risk-based capital ratio	9.06	9.15	10.00	10.13	12.63
Total risk-based capital ratio	10.51	10.72	11.57	11.55	14.22

(1)	Represents historical per share dividends declared by the Bancorp.
(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Balance Sheet Data:	(Dollars in thousands)

December 31,	2005	2004	2003	2002	2001

Assets:
Cash and cash equivalents	$66,163	$52,081	$61,110	$51,048	$50,899
Total securities	783,941	890,058	839,421	795,833	629,061
FHLB stock	34,966	34,373	31,464	24,582	23,491
Loans:
Commercial and other	554,734	507,711	408,477	382,169	260,633
Residential real estate	582,708	513,695	389,855	280,886	235,359
Consumer	264,466	228,270	162,649	132,071	109,653

Total loans	1,401,908	1,249,676	960,981	795,126	605,645
Less allowance for loan losses	17,918	16,771	15,914	15,487	13,593

Net loans	1,383,990	1,232,905	945,067	779,639	592,052
Goodwill and other intangibles	54,372	23,900	24,544	25,260	669
Other	78,571	74,503	72,201	69,299	66,057

Total assets	$2,402,003	$2,307,820	$1,973,807	$1,745,661	$1,362,229

Liabilities:
Deposits:
Demand deposits	$196,102	$189,588	$194,144	$157,539	$134,783
NOW accounts	178,677	174,727	153,344	120,092	96,288
Money market accounts	223,255	196,775	83,037	75,446	77,947
Savings accounts	212,499	251,920	257,497	275,816	142,718
Time deposits	828,725	644,875	518,119	481,600	365,140

Total deposits	1,639,258	1,457,885	1,206,141	1,110,493	816,876
FHLB advances	545,323	672,748	607,104	480,080	431,490
Junior subordinated debentures	22,681	—	—	—	—
Other borrowings	9,774	3,417	2,311	9,183	2,087
Other liabilities	26,521	21,918	20,196	17,184	13,839
Shareholders’ equity	158,446	151,852	138,055	128,721	97,937

Total liabilities and shareholders’ equity	$2,402,003	$2,307,820	$1,973,807	$1,745,661	$1,362,229

Asset Quality:
Nonaccrual loans	$2,414	$4,731	$2,743	$4,177	$3,827
Other real estate owned, net	—	4	11	86	30

Total nonperforming assets	$2,414	$4,735	$2,754	$4,263	$3,857

Selected Quarterly Financial Data	(Dollars in thousands, except per share amounts)

2005	Q1	Q2	Q3	Q4	Year

Interest income:
Interest and fees on loans	$17,825	$19,096	$20,418	$21,592	$78,931
Income on securities	8,619	8,489	8,306	8,406	33,820
Dividends on corporate stock and FHLB stock	619	625	594	653	2,491
Interest on federal funds sold and other short-term investments	55	79	187	130	451

Total interest income	27,118	28,289	29,505	30,781	115,693

Interest expense:
Deposits	6,932	7,627	8,241	9,386	32,186
FHLB advances	5,549	5,670	5,741	5,273	22,233
Junior subordinated debentures	—	—	124	334	458
Other	16	20	39	85	160

Total interest expense	12,497	13,317	14,145	15,078	55,037

Net interest income	14,621	14,972	15,360	15,703	60,656
Provision for loan losses	300	300	300	300	1,200

Net interest income after provision for loan losses	14,321	14,672	15,060	15,403	59,456

Noninterest income:
Wealth management and trust services	3,212	3,486	4,074	5,649	16,421
Service charges on deposit accounts	1,011	1,168	1,158	1,165	4,502
Merchant processing fees	778	1,337	1,932	1,156	5,203
Net gains on loan sales	487	418	415	359	1,679
Income from bank-owned life insurance	272	279	282	277	1,110
Net realized gains on securities	—	3	17	337	357
Other income	319	303	496	556	1,674

Total noninterest income	6,079	6,994	8,374	9,499	30,946

Noninterest expense:
Salaries and employee benefits	7,459	7,450	8,194	9,030	32,133
Net occupancy	853	802	828	977	3,460
Equipment	882	869	832	873	3,456
Merchant processing costs	636	1,098	1,623	962	4,319
Advertising and promotion	303	733	460	481	1,977
Legal, audit and professional fees	392	520	513	475	1,900
Outsourced services	413	444	406	460	1,723
Amortization of intangibles	147	99	196	410	852
Other	1,359	1,358	1,758	2,098	6,573

Total noninterest expense	12,444	13,373	14,810	15,766	56,393

Income before income taxes	7,956	8,293	8,624	9,136	34,009
Income tax expense	2,546	2,654	2,802	2,983	10,985

Net income	$5,410	$5,639	$5,822	$6,153	$23,024

Weighted average shares outstanding — basic	13,282.7	13,296.0	13,330.3	13,352.4	13,315.2
Weighted average shares outstanding — diluted	13,617.3	13,592.3	13,671.9	13,659.6	13,626.7
Per share information:
Basic earnings per share	$.41	$.42	$.44	$.46	$1.73
Diluted earnings per share	$.40	$.41	$.43	$.45	$1.69
Cash dividends declared per share	$.18	$.18	$.18	$.18	$.72

Selected Quarterly Financial Data	(Dollars in thousands, except per share amounts)

2004	Q1	Q2	Q3	Q4	Year

Interest income:
Interest and fees on loans	$13,641	$14,287	$15,762	$17,138	$60,828
Income on securities	8,255	8,107	8,742	8,683	33,787
Dividends on corporate stock and FHLB stock	474	506	562	563	2,105
Interest on federal funds sold and other short-term investments	20	20	47	46	133

Total interest income	22,390	22,920	25,113	26,430	96,853

Interest expense:
Deposits	4,747	5,024	5,936	6,490	22,197
FHLB advances	4,545	4,789	5,281	5,538	20,153
Other	15	15	14	18	62

Total interest expense	9,307	9,828	11,231	12,046	42,412

Net interest income	13,083	13,092	13,882	14,384	54,441
Provision for loan losses	120	120	120	250	610

Net interest income after provision for loan losses	12,963	12,972	13,762	14,134	53,831

Noninterest income:
Wealth management and trust services	3,055	3,320	3,218	3,455	13,048
Service charges on deposit accounts	1,170	1,192	1,066	1,055	4,483
Merchant processing fees	597	1,095	1,643	924	4,259
Net gains on loan sales	349	560	348	644	1,901
Income from bank-owned life insurance	299	295	293	288	1,175
Net realized (losses) gains on securities	—	(240)	101	387	248
Other income	470	702	398	221	1,791

Total noninterest income	5,940	6,924	7,067	6,974	26,905

Noninterest expense:
Salaries and employee benefits	6,977	7,218	7,439	7,182	28,816
Net occupancy	816	796	770	819	3,201
Equipment	770	788	837	872	3,267
Merchant processing costs	466	882	1,398	788	3,534
Advertising and promotion	466	538	429	315	1,748
Legal, audit and professional fees	258	245	379	653	1,535
Outsourced services	376	467	357	416	1,616
Amortization of intangibles	161	161	161	161	644
Other	1,390	1,450	1,284	1,888	6,012

Total noninterest expense	11,680	12,545	13,054	13,094	50,373

Income before income taxes	7,223	7,351	7,775	8,014	30,363
Income tax expense	2,268	2,308	2,442	2,516	9,534

Net income	$4,955	$5,043	$5,333	$5,498	$20,829

Weighted average shares outstanding — basic	13,202.6	13,216.1	13,235.7	13,259.7	13,227.8
Weighted average shares outstanding — diluted	13,513.3	13,517.0	13,514.0	13,605.1	13,542.7
Per share information:
Basic earnings per share	$.38	$.38	$.40	$.41	$1.57
Diluted earnings per share	$.37	$.37	$.39	$.40	$1.54
Cash dividends declared per share	$.17	$.17	$.17	$.17	$.68

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Corporation for the periods shown. For a full understanding of this analysis, it should be read in conjunction with the Corporation’s Consolidated Financial Statements and Notes thereto included in Item 8 “Financial Statements and Supplementary Data.”
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
Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of wealth management and trust assets under administration, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan defaults and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
Application of Critical Accounting Policies and Estimates
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on income and the carrying value of certain assets, are considered critical accounting policies. The Corporation considers the following to be its critical accounting policies: allowance for loan losses, accounting for acquisitions and review of goodwill and intangible assets for impairment, other-than-temporary impairment, interest income recognition and tax estimates. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.
Allowance for Loan Losses
Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for certain specific loans, (2) general loss allocations for certain loan types based on credit grade and loss experience factors, and (3) general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with accounting principles generally accepted in the United States of America (SFAS 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”). Other individual commercial loans and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, a significant portion of our loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island and, to a lesser extent, Connecticut and Massachusetts, and a substantial portion of the portfolio is collateralized by real estate in this area. A portion of the commercial loans and commercial mortgage loans are to borrowers in the hospitality, tourism and recreation industries. Further, economic conditions which may affect the ability of borrowers to meet debt service requirements are considered, including interest rates and energy costs. Results of regulatory examinations, historical loss ranges, portfolio composition including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered.
The Corporation’s Audit Committee of the Board of Directors is responsible for oversight of the loan review process. This process includes review of the Bank’s procedures for determining the adequacy of the allowance for loan losses, administration of its internal credit rating systems and the reporting and monitoring of credit granting standards.
Accounting for Acquisitions and Review of Goodwill and Intangible Assets for Impairment
For acquisitions accounted for under the purchase method, the Corporation is required to record assets acquired and liabilities assumed at their fair value. The valuation techniques used to determine the carrying value of tangible and intangible assets acquired in acquisitions and the estimated lives of identifiable intangible assets involve estimates for discount rates, projected future cash flows and time period calculations, all of which are susceptible to change based on changes in economic conditions and other factors. Any change in the estimates that are used to determine the carrying value of goodwill and identifiable intangible assets or that otherwise adversely affects their value or estimated lives could adversely affect the Corporation’s results of operations. Core deposit and other identifiable intangible assets are amortized to expense over their estimated useful lives and are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable. Furthermore, the determination of which intangible assets have finite lives is subjective, as is the determination of the amortization period for such intangible assets. Goodwill and intangible assets are evaluated for impairment, based on fair values, at least annually. The valuation techniques contain estimates as to the comparability of selected market information to the specifics of the Corporation.
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
Interest Income Recognition
Interest on loans is included in income as earned based upon rates applied to unpaid principal. Interest is not accrued on loans 90 days or more past due unless they are adequately secured and in the process of collection or on other loans when management believes collection is doubtful. All loans considered impaired are nonaccruing. Interest on nonaccruing loans is recognized as payments are received when the ultimate collectibility of interest is no longer considered doubtful. When a loan is placed on nonaccrual status, all interest previously accrued is reversed against current-period interest income; therefore, an increase in loans on nonaccrual status could have impact on interest income recognized in future periods.

Tax Estimates
The Corporation accounts for income taxes by deferring income taxes based on estimated future tax effects of differences between the tax and book basis of assets and liabilities considering the provisions of enacted tax laws. These differences result in deferred tax assets and liabilities, which are included in the Consolidated Balance Sheets. The Corporation must also assess the likelihood that any deferred tax assets will be recovered from future taxable income and establish a valuation allowance for those assets determined to not likely be recoverable. Management judgment is required in determining the amount and timing of recognition of the resulting deferred tax assets and liabilities, including projections of future taxable income. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through carryback to taxable income in prior years and future reversals of existing taxable temporary differences.
Results of Operations
Overview
Net income for the year ended December 31, 2005 amounted to $23.0 million, up 11% from $20.8 million reported for 2004. On a diluted per share basis, the Corporation earned $1.69 for 2005, up 10%, from the $1.54 earned in 2004.
The rates of return on average equity and average assets for 2005 were 14.80% and 0.98%, respectively. Comparable amounts for 2004 were 14.40% and 0.97%, respectively.
Selected financial highlights for 2005 and 2004 are presented in the table below:
(Dollars in thousands, except per share amounts)

Years ended December 31,	2005	2004

Earnings:
Net income	$23,024	$20,829
Diluted earnings per share	$1.69	$1.54
Dividends declared per common share	$0.72	$0.68
Book value per share	$11.86	$11.44
Tangible book value per common share	$7.79	$9.64
Weighted average shares – Basic	13,315.2	13,227.8
Weighted average shares – Diluted	13,626.7	13,542.7

Select Ratios:
Return on average assets	0.98%	0.97%
Return on average shareholders equity	14.80%	14.40%
Interest rate spread (taxable equivalent basis)	2.49%	2.48%
Net interest margin (taxable equivalent basis)	2.79%	2.74%
On August 31, 2005, the Corporation completed the acquisition of Weston Financial, a registered investment advisor and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. The results of Weston Financial’s operations have been included in the Consolidated Statements of Income since that date. One-time expenses associated with the acquisition amounting to $605 thousand were recognized in the third quarter of 2005. After tax, this amounted to $440 thousand, or approximately 3 cents per diluted share. The acquisition of Weston Financial increased the size and range of products and services offered by Washington Trust’s wealth management group. As a result of the Weston Financial acquisition, investment management and trust assets under administration increased from approximately $1.9 billion to $3.3 billion. Washington Trust financed the payments made at closing through the issuance of two series of trust preferred stock by newly-formed special purpose finance entities in an aggregate amount of $22 million (see Note 12 to the Consolidated Financial Statements). In connection with the transaction,

Washington Trust also elected to become a financial holding company. See Note 2 to the Consolidated Financial Statements for a more complete description of the acquisition transaction.
Net Interest Income
Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and continues to be the primary source of Washington Trust’s operating income. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $60.7 million for 2005, an increase of $6.2 million, or 11%, from the amount reported for 2004. Included in interest income are loan prepayment fees and certain other fees, such as late charges. In connection with a portion of the loan prepayment fees received in 2005, a corresponding debt prepayment penalty expense of $129 thousand was incurred due to the payoff of a match-funded FHLB advance. The debt prepayment penalty expense was included in other noninterest expenses in 2005.
The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.
FTE net interest income for 2005 amounted to $61.7 million, up $6.3 million, or 11%, from the $55.4 million reported for 2004. The increase in net interest income reflected growth in the loan portfolio and a higher yield on earning assets, which were partially offset by growth in time deposits and an increase in cost of funds.
The net interest margin (FTE net interest income as a percentage of average interest-earning assets) increased 5 basis points to 2.79% in 2005. Excluding the impact of loan prepayment fees and certain other fees, such as late charges, the net interest margin was up 3 basis points from 2004. The increase in the net interest margin was attributable to the higher amount of loans as a percentage of interest-earning assets and to changes in loan and deposit rates.
Average interest-earning assets increased $191.1 million, or 9%, in 2005. This increase was mainly due to growth of $237.2 million, or 21%, in the loan portfolio, which was partially offset by reductions of $46.1 million, or 5%, in the securities portfolio. Growth in average loan balances resulted from purchases of primarily adjustable rate residential mortgage loans as well as internal growth in commercial and consumer loans. The yield on total loans increased 38 basis points in 2005. This increase in the yield on total loans was primarily due to higher marginal yields on loans as compared to the prior year and higher yields on new loan originations and purchases. Loan prepayment and other fees included in net interest income totaled $772 thousand and $375 thousand in 2005 and 2004, respectively. The contribution of loan prepayment and other fees to the yield on total loans was 6 basis and 3 basis points, respectively, for 2005 and 2004. Total average securities declined in 2005 as the flattening of the yield curve has made reinvestment of maturing balances relatively unattractive. The increase in the total yield on securities reflects a combination of higher yields on variable rate securities tied to short-term interest rates, runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows in 2005 relative to the prior year.
Average interest-bearing liabilities rose $183.7 million, or 10%, in 2005. The Corporation experienced growth in time deposits, NOW accounts and money market accounts, and declines in savings account balances and FHLB advances. In the third quarter of 2005, the Corporation also issued junior subordinated debentures and recorded a liability for the minimum future payments due in connection with the acquisition of Weston Financial. (See additional discussion on the acquisition of Weston Financial in Note 2 of the Consolidated Financial Statements.) The increase in average interest-bearing liabilities was principally due to $165.6 million of growth in time deposits in 2005. The average rate paid on time deposits increased 38 basis points in 2005. Included in time deposits were brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with other sources. Average brokered certificates of deposit increased $45.5 million in 2005. The balance of average FHLB advances decreased $33.3 million in 2005, while the average rate paid on FHLB advances increased 51 basis points.

Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)
The following table presents average balance and interest rate information. Tax-exempt income is converted to a fully taxable equivalent basis using the statutory federal income tax rate. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Unrealized gains (losses) on available for sale securities are excluded from the average balance and yield calculations. Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

Years ended December 31,	2005			2004			2003
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Residential real estate loans	$562,838	$27,890	4.96	$450,898	$22,737	5.04	$321,442	$18,044	5.61
Commercial and other loans	531,434	37,244	7.01	454,251	29,266	6.44	396,148	27,009	6.82
Consumer loans	246,959	13,983	5.66	198,857	8,984	4.52	143,370	6,703	4.68

Total loans	1,341,231	79,117	5.90	1,104,006	60,987	5.52	860,960	51,756	6.01
Federal funds sold and other short-term investments	14,703	451	3.07	12,371	133	1.08	14,911	131	0.88
Taxable debt securities	783,662	32,934	4.20	835,091	33,125	3.97	781,425	31,755	4.06
Nontaxable debt securities	23,329	1,362	5.84	16,430	1,018	6.20	16,079	1,038	6.46
Corporate stocks and FHLB stock	50,763	2,858	5.63	54,706	2,543	4.65	51,372	2,534	4.93

Total securities	872,457	37,605	4.31	918,598	36,819	4.01	863,787	35,458	4.10

Total interest-earning assets	2,213,688	116,722	5.27	2,022,604	97,806	4.84	1,724,747	87,214	5.06

Noninterest-earning assets	137,460			126,302			121,192

Total assets	$2,351,148			$2,148,906			$1,845,939

Liabilities and shareholders’ equity:

NOW accounts	$176,706	295	0.17	$162,714	341	0.21	$134,432	322	0.24
Money market accounts	203,799	4,386	2.15	152,664	2,205	1.44	74,435	731	0.98
Savings accounts	234,311	1,392	0.59	257,274	1,581	0.61	269,927	2,168	0.80
Time deposits	741,456	26,113	3.52	575,877	18,070	3.14	485,126	15,333	3.16
FHLB advances	611,177	22,233	3.64	644,520	20,153	3.13	556,689	18,819	3.38
Junior subordinated debentures	7,767	458	5.90	—	—	—	—	—	—
Other	3,581	160	4.48	2,014	62	3.10	2,454	73	2.94

Total interest-bearing liabilities	1,978,797	55,037	2.78	1,795,063	42,412	2.36	1,523,063	37,446	2.46

Demand deposits	197,245			193,905			174,338
Other liabilities	19,498			15,281			14,813
Shareholders’ equity	155,608			144,657			133,725

Total liabilities and shareholders’ equity	$2,351,148			$2,148,906			$1,845,939

Net interest income		$61,685			$55,394			$49,768

Interest rate spread			2.49			2.48			2.60

Net interest margin			2.79			2.74			2.89

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:
(Dollars in thousands)

Years ended December 31,	2005	2004	2003

Commercial and other loans	$186	$159	$153
Nontaxable debt securities	476	356	363
Corporate stocks and FHLB stock	367	438	453

Volume/Rate Analysis — Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a fully taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. The net change attributable to both volume and rate has been allocated proportionately.

	2005/2004			2004/2003
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest on interest-earning assets:
Residential real estate loans	$5,521	$(368)	$5,153	$6,674	$(1,981)	$4,693
Commercial and other loans	5,246	2,732	7,978	3,817	(1,560)	2,257
Consumer loans	2,447	2,552	4,999	2,518	(237)	2,281
Federal funds sold and other short-term investments	30	288	318	(25)	27	2
Taxable debt securities	(2,078)	1,887	(191)	2,099	(729)	1,370
Nontaxable debt securities	406	(62)	344	22	(42)	(20)
Corporate stocks and FHLB stock	(193)	508	315	158	(149)	9

Total interest income	11,379	7,537	18,916	15,263	(4,671)	10,592

Interest on interest-bearing liabilities:
NOW accounts	26	(72)	(46)	62	(43)	19
Money market accounts	1,004	1,177	2,181	1,064	410	1,474
Savings accounts	(138)	(51)	(189)	(95)	(492)	(587)
Time deposits	5,660	2,383	8,043	2,835	(98)	2,737
FHLB advances	(1,083)	3,163	2,080	2,803	(1,469)	1,334
Junior subordinated debentures	458	—	458	—	—	—
Other	62	36	98	(14)	3	(11)

Total interest expense	5,989	6,636	12,625	6,655	(1,689)	4,966

Net interest income	$5,390	$901	$6,291	$8,608	$(2,982)	$5,626

Provision and Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses was $17.9 million, or 1.28% of total loans, at December 31, 2005, compared to $16.8 million, or 1.34% of total loans, at December 31, 2004. For the years ended December 31, 2005 and 2004, the Corporation’s provision for loan losses amounted to $1.2 million and $610 thousand, respectively. The increase in the Corporation’s loan loss provision was in response to growth in the loan portfolio. See the additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.
Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. For the year ended December 31, 2005, recurring noninterest income, which excludes net realized gains on securities, accounted for 34% of total revenues (net interest income plus recurring noninterest income). Washington Trust’s primary sources of recurring noninterest income are wealth management and trust services fees, service charges on deposit accounts, merchant credit card processing fees, and net gains on loan sales. Also included in noninterest income are earnings generated from bank-owned life insurance (“BOLI”). Noninterest income, excluding net realized gains on securities, amounted to $30.6 million for 2005, up $3.9 million, or 15%, from 2004.

The following table presents a noninterest income comparison for the years ended December 31, 2005 and 2004:

(Dollars in thousands)	2005	2004	$ Change	% Change

Noninterest income:
Wealth management and trust services	$16,421	$13,048	3,373	26%
Service charges on deposit accounts	4,502	4,483	19	—%
Merchant processing fees	5,203	4,259	944	22%
Net gains on loan sales	1,679	1,901	(222)	(12)%
Income from BOLI	1,110	1,175	(65)	(6)%
Other income	1,674	1,791	(117)	(7)%

Subtotal	30,589	26,657	3,932	15%
Net realized gains on securities	357	248	109	44%

Total noninterest income	$30,946	$26,905	$4,041	15%

Revenue from wealth management and trust services continues to be the largest component of noninterest income. This revenue is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets. In 2005, revenue from wealth management and trust services represented 54% of noninterest income (excluding net realized gains on securities), compared to 49% in 2004. For the year 2005, revenue from wealth management and trust services increased $3.4 million, or 26%, from 2004. Approximately $3.0 million, or 88%, of this increase was attributable to the acquisition of Weston Financial that was completed on August 31, 2005. Assets under administration rose significantly due to the addition of Weston Financial, and amounted to $3.272 billion at December 31, 2005. This included approximately $1.376 billion attributable to Weston Financial. Assets under administration were $1.871 billion at December 31, 2004.
Service charges on deposit accounts were essentially unchanged from 2004. This revenue source was affected by deposit account pricing strategies and reflects a very competitive retail-banking environment.
Merchant processing fees increased $944 thousand, or 22%, in 2005 primarily due to increases in the volume of transactions processed. Merchant processing fees represents charges to merchants for credit card transactions processed.
Net gains on loan sales decreased $222 thousand, or 12%, in 2005, due to a decline in sales of Small Business Administration (“SBA”) loans. Included in net gains on loan sales in 2005 and 2004 were approximately $523 thousand and $789 thousand, respectively, in net gains on sales of SBA loans.
Income from BOLI amounted to $1.1 million and $1.2 million for the years ended December 31, 2005 and 2004, respectively. BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The cash surrender value of BOLI was $30.4 million at December 31, 2005, compared to $29.2 million at December 31, 2004. BOLI is invested in the “general account” of quality insurance companies. Standard & Poor’s rated all such general account carriers “AA” or better at December 31, 2005. The BOLI investment provides a means to mitigate increasing employee benefit costs.
Other income consists of mortgage servicing fees, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit, financial advisory services fees, commissions on annuities, and other fees. Other income amounted to $1.7 million in 2005, down 7% from 2004. Included in other noninterest income for 2004 was a first quarter non-routine item of $150 thousand unrelated to the Corporation’s normal course of earnings, and $280 thousand recovered in the second quarter of that year as a result of a favorable litigation decision.
In 2005 and 2004, net realized gains on securities totaled $357 thousand and $248 thousand, respectively. The Corporation recognized net realized gains on securities of $337 thousand and $387 thousand in the fourth quarter of 2005 and 2004, respectively, resulting principally from the Corporation’s annual contributions of appreciated equity securities to the Corporation’s charitable foundation. The cost of the contributions, included in noninterest expenses, amounted to $522 thousand and $454 thousand in 2005 and 2004, respectively.
Noninterest Expense
For the year ended December 31, 2005, total noninterest expense amounted to $56.4 million, up $6.0 million, or 12%, from 2004.
Included in noninterest expenses in 2005 were direct acquisition and acquisition related costs amounting to $605 thousand, which included $292 thousand in salaries and benefits, $50 thousand in legal, audit and professional fees, and $263 thousand in other noninterest expenses. Acquisition related costs included costs incurred in connection with management changes, organization costs related to the establishment of the trust preferred entities, accounting and legal costs and other charges.
As previously mentioned, 2005 financial results include the operations of Weston Financial for the period subsequent to August 31, 2005. Approximately $3.1 million, or 51%, of the total increase in noninterest expense was attributable to the one-time acquisition related charges and the operating expenses of Weston Financial.
The following table presents a noninterest expense comparison for the years ended December 31, 2005 and 2004:

(Dollars in thousands)	2005	2004	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$32,133	$28,816	$3,317	12%
Net occupancy	3,460	3,201	259	8%
Equipment	3,456	3,267	189	6%
Merchant processing costs	4,319	3,534	785	22%
Advertising and promotion	1,977	1,748	229	13%
Legal, audit and professional fees	1,900	1,535	365	24%
Outsourced services	1,723	1,616	107	7%
Amortization of intangibles	852	644	208	32%
Other	6,573	6,012	561	9%

Total noninterest expense	$56,393	$50,373	$6,020	12%

Salaries and employee benefit expense, the largest component of total noninterest expense, increased $3.3 million, or 12%, in 2005. Excluding one-time acquisition related charges and the operating expenses of Weston Financial, salaries and employee benefits expense rose $1.5 million, or 5%, in 2005. This 5% increase was mainly due to an increase in salaries and wages, higher defined benefit pension costs and increases in performance-based and stock-based compensation. Salaries and wages increased $441 thousand, or 2%. Pension costs increased $398 thousand in 2005, primarily due to higher service cost and a lower discount rate. Performance-based compensation expense increased $219 thousand in 2005, and stock compensation expense associated with restricted stock and restricted stock unit awards increased $213 thousand.
Stock options granted during 2005 and in prior years did not require the recognition of any expense in the Consolidated Statements of Income during those periods. In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revised Statement No. 123, “Share-Based Payment”, (“SFAS 123 (revised 2004)”) that requires that all companies expense the fair value of employee stock options in accordance with the Statement. SFAS 123 (revised 2004) is effective at the beginning of the next fiscal year, which begins after June 15, 2005. For those option awards outstanding as of December 31, 2005 with requisite service periods remaining, the Corporation expects that the expense to be recognized in 2006 for such awards will amount to approximately $162 thousand, pretax.

Net occupancy expense in 2005 increased 8%. The increase reflected higher rental expense for premises leased by the Bank and included operating expenses of Weston Financial. Equipment expense increased 6% in 2005 primarily due to additional investments in technology and other equipment.
Merchant processing costs increased 22% in 2005 due to increases in the volume of transactions processed. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.
As a result of stronger marketing and promotion efforts, advertising and promotion expense increased 13% in 2005. Legal, audit and professional fees totaled $1.9 million in 2005, up $365 thousand from 2004. This increase was primarily due to costs incurred for various consulting matters, of which approximately $250 thousand will not be incurred in future periods. Outsourced services increased 7% in 2005 due to higher costs for data processing services and third party vendor costs.
Amortization of intangibles amounted to $852 thousand in 2005, compared to $644 thousand in 2004. See Note 9 to the Consolidated Financial Statements for additional information on identifiable intangible assets.
Other noninterest expense increased $561 thousand, or 9%, in 2005. Excluding one-time acquisition related costs, other noninterest expense increased $298 thousand, or 5%, primarily due to the operations of Weston Financial. Also included in other noninterest expense in 2005 was $129 thousand in prepayment costs associated with the payoff of a match funded FHLB advance.
Taxes
Income tax expense amounted to $11.0 million and $9.5 million in 2005 and 2004, respectively. The Corporation’s effective tax rate was 32.3% in 2005, compared to a rate of 31.4% in 2004. These rates differed from the federal rate of 35.0% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI. The increase in the Corporation’s effective tax rate in 2005 was primarily due to a higher effective tax rate associated with Weston Financial.
The Corporation’s net deferred tax asset amounted to $3.6 million at December 31, 2005, compared to $3.2 million at December 31, 2004. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years. See Note 14 to the Consolidated Financial Statements for additional information regarding income taxes.
Comparison of 2004 with 2003
Net income for the year ended December 31, 2004 amounted to $20.8 million, up 10% from the amount reported for 2003. Washington Trust earned $1.54 per diluted share for 2004, up 9% from the $1.41 earned in 2003. The rates of return on average equity and average assets for 2004 were 14.40% and 0.97%, respectively. Comparable amounts for the year 2003 were 14.15% and 1.03%, respectively.
Net interest income, Washington Trust’s primary source of operating income, totaled $54.4 million in 2004, an increase of 12% from 2003. FTE net interest income for 2004 totaled $55.4 million, up 11% from 2003. The increase in net interest income resulted from an increase in average earning assets during the year, which was offset in part by a decline in the net interest margin.
Average interest-earnings assets amounted to $2.023 billion for 2004, up $297.9 million, or 17%, from 2003. Average loans increased $243.0 million, or 28%, in 2004 due to purchases of residential mortgage loans as well as growth in commercial and consumer loans. Average securities increased $54.8 million, or 6%, in 2004 mainly due to purchases of taxable debt securities.

Although net interest income increased, the net interest margin for 2004 amounted to 2.74%, down 15 basis points from 2.89% for 2003. The decrease in the net interest margin reflected the decline in yields on loans and securities offset somewhat by lower funding costs.
The decrease in the yield on total loans from 6.01% in 2003 to 5.52% in 2004 was primarily due to lower marginal yields on loans as compared to the prior year and a decline in yields on new loan originations in 2004. The FTE rate of return on securities was 4.01% in 2004, down from 4.10% in 2003, reflecting a combination of lower yields on variable rate securities and lower marginal rates on reinvestment of cash flows in 2004 compared to 2003.
Average interest-bearing liabilities increased $272.0 million, or 18%, in 2004, as deposit growth, along with additional borrowings, were utilized to fund the Corporation’s asset growth. The increase in average interest-bearing liabilities was principally due to an increase in average deposits of $204.2 million in 2004. The rate paid on deposits in 2004 amounted to 1.93%, compared to $1.92% in 2003. The balance of average FHLB advances increased $87.8 million in 2004, while the average rate paid on FHLB advances decreased 25 basis points.
For the years ended December 31, 2004 and 2003, the Corporation’s provision for loan losses amounted to $610 thousand and $460 thousand, respectively. The allowance for loan losses amounted to $16.8 million, or 1.34% of total loans, at December 31, 2004, compared to $15.9 million, or 1.66% of total loans, at December 31, 2003.
Noninterest income, excluding net realized gains on securities, amounted to $26.7 million for the year 2004, up $552 thousand from $26.1 million for 2003. The increase in noninterest income was attributable to higher revenue from wealth management and trust services, merchant processing fees and other income, which were offset partly with declines services charges on deposits and net gains on loan sales.
The following table presents a noninterest income comparison for the years ended December 31, 2004 and 2003:

(Dollars in thousands)	2004	2003	$ Change	% Change

Noninterest income:
Wealth management and trust services	$13,048	$10,769	$2,279	21%
Service charges on deposit accounts	4,483	4,920	(437)	(9)%
Merchant processing fees	4,259	3,410	849	25%
Net gains on loan sales	1,901	4,690	(2,789)	(59)%
Income from BOLI	1,175	1,161	14	1%
Other income	1,791	1,155	636	55%

Subtotal	26,657	26,105	552	2%
Net realized gains on securities	248	630	(382)	(61)%

Total noninterest income	$26,905	$26,735	$170	1%

In 2004, revenue from wealth management and trust services represented 49% of noninterest income, excluding net realized gains on securities. Revenue from wealth management and trust services increased $2.3 million, or 21%, in 2004. The market value of wealth management and trust assets under administration amounted to $1.871 billion and $1.742 billion at December 31, 2004 and 2003, respectively.
Service charges on deposit accounts declined 9% in 2004, due in part to deposit account pricing strategies utilized to attract new deposits in a highly competitive marketplace. “In-market” deposit balances (which exclude brokered certificates of deposit) rose 18% in 2004 partly as a result of such strategies.
Merchant processing fees (charges to merchants for credit card transactions processed) increased 25% in 2004 due to increases in the volume of transactions processed.

Net gains on loan sales decreased $2.8 million, or 59%, in 2004, reflecting a decline in fixed rate residential mortgage origination and sales activity.
Other income increased $636 thousand in 2004. Included in other income in 2004 was a non-routine item of $150 thousand unrelated to the Corporation’s normal course of business, and $280 thousand recovered as a result of a favorable litigation decision.
The Corporation recognized net realized gains on securities amounting to $248 thousand and $630 thousand in 2004 and 2003, respectively. Included in net realized gains on securities were gains of $387 thousand and $400 thousand in 2004 and 2003, respectively, resulting principally from the Corporation’s annual contributions of appreciated equity securities to the Corporation’s charitable foundation. The cost of the contributions, included in noninterest expenses, amounted to $454 thousand and $433 thousand in 2004 and 2003, respectively.
Noninterest expense amounted to $50.4 million in 2004, up 6% from the amount reported in 2003. In June 2003, the Corporation recorded debt prepayment penalties of $941 thousand ($649 thousand after tax, amounting to $.05 per diluted share), related to the prepayment of certain higher interest rate FHLB advances consummated to reduce future funding costs. Exclusive of the debt prepayment penalty charge of $941 thousand in 2003, noninterest expenses increased $3.7 million, or 8%, in 2004, with the largest increases in salaries and employee benefits and merchant processing costs.
The following table presents a noninterest expense comparison for the years ended December 31, 2004 and 2003:

(Dollars in thousands)	2004	2003	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$28,816	$26,945	$1,871	7%
Net occupancy	3,201	2,979	222	7%
Equipment	3,267	3,380	(113)	(3)%
Merchant processing costs	3,534	2,716	818	30%
Advertising and promotion	1,748	1,440	308	21%
Outsourced services	1,616	1,333	283	21%
Legal, audit and professional fees	1,535	1,242	293	24%
Amortization of intangibles	644	719	(75)	(10)%
Other	6,012	5,937	75	1%

Subtotal	50,373	46,691	3,682	8%
Debt prepayment penalties	—	941	(941)	(100)%

Total noninterest expense	$50,373	$47,632	$2,741	6%

Salaries and employee benefit expense, the largest component of total noninterest expense, increased $1.9 million, or 7%, in 2004, mainly due to merit pay increases as well as higher defined benefit pension costs, performance-based compensation and health insurance premiums. Merit pay increases resulted in a $645 thousand, or 3%, increase in salaries expense. Pension costs increased $346 thousand in 2004, primarily due to higher service cost and a lower discount rate. Performance-based compensation expense increased $216 thousand in 2004 and health insurance premiums increased $165 thousand from 2003.
Net occupancy expense in 2004 increased 7%. The increase was primarily due to higher rental expense for premises leased by the Bank. Equipment expense decreased 3% in 2004, primarily due to lower depreciation expense on furniture and equipment.
Merchant processing costs (third-party costs incurred that are directly attributable to handling merchant credit card transactions) increased 30% in 2004 due to increases in the volume of transactions processed.

Advertising and promotion expense increased 21% in 2004. The increase was primarily attributable to stronger marketing and promotion efforts for products such as demand deposit accounts and home equity lines of credit.
Outsourced services increased 21% in 2004 due to higher costs for data processing services and third party vendor costs.
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
Financial Condition
Summary
Consolidated total assets increased $94.2 million to $2.402 billion at December 31, 2005. The growth was mainly attributable to an increase in loans, which was offset in part by a decline in securities. Total liabilities increased $87.6 million in 2005, with total deposits increasing $181.4 million, FHLB advances decreasing $127.4 million and the issuance of $22.7 million in junior subordinated debentures issued related to the Weston Financial acquisition. Shareholders’ equity totaled $158.4 million at December 31, 2005, compared to $151.9 million at the end of 2004.
Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale or held to maturity at the time of purchase. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized. Securities designated as held to maturity are part of the Corporation’s portfolio of long-term interest-earning assets. These securities are classified as held to maturity because the Corporation has the intent and ability to hold them until maturity. Securities held to maturity are reported at amortized cost. At December 31, 2005, the Corporation’s portfolio consisted primarily of mortgage-backed securities and U.S. government treasury and agency securities. See Note 5 to the Consolidated Financial Statements for additional information.
Washington Trust may acquire, hold and transact various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy. Permissible bank investments include federal funds, banker’s acceptances, commercial paper, reverse repurchase agreements, interest-bearing deposits of federally insured banks, U.S. Treasury and government-sponsored agency debt obligations, including mortgage-backed securities and collateralized mortgage obligations, municipal securities, corporate debt, trust preferred securities, mutual funds, auction rate preferred stock, common and preferred equity securities, and FHLB stock.
Investment activity is monitored by an Investment Committee, the members of which also sit on the Corporation’s Asset/Liability Committee (“ALCO”). Asset and liability management objectives are the primary influence on the Corporation’s investment activities. However, the Corporation also recognizes that there are certain specific risks inherent in investment portfolio activity. The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies that provide limitations on specific risk factors such as market risk, credit risk and concentration, liquidity risk and operational risk to help monitor risks associated with investing in securities.
The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)	2005		2004		2003
December 31,	Amount	%	Amount	%	Amount	%

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$107,651	18%	$137,663	19%	$99,094	15%
Mortgage-backed securities	428,174	69%	491,847	67%	464,825	69%
Corporate bonds	63,195	10%	78,834	10%	79,938	12%
Corporate stocks	20,214	3%	27,322	4%	29,988	4%

Total securities available for sale	$619,234	100%	$735,666	100%	$673,845	100%

(Dollars in thousands)	2005		2004		2003
December 31,	Amount	%	Amount	%	Amount	%

Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$47,250	29%	$30,000	19%	$8,000	5%
Mortgage-backed securities	84,960	52%	105,753	69%	143,162	86%
States and political subdivisions	32,497	19%	18,639	12%	14,414	9%

Total securities held to maturity	$164,707	100%	$154,392	100%	$165,576	100%

Total investment securities declined $106.1 million in 2005. The flattening of the yield curve and associated changes in investment yields relative to funding costs made reinvestment of maturing balances unattractive during the year. The funds provided by reducing investment portfolio balances were primarily used to reduce the Corporation’s FHLB advance borrowing position. The carrying value of securities available for sale decreased $116.4 million, while the carrying value of the held to maturity portfolio increased $10.3 million in 2005. See Note 5 to the Consolidated Financial Statements for detail of unrealized gains and losses on securities.
Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances. As of December 31, 2005 and 2004, the Corporation’s investment in FHLB stock totaled $35.0 million and $34.4 million, respectively.

Loans
The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)	2005		2004		2003		2002		2001
December 31,	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial:
Mortgages	$291,292	21%	$266,670	21%	$227,334	24%	$197,814	25%	$118,999	20%
Construction & development	37,190	3%	29,263	2%	12,486	1%	10,337	1%	1,930	—%
Other (1)	226,252	16%	211,778	18%	168,657	18%	174,018	22%	139,704	23%

Total commercial	554,734	40%	507,711	41%	408,477	43%	382,169	48%	260,633	43%

Residential real estate:
Mortgages	565,680	40%	494,720	40%	375,706	39%	269,548	34%	223,681	37%
Homeowner construction	17,028	2%	18,975	1%	14,149	2%	11,338	1%	11,678	2%

Total residential real estate	582,708	42%	513,695	41%	389,855	41%	280,886	35%	235,359	39%

Consumer:
Home equity lines	161,100	11%	155,001	12%	80,523	12%	81,503	10%	56,410	9%
Home equity loans	72,288	5%	54,297	4%	35,935	4%	39,010	5%	40,508	7%
Other (2)	31,078	2%	18,972	2%	46,191	—%	11,558	2%	12,735	2%

Total consumer loans	264,466	18%	228,270	18%	162,649	16%	132,071	17%	109,653	18%

Total loans	$1,401,908	100%	$1,249,676	100%	$960,981	100%	$795,126	100%	$605,645	100%

(1)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(2)	Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles
Washington Trust’s loan portfolio amounted to $1.402 billion at December 31, 2005, up $152.2 million, or 12%, in 2005. Growth occurred in all lines of business with the largest increase in residential real estate loans, which was the result of both internal loan growth as well as loans purchased from other parties.
The Corporation originates residential mortgages for both portfolio and sale, and purchases mortgages from other financial institutions. Residential real estate loans grew $69.0 million, or 13%, in 2005, including an increase of $13.3 million in purchased residential mortgages. Substantially all of the increase in purchased mortgages consisted of adjustable rate loans.
Commercial loans, including commercial real estate and construction loans, increased $47.0 million, or 9%, from the balance at December 31, 2004. Substantially all of the growth in commercial loans was the result of internal growth.
Consumer loans increased $36.2 million, or 16%, in 2005, primarily due to $18.0 million of growth in home equity loans and $6.1 million of growth in home equity lines.
An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2005 follows:

(Dollars in thousands)	1 Year	1 to 5	After 5
Matures in:	or Less	Years	Years	Totals

Construction and development (1)	$9,595	$11,048	$33,575	$54,218
Commercial — other	96,839	91,419	37,994	226,252

	$106,434	$102,467	$71,569	$280,470

(1)	Includes homeowner construction and commercial construction and development. Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Sensitivity to changes in interest rates for Real Estate Construction and Other Commercial loans due after one year is as follows:

		Floating or
	Predetermined	Adjustable
(Dollars in thousands)	Rates	Rates	Totals

Principal due after one year	$106,143	$67,893	$174,036

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
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned. Nonperforming assets were .10% of total assets at December 31, 2005, compared to 0.21% at December 31, 2004. Nonaccrual loans as a percentage of total loans decreased from 0.38% at the end of 2004 to 0.17% at December 31, 2004.
The following table presents nonperforming assets for the dates indicated:

(Dollars in thousands)
December 31,	2005	2004	2003	2002	2001

Nonaccrual loans:
Residential real estate	$1,147	$1,027	$946	$1,202	$1,161
Commercial and other:
Mortgages	394	2,357	342	1,356	1,472
Construction and development	—	390	—	—	—
Other	624	730	1,236	1,354	509
Consumer	249	227	219	265	685

Total nonaccrual loans	2,414	4,731	2,743	4,177	3,827
Other real estate owned, net	—	4	11	86	30

Total nonperforming assets	$2,414	$4,735	$2,754	$4,263	$3,857

Loans past due 90 days or more and accruing	$—	$—	$—	$—	$—

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

For the year ended December 31, 2005, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $171 thousand. Interest recognized on these loans amounted to approximately $176 thousand.
There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2005.
The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)
December 31,	2005	2004

Nonaccrual loans 90 days or more past due	$1,257	$3,498
Nonaccrual loans less than 90 days past due	1,157	1,233

Total nonaccrual loans	$2,414	$4,731

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
There were no restructured accruing loans as of December 31 in each of the years 2001 through 2005.
There were no loans whose terms had been restructured included in nonaccrual loans at December 31, 2005 and 2004.
Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2005. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual or restructured loans above. At December 31, 2005, potential problem loans amounted to approximately $4.1 million. The Corporation’s loan policy provides guidelines for the review of such loans in order to facilitate collection.
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

At December 31, 2005 and 2004, the balance of other real estate owned and repossessed assets was insignificant and was reported in other assets in the Corporations’ Consolidated Balance Sheets. Washington Trust occasionally provides financing to facilitate the sales of some of these properties. Financing is generally provided at market rates with credit terms similar to those available to other borrowers.
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
At December 31, 2005, the allowance for loan losses was $17.9 million, or 1.28% of the total loan portfolio, and 742% of total nonaccrual loans. This compares with an allowance of $16.8 million or 1.34% of the total loan portfolio, and 354% of total nonaccrual loans at December 31, 2004.
The following table reflects the activity in the allowance for loan losses for the dates presented:

(Dollars in thousands)
December 31,	2005	2004	2003	2002	2001

Balance at beginning of year	$16,771	$15,914	$15,487	$13,593	$13,135
Charge-offs:
Commercial:
Mortgages	85	215	—	27	122
Construction and development	—	—	—	—	—
Other	198	257	200	284	121
Residential:
Mortgages	—	—	—	29	—
Homeowner construction	—	—	—	—	—
Consumer	86	95	94	157	190

Total charge-offs	369	567	294	497	433

Recoveries:
Commercial:
Mortgages	71	36	17	72	—
Construction and development	—	34	—	—	—
Other	389	569	177	—	273
Residential:
Mortgages	—	—	—	—	15
Homeowner construction	—	—	—	—	—
Consumer	106	175	67	90	53

Total recoveries	566	814	261	162	341

Net (recoveries) charge-offs	(197)	(247)	33	335	92
Allowance on acquired loans	—	—	—	1,829	—
Reclassification of allowance on off-balance sheet exposures	(250)	—	—	—	—
Provision charged to earnings	1,200	610	460	400	550

Balance at end of year	$17,918	$16,771	$15,914	$15,487	$13,593

Net (recoveries) charge-offs to average loans	(.01)%	(.02)%	—%	.05%	.02%

In 2005, the Corporation reclassified to other liabilities that portion of the allowance for loan losses related to off-balance sheet credit risk.

The following table presents the allocation of the allowance for loan losses:

(Dollars in thousands)
December 31,	2005	2004	2003	2002	2001

Commercial:
Mortgages	$4,467	$4,385	$4,102	$3,161	$2,195
% of these loans to all loans	20.8%	21.3%	23.7%	24.9%	19.6%

Construction and development	713	729	294	243	33
% of these loans to all loans	2.7%	2.3%	1.3%	1.3%	.3%

Other	3,263	3,633	3,248	2,832	3,024
% of these loans to all loans	16.1%	16.9%	17.6%	21.9%	23.1%

Residential:
Mortgages	1,642	1,447	1,965	1,457	1,230
% of these loans to all loans	40.3%	39.7%	39.0%	33.9%	36.9%

Homeowner construction	43	47	74	61	64
% of these loans to all loans	1.2%	1.5%	1.5%	1.4%	2.0%

Consumer	1,585	1,323	1,507	1,305	1,222
% of these loans to all loans	18.9%	18.3%	16.9%	16.6%	18.1%

Unallocated	6,205	5,207	4,724	6,428	5,825

Balance at end of year	$17,918	$16,771	$15,914	$15,487	$13,593
	100.0%	100.0%	100.0%	100.0%	100.0%

Investment in Bank-Owned Life Insurance (“BOLI”)
BOLI amounted to $30.4 million and $29.2 million at December 31, 2005 and 2004, respectively. BOLI provides a means to mitigate increasing employee benefit costs. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an interest sensitive asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is included in the Consolidated Balance Sheets at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.
Deposits
Total deposits amounted to $1.639 billion at December 31, 2005, up $181.4 million, or 12%, from the balance at December 31, 2004 with the largest increase in time deposits. Increases in rates paid on time deposits resulted in a shift in deposit mix from savings accounts to time deposits.
Demand deposits amounted to $196.1 million at December 31, 2005, up $6.5 million, or 3%, from December 31, 2004.
NOW account balances increased $4.0 million, or 2%, in 2005 and totaled $178.7 million at December 31, 2005.
Money market account balances totaled $223.3 million at December 31, 2005, up $26.5 million, or 13%, from December 31, 2004.

During 2005, savings deposits declined $39.4 million, or 16%, and amounted to $212.5 million at December 31. 2005.
Time deposits (including brokered certificates of deposit) amounted to $828.7 million, up $183.9 million, or 29%, during 2005. The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources. Brokered time deposits amounted to $200.1 million, up $30.5 million, or 18%, during 2005. Excluding the brokered time deposits, time deposits rose $153.4 million, or 32%, in 2005 due to growth in consumer and commercial certificates of deposit.
Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. During 2005, the Corporation reduced its FHLB advance borrowing position by $127.4 million, primarily in connection with the reduction of its securities portfolio. Included in the December 31, 2005 balance are $60.5 million of callable advances with call dates ranging from January 2006 through November 2007.
In the third quarter of 2005, the Corporation issued $22.7 million of junior subordinated debentures and recorded a liability of $5.4 million for minimum future payments due in connection with the acquisition of Weston Financial. See additional discussion on the acquisition in Note 2 to the Consolidated Financial Statements.
Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits. Deposits (demand, NOW, money market, savings and time deposits) funded approximately 66.1% of total average assets in 2005. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and federal funds purchased), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.
The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during 2005. Net loans as a percentage of total assets amounted to 58% at December 31, 2005, compared to 53% at December 31, 2004. Total securities as a percentage of total assets amounted to 33% at December 31, 2005, down from 39% at December 31, 2004.
For 2005, net cash provided by financing activities amounted to $69.2 million and was generated primarily from overall growth in deposits, offset in part by reductions in FHLB advances. Deposits increased $181.4 million in 2005, including an increase of $30.5 million in brokered deposits. FHLB repayments exceeded advances by $127.4 million in 2005. Net cash used in investing activities was $84.3 million in 2005. Included in net cash used in investing activities in 2005 was $19.8 million of net cash paid in connection with the Weston Financial acquisition. In 2005, the Corporation purchased $73.5 million of mainly adjustable rate residential mortgages from other institutions and funded $78.8 million in loans originated. Net cash provided by operating activities amounted to $29.1 million in 2005, $23.0 million of which was generated by net income. See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.
Total shareholders’ equity amounted to $158.4 million at December 31, 2005, compared to $151.9 million at December 31, 2004. The increase in shareholder’s equity in 2005 was primarily attributable to net income of $23.0 million, which was partially offset by $9.6 million in dividends to shareholders and an $8.6 million decrease in accumulated other comprehensive income. The decrease in accumulated other comprehensive income in 2005 was attributable to reductions in net unrealized gains on securities.
The ratio of total equity to total assets amounted to 6.60% at December 31, 2005, compared to 6.58% at December 31, 2004. Book value per share at December 31, 2005 amounted to $11.86, a 4% increase from the year-earlier amount of $11.44 per share. The acquisition of Weston Financial added approximately $31.3 million in goodwill and other intangible assets to the balance sheet and, accordingly, tangible book value declined from $9.64 per share at the end of 2004 to $7.79 per share at December 31, 2005.
The Corporation is subject to various regulatory capital requirements. The Corporation is categorized as well-capitalized under the regulatory framework for prompt corrective action. See Note 17 to the Consolidated Financial Statements for additional discussion of capital requirements.
Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments. The following table summarizes our contractual cash obligation and other commitments at December 31, 2005.

	Payments Due by Period
		Less Than			After
(Dollars in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual Obligations:
FHLB advances (1)	$545,323	$144,635	$213,151	$109,310	$78,227
Junior subordinated debentures	22,681	—	—	—	22,681
Operating lease obligations	2,263	870	969	384	40
Software licensing arrangements	884	602	170	96	16
Treasury, tax and loan demand note	3,794	3,794	—	—	—
Other borrowings	5,980	63	3,819	1,805	293

Total contractual obligations	$580,925	$149,964	$218,109	$111,595	$101,257

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

	Amount of Commitment Expiration — Per Period
		Less Than			After
(Dollars in thousands)	Total	1 Year	1-3 Years	4-5 Years	5 Years

Other Commitments:
Commercial loans	$105,971	$78,049	$12,195	$4,867	$10,860
Home equity lines	174,073	1,778	7,975	8,217	156,103
Other loans	17,271	14,845	—	2,426	—
Standby letters of credit	10,986	1,308	9,188	490	—
Forward loan commitments to:
Originate loans	2,188	2,188	—	—	—
Sell loans	2,626	2,626	—	—	—

Total commitments	$313,115	$100,794	$29,358	$16,000	$166,963

See Note 10 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.
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
The ALCO manages the Corporation’s interest rate risk using income simulation to measure interest rate risk inherent in the Corporation’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, the month 13 to month 24 horizon, and a 60-month horizon. The simulations assume that the size and general composition of the

Corporation’s balance sheet remain static over the simulation horizons and take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios. The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.
The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of December 31, 2005 and 2004, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.
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
The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of December 31, 2005 and 2004. Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their historical insensitivity to rate changes. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	2005		2004
December 31,	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24

100 basis point rate decrease	-0.08%	-1.18%	-1.31%	-4.07%
100 basis point rate increase	0.93%	-0.14%	1.26%	0.76%
200 basis point rate increase	1.59%	-1.31%	2.26%	0.27%
The ALCO estimates that the negative exposure of net interest income to falling rates as compared to an unchanged rate scenario results from the difficulty of reducing rates paid on core savings deposits significantly below current levels. If rates were to fall and remain low for a sustained period, core savings deposit rates would likely not fall as fast as other market rates, while asset yields would decline as current asset holdings mature or reprice. The pace of asset cash flows would also be likely to increase in a falling rate environment due to more rapid mortgage-related prepayments and redemption of callable securities.
The modest positive exposure of net interest income to rising rates in Year 1 as compared to an unchanged rate scenario results from a more rapid relative rate of increase in asset yields than funding costs over the near term. For simulation purposes, core savings rate changes are anticipated to lag other market rates related to loan and investment yields in both timing and magnitude. The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving a further flattening or inversion of the yield curve, incorporates certain assumptions regarding the shift in mix from low-cost core savings deposits to higher-cost time deposits, which has altered the composition of the balance sheet in the current rising interest rate cycle.
The negative exposure of net interest income to rising rates in Year 2 as compared to an unchanged rate scenario is primarily attributable to an increase in funding costs associated with retail deposits. With the flattening of the yield curve, consumer demand for time deposits has increased more rapidly than growth in other lower-cost deposit categories. For modeling purposes, this trend is expected to continue even if interest rates remain unchanged, since the ALCO believes that a shift in deposit mix more heavily weighted towards time deposits accurately reflects current operating conditions. Although asset yields would also increase in a rising interest rate environment, the cumulative impact of relative growth in the rate-sensitive time deposit category suggests that by Year 2 of rising interest rate scenarios, the increase in the Corporation’s cost of funds could result in a relative decline in net interest margin compared to an unchanged rate scenario.
While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin since the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated. Firstly, simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost time deposits noted above. The static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO’s estimates. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.
The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of December 31, 2005 and 2004 resulting from immediate parallel rate shifts:

	Down 100	Up 200
(Dollars in thousands)	Basis	Basis
Security Type	Points	Points

U.S. Treasury and government-sponsored agency securities (noncallable)	2,607	(4,669)
U.S. government-sponsored agency securities (callable)	1,036	(3,949)
Mortgage-backed securities	9,266	(24,522)
Corporate securities	624	(1,187)

Total change in market value as of December 31, 2005	$13,533	$(34,327)

Total change in market value as of December 31, 2004	$9,611	$(37,247)

See Note 10 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

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

Management’s Annual Report on Internal Control Over Financial Reporting
The management of Washington Trust Bancorp, Inc. and subsidiaries (the “Corporation”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Corporation. The Corporation’s internal control system was designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of published financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2005, the Corporation’s internal control over financial reporting is effective based on those criteria.
Washington Trust Bancorp, Inc. acquired Weston Financial Group, Inc. during 2005, and management excluded from its assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, the internal control over financial reporting associated with the acquired entity’s total assets of $2.3 million and total revenues of $3.2 million included in the consolidated financial statements of the Corporation as of and for the year ended December 31, 2005.
The Corporation’s independent registered public accounting firm has issued an attestation report on our assessment of the Corporation’s internal control over financial reporting. This report appears on the following page of this Annual Report on Form 10-K.

/s/ John C. Warren	/s/ David V. Devault

John C. Warren	David V. Devault
Chairman and	Executive Vice President, Secretary,
Chief Executive Officer	Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:
     We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Washington Trust Bancorp, Inc. and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.
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
     In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO.
     Washington Trust Bancorp, Inc. acquired Weston Financial Group, Inc. during 2005, and management excluded from its assessment of the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, the internal control over financial reporting associated with the acquired entity’s total assets of $2.3 million and total revenues of $3.2 million included in the consolidated financial statements of the Corporation as of and for the year ended December 31, 2005. Our audit of the internal control over financial reporting of the Corporation also excluded an evaluation of the internal control over financial reporting of Weston Financial Group, Inc.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2005 and 2004, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005, and our report dated March 15, 2006 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Providence, Rhode Island
March 15, 2006

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:
We have audited the consolidated financial statements of Washington Trust Bancorp, Inc. and subsidiaries (the “Corporation”) as listed in the accompanying index. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 15, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.
/s/ KPMG LLP
Providence, Rhode Island
March 15, 2006

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

December 31,	2005	2004

Assets:
Cash and due from banks	$48,997	$34,801
Federal funds sold and other short-term investments	17,166	17,280
Mortgage loans held for sale	439	1,095
Securities:
Available for sale, at fair value; amortized cost $620,638 in 2005 and $724,209 in 2004	619,234	735,666
Held to maturity, at cost; fair value $162,756 in 2005 and $156,270 in 2004	164,707	154,392

Total securities	783,941	890,058
Federal Home Loan Bank stock, at cost	34,966	34,373
Loans:
Commercial and other	554,734	507,711
Residential real estate	582,708	513,695
Consumer	264,466	228,270

Total loans	1,401,908	1,249,676
Less allowance for loan losses	17,918	16,771

Net loans	1,383,990	1,232,905
Premises and equipment, net	23,737	24,248
Accrued interest receivable	10,594	9,367
Investment in bank-owned life insurance	30,360	29,249
Goodwill	39,963	22,591
Identifiable intangible assets	14,409	1,309
Other assets	13,441	10,544

Total assets	$2,402,003	$2,307,820

Liabilities:
Deposits:
Demand deposits	$196,102	$189,588
NOW accounts	178,677	174,727
Money market accounts	223,255	196,775
Savings accounts	212,499	251,920
Time deposits	828,725	644,875

Total deposits	1,639,258	1,457,885
Dividends payable	2,408	2,257
Federal Home Loan Bank advances	545,323	672,748
Junior subordinated debentures	22,681	—
Other borrowings	9,774	3,417
Accrued expenses and other liabilities	24,113	19,661

Total liabilities	2,243,557	2,155,968

Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares in 2005 and 2004; issued 13,372,295 shares in 2005 and 13,278,685 shares in 2004	836	830
Paid-in capital	33,676	31,718
Retained earnings	126,735	113,314
Unearned stock-based compensation	(898)	(737)
Accumulated other comprehensive (loss) income	(1,653)	6,937
Treasury stock, at cost; 10,519 shares in 2005 and 9,309 shares in 2004	(250)	(210)

Total shareholders’ equity	158,446	151,852

Total liabilities and shareholders’ equity	$2,402,003	$2,307,820

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

Years ended December 31,	2005	2004	2003

Interest income:
Interest and fees on loans	$78,931	$60,828	$51,603
Interest on securities	33,820	33,787	32,430
Dividends on corporate stock and Federal Home Loan Bank stock	2,491	2,105	2,081
Interest on federal funds sold and other short-term investments	451	133	131

Total interest income	115,693	96,853	86,245

Interest expense:
Deposits	32,186	22,197	18,554
Federal Home Loan Bank advances	22,233	20,153	18,819
Junior subordinated debentures	458	—	—
Other	160	62	73

Total interest expense	55,037	42,412	37,446

Net interest income	60,656	54,441	48,799
Provision for loan losses	1,200	610	460

Net interest income after provision for loan losses	59,456	53,831	48,339

Noninterest income:
Wealth management and trust services	16,421	13,048	10,769
Service charges on deposit accounts	4,502	4,483	4,920
Merchant processing fees	5,203	4,259	3,410
Net gains on loan sales	1,679	1,901	4,690
Income from bank-owned life insurance	1,110	1,175	1,161
Net realized gains on securities	357	248	630
Other income	1,674	1,791	1,155

Total noninterest income	30,946	26,905	26,735

Noninterest expense:
Salaries and employee benefits	32,133	28,816	26,945
Net occupancy	3,460	3,201	2,979
Equipment	3,456	3,267	3,380
Merchant processing costs	4,319	3,534	2,716
Advertising and promotion	1,977	1,748	1,440
Legal, audit and professional fees	1,900	1,535	1,242
Outsourced services	1,723	1,616	1,333
Amortization of intangibles	852	644	719
Debt prepayment penalties	—	—	941
Other	6,573	6,012	5,937

Total noninterest expense	56,393	50,373	47,632

Income before income taxes	34,009	30,363	27,442
Income tax expense	10,985	9,534	8,519

Net income	$23,024	$20,829	$18,923

Weighted average shares outstanding — basic	13,315.2	13,227.8	13,114.1
Weighted average shares outstanding — diluted	13,626.7	13,542.7	13,393.6
Per share information:
Basic earnings per share	$1.73	$1.57	$1.44
Diluted earnings per share	$1.69	$1.54	$1.41
Cash dividends declared per share	$.72	$.68	$.62
The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
				Unearned	Other
	Common	Paid-in	Retained	Stock-Based	Comprehensive	Treasury
	Stock	Capital	Earnings	Compensation	Income (Loss)	Stock	Total

Balance at January 1, 2003	$818	$28,767	$90,717	$(24)	$9,294	$(851)	$128,721
Net income			18,923				18,923
Unrealized losses on securities, net of $1,002 income tax benefit					(2,499)		(2,499)
Reclassification adjustments for net realized gains included in net income, net of $220 income tax expense					(410)		(410)
Minimum pension liability adjustment, net of $153 income tax benefit					(284)		(284)

Comprehensive income							15,730
Cash dividends declared			(8,148)				(8,148)
Restricted stock award		29		(29)			—
Amortization of restricted stock				31			31
Shares issued	7	1,072				851	1,930
Shares repurchased						(209)	(209)

Balance at December 31, 2003	$825	$29,868	$101,492	$(22)	$6,101	$(209)	$138,055

Net income			20,829				20,829
Unrealized gains on securities, net of $383 income tax expense					1,006		1,006
Reclassification adjustments for net realized gains included in net income, net of $87 income tax expense					(161)		(161)
Minimum pension liability adjustment, net of $5 income tax benefit					(9)		(9)

Comprehensive income							21,665
Cash dividends declared			(9,007)				(9,007)
Restricted stock unit award		850		(850)			—
Amortization of restricted stock				135			135
Shares issued	5	1,000				154	1,159
Shares repurchased						(155)	(155)

Balance at December 31, 2004	$830	$31,718	$113,314	$(737)	$6,937	$(210)	$151,852

Net income			23,024				23,024
Unrealized losses on securities, net of $4,443 income tax benefit					(8,061)		(8,061)
Reclassification adjustments for net realized gains included in net income, net of $125 income tax expense					(232)		(232)
Minimum pension liability adjustment, net of $160 income tax benefit					(297)		(297)

Comprehensive income							14,434
Cash dividends declared			(9,603)				(9,603)
Restricted stock and stock unit awards, net		533		(533)			—
Amortization of restricted stock				372			372
Shares issued	6	1,425				29	1,460
Shares repurchased						(69)	(69)

Balance at December 31, 2005	$836	$33,676	$126,735	$(898)	$(1,653)	$(250)	$158,446

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2005	2004	2003

Cash flows from operating activities:
Net income	$23,024	$20,829	$18,923
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	610	460
Depreciation of premises and equipment	3,020	3,124	3,162
Net amortization of premium and discount	2,295	2,758	5,355
Net amortization of intangibles	852	644	719
Amortization of restricted stock	372	135	31
Deferred income tax benefit	1,296	(296)	(701)
Net gains on loan sales	(1,679)	(1,901)	(4,690)
Net realized gains on securities	(357)	(248)	(630)
Earnings from bank-owned life insurance	(1,110)	(1,175)	(1,161)
Proceeds from sales of loans	65,000	67,426	185,214
Loans originated for sale	(63,045)	(64,456)	(178,979)
(Increase) decrease in accrued interest receivable, excluding purchased interest	(1,008)	(1,075)	222
Decrease (increase) in other assets	2,379	(1,755)	2,081
(Decrease) increase in accrued expenses and other liabilities	(3,145)	1,578	2,042
Other, net	—	557	(260)

Net cash provided by operating activities	29,094	26,755	31,788

Cash flows from investing activities:
Securities available for sale: Purchases	(142,253)	(297,287)	(456,596)
Proceeds from sales	67,542	4,604	42,858
Maturities and principal repayments	177,014	230,396	289,901
Securities held to maturity: Purchases	(45,689)	(44,537)	(62,347)
Maturities and principal repayments	35,009	55,190	137,416
Purchases of Federal Home Loan Bank stock	(593)	(2,909)	(6,882)
Net increase in loans	(78,822)	(169,228)	(34,534)
Purchases of loans, including purchased interest	(73,520)	(119,796)	(132,317)
Proceeds from the sale of other real estate owned	4	6	87
Purchases of premises and equipment	(2,443)	(2,431)	(3,687)
Purchases of bank-owned life insurance	—	—	(4,900)
Equity investment in capital trusts	(681)	—	—
Cash paid for acquisition, including deferred acquisition obligations, net of cash acquired	(19,827)	—	—

Net cash used in investing activities	(84,259)	(345,992)	(231,001)

Cash flows from financing activities:
Net increase in deposits	181,384	251,767	95,855
Net (decrease) increase in other borrowings	970	1,106	(6,872)
Proceeds from Federal Home Loan Bank advances	669,643	1,077,228	1,395,331
Repayment of Federal Home Loan Bank advances	(796,919)	(1,011,465)	(1,268,143)
Purchase of treasury stock	(69)	(155)	(209)
Net effect of common stock issuances	1,009	590	1,174
Proceeds from the issuance of junior subordinated debentures	22,681	—	—
Cash dividends paid	(9,452)	(8,863)	(7,861)

Net cash provided by financing activities	69,247	310,208	209,275

Net increase (decrease) in cash and cash equivalents	14,082	(9,029)	10,062
Cash and cash equivalents at beginning of year	52,081	61,110	51,048

Cash and cash equivalents at end of year	$66,163	$52,081	$61,110

Noncash Investing and Financing Activities:
Loans charged off	$369	$567	$294
In conjunction with the purchase acquisition detailed in Note 2 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired	33,763	—	—
Fair value of liabilities assumed	7,347	—	—
Supplemental Disclosures: Interest payments	53,722	41,305	37,311
Income tax payments	11,962	9,731	7,834
The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005 and 2004
General
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company and financial holding company. The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank founded in 1800. Through its subsidiaries, the Bancorp offers a complete product line of financial services including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services through its branch offices in Rhode Island, Massachusetts and southeastern Connecticut.
(1) Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”). All significant intercompany transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year classification.
The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses and the review of goodwill and other intangible assets for impairment.
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
When a decline in market value of a security is considered other than temporary, the cost basis of the individual security is written down to fair value as the new cost basis and the write-down is charged to net realized securities losses in the consolidated statements of income. Washington Trust does not have a trading portfolio.
Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the interest method. Realized gains or losses from sales of equity securities are determined using the average cost method, while other realized gains and losses are determined using the specific identification method.
Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston. As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB. The Bank may redeem FHLB stock in excess of the minimum required. In addition, the FHLB may require members to redeem stock in excess of the requirement. FHLB stock is redeemable at par value, which equals cost. Since no market exists for these shares, they are carried at par value.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
Mortgage Banking Activities
Mortgage Loans Held for Sale — Residential mortgage loans originated for sale are classified as held for sale. These loans are specifically identified and are carried at the lower of aggregate cost, net of unamortized deferred loan origination fees and costs, or market. Gains or losses on sales of loans are included in noninterest income and are recognized at the time of sale.
Loan Servicing Rights — Rights to service loans for others are recognized as an asset, including rights acquired through both purchases and originations. The total cost of originated loans that are sold with servicing rights retained is allocated between the loan servicing rights and the loans without servicing rights based on their relative fair values. Capitalized loan servicing rights are included in other assets and are amortized as an offset to other income over the period of estimated net servicing income. They are periodically evaluated for impairment based on their fair value. Impairment is measured on an aggregated basis according to interest rate band and period of origination. The fair value is estimated based on the present value of expected cash flows, incorporating assumptions for discount rate, prepayment speed and servicing cost. Any impairment is recognized as a charge to earnings through a valuation allowance.
Loans
Portfolio Loans — Loans held in the portfolio are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs. Interest income is accrued on a level yield basis based on principal amounts outstanding. Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loans.
Nonaccrual Loans — Loans, with the exception of certain well-secured residential mortgage loans, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent cash receipts on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectibility of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.
Impaired Loans — A loan is impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. All nonaccrual commercial loans are considered to be impaired. Impairment is measured on a discounted cash flow method, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. Impairment is measured based on the fair value of the collateral if it is determined that foreclosure is probable.
Restructured Loans — Restructured loans include those for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments have been granted due to a borrower’s financial condition. Subsequent cash receipts on restructured loans are applied to the outstanding principal balance of the loan, or recognized as interest income depending on management’s assessment of the ultimate collectibility of the loan.
Allowance for Loan Losses
A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for certain specific loans, (2) general loss allocations for certain loan types based on credit grade and loss experience factors, and (3) general loss allocations for other

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with accounting principles generally accepted in the United States of America (SFAS 114, “Accounting by Creditors for Impairment of a Loan—an amendment of FASB Statements No. 5 and 15”). Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible.
While management believes that the allowance for loan losses is adequate, future additions to the allowance may be necessary based on changes in economic conditions. In addition, various regulatory agencies periodically review the allowance for loan losses. Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.
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
Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets and other intangible assets are reviewed for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable. If impairment is determined to exist, any related impairment loss is calculated based on fair value. Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.
Other Real Estate Owned (“OREO”)
OREO consists of property acquired through foreclosure and loans determined to be substantively repossessed. Real estate loans that are substantively repossessed include only those loans for which the Corporation has taken possession of the collateral, but has not completed legal foreclosure proceedings.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
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
Bank-Owned Life Insurance (“BOLI”)
BOLI represents life insurance on the lives of certain Bank employees who have provided positive consent allowing the Bank to be the beneficiary of such policies. Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes. The cash value is included in assets. The financial strength of the insurance carrier is reviewed prior to the purchase of BOLI and annually thereafter.
Transfers and Servicing of Assets and Extinguishments of Liabilities
The accounting for transfers and servicing of financial assets and extinguishments of liabilities is based on consistent application of a financial components approach that focuses on control. This approach distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. After a transfer of financial assets, the Corporation recognizes all financial and servicing assets it controls and liabilities it has incurred and derecognizes financial assets it no longer controls and liabilities that have been extinguished. This financial components approach focuses on the assets and liabilities that exist after the transfer. Many of these assets and liabilities are components of financial assets that existed prior to the transfer. If a transfer does not meet the criteria for a sale, the transfer is accounted for as a secured borrowing with a pledge of collateral.
Fee Revenue
Revenue from wealth management and trust services is primarily accrued as earned based upon a percentage of asset values under administration. Certain trust service and financial planning fee revenue is recognized to the extent that services have been completed. Fee revenue from deposit service charges is generally recognized when earned. Fee revenue for merchant processing services is generally accrued as earned.
Pension Costs
Pension benefits are accounted for using the net periodic benefit cost method, which recognizes the compensation cost of an employee’s pension benefit over that employee’s approximate service period.
Stock-Based Compensation
Compensation cost for stock-based compensation plans is measured using the intrinsic value based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25. In addition, pro-forma disclosures are presented for net income and earnings per share computed using the fair value based method of accounting for these plans as required by Statement of Financial Accounting Standards (“SFAS”) No. 123 and SFAS No. 148.
In determining the pro forma disclosures required by SFAS No. 123 and SFAS No. 148, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents pro forma net income and earnings per share assuming the stock option plan was accounted for using the fair value method prescribed by SFAS No. 123 and SFAS No. 148, the weighted average assumptions used and the grant date fair value of options granted in 2005, 2004 and 2003:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

(Dollars in thousands, except per share amounts)
Years ended December 31,	2005	2004	2003

Net income, as reported	$23,024	$20,829	$18,923
Less:
Total stock–based compensation expense determined under fair value based method for all awards, net of related tax effects	(1,586)	(776)	(1,033)

Pro forma net income	21,438	$20,053	$17,890
Earnings per share:
Basic – as reported	$1.73	$1.57	$1.44
Basic – pro forma	$1.61	$1.52	$1.36
Diluted – as reported	$1.69	$1.54	$1.41
Diluted – pro forma	$1.57	$1.48	$1.34

Weighted average fair value	$7.30	$8.95	$6.56
Expected life	4.8 year	6.3 year	6.3 years
Risk-free interest rate	4.13%	3.97%	3.13%
Expected volatility	33.0%	35.4%	39.8%
Expected dividend yield	2.7%	2.8%	2.8%
The pro forma effect on net income and earnings per share for 2005, 2004 and 2003 is not representative of the pro forma effect on net income and earnings per share for future years.
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.
Derivative Instruments and Hedging Activities
Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149. All derivatives are recognized as either assets or liabilities in the balance sheet and are measured at fair value. Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income (loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting. Hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge — fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income (loss) for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred. There may be increased volatility in net income and other comprehensive income (loss) on an ongoing basis as a result of accounting for derivative instruments in accordance with SFAS No. 133, as amended.
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
From time to time, interest rate contracts (swaps and floors) are used as part of interest rate risk management strategy. Interest rate swap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities.
By using derivative financial instruments to hedge exposures to changes in interest rates, the Corporation exposes itself to credit risk and market risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Corporation, which creates credit risk for the Corporation. When the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is minimized by entering into transactions with highly rated counterparties that management believes to be creditworthy.
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
(2) Acquisition
On August 31, 2005, the Corporation completed its acquisition of Weston Financial Group, Inc. (“Weston Financial”), a registered investment advisor and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. The results of Weston Financial’s operations have been included in the Consolidated Statements of Income since that date. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations” and the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” were also applied. See Note 9 for additional information on Goodwill and Other Intangibles.
The acquisition of Weston Financial increased the size and range of products and services offered by Washington Trust’s wealth management services group. As a result of the Weston Financial acquisition, investment management and trust assets under administration increased from approximately $1.9 billion to $3.3 billion.
Pursuant to the Stock Purchase Agreement dated March 18, 2005, by and among the Corporation, Weston Financial and Weston Financial’s shareholders, the Corporation purchased all of the outstanding shares of capital stock of Weston Financial in exchange for an aggregate amount of cash equal to $20.3 million plus certain future payments. The future payments include minimum payments of $2 million per year in each of the years 2007, 2008 and 2009. The present value of these minimum payments amounting to $5.5 million is included in Other Borrowings in the Consolidated Balance Sheet. In addition, the transaction is structured to provide for the contingent payment of additional amounts up to a maximum of $18.5 million based on operating results in each of the years during a three-year earn-out period ending December 31, 2008. Contingent payments will be added to goodwill and recorded as liabilities at the time the payments are determinable beyond a reasonable doubt.
The following table summarizes the fair values of the assets acquired and liabilities assumed for Weston Financial at August 31, 2005, the date of acquisition.

(Dollars in thousands)

Assets:
Cash and due from banks	$1,060
Short-term investments	142
Equipment, net	72
Goodwill	17,372
Other identified intangible assets	13,952
Other assets	1,165

Total assets acquired	$33,763

Liabilities:
Accrued expenses and other liabilities	7,347

Total liabilities acquired	$7,347

Net assets acquired	$26,416

Washington Trust financed the payments made at closing through the issuance of two series of trust preferred stock by newly-formed special purpose finance entities in an aggregate amount of $22 million (see Note 12). In connection with the transaction Washington Trust also elected to become a financial holding company.
(3) New Accounting Pronouncements
In December 2003, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position (“SOP”) 03-3, “Accounting for Certain Loans or Debt Securities Acquired in a Transfer.” SOP 03-3 requires loans acquired through a transfer, such as a business combination, where there are differences in expected cash flows and contractual cash flows due in part to credit quality, to be recognized at their fair value. The yield

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
that may be accreted is limited to the excess of the investor’s estimate of undiscounted expected principal, interest and other cash flows over the investor’s initial investment in the loan. The excess of contractual cash flows over expected cash flows is not to be recognized as an adjustment of yield, loss accrual or valuation allowance. Valuation allowances cannot be created nor “carried over” in the initial accounting for loans acquired in a transfer of loans with evidence of deterioration of credit quality since origination. However, valuation allowances for non-impaired loans acquired in a business combination can be carried over. This SOP is effective for loans acquired in fiscal years beginning after December 15, 2004, with early adoption encouraged. The adoption of SOP 03-3 did not have a material impact on the Corporation’s financial position or results of operations.
In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123R (“SFAS 123R”)(revised December 2004), “Share-Based Payment”, which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123, however non-employee directors are included in the scope of SFAS 123R. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. SFAS 123R allows the use of valuation models other than those prescribed in SFAS 123. On April 14, 2005, the SEC delayed the effective date for SFAS 123R, which allows companies to implement the statement at the beginning of their first fiscal year beginning after June 15, 2005, which will be January 1, 2006 for the Corporation. The pro forma costs of stock option expense estimated in Note 1 using the Black-Scholes method may not be representative of the costs recognized by the Corporation upon adoption of SFAS 123R because of, among other things, changes in the number of options granted in the future as well as future changes to the valuation model and underlying assumptions.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No. 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principle. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principles, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. SFAS No. 154 requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This statement carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This statement also carries forward the guidance in APB Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this statement was issued. The Corporation believes the adoption of SFAS No. 154 will not have a material impact on the Corporation’s financial position or results of operations.
In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired, and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments.
(4) Cash and Due From Banks
The Bank is required to maintain certain average reserve balances with the Federal Reserve Board. Such reserve balances amounted to $18.9 million and $17.3 million at December 31, 2005 and 2004, respectively.
(5) Securities
Securities are summarized as follows:
(Dollars in thousands)

	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$107,135	$1,332	$(816)	$107,651
Mortgage-backed securities	436,142	1,019	(8,987)	428,174
Corporate bonds	63,565	346	(716)	63,195
Corporate stocks	13,796	6,573	(155)	20,214

Total securities available for sale	620,638	9,270	(10,674)	619,234

Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	47,250	—	(797)	46,453
Mortgage-backed securities	84,960	768	(1,527)	84,201
States and political subdivisions	32,497	72	(467)	32,102

Total securities held to maturity	164,707	840	(2,791)	162,756

Total securities	$785,345	$10,110	$(13,465)	$781,990

(Dollars in thousands)

	Amortized	Unrealized	Unrealized	Fair
December 31, 2004	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$135,513	$2,771	$(621)	$137,663
Mortgage-backed securities	492,364	2,944	(3,461)	491,847
Corporate bonds	78,364	953	(483)	78,834
Corporate stocks	17,968	9,443	(89)	27,322

Total securities available for sale	724,209	16,111	(4,654)	735,666

Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	30,000	3	(127)	29,876
Mortgage-backed securities	105,753	1,927	(208)	107,472
States and political subdivisions	18,639	348	(65)	18,922

Total securities held to maturity	154,392	2,278	(400)	156,270

Total securities	$878,601	$18,389	$(5,054)	$891,936

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
Included in corporate stocks at December 31, 2005 are preferred stocks, which are callable at the discretion of the issuer, with an amortized cost of $7.2 million and a fair value of $7.4 million. Call features on these stocks range from three months to three years.
At December 31, 2005 and 2004, the securities portfolio included $(3.4) million and $13.3 million of net pretax unrealized (losses) gains, respectively. Included in these net amounts were gross unrealized losses amounting to $13.5 million and $5.1 million at December 31, 2005 and 2004, respectively.
The following tables summarize, for all securities in an unrealized loss position at December 31, 2005 and 2004, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer				Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2005	#	Value	Losses	#	Value	Losses	#	Value	Losses

U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	12	$70,586	$827	6	$43,464	$786	18	$114,050	$1,613
Mortgage-backed securities	56	178,688	2,565	47	238,844	7,949	103	417,532	10,514
States and political subdivisions	33	19,129	349	5	3,557	118	38	22,686	467
Corporate bonds	5	10,929	75	9	25,019	641	14	35,948	716

Subtotal, debt securities	106	279,332	3,816	67	310,884	9,494	173	590,216	13,310
Corporate stocks	6	2,617	126	1	483	28	7	3,100	155

Total temporarily impaired securities	112	$281,949	$3,942	68	$311,367	$9,522	180	$593,316	$13,465

(Dollars in thousands)	Less than 12 Months				12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2004	#	Value	Losses	#	Value	Losses	#	Value	Losses

U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	10	$73,436	$497	1	$11,749	$251	11	$85,185	$748
Mortgage-backed securities	40	271,485	2,310	19	88,313	1,359	59	359,798	3,669
States and political subdivisions	6	3,982	65	—	—	—	6	3,982	65
Corporate bonds	7	20,183	182	5	11,737	301	12	31,920	483

Subtotal, debt securities	63	369,086	3,054	25	111,799	1,911	88	480,885	4,965
Corporate stocks	4	2,207	68	1	479	21	5	2,686	89

Total temporarily impaired securities	67	$371,293	$3,122	26	$112,278	$1,932	93	$483,571	$5,054

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to interest rates. The majority of debt securities reported in an unrealized loss position at December 31, 2005 were purchased during 2005, 2004 and 2003, during which interest rates were at or near historical lows. The relative increase in short and medium term interest rates towards the end of 2005 resulted in a decline in market value for these debt securities. Other contributing factors for debt securities reported in an unrealized loss position at December 31, 2005 include widening of investment spreads on certain variable rate asset classes, which have resulted in relative declines in market value compared to amortized cost. The Corporation believes that the nature and duration of impairment on its debt

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
securities. Other contributing factors for debt securities reported in an unrealized loss position at December 31, 2005 include widening of investment spreads on certain variable rate asset classes, which have resulted in relative declines in market value compared to amortized cost. The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of future interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at December 31, 2005 consisted of 173 debt security holdings. The largest loss percentage of any single holding was 6.4% of its amortized cost.
Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The Corporation believes that the nature and duration of impairment on its equity securities holdings are a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at December 31, 2005 consisted of seven holdings of financial and commercial entities. The largest loss percentage position of any single holding was 11.8% of its cost.
The maturities of debt securities as of December 31, 2005 are presented below. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments. All other securities are included based on contractual maturities. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt obligations are not computed on a tax equivalent basis. Included in the securities portfolio at December 31, 2005 were debt securities with an aggregate carrying value of $127.7 million that are callable at the discretion of the issuers. Final maturities of the callable securities range from ten months to twenty-six years, with call features ranging from one month to ten years.

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies:
Amortized cost	$2,979	$74,372	$29,784	$—	$107,135
Weighted average yield	7.43%	4.70%	5.45%	—%	4.98%
Mortgage-backed securities:
Amortized cost	94,003	219,444	98,605	24,090	436,142
Weighted average yield	4.52%	4.66%	4.62%	4.47%	4.61%
Corporate bonds:
Amortized cost	2,027	21,686	9,121	30,731	63,565
Weighted average yield	6.54%	4.73%	5.22%	4.94%	4.96%

Total debt securities:
Amortized cost	$99,009	$315,502	$137,510	$54,821	$606,842
Weighted average yield	4.65%	4.67%	4.84%	4.73%	4.71%

Fair value	$97,294	$311,726	$135,799	$54,201	$599,020

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals

Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies:
Amortized cost	$5,250	$42,000	$—	$—	$47,250
Weighted average yield	3.25%	3.58%	—%	—%	3.55%
Mortgage-backed securities:
Amortized cost	17,914	42,140	20,705	4,201	84,960
Weighted average yield	5.24%	5.00%	4.59%	4.11%	4.91%
States and political subdivisions:
Amortized cost	4,733	2,909	9,175	15,680	32,497
Weighted average yield	4.19%	3.52%	3.46%	3.83%	3.75%

Total debt securities:
Amortized cost	$27,897	$87,049	$29,880	$19,881	$164,707
Weighted average yield	4.69%	4.27%	4.25%	3.89%	4.29%

Fair value	$27,591	$85,927	$29,584	$19,654	$162,756

The following is a summary of amounts relating to sales of securities available for sale:

(Dollars in thousands)

Years ended December 31,	2005	2004	2003

Proceeds from sales	$67,542	$4,604	$42,858

Gross realized gains	$1,840	$937	$630
Gross realized losses	(1,451)	(689)	—
Other than temporary write-downs	(32)	—	—

Net realized gains	$357	$248	$630

Included in net realized gains on securities in 2005 were $32 thousand in loss write-downs on certain equity securities deemed to be other than temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers.
Included in other noninterest expense for the years ended December 31, 2005, 2004 and 2003 were contributions of appreciated equity securities to the Corporation’s charitable foundation amounting to $522 thousand, $454 thousand and $433 thousand, respectively. These transactions resulted in realized securities gains of $369 thousand, $387 thousand and $400 thousand, respectively, for the same periods.
Securities available for sale and held to maturity with a fair value of $564.3 million and $574.7 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain public deposits at December 31, 2005 and 2004, respectively. (See Note 12 to the Consolidated Financial Statements for additional discussion of FHLB borrowings). In addition, securities available for sale and held to maturity with a fair value of $13.8 million and $20.9 million were collateralized for the discount window at the Federal Reserve Bank at December 31, 2005 and 2004, respectively. There were no borrowings with the Federal Reserve Bank at either date. Securities available for sale with a fair value of $2.2 million and $2.4 million were designated in a rabbi trust for a nonqualified retirement plan at December 31, 2005 and 2004, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
(6) Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2005		December 31, 2004
	Amount	%	Amount	%

Commercial:
Mortgages (1)	$291,292	21%	$266,670	21%
Construction and development (2)	37,190	3%	29,263	3%
Other (3)	226,252	16%	211,778	17%

Total commercial	554,734	40%	507,711	41%

Residential real estate:
Mortgages (4)	565,680	40%	494,720	40%
Homeowner construction	17,028	2%	18,975	1%

Total residential real estate	582,708	42%	513,695	41%

Consumer
Home equity lines	161,100	11%	155,001	12%
Home equity loans	72,288	5%	54,297	4%
Other (5)	31,078	2%	18,972	2%

Total consumer	264,466	18%	228,270	18%

Total loans (6)	$1,401,908	100%	$1,249,676	100%

(1)	Amortizing mortgages, primarily secured by income producing property.

(2)	Loans for construction of residential and commercial properties and for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 12 for additional discussion of FHLB borrowings).

(5)	Fixed rate home equity loans and other consumer installment loans.

(6)	Net of unamortized loan origination fees, net of costs, totaling $373 thousand and $507 thousand at December 31, 2005 and December 31, 2004, respectively. Also includes $753 thousand and $729 thousand of premium, net of discount, on purchased loans at December 31, 2005 and December 31, 2004, respectively.
Concentrations of Credit Risk
A significant portion of our loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island and, to a lesser extent, Connecticut and Massachusetts, and a substantial portion of the portfolio is collateralized by real estate in this area. In addition, a portion of the commercial loans and commercial mortgage loans are to borrowers in the hospitality, tourism and recreation industries. The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values. The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in the Corporation’s market area.
Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 2005 and 2004 was $2.4 million and $4.7 million, respectively. Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $171 thousand in 2005 and $371 thousand in 2004. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $176 thousand in 2005 and $297 thousand in 2004.
There were no accruing loans 90 days or more past due at December 31, 2005 and 2004.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
There were no loans whose terms had been restructured included in nonaccrual loans at December 31, 2005 and 2004.
Impaired Loans
Impaired loans consist of all nonaccrual commercial loans. The following is a summary of impaired loans:

(Dollars in thousands)

December 31,	2005	2004

Impaired loans requiring an allowance	$332	$589
Impaired loans not requiring an allowance	686	2,888

Total recorded investment in impaired loans	$1,018	$3,477

(Dollars in thousands)

Years ended December 31,	2005	2004	2003

Average recorded investment in impaired loans	$1,076	$3,300	$2,274

Interest income recognized on impaired loans	$94	$222	$111

Loan Servicing Activities
An analysis of loan servicing rights for the years ended December 31, 2005, 2004 and 2003 follows:

(Dollars in thousands)	Loan
	Servicing	Valuation
	Rights	Allowance	Total

Balance at December 31, 2002	$1,259	$(497)	$762
Loan servicing rights capitalized	302	—	302
Amortization (1)	(261)	—	(261)
Increase in impairment reserve (2)	—	(82)	(82)

Balance at December 31, 2003	1,300	(579)	721
Loan servicing rights capitalized	487	—	487
Amortization (1)	(311)	—	(311)
Direct write-down	(146)	146	—
Decrease in impairment reserve (2)	—	102	102

Balance at December 31, 2004	1,330	(331)	999
Loan servicing rights capitalized	391	—	391
Amortization (1)	(375)	—	(375)
Decrease in impairment reserve (2)	—	71	71

Balance at December 31, 2005	$1,346	$(260)	$1,086

(1)	Amortization expense is charged against loan servicing fee income.

(2)	(Increases) and decreases in the impairment reserve are recorded as (reductions) and additions to loan servicing fee income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
Estimated aggregate amortization expense related to loan servicing assets is as follows:

(Dollars in thousands)
Years ending December 31:	2006	$267
	2007	217
	2008	175
	2009	141
	2010	113
Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements. Loans serviced for others are not included in the Consolidated Balance Sheets. Balance of loans serviced for others, by type of loan:

(Dollars in thousands)

December 31,	2005	2004

Residential mortgages	$66,533	$63,709
Commercial loans	35,705	29,316

Total	$102,238	$93,025

Loans to Related Parties
The Corporation has made loans in the ordinary course of business to certain directors and executive officers including their immediate families and their affiliated companies. Such loans were made under normal interest rate and collateralization terms. Activity related to these loans in 2005 was as follows:

(Dollars in thousands)

Balance at beginning of year	$18,042
Additions	12,045
Reductions	(12,718)

Balance at end of year	$17,369

(7) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)

Years ended December 31,	2005	2004	2003

Balance at beginning of year	$16,771	$15,914	$15,487
Reclassification of allowance on off-balance sheet exposures	(250)	—	—
Provision charged to expense	1,200	610	460
Recoveries of loans previously charged off	566	814	261
Loans charged off	(369)	(567)	(294)

Balance at end of year	$17,918	$16,771	$15,914

Included in the allowance for loan losses at December 31, 2005, 2004 and 2003 was an allowance for impaired loans amounting to $44 thousand, $236 thousand and $134 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
(8) Premises and Equipment
The following is a summary of premises and equipment:

(Dollars in thousands)

December 31,	2005	2004

Land and improvements	$4,026	$4,014
Premises and improvements	28,921	27,956
Furniture, fixtures and equipment	20,634	19,145

	53,581	51,115
Less accumulated depreciation	29,844	26,867

Total premises and equipment, net	$23,737	$24,248

Depreciation of premises and equipment amounted to $3.0 million, $3.1 million and $3.2 million of expense for the years ended December 31, 2005, 2004 and 2003, respectively.
(9) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the year ended December 31, 2005 were as follows:
Goodwill

		Wealth
(Dollars in thousands)	Commercial	Management
	Banking	Service
	Segment	Segment	Total

Balance at December 31, 2004	$22,591	$—	$22,591
Acquisition	—	17,372	17,372

Balance at December 31, 2005	$22,591	$17,372	$39,963

There were no changes in the carrying value of goodwill during the year ended December 31, 2004. Goodwill is not deductible for tax purposes.
Other Intangible Assets

(Dollars in thousands)			Non-compete Agreements
	Core Deposit	Advisory	Weston
	Intangible	Contracts	Financial	Other	Total

Balance at December 31, 2003	$1,574	$—	$—	$379	$1,953
Amortization	360	—	—	284	644

Balance at December 31, 2004	1,214	—	—	95	1,309
Acquisition	—	13,657	295	—	13,952
Amortization	303	437	17	95	852

Balance at December 31, 2005	$911	$13,220	$278	$—	$14,409

The value attributable to the core deposit intangible (“CDI”) is a function of the estimated attrition of the core deposit accounts, and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
During the third quarter of 2005, goodwill and intangible assets related to the acquisition of Weston Financial were recorded amounting to $17.4 million and $14.0 million, respectively.
The value attributed to the advisory contracts was based on the time period over which the advisory contracts are expected to generate economic benefits. The intangible values of advisory contracts are being amortized over a 20-year life using a declining balance method, based on expected attrition for Weston Financial’s current customer base derived from historical runoff data. The amortization schedule is based on the anticipated future customer runoff rate. This schedule will result in amortization of approximately 50% of the intangible asset after six years, and approximately 70% amortization of the balance after ten years.
The value attributable to the Weston Financial non-compete agreements was based on the expected receipt of future economic benefits related to provisions in the non-compete agreements that restrict competitive behavior. The intangible value of non-compete agreements is being amortized on a straight-line basis over the six-year contractual lives of the agreements.
Estimated annual amortization expense is as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
Estimated amortization expense	Deposits	Contracts	Agreements	Total

2006	$261	$1,283	$49	$1,593
2007	140	1,194	49	1,383
2008	120	1,111	49	1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091
The components of intangible assets at December 31, 2005 and 2004 were as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total

December 31, 2005:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,086	437	869	3,392

Net amount	$911	$13,220	$278	$14,409

December 31, 2004:
Gross carrying amount	$2,997	$—	$852	$3,837
Accumulated amortization	1,783	—	757	2,528

Net amount	$1,214	$—	$95	$1,309

(10) Financial Instruments With Off-Balance Sheet Risk and Derivative Financial Instruments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, interest rate swaps and floors, and commitments to originate and commitments to sell fixed rate mortgage loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation uses the same

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)

December 31,	2005	2004

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$105,971	$87,249
Home equity lines	174,073	150,175
Other loans	17,271	20,870
Standby letters of credit	10,986	9,737
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	2,188	2,846
Commitments to sell fixed rate mortgage loans	2,626	3,947
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
Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At December 31, 2005 and 2004, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $11.0 million and $9.7 million, respectively. At December 31, 2005 and 2004, there was no liability to beneficiaries resulting from standby letters of credit.
At December 31, 2005, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.
Interest Rate Risk Management Agreements
Interest rate swaps and floors are used from time to time as part of its interest rate risk management strategy. Swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount. A floor is a purchased contract that entitles the Corporation to receive payment from a counterparty if a rate index falls below a contractual rate. The amount of the payment is the difference between the contractual floor rate and the rate index multiplied by the notional principal amount of the contract. If the rate index does not fall below the contractual floor rate, no payment is received. The credit risk associated with swap and floor transactions is the risk of default by the counterparty. To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy. The notional amounts of these agreements do not represent amounts exchanged by the parties and thus, are not a measure of the potential loss exposure.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
For the years ended December 31, 2005, 2004 and 2003, the Corporation did not engage in such agreements.
Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the fair value of these commitments is recognized in other assets on the balance sheet and the changes in fair value of such commitments are recorded in current earnings in the income statement. The carrying values of such commitments as of December 31, 2005 and 2004 and the respective changes in fair values for the years then ended were insignificant.
(11) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2005 were as follows:

(Dollars in thousands)

Years ending December 31:	2006	$449,163
	2007	134,081
	2008	139,702
	2009	70,826
	2010	28,527
	2011 and thereafter	6,426

Balance at December 31, 2005		$828,725

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $424.6 million and $310.4 million at December 31, 2005 and 2004, respectively.
The following table represents the amount of certificates of deposit of $100 thousand or more at December 31, 2005 maturing during the periods indicated:

(Dollars in thousands)

Maturing:	January 1, 2006 to March 31, 2006	$91,344
	April 1, 2006 to June 30, 2006	55,873
	July 1, 2006 to December 31, 2006	54,975
	January 1, 2007 and beyond	222,393

Balance at December 31, 2005		$424,585

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
(12) Borrowings
Federal Home Loan Bank Advances
The following table presents maturities and weighted average interest rates paid on FHLB advances outstanding at December 31, 2005 and 2004:

(Dollars in thousands)	December 31, 2005			December 31, 2004
	Scheduled	Redeemed at	Weighted	Scheduled	Redeemed at	Weighted
	Maturity	Call Date (1)	Average Rate (2)	Maturity	Call Date (1)	Average Rate (2)

2006	$152,437	$202,937	3.43%	$222,137	$272,637	2.52%
2007	109,970	119,970	3.51%	106,810	111,810	3.02%
2008	107,508	107,508	3.72%	102,313	112,313	3.48%
2009	81,160	69,160	4.17%	90,796	90,796	3.64%
2010	28,395	13,895	5.51%	79,513	67,513	4.21%
2011 and after	65,853	31,853	4.59%	71,179	17,679	4.90%

	$545,323	$545,323		$672,748	$672,748

(1)	Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.
In addition to the outstanding advances, the Bank also has access to an unused line of credit amounting to $8.0 million at December 31, 2005. Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances. The FHLB maintains a security interest in various assets of the Bank including, but not limited to, residential mortgage loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB. The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2005. Included in the collateral were securities available for sale and held to maturity with a fair value of $498.0 million and $515.8 million that were specifically pledged to secure FHLB borrowings at December 31, 2005 and December 31, 2004, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.
In June 2003, the Corporation incurred $941 thousand in prepayment penalty charges associated with the prepayment of certain FHLB advances totaling $23 million. The prepayment penalty charges were reported in noninterest expenses in the Consolidated Statements of Income.
Junior Subordinated Debentures
In August 2005, the Bancorp sponsored the creation of WT Capital Trust I (“Trust I”) and WT Capital Trust II (“Trust II”). Trust I and Trust II are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp. The Bancorp is the owner of all of the common securities of Trust I and Trust II. In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities—Revised”, Trust I and Trust II are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Balance Sheet.
On August 29, 2005, Trust I issued $8 million of Capital Securities in a private placement of trust preferred securities. The Capital Securities mature in September 2035, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Trust I to the holder of the Capital Securities, at a rate of 5.965% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
Bancorp has guaranteed the Capital Securities and, to the extent not paid by Trust I, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders. The proceeds of the Capital Securities, along with proceeds from the issuance of common securities by Trust I to the Bancorp, were used to purchase $8.3 million of the Bancorp’s junior subordinated deferrable interest notes (the “Trust I Debentures”) and constitute the primary asset of Trust I. Like the Capital Securities, the Trust I Debentures bear interest at a rate of 5.965% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Trust I Debentures mature on September 15, 2035, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after September 15, 2010, or upon the occurrence of certain special qualifying events.
On August 29, 2005, Trust II issued $14 million of Capital Securities in a private placement of trust preferred securities. The Capital Securities mature in November 2035, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the Capital Securities, at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Trust II, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders. The proceeds of the Capital Securities, along with proceeds from the issuance of common securities by Trust II to the Bancorp, were used to purchase $14.4 million of the Bancorp’s junior subordinated deferrable interest notes (the “Trust II Debentures”) and constitute the primary asset of Trust II. Like the Capital Securities, the Trust II Debentures bear interest at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Trust II Debentures mature on September 15, 2035, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after September 15, 2010, or upon the occurrence of certain special qualifying events.
Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)

December 31,	2005	2004

Treasury, Tax and Loan demand note balance	$3,794	$2,835
Deferred acquisition obligations	5,469	—
Other	511	582

Other borrowings	$9,774	$3,417

There were no securities sold under repurchase agreements outstanding at December 31, 2005, 2004 and 2003. Securities sold under repurchase agreements generally mature within 90 days. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability.
(13) Employee Benefits
Defined Benefit Pension Plans
The Corporation’s noncontributory tax-qualified defined benefit pension plan covers substantially all employees. Benefits are based on an employee’s years of service and compensation earned during the years of service. The plan is funded on a current basis, in compliance with the requirements of the Employee Retirement Income Security Act of 1974, as amended. At December 31, 2005 and 2004, the accrued benefit costs relating to the defined benefit pension plan amounted to $1.9 million and $1.3 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
The Corporation has a non-qualified retirement plan to provide supplemental retirement benefits to certain employees, as defined in the plan. The primary purpose of this plan is to restore benefits that would otherwise be provided by the level of the tax-qualified defined benefit pension plan but which are limited by the Internal Revenue Code of 1986, as amended. The accrued pension liability related to this plan amounted to $2.6 million and $2.0 million at December 31, 2005 and 2004, respectively. The actuarial assumptions used for this supplemental plan are the same as those used for the Corporation’s tax-qualified pension plan. The projected benefit obligation for this plan amounted to $3.3 million at December 31, 2005 and $2.6 million at December 31, 2004.
The Corporation has a non-qualified retirement plan to provide supplemental retirement benefits to certain executives, as defined by the plan. The accrued pension liability of this plan amounted to $821 thousand at December 31, 2005 and $611 thousand at December 31, 2004. Using the same actuarial assumptions as the other aforementioned pension plans, the projected benefit obligation of this plan amounted to $2.0 million and $1.6 million at December 31, 2005 and 2004, respectively.
As a result of the second quarter 2002 acquisition of First Financial Corp., the Corporation assumed a non-qualified executive retirement plan to provide supplemental retirement benefits to a former First Financial Corp. executive. The accrued pension liability of this plan amounted to $3.3 million at December 31, 2005 and $3.2 million at December 31, 2004. Using the same assumptions as the other aforementioned pension plans, the projected benefit obligation amounted to $3.3 million and $3.2 million at December 31, 2005 and 2004, respectively.
The non-qualified retirement plans provide for the designation of assets in rabbi trusts. Securities available for sale designated for this purpose, with the carrying value of $2.8 million and $3.0 million, are included in the Consolidated Balance Sheets at December 31, 2005 and 2004, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
Obligations And Funded Status:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2005	2004	2005	2004

Change in Benefit Obligation:
Benefit obligation at beginning of period	$25,777	$22,785	$7,396	$6,538
Service cost	1,871	1,592	311	292
Interest cost	1,522	1,367	436	390
Amendments	(552)	—	(121)	—
Actuarial loss (gain)	2,708	920	938	497
Benefits paid	(805)	(777)	(332)	(321)
Administrative expenses	(105)	(110)	—	—

Benefit obligation at end of period	$30,416	$25,777	$8,628	$7,396

Change in Plan Assets:
Fair value of plan assets at beginning of period	$21,301	$18,818	$—	$—
Actual return on plan assets	1,532	1,870	—	—
Employer contribution	1,300	1,500	332	321
Benefits paid	(805)	(777)	(332)	(321)
Administrative expenses	(105)	(110)	—	—

Fair value of plan assets at end of period	$23,223	$21,301	$—	$—

Funded status	$(7,194)	$(4,476)	$(8,628)	$(7,396)
Unrecognized transition asset	(13)	(19)	—	—
Unrecognized prior service (benefit) cost	(459)	122	328	525
Unrecognized net actuarial loss	5,790	3,051	2,577	1,770

Net amount recognized	$(1,876)	$(1,322)	$(5,723)	$(5,101)

Amounts recognized in the Consolidated Balance Sheets consist of:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
December 31,	2005	2004	2005	2004

Accrued benefit cost	$(1,876)	$(1,322)	$(6,683)	$(5,802)
Intangible asset	—	—	51	250
Deferred tax asset	—	—	318	158
Accumulated other comprehensive income	—	—	591	293

Net amount recognized	$(1,876)	$(1,322)	$(5,723)	$(5,101)

The accumulated benefit obligation for the qualified pension plan was $22.9 million and $19.7 million at December 31, 2005 and 2004, respectively. The accumulated benefit obligation for the non-qualified pension plans amounted to $6.7 million and $5.8 million at December 31, 2005 and 2004, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
Information For Pension Plans With An Accumulated Benefit Obligation In Excess Of Plan Assets:

(Dollars in thousands)	Non-Qualified
	Retirement Plans
December 31,	2005	2004

Projected benefit obligation	$8,628	$7,396
Accumulated benefit obligation	6,684	5,802
Fair value of plan assets	—	—
Components of Net Periodic Benefit Cost:

(Dollars in thousands)	Qualified			Non-Qualified
	Pension Plan			Retirement Plans
Years ended December 31,	2005	2004	2003	2005	2004	2003

Service cost	$1,871	$1,592	$1,273	$311	$292	$184
Interest cost	1,522	1,367	1,226	436	390	369
Expected return on plan assets	(1,686)	(1,564)	(1,416)	—	—	—
Amortization of transition asset	(6)	(6)	(6)	—	—	—
Amortization of prior service cost	30	30	33	76	76	111
Recognized net actuarial (gain) loss	123	37	—	131	63	28

Net periodic benefit cost	$1,854	$1,456	$1,110	$954	$821	$692

Additional Information:

(Dollars in thousands)	Qualified			Non-Qualified
	Pension Plan			Retirement Plans
Years ended December 31,	2005	2004	2003	2005	2004	2003

Increase in minimum liability included in other comprehensive income	$—	$—	$—	$297	$9	$284
Assumptions:
The measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2005 and 2004 were as follows:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2005	2004	2005	2004

Measurement date	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Discount rate	5.50%	6.00%	5.50%	6.00%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2005, 2004 and 2003 were as follows:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2005	2004	2003	2005	2004	2003

Measurement date	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2002
Discount rate	6.00%	6.10%	6.75%	6.00%	6.10%	6.75%
Expected long-term return on plan assets	8.25%	8.25%	8.00%	—	—	—
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan’s investment practices. The assumption is updated at least annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions. At September 30, 2004, the measurement date used in the determination of net periodic benefit cost for 2005, the Corporation determined that a revision to the assumption was not necessary based upon expected market performance and the expected long-term rate of return assumption remained at 8.25%. The discount rate assumption for defined benefit pension plans is reset annually based on the published yield index for “AA” long-term corporate bonds, which is considered to be representative of the estimated future benefit payments.
Plan Assets:
The asset allocations of the qualified pension plan at December 31, 2005 and 2004, by asset category were as follows:

December 31,	2005	2004

Asset Category:
Equity securities	59.7%	57.2%
Debt securities	39.0%	41.4%
Other	1.3%	1.4%

Total	100.0%	100.0%

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
Fixed income bond investments should be limited to those in the top four categories used by the major credit rating agencies. In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts. Generally, the Pension Trust shall not purchase bonds with a maturity of more than twelve years and the maturity schedule will have a laddered character avoiding large concentrations in any single year. Common stock and equity holdings provide opportunities for dividend and capital appreciation returns. Holdings will typically consist of large-cap companies. Diversification of equity holdings should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy. The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity holdings of the Pension Trust. Investments in publicly traded real estate investment trust securities and low-risk derivatives securities such as

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
callable securities, floating rate notes, mortgage backed securities and treasury inflation protected securities, are permitted.
Cash Flows:
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible. The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution. The Corporation expects to contribute $1.3 million to the qualified pension plan in 2006. In addition, the Corporation expects to contribute $335 thousand in benefit payments to the non-qualified retirement plans in 2006.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Dollars in thousands)	Qualified	Non-Qualified
	Pension Plan	Plans

2006	$814	$335
2007	873	368
2008	927	415
2009	926	413
2010	1,107	519
Years 2011 - 2015	8,324	3,628
401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees. Total employer matching contributions under this plan amounted to $528 thousand, $504 thousand and $463 thousand in 2005, 2004 and 2003, respectively.
Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans. Substantially all employees participate in one of the incentive compensation plans. Incentive plans provide for annual or more frequent payments based on a combination of individual performance targets and the achievement of target levels of net income, earnings per share and return on equity, or for certain employees, solely on the achievement of individual performance targets. Total incentive based compensation amounted to $4.9 million, $3.8 million and $3.6 million in 2005, 2004 and 2003, respectively. In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Board of Directors.
Deferred Compensation Plan
The Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers. The plan is funded primarily through pre-tax contributions made by the participants. The assets and liabilities of the deferred compensation plan are recorded at fair value in the Consolidated Balance Sheets. The participants in the plan bear the risk of market fluctuations of the underlying assets. The accrued liability related to this plan amounted to $2.2 million and $1.9 million at December 31, 2005 and 2004, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets. The corresponding invested assets are reported in other assets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
(14) Income Taxes
The components of income tax expense were as follows:

(Dollars in thousands)

Years ended December 31,	2005	2004	2003

Current tax expense:
Federal	$12,106	$9,826	$9,206
State	175	4	14

Total current tax expense	12,281	9,830	9,220

Deferred tax benefit:
Federal	(1,261)	(296)	(701)
State	(35)	—	—

Total deferred tax benefit	(1,296)	(296)	(701)

Total income tax expense	$10,985	$9,534	$8,519

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes. The reasons for the differences were as follows:

(Dollars in thousands)

Years ended December 31,	2005	2004	2003

Tax expense at Federal statutory rate	$11,903	$10,627	$9,605
(Decrease) increase in taxes resulting from:
Tax-exempt income	(383)	(305)	(306)
Dividends received deduction	(240)	(288)	(300)
Bank-owned life insurance	(389)	(411)	(406)
State tax, net of Federal income tax benefit	114	3	9
Other	(20)	(92)	(83)

Total income tax expense	$10,985	$9,534	$8,519

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2005 and 2004 are as follows:

(Dollars in thousands)

December 31,	2005	2004

Gross deferred tax assets:
Allowance for loan losses	$6,257	$5,813
Supplemental retirement benefits	2,191	2,031
Deferred loan origination fees	864	801
Pension	975	621
Deferred compensation	760	671
Securities available for sale	341	—
Net operating loss carryover from acquired bank	39	81
Other	906	665

Gross deferred tax assets	12,333	10,683

Gross deferred tax liabilities:
Securities available for sale	—	(4,226)
Deferred loan origination costs	(1,758)	(1,629)
Premises and equipment	(683)	(990)
Amortization of intangibles	(5,778)	(209)
Other	(557)	(468)

Gross deferred tax liabilities	(8,776)	(7,522)

Net deferred tax asset	$3,557	$3,161

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years.
(15) Operating Leases
At December 31, 2005, the Corporation was committed to rent premises used in banking operations under noncancellable operating leases. Rental expense under the operating leases amounted to $706 thousand, $569 thousand and $464 thousand for 2005, 2004 and 2003, respectively. The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)

Years ending December 31:	2006		$870
	2007		636
	2008		333
	2009		299
	2010		85
	2011	and thereafter	40

Total minimum lease payments			$2,263

(16) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.
(17) Shareholders’ Equity

Stock Repurchase Plan
In September 2001, the Bancorp’s Board of Directors approved a stock repurchase plan authorizing up to 250,000, or 2.1%, of its outstanding common shares to be repurchased. The Bancorp plans to hold the repurchased shares as treasury stock to be used for general corporate purposes. No shares were repurchased under this plan for the year ended December 31, 2005. The Bancorp purchased 5,000 shares at a total cost of $125 thousand during 2004. In addition, from time to time shares are acquired pursuant to the Nonqualified Deferred Compensation Plan.
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
Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank. The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp. Generally the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. In addition, the Rhode Island Division of Banking may also restrict the declaration of dividends if a bank would not be able to pay its debts as they become due in the usual course of business or the bank’s total assets would be less than the sum of its total liabilities. Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $37.7 million as of December 31, 2005.
Stock Incentive Plans
The Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”) permits the granting of options and other equity incentives to officers, employees, directors, and other key persons. Up to 600,000 shares of the Bancorp’s common stock may be used from authorized but unissued shares or shares reacquired from the Corporation. No more than 200,000 shares may be issued in the form of awards other than stock options or stock appreciation rights. Options are designated either as non-qualified or incentive options. The exercise price of each option may not be less than fair market value of the common stock on the date of the grant. In general, the option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof. Incentive stock option awards may be granted at any time until February 20, 2013.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
The Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”) permits the granting of options and other equity incentives to key employees, directors, advisors, and consultants. Up to 1,012,500 shares of the Bancorp’s common stock may be used from authorized but unissued shares, treasury stock, or shares available from expired awards. Options are designated either as non-qualified or incentive options. The exercise price of each option may not be less than fair market value of the common stock on the date of the grant. In general, the option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof. Incentive stock option awards may be granted at any time until April 29, 2007.
The Bancorp has also granted restricted stock unit and restricted stock awards under the 1997 Plan. Such awards are valued at the fair market value of common stock as of the award date and the associated cost is recognized in salaries and benefits expense over the vesting period of each award. Corresponding additions to paid-in-capital are recognized over the vesting period. In 2005, the Bancorp awarded 16,200 restricted stock units that will vest on the third anniversary date of the award at which time, a share of common stock will be issued for each unit. In addition, in 2005, the Bancorp awarded 5,000 shares of restricted stock that will vest on the fifth anniversary date of the award. Total unearned compensation expense for the 2005 awards amounted to $565 thousand at the award date. In 2004, 36,000 restricted stock units were awarded that will vest on the third anniversary date of the award at which time, a share of common stock will be issued for each unit. The total unearned stock-based compensation for these awards amounted to $850 thousand at the award date. During 2003, 2,460 restricted stock share awards were issued that vest over a three-year period. For the years ended December 31, 2005, 2004 and 2003, compensation expense related to restricted stock unit and restricted stock awards amounted to $360 thousand, $147 thousand, and $31 thousand, respectively.
The Amended and Restated 1988 Stock Option Plan (the “1988 Plan”) provided for the granting of options to directors, officers and key employees. The 1988 Plan permitted options to be granted at any time until December 31, 1997. The 1988 Plan provided for shares of the Bancorp’s common stock to be used from authorized but unissued shares, treasury stock, or shares available from expired options. Options were designated either as non-qualified or incentive options. The exercise price of options granted was equal to the fair market value on the date of grant. In general, the option price is payable in cash, by the delivery of shares of the Bancorp’s common stock already owned by the grantee, or a combination thereof.
The 1997 Plan, the 1988 Plan and the 2003 Plan permit options to be granted with stock appreciation rights (“SARs”), however, no options have been granted with SARs.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
Options granted under the plans vest according to various terms and expire at the end of ten years. The following table presents changes in options outstanding during 2005, 2004 and 2003:

Years ended December 31,	2005		2004		2003
		Weighted		Weighted		Weighted
	Number	Average	Number	Average	Number	Average
	of	Exercise	of	Exercise	of	Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at January 1	1,049,075	$17.86	1,133,600	$17.07	1,149,739	$15.61
Granted	258,980	27.52	32,050	27.42	235,755	20.18
Exercised	(101,323)	13.42	(110,171)	12.38	(234,784)	12.87
Cancelled	(8,621)	19.22	(6,404)	21.04	(17,110)	19.31

Outstanding at December 31	1,198,111	$20.31	1,049,075	$17.86	1,133,600	$17.07

Exercisable at December 31	1,079,577	$20.12	814,113	$16.91	767,588	$15.74

The weighted average exercise price and remaining contractual life for options outstanding at December 31, 2005 were as follows:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
		Average	Average		Average
Range of	Number	Remaining	Exercise	Number	Exercise
Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$9.33 to $11.58	56,420	0.9 years	$10.70	56,420	$10.70
$11.59 to $14.47	9,242	1.5 years	12.38	9,242	12.38
$14.48 to $17.36	146,345	4.2 years	15.37	146,345	15.37
$17.37 to $20.26	649,344	5.5 years	19.08	586,146	18.98
$20.27 to $23.15	42,780	5.3 years	20.92	18,780	21.31
$23.16 to $26.05	1,000	8.5 years	24.90	333	24.90
$26.06 to $28.94	292,980	9.5 years	27.51	262,311	27.51

Total	1,198,111	6.1 years	$20.31	1,079,577	$20.12

As discussed in Note 1, the Corporation accounts for its stock option plan using the intrinsic value based method prescribed by APB Opinion No. 25, and in addition, is required to disclose pro forma net income and earnings per share using the fair value based method prescribed by SFAS No. 123 and SFAS No. 148. Accordingly, no compensation cost for these plans has been recognized in the Consolidated Statements of Income for 2005, 2004 and 2003.
Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.
Reserved Shares
As of December 31, 2005, a total of 1,783,612 common stock shares were reserved for issuance under the 1988 Plan, 1997 Plan, 2003 Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital to average assets (as defined). Management believes, as of December 31, 2005 that the Corporation meets all capital adequacy requirements to which it is subject.
As of December 31, 2005, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s category.
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2005 and 2004, as well as the corresponding minimum regulatory amounts and ratios:

					To Be Well Capitalized
			For Capital Adequacy		Under Prompt Corrective
(Dollars in thousands)	Actual		Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets):
Corporation	$147,454	10.51%	$112,221	8.00%	$140,277	10.00%
Bank	$151,383	10.80%	$112,152	8.00%	$140,190	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$127,023	9.06%	$56,111	4.00%	$84,166	6.00%
Bank	$130,962	9.34%	$56,076	4.00%	$84,114	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$127,023	5.45%	$93,285	4.00%	$116,606	5.00%
Bank	$130,962	5.62%	$93,254	4.00%	$116,568	5.00%
As of December 31, 2004:
Total Capital (to Risk-Weighted Assets):
Corporation	$141,312	10.72%	$105,453	8.00%	$131,816	10.00%
Bank	$139,389	10.57%	$105,453	8.00%	$131,816	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$120,622	9.15%	$52,726	4.00%	$79,090	6.00%
Bank	$118,699	9.00%	$52,726	4.00%	$79,090	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$120,622	5.35%	$90,234	4.00%	$112,792	5.00%
Bank	$118,699	5.26%	$90,237	4.00%	$112,796	5.00%

(1)	Leverage ratio
In connection with the Weston Financial acquisition, trust preferred securities totaling $22 million were issued in the third quarter of 2005 by Trust I and Trust II, capital trusts created by the Bancorp. In accordance with FIN 46-

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
R, Trust I and Trust II are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of Trust I and Trust II as debt in its financial statements. The trust preferred securities qualify as Tier 1 capital.
The Corporation’s capital ratios at December 31, 2005 place the Corporation in the “well-capitalized” category according to regulatory standards. On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.
(18) Earnings per Share
(Dollars in thousands, except per share amounts)

Years ended December 31,	2005		2004		2003
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$23,024	$23,024	$20,829	$20,829	$18,923	$18,923
Share amounts, in thousands:
Average outstanding	13,315.2	13,315.2	13,227.8	13,227.8	13,114.1	13,114.1
Common stock equivalents	—	311.5	—	314.9	—	279.5

Weighted average outstanding	13,315.2	13,626.7	13,227.8	13,542.7	13,114.1	13,393.6

Earnings per share	$1.73	$1.69	$1.57	$1.54	$1.44	$1.41

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
(19) Business Segments
Washington Trust segregates financial information in assessing its results among two operating segments: Commercial Banking and Wealth Management Services. The amounts in the Corporate column include activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units. The Corporate column is not considered to be an operating segment. The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised. Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. The following table presents the statement of operations and total assets for Washington Trust’s reportable segments.

Year ended December 31, 2005		Wealth
	Commercial	Management		Consolidated
(Dollars in thousands)	Banking	Services	Corporate	Total

Net interest income	$53,509	$(60)	$7,207	$60,656
Noninterest income	13,114	16,662	1,170	30,946

Total income	66,623	16,602	8,377	91,602

Provision for loan losses	1,200	—	—	1,200
Depreciation and amortization expense	3,076	904	264	4,244
Other noninterest expenses	33,496	11,085	7,568	52,149

Total noninterest expenses	37,772	12,989	7,832	57,593

Income before income taxes	28,851	4,613	545	34,009
Income tax expense (benefit)	10,072	1,725	(812)	10,985

Net income	$18,779	$2,888	$1,357	$23,024

Total assets at period end	$1,489,154	$32,201	$880,648	$2,402,003
Expenditures for long-lived assets	1,920	238	285	2,443

Year ended December 31, 2004		Wealth
	Commercial	Management		Consolidated
(Dollars in thousands)	Banking	Services	Corporate	Total

Net interest income	$49,451	$(62)	$5,052	$54,441
Noninterest income	12,168	13,048	1,689	26,905

Total income	61,619	12,986	6,741	81,346

Provision for loan losses	610	—	—	610
Depreciation and amortization expense	3,192	434	277	3,903
Other noninterest expenses	31,154	8,398	6,918	46,470

Total noninterest expenses	34,956	8,832	7,195	50,983

Income (loss) before income taxes	26,663	4,154	(454)	30,363
Income tax expense (benefit)	9,295	1,463	(1,223)	9,534

Net income	$17,368	$2,691	$769	$20,829

Total assets at period end	$1,323,870	$4,566	$979,384	$2,307,820
Expenditures for long-lived assets	$2,095	$166	$170	$2,431

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

Year ended December 31, 2003		Wealth
	Commercial	Management		Consolidated
(Dollars in thousands)	Banking	Services	Corporate	Total

Net interest income	$46,633	$(65)	$2,231	$48,799
Noninterest income	14,196	10,769	1,770	26,735

Total income	60,829	10,704	4,001	75,534

Provision for loan losses	460	—	—	460
Depreciation and amortization expense	3,160	491	261	3,912
Other noninterest expenses	29,568	7,123	7,029	43,720

Total noninterest expenses	33,188	7,614	7,290	48,092

Income (loss) before income taxes	27,641	3,090	(3,289)	27,442
Income tax expense (benefit)	9,644	1,090	(2,214)	8,519

Net income	$17,997	$2,000	$(1,075)	$18,923

Total assets at period end	$1,042,448	$3,942	$927,417	$1,973,807
Expenditures for long-lived assets	$3,177	$252	$258	$3,687
Management uses certain methodologies to allocate income and expenses to the business lines. A funds transfer pricing methodology is used to assign interest income and interest expense to each interest-earning asset and interest-bearing liability on a matched maturity funding basis. Certain indirect expenses are allocated to segments. These include support unit expenses such as technology and processing operations and other support functions. Taxes are allocated to each segment based on the effective rate for the period shown.
Commercial Banking
The Commercial Banking segment includes commercial, commercial real estate, residential and consumer lending activities; mortgage banking, secondary market and loan servicing activities; deposit generation; merchant credit card services; cash management activities; and direct banking activities, which include the operation of ATMs, telephone and internet banking services and customer support and sales.
Wealth Management Services
Wealth Management Services includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services, including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. The increase in revenues and expenses for this segment in 2005 is primarily attributable to the acquisition of Weston Financial.
Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs. It also includes income from bank-owned life insurance as well as administrative and executive expenses not allocated to the business lines and the residual impact of methodology allocations such as funds transfer pricing offsets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
(20) Fair Value of Financial Instruments
SFAS No. 107, “Disclosures about Fair Value of Financial Instruments”, requires the disclosure of estimated fair values of its financial instruments. Fair value estimates are made as of a specific point in time, based on relevant market information and information about the financial instrument. These estimates do not reflect any pricing adjustments that could result from the sale of the entire holding of a particular financial instrument. Because no quoted market exists for a portion of the financial instruments, fair value estimates are based on subjective judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments and other factors. Changes in assumptions could significantly affect the estimates of fair value. Fair value estimates, methods, and assumptions are set forth as follows:
Cash and Securities
The carrying amount of short-term instruments such as cash and federal funds sold is used as an estimate of fair value.
The fair value of securities available for sale and held to maturity is estimated based on bid prices published in financial newspapers or bid quotations received from securities dealers. No market exists for shares of the FHLB. Such stock may be redeemed at par upon termination of FHLB membership and is, therefore, valued at par, which equals cost.
Mortgage Loans Held for Sale
The fair value of mortgage loans held for sale is the estimated value to sell the loans using the quoted market prices for sales of similar loans on the secondary market.
Bank-Owned Life Insurance
The carrying amount of BOLI represents its cash surrender value and approximates fair value.
Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2005 and 2004 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.
Deposit Liabilities
The fair value of demand deposits, NOW accounts, money market accounts and savings accounts is equal to the amount payable on demand as of December 31, 2005 and 2004. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.
Securities Sold Under Agreements to Repurchase
The carrying amount of securities sold under repurchase agreements approximates fair value.
Federal Home Loan Bank Advances
Rates currently available to the Corporation for advances with similar terms and remaining maturities are used to estimate fair value of existing advances.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
Junior Subordinated Debentures
The fair value of the junior subordinated debentures is estimated using rates currently available to the Corporation for debentures with similar terms and maturities.
Derivative Financial Instruments
Forward Loan Commitments to Sell Loans Held for Sale – The fair value of forward loan commitments to sell loans reflects the estimated amounts that the Corporation would receive or pay to terminate the commitment at the reporting date. It also considers the difference between current levels of interest rates and the committed rates. The fair values of such commitments as of December 31, 2005 and 2004 were insignificant.
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
The following table presents the fair values of financial instruments:

December 31,	2005		2004
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$48,997	$48,997	$52,081	$52,081
Mortgage loans held for sale	439	439	1,095	1,108
Securities available for sale	619,234	619,234	735,666	735,666
Securities held to maturity	164,707	162,756	154,392	156,270
FHLB stock	34,966	34,966	34,373	34,373
Loans, net of allowance for loan losses	1,383,990	1,389,113	1,232,905	1,251,977
Bank-owned life insurance	30,360	30,360	29,249	29,249

Financial Liabilities:
Noninterest bearing demand deposits	$196,102	$196,102	$189,588	$189,588
NOW accounts	178,677	178,677	174,727	174,727
Money market accounts	223,255	223,255	196,775	196,775
Savings accounts	212,499	212,499	251,920	251,920
Time deposits	828,725	828,404	644,875	658,996
FHLB advances	545,323	539,249	672,748	683,668
Junior subordinated debentures	22,681	21,537	—	—
Other borrowings	9,774	9,774	3,417	3,417

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004
(21) Parent Company Financial Statements
The following are parent company only financial statements of Washington Trust Bancorp, Inc. reflecting the investment in the Bank on the equity basis of accounting. The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets	(Dollars in thousands)

December 31,	2005	2004

Assets:
Cash on deposit with bank subsidiary	$1,617	$1,931
Investment in subsidiaries at equity value	185,340	149,928
Dividends receivable from subsidiaries	2,100	2,250
Other assets	59	—

Total assets	$189,116	$154,109

Liabilities:
Junior subordinated debentures	$22,681	$—
Other borrowings	5,468	—
Dividends payable	2,408	2,257
Accrued expenses and other liabilities	113	—

Total liabilities	30,670	2,257

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares in 2005 and 2004; issued 13,372,295 shares in 2005 and 13,278,685 shares in 2004	836	830
Paid-in capital	33,676	31,718
Retained earnings	126,735	113,314
Unearned stock-based compensation	(898)	(737)
Accumulated other comprehensive (loss) income	(1,653)	6,937
Treasury stock, at cost; 10,519 shares in 2005 and 9,309 shares in 2004	(250)	(210)

Total shareholders’ equity	158,446	151,852

Total liabilities and shareholders’ equity	$189,116	$154,109

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2005 and 2004

Statements of Income	(Dollars in thousands)

Years ended December 31,	2005	2004	2003

Income:
Dividends from subsidiaries	$8,530	$9,000	$6,300

Expenses:
Interest on junior subordinated debentures	458	—	—
Interest on other borrowings	82	—	—
Legal and professional fees	35	—	—
Other	6	—	—

Total expenses	581	—	—

Income before income taxes	7,949	9,000	6,300
Income tax benefit	198	—	—

Income before equity in undistributed earnings of subsidiaries	8,147	9,000	6,300
Equity in undistributed earnings of subsidiaries	14,877	11,829	12,623

Net income	$23,024	$20,829	$18,923

Statements of Cash Flows	(Dollars in thousands)

Years ended December 31,	2005	2004	2003

Cash flow from operating activities:
Net income	$23,024	$20,829	$18,923
Adjustments to reconcile net income to net cash provided by operating activities:
Equity effect of undistributed earnings of subsidiary	(14,877)	(11,829)	(12,623)
Decrease (increase) in dividend receivable	150	(450)	(300)
Increase in other assets	(59)	—	—
Increase in accrued expenses and other liabilities	113	—	—
Other, net	82	—	—

Net cash provided by operating activities	8,433	8,550	6,000

Cash flows from investing activities:
Cash paid for acquisition, including deferred acquisition obligations, net of cash acquired	(22,949)	—	—

Net cash used in investing activities	(22,949)	—	—

Cash flows from financing activities:
Purchase of treasury stock	(36)	(125)	—
Proceeds from the issuance of common stock	1,009	590	1,174
Proceeds from the issuance of junior subordinated debentures	22,681	—	—
Cash dividends paid	(9,452)	(8,863)	(7,861)

Net cash provided by (used in) financing activities	14,202	(8,398)	(6,687)

Net (decrease) increase in cash	(314)	152	(687)
Cash at beginning of year	1,931	1,779	2,466

Cash at end of year	$1,617	$1,931	$1,779

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2005. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the third quarter of 2005, the Corporation completed its acquisition of Weston Financial, as discussed previously. The Corporation has not yet completed the documentation, evaluation and testing of Weston Financial’s internal controls over financial reporting, which is ongoing.
ITEM 9B. Other Information
None.
PART III
ITEM 10. Directors and Executive Officers of the Registrant
Required information regarding directors is presented under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 17, 2006 prepared for the Annual Meeting of Shareholders to be held April 25, 2006, which is incorporated herein by reference.
Required information regarding audit committee financial experts is included under the caption “Board of Directors and Committees – Audit Committee” in the Bancorp’s Proxy Statement dated March 17, 2006 prepared for the Annual Meeting of Shareholders to be held April 25, 2006, which is incorporated herein by reference.
Required information regarding executive officers of the Corporation is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 17, 2006 prepared for the Annual Meeting of Shareholders to be held April 25, 2006, which is incorporated herein by reference.
The Corporation adopted a code of ethics that applies to all of the Corporation's directors, officers and employees. This code of ethics is available on the Corporation's website at www.washtrust.com, under the heading Investor Relations.

ITEM 11. Executive Compensation
The information required by this Item appears under the captions “Compensation of Directors”, “Executive Compensation” and “Change of Control Agreements” in the Bancorp’s Proxy Statement dated March 17, 2006 prepared for the Annual Meeting of Shareholders to be held April 25, 2006, which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 17, 2006 prepared for the Annual Meeting of Shareholders to be held April 25, 2006, which is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2005 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1988 Plan, the 1997 Plan, the 2003 Plan and the Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

	Equity Compensation Plan Information
				Number of securities
				remaining available for
	Number of securities to	Weighted average		future issuance under equity
	be issued upon exercise	exercise price of		compensation plan
	of outstanding options,	outstanding options,		securities (excluding
Plan category	warrants and rights (1)	warrants and rights		referenced in column (a))
	(a)	(b)		(c)
Equity compensation plans approved by security holders (2)	1,249,149 (3)	$20.31	(4)	233,276 (5)

Equity compensation plans not approved by security holders (6)	13,542	N/A	(7)	11,458

Total	1,262,691	$20.31	(4)(7)	244,734

(1)	Does not include any restricted stock as such shares are already reflected in the Bancorp’s outstanding shares.

(2)	Consists of the 1988 Plan, the 1997 Plan and the 2003 Plan.

(3)	Includes 51,038 restricted stock units outstanding under the 1997 Plan.

(4)	Does not include the effect of the restricted stock units awarded under the 1997 Plan because these units do not have an exercise price.

(5)	Includes up to 200,000 securities that may be issued in the form of restricted stock.

(6)	Consists of the Deferred Compensation Plan, which is described below.

(7)	Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan as such units do not have any exercise price.
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
The Deferred Compensation Plan was included as part of Exhibit 4.4 to the Bancorp’s Form S-8 Registration Statement (File No. 333-72277) filed with the SEC on February 12, 1999.

ITEM 13. Certain Relationships and Related Transactions
The information required by this Item is incorporated herein by reference to the caption “Indebtedness and Other Transactions” in the Bancorp’s Proxy Statement dated March 17, 2006 prepared for the Annual Meeting of Shareholders to be held April 25, 2006.
ITEM 14. Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the caption “Independent Auditors” in the Bancorp’s Proxy Statement dated March 17, 2006 prepared for the Annual Meeting of Shareholders to be held April 25, 2006.
ITEM 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements. The financial statements of the Corporation required in response to this Item are listed in response to Part II, Item 8 of this Annual Report on Form 10-K.

	2.	Financial Statement Schedules. All schedules normally required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Corporation have been omitted because the required information is either not required, not applicable, or is included in the consolidated financial statements or notes thereto.

	3.	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit
Number
2.1	Stock Purchase Agreement, dated March 18, 2005, by and between Washington Trust Bancorp, Inc., Weston Financial Group, Inc., and the shareholders of Weston Financial Group, Inc. filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as with the Securities and Exchange Commission on March 22, 2005. (1)

3.1	Restated Articles of Incorporation of the Registrant – Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1)

3.2	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)

3.3	Amended and Restated By-Laws of the Registrant – Filed as Exhibit 3.c to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)

4.1	Amended and Restated Agreement, between the Registrant and Mellon Investor Services LLC, dated March 1, 2002 – Filed as Exhibit 4.a to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002. (1)

10.1	Supplemental Pension Benefit and Profit Sharing Plan – Filed as Exhibit 10.a to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1) (2)

10.2	Annual Performance Plan – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2005. (1) (2)

10.3	Amended and Restated Nonqualified Deferred Compensation Plan – Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-72277) filed with the Commission on February 12, 1999. (1) (2)

10.4	Amended and Restated 1988 Stock Option Plan – Filed as Exhibit 10.d to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1) (2)

10.5	Vote of the Board of Directors of the Registrant, which constitutes the 1996 Directors’ Stock Plan – Filed as Exhibit 10.e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1) (2)

10.6	The Registrant’s 1997 Equity Incentive Plan – Filed as Exhibit 10.f to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1) (2)

Exhibit
Number
10.7	Amendment to the Registrant’s 1997 Equity Incentive Plan — Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2000. (1) (2)

10.8	Amendment to the Registrant’s Supplemental Pension Benefit and Profit Sharing Plan — Filed as Exhibit 10.j to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1) (2)

10.9	July 2000 Amendment to the Registrant’s Supplemental Pension Benefit and Profit Sharing Plan — Filed as Exhibit 10.k to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1) (2)

10.10	Amendment to the Registrant’s Nonqualified Deferred Compensation Plan — Filed as Exhibit 10.l to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1) (2)

10.11	Supplemental Executive Retirement Plan — Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001. (1) (2)

10.12	Amendment to the Registrant’s Trust Agreement Under The Washington Trust Company’s Supplemental Pension Benefit and Profit Sharing Plan — Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (1) (2)

10.13	2003 Stock Incentive Plan — Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (1) (2)

10.14	First Amendment to 2003 Stock Incentive Plan — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2004. (1) (2)

10.15	Amendment to the Registrant’s Nonqualified Deferred Compensation Plan — Filed as Exhibit 10.t to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (2)

10.16	Form of Executive Severance Agreement — Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2005. (1) (2)

10.17	Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees), filed as exhibit 10.1 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.18	Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees), filed as Exhibit No. 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.19	Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors), filed as Exhibit No. 10.3 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.20	Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees), filed as Exhibit No. 10.4 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.21	Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended, filed as Exhibit No. 10.5 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.22	Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors), filed as Exhibit No. 10.6 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.23	Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended, filed as Exhibit No. 10.7 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

Exhibit
Number
10.24	Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors), filed as Exhibit No. 10.8 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.25	Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended, filed as Exhibit No. 10.9 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.26	Compensatory agreement with Galan G. Daukas, dated July 28, 2005, filed as Exhibit 10.1 to the Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (1) (2)

10.27	Amended and Restated Declaration of Trust of WT Capital Trust I dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein, filed as exhibit 10.1 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.28	Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee, filed as exhibit 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.29	Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company, filed as exhibit 10.3 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.30	Certificate Evidencing Fixed/Floating Rate Capital Securities of WT Capital Trust I dated August 29, 2005, filed as exhibit 10.4 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.31	Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated August 29, 2005, filed as exhibit 10.5 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.32	Amended and Restated Declaration of Trust of WT Capital Trust II dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein, filed as exhibit 10.6 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.33	Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee, filed as exhibit 10.7 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.34	Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company, filed as exhibit 10.8 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.35	Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 10,000) dated August 29, 2005, filed as exhibit 10.9 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.36	Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 4,000) dated August 29, 2005, filed as exhibit 10.10 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.37	Fixed/Floating Rate Junior Subordinated Debt Security due 2035 of Washington Trust Bancorp, Inc. dated August 29, 2005, filed as exhibit 10.11 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

14.1	Code of Ethics — Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2004. (1)

21.1	Subsidiaries of the Registrant — Filed herewith.

23.1	Consent of Independent Accountants — Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed herewith.

Exhibit
Number
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (3)

(1)	Not filed herewith. In accordance with Rule 12b-32 promulgated pursuant to the Exchange Act, reference is made to the documents previously filed with the SEC, which are incorporated by reference herein.

(2)	Management contract or compensatory plan or arrangement.

(3)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.
(b) See (a)(3) above for all exhibits filed herewith and the Exhibit Index.

(c) Financial Statement Schedules. None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.

(Registrant)

Date: March 15, 2006	By	/s/ John C. Warren

John C. Warren
Chairman, Chief Executive Officer and Director
(principal executive officer)

Date: March 15, 2006	By	/s/ David V. Devault

David V. Devault
Executive Vice President, Secretary,
Treasurer and Chief Financial Officer
(principal financial and principal accounting officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 15, 2006	/s/ Gary P. Bennett

Gary P. Bennett, Director

Date: March 15, 2006	/s/ Steven J. Crandall

Steven J. Crandall, Director

Date: March 15, 2006	/s/ Larry J. Hirsch

Larry J. Hirsch, Director

Date: March 15, 2006	/s/ Barry G. Hittner

Barry G. Hittner, Director

Date: March 15, 2006	/s/ Katherine W. Hoxsie

Katherine W. Hoxsie, Director

Date: March 15, 2006	/s/ Mary E. Kennard

Mary E. Kennard, Director

Date: March 15, 2006	/s/ Edward M. Mazze

Edward M. Mazze, Director

Date: March 15, 2006	/s/ Kathleen McKeough

Kathleen McKeough, Director

Date: March 15, 2006	/s/ Victor J. Orsinger II

Victor J. Orsinger II, Director

Date: March 15, 2006	/s/ H. Douglas Randall III

H. Douglas Randall, III, Director

Date: March 15, 2006	/s/ Joyce Olson Resnikoff

Joyce Olson Resnikoff, Director

Date: March 15, 2006	/s/ Patrick J. Shanahan, Jr.

Patrick J. Shanahan, Jr., Director

Date: March 15, 2006	/s/ James P. Sullivan

James P. Sullivan, Director

Date: March 15, 2006	/s/ Neil H. Thorp

Neil H. Thorp, Director

Date: March 15, 2006	/s/ John F. Treanor

John F. Treanor, Director

Date: March 15, 2006	/s/ John C. Warren

John C. Warren, Director