Form 10-Q
period 2006-03-31
WASHINGTON TRUST BANCORP INC
filed 2006-05-09
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2006 or

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
☒Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Mark one):
Large accelerated filer ☐  Accelerated filer ☒  Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒No

The number of shares of common stock of the registrant outstanding as of April 30, 2006 was 13,423,890.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended March 31, 2006

Page
Number

PART I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
March 31, 2006 and December 31, 2005	3
Consolidated Statements of Income
Three Months Ended March 31, 2006 and 2005	4
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2006 and 2005	5
Condensed Notes to Consolidated Financial Statements	6
Report of Independent Registered Public Accounting Firm	20
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3. Quantitative and Qualitative Disclosures About Market Risk	33
Item 4. Controls and Procedures	34
PART II. Other Information
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 6. Exhibits	35
Signatures	36
Exhibit 4.1 Transfer Agency and Registrar Services Agreement, between Registrant and American Stock Transfer & Trust Company, dated February 15, 2006
Exhibit 4.2 Agreement of Substitution and Amendment of Amended and Restated Rights Agreement, between Registrant and American Stock Transfer & Trust Company, dated February 15, 2006
Exhibit 10.1 Second Amendment to Registrant’s Supplemental Executive Retirement Plan
Exhibit 15.1 Letter re: Unaudited Interim Financial Information
Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Certification of Chief Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit 32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The actual results, performance or achievements of the Corporation could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of wealth management and trust assets under administration, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. The Corporation assumes no obligation to update forward-looking statements or update the reasons actual results, performance or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS	(Unaudited)
	March 31,	December 31,
	2006	2005
Assets:
Cash and due from banks	$42,781	$48,997
Federal funds sold and other short-term investments	29,794	17,166
Mortgage loans held for sale	2,211	439
Securities:
Available for sale, at fair value; amortized cost $627,902 in 2006 and $620,638 in 2005	621,516	619,234
Held to maturity, at cost; fair value $161,571 in 2006 and $162,756 in 2005	165,158	164,707
Total securities	786,674	783,941
Federal Home Loan Bank stock, at cost	34,966	34,966
Loans:
Commercial and other	558,826	554,734
Residential real estate	591,409	582,708
Consumer	268,547	264,466
Total loans	1,418,782	1,401,908
Less allowance for loan losses	18,247	17,918
Net loans	1,400,535	1,383,990
Premises and equipment, net	24,106	23,737
Accrued interest receivable	11,238	10,594
Investment in bank-owned life insurance	30,639	30,360
Goodwill	39,963	39,963
Identifiable intangible assets, net	14,004	14,409
Other assets	15,854	13,441
Total assets	$2,432,765	$2,402,003
Liabilities:
Deposits:
Demand deposits	$181,345	$196,102
NOW accounts	179,027	178,677
Money market accounts	227,433	223,255
Savings accounts	202,395	212,499
Time deposits	870,420	828,725
Total deposits	1,660,620	1,639,258
Dividends payable	2,551	2,408
Federal Home Loan Bank advances	556,051	545,323
Junior subordinated debentures	22,681	22,681
Other borrowings	6,108	9,774
Accrued expenses and other liabilities	24,874	24,113
Total liabilities	2,272,885	2,243,557
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 13,425,573 shares in 2006 and 13,372,295 in 2005	839	836
Paid-in capital	34,006	32,778
Retained earnings	130,257	126,735
Accumulated other comprehensive loss	(4,903)	(1,653)
Treasury stock, at cost; 12,843 shares in 2006 and 10,519 shares in 2005	(319)	(250)
Total shareholders’ equity	159,880	158,446
Total liabilities and shareholders’ equity	$2,432,765	$2,402,003

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	(Unaudited)
Three Months Ended March 31,	2006	2005
Interest income:
Interest and fees on loans	$21,897	$17,825
Interest on securities:
Taxable	8,412	8,434
Nontaxable	328	185
Dividends on corporate stock and Federal Home Loan Bank stock	677	619
Interest on federal funds sold and other short-term investments	115	55
Total interest income	31,429	27,118
Interest expense:
Deposits	10,238	6,932
Federal Home Loan Bank advances	5,359	5,549
Junior subordinated debentures	338	-
Other	79	16
Total interest expense	16,014	12,497
Net interest income	15,415	14,621
Provision for loan losses	300	300
Net interest income after provision for loan losses	15,115	14,321
Noninterest income:
Wealth management and trust services	5,882	3,212
Service charges on deposit accounts	1,119	1,011
Merchant processing fees	1,047	778
Income from bank-owned life insurance	279	272
Net gains on loan sales	276	487
Net realized gains on securities	59	-
Other income	858	319
Total noninterest income	9,520	6,079
Noninterest expense:
Salaries and employee benefits	9,619	7,459
Net occupancy	954	853
Equipment	799	882
Merchant processing costs	887	636
Outsourced services	518	413
Advertising and promotion	437	303
Legal, audit and professional fees	376	392
Amortization of intangibles	405	147
Other	1,709	1,359
Total noninterest expense	15,704	12,444
Income before income taxes	8,931	7,956
Income tax expense	2,858	2,546
Net income	$6,073	$5,410

Weighted average shares outstanding - basic	13,386.8	13,282.7
Weighted average shares outstanding - diluted	13,698.6	13,617.3
Per share information:
Basic earnings per share	$0.45	$0.41
Diluted earnings per share	$0.44	$0.40
Cash dividends declared per share	$0.19	$0.18

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
Three months ended March 31,	2006	2005
Cash flows from operating activities:
Net income	6,073	$5,410
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	300
Depreciation of premises and equipment	729	758
Net amortization of premium and discount	416	603
Net amortization of intangibles	405	147
Share-based compensation	181	70
Earnings from bank-owned life insurance	(279)	(272)
Net gains on loan sales	(276)	(487)
Net realized gains on securities	(59)	-
Proceeds from sales of loans	6,819	12,244
Loans originated for sale	(8,364)	(12,797)
Increase in accrued interest receivable, excluding purchased interest	(567)	(357)
(Increase) decrease in other assets	(681)	11
Increase (decrease) in accrued expenses and other liabilities	761	(598)
Other, net	(69)	23
Net cash provided by operating activities	5,389	5,055
Cash flows from investing activities:
Purchases of: Investment securities available for sale	(18,608)	(4,233)
Mortgage backed securities available for sale	(12,851)	(15,000)
Investment securities held to maturity	(6,141)	(5,552)
Mortgage backed securities held to maturity	-	(17,505)
Proceeds from sale of: Investment securities available for sale	193	-
Maturities and principal payments of: Investment securities available for sale	-	22,000
Mortgage backed securities available for sale	23,787	26,719
Investment securities held to maturity	1,335	330
Mortgage backed securities held to maturity	4,291	6,849
Purchase of Federal Home Loan Bank stock	-	(593)
Principal collected on loans under loan originations	(349)	(13,296)
Purchases of loans, including purchased interest	(16,616)	(31,323)
Purchases of premises and equipment	(1,098)	(312)
Net cash used in investing activities	(26,057)	(31,916)
Cash flows from financing activities:
Net increase in deposits	21,363	71,165
Net decrease in other borrowings	(3,666)	(882)
Proceeds from Federal Home Loan Bank advances	160,204	205,112
Repayment of Federal Home Loan Bank advances	(149,463)	(237,967)
Purchases of treasury stock, net	(69)	29
Proceeds from the issuance of common stock under dividend reinvestment plan	313	-
Proceeds from the exercise of share options	605	108
Tax benefit from share option exercises	201	-
Cash dividends paid	(2,408)	(2,257)
Net cash provided by financing activities	27,080	35,308
Net increase (decrease) in cash and cash equivalents	6,412	8,447
Cash and cash equivalents at beginning of year	66,163	52,081
Cash and cash equivalents at end of period	$72,575	$60,528
Noncash Investing and Financing Activities: Loans charged off	$38	$104
Supplemental Disclosures: Interest payments	14,727	12,340
Income tax payments (refunds)	240	(9)

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company and financial holding company. The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank founded in 1800. Through its subsidiaries, the Bancorp offers a complete product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management and trust services through its branch offices in Rhode Island, Massachusetts and southeastern Connecticut, ATMs, and its Internet web site (www.washtrust.com).

(1) Basis of Presentation
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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of March 31, 2006 and December 31, 2005, respectively, and the results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2) New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. This Statement defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Corporation’s financial position or results of operations.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2005, the FASB issued FASB Staff Position (FSP) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired, and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP was effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Corporation’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This Statement eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Prior periods should not be restated. The Corporation believes the adoption of SFAS No. 155 will not have a material impact on the Corporation’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that used derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The Corporation believes the adoption of SFAS No. 156 will not have a material impact on the Corporation’s financial position or results of operations.

(3) Share-Based Compensation Arrangements
Washington Trust has three share-based compensation plans, which are described below. Effective January 1, 2006, the fair value recognition provisions of SFAS 123R, “Share-Based Payment”, were adopted on a modified prospective basis. Prior to this date, the provisions of APB No. 25 and related interpretations were applied for option grant accounting.

In the Corporation’s consolidated financial statements for the three months ended March 31, 2005, the following pro forma net income and earnings per share information was disclosed in accordance with SFAS No. 123 and SFAS No. 148:

(Dollars in thousands, except per share amounts)

Three months ended March 31,		2005
Net income	As reported	$5,410
Less total share-based compensation determined under the fair value
method for all awards, net of tax		(138)
Pro forma		$5,272

Basic earnings per share	As reported	$0.41
Pro forma		$0.40
Diluted earnings per share	As reported	$0.40
Pro forma		$0.39

The Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”), which is shareholder approved, permits the granting of share options and other equity incentives to officers, employees, directors, and other key persons. Up to

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

600,000 shares of the Bancorp’s common stock may be used from authorized but unissued shares, treasury stock, shares reacquired by the Corporation, or shares available from expired or terminated awards. No more than 200,000 shares may be issued in the form of awards other than share options or stock appreciation rights. Share options are designated as either non-qualified or incentive share options. Incentive share option awards may be granted at any time until February 20, 2013.

The Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), which is shareholder approved, permits the granting of share options and other equity incentives to key employees, directors, advisors, and consultants. Up to 1,012,500 shares of the Bancorp’s common stock may be used from authorized but unissued shares, treasury stock, shares reacquired by the Corporation, or shares available from expired or terminated awards. Share options are designated as either non-qualified or incentive share options. Incentive share option awards may be granted at any time until April 29, 2007.

The Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), which was shareholder approved, provided for the granting of share options to directors, officers and key employees. The 1988 Plan permitted share options to be granted at any time until December 31, 1997. The 1988 Plan provided for shares of the Bancorp’s common stock to be used from authorized but unissued shares, treasury stock, or shares available from expired awards. Share options were designated as either non-qualified or incentive share options.

The 1988 Plan, the 1997 Plan and the 2003 Plan (collectively, “the Plans”) permit options to be granted with stock appreciation rights ("SARs"), however, no share options have been granted with SARs. Pursuant to the Plans, the exercise price of each share option may not be less than fair market value of the common stock on the date of the grant. In general, the share option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof. Nonvested share units and shares are valued at the fair market value of the common stock as of the award date. No option, share unit or share awards made prior to January 1, 2003 had requisite vesting periods remaining as of January 1, 2006. Share options awarded during 2003, 2004 and 2005 were granted with a variety of vesting terms including immediate vesting, graded vesting over three-year periods and cliff vesting over three-year periods. Nonvested share units or shares awarded during 2004 and 2005 were granted with vesting terms ranging from two to five years. Share option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

No share options, nonvested share units or nonvested shares were awarded during the three-month periods ended March 31, 2006 and 2005.

For the three months ended March 31, 2006 and 2005, the Corporation recognized share-based compensation expense (for share option, nonvested share unit and nonvested share awards) of $181 thousand and $70 thousand, respectively. The amount of related income tax benefit recognized for the three months ended March 31, 2006 and 2005, totaled $51 thousand and $24 thousand, respectively.

A summary of share option activity under the Plans as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

(Dollars in thousands)			Weighted
	Number	Weighted	Average
	of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2006	1,198,111	$20.31	-	-
Granted	-	-	-	-
Exercised	50,181	15.11	-	-
Forfeited or expired	1,483	26.78	-	-
Outstanding at March 31, 2006	1,146,447	$20.53	6.0 years	$8,655
Exercisable at March 31, 2006	1,029,113	$20.36	5.9 years	$7,950

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The total intrinsic value of share options exercised during the three months ended March 31, 2006 was $598 thousand.

A summary of the status of Washington Trust’s nonvested shares as of March 31, 2006, and changes during the three months ended March 31, 2006, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	55,850	$24.77
Granted	-	-
Vested	-	-
Forfeited	(200)	23.61
Nonvested at March 31, 2006	55,650	$24.78

As of March 31, 2006, there was $902 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.0 years.

(4) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$123,148	$404	$(1,497)	$122,055
Mortgage-backed securities	425,857	866	(12,424)	414,299
Corporate bonds	63,562	273	(662)	63,173
Corporate stocks	15,335	6,831	(177)	21,989
Total	627,902	8,374	(14,760)	621,516
December 31, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	107,135	1,332	(816)	107,651
Mortgage-backed securities	436,142	1,019	(8,987)	428,174
Corporate bonds	63,565	346	(716)	63,195
Corporate stocks	13,796	6,573	(155)	20,214
Total	$620,638	$9,270	$(10,674)	$619,234

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$47,250	$-	$(890)	$46,360
Mortgage-backed securities	80,614	557	(2,344)	78,827
States and political subdivisions	37,294	39	(949)	36,384
Total	165,158	596	(4,183)	161,571
December 31, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	47,250	-	(797)	46,453
Mortgage-backed securities	84,960	768	(1,527)	84,201
States and political subdivisions	32,497	72	(467)	32,102
Total	$164,707	$840	$(2,791)	$162,756

Securities available for sale and held to maturity with a fair value of $566.5 million and $564.3 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at March 31, 2006 and December 31, 2005, respectively. In addition, securities available for sale and held to maturity with a fair value of $12.6 million and $13.8 million were collateralized for the discount window at the Federal Reserve Bank at March 31, 2006 and December 31, 2005, respectively. There were no borrowings with the Federal Reserve Bank at either date. Securities available for sale with a fair value of $2.1 million and $2.2 million were designated in a rabbi trust for a nonqualified retirement plan at March 31, 2006 and December 31, 2005, respectively.

At March 31, 2006 and December 31, 2005, the securities portfolio included $10.0 million and $3.4 million of net pretax unrealized losses, respectively. Included in these net amounts were gross unrealized losses amounting to $18.9 million and $13.5 million at March 31, 2006 and December 31, 2005, respectively.

The following tables summarize, for all securities in an unrealized loss position at March 31, 2006 and December 31, 2005, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At March 31, 2006	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	16	$88,905	$1,507	6	$43,370	$880	22	$132,275	$2,387
Mortgage-backed securities	43	144,104	2,993	62	267,752	11,775	105	411,856	14,768
States and
political subdivisions	43	26,876	784	7	4,027	165	50	30,903	949
Corporate bonds	5	13,176	153	10	28,247	509	15	41,423	662
Subtotal, debt securities	107	273,061	5,437	85	343,396	13,329	192	616,457	18,766
Corporate stocks	8	6,095	155	1	489	22	9	6,584	177
Total temporarily
impaired securities	115	$279,156	$5,592	86	$343,885	$13,351	201	$623,041	$18,943

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2005	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	12	$70,586	$827	6	$43,464	$786	18	$114,050	$1,613
Mortgage-backed securities	56	178,688	2,565	47	238,844	7,949	103	417,532	10,514
States and
political subdivisions	33	19,129	349	5	3,557	118	38	22,686	467
Corporate bonds	5	10,929	75	9	25,019	641	14	35,948	716
Subtotal, debt securities	106	279,332	3,816	67	310,884	9,494	173	590,216	13,310
Corporate stocks	6	2,617	126	1	483	28	7	3,100	155
Total temporarily
impaired securities	112	$281,949	$3,942	68	$311,367	$9,522	180	$593,316	$13,465

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to interest rates. The majority of debt securities reported in an unrealized loss position at March 31, 2006 were purchased during 2005, 2004 and 2003, during which time interest rates were at or near historical lows. The relative increase in short and medium term interest rates towards the end of 2005 resulted in a decline in market value for these debt securities. Other contributing factors for debt securities reported in an unrealized loss position at March 31, 2006 include widening of investment spreads on certain variable rate asset classes, which have resulted in relative declines in market value compared to amortized cost. The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of future interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at March 31, 2006 consisted of 192 debt security holdings. The largest loss percentage of any single holding was 7.90% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The Corporation believes that the nature and duration of impairment on its equity securities holdings are considered to be a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at March 31, 2006 consisted of nine holdings of financial and commercial entities. The largest loss percentage position of any single holding was 7.13% of its cost.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$277,851	20%	$291,292	21%
Construction and development (2)	35,599	3%	37,190	3%
Other (3)	245,376	17%	226,252	16%
Total commercial	558,826	40%	554,734	40%

Residential real estate:
Mortgages (4)	573,262	40%	565,680	40%
Homeowner construction	18,147	2%	17,028	2%
Total residential real estate	591,409	42%	582,708	42%

Consumer
Home equity lines	157,769	11%	161,100	11%
Home equity loans	76,107	5%	72,288	5%
Other	34,671	2%	31,078	2%
Total consumer	268,547	18%	264,466	18%
Total loans (5)	$1,418,782	100%	$1,401,908	100%

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
(5) Net of unamortized loan origination fees, net of costs, totaling $411 thousand and $373 thousand at March 31, 2006 and December 31, 2005, respectively. Also includes $597 thousand and $753 thousand of premium, net of discount, on purchased loans at March 31, 2006 and December 31, 2005, respectively.

(6) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)

Three months ended March 31,	2006	2005
Balance at beginning of period	$17,918	$16,771
Provision charged to expense	300	300
Subtotal	18,218	17,071

Charge-offs	(38)	(104)
Recoveries	67	91
Net recoveries (charge-offs)	29	(13)
Balance at end of period	$18,247	$17,058
Allowance for loan losses to total loans	1.29%	1.32%

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the three months ended March 31, 2006 are as follows:

Goodwill
Wealth
(Dollars in thousands)	Commercial	Management
	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2005	$22,591	$17,372	$39,963
Goodwill acquired during the period	-	-	-
Impairment recognized	-	-	-
Balance at March 31, 2006	$22,591	$17,372	$39,963

Other Intangible Assets

	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2005	$911	$13,220	$278	$14,409
Amortization	65	328	12	405
Balance at March 31, 2006	$846	$12,892	$266	$14,004

Amortization of intangible assets for the three months ended March 31, 2006, totaled $405 thousand. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Estimated amortization expense:
2006 (full year)	$261	$1,283	$49	$1,593
2007	140	1,194	49	1,383
2008	120	1,111	49	1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091

The components of intangible assets at March 31, 2006 are as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,151	765	881	3,797
Net amount	$846	$12,892	$266	$14,004

(8) Financial Instruments With Off-Balance Sheet Risk and Derivative Financial Instruments
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

(Dollars in thousands)	March 31, 2006	December 31, 2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$105,347	$105,971
Home equity lines	178,456	174,073
Other loans	13,578	17,271
Standby letters of credit	10,629	10,986
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	3,146	2,188
Commitments to sell fixed rate mortgage loans	5,357	2,626

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At March 31, 2006 and December 31, 2005, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $10.6 million and $11.0 million, respectively. At March 31, 2006 and December 31, 2005, there was no liability to beneficiaries resulting from standby letters of credit.

At March 31, 2006, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the fair value of these commitments is recognized in other assets on the balance sheet and changes in fair value of such commitments are recorded in current earnings in the income statement. The carrying value of such commitments as of March 31, 2006 and December 31, 2005 and the respective changes in fair values for the three months ended March 31, 2006 and 2005 were insignificant.

(9) Borrowings
Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(Dollars in thousands)	March 31,	December 31,
	2006	2005
FHLB advances	$556,051	$545,323

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at March 31, 2006 and December 31, 2005. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at March 31, 2006 and December 31, 2005. Included in the collateral were securities available for sale and held to maturity with a fair value of $497.1 million and $498.0 million that were specifically pledged to secure FHLB borrowings at March 31, 2006 and December 31, 2005, respectively. Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Junior Subordinated Debentures
In connection with the Weston Financial Group, Inc. (“Weston Financial”) acquisition, trust preferred securities totaling $22 million were issued in the third quarter of 2005 by WT Capital Trust I (“Trust I”) and WT Capital Trust II (“Trust II”), capital trusts created by the Bancorp. In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities - Revised”, Trust I and Trust II are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to Trust I and Trust II as debt in its financial statements. At March 31, 2006 and December 31, 2005, junior subordinated debentures payable amounted to $22.7 million.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	March 31,	December 31,
	2006	2005
Treasury, Tax and Loan demand note balance	$114	$3,794
Deferred acquisition obligations	5,530	5,469
Other	464	511
Other borrowings	$6,108	$9,774

There were no securities sold under repurchase agreements outstanding at March 31, 2006 and December 31, 2005. Securities sold under repurchase agreements generally mature within 90 days. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability.

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

The actuarial assumptions used for the non-qualified retirement plans are the same as those used for the Corporation’s tax-qualified pension plan. The non-qualified retirement plans provide for the designation of assets in rabbi trusts. At March 31, 2006 and December 31, 2005, securities available for sale and other assets designated for this purpose with a carrying value of $2.7 million and $2.8 million, respectively, were included in the Corporation’s Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Three months ended March 31,	2006	2005	2006	2005
Service cost	$517	$468	$88	$77
Interest cost	413	380	116	109
Expected return on plan assets	(450)	(421)	-	-
Amortization of transition asset	(1)	(1)	-	-
Amortization of prior service cost	(9)	7	16	20
Recognized net actuarial loss	79	31	54	113
Net periodic benefit cost	$549	$464	$274	$319

Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2006 and 2005 were as follows:

	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
	2006	2005	2006	2005
Measurement date	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Discount rate	5.50%	6.00%	5.50%	6.00%
Expected long-term return on plan assets	8.25%	8.25%	-	-
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1.3 million to its qualified pension plan and $326 thousand in benefit payments to its non-qualified retirement plans in 2006. As of March 31, 2006, $1.3 million of contributions have been made to the qualified pension plan and $84 thousand in benefit payments have been made to the non-qualified retirement plans. The Corporation presently anticipates contributing an additional $251 thousand in benefit payments to the non-qualified retirement plans in 2006.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Shareholders’ Equity
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at March 31, 2006 and December 31, 2005, as well as the corresponding minimum regulatory amounts and ratios:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2006:
Total Capital (to Risk-Weighted Assets):
Corporation	$152,952	10.72%	$114,127	8.00%	$142,659	10.00%
Bank	$156,154	10.95%	$114,055	8.00%	$142,569	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$132,116	9.26%	$57,063	4.00%	$85,595	6.00%
Bank	$135,330	9.49%	$57,028	4.00%	$85,541	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$132,116	5.64%	$93,719	4.00%	$117,148	5.00%
Bank	$135,330	5.78%	$93,686	4.00%	$117,108	5.00%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets):
Corporation	$147,454	10.51%	$112,221	8.00%	$140,277	10.00%
Bank	$151,383	10.80%	$112,152	8.00%	$140,190	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$127,023	9.06%	$56,111	4.00%	$84,166	6.00%
Bank	$130,962	9.34%	$56,076	4.00%	$84,114	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$127,023	5.45%	$93,285	4.00%	$116,606	5.00%
Bank	$130,962	5.62%	$93,254	4.00%	$116,568	5.00%

(1)	Leverage ratio

As previously disclosed, in connection with the Weston Financial acquisition, trust preferred securities totaling $22 million were issued in the third quarter of 2005 by Trust I and Trust II, capital trusts created by the Bancorp. In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities - Revised”, Trust I and Trust II are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to Trust I and Trust II as debt in its financial statements. The trust preferred securities qualify as Tier 1 capital.

The Corporation’s capital ratios at March 31, 2006 place the Corporation in the “well-capitalized” category according to regulatory standards. On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

(13) Comprehensive Income

(Dollars in thousands)

Three months ended March 31,	2006	2005

Net income	$6,073	$5,410

Unrealized holding losses on securities available for sale, net of tax	(3,211)	(5,873)
Reclassification adjustments for gains arising during the period, net of tax	(39)	-
Total comprehensive income (loss)	$2,823	$(463)

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Earnings Per Share
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

(Dollars and shares in thousands, except per share amounts)

Three months ended March 31,	2006	2005

Net income	$6,073	$5,410

Weighted average basic shares	13,386.8	13,282.7
Dilutive effect of:
Options	276.2	316.3
Other	35.6	18.3
Weighted average diluted shares	13,698.6	13,617.3

Earnings per share:
Basic	$0.45	$0.41
Diluted	$0.44	$0.40

(15) Business Segments
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

Three months ended March 31, 2006		Wealth
	Commercial	Management		Consolidated
(Dollars in thousands)	Banking	Services	Corporate	Total
Net interest income (expense)	$13,142	$(24)	$2,297	$15,415
Noninterest income	2,749	6,440	331	9,520
Total income	15,891	6,416	2,628	24,935

Provision for loan losses	300	-	-	300
Depreciation and amortization expense	558	419	157	1,134
Other noninterest expenses	8,315	4,342	1,913	14,570
Total noninterest expenses	9,173	4,761	2,070	16,004
Income before income taxes	6,718	1,655	558	8,931
Income tax expense	2,342	653	(137)	2,858
Net income	$4,376	$1,002	$695	$6,073

Total assets at period end	$1,499,729	$33,145	$899,891	$2,432,765
Expenditures for long-lived assets	788	254	56	1,098

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three months ended March 31, 2005		Wealth
	Commercial	Management		Consolidated
(Dollars in thousands)	Banking	Services	Corporate	Total
Net interest income (expense)	$12,671	$(19)	$1,969	$14,621
Noninterest income	2,574	3,212	293	6,079
Total income	15,245	3,193	2,262	20,700

Provision for loan losses	300	-	-	300
Depreciation and amortization expense	673	178	54	905
Other noninterest expenses	7,842	2,080	1,617	11,539
Total noninterest expenses	8,815	2,258	1,671	12,744
Income before income taxes	6,430	935	591	7,956
Income tax expense (benefit)	2,247	330	(29)	2,546
Net income	$4,183	$605	$620	$5,410

Total assets at period end	$1,374,597	$4,419	$963,122	$2,342,138
Expenditures for long-lived assets	218	19	75	312

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

Wealth Management Services
Wealth Management Services includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services, including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. The increase in revenues and expenses for this segment in the first quarter of 2006 is primarily attributable to the acquisition of Weston Financial completed on August 31, 2005.

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs. It also includes income from bank-owned life insurance as well as administrative and executive expenses not allocated to the business lines and the residual impact of methodology allocations such as funds transfer pricing offsets.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at March 31, 2006 and for the three months ended March 31, 2006 and 2005, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board (United States)) and not an audit, set forth in their separate report dated May 9, 2006 appearing below. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the liability provisions of Section 11 of the Securities Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of March 31, 2006, the related consolidated statements of income for the three-month periods ended March 31, 2006 and 2005 and the related consolidated statements of cash flows for the three-month periods ended March 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries as of December 31, 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 15, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Providence, Rhode Island
May 9, 2006

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

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of wealth management and trust assets under administration, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan defaults and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1A of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2005 may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income, are considered critical accounting policies. The Corporation’s accounting and reporting policies comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are important in understanding the reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2005 Annual Report on Form 10-K, we have identified the allowance for loan losses, accounting for acquisitions and review of goodwill and intangible assets for impairment, other-than-temporary impairment, interest income recognition, and tax estimates as critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Results of Operations
Overview
Net income for the first quarter of 2006 was $6.1 million, an increase of 12% from the $5.4 million reported for the first quarter of 2005. On a per diluted share basis, the Corporation earned $0.44 for the first quarter of 2006, up $0.04, or 10%, from the same quarter in 2005.

The rates of return on average equity and average assets for the three months ended March 31, 2006 were 15.09% and 1.01%, up from 14.20% and 0.94%, respectively, for the same period in 2005.

Selected financial highlights are presented in the table below.

(Dollars in thousands, except per share amounts)

Three months ended March 31,	2006	2005

Earnings:
Net income	$6,073	$5,410
Diluted earnings per share	0.44	0.40
Dividends declared per common share	0.19	0.18
Book value per share	11.92	11.23
Tangible book value per common share	7.90	9.44
Weighted average shares - Basic	13,386.8	13,282.7
Weighted average shares - Diluted	13,698.6	13,617.3

Select Ratios:
Return on average assets	1.01%	0.94%
Return on average shareholders equity	15.09%	14.20%
Interest rate spread (taxable equivalent basis)	2.53%	2.49%
Net interest margin (taxable equivalent basis)	2.84%	2.76%

On August 31, 2005, the Corporation completed the acquisition of Weston Financial Group, Inc. (“Weston Financial”), a registered investment advisor and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. The results of Weston Financial’s operations have been included in the Consolidated Statements of Income since that date. The acquisition of Weston Financial increased the size and range of products and services offered by Washington Trust’s wealth management group.

Net Interest Income
Net interest income is the difference between interest earned on loans and investments and interest paid on deposits and other borrowings, and continues to be the primary source of Washington Trust’s operating income. Included in interest income are loan prepayment fees and certain other fees, such as late charges. Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earnings assets and interest-bearing liabilities. Net interest income totaled $15.4 million for the first quarter of 2006, up 5% from the first quarter a year ago.

The following discussion presents net interest income on a fully taxable equivalent (FTE) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities. (See additional information in tabular presentation on pages 24 and 25).

FTE net interest income for the three months ended March 31, 2006 amounted to $15.7 million, up 6% from the same period a year ago. The increase in net interest income was primarily attributable to growth in average earning assets and a higher amount of loans as a percentage of total interest-earning assets. The rise in short-term rates in the first quarter of 2006 caused deposit costs to rise, however, this was offset in part by higher yields on loans and securities. The net interest margin (annualized tax-equivalent net interest income as a percentage of average interest-earning assets) amounted to 2.84% for the first quarter of 2006, unchanged from the fourth quarter of 2005, and up 8 basis points from the first quarter of 2005.

Average interest-earning assets for the quarter ended March 31, 2006 increased $58.0 million over the amount reported for the same period last year. This increase was mainly due to growth in the loan portfolio, which was partially offset by reductions in the securities portfolio. Growth in average loan balances resulted from internal growth in commercial and consumer loans as well as from purchases of primarily adjustable rate residential mortgage loans. The yield on total loans for the three months ended March 31, 2006 increased 61 basis points from the comparable 2005 period. The contribution of loan prepayment and other fees to the yield on total loans was insignificant for both the three months ended March 31, 2006 and 2005. Total average securities for the three months ended March 31, 2006 decreased $81.1 million from the same period last year, as the flattening of the yield curve has made reinvestment of maturing balances relatively unattractive during these periods. The FTE rate of return on securities for the three months ended March 31, 2006 increased 55 basis points. The increase in the total yield on securities reflects a combination of higher yields on variable rate securities tied to short-term interest rates, runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows in 2006 relative to the prior year.

For the quarter ended March 31, 2006, average interest-bearing liabilities rose $69.3 million over the amount reported for the comparable period last year. The Corporation experienced growth in time deposits and money market accounts, and declines in NOW accounts, savings accounts and FHLB advances. The increase in average interest-bearing liabilities was principally due to $162.4 million of growth in time deposits for the first quarter of 2006. The average rate paid on time deposits for the three months ended March 31, 2006 increased 62 basis points from the comparable 2005 period. Included in time deposits were brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with other sources. Average brokered certificates of deposit for the three months ended March 31, 2006 increased $17.6 million over the amount reported for the same period last year. The balance of average FHLB advances for the quarter ended March 31, 2006 decreased $108.2 million, while the average rate paid on FHLB advances increased 54 basis points from the same quarter a year ago.

Average Balances / Net Interest Margin - Fully Taxable Equivalent Basis (FTE)
The following table presents average balance and interest rate information. Tax-exempt income is converted to a fully taxable equivalent (“FTE”) basis using the statutory federal income tax rate. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Unrealized gains (losses) on available for sale securities are excluded from the average balance and yield calculations. Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

Three months ended March 31,	2006			2005
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$589,837	$7,404	5.09%	$530,845	$6,505	4.97%
Commercial and other loans	556,013	10,254	7.48%	512,260	8,426	6.67%
Consumer loans	267,068	4,289	6.51%	230,728	2,939	5.17%
Total loans	1,412,918	21,947	6.30%	1,273,833	17,870	5.69%
Federal funds sold and
other short-term investments	10,178	115	4.62%	10,670	55	2.10%
Taxable debt securities	737,563	8,412	4.63%	830,738	8,434	4.12%
Nontaxable debt securities	35,177	504	5.81%	19,132	284	6.01%
Corporate stocks and FHLB stock	49,344	761	6.26%	52,852	723	5.54%
Total securities	832,262	9,793	4.77%	913,392	9,496	4.22%
Total interest-earning assets	2,245,180	31,739	5.73%	2,187,225	27,366	5.07%
Non interest-earning assets	149,361			126,180
Total assets	$2,394,541			$2,313,405
Liabilities and Shareholders’ Equity:
NOW accounts	$170,421	$67	0.16%	$171,108	$78	0.18%
Money market accounts	228,305	1,607	2.85%	196,577	841	1.73%
Savings deposits	204,768	287	0.57%	248,957	377	0.61%
Time deposits	851,298	8,277	3.94%	688,878	5,636	3.32%
FHLB advances	547,391	5,359	3.97%	655,564	5,549	3.43%
Junior subordinated debentures	22,681	338	6.04%	-	-	-%
Other borrowed funds	7,017	79	4.64%	1,507	16	4.24%
Total interest-bearing liabilities	2,031,881	16,014	3.20%	1,962,591	12,497	2.58%
Demand deposits	179,954			182,281
Other liabilities	21,759			16,113
Shareholders’ equity	160,947			152,420
Total liabilities and shareholders’ equity	$2,394,541			$2,313,405
Net interest income (FTE)		$15,725			$14,869
Interest rate spread			2.53%			2.49%
Net interest margin			2.84%			2.76%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,	2006	2005
Commercial and other loans	$50	$45
Nontaxable debt securities	176	99
Corporate stocks	84	104

The following table presents certain information on a fully taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended
	March 31, 2005 vs. 2004
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Change
Interest on interest-earning assets:
Residential real estate loans	$739	$160	$899
Commercial and other loans	755	1,073	1,828
Consumer loans	510	840	1,350
Federal funds sold and other short-term investments	(3)	64	61
Taxable debt securities	(1,004)	982	(22)
Nontaxable debt securities	230	(10)	220
Corporate stocks and FHLB stock	(50)	88	38
Total interest income	$1,177	$3,197	$4,374
Interest on interest-bearing liabilities:
NOW accounts	$-	$(11)	$(11)
Money market accounts	374	392	766
Savings deposits	(65)	(25)	(90)
Time deposits	1,473	1,167	2,640
FHLB advances	(991)	801	(190)
Junior subordinated debentures	338	-	338
Other borrowed funds	63	2	65
Total interest expense	1,192	2,326	3,518
Net interest income	$(15)	$871	$856

Provision and Allowance for Loan Losses
The Corporation’s loan loss provision charged to earnings amounted to $300 thousand for the first quarter of 2006, unchanged from both the fourth quarter of 2005 and the first quarter of 2005. The allowance for loan losses was $18.2 million, or 1.29% of total loans, at March 31, 2006, compared to $17.9 million, or 1.28%, at December 31, 2005.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. Noninterest income, excluding gains on securities, comprised 38% of total revenue for first quarter of 2006, compared with 29% for the same period in 2005. Primary sources of noninterest income are wealth management and trust services fees, service charges on deposit accounts, merchant credit card processing fees and net gains on sales of loans. Noninterest income amounted to $9.5 million for the three months ended March 31, 2006, an increase of 56% over the first quarter of 2005. This increase is primarily attributable to higher revenues from wealth management and trust services, mainly due to the acquisition of Weston Financial in the third quarter of 2005.

The following table presents a noninterest income comparison for the three months ended March 31, 2006 and 2005:

(Dollars in thousands)
			$	%
Three months ended March 31	2006	2005	Change	Change
Noninterest income:
Wealth management and trust services	$5,882	$3,212	$2,670	83%
Service charges on deposit accounts	1,119	1,011	108	11%
Merchant processing fees	1,047	778	269	35%
Income from bank-owned life insurance	279	272	7	3%
Net gains on loan sales	276	487	(211)	(43)%
Other income	858	319	539	169%
Subtotal	9,461	6,079	3,382	56%
Net realized gains on securities	59	-	59	-%
Total noninterest income	$9,520	$6,079	$3,441	57%

Revenues from wealth management and trust services for the first quarter of 2006 rose by $2.7 million, or 83%, over the first quarter of 2005. This increase was primarily attributable to the acquisition of Weston Financial completed on August 31, 2005. Revenue from wealth management and trust services is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets. Assets under administration totaled $3.443 billion at March 31, 2006, up $171 million, or 5%, from $3.272 billion at December 31, 2005. This increase was due to business development efforts and financial market appreciation. Assets under administration amounted to $1.831 billion at March 31, 2005.

For the three months ended March 31, 2006, service charges on deposits totaled $1.1 million, up 11% from the same period a year ago.

Merchant processing fees for the quarter ended March 31, 2006 increased 35% from the corresponding period a year ago due to increases in the volume of transactions processed. Merchant processing fees represent charges to merchants for credit card transactions processed.

For the three months ended March 31, 2006, net gains on loan sales totaled $276 thousand, down 43% from the comparable 2005 period due to decreased sales of Small Business Administration (“SBA”) loans and residential mortgage loans.

Income from bank-owned life insurance (“BOLI”) amounted to $279 thousand and $272 thousand, respectively, for the quarters ended March 31, 2006 and 2005. BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The cash surrender value of BOLI was $30.6 million at March 31, 2006 compared to $30.4 million at December 31, 2005. The BOLI investment provides a means to mitigate increasing employee benefit costs.

The Corporation recognized a small amount of realized securities gains of in the first quarter 2006.

Other income consists of loan servicing fees, safe deposit rents, wire transfer fees, fees on letters of credit, financial advisory services fees, commissions on annuities and other fees. Other income amounted to $858 thousand for the three months ended March 31, 2006, up 169% from the first quarter a year ago largely due to the addition of Weston Financial in the third quarter of 2005.

Noninterest Expense
For the first quarter of 2006, total noninterest expense amounted to $15.7 million, up $3.3 million, or 26% from the first quarter a year ago. Approximately $1.9 million, or 59% of the increase, was attributable to the addition of Weston Financial.

The following table presents a noninterest expense comparison for the three months ended March 31, 2006 and 2005:

(Dollars in thousands)
			$	%
Three months ended March 31	2006	2005	Change	Change
Noninterest expense:
Salaries and employee benefits	$9,619	$7,459	$2,160	29%
Net occupancy	954	853	101	12%
Equipment	799	882	(83)	(9)%
Merchant processing costs	887	636	251	39%
Outsourced services	518	413	105	25%
Advertising and promotion	437	303	134	44%
Legal, audit and professional fees	376	392	(16)	(4)%
Amortization of intangibles	405	147	258	176%
Other	1,709	1,359	350	26%
Total noninterest expense	$15,704	$12,444	$3,260	26%

Salaries and employee benefit expense, the largest component of noninterest expense, totaled $9.6 million for the three months ended March 31, 2006, up $2.2 million, or 29%, from the first quarter of 2005. Approximately $1.3 million, or 61%, of this increase was attributable to the operating expenses of Weston Financial. The remaining increase of $844 thousand included increases in salaries and wages, higher defined benefit plan costs, increases in performance-based compensation and higher share-based compensation. See Note 3 to the Consolidated Financial Statement for additional discussion on share-based compensation.

Net occupancy expense in the first quarter of 2006 increased 12% over the same quarter in 2005. This increased reflected higher rental expense for leased premises and included operating expenses of Weston Financial. Equipment expense decreased 9% in the first three months of 2006, primarily due to lower depreciation expense on furniture and equipment.

Merchant processing costs amounted to $887 million for the three months ended March 31, 2006, up 39% from the comparable period in 2005 due to increases in the volume of transactions processed. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.

Outsourced services for the first quarter of 2006 increased 25% over the same quarter as year ago due to higher costs for data processing services and third party vendor costs. Legal, audit and professional fees totaled $376 thousand for the three months ended March 31, 2006, down slightly from the same period last year. Advertising and promotion expense totaled $437 thousand for the first three months of 2006, up $137 thousand, or 44%, from the comparable period in 2005.

Amortization of intangibles amounted to $405 thousand and $147 thousand, respectively, in the three months ended March 31, 2006 and 2005. See Note 7 to the Consolidated Financial Statements for additional information on identifiable intangible assets.

Other noninterest expense increased $350 thousand, or 26%, in the first quarter of 2006 compared to the same period last year, including approximately $110 thousand of operating costs for Weston Financial

Income Taxes
Income tax expense amounted to $2.9 million and $2.5 million, respectively, for the three months ended March 31, 2006 and 2005. The Corporation’s effective tax rate for the first quarter of 2006 was 32.0%, unchanged from the first quarter of 2005 and down from the 32.7% rate recorded in the fourth quarter of 2005. These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
At March 31, 2006, total assets amounted to $2.433 billion, up $30.8 million from December 31, 2005, mainly due to an increase in total loans. Total liabilities increased $29.3 million in the first quarter of 2006, with the largest increase in total deposits. Shareholders’ equity totaled $159.9 million at March 31, 2006, up $1.4 million in the first quarter of 2006.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. At March 31, 2006 the securities portfolio totaled $786.7 million, or 32.3% of total assets, compared with $783.9 million, or 32.6% of total assets, at December 31, 2005. As a result of increases in interest rates, the net unrealized losses on securities available for sale amounted to $10.0 million at March 31, 2006, compared to $3.4 million at December 31, 2005. See Note 4 to the Consolidated Financial Statements for detail of unrealized gains and losses on securities.

Loans
Total loans increased $16.9 million, or 1.2%, in the first three months of 2006 amounting to $1.419 billion at March 31, 2006.

The Corporation originates residential mortgages, for both portfolio and sale, and purchases mortgages from other financial institutions. Residential real estate loans totaled $591.4 million at March 31, 2006, increasing $8.7 million, or 1.5%, during the first three months of 2006, including the effect of $11.8 million in purchased adjustable rate mortgages.

Consumer loans rose by $4.1 million, or 1.5%, in the first quarter of 2006, led by growth in home equity loans.

Commercial loans, including commercial real estate and construction loans, totaled $558.8 million at March 31, 2006, up $4.1 million, or 0.7%, in the first quarter of 2006.

Asset Quality
Allowance for Loan Losses
Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Application of Critical Accounting Policies and Estimates” of Washington Trust’s 2005 Annual Report on Form 10-K.

The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

At March 31, 2006, the allowance for loan losses was $18.2 million, or 1.29% of total loans, and 805% of total nonaccrual loans. This compares with an allowance of $17.1 million, or 1.32% of total loans, and 718% of nonaccrual loans at March 31, 2005. Loan recoveries, net of charge-offs, amounted to $29 thousand in the first quarter of 2006, compared to net charge-offs of $13 thousand in the same period a year ago.

Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)	March 31,	December 31,
	2006	2005
Nonaccrual loans 90 days or more past due	$1,209	$1,257
Nonaccrual loans less than 90 days past due	1,059	1,157
Total nonaccrual loans	2,268	2,414
Other real estate owned, net	-	-
Total nonperforming assets	$2,268	$2,414
Nonaccrual loans as a percentage of total loans	0.16%	0.17%
Nonperforming assets as a percentage of total assets	0.09%	0.10%
Allowance for loan losses to nonaccrual loans	804.54%	742.25%
Allowance for loan losses to total loans	1.29%	1.28%

Nonperforming assets amounted to $2.3 million, or 0.09% of total assets, at March 31, 2006, compared to $2.4 million, or 0.10%, at December 31, 2005.

There were no accruing loans 90 days or more past due at March 31, 2006 or December 31, 2005.

Impaired loans consist of all nonaccrual commercial loans. At March 31, 2006, the recorded investment in impaired loans was $1.0 million, which had a related allowance of $65 thousand. Also during the three-month period ended March 31, 2006, interest income recognized on impaired loans amounted to approximately $72 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

(Dollars in thousands)	March 31,	December 31,
	2006	2005
Residential real estate	$1,040	$1,147
Commercial:
Mortgages	328	394
Construction and development	-	-
Other	705	624
Consumer	195	249
Total nonaccrual loans	$2,268	$2,414

Deposits
In the first three months of 2006, total deposits rose by $21.4 million, or 1.3%. Excluding a $22.0 million increase in brokered certificates of deposit, in-market deposits were down slightly by $641 thousand during the first quarter of 2006. This decrease reflects a seasonality trend whereby the Corporation has experienced outflow of demand deposit balances during the first quarter in recent years. Due to increases in short-term interest rates, the Corporation also experienced a continuation of a shift in the mix of deposits away from savings accounts and into premium money market accounts and certificates of deposit.

Demand deposits amounted to $181.3 million at March 31, 2006, down $14.8 million, or 7.5%, from December 31, 2005. NOW account balances totaled $179.0 million at March 31, 2006, essentially unchanged from the end of 2005. Money market account balances totaled $227.4 million at March 31, 2006, up $4.2 million, or 1.9%, from December 31, 2005. During the three months ended March 31, 2006, savings deposits declined $10.1 million, or 4.8%, and amounted to $202.4 million. Time deposits (including brokered certificates of deposit) amounted to $870.4 million, up $41.7 million, or 5.0%, during the first three months of 2006. The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources. Brokered time deposits amounted to $222.1 million, up $22.0 million, or 11%, during the three months ended March 31, 2006. Excluding the brokered time deposits, time deposits rose $19.7 million, or 3.1%, in the first three months of 2006 due to growth in consumer and commercial certificates of deposit.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. During the first three months of 2006, FHLB advances increased by $10.7 million. See Note 9 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits. Deposits (demand, NOW, money market, savings and time deposits) funded approximately 61% of total average assets in the first three months of 2006. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the first quarter of 2006. Net loans as a percentage of total assets amounted to 58% at March 31, 2006, unchanged from December 31, 2005. Total securities as a percentage of total assets amounted to 32% at March 31, 2006, compared to 33% at December 31, 2005.

For the three months ended March 31, 2006, net cash provided by financing activities amounted to $27.0 million and was generated primarily from overall growth in deposits and net increase in FHLB advances. Net cash used in investing activities was $26.1 million in the first quarter of 2006. The Corporation purchased $16.6 million of residential and consumer loans in the three months ended March 31, 2006. Net cash provided by operating activities amounted to $5.5 million in the first quarter of 2006, generated primarily by net income of $6.1 million. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $159.9 million at March 31, 2006, up approximately $1.4 million since December 31, 2005. Included in this change was a decrease in accumulated other comprehensive income of $3.3 million. The decrease in accumulated other comprehensive income in the first quarter of 2006 was due to increases in net unrealized losses on securities available for sale. Dividends payable at March 31, 2006 amounted to $2.6 million, representing a $.19 per share dividend, which was paid to shareholders on April 14, 2006. This was an increase from the $.18 per share rate paid throughout 2005 and represents the fourteenth consecutive year with a dividend increase. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise, and as such its ability to pay dividends to the Bancorp is subject to regulatory review and restriction.

The ratio of total equity to total assets amounted to 6.6% at March 31, 2006, unchanged from December 31, 2005. Book value per share as of March 31, 2006 and December 31, 2005 amounted to $11.92 and $11.86, respectively. The tangible book value per share was $7.90 at March 31, 2006, compared to $7.79 at the end of 2005.

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

In connection with the Weston Financial acquisition, trust preferred securities totaling $22 million were issued in the third quarter of 2005 by capital trusts created by the Corporation. In accordance with FIN 46-R, the capital trusts that issued the trust preferred securities are not consolidated into the Corporation’s financial statements, however, the Corporation reflects the amounts of junior subordinated debentures payable to the capital trusts as debt in its financial statements. The trust preferred securities qualify as Tier 1 capital.

The Corporation’s capital ratios at March 31, 2006 place the Corporation in the “well-capitalized” category according to regulatory standards. On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments. The following table summarizes our contractual cash obligation and other commitments at March 31, 2006.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$556,051	$153,644	$227,306	$106,778	$68,323
Junior subordinated debentures	22,681	-	-	-	22,681
Operating lease obligations	2,013	840	849	296	28
Software licensing arrangements	533	330	103	96	4
Treasury, tax and loan demand note	114	114	-	-	-
Other borrowed funds	5,994	1,986	3,660	64	284
Total contractual obligations	$587,386	$156,914	$231,918	$107,234	$91,320

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration - Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$105,347	$78,968	$13,711	$5,165	$7,503
Home equity lines	178,456	2,204	7,993	10,654	157,605
Other loans	13,578	10,953	443	2,182	-
Standby letters of credit	10,629	1,301	8,838	490	-
Forward loan commitments to:
Originate loans	3,146	3,146	-	-	-
Sell loans	5,357	5,357	-	-	-
Total commitments	$316,513	$101,929	$30,985	$18,491	$165,108

See additional discussion under the caption “Off-Balance Sheet Arrangements” and Note 8 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of March 31, 2006 and December 31, 2005, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of March 31, 2006 and December 31, 2005. Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their historical insensitivity to rate changes. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2006		December 31, 2005
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-0.05%	0.37%	-0.08%	-1.18%
100 basis point rate increase	0.68%	-0.77%	0.93%	-0.14%
200 basis point rate increase	1.32%	-2.07%	1.59%	-1.31%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2006 and December 31, 2005 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and government-sponsored agency securities (noncallable)	2,392	(4,354)
U.S. government-sponsored agency securities (callable)	1,721	(4,928)
Mortgage-backed securities	11,102	(24,164)
Corporate securities	576	(1,129)
Total change in market value as of March 31, 2006	$15,791	($34,575)

Total change in market value as of December 31, 2005	$13,533	($34,327)

See additional discussion in Note 8 to the Corporation’s Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended March 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the third quarter of 2005, the Corporation completed its acquisition of Weston Financial, as discussed previously. The Corporation has not yet completed the documentation, evaluation and testing of Weston Financial’s internal controls over financial reporting, which is ongoing.

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

Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended March 31, 2006 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan, the Bancorp’s 1997 Equity Incentive Plan, as amended, and the Bancorp’s 2003 Stock Incentive Plan, as amended.
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				11,458
1/1/2006 to 1/31/2006	274	$27.74	274	11,184
2/1/2006 to 2/28/2006	3,549	27.20	3,549	7,635
3/1/2006 to 3/31/2006	237	27.87	237	7,398
Total Deferred Compensation Plan	4,060	$27.27	4,060	7,398

Stock Repurchase Plan (2)
Balance at beginning of period				162,000
1/1/2006 to 1/31/2006	-	-	-	162,000
2/1/2006 to 2/28/2006	-	-	-	162,000
3/1/2006 to 3/31/2006	-	-	-	162,000
Total Stock Repurchase Plan	-	-	-	162,000

Other (3)
Balance at beginning of period				N/A
1/1/2006 to 1/31/2006	7,139	$9.78	7,139	N/A
2/1/2006 to 2/28/2006	-	-	-	N/A
3/1/2006 to 3/31/2006	1,481	19.24	1,481	N/A
Total Other	8,620	$11.40	8,620	N/A
Total Purchases of Equity Securities	12,680	$16.48	12,680

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
(3) Pursuant to the Corporation’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options. While required to be reported in this table, such transactions are not reported as share repurchases in the Corporation’s Consolidated Financial Statements. The Corporation’s share-based compensation plans (the 1988 Plan, the 1997 Plan and the 2003 Plan) have expiration dates of December 31, 1997, April 29 2007 and April 29, 2013, respectively.

Item 6. Exhibits
(a) Exhibits. The following exhibits are included as part of this Form 10-Q:
Exhibit Number
4.1	Transfer Agency and Registrar Services Agreement, between Registrant and American Stock Transfer & Trust Company, dated February 15, 2006.
4.2	Agreement of Substitution and Amendment of Amended and Restated Rights Agreement, between Registrant and American Stock Transfer & Trust Company, dated February 15, 2006.
10.1	Second Amendment to Registrant’s Supplemental Executive Retirement Plan.
15.1	Letter re: Unaudited Interim Financial Information.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: May 9, 2006	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 9, 2006	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)