Form 10-Q
period 2006-06-30
WASHINGTON TRUST BANCORP INC
filed 2006-08-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2006 or

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
☐Large accelerated filer  ☒Accelerated filer  ☐Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes ☒No

The number of shares of common stock of the registrant outstanding as of July 31, 2006 was 13,442,052.

This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans, goals and objectives of management are forward-looking statements. The actual results, performance or achievements of the Corporation (as defined below) could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of wealth management and trust assets under administration, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. The Corporation assumes no obligation to update forward-looking statements or update the reasons actual results, performance or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS	(Unaudited)
	June 30,	December 31,
	2006	2005
Assets:
Cash and due from banks	$44,042	$48,997
Federal funds sold and other short-term investments	8,133	17,166
Mortgage loans held for sale	1,362	439
Securities:
Available for sale, at fair value; amortized cost $636,298 in 2006 and $620,638 in 2005	625,793	619,234
Held to maturity, at cost; fair value $155,484 in 2006 and $162,756 in 2005	160,458	164,707
Total securities	786,251	783,941
Federal Home Loan Bank stock, at cost	33,915	34,966
Loans:
Commercial and other	565,609	554,734
Residential real estate	589,194	582,708
Consumer	276,505	264,466
Total loans	1,431,308	1,401,908
Less allowance for loan losses	18,480	17,918
Net loans	1,412,828	1,383,990
Premises and equipment, net	24,261	23,737
Accrued interest receivable	10,749	10,594
Investment in bank-owned life insurance	38,985	30,360
Goodwill	39,963	39,963
Identifiable intangible assets, net	13,598	14,409
Other assets	18,190	13,441
Total assets	$2,432,277	$2,402,003
Liabilities:
Deposits:
Demand deposits	$184,227	$196,102
NOW accounts	178,063	178,677
Money market accounts	239,912	223,255
Savings accounts	191,585	212,499
Time deposits	877,010	828,725
Total deposits	1,670,797	1,639,258
Dividends payable	2,554	2,408
Federal Home Loan Bank advances	543,588	545,323
Junior subordinated debentures	22,681	22,681
Other borrowings	7,173	9,774
Accrued expenses and other liabilities	24,155	24,113
Total liabilities	2,270,948	2,243,557
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 13,443,046 shares in 2006 and 13,372,295 in 2005	840	836
Paid-in capital	34,516	32,778
Retained earnings	133,880	126,735
Accumulated other comprehensive loss	(7,566)	(1,653)
Treasury stock, at cost; 13,677 shares in 2006 and 10,519 shares in 2005	(341)	(250)
Total shareholders’ equity	161,329	158,446
Total liabilities and shareholders’ equity	$2,432,277	$2,402,003

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)
	(Unaudited)
	Three Months		Six Months
Periods ended June 30,	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$23,130	$19,096	$45,027	$36,921
Interest on securities:
Taxable	8,648	8,285	17,060	16,719
Nontaxable	371	204	699	389
Dividends on corporate stock and Federal Home Loan Bank stock	249	625	926	1,244
Interest on federal funds sold and other short-term investments	150	79	265	134
Total interest income	32,548	28,289	63,977	55,407
Interest expense:
Deposits	11,161	7,627	21,399	14,559
Federal Home Loan Bank advances	5,745	5,670	11,104	11,219
Junior subordinated debentures	338	-	676	-
Other	87	20	166	36
Total interest expense	17,331	13,317	33,345	25,814
Net interest income	15,217	14,972	30,632	29,593
Provision for loan losses	300	300	600	600
Net interest income after provision for loan losses	14,917	14,672	30,032	28,993
Noninterest income:
Wealth management and trust services	6,177	3,486	12,059	6,698
Service charges on deposit accounts	1,236	1,168	2,355	2,179
Merchant processing fees	1,656	1,337	2,703	2,115
Income from bank-owned life insurance	346	279	625	551
Net gains on loan sales	336	418	612	905
Net realized gains on securities	765	3	824	3
Other income	931	303	1,789	622
Total noninterest income	11,447	6,994	20,967	13,073
Noninterest expense:
Salaries and employee benefits	9,830	7,450	19,449	14,909
Net occupancy	1,018	802	1,972	1,655
Equipment	881	869	1,680	1,751
Merchant processing costs	1,407	1,098	2,294	1,734
Advertising and promotion	681	733	1,118	1,036
Outsourced services	496	444	1,014	857
Legal, audit and professional fees	403	520	779	912
Amortization of intangibles	406	99	811	246
Other	2,158	1,358	3,867	2,717
Total noninterest expense	17,280	13,373	32,984	25,817
Income before income taxes	9,084	8,293	18,015	16,249
Income tax expense	2,907	2,654	5,765	5,200
Net income	$6,177	$5,639	$12,250	$11,049

Weighted average shares outstanding - basic	13,419.9	13,296.0	13,403.4	13,289.4
Weighted average shares outstanding - diluted	13,703.2	13,592.3	13,699.6	13,602.3
Per share information:
Basic earnings per share	$0.46	$0.42	$0.91	$0.83
Diluted earnings per share	$0.45	$0.41	$0.89	$0.81
Cash dividends declared per share	$0.19	$0.18	$0.38	$0.36

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
Six months ended June 30,	2006	2005
Cash flows from operating activities:
Net income	$12,250	$11,049
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	600	600
Depreciation of premises and equipment	1,513	1,507
Net amortization of premium and discount	791	1,210
Net amortization of intangibles	811	246
Share-based compensation	360	154
Earnings from bank-owned life insurance	(625)	(551)
Net gains on loan sales	(612)	(905)
Net realized gains on securities	(824)	(3)
Proceeds from sales of loans	18,208	28,103
Loans originated for sale	(18,646)	(28,353)
Increase in accrued interest receivable, excluding purchased interest	(51)	(390)
Increase in other assets	(1,562)	(3,046)
Increase in accrued expenses and other liabilities	42	1,121
Other, net	(101)	37
Net cash provided by operating activities	12,154	10,779
Cash flows from investing activities:
Purchases of: Mortgage-backed securities available for sale	(23,854)	(31,993)
Other investment securities available for sale	(41,868)	(22,223)
Mortgage-backed securities held to maturity	-	(17,505)
Other investment securities held to maturity	(12,526)	(14,113)
Proceeds from sale of: Mortgage-backed securities available for sale	1,026	-
Other investment securities available for sale	193	41,199
Maturities and principal payments of: Mortgage-backed securities available for sale	49,168	59,193
Other investment securities available for sale	-	30,000
Mortgage-backed securities held to maturity	8,965	13,675
Other investment securities held to maturity	7,685	2,110
Remittance (purchase) of Federal Home Loan Bank stock	1,051	(593)
Principal collected on loans under loan originations	(8,016)	(40,454)
Purchases of loans, including purchased interest	(21,592)	(55,207)
Purchases of premises and equipment	(2,037)	(1,425)
Purchases of bank-owned life insurance	(8,000)	-
Net cash used in investing activities	(49,805)	(37,336)
Cash flows from financing activities:
Net increase in deposits	31,541	72,819
Net decrease in other borrowings	(2,601)	(541)
Proceeds from Federal Home Loan Bank advances	338,104	387,683
Repayment of Federal Home Loan Bank advances	(339,814)	(434,753)
Purchases of treasury stock, net	(91)	20
Proceeds from the issuance of common stock under dividend reinvestment plan	610	-
Proceeds from the exercise of share options	632	226
Tax benefit from share option exercises	241	-
Cash dividends paid	(4,959)	(4,651)
Net cash provided by financing activities	23,663	20,803
Net decrease in cash and cash equivalents	(13,988)	(5,754)
Cash and cash equivalents at beginning of year	66,163	52,081
Cash and cash equivalents at end of period	$52,175	$46,327
Noncash Investing and Financing Activities: Loans charged off	$151	$238
Supplemental Disclosures: Interest payments	32,588	25,023
Income tax payments (refunds)	6,400	5,241

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of June 30, 2006 and December 31, 2005, respectively, and the results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

(2) New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No 154 replaces Accounting Principles Board (“APB”) Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. This Statement also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement carries forward without change the guidance contained in APB Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in APB Opinion 20 requiring justification of a change in accounting principle on the basis of preferability. This Statement was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Corporation’s financial position or results of operations.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In November 2005, the FASB issued FASB Staff Position (“FSP”) 115-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” This FSP provides additional guidance on when an investment in a debt or equity security should be considered impaired, and when that impairment should be considered other-than-temporary and recognized as a loss in earnings. Specifically, the guidance clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell has not been made. The FSP also requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. This FSP was effective for reporting periods beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Corporation’s financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The Corporation has not yet determined the potential financial impact of adopting FIN 48.

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

In the Corporation’s consolidated financial statements for the three and six months ended June 30, 2005, the following pro forma net income and earnings per share information was disclosed in accordance with SFAS No. 123 and SFAS No. 148:

(Dollars in thousands, except per share amounts)		Three Months	Six Months
		Ended	Ended
		June 30, 2005	June 30, 2005
Net income	As reported	$5,639	$11,049
Less total share-based compensation determined under
the fair value method for all awards, net of tax		(590)	(728)
Pro forma		$5,049	$10,321

Basic earnings per share	As reported	$0.42	$0.83
Pro forma		$0.38	$0.78
Diluted earnings per share	As reported	$0.41	$0.81
Pro forma		$0.37	$0.76

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

The 1988 Plan, the 1997 Plan and the 2003 Plan (collectively, “the Plans”) permit options to be granted with stock appreciation rights ("SARs"), however, no share options have been granted with SARs. Pursuant to the Plans, the exercise price of each share option may not be less than fair market value of the common stock on the date of the grant. In general, the share option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof. Nonvested share units and shares are valued at the fair market value of the common stock as of the award date. No option, share unit or share awards made prior to January 1, 2003 had requisite vesting periods remaining as of January 1, 2006. Share options awarded during 2003, 2004 and 2005 were granted with a variety of vesting terms including immediate vesting, graded vesting over three-year periods and cliff vesting over three-year periods. Nonvested share units or shares awarded during 2004, 2005 and 2006 were granted with vesting terms ranging from one to five years. Share option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Amounts recognized in the consolidated financial statements for share option, nonvested share unit and nonvested share awards are as follows:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2006	2005	2006	2005
Share-based compensation expense	$179	$84	$360	$154
Related income tax benefit	56	30	107	54

A summary of share option activity under the Plans as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

(Dollars in thousands)			Weighted
	Number	Weighted	Average
	of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2006	1,198,111	$20.31	-	-
Granted	-	-	-	-
Exercised	67,146	15.24	-	-
Forfeited or expired	5,583	27.13	-	-
Outstanding at June 30, 2006	1,125,382	$20.58	5.8 years	$8,089
Exercisable at June 30, 2006	1,096,047	$20.40	5.8 years	$8,083

The total intrinsic value of share options exercised during the six months ended June 30, 2006 was $774 thousand.

A summary of the status of Washington Trust’s nonvested shares as of June 30, 2006, and changes during the six months ended June 30, 2006, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	55,850	$24.77
Granted	17,400	26.59
Vested	-	-
Forfeited	(450)	23.61
Nonvested at June 30, 2006	72,800	$25.21

As of June 30, 2006, there was $1.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$145,126	$63	$(2,503)	$142,686
Mortgage-backed securities	411,237	579	(14,615)	397,201
Corporate bonds	63,560	322	(652)	63,230
Corporate stocks	16,375	6,747	(446)	22,676
Total	636,298	7,711	(18,216)	625,793
December 31, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	107,135	1,332	(816)	107,651
Mortgage-backed securities	436,142	1,019	(8,987)	428,174
Corporate bonds	63,565	346	(716)	63,195
Corporate stocks	13,796	6,573	(155)	20,214
Total	$620,638	$9,270	$(10,674)	$619,234

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$42,000	$-	$(936)	$41,064
Mortgage-backed securities	76,487	243	(2,814)	73,916
States and political subdivisions	41,971	15	(1,482)	40,504
Total	160,458	258	(5,232)	155,484
December 31, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	47,250	-	(797)	46,453
Mortgage-backed securities	84,960	768	(1,527)	84,201
States and political subdivisions	32,497	72	(467)	32,102
Total	$164,707	$840	$(2,791)	$162,756

Securities available for sale and held to maturity with a fair value of $580.5 million and $564.3 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at June 30, 2006 and December 31, 2005, respectively. In addition, securities available for sale and held to maturity with a fair value of $11.1 million and $13.8 million were collateralized for the discount window at the Federal Reserve Bank at June 30, 2006 and December 31, 2005, respectively. There were no borrowings with the Federal Reserve Bank at either date. Securities available for sale with a fair value of $2.0 million and $2.2 million were designated in a rabbi trust for a nonqualified retirement plan at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006 and December 31, 2005, the available for sale and held to maturity securities portfolio included $15.5 million and $3.4 million of net pretax unrealized losses, respectively. Included in these net amounts were gross unrealized losses amounting to $23.4 million and $13.5 million at June 30, 2006 and December 31, 2005, respectively.

The following tables summarize, for all securities in an unrealized loss position at June 30, 2006 and December 31, 2005, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At June 30, 2006	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	13	$110,346	$1,546	11	$67,357	$1,893	24	$177,703	$3,439
Mortgage-backed securities	47	118,588	3,039	74	285,004	14,389	121	403,592	17,428
States and
political subdivisions	46	29,603	1,122	14	7,380	360	60	36,983	1,482
Corporate bonds	5	13,033	277	10	28,389	375	15	41,422	652
Subtotal, debt securities	111	271,570	5,984	109	388,130	17,017	220	659,700	23,001
Corporate stocks	10	8,195	370	1	435	76	11	8,630	446
Total temporarily
impaired securities	121	$279,765	$6,354	110	$388,565	$17,093	231	$668,330	$23,447

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2005	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	12	$70,586	$827	6	$43,464	$786	18	$114,050	$1,613
Mortgage-backed securities	56	178,688	2,565	47	238,844	7,949	103	417,532	10,514
States and
political subdivisions	33	19,129	349	5	3,557	118	38	22,686	467
Corporate bonds	5	10,929	75	9	25,019	641	14	35,948	716
Subtotal, debt securities	106	279,332	3,816	67	310,884	9,494	173	590,216	13,310
Corporate stocks	6	2,617	126	1	483	28	7	3,100	155
Total temporarily
impaired securities	112	$281,949	$3,942	68	$311,367	$9,522	180	$593,316	$13,465

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to interest rates. The majority of debt securities reported in an unrealized loss position at June 30, 2006 were purchased during 2005, 2004 and 2003, during which time interest rates were at or near historical lows. The relative increase in short and medium term interest rates resulted in a decline in market value for these debt securities. The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of future interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at June 30, 2006 consisted of 220 debt security holdings. The largest loss percentage of any single holding was 7.21% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The Corporation believes that the nature and duration of impairment on its equity securities holdings are considered to be a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at June 30, 2006 consisted of 11 holdings of financial and commercial entities. The largest loss percentage position of any single holding was 14.84% of its cost.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$273,186	19%	$291,292	21%
Construction and development (2)	33,768	2%	37,190	3%
Other (3)	258,655	19%	226,252	16%
Total commercial	565,609	40%	554,734	40%

Residential real estate:
Mortgages (4)	568,914	40%	565,680	40%
Homeowner construction	20,280	1%	17,028	2%
Total residential real estate	589,194	41%	582,708	42%

Consumer
Home equity lines	153,037	11%	161,100	11%
Home equity loans	84,030	6%	72,288	5%
Other	39,438	2%	31,078	2%
Total consumer	276,505	19%	264,466	18%
Total loans (5)	$1,431,308	100%	$1,401,908	100%

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
(5) Net of unamortized loan origination fees, net of costs, totaling $302 thousand and $373 thousand at June 30, 2006 and December 31, 2005, respectively. Also includes $484 thousand and $753 thousand of premium, net of discount, on purchased loans at June 30, 2006 and December 31, 2005, respectively.

(6) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2006	2005	2006	2005
Balance at beginning of period	$18,247	$17,058	$17,918	$16,771
Provision charged to expense	300	300	600	600
Subtotal	18,547	17,358	18,518	17,371

Charge-offs	(113)	(134)	(151)	(238)
Recoveries	46	218	113	309
Net recoveries (charge-offs)	(67)	84	(38)	71
Balance at end of period	$18,480	$17,442	$18,480	$17,442

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the six months ended June 30, 2006 are as follows:

Goodwill
Wealth
(Dollars in thousands)	Commercial	Management
	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2005	$22,591	$17,372	$39,963
Goodwill acquired during the period	-	-	-
Impairment recognized	-	-	-
Balance at June 30, 2006	$22,591	$17,372	$39,963

Other Intangible Assets
	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2005	$911	$13,220	$278	$14,409
Amortization	131	656	24	811
Balance at June 30, 2006	$780	$12,564	$254	$13,598

Amortization of intangible assets for the six months ended June 30, 2006, totaled $811 thousand. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Estimated amortization expense:
2006 (full year)	$261	$1,283	$49	$1,593
2007	140	1,194	49	1,383
2008	120	1,111	49	1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091

The components of intangible assets at June 30, 2006 are as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,217	1,093	893	4,203
Net amount	$780	$12,564	$254	$13,598

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

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	June 30, 2006	December 31, 2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$108,573	$105,971
Home equity lines	180,301	174,073
Other loans	11,844	17,271
Standby letters of credit	11,056	10,986
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	2,668	2,188
Commitments to sell fixed rate mortgage loans	4,034	2,626

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At June 30, 2006 and December 31, 2005, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $11.1 million and $11.0 million, respectively. At June 30, 2006 and December 31, 2005, there was no liability to beneficiaries resulting from standby letters of credit.

At June 30, 2006, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the fair value of these commitments is recognized in other assets on the balance sheet and changes in fair value of such commitments are recorded in current earnings in the income statement. The carrying value of such commitments as of June 30, 2006 and December 31, 2005 and the respective changes in fair values for the six months ended June 30, 2006 and 2005 were insignificant.

(9) Borrowings
Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(Dollars in thousands)	June 30,	December 31,
	2006	2005
FHLB advances	$543,588	$545,323

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at June 30, 2006 and December 31, 2005. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at June 30, 2006 and December 31, 2005. Included in the collateral were securities available for sale and held to maturity with a fair value of $497.2 million and $498.0 million that were specifically pledged to secure FHLB borrowings at June 30, 2006 and December 31, 2005, respectively. Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Junior Subordinated Debentures
In connection with the Weston Financial Group, Inc. (“Weston Financial”) acquisition, trust preferred securities totaling $22 million were issued in the third quarter of 2005 by WT Capital Trust I (“Trust I”) and WT Capital Trust II (“Trust II”), capital trusts created by the Bancorp. In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities - Revised”, Trust I and Trust II are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to Trust I and Trust II as debt in its financial statements. At June 30, 2006 and December 31, 2005, junior subordinated debentures payable amounted to $22.7 million.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	June 30,	December 31,
	2006	2005
Treasury, Tax and Loan demand note balance	$1,122	$3,794
Deferred acquisition obligations	5,592	5,469
Other	459	511
Other borrowings	$7,173	$9,774

There were no securities sold under repurchase agreements outstanding at June 30, 2006 and December 31, 2005. Securities sold under repurchase agreements generally mature within 90 days. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability.

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

The actuarial assumptions used for the non-qualified retirement plans are the same as those used for the Corporation’s tax-qualified pension plan. The non-qualified retirement plans provide for the designation of assets in rabbi trusts. At June 30, 2006 and December 31, 2005, securities available for sale and other assets designated for this purpose with a carrying value of $2.6 million and $2.8 million, respectively, were included in the Corporation’s Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Six months ended June 30,	2006	2005	2006	2005
Service cost	$1,034	$935	$176	$156
Interest cost	825	761	233	218
Expected return on plan assets	(900)	(843)	-	-
Amortization of transition asset	(3)	(3)	-	-
Amortization of prior service cost	(17)	15	32	38
Recognized net actuarial loss	159	62	107	66
Net periodic benefit cost	$1,098	$927	$548	$478

Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the six months ended June 30, 2006 and 2005 were as follows:

	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
	2006	2005	2006	2005
Measurement date	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Discount rate	5.50%	6.00%	5.50%	6.00%
Expected long-term return on plan assets	8.25%	8.25%	-	-
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2005 that it expected to contribute $1.3 million to its qualified pension plan and $335 thousand in benefit payments to its non-qualified retirement plans in 2006. As of June 30, 2006, $1.3 million of contributions have been made to the qualified pension plan and $168 thousand in benefit payments have been made to the non-qualified retirement plans. The Corporation presently anticipates contributing an additional $167 thousand in benefit payments to the non-qualified retirement plans in 2006.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Shareholders’ Equity
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at June 30, 2006 and December 31, 2005, as well as the corresponding minimum regulatory amounts and ratios:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2006:
Total Capital (to Risk-Weighted Assets):
Corporation	$157,634	10.85%	$116,182	8.00%	$145,228	10.00%
Bank	$161,132	11.10%	$116,110	8.00%	$145,137	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$136,637	9.41%	$58,091	4.00%	$87,137	6.00%
Bank	$140,147	9.66%	$58,055	4.00%	$87,082	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$136,637	5.73%	$95,332	4.00%	$119,165	5.00%
Bank	$140,147	5.88%	$95,288	4.00%	$119,110	5.00%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets):
Corporation	$147,454	10.51%	$112,221	8.00%	$140,277	10.00%
Bank	$151,383	10.80%	$112,152	8.00%	$140,190	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$127,023	9.06%	$56,111	4.00%	$84,166	6.00%
Bank	$130,962	9.34%	$56,076	4.00%	$84,114	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$127,023	5.45%	$93,285	4.00%	$116,606	5.00%
Bank	$130,962	5.62%	$93,254	4.00%	$116,568	5.00%

(1)	Leverage ratio

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

The Corporation’s capital ratios at June 30, 2006 place the Corporation in the “well-capitalized” category according to regulatory standards. On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

(13) Comprehensive Income
(Dollars in thousands)

Six months ended June 30,	2006	2005
Net income	$12,250	$11,049

Unrealized holding losses on securities available for sale, net of tax	(5,266)	(1,673)
Reclassification adjustments for gains arising during the period, net of tax	(647)	(2)
Total comprehensive income	$6,337	$9,374

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
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

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2006	2005	2006	2005

Net income	$6,177	$5,639	$12,250	$11,049

Weighted average basic shares	13,419.9	13,296.0	13,403.4	13,289.4
Dilutive effect of:
Options	242.4	272.4	258.3	294.3
Other	40.9	23.9	37.9	18.6
Weighted average diluted shares	13,703.2	13,592.3	13,699.6	13,602.3

Earnings per share:
Basic	$0.46	$0.42	$0.91	$0.83
Diluted	$0.45	$0.41	$0.89	$0.81

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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2006	2005	2006	2005	2006	2005	2006	2005
Net interest income (expense)	$13,273	$13,186	$(27)	$(13)	$1,971	$1,799	$15,217	$14,972
Noninterest income	4,327	3,224	6,737	3,486	383	284	11,447	6,994
Total income	17,600	16,410	6,710	3,473	2,354	2,083	26,664	21,966

Provision for loan losses	300	300	-	-	-	-	300	300
Depreciation and amortization expense	574	628	425	163	191	57	1,190	848
Other noninterest expenses	9,883	8,648	4,442	2,076	1,765	1,801	16,090	12,525
Total noninterest expenses	10,757	9,576	4,867	2,239	1,956	1,858	17,580	13,673
Income before income taxes	6,843	6,834	1,843	1,234	398	225	9,084	8,293
Income tax expense (benefit)	2,384	2,377	720	434	(197)	(157)	2,907	2,654
Net income	$4,459	$4,457	$1,123	$800	$595	$382	$6,177	$5,639

Total assets at period end	1,514,253	1,427,729	33,585	4,676	884,439	906,859	2,432,277	2,339,264
Expenditures for long-lived assets	726	856	106	144	107	113	939	1,113

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2006	2005	2006	2005	2006	2005	2006	2005
Net interest income (expense)	$26,415	$25,857	$(51)	$(32)	$4,268	$3,768	$30,632	$29,593
Noninterest income	7,076	5,798	13,177	6,698	714	577	20,967	13,073
Total income	33,491	31,655	13,126	6,666	4,982	4,345	51,599	42,666

Provision for loan losses	600	600	-	-	-	-	600	600
Depreciation and amortization expense	1,132	1,301	844	341	348	111	2,324	1,753
Other noninterest expenses	18,198	16,490	8,784	4,156	3,678	3,418	30,660	24,064
Total noninterest expenses	19,930	18,391	9,628	4,497	4,026	3,529	33,584	26,417
Income before income taxes	13,561	13,264	3,498	2,169	956	816	18,015	16,249
Income tax expense (benefit)	4,720	4,623	1,378	764	(333)	(187)	5,765	5,200
Net income	$8,841	$8,641	$2,120	$1,405	$1,289	$1,003	$12,250	$11,049

Total assets at period end	1,514,253	1,427,729	33,585	4,676	884,439	906,859	2,432,277	2,339,264
Expenditures for long-lived assets	1,514	1,074	360	163	163	188	2,037	1,425

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

Wealth Management Services
Wealth Management Services includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services, including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. The increase in revenues and expenses for this segment in the 2006 is primarily attributable to the acquisition of Weston Financial completed on August 31, 2005.

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs. It also includes income from bank-owned life insurance as well as administrative and executive expenses not allocated to the business lines and the residual impact of methodology allocations such as funds transfer pricing offsets.

(15) Subsequent Event
In July 2006, a portfolio management strategy was approved by the Executive Committee of the Board of Directors under which approximately $19.0 million of mortgage-backed securities were sold, resulting in a realized loss of $1.1 million and certain equity securities were sold resulting in a realized gain of approximately $1.1 million. The proceeds from these transactions will be used to reduce FHLB advances during the third quarter of 2006.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at June 30, 2006 and for the three and six months ended June 30, 2006 and 2005, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board (United States)) and not an audit, set forth in their separate report dated August 8, 2006 appearing below. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the liability provisions of Section 11 of the Securities Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of June 30, 2006, the related consolidated statements of income for the three and six-month periods ended June 30, 2006 and 2005 and the related consolidated statements of cash flows for the six-month periods ended June 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Corporation’s management.

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
August 8, 2006

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains statements that are “forward-looking statements.” All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans, goals and objectives of management are forward-looking statements. We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “outlook,” “will,” “should,” and other expressions which predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Corporation. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

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

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies. The Corporation’s accounting and reporting policies comply with accounting principles generally accepted in the United States and conform to general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are important in understanding the reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2005 Annual Report on Form 10-K, we have identified the allowance for loan losses, accounting for acquisitions and review of goodwill and intangible assets for impairment, other-than-temporary impairment, interest income recognition, and tax estimates as critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Results of Operations
Overview
Net income for the second quarter of 2006 was $6.2 million, an increase of 9.5% from the $5.6 million reported for the second quarter of 2005. On a per diluted share basis, the Corporation earned $0.45 for the second quarter of 2006, up $0.04, or 9.8%, from the same quarter in 2005. The rates of return on average equity and average assets for the three months ended June 30, 2006 were 15.28% and 1.02%, up from 14.58% and 0.97%, respectively, for the same period in 2005.

Net income for the six months ended June 30, 2006 amounted to $12.3 million, an increase of 10.9% from the $11.0 million reported for the same period a year ago. On a diluted earnings per share basis, the Corporation earned $0.89 for the first half of 2006, up $0.08 from the 81 cents reported for the first half of 2005. The returns on average equity and average assets for the six months ended June 30, 2006 were 15.19% and 1.02%, respectively, compared to 14.39% and 0.95%, respectively, for the comparable period in 2005.

Selected financial highlights are presented in the table below.

(Dollars in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2006	2005	2005	2005

Earnings:
Net income	$6,177	$5,639	$12,250	$11,049
Diluted earnings per share	0.45	0.41	0.89	0.81
Dividends declared per common share	0.19	0.18	0.38	0.36

Select Ratios:
Return on average assets	1.02%	0.97%	1.02%	0.95%
Return on average shareholders equity	15.28%	14.58%	15.19%	14.39%
Interest rate spread (taxable equivalent basis)	2.43%	2.48%	2.49%	2.49%
Net interest margin (taxable equivalent basis)	2.75%	2.76%	2.79%	2.76%

	June 30,	March 31,	Dec. 31,	June 30,
As of	2006	2006	2005	2005

Book value per share	$12.01	$11.92	$11.86	$11.79
Tangible book value per common share	8.02	7.90	7.79	10.01
Market value per share	27.72	28.07	26.18	27.67

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

Net interest income totaled $15.2 million and $30.6 million for the three and six months ended June 30, 2006, respectively, up 1.6% and 3.5%, respectively, from the corresponding periods in 2005. In the second quarter of 2006, no dividend income was recognized nor included in net interest income on the Corporation’s investment in Federal Home Loan Bank of Boston (“FHLB”) stock due to a timing change made by the FHLB in its dividend payment schedule. The Corporation estimates that it would have otherwise recorded approximately $450 thousand of FHLB stock dividend income in the second quarter. The FHLB has indicated that it intends to pay dividends during the third quarter with a catch-up for the delayed dividend, although the amount of such dividends has not yet been announced.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities. For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the three and six months ended June 30, 2006 amounted to $15.6 million and $31.3 million, respectively, up 2.3% and 4.0% from the same periods a year ago. The net interest margin (annualized tax-equivalent net interest income as a percentage of average interest-earning assets) amounted to 2.75% for the second quarter of 2006, down 1 basis point from the second quarter last year and down 9 basis points from the first quarter of 2006. The decline in the net interest margin from the first quarter of 2006 was largely due to the FHLB dividend schedule change, which was approximately 8 basis points. The continuing rise in short-term interest rates in the first half of 2006 and the shift in the mix of deposits from lower cost savings accounts into premium money market accounts and certificates of deposit have also affected the margin.

Average interest-earning assets for the three and six months ended June 30, 2006 increased $64.4 million and $61.2 million, respectively, over the amounts reported for the same periods last year. This increase was mainly due to growth in the loan portfolio, which was partially offset by reductions in the securities portfolio. The yield on total loans for the three and six months ended June 30, 2006 increased 68 and 65 basis points, respectively, from the comparable 2005 periods. The contribution of loan prepayment and other fees to the yield on total loans was 9 and 7 basis points, respectively, for the three and six months ended June 30, 2006. Comparable amounts for the three and six months ended June 30, 2005 were 5 and 4 basis points, respectively. Total average securities for the three and six months ended June 30, 2006 decreased $47.5 million and $64.2 million, respectively, from the same periods last year, as the flattening of the yield curve has made reinvestment of maturing balances unattractive relative to funding costs during these periods. The FTE rate of return on securities for the three and six months ended June 30, 2006 increased 39 and 47 basis points, respectively, from the comparable 2005 periods. The increase in the total yield on securities reflects a combination of higher yields on variable rate securities tied to short-term interest rates, runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows in 2006 relative to the prior year. The Corporation continues to monitor appropriate strategies to manage rising funding costs and more slowly increasing investment yields given the flat yield curve.

For the three and six months ended June 30, 2006, average interest-bearing liabilities rose $86.3 million and $77.9 million, respectively, over the amounts reported for the comparable periods last year. The Corporation experienced growth in time deposits and money market accounts, and declines in NOW accounts, savings accounts and FHLB advances. Included in time deposits were brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources. The balance of average FHLB advances for the three and six months ended June 30, 2006 decreased $76.8 million and $92.4 million, respectively, while the average rate paid on FHLB advances increased 55 and 54 basis points, respectively, from the same periods a year ago.

Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis
The following tables present average balance and interest rate information. Tax-exempt income is converted to a fully taxable equivalent (“FTE”) basis using the statutory federal income tax rate. For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency. Unrealized gains (losses) on available for sale securities are excluded from the average balance and yield calculations. Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

Three months ended June 30,	2006			2005
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$590,595	$7,505	5.10%	$558,645	$6,889	4.95%
Commercial and other loans	568,937	11,049	7.79%	518,025	8,922	6.91%
Consumer loans	272,819	4,633	6.81%	243,756	3,329	5.48%
Total loans	1,432,351	23,187	6.49%	1,320,426	19,140	5.81%
Federal funds sold and
other short-term investments	12,827	150	4.69%	12,018	79	2.64%
Taxable debt securities	737,987	8,648	4.70%	804,232	8,285	4.13%
Nontaxable debt securities	39,659	570	5.76%	21,369	315	5.91%
Corporate stocks and FHLB stock	51,128	343	2.69%	51,511	720	5.61%
Total securities	841,601	9,711	4.63%	889,130	9,399	4.24%
Total interest-earning assets	2,273,952	32,898	5.80%	2,209,556	28,539	5.18%
Non interest-earning assets	154,648			127,417
Total assets	$2,428,600			$2,336,973
Liabilities and Shareholders’ Equity:
NOW accounts	$177,260	$80	0.18%	$180,103	$77	0.17%
Money market accounts	233,489	1,835	3.15%	186,957	919	1.97%
Savings deposits	195,251	274	0.56%	241,594	372	0.62%
Time deposits	871,519	8,972	4.13%	733,927	6,259	3.42%
FHLB advances	554,639	5,745	4.15%	631,390	5,670	3.60%
Junior subordinated debentures	22,681	338	5.98%	-	-	-%
Other borrowed funds	7,346	87	4.75%	1,891	20	4.12%
Total interest-bearing liabilities	2,062,185	17,331	3.37%	1,975,862	13,317	2.70%
Demand deposits	182,546			189,465
Other liabilities	22,184			16,983
Shareholders’ equity	161,685			154,663
Total liabilities and shareholders’ equity	$2,428,600			$2,336,973
Net interest income (FTE)		$15,567			$15,222
Interest rate spread			2.43%			2.48%
Net interest margin			2.75%			2.76%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended June 30,	2006	2005
Commercial and other loans	$57	$44
Nontaxable debt securities	199	111
Corporate stocks	94	95

Six months ended June 30,	2006			2005
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$590,217	$14,909	5.09%	$544,822	$13,394	4.96%
Commercial and other loans	562,511	21,303	7.64%	515,158	17,348	6.79%
Consumer loans	269,960	8,922	6.66%	237,278	6,268	5.33%
Total loans	1,422,688	45,134	6.40%	1,297,258	37,010	5.75%
Federal funds sold and
other short-term investments	11,510	265	4.64%	11,349	134	2.38%
Taxable debt securities	737,776	17,060	4.66%	817,412	16,719	4.12%
Nontaxable debt securities	37,430	1,074	5.79%	20,256	599	5.96%
Corporate stocks and FHLB stock	50,241	1,104	4.43%	52,178	1,443	5.58%
Total securities	836,957	19,503	4.70%	901,195	18,895	4.23%
Total interest-earning assets	2,259,645	64,637	5.77%	2,198,453	55,905	5.13%
Non interest-earning assets	152,019			126,801
Total assets	$2,411,664			$2,325,254
Liabilities and Shareholders’ Equity:
NOW accounts	$173,859	$147	0.17%	$175,630	$155	0.18%
Money market accounts	230,911	3,442	3.01%	191,740	1,760	1.85%
Savings deposits	199,984	561	0.57%	245,256	748	0.62%
Time deposits	861,464	17,249	4.04%	711,527	11,896	3.37%
FHLB advances	551,035	11,104	4.06%	643,410	11,219	3.52%
Junior subordinated debentures	22,681	676	6.01%	-	-	-%
Other borrowed funds	7,183	166	4.67%	1,700	36	4.17%
Total interest-bearing liabilities	2,047,117	33,345	3.28%	1,969,263	25,814	2.64%
Demand deposits	181,257			185,893
Other liabilities	21,972			16,550
Shareholders’ equity	161,318			153,548
Total liabilities and shareholders’ equity	$2,411,664			$2,325,254
Net interest income (FTE)		$31,292			$30,091
Interest rate spread			2.49%			2.49%
Net interest margin			2.79%			2.76%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,	2006	2005
Commercial and other loans	$107	$89
Nontaxable debt securities	375	210
Corporate stocks	178	199

The following table presents certain information on a fully taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			Six months ended
	June 30, 2006 vs. 2005			June 30, 2006 vs. 2005
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg	Volume	Rate	Net Chg
Interest on interest-earning assets:
Residential real estate loans	$403	$213	$616	$1,153	$362	$1,515
Commercial and other loans	927	1,200	2,127	1,674	2,281	3,955
Consumer loans	429	875	1,304	944	1,710	2,654
Federal funds sold and other short-term investments	6	63	69	2	128	130
Taxable debt securities	(719)	1,082	363	(1,721)	2,062	341
Nontaxable debt securities	263	(6)	257	493	(16)	477
Corporate stocks and FHLB stock	(5)	(372)	(377)	(52)	(287)	(339)
Total interest income	1,304	3,055	4,359	2,493	6,240	8,733
Interest on interest-bearing liabilities:
NOW accounts	(1)	4	3	(1)	(7)	(8)
Money market accounts	456	460	916	828	854	1,682
Savings deposits	(66)	(31)	(97)	(130)	(57)	(187)
Time deposits	1,287	1,426	2,713	2,754	2,599	5,353
FHLB advances	(734)	809	75	(1,722)	1,607	(115)
Junior subordinated debentures	338	-	338	676	-	676
Other borrowed funds	64	2	66	127	4	131
Total interest expense	1,344	2,670	4,014	2,532	5,000	7,532
Net interest income	$(40)	$385	$345	$(39)	$1,240	$1,201

Provision and Allowance for Loan Losses
The Corporation’s loan loss provision charged to earnings amounted to $300 thousand and $600 thousand, respectively, for the three and six months ended June 30, 2006, consistent with the amounts recorded in 2005. The allowance for loan losses was $18.5 million, or 1.29% of total loans, at June 30, 2006, compared to $17.9 million, or 1.28%, at December 31, 2005.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. Noninterest income, excluding realized gains on securities, comprised 41% of total revenue, excluding realized gains on securities, for the second quarter of 2006, compared with 32% for the same quarter in 2005. Primary sources of noninterest income are wealth management and trust services fees, service charges on deposit accounts, merchant credit card processing fees and net gains on sales of loans. Noninterest income, excluding realized gains on securities amounted to $10.7 million and $20.1 million, respectively, for the three and six months ended June 30, 2006, up 53% and 54% over the same periods last year. This increase is primarily attributable to higher revenues from wealth management and trust services, mainly due to the acquisition of Weston Financial in the third quarter of 2005.

The following table presents a noninterest income comparison for the three and six months ended June 30, 2006 and 2005:

(Dollars in thousands)	Three Months				Six Months
			$	%			$	%
Periods ended June 30	2006	2005	Chg	Chg	2006	2005	Chg	Chg
Noninterest income:
Wealth management and trust services	$6,177	$3,486	$2,691	77%	$12,059	$6,698	$5,361	80%
Service charges on deposit accounts	1,236	1,168	68	6%	2,355	2,179	176	8%
Merchant processing fees	1,656	1,337	319	24%	2,703	2,115	588	28%
Income from bank-owned life insurance	346	279	67	24%	625	551	74	13%
Net gains on loan sales	336	418	(82)	(20)%	612	905	(293)	(32)%
Other income	931	303	628	207%	1,789	622	1,167	188%
Subtotal	10,682	6,991	3,691	53%	20,143	13,070	7,073	54%
Net realized gains on securities	765	3	762		824	3	821
Total noninterest income	$11,447	$6,994	$4,453	64%	$20,967	$13,073	$7,894	60%

Revenues from wealth management and trust services for the three and six months ended June 30, 2006 rose by 77% and 80%, respectively, over the same periods in 2005. The increase was primarily attributable to the acquisition of Weston Financial completed on August 31, 2005. Revenue from wealth management and trust services is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets. Assets under administration totaled $3.425 billion at June 30, 2006, up $153 million, or 5%, from $3.272 billion at December 31, 2005. This increase was due to business development efforts and, to a lesser extent, financial market appreciation.

For the three and six months ended June 30, 2006, service charges on deposits were up 6% and 8%, respectively, from the same periods a year ago, primarily due to the broadening of existing product fee arrangements.

Merchant processing fees for the three and six months ended June 30, 2006 increased 24% and 28%, respectively, from the corresponding periods a year ago due to increases in the volume of transactions processed for existing and new customers. Merchant processing fees represent charges to merchants for credit card transactions processed.

For the three and six months ended June 30, 2006, net gains on loan sales were down 20% and 32%, respectively, from the comparable 2005 periods due to decreased sales of Small Business Administration (“SBA”) loans and residential mortgage loans. In general, loan originations have been adversely affected by higher interest rates.

Income from bank-owned life insurance (“BOLI”) amounted to $346 thousand and $625 thousand, respectively, for the three and six months ended June 30, 2006. BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The BOLI investment provides a means to mitigate increasing employee benefit costs. During the second quarter of 2006, the Corporation purchased $8 million in BOLI, bringing the total investment in BOLI to $39.0 million at June 30, 2006.

In the second quarter of 2006, Washington Trust recognized $765 thousand of net realized gains on sales of securities, primarily equity securities. Approximately $381 thousand of the gains resulted from the Corporation’s annual contribution of appreciated equity securities to the Corporation’s charitable foundation. The cost of the annual contribution, which was included in noninterest expenses, amounted to $513 thousand for the second quarter of 2006. Washington Trust made its 2005 annual contribution to its charitable foundation in the fourth quarter of 2005. The remainder of the net realized gains recognized in the second quarter of 2006 resulted primarily from the market sale of appreciated equity securities.

Other income consists of loan servicing fees, safe deposit rents, wire transfer fees, fees on letters of credit, financial advisory services fees, commissions on annuities and other fees. Other income amounted to $931 thousand and $1.8 million, respectively for the three and six months ended June 30, 2006, up $628 thousand and $1.2 million from the same periods a year ago. Approximately 89% of the quarter-to-quarter increase and 96% of the year-to-year increase was attributable to the acquisition of Weston Financial in the third quarter of 2005.

Noninterest Expense
Noninterest expenses amounted to $17.3 million and $33.0 million, respectively, for the three and six months ended June 30, 2006, up 29% and 28% over the same periods last year. Approximately 54% of the increase from 2005 was attributable to the acquisition of Weston Financial.

The following table presents a noninterest expense comparison for the three and six months ended June 30, 2006 and 2005:

(Dollars in thousands)	Three Months				Six Months
			$	%			$	%
Periods ended June 30	2006	2005	Chg	Chg	2006	2005	Chg	Chg
Noninterest expense:
Salaries and employee benefits	$9,830	$7,450	$2,380	32%	$19,449	$14,909	$4,540	31%
Net occupancy	1,018	802	216	27%	1,972	1,655	317	19%
Equipment	881	869	12	1%	1,680	1,751	(71)	(4%)
Merchant processing costs	1,407	1,098	309	28%	2,294	1,734	560	32%
Outsourced services	496	444	52	12%	1,014	857	157	18%
Advertising and promotion	681	733	(52)	(7%)	1,118	1,036	82	8%
Legal, audit and professional fees	403	520	(117)	(23%)	779	912	(133)	(15%)
Amortization of intangibles	406	99	307	310%	811	246	565	230%
Other	2,158	1,358	800	59%	3,867	2,717	1,150	42%
Total noninterest expense	$17,280	$13,373	$3,907	29%	$32,984	$25,817	$7,167	28%

Salaries and employee benefit expense for the three and six months ended June 30, 2006 were up $2.4 million and $4.5 million, respectively, from the same periods in 2005. Approximately 61% of the increase from 2005 was due to the operating expenses of Weston Financial. The remainder of the increase from 2005 was due to increases in salaries and wages, higher defined benefit plan costs, increases in performance-based compensation and higher share-based compensation. See Note 3 to the Consolidated Financial Statements for additional discussion on share-based compensation.

Net occupancy expense for the three and six months ended June 30, 2006 increased 27% and 19%, respectively, over the same periods in 2005. The increase reflected higher rental expense for leased premises and included operating expenses of Weston Financial.

Merchant processing costs for the three and six months ended June 30, 2006, up 28% and 32%, respectively, from the comparable periods in 2005 due to increases in the volume of transactions processed for existing and new customers. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.

Outsourced services for the three and six months ended June 30, 2006 increased 12% and 18%, respectively, over the same periods a year ago due to higher costs for data processing services and third party vendor costs.

Legal, audit and professional fees for the three and six months ended June 30, 2006, down 23% and 15%, respectively, from the same periods last year. The primary reason for the decrease was that the second quarter 2005 included approximately $124 thousand related to a special project.

Amortization of intangibles amounted to $406 thousand and $811 thousand for the three and six months ended June 30, 2006, respectively. See Note 7 to the Consolidated Financial Statements for additional information on identifiable intangible assets.

Other noninterest expense for the three and six months ended June 30, 2006, increased $800 thousand and $1.2 million, respectively, from the same periods last year, and included $106 thousand and $221 thousand of operating costs for Weston Financial. Included in other noninterest expense in the second quarter of 2006 was the annual contribution of appreciated equity securities to the Corporation’s charitable foundation amounting to

$513 thousand. This transaction resulted in realized securities gains of $381 thousand in the second quarter of 2006. Washington Trust made its 2005 annual contribution to its charitable foundation in the fourth quarter of 2005.

Income Taxes
Income tax expense amounted to $2.9 million and $5.8 million for the three and six months ended June 30, 2006, respectively. The Corporation’s effective tax rate for first half of 2006 was 32.0%, unchanged from the first half of 2005. These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
At June 30, 2006, total assets amounted to $2.432 billion, up $30.3 million from December 31, 2005, mainly due to an increase in total loans. Total liabilities increased $27.4 million in the first half of 2006, with the largest increase in total deposits. Shareholders’ equity totaled $161.3 million at June 30, 2006, up $2.9 million in the first six months of 2006.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. At June 30, 2006 the securities portfolio totaled $786.3 million, or 32.3% of total assets, compared with $783.9 million, or 32.6% of total assets, at December 31, 2005. As a result of increases in interest rates, the net unrealized losses on securities available for sale and held to maturity amounted to $15.5 million at June 30, 2006, compared to $3.4 million at December 31, 2005. See Note 4 to the Consolidated Financial Statements for detail of unrealized gains and losses on securities.

Loans
Total loans increased $29.4 million, or 2.1%, in the first six months of 2006 amounting to $1.431 billion at June 30, 2006.

The Corporation originates residential mortgages, for both portfolio and sale, and purchases mortgages from other financial institutions. Residential real estate loans totaled $589.2 million at June 30, 2006, increasing $6.5 million, or 1.1%, during the first half of 2006, including the effect of $11.8 million in purchased adjustable rate mortgages.

Consumer loans rose by $12.0 million, or 4.6%, in the first six months of 2006, led by growth in home equity loans.

Commercial loans, including commercial real estate and construction loans, totaled $565.6 million at June 30, 2006, up $10.9 million, or 2.0%, in the first half of 2006.

Asset Quality
Allowance for Loan Losses
Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Application of Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

At June 30, 2006, the allowance for loan losses was $18.5 million, or 1.29% of total loans, and 759% of total nonaccrual loans. This compares with an allowance of $17.4 million, or 1.30% of total loans, and 716% of nonaccrual loans at June 30, 2005. Loan charge-offs, net of recoveries, amounted to $38 thousand in the first half of 2006, compared to net recoveries of $71 thousand in the same period a year ago.

Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)	June 30,	December 31,
	2006	2005
Nonaccrual loans 90 days or more past due	$1,538	$1,257
Nonaccrual loans less than 90 days past due	897	1,157
Total nonaccrual loans	2,435	2,414
Other real estate owned, net	-	-
Total nonperforming assets	$2,435	$2,414
Nonaccrual loans as a percentage of total loans	0.17%	0.17%
Nonperforming assets as a percentage of total assets	0.10%	0.10%
Allowance for loan losses to nonaccrual loans	758.93%	742.25%
Allowance for loan losses to total loans	1.29%	1.28%

Nonperforming assets amounted to $2.4 million, or 0.10% of total assets, at June 30, 2006, essentially unchanged from the level at December 31, 2005.

There were no accruing loans 90 days or more past due at June 30, 2006 or December 31, 2005.

Impaired loans consist of all nonaccrual commercial loans. At June 30, 2006, the recorded investment in impaired loans was $566 thousand, which had a related allowance of $59 thousand. Also during the six months ended June 30, 2006, interest income recognized on impaired loans amounted to approximately $173 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

(Dollars in thousands)	June 30,	December 31,
	2006	2005
Residential real estate	$1,692	$1,147
Commercial:
Mortgages	-	394
Construction and development	-	-
Other	566	624
Consumer	177	249
Total nonaccrual loans	$2,435	$2,414

Deposits
In the first six months of 2006, total deposits rose by $31.5 million, or 1.9%. Excluding a $16.0 million increase in brokered certificates of deposit, in-market deposits were up by $15.5 million in the first half of 2006. Due to increases in short-term interest rates, the Corporation has continued to experience a shift in the mix of deposits, with a shift away from lower cost savings accounts into premium money market accounts and certificates of deposit.

Demand deposits amounted to $184.2 million at June 30, 2006, down $11.9 million, or 6.1%, from December 31, 2005. NOW account balances totaled $178.1 million at June 30, 2006, down $614 thousand, or 0.3%, from the end of 2005. Money market account balances totaled $239.9 million at June 30, 2006, up $16.7 million, or 7.5%, from December 31, 2005. During the six months ended June 30, 2006, savings deposits declined $20.9 million, or 9.8%, and amounted to $191.6 million. Time deposits (including brokered certificates of deposit) amounted to $877.0 million, up $48.3 million, or 5.8%, during the first half of 2006. The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources. Brokered time deposits amounted to $216.1 million, up $16.0 million, or 8.0%, during the six months ended June 30, 2006. Excluding the brokered time deposits, time deposits rose $32.3 million, or 5.1%, in the first half of 2006 due to growth in consumer and commercial certificates of deposit.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. During the first six months of 2006, FHLB advances decreased by $1.7 million. See Note 9 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits. Deposits (demand, NOW, money market, savings and time deposits) funded approximately 68% of total average assets in the first half of 2006. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the first six months of 2006. Net loans as a percentage of total assets amounted to 58% at June 30, 2006, unchanged from December 31, 2005. Total securities as a percentage of total assets amounted to 32% at June 30, 2006, compared to 33% at December 31, 2005.

For the six months ended June 30, 2006, net cash provided by financing activities amounted to $23.7 million and was generated primarily from overall growth in deposits. Net cash used in investing activities was $49.8 million in the first half of 2006. The Corporation purchased $21.6 million of residential and consumer loans in the six months ended June 30, 2006. Also during this period, the Corporation purchased $8 million in BOLI. Net cash provided by operating activities amounted to $12.2 million in the first six months of 2006, generated primarily by net income. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $161.3 million at June 30, 2006, up approximately $2.9 million since December 31, 2005. Included in this change was a decrease in accumulated other comprehensive income of $5.9 million. The decrease in accumulated other comprehensive income in the first half of 2006 was due to increases in net unrealized losses on securities available for sale. Dividends payable at June 30, 2006 amounted to $2.6 million, representing a $0.19 per share dividend, which was paid to shareholders on July 14, 2006. This was an increase from the $0.18 per share rate paid throughout 2005 and represents the fourteenth consecutive year with a dividend increase. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise and, as such, its ability to pay dividends to the Bancorp is subject to regulatory review and restriction.

The ratio of total equity to total assets amounted to 6.6% at June 30, 2006, unchanged from December 31, 2005. Book value per share as of June 30, 2006 and December 31, 2005 amounted to $12.01 and $11.86, respectively. The tangible book value per share was $8.02 at June 30, 2006, compared to $7.79 at the end of 2005.

Pursuant to the Stock Purchase Agreement dated March 18, 2005, by and among the Corporation, Weston Financial and Weston Financial’s shareholders, the Corporation purchased all of the outstanding shares of capital stock of Weston Financial in exchange for an aggregate amount of cash equal to $20.3 million plus certain future payments. The future payments include minimum payments of $2 million per year in each of the years 2007, 2008 and 2009. The present value of these minimum payments amounting to $5.6 million is included in Other Borrowings in the Corporation’s Consolidated Balance Sheet. In addition, the transaction is structured to provide for the contingent payment of additional amounts up to a maximum of $18.5 million based on operating results in each of the years during a three-year earn-out period ending December 31, 2008. Contingent payments will be added to goodwill and recorded as liabilities at the time the payments are determinable beyond a reasonable doubt.

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

The Corporation’s capital ratios at June 30, 2006 place the Corporation in the “well-capitalized” category according to regulatory standards. On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments. The following table summarizes our contractual cash obligation and other commitments at June 30, 2006.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$543,588	$170,749	$224,794	$85,018	$63,027
Junior subordinated debentures	22,681	-	-	-	22,681
Operating lease obligations	1,785	797	741	224	23
Software licensing arrangements	452	283	81	88	-
Treasury, tax and loan demand note	1,122	1,122	-	-	-
Other borrowed funds	6,051	2,008	3,702	65	276
Total contractual obligations	$575,679	$174,959	$229,318	$85,395	$86,007

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration - Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$108,573	$85,057	$12,218	$5,113	$6,185
Home equity lines	180,301	2,746	7,796	12,293	157,466
Other loans	11,844	9,598	1,143	1,103	-
Standby letters of credit	11,056	1,488	9,078	490	-
Forward loan commitments to:
Originate loans	2,668	2,668	-	-	-
Sell loans	4,034	4,034	-	-	-
Total commitments	$318,476	$105,591	$30,235	$18,999	$163,651

See additional discussion under the caption Note 8 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of June 30, 2006 and December 31, 2005, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of June 30, 2006 and December 31, 2005. Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their historical insensitivity to rate changes. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2006		December 31, 2005
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	0.08%	0.93%	-0.08%	-1.18%
100 basis point rate increase	0.31%	-2.93%	0.93%	-0.14%
200 basis point rate increase	1.63%	-5.78%	1.59%	-1.31%

The ALCO estimates that the small positive exposure of net interest income to falling rates as compared to an unchanged rate scenario, results from the near-term effect of reducing rates paid on maturing time and certain core savings deposits, while asset yields would decline more slowly initially as current asset holdings mature or reprice. If rates were to fall and remain low for a sustained period, core savings deposit rates would likely not continue to fall as fast as other market rates, while asset yields would decline as current asset holdings mature or reprice with increasing cash flows from more rapid mortgage-related prepayments and redemption of callable securities.

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

The negative exposure of net interest income to rising rates in Year 2 as compared to an unchanged rate scenario is primarily attributable to an increase in funding costs associated with retail deposits. With the flattening of the yield curve, consumer demand for time deposits continues to be greater than growth in other lower-cost deposit categories.

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2006 and December 31, 2005 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and government-sponsored agency securities (noncallable)	2,646	(4,773)
U.S. government-sponsored agency securities (callable)	2,085	(5,608)
Mortgage-backed securities	10,898	(23,176)
Corporate securities	526	(1,005)
Total change in market value as of June 30, 2006	$16,155	($34,562)

Total change in market value as of December 31, 2005	$13,533	($34,327)

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

ITEM 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended June 30, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the third quarter of 2005, the Corporation completed its acquisition of Weston Financial, as discussed previously. The Corporation has not yet completed the documentation, evaluation and testing of Weston Financial’s internal controls over financial reporting, which is ongoing.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended June 30, 2006 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), the Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), and the Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”).
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				7,398
4/1/2006 to 4/30/2006	331	$26.98	331	7,067
5/1/2006 to 5/31/2006	256	25.35	256	6,811
6/1/2006 to 6/30/2006	247	26.36	247	6,564
Total Deferred Compensation Plan	834	$26.30	834	6,564

Stock Repurchase Plan (2)
Balance at beginning of period				162,000
4/1/2006 to 4/30/2006	-	-	-	162,000
5/1/2006 to 5/31/2006	-	-	-	162,000
6/1/2006 to 6/30/2006	-	-	-	162,000
Total Stock Repurchase Plan	-	-	-	162,000

Other (3)
Balance at beginning of period				N/A
4/1/2006 to 4/30/2006	-	$-	-	N/A
5/1/2006 to 5/31/2006	3,303	9.78	3,303	N/A
6/1/2006 to 6/30/2006	7,163	19.61	7,163	N/A
Total Other	10,466	$16.51	10,466	N/A
Total Purchases of Equity Securities	11,300	$17.23	11,300

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
The Annual Meeting of Shareholders was held on April 25, 2006. On the record date of February 24, 2006 there were 13,407,650 shares issued, outstanding and eligible to vote, of which 11,970,328 shares, or 89.28%, were represented at the meeting either in person or by proxy.

(b)	The results of matters voted upon are presented below:
i.
Election of Directors to Serve Until 2009 Annual Meeting: Steven J. Crandall, Victor J. Orsinger II., Patrick J. Shanahan, Jr., James P. Sullivan, and Neil H. Thorp were nominated and duly elected to hold office as Directors of Washington Trust Bancorp, Inc., each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person’s name as follows:

	Term	Votes In Favor	Votes Withheld
Steven J. Crandall	3 years	11,895,340	74,989
Victor J. Orsinger, II	3 years	10,731,674	1,238,654
Patrick J. Shanahan, Jr.	3 years	11,015,951	914,378
James P. Sullivan	3 years	11,887,497	82,832
Neil H. Thorp	3 years	11,901,042	69,286

The following additional persons continued as Directors of Washington Trust Bancorp, Inc. following the Annual Meeting:

Gary P. Bennett
Larry J. Hirsch, Esq.
Barry G. Hittner, Esq.
Katherine W. Hoxsie
Mary E. Kennard, Esq.
Edward M. Mazze, Ph.D.
Kathleen McKeough
H. Douglas Randall, III
Joyce Olson Resnikoff
John F. Treanor
John C. Warren

ii.
A proposal for the ratification of KPMG LLP to serve as independent auditors of the Corporation for the current fiscal year ending December 31, 2006 was passed by a vote of 11,806,525 shares in favor, 152,647 shares against, with 11,157 abstentions and broker non-votes.

Item 5. Other Information
(a) On April 25, 2006, the Bancorp awarded Restricted Stock Units under the 1997 Plan and Restricted Stock Units under the 2003 Plan to certain of its executive officers and non-employee directors as set forth below.

The following Restricted Stock Units were awarded under the 1997 Plan; vest on the earlier of (a) April 25, 2009 or (b) a Change in Control (as defined in the 1997 Plan) of the Bancorp, provided that a pro-rata share will vest upon the employee’s retirement if earlier; and required no consideration to be paid by the recipient. The Bancorp will pay phantom dividends on the date and in the amount of the dividend paid to shareholders of the Bancorp’s common stock.

Name	Position	Award
John C. Warren	Chairman and Chief Executive Officer	1,150 Restricted Stock Units

A copy of the form of Restricted Stock Units Certificate under the 1997 Plan used in connection with such Restricted Stock Units grants was filed as Exhibit 10.1 to the Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.

The following Restricted Stock Units were awarded under the 2003 Plan; vest on the earlier of (a) April 25, 2009 or (b) a Change in Control (as defined in the 2003 Plan) of the Bancorp, provided that a pro-rata share will vest upon the employee’s retirement if earlier; and required no consideration to be paid by the recipient. The Bancorp will pay phantom dividends on the date and in the amount of the dividend paid to shareholders of the Bancorp’s common stock.

Name	Position	Award
John C. Warren	Chairman and Chief Executive Officer	5,350 Restricted Stock Units
John F. Treanor	President and Chief Operating Officer	3,900 Restricted Stock Units

A copy of the form of Restricted Stock Units Certificate (for employees) under the 2003 Plan used in connection with such Restricted Stock Units grant was filed as Exhibit 10.2 to the Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2006.

The following Restricted Stock Units were awarded under the 2003 Plan; vest on the earlier of (a) April 25, 2009, (b) retirement of the Director, or (c) a Change in Control (as defined in the 2003 Plan) of the Bancorp; and required no consideration to be paid by the recipient. For these purposes, retirement is defined as the cessation of service as a Director as of the Annual Meeting of Shareholders date following the attainment of age 70.

Name	Position	Award
Gary P. Bennett	Director	500 Restricted Stock Units
Steven J. Crandall	Director	500 Restricted Stock Units
Larry J. Hirsch, Esq.	Director	500 Restricted Stock Units
Barry G. Hittner	Director	500 Restricted Stock Units
Katherine W. Hoxsie	Director	500 Restricted Stock Units
Mary E. Kennard, Esq.	Director	500 Restricted Stock Units
Edward M. Mazze, Ph.D.	Director	500 Restricted Stock Units
Kathleen McKeough	Director	500 Restricted Stock Units
Victor J. Orsinger II	Director	500 Restricted Stock Units
H. Douglas Randall, III	Director	500 Restricted Stock Units
Joyce O. Resnikoff	Director	500 Restricted Stock Units
Patrick J. Shanahan, Jr.	Director	500 Restricted Stock Units
James P. Sullivan, CPA	Director	500 Restricted Stock Units
Neil H. Thorp	Director	500 Restricted Stock Units

A copy of the form of Restricted Stock Units Certificate (for Directors) under the 2003 Plan used in connection with such Restricted Stock Units grants was filed as Exhibit 10.3 to the Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2006.

In addition, the Company may grant various awards to executive officers and directors under the 2003 Plan.

A copy of the form of Restricted Stock Agreement under the 2003 Plan for employees was filed as Exhibit 10.4 to the Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2006. A copy of the form of Restricted Stock Agreement under the 2003 Plan for members of the Board of Directors was filed as Exhibit 10.5 to the Bancorp’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 19, 2006.

Item 6. Exhibits
(a) Exhibits. The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees) — Filed as Exhibit 10.1 to the Registrant’s Current Report on From 8-K dated June 17, 2005. (1) (2)

10.2
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) — Filed as Exhibit 10.2 to the Registrant’s Current Report on From 8-K dated May 19, 2006. (2)

10.3
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) — Filed as Exhibit 10.3 to the Registrant’s Current Report on From 8-K dated May 19, 2006. (2)

10.4
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) — Filed as Exhibit 10.4 to the Registrant’s Current Report on From 8-K dated May 19, 2006. (2)

10.5
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) — Filed as Exhibit 10.2 to the Registrant’s Current Report on From 8-K dated May 19, 2006. (2)

15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith.

(1)	Not filed herewith. In accordance with Rule 12b-32 promulgated to the Exchange Act, reference is made to the documents previously filed with the SEC, which are incorporated by reference herein.
(2)	Management contract or compensatory plan or arrangement.
(3)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: August 8, 2006	By:	/s/ John F. Treanor
John F. Treanor
President and Chief Operating Officer
(principal executive officer)

Date: August 8, 2006	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees) — Filed as Exhibit 10.1 to the Registrant’s Current Report on From 8-K dated June 17, 2005. (1) (2)

10.2
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) — Filed as Exhibit 10.2 to the Registrant’s Current Report on From 8-K dated May 19, 2006. (2)

10.3
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) — Filed as Exhibit 10.3 to the Registrant’s Current Report on From 8-K dated May 19, 2006. (2)

10.4
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) — Filed as Exhibit 10.4 to the Registrant’s Current Report on From 8-K dated May 19, 2006. (2)

10.5
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) — Filed as Exhibit 10.2 to the Registrant’s Current Report on From 8-K dated May 19, 2006. (2)

15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith.

(1)	Not filed herewith. In accordance with Rule 12b-32 promulgated to the Exchange Act, reference is made to the documents previously filed with the SEC, which are incorporated by reference herein.
(2)	Management contract or compensatory plan or arrangement.
(3)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.