Form 10-Q/A
period 2006-06-30
WASHINGTON TRUST BANCORP INC
filed 2006-08-10
CIK 737468

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

EXPLANATORY NOTE
Washington Trust is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2006 solely to correct one typographical error contained in Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 2 of Part I of Washington Trust's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 8, 2006.

The Selected Financial Highlights table under the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations-Results of Operation-Overview" contained four columns, indicating the selected financial highlights for the three months ended June 30, 2006 as compared to the same period in 2005 and for the six months ended June 30, 2006 as compared to the same period in 2005.  The column indicating the selected financial highlights for the six months ended June 30, 2006 was inadvertently labeled as 2005.

Except for correcting the error noted above, no other information is being amended by this Form 10-Q/A.  Washington Trust has not updated disclosures in this Form 10-Q/A to reflect any event subsequent to Washington Trust's filing of the original Form 10-Q.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: August 10, 2006	By:	/s/ John F. Treanor
John F. Treanor
President and Chief Operating Officer
(principal executive officer)

Date: August 10, 2006	By:	/s/ David V. Devault
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