Form 10-Q
period 2006-09-30
WASHINGTON TRUST BANCORP INC
filed 2006-11-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2006 or

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
Yes ☐ No ☒

The number of shares of common stock of the registrant outstanding as of October  31, 2006 was 13,464,109.

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED BALANCE SHEETS	(Unaudited)
	September 30,	December 31,
	2006	2005
Assets:
Cash and due from banks	$52,862	$48,997
Federal funds sold and other short-term investments	15,923	17,166
Mortgage loans held for sale	2,913	439
Securities:
Available for sale, at fair value; amortized cost $581,154 in 2006 and $620,638 in 2005	580,506	619,234
Held to maturity, at cost; fair value $159,099 in 2006 and $162,756 in 2005	160,844	164,707
Total securities	741,350	783,941
Federal Home Loan Bank stock, at cost	31,966	34,966
Loans:
Commercial and other	561,314	554,734
Residential real estate	587,372	582,708
Consumer	279,798	264,466
Total loans	1,428,484	1,401,908
Less allowance for loan losses	18,645	17,918
Net loans	1,409,839	1,383,990
Premises and equipment, net	24,068	23,737
Accrued interest receivable	11,441	10,594
Investment in bank-owned life insurance	39,374	30,360
Goodwill	44,558	39,963
Identifiable intangible assets, net	13,200	14,409
Other assets	15,772	13,441
Total assets	$2,403,266	$2,402,003
Liabilities:
Deposits:
Demand deposits	$189,329	$196,102
NOW accounts	172,317	178,677
Money market accounts	295,431	223,255
Savings accounts	193,029	212,499
Time deposits	850,080	828,725
Total deposits	1,700,186	1,639,258
Dividends payable	2,558	2,408
Federal Home Loan Bank advances	464,148	545,323
Junior subordinated debentures	22,681	22,681
Other borrowings	14,928	9,774
Accrued expenses and other liabilities	26,345	24,113
Total liabilities	2,230,846	2,243,557
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 13,459,740 shares in 2006 and 13,372,295 in 2005	841	836
Paid-in capital	35,096	32,778
Retained earnings	137,900	126,735
Accumulated other comprehensive loss	(1,050)	(1,653)
Treasury stock, at cost; 14,676 shares in 2006 and 10,519 shares in 2005	(367)	(250)
Total shareholders’ equity	172,420	158,446
Total liabilities and shareholders’ equity	$2,403,266	$2,402,003

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)
	(Unaudited)
	Three Months		Nine Months
Periods ended September 30,	2006	2005	2006	2005
Interest income:
Interest and fees on loans	$23,430	$20,418	68,457	$57,339
Interest on securities:
Taxable	8,493	8,085	25,553	24,804
Nontaxable	405	221	1,104	610
Dividends on corporate stock and Federal Home Loan Bank stock	1,197	594	2,124	1,838
Interest on federal funds sold and other short-term investments	252	187	517	321
Total interest income	33,777	29,505	97,755	84,912
Interest expense:
Deposits	12,473	8,241	33,872	22,800
Federal Home Loan Bank advances	5,011	5,741	16,115	16,960
Junior subordinated debentures	338	124	1,014	124
Other	89	39	256	75
Total interest expense	17,911	14,145	51,257	39,959
Net interest income	15,866	15,360	46,498	44,953
Provision for loan losses	300	300	900	900
Net interest income after provision for loan losses	15,566	15,060	45,598	44,053
Noninterest income:
Wealth management and trust services	6,040	4,066	18,099	10,764
Service charges on deposit accounts	1,312	1,158	3,667	3,337
Merchant processing fees	2,125	1,932	4,828	4,047
Income from bank-owned life insurance	389	282	1,014	833
Net gains on loan sales	417	415	1,029	1,320
Net realized (losses) gains on securities	(365)	17	459	20
Other income	865	504	2,654	1,126
Total noninterest income	10,783	8,374	31,750	21,447
Noninterest expense:
Salaries and employee benefits	9,651	8,194	29,100	23,103
Net occupancy	934	828	2,906	2,483
Equipment	872	832	2,552	2,583
Merchant processing costs	1,796	1,623	4,090	3,357
Advertising and promotion	371	460	1,489	1,496
Outsourced services	490	406	1,504	1,263
Legal, audit and professional fees	563	513	1,342	1,425
Amortization of intangibles	398	196	1,209	442
Other	1,536	1,758	5,403	4,475
Total noninterest expense	16,611	14,810	49,595	40,627
Income before income taxes	9,738	8,624	27,753	24,873
Income tax expense	3,160	2,802	8,925	8,002
Net income	$6,578	$5,822	$18,828	$16,871

Weighted average shares outstanding - basic	13,436.6	13,330.3	13,414.6	13,303.2
Weighted average shares outstanding - diluted	13,726.3	13,641.9	13,708.2	13,615.8
Per share information:
Basic earnings per share	$0.49	$0.44	$1.40	$1.27
Diluted earnings per share	$0.48	$0.43	$1.37	$1.24
Cash dividends declared per share	$0.19	$0.18	$0.57	$0.54

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
Nine months ended September 30,	2006	2005
Cash flows from operating activities:
Net income	$18,828	$16,871
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	900	900
Depreciation of premises and equipment	2,287	2,246
Net amortization of premium and discount	1,070	1,878
Net amortization of intangibles	1,209	442
Share-based compensation	535	261
Earnings from bank-owned life insurance	(1,014)	(833)
Net gains on loan sales	(1,029)	(1,320)
Net realized gains on securities	(459)	(20)
Proceeds from sales of loans	29,395	48,484
Loans originated for sale	(31,076)	(48,616)
Increase in accrued interest receivable, excluding purchased interest	(724)	(718)
Increase in other assets	(2,483)	4,157
Increase (decrease) in accrued expenses and other liabilities	2,233	(3,660)
Other, net	(99)	(147)
Net cash provided by operating activities	19,573	19,925
Cash flows from investing activities:
Purchases of: Mortgage-backed securities available for sale	(31,820)	(57,520)
Other investment securities available for sale	(58,561)	(43,203)
Mortgage-backed securities held to maturity	-	(17,505)
Other investment securities held to maturity	(17,682)	(21,098)
Proceeds from sale of: Mortgage-backed securities available for sale	43,532	11,426
Other investment securities available for sale	14,481	55,632
Maturities and principal payments of: Mortgage-backed securities available for sale	69,613	97,355
Other investment securities available for sale	1,999	48,995
Mortgage-backed securities held to maturity	12,873	20,339
Other investment securities held to maturity	8,490	3,257
Remittance (purchase) of Federal Home Loan Bank stock	3,000	(593)
Principal collected on loans under loan originations	(1,557)	(76,651)
Purchases of loans, including purchased interest	(25,309)	(69,860)
Purchases of premises and equipment	(2,619)	(1,864)
Purchases of bank-owned life insurance	(8,000)	-
Equity investment in capital trusts	-	(681)
Cash paid for acquisition, including deferred acquisition obligations, net of cash acquired	-	(19,568)
Net cash provided by (used in) investing activities	8,440	(71,539)
Cash flows from financing activities:
Net increase in deposits	60,929	152,361
Net increase (decrease) in other borrowings	559	(36)
Proceeds from Federal Home Loan Bank advances	382,529	531,343
Repayment of Federal Home Loan Bank advances	(463,668)	(626,099)
Purchases of treasury stock, net	(117)	9
Proceeds from the issuance of common stock under dividend reinvestment plan	911	296
Proceeds from the exercise of share options	720	592
Tax benefit from share option exercises	259	-
Proceeds from the issuance of junior subordinated debentures	-	22,681
Cash dividends paid	(7,513)	(6,751)
Net cash (used in) provided by financing activities	(25,391)	74,396
Net increase in cash and cash equivalents	2,622	22,782
Cash and cash equivalents at beginning of year	66,163	52,081
Cash and cash equivalents at end of period	$68,785	$74,863

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS	(Continued)

Noncash Investing and Financing Activities: Loans charged off	$325	$262
Supplemental Disclosures: Interest payments	50,868	39,496
Income tax payments	10,327	8,042

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of September 30, 2006 and December 31, 2005, respectively, and the results of operations and cash flows for the interim periods presented. The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures of fair value measurements. SFAS No. 157 applies to the accounting principles that currently use fair value measurement, and does not require any new fair value measurements. The expanded disclosures focus on the inputs used to measure fair value as well as the effect of the fair value measurements on earnings. This Statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and interim periods within that fiscal year. The Corporation believes the adoption of SFAS No. 157 will not have a material impact on the Corporation’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R)”. This Statement requires that the funded status of an employer’s postretirement benefit plan be recognized in its statement of financial position. This Statement also requires that changes in the funded status of a defined benefit plan, including actuarial gains and losses and prior service costs and credits, must be recognized in comprehensive income in the year in which the

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

changes occur. In addition, SFAS No. 158 requires the measurement of the defined benefit plan’s assets and obligations as of the employer’s fiscal year end. The requirements to recognize funded status and any changes in that funded status are effective as of the fiscal year ending after December 15, 2006. The requirement to measure the plan’ assets and obligations as of the employers fiscal year end is effective for fiscal years ending after December 15, 2008. The Corporation is currently evaluating the impact that SFAS No. 158 will have on its consolidated financial statements.

The Securities and Exchange Commission released Staff Accounting Bulletin No. 108 (“SAB 108”), in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Corporation to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The Corporation will adopt SAB 108 in the first quarter of 2007, and does not anticipate that it will have a material impact on its results of operations and financial condition.

(3) Share-Based Compensation Arrangements
Washington Trust has three share-based compensation plans, which are described below. Effective January 1, 2006, the fair value recognition provisions of SFAS 123R, “Share-Based Payment”, were adopted on a modified prospective basis. Prior to this date, the provisions of APB No. 25 and related interpretations were applied for option grant accounting.

In the Corporation’s consolidated financial statements for the three and nine months ended September 30, 2005, the following pro forma net income and earnings per share information was disclosed in accordance with SFAS No. 123 and SFAS No. 148:

(Dollars in thousands, except per share amounts)		Three Months	Nine Months
		Ended	Ended
		September 30, 2005	September 30, 2005
Net income	As reported	$5,822	$16,871
Less total share-based compensation determined under
the fair value method for all awards, net of tax		(164)	(892)
Pro forma		$5,658	$15,979

Basic earnings per share	As reported	$0.44	$1.27
Pro forma		$0.42	$1.20
Diluted earnings per share	As reported	$0.43	$1.24
Pro forma		$0.41	$1.17

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

The 1988 Plan, the 1997 Plan and the 2003 Plan (collectively, “the Plans”) permit options to be granted with stock appreciation rights ("SARs"), however, no share options have been granted with SARs. Pursuant to the Plans, the exercise price of each share option may not be less than fair market value of the Bancorp’s common stock on the date of the grant. In general, the share option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof. Nonvested share units and shares are valued at the fair market value of the Bancorp’s common stock as of the award date. No option, share unit or share awards made prior to January 1, 2003 had requisite vesting periods remaining as of January 1, 2006. Share options awarded during 2003, 2004 and 2005 were granted with a variety of vesting terms including immediate vesting, graded vesting over three-year periods and cliff vesting over three-year periods. Nonvested share units or shares awarded during 2004, 2005 and 2006 were granted with vesting terms ranging from one to five years. Share option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans).

Amounts recognized in the consolidated financial statements for share options, nonvested share units and nonvested share awards are as follows:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2006	2005	2006	2005
Share-based compensation expense	$175	$108	$535	$262
Related income tax benefit	61	38	168	92

A summary of share option activity under the Plans as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

(Dollars in thousands)			Weighted
	Number	Weighted	Average
	of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2006	1,198,111	$20.31	-	-
Granted	-	-	-	-
Exercised	72,489	15.37	-	-
Forfeited or expired	5,583	27.13	-	-
Outstanding at September 30, 2006	1,120,039	$20.60	5.6 years	$6,912
Exercisable at September 30, 2006	1,091,705	$20.42	5.5 years	$6,911

The total intrinsic value of share options exercised during the nine months ended September 30, 2006 was $824 thousand.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of Washington Trust’s nonvested shares as of September 30, 2006, and changes during the nine months ended September 30, 2006, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	55,850	$24.77
Granted	17,400	26.59
Vested	-	-
Forfeited	(450)	23.61
Nonvested at September 30, 2006	72,800	$25.21

As of September 30, 2006, there was $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.2 years.

(4) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$153,846	$896	$(796)	$153,946
Mortgage-backed securities	356,022	995	(6,935)	350,082
Corporate bonds	55,575	307	(285)	55,597
Corporate stocks	15,711	5,340	(170)	20,881
Total	581,154	7,538	(8,186)	580,506
December 31, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	107,135	1,332	(816)	107,651
Mortgage-backed securities	436,142	1,019	(8,987)	428,174
Corporate bonds	63,565	346	(716)	63,195
Corporate stocks	13,796	6,573	(155)	20,214
Total	$620,638	$9,270	$(10,674)	$619,234

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$42,000	$-	$(565)	$41,435
Mortgage-backed securities	72,529	447	(1,663)	71,313
States and political subdivisions	46,315	227	(191)	46,351
Total	160,844	674	(2,419)	159,099
December 31, 2005
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	47,250	-	(797)	46,453
Mortgage-backed securities	84,960	768	(1,527)	84,201
States and political subdivisions	32,497	72	(467)	32,102
Total	$164,707	$840	$(2,791)	$162,756

Securities available for sale and held to maturity with a fair value of $608.4 million and $564.3 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at September 30, 2006 and December 31, 2005, respectively. In addition, securities available for sale and held to maturity with a fair value of $10.5 million and $13.8 million were collateralized for the discount window at the Federal Reserve Bank at September 30, 2006 and December 31, 2005, respectively. There were no borrowings with the Federal Reserve Bank at either date. Securities available for sale with a fair value of $2.2 million were designated in a rabbi trust for a nonqualified retirement plan at September 30, 2006 and December 31, 2005.

At September 30, 2006 and December 31, 2005, the available for sale and held to maturity securities portfolio included $2.4 million and $3.4 million of net pretax unrealized losses, respectively. Included in these net amounts were gross unrealized losses amounting to $10.6 million and $13.5 million at September 30, 2006 and December 31, 2005, respectively.

The following tables summarize, for all securities in an unrealized loss position at September 30, 2006 and December 31, 2005, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At September 30, 2006	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	5	$28,422	$71	14	$96,145	$1,290	19	$124,567	$1,361
Mortgage-backed securities	13	28,368	208	81	292,616	8,390	94	320,984	8,598
States and
political subdivisions	8	6,174	36	20	11,684	155	28	17,858	191
Corporate bonds	3	7,147	27	8	21,811	258	11	28,958	285
Subtotal, debt securities	29	70,111	342	123	422,256	10,093	152	492,367	10,435
Corporate stocks	6	6,339	115	3	982	55	9	7,321	170
Total temporarily
impaired securities	35	$76,450	$457	126	$423,238	$10,148	161	$499,688	$10,605

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2005	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	12	$70,586	$827	6	$43,464	$786	18	$114,050	$1,613
Mortgage-backed securities	56	178,688	2,565	47	238,844	7,949	103	417,532	10,514
States and
political subdivisions	33	19,129	349	5	3,557	118	38	22,686	467
Corporate bonds	5	10,929	75	9	25,019	641	14	35,948	716
Subtotal, debt securities	106	279,332	3,816	67	310,884	9,494	173	590,216	13,310
Corporate stocks	6	2,617	126	1	483	28	7	3,100	155
Total temporarily
impaired securities	112	$281,949	$3,942	68	$311,367	$9,522	180	$593,316	$13,465

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to interest rates. The majority of debt securities reported in an unrealized loss position at September 30, 2006 were purchased during 2005, 2004 and 2003, during which time interest rates were at or near historical lows. The relative increase in short and medium term interest rates resulted in a decline in market value for these debt securities. The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of future interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. The debt securities in an unrealized loss position at September 30, 2006 consisted of 152 debt security holdings. The largest loss percentage of any single holding was 5.06% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The Corporation believes that the nature and duration of impairment on its equity securities holdings are considered to be a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at September 30, 2006 consisted of 9 holdings of financial and commercial entities. The largest loss percentage position of any single holding was 6.23% of its cost.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$274,635	19%	$291,292	21%
Construction and development (2)	29,653	2%	37,190	3%
Other (3)	257,026	18%	226,252	16%
Total commercial	561,314	39%	554,734	40%

Residential real estate:
Mortgages (4)	572,399	40%	565,680	40%
Homeowner construction	14,973	1%	17,028	2%
Total residential real estate	587,372	41%	582,708	42%

Consumer
Home equity lines	147,897	10%	161,100	11%
Home equity loans	90,711	6%	72,288	5%
Other	41,190	4%	31,078	2%
Total consumer	279,798	20%	264,466	18%
Total loans (5)	$1,428,484	100%	$1,401,908	100%

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
(5) Net of unamortized loan origination fees, net of costs, totaling $190 thousand and $373 thousand at September 30, 2006 and December 31, 2005, respectively. Also includes $384 thousand and $753 thousand of premium, net of discount, on purchased loans at September 30, 2006 and December 31, 2005, respectively.

(6) Allowance For Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2006	2005	2006	2005
Balance at beginning of period	$18,480	$17,442	$17,918	$16,771
Provision charged to expense	300	300	900	900
Subtotal	18,780	17,742	18,818	17,671

Charge-offs	(174)	(24)	(325)	(262)
Recoveries	39	146	152	455
Net recoveries (charge-offs)	(135)	122	(173)	193
Reclassification of allowance on off-balance sheet exposures	-	(250)	-	(250)
Balance at end of period	$18,645	$17,614	$18,645	$17,614

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the nine months ended September 30, 2006 are as follows:

Goodwill
		Wealth
	Commercial	Management
(Dollars in thousands)	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2005	$22,591	$17,372	$39,963
Goodwill acquired during the period	-	4,595	4,595
Impairment recognized	-	-	-
Balance at September 30, 2006	$22,591	$21,967	$44,558

The acquisition of Weston Financial Group, Inc. (“Weston Financial”) provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  During the third quarter of 2006 the Corporation recognized a liability of $4.595 million, with a corresponding addition to goodwill, representing the 2006 portion of the earn-out period.

Other Intangible Assets
(Dollars in thousands)	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2005	$911	$13,220	$278	$14,409
Amortization	196	977	36	1,209
Balance at September 30, 2006	$715	$12,243	$242	$13,200

Amortization of intangible assets for the nine months ended September 30, 2006, totaled $1.2 million. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(Dollars in thousands)	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Estimated amortization expense:
2006 (full year)	$261	$1,283	$49	$1,593
2007	140	1,194	49	1,383
2008	120	1,111	49	1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091

The components of intangible assets at September 30, 2006 are as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,282	1,414	905	4,601
Net amount	$715	$12,243	$242	$13,200

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
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

(Dollars in thousands)	September 30, 2006	December 31, 2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$103,419	$105,971
Home equity lines	182,634	174,073
Other loans	14,697	17,271
Standby letters of credit	9,894	10,986
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	3,478	2,188
Commitments to sell fixed rate mortgage loans	6,389	2,626

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At September 30, 2006 and December 31, 2005, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.9 million and $11.0 million, respectively. At September 30, 2006 and December 31, 2005, there was no liability to beneficiaries resulting from standby letters of credit.

At September 30, 2006, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the fair value of these commitments is recognized in other assets on the balance sheet and changes in fair value of such commitments are recorded in current earnings in the income statement. The carrying value of such commitments as of September 30, 2006 and December 31, 2005 and the respective changes in fair values for the nine months ended September 30, 2006 and 2005 were insignificant.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Borrowings
Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(Dollars in thousands)	September 30,	December 31,
	2006	2005
FHLB advances	$464,148	$545,323

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at September 30, 2006 and December 31, 2005. Under agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at September 30, 2006 and December 31, 2005. Included in the collateral were securities available for sale and held to maturity with a fair value of $501.8 million and $498.0 million that were specifically pledged to secure FHLB borrowings at September 30, 2006 and December 31, 2005, respectively. Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Junior Subordinated Debentures
In connection with the Weston Financial acquisition, trust preferred securities totaling $22 million were issued in the third quarter of 2005 by WT Capital Trust I (“Trust I”) and WT Capital Trust II (“Trust II”), capital trusts created by the Bancorp. In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities - Revised”, Trust I and Trust II are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to Trust I and Trust II as debt in its financial statements. At September 30, 2006 and December 31, 2005, junior subordinated debentures payable amounted to $22.7 million.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	September 30,	December 31,
	2006	2005
Treasury, Tax and Loan demand note balance	$4,226	$3,794
Deferred acquisition obligations	10,248	5,469
Other	454	511
Other borrowings	$14,928	$9,774

There were no securities sold under repurchase agreements outstanding at September 30, 2006 and December 31, 2005. Securities sold under repurchase agreements generally mature within 90 days. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The actuarial assumptions used for the non-qualified retirement plans are the same as those used for the Corporation’s tax-qualified pension plan. The non-qualified retirement plans provide for the designation of assets in rabbi trusts. At September 30, 2006 and December 31, 2005, securities available for sale and other assets designated for this purpose with a carrying value of $2.6 million and $2.8 million, respectively, were included in the Corporation’s Consolidated Balance Sheets.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Nine months ended September 30,	2006	2005	2006	2005
Service cost	$1,551	$1,403	$264	$234
Interest cost	1,238	1,141	351	327
Expected return on plan assets	(1,350)	(1,264)	-	-
Amortization of transition asset	(4)	(4)	-	-
Amortization of prior service cost	(26)	23	46	57
Recognized net actuarial loss	238	92	160	99
Net periodic benefit cost	$1,647	$1,391	$821	$717

Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the nine months ended September 30, 2006 and 2005 were as follows:

	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
	2006	2005	2006	2005
Measurement date	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2004
Discount rate	5.50%	6.00%	5.50%	6.00%
Expected long-term return on plan assets	8.25%	8.25%	-	-
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

Employer Contributions:
For the nine months ended of September 30, 2006, $1.3 million of contributions have been made to the qualified pension plan and $252 thousand in benefit payments have been made to the non-qualified retirement plans. The Corporation presently anticipates contributing an additional $83 thousand in benefit payments to the non-qualified retirement plans in 2006.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Shareholders’ Equity
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at September 30, 2006 and December 31, 2005, as well as the corresponding minimum regulatory amounts and ratios:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2006:
Total Capital (to Risk-Weighted Assets):
Corporation	$157,286	10.96%	$114,759	8.00%	$143,448	10.00%
Bank	$165,592	11.55%	$114,685	8.00%	$143,356	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$137,016	9.55%	$57,379	4.00%	$86,069	6.00%
Bank	$145,333	10.14%	$57,342	4.00%	$86,013	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$137,016	5.81%	$94,331	4.00%	$117,914	5.00%
Bank	$145,333	6.17%	$94,276	4.00%	$117,845	5.00%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets):
Corporation	$147,454	10.51%	$112,221	8.00%	$140,277	10.00%
Bank	$151,383	10.80%	$112,152	8.00%	$140,190	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$127,023	9.06%	$56,111	4.00%	$84,166	6.00%
Bank	$130,962	9.34%	$56,076	4.00%	$84,114	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$127,023	5.45%	$93,285	4.00%	$116,606	5.00%
Bank	$130,962	5.62%	$93,254	4.00%	$116,568	5.00%

(1)	Leverage ratio

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

The Corporation’s capital ratios at September 30, 2006 place the Corporation in the “well-capitalized” category according to regulatory standards. On March 1, 2005, the Federal Reserve Board issued a final rule that retains trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. After a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

(13) Comprehensive Income

(Dollars in thousands)

Nine months ended September 30,	2006	2005
Net income	$18,828	$16,871
Unrealized holding gains (losses) on securities available for sale, net of tax	896	(5,570)
Reclassification adjustments for gains arising during the period, net of tax	(293)	(13)
Total comprehensive income	$19,431	$11,288

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average common stock outstanding, excluding options and other equity instruments. The dilutive effect of options, nonvested share units, non vested share awards and other items is calculated using the treasury stock method for purposes of weighted average dilutive shares. Diluted EPS is computed by dividing net income by the average number of common stock and common stock equivalents outstanding.

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2006	2005	2006	2005
Net income	$6,578	$5,822	$18,828	$16,871

Weighted average basic shares	13,436.6	13,330.3	13,414.6	13,303.2
Dilutive effect of:
Options	242.1	291.0	252.5	293.0
Other	47.6	20.6	41.1	19.6
Weighted average diluted shares	13,726.3	13,641.9	13,708.2	13,615.8

Earnings per share:
Basic	$0.49	$0.44	$1.40	$1.27
Diluted	$0.48	$0.43	$1.37	$1.24

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2006	2005	2006	2005	2006	2005	2006	2005
Net interest income (expense)	$13,371	$14,183	$(23)	$(15)	$2,518	$1,192	$15,866	$15,360
Noninterest income	4,262	3,950	6,465	4,124	56	300	10,783	8,374
Total income	17,633	18,133	6,442	4,109	2,574	1,492	26,649	23,734

Provision for loan losses	300	300	-	-	-	-	300	300
Depreciation and amortization expense	551	660	416	218	204	57	1,171	935
Other noninterest expenses	9,461	8,825	4,204	3,106	1,775	1,944	15,440	13,875
Total noninterest expenses	10,312	9,785	4,620	3,324	1,979	2,001	16,911	15,110
Income (loss)before income taxes	7,321	8,348	1,822	785	595	(509)	9,738	8,624
Income tax expense (benefit)	2,558	2,920	719	318	(117)	(436)	3,160	2,802
Net income	$4,763	$5,428	$1,103	$467	$712	$(73)	$6,578	$5,822

Total assets at period end	1,521,785	1,502,201	38,934	32,291	842,547	868,669	2,403,266	2,403,161
Expenditures for long-lived assets	461	341	72	44	49	54	582	439

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2006	2005	2006	2005	2006	2005	2006	2005
Net interest income (expense)	$40,381	$40,244	$(74)	$(47)	$6,191	$4,756	$46,498	$44,953
Noninterest income	10,586	9,748	19,642	10,822	1,522	877	31,750	21,447
Total income	50,967	49,992	19,568	10,775	7,713	5,633	78,248	66,400

Provision for loan losses	900	900	-	-	-	-	900	900
Depreciation and amortization expense	1,684	1,961	1,260	559	552	168	3,496	2,688
Other noninterest expenses	27,146	25,315	12,988	7,262	5,965	5,362	46,099	37,939
Total noninterest expenses	29,730	28,176	14,248	7,821	6,517	5,530	50,495	41,527
Income before income taxes	21,237	21,816	5,320	2,954	1,196	103	27,753	24,873
Income tax expense (benefit)	7,402	7,624	2,097	1,082	(574)	(704)	8,925	8,002
Net income	$13,835	$14,192	$3,223	$1,872	$1,770	$807	$18,828	$16,871

Total assets at period end	1,521,785	1,502,201	38,934	32,291	842,547	868,669	2,403,266	2,403,161
Expenditures for long-lived assets	1,975	1,415	432	207	212	242	2,619	1,864

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
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

Wealth Management Services
Wealth Management Services includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services, including services as trustee for pension and profit sharing plans; and other financial planning and advisory services. The increase in revenues and expenses for this segment in 2006 is primarily attributable to the acquisition of Weston Financial completed on August 31, 2005.

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs. It also includes income from bank-owned life insurance as well as administrative and executive expenses not allocated to the business lines and the residual impact of methodology allocations such as funds transfer pricing offsets. The increase in net income of the Corporate segment from 2005 to 2006 for the three and nine month periods is primarily as result of changes in the composition of the deposit mix, and reductions in investment and borrowed funds balances, and the interaction of these changes with the funds transfer pricing allocation methodology.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board (United States)) and not an audit, set forth in their separate report dated November 8, 2006 appearing below. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the liability provisions of Section 11 of the Securities Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of September 30, 2006, the related consolidated statements of income for the three and nine-month periods ended September 30, 2006 and 2005 and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2006 and 2005. These consolidated financial statements are the responsibility of the Corporation’s management.

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
November 8, 2006

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

Results of Operations
Overview
Net income for the third quarter of 2006 was $6.6 million, an increase of 13.0% from the $5.8 million reported for the third quarter of 2005. On a per diluted share basis, the Corporation earned $0.48 for the third quarter of 2006, up $0.05, or 11.6%, from the same quarter in 2005. The rates of return on average equity and average assets for the three months ended September 30, 2006 were 15.62% and 1.09%, up from 14.75% and 0.98%, respectively, for the same period in 2005.

Net income for the nine months ended September 30, 2006 amounted to $18.8 million, an increase of 11.6% from the $16.9 million reported for the same period a year ago. On a diluted earnings per share basis, the Corporation earned $1.37 for nine months ended September 30, 2006, up $0.13 from the $1.24 reported for the comparable period in

2005. The returns on average equity and average assets for the nine months ended September 30, 2006 were 15.33% and 1.04%, respectively, compared to 14.51% and 0.96%, respectively, for the comparable period in 2005.

Selected financial highlights are presented in the table below.

(Dollars in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2006	2005	2006	2005

Earnings:
Net income	$6,578	$5,822	$18,828	$16,871
Diluted earnings per share	0.48	0.43	1.37	1.24
Dividends declared per common share	0.19	0.18	0.57	0.54

Select Ratios:
Return on average assets	1.09%	0.98%	1.04%	0.96%
Return on average shareholders equity	15.62%	14.75%	15.33%	14.51%
Interest rate spread (taxable equivalent basis)	2.51%	2.46%	2.49%	2.48%
Net interest margin (taxable equivalent basis)	2.86%	2.78%	2.82%	2.77%

	Sept. 30,	June 30,	Dec. 31	Sept 30,
As of	2006	2006	2005	2005
Book value per share	$12.82	$12.01	$11.86	$11.78
Tangible book value per common share	8.53	8.02	7.79	7.68
Market value per share	26.51	27.72	26.18	27.19

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

Net interest income totaled $15.9 million and $46.5 million for the three and nine months ended September 30, 2006, respectively, up 3.3% and 3.4%, respectively, from the corresponding periods in 2005. Included in net interest income is an additional quarterly dividend of approximately $450 thousand in the third quarter of 2006 from the FHLB, following the decision by the FHLB to delay its normal second quarter dividend on its stock.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities. For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the three and nine months ended September 30, 2006 amounted to $16.2 million and $47.5 million, respectively, both up 4.0% from the same periods a year ago. The net interest margin (annualized tax-equivalent net interest income as a percentage of average interest-earning assets) amounted to 2.86% for the third quarter of 2006, up 8 basis points from the third quarter last year and up 11 basis points from the second quarter of 2006. The additional FHLB dividend represented approximately 8 basis points of the third quarter 2006 net interest margin. Excluding the effect of the delay of the second quarter FHLB dividend until the third quarter, the net interest margin was unchanged from the third quarter of 2005 and down by 5 basis points from the second quarter of 2006. The continued rise in short-term rates in 2006 has caused deposit costs to rise, while yields on loans and securities have remained relatively flat. The Corporation expects that this negative trend will continue.

Average interest-earning assets for the three and nine months ended September 30, 2006 increased $24.7 million and $48.9 million, respectively, over the amounts reported for the same periods last year. This increase was mainly due to growth in the loan portfolio, which was partially offset by reductions in the securities portfolio. The yield on total loans for the three and nine months ended September 30, 2006 increased 56 and 61 basis points, respectively, from the comparable 2005 periods. The contribution of loan prepayment and other fees to the yield on total loans was 4 and 5 basis points, respectively, for the three and nine months ended September 30, 2006. Comparable amounts for the three and nine months ended September 30, 2005 were 9 and 6 basis points, respectively. Total average securities for the three and nine months ended September 30, 2006 decreased $42.5 million and $56.9 million, respectively, from the same periods last year, as the shape of the yield curve has made reinvestment of maturing balances unattractive relative to funding costs during these periods. The FTE rate of return on securities for the three and nine months ended September 30, 2006 increased 89 and 61 basis points, respectively, from the comparable 2005 periods. The increase in the total yield on securities reflects a combination of higher yields on variable rate securities tied to short-term interest rates, sale or runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows in 2006 relative to the prior year. The Corporation continues to consider appropriate strategies to manage rising funding costs and more slowly increasing investment yields given the flat yield curve.

For the three and nine months ended September 30, 2006, average interest-bearing liabilities rose $52.0 million and $69.2 million, respectively, over the amounts reported for the comparable periods last year. The Corporation experienced growth in time deposits and money market accounts, and declines in NOW accounts, savings accounts and FHLB advances. Included in time deposits were brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources. The balance of average FHLB advances for the three and nine months ended September 30, 2006 decreased $129.0 million and $104.7 million, respectively, while the average rate paid on FHLB advances increased 40 and 50 basis points, respectively, from the same periods a year ago.

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

Three months ended September 30,	2006			2005
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$588,488	$7,596	5.12%	$574,344	$7,104	4.91%
Commercial and other loans	564,804	10,990	7.72%	539,145	9,684	7.13%
Consumer loans	278,864	4,898	6.97%	251,540	3,677	5.80%
Total loans	1,432,156	23,484	6.51%	1,365,029	20,465	5.95%
Federal funds sold and
other short-term investments	20,132	252	4.96%	22,562	186	3.27%
Taxable debt securities	706,319	8,493	4.77%	764,617	8,085	4.19%
Nontaxable debt securities	42,842	622	5.76%	23,467	341	5.76%
Corporate stocks and FHLB stock	48,704	1,289	10.50%	49,828	677	5.40%
Total securities	817,997	10,656	5.17%	860,474	9,289	4.28%
Total interest-earning assets	2,250,153	34,140	6.02%	2,225,503	29,754	5.30%
Non interest-earning assets	160,883			142,845
Total assets	$2,411,036			$2,368,348
Liabilities and Shareholders’ Equity:
NOW accounts	$174,740	$78	0.18%	$180,292	$76	0.17%
Money market accounts	281,559	2,584	3.64%	203,149	1,141	2.23%
Savings deposits	191,232	327	0.68%	229,049	332	0.58%
Time deposits	868,487	9,484	4.33%	741,127	6,692	3.58%
FHLB advances	480,033	5,011	4.14%	609,050	5,741	3.74%
Junior subordinated debentures	22,681	338	5.91%	8,136	124	6.04%
Other borrowed funds	7,624	89	4.66%	3,514	40	4.55%
Total interest-bearing liabilities	2,026,356	17,911	3.51%	1,974,317	14,146	2.84%
Demand deposits	192,626			214,256
Other liabilities	23,589			21,936
Shareholders’ equity	168,465			157,839
Total liabilities and shareholders’ equity	$2,411,036			$2,368,348
Net interest income (FTE)		$16,229			$15,608
Interest rate spread			2.51%			2.46%
Net interest margin			2.86%			2.78%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended September 30,	2006	2005
Commercial and other loans	$54	$47
Nontaxable debt securities	217	120
Corporate stocks	92	81

Nine months ended September 30,	2006			2005
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$589,635	$22,505	5.10%	$554,771	$20,498	4.94%
Commercial and other loans	563,284	32,294	7.67%	523,242	27,032	6.91%
Consumer loans	272,960	13,819	6.77%	242,084	9,945	5.49%
Total loans	1,425,879	68,618	6.43%	1,320,097	57,475	5.82%
Federal funds sold and
other short-term investments	14,416	517	4.79%	15,127	320	2.83%
Taxable debt securities	727,175	25,553	4.70%	799,620	24,804	4.15%
Nontaxable debt securities	39,254	1,697	5.78%	21,338	938	5.88%
Corporate stocks and FHLB stock	49,723	2,393	6.44%	51,386	2,122	5.52%
Total securities	830,568	30,160	4.86%	887,471	28,184	4.25%
Total interest-earning assets	2,256,447	98,778	5.85%	2,207,568	85,659	5.19%
Non interest-earning assets	155,006			132,209
Total assets	$2,411,453			$2,339,777
Liabilities and Shareholders’ Equity:
NOW accounts	$174,156	$225	0.17%	$177,201	$231	0.17%
Money market accounts	247,979	6,026	3.25%	195,585	2,900	1.98%
Savings deposits	197,035	888	0.60%	239,794	1,081	0.60%
Time deposits	863,831	26,733	4.14%	721,502	18,588	3.44%
FHLB advances	527,108	16,115	4.09%	631,831	16,960	3.59%
Junior subordinated debentures	22,681	1,014	5.98%	2,742	124	6.04%
Other borrowed funds	7,331	256	4.67%	2,311	76	4.37%
Total interest-bearing liabilities	2,040,121	51,257	3.36%	1,970,966	39,960	2.71%
Demand deposits	185,088			195,451
Other liabilities	22,517			18,366
Shareholders’ equity	163,727			154,994
Total liabilities and shareholders’ equity	$2,411,453			$2,339,777
Net interest income (FTE)		$47,521			$45,699
Interest rate spread			2.49%			2.48%
Net interest margin			2.82%			2.77%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,	2006	2005
Commercial and other loans	$161	$136
Nontaxable debt securities	593	328
Corporate stocks	269	282

The following table presents certain information on a fully taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			Nine months ended
	September 30, 2006 vs. 2005			September 30, 2006 vs. 2005
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg	Volume	Rate	Net Chg
Interest on interest-earning assets:
Residential real estate loans	$180	$312	$492	$1,324	$683	$2,007
Commercial and other loans	477	829	1,306	2,159	3,103	5,262
Consumer loans	427	794	1,221	1,370	2,504	3,874
Federal funds sold and other short-term investments	(22)	88	66	(16)	213	197
Taxable debt securities	(649)	1,057	408	(2,367)	3,116	749
Nontaxable debt securities	282	(1)	281	775	(16)	759
Corporate stocks and FHLB stock	(16)	628	612	(70)	341	271
Total interest income	679	3,707	4,386	3,175	9,944	13,119
Interest on interest-bearing liabilities:
NOW accounts	(2)	4	2	(5)	(1)	(6)
Money market accounts	547	896	1,443	921	2,205	3,126
Savings deposits	(60)	55	(5)	(193)	-	(193)
Time deposits	1,258	1,534	2,792	4,009	4,136	8,145
FHLB advances	(1,301)	571	(730)	(3,027)	2,182	(845)
Junior subordinated debentures	217	(3)	214	891	(1)	890
Other borrowed funds	48	1	49	175	5	180
Total interest expense	707	3,058	3,765	2,771	8,526	11,297
Net interest income	$(28)	$649	$621	$404	$1,418	$1,822

Provision and Allowance for Loan Losses
The Corporation’s loan loss provision charged to earnings amounted to $300 thousand and $900 thousand, respectively, for the three and nine months ended September 30, 2006, unchanged from the amounts recorded in 2005. The allowance for loan losses was $18.6 million, or 1.31% of total loans, at September 30, 2006, compared to $17.9 million, or 1.28%, at December 31, 2005.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. Noninterest income, excluding realized gains on securities, comprised 41% of total revenue, for the third quarter of 2006, compared with 35% for the same quarter in 2005. Primary sources of noninterest income are wealth management and trust services fees, service charges on deposit accounts, merchant credit card processing fees and net gains on sales of loans. Noninterest income, excluding realized gains on securities amounted to $11.1 million and $31.3 million, respectively, for the three and nine months ended September 30, 2006, up 33% and 46% over the same periods last year. This increase is primarily attributable to higher revenues from wealth management and trust services, mainly due to the acquisition of Weston Financial in the third quarter of 2005.

The following table presents a noninterest income comparison for the three and nine months ended September 30, 2006 and 2005:

(Dollars in thousands)	Three Months				Nine Months
			$	%			$	%
Periods ended September 30	2006	2005	Chg	Chg	2006	2005	Chg	Chg
Noninterest income:
Wealth management and trust services	$6,040	$4,066	$1,974	49%	$18,099	$10,764	$7,335	68%
Service charges on deposit accounts	1,312	1,158	154	13%	3,667	3,337	330	10%
Merchant processing fees	2,125	1,932	193	10%	4,828	4,047	781	19%
Income from bank-owned life insurance	389	282	107	38%	1,014	833	181	22%
Net gains on loan sales	417	415	2	-%	1,029	1,320	(291)	(22)%
Other income	865	504	361	72%	2,654	1,126	1,528	136%
Subtotal	11,148	8,357	2,791	33%	31,291	21,427	9,864	46%
Net realized (loss) gains on securities	(365)	17	(382)		459	20	439
Total noninterest income	$10,783	$8,374	$2,409	29%	$31,750	$21,447	$10,303	48%

Revenues from wealth management and trust services for the three and nine months ended September 30, 2006 rose by 49% and 68%, respectively, over the same periods in 2005. The increase was primarily attributable to the acquisition of Weston Financial completed on August 31, 2005. Revenue from wealth management and trust services is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets. Assets under administration totaled $3.551 billion at September 30, 2006, up $126 million, or 4%, in the third quarter and up $279 million from $3.272 billion at December 31, 2005. This increase was due to financial market appreciation and business development efforts.

For the three and nine months ended September 30, 2006, service charges on deposits were up 13% and 10%, respectively, from the same periods a year ago, primarily due to the broadening of existing product fee arrangements.

Merchant processing fees for the three and nine months ended September 30, 2006 increased 10% and 19%, respectively, from the corresponding periods a year ago due to increases in the volume of transactions processed for existing and new customers. Merchant processing fees represent charges to merchants for credit card transactions processed.

For the three months ended September 30, 2006, net gains on loan sales were relatively unchanged from the comparable 2005 period. For the nine months ended September 30, 2006, net gains on loan sales were down 22% due mainly to decreased sales of residential mortgage loans. In general, loan originations have been adversely affected by higher interest rates.

Income from bank-owned life insurance (“BOLI”) amounted to $389 thousand and $1.0 million, respectively, for the three and nine months ended September 30, 2006. BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The BOLI investment provides a means to mitigate increasing employee benefit costs. During the second quarter of 2006, the Corporation purchased an additional $8 million in BOLI. The total investment in BOLI amounted to $39.4 million at September 30, 2006.

In the third quarter of 2006, Washington Trust recognized $365 thousand of net realized losses on sales of securities. These losses were the result of deleveraging transactions including sales of mortgage-backed and other debt securities totaling $56.5 million with a realized loss of $2.4 million. These portfolio management sales were conducted in response to the flat to inverted yield curve. In addition, equity securities were sold with a realized gain of $2.0 million. Fixed rate 10 year and 15 year mortgage-backed securities with coupons between 4.00% and 5.00% accounted for over 70% of the proceeds from securities sales during the quarter. The decision to sell the mortgage-backed securities was related to the inversion of the yield curve during the third quarter caused by rising short-term interest rates and falling longer-term interest rates, which resulted in both higher FHLB borrowing costs and a relative price appreciation on the sold mortgage-backed securities compared to earlier quarters. The total proceeds from these transactions amounting to $56.8 million were used to reduce advances from the FHLB. For the nine month period ended September 30, 2006, net realized gains on securities sales amounted to $459 thousand, including a realized gain of $381 thousand recognized in the second quarter in connection with the charitable donation of appreciated equity securities. The investment securities portfolio has declined by $42.6 million since December 31, 2005, primarily resulting from the deleveraging transactions conducted during the third quarter. Realized gains and losses on securities sales during the three and nine month periods in 2005 were insignificant.

Other income consists of loan servicing fees, safe deposit rents, wire transfer fees, fees on letters of credit, financial advisory services fees, commissions on annuities and other fees. Other income amounted to $865 thousand and $2.7 million, respectively, for the three and nine months ended September 30, 2006, up $361 thousand and $1.5 million from the same periods a year ago. Approximately 56% of the quarter-to-quarter increase and 86% of the year-to-year increase was attributable to Weston Financial, which was acquired in the third quarter of 2005. This Weston Financial income includes financial advisory services fees, commissions on annuities and other fees.

Noninterest Expense
Noninterest expenses amounted to $16.6 million and $49.6 million, respectively, for the three and nine months ended September 30, 2006, up 12% and 22% over the same periods last year. For the three months ended September 30, 2006, approximately $1.2 million, or 69%, of the increase from 2005 was attributable to the acquisition of Weston Financial. For the nine months ended September 30, 2006, approximately $5.2 million, or 58%, of the increase from 2005 was attributable to the acquisition of Weston Financial.

Included in noninterest expenses in the third quarter of 2005 were direct acquisition and acquisition related costs amounting to $605 thousand and debt prepayment penalty expense of $129 thousand. Acquisition related costs included costs incurred in connection with management changes, organization costs related to the establishment of the trust preferred entities, accounting and legal costs and other charges.

The following table presents a noninterest expense comparison for the three and nine months ended September 30, 2006 and 2005:

(Dollars in thousands)	Three Months				Nine Months
			$	%			$	%
Periods ended September 30	2006	2005	Chg	Chg	2006	2005	Chg	Chg
Noninterest expense:
Salaries and employee benefits	$9,651	$8,194	$1,457	18%	$29,100	$23,103	$5,997	26%
Net occupancy	934	828	106	13%	2,906	2,483	423	17%
Equipment	872	832	40	5%	2,552	2,583	(31)	(1%)
Merchant processing costs	1,796	1,623	173	11%	4,090	3,357	733	22%
Outsourced services	490	406	84	21%	1,504	1,263	241	19%
Advertising and promotion	371	460	(89)	(19%)	1,489	1,496	(7)	0%
Legal, audit and professional fees	563	513	50	10%	1,342	1,425	(83)	(6%)
Amortization of intangibles	398	196	202	103%	1,209	442	767	174%
Other	1,536	1,758	(222)	(13%)	5,403	4,475	928	21%
Total noninterest expense	$16,611	$14,810	$1,801	12%	$49,595	$40,627	$8,968	22%

Salaries and employee benefit expense for the three and nine months ended September 30, 2006 were up $1.5 million and $6.0 million, respectively, from the same periods in 2005. Approximately 79% of the year to date increase from 2005 was due to the operating expenses of Weston Financial. The remainder of the increase from 2005 was due to increases in salaries and wages, higher defined benefit plan costs, increases in performance-based compensation and higher share-based compensation. See Note 3 to the Consolidated Financial Statements for additional discussion on share-based compensation.

Net occupancy expense for the three and nine months ended September 30, 2006 increased 13% and 17%, respectively, over the same periods in 2005. The increase reflected higher rental expense for leased premises and includes operating expenses of Weston Financial.

Merchant processing costs for the three and nine months ended September 30, 2006, up 11% and 22%, respectively, from the comparable periods in 2005 due to increases in the volume of transactions processed for existing and new customers. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.

Outsourced services for the three and nine months ended September 30, 2006 increased 21% and 19%, respectively, over the same periods a year ago due to higher costs for data processing services and third party vendor costs.

Legal, audit and professional fees for the three and nine months ended September 30, 2006, increased 10% and decreased 6%, respectively, from the same periods last year. Approximately $124 thousand relation to a special project was recognized in the second quarter of 2005 which is the primary reason for the year to date decrease.

Amortization of intangibles amounted to $398 thousand and $1.2 million for the three and nine months ended September 30, 2006, respectively. See Note 7 to the Consolidated Financial Statements for additional information on identifiable intangible assets.

Other noninterest expense for the three and nine months ended September 30, 2006, decreased $222 thousand and increased $928 thousand, respectively, from the same periods last year, and included $58 thousand and $279 thousand of operating costs for Weston Financial. Included in other noninterest expenses in the third quarter of 2005 was debt prepayment penalty expense of $129 thousand. Included in other noninterest expense for the nine months ended September 30, 2006 was the annual contribution of appreciated equity securities to the Corporation’s charitable foundation amounting to $513 thousand. Washington Trust made its 2005 annual contribution to its charitable foundation in the fourth quarter of 2005.

Income Taxes
Income tax expense amounted to $3.2 million and $8.9 million for the three and nine months ended September 30, 2006, respectively. The Corporation’s effective tax rate for the nine months ended September 30, 2006 was 32.16%, down slightly from 32.17% from the same period in 2005. These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
At September 30, 2006, total assets amounted to $2.403 billion, up $1.3 million from December 31, 2005. The Corporation experienced relatively modest loan demand during 2006 and has reduced its investment securities portfolio. Total liabilities decreased $12.7 million in the first nine months of 2006, due primarily to $81.2 million decrease in FHLB advances offset in part by $60.9 million increase in total deposits. Shareholders’ equity totaled $172.4 million at September 30, 2006, up $14.0 million, compared to $158.4 million at December 31, 2005.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. At September 30, 2006 the securities portfolio totaled $741.4 million, or 30.8% of total assets, compared with $783.9 million, or 32.6% of total assets, at December 31, 2005.

The investment securities portfolio declined $44.9 million and $42.6 million from June 30, 2006 and December 31, 2005, respectively, primarily from deleveraging transactions in response to the flat to inverted yield curve. During the third quarter, deleveraging transactions were conducted including sales of mortgage-backed and other debt securities totaling $56.5 million with a realized loss of $2.4 million and sales of equity securities with a realized gain of $2.0 million. Proceeds from these transactions amounting to $56.8 million were primarily used to reduce advances from the FHLB, which have declined by $79.4 million and $81.2 million during the three and nine month periods ended September 30, 2006, respectively.

The net unrealized losses on securities available for sale and held to maturity amounted to $2.4 million at September 30, 2006, compared to $3.4 million at December 31, 2005. See Note 4 to the Consolidated Financial Statements for detail of unrealized gains and losses on securities.

Loans
Total loans increased $26.6 million, or 1.9%, in the first nine months of 2006 amounting to $1.428 billion at September 30, 2006.

Consumer loans rose by $15.3 million, or 5.8%, during the nine months ended September 30, 2006, led by growth in home equity loans.

Commercial loans, including commercial real estate and construction loans, totaled $561.3 million at September 30, 2006, up $6.6 million, or 1.2%, in the first nine months of 2006.

The Corporation originates residential mortgages, for both portfolio and sale, and purchases mortgages from other financial institutions. Residential real estate loans totaled $587.4 million at September 30, 2006, increasing $4.7 million, or 0.8%, during the nine months ended September 30, including the effect of $11.8 million in purchased adjustable rate mortgages.

Asset Quality
Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Application of Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

At September 30, 2006, the allowance for loan losses was $18.6 million, or 1.31% of total loans, and 855% of total nonaccrual loans. This compares with an allowance of $17.6 million, or 1.26% of total loans, and 940% of nonaccrual loans at September 30, 2005. Loan charge-offs, net of recoveries, amounted to $173 thousand for the nine months ended September 30, 2006, compared to net recoveries of $193 thousand in the same period a year ago.

Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)	September 30,	December 31,
	2006	2005
Nonaccrual loans 90 days or more past due	$930	$1,257
Nonaccrual loans less than 90 days past due	1,250	1,157
Total nonaccrual loans	2,180	2,414
Other real estate owned, net	402	-
Total nonperforming assets	$2,582	$2,414
Nonaccrual loans as a percentage of total loans	0.15%	0.17%
Nonperforming assets as a percentage of total assets	0.11%	0.10%
Allowance for loan losses to nonaccrual loans	855.28%	742.25%
Allowance for loan losses to total loans	1.31%	1.28%

Nonperforming assets amounted to $2.6 million, or 0.11% of total assets, at September 30, 2006, compared to $2.4 million, or 0.10%, at December 31, 2005.

There were no accruing loans 90 days or more past due at September 30, 2006 or December 31, 2005.

Impaired loans consist of all nonaccrual commercial loans. At September 30, 2006, the recorded investment in impaired loans was $1.0 million, which had no related allowance. Also during the nine months ended September 30, 2006, interest income recognized on impaired loans amounted to approximately $260 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

(Dollars in thousands)	September 30,	December 31,
	2006	2005
Residential real estate	$1,004	$1,147
Commercial:
Mortgages	436	394
Construction and development	-	-
Other	608	624
Consumer	132	249
Total nonaccrual loans	$2,180	$2,414

Deposits
Deposits totaled $1.700 billion at September 30, 2006, up $60.9 million, or 3.7%, from December 31, 2005. Excluding a $13.9 million decrease in brokered certificates of deposit, in-market deposits were up $74.9 million, or 5.2%, for the nine months ended September 30, 2006. Due to increases in short-term interest rates, the Corporation has continued to experience a shift in the mix of deposits away from savings accounts and into higher cost money market accounts and certificates of deposit.

Demand deposits amounted to $189.3 million at September 30, 2006, down $6.8 million, or 3.5%, from December 31, 2005. NOW account balances totaled $172.3 million at September 30, 2006, down $6.4 million, or 3.6%, from the end of 2005. Money market account balances totaled $295.4 million at September 30, 2006, up $72.2 million, or 32.3%, from December 31, 2005. During the nine months ended September 30, 2006, savings deposits declined $19.5 million, or 9.2%, and amounted to $193.0 million. Time deposits (including brokered certificates of deposit) amounted to $850.1 million, up $21.4 million, or 2.6%, during the first nine months of 2006. The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources. Brokered time deposits amounted to $186.2 million, down $13.9 million, or 7.0%, during the nine months ended September 30, 2006. Excluding the brokered time deposits, time deposits rose $35.3 million, or 5.6%, during the nine months ended September 30, 2006 due to growth in consumer and commercial certificates of deposit.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. Proceeds from investment securities deleveraging transactions were utilized to reduce FHLB advances, which declined $81.2 million during the nine months ended September 30, 2006. See Note 9 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits. Deposits (demand, NOW, money market, savings and time deposits) funded approximately 69% of total average assets in the first nine months of 2006. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the first nine months of 2006. Net loans as a percentage of total assets amounted to 59% and 58% at September 30, 2006 and December 31, 2005, respectively. Total securities as a percentage of total assets amounted to 31% at September 30, 2006, compared to 33% at December 31, 2005.

For the nine months ended September 30, 2006, net cash used in financing activities amounted to $25.4 million and was used primarily to repay FHLB advances, offset in part by overall growth in deposits. Net cash provided by investing activities was $8.4 million for the nine months ended September 30, 2006. The Corporation’s securities activities provided $42.9 million, offset in part by purchases of residential and consumer loans and additional BOLI totaling $25.3 million and $8 million respectively, during the nine months ended September 30, 2006. Net cash provided by operating activities amounted to $19.6 million in the first nine months of 2006, generated primarily by net income. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $172.4 million at September 30, 2006, up approximately $14.0 million since December 31, 2005. Included in this change was a decrease in accumulated other comprehensive loss of $603 thousand. The decrease in accumulated other comprehensive loss in the nine months ended September 30,2006 was due to a decrease in net unrealized losses on securities available for sale. Dividends payable at September 30, 2006 amounted to $2.6 million, representing a $0.19 per share dividend, which was paid to shareholders on October 13, 2006. This was an increase from the $0.18 per share rate paid throughout 2005 and represents the fourteenth consecutive year with a dividend increase. The source of funds for dividends paid by the Bancorp is dividends received from the Bank. The Bank is a regulated enterprise and, as such, its ability to pay dividends to the Bancorp is subject to regulatory review and restriction.

The ratio of total equity to total assets amounted to 7.2% and 6.6% at September 30, 2006 and December 31, 2005, respectively. Book value per share as of September 30, 2006 and December 31, 2005 amounted to $12.82 and $11.86, respectively. The tangible book value per share was $8.53 at September 30, 2006, compared to $7.79 at the end of 2005.

Pursuant to the Stock Purchase Agreement dated March 18, 2005, by and among the Corporation, Weston Financial and Weston Financial’s shareholders, the Corporation purchased all of the outstanding shares of capital stock of Weston Financial in exchange for an aggregate amount of cash equal to $20.3 million plus certain future payments. The future payments include minimum payments of $2 million per year in each of the years 2007, 2008 and 2009. The present value of these minimum payments amounting to $5.6 million is included in Other Borrowings in the Corporation’s Consolidated Balance Sheet. In addition, the transaction is structured to provide for the contingent payments of additional amounts up to a maximum of $18.5 million based on operating results in each of the years during a three-year earn-out period ending December 31, 2008. Contingent payments are added to goodwill and recorded as liabilities at the time the payments are determinable beyond a reasonable doubt. During September 2006 the Corporation recognized an additional liability of $4.6 million, which increased goodwill and other borrowings, for additional contingent payments based on operating results through the nine months ended September 30, 2006.

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

The Corporation’s capital ratios at September 30, 2006 place the Corporation in the “well-capitalized” category according to regulatory standards. On March 1, 2005, the Federal Reserve Board issued a final rule that retains trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. After a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments. The following table summarizes our contractual cash obligation and other commitments at September 30, 2006.

(Dollars in thousands)	Payments Due by Period
Total	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$464,148	$113,950	$218,215	$67,148	$64,835
Junior subordinated debentures	22,681	-	-	-	22,681
Operating lease obligations	2,136	876	881	362	17
Software licensing arrangements	1,081	664	210	201	6
Treasury, tax and loan demand note	4,226	4,226	-	-	-
Deferred acquisition obligations	10,248	6,561	3,687	-	-
Other borrowed funds	454	64	57	66	267
Total contractual obligations	$504,974	$126,341	$223,050	$67,777	$87,806

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration - Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$103,419	$80,690	$8,884	$4,979	$8,866
Home equity lines	182,634	3,848	7,637	11,709	159,440
Other loans	14,697	12,365	1,264	1,068	-
Standby letters of credit	9,894	2,418	7,476	-	-
Forward loan commitments to:
Originate loans	3,478	3,478	-	-	-
Sell loans	6,389	6,389	-	-	-
Total commitments	$320,511	$109,188	$25,261	$17,756	$168,306

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of September 30, 2006 and December 31, 2005, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of September 30, 2006 and December 31, 2005. Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2006		December 31, 2005
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-1.52%	-2.58%	-0.08%	-1.18%
100 basis point rate increase	-0.56%	-4.33%	0.93%	-0.14%
200 basis point rate increase	0.11%	-6.61%	1.59%	-1.31%

The ALCO estimates that the small negative exposure of net interest income to falling rates as compared to an unchanged rate scenario results from asset yields declining as current asset holdings mature or reprice, while rates paid on certain core savings deposits are unlikely to fall significantly given their already low current levels. If rates were to fall and remain low for a sustained period, core savings deposit rates would likely decline more slowly than other market rates, while asset yields would decline as current asset holdings mature or reprice with increasing cash flows from more rapid mortgage-related prepayments and redemption of callable securities.

The neutral exposure of net interest income to rising rates in Year 1 as compared to an unchanged rate scenario results from a relative balance between anticipated increases in asset yields and funding costs over the near term. For simulation purposes, core savings rate changes are anticipated to lag other market rates related to loan and investment yields in both timing and magnitude. The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving a further flattening or inversion of the yield curve, incorporates certain assumptions regarding the shift in mix from low-cost core savings deposits to higher-cost deposit categories, which has characterized a shift in funding mix during the current rising interest rate cycle.

The negative exposure of net interest income to rising rates in Year 2 as compared to an unchanged rate scenario is primarily attributable to an increase in funding costs associated with retail deposits. With the flattening of the yield curve, consumer demand for higher cost money market and time deposits continues to be greater than growth in other lower-cost deposit categories. The ALCO believes that this shift in deposit mix towards higher cost deposit categories accurately reflects historical operating conditions during the recent increase in interest rates. Although asset yields would also increase in a rising interest rate environment, the cumulative impact of relative growth in the rate-sensitive higher cost deposit category suggests that by Year 2 of rising interest rate scenarios, the increase in the Corporation’s cost of funds could result in a relative decline in net interest margin compared to an unchanged rate scenario.

While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin since the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated. Firstly, simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost money market and time deposits noted above. The static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO’s estimates. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2006 and December 31, 2005 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and government-sponsored agency securities (noncallable)	3,016	(5,509)
U.S. government-sponsored agency securities (callable)	1,023	(5,545)
Mortgage-backed securities	8,514	(20,250)
Corporate securities	444	(851)
Total change in market value as of September 30, 2006	$12,997	($32,155)

Total change in market value as of December 31, 2005	$13,533	($34,327)

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

ITEM 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended September 30, 2006. Based upon that evaluation, the Corporation’s principal executive officer and principal financial and accounting officer concluded that the Corporation’s disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended September 30, 2006 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), the Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), and the Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”).
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				6,564
7/1/2006 to 7/31/2006	482	$25.64	482	6,082
8/1/2006 to 8/31/2006	253	25.74	253	5,829
9/1/2006 to 9/30/2006	264	26.14	264	5,565
Total Deferred Compensation Plan	999	$25.80	999	5,565

Stock Repurchase Plan (2)
Balance at beginning of period				162,000
7/1/2006 to 7/31/2006	-	-	-	162,000
8/1/2006 to 8/31/2006	-	-	-	162,000
9/1/2006 to 9/30/2006	-	-	-	162,000
Total Stock Repurchase Plan	-	-	-	162,000

Other (3)
Balance at beginning of period				N/A
7/1/2006 to 7/31/2006	33	$18.25	33	N/A
8/1/2006 to 8/31/2006	81	18.25	81	N/A
9/1/2006 to 9/30/2006	-	-	-	N/A
Total Other	114	$18.25	114	N/A
Total Purchases of Equity Securities	1,113	$23.25	1,113

(1) The Deferred Compensation Plan was established on January 1, 1999. A maximum of 25,000 shares were authorized under this plan. This plan allows directors and officers to defer a portion of their compensation. The deferred compensation is contributed to a rabbi trust that invests the assets of the trust into selected mutual funds as well as shares of the Bancorp’s common stock pursuant to the direction of the plan participants. All shares are purchased in the open market.
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

Item 6. Exhibits
(a) Exhibits. The following exhibits are included as part of this Form 10-Q:

Exhibit Number
4.1
Shareholder Rights Agreement, dated as of August 17, 2006, between Washington Trust Bancorp, Inc. and American Stock Transfer & Trust Company, as Rights Agent — Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006. (1)

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: November 8, 2006	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 8, 2006	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
4.1
Shareholder Rights Agreement, dated as of August 17, 2006, between Washington Trust Bancorp, Inc. and American Stock Transfer & Trust Company, as Rights Agent — Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006. (1)

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