Form 10-K
period 2006-12-31
WASHINGTON TRUST BANCORP INC
filed 2007-03-14
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
For annual and transition reports pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)
☒Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2006 or

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
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐Yes ☒No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒No

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
Large accelerated filer☐          Accelerated filer ☒         Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) ☐Yes ☒No

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2006 was $303,706,881 based on a closing sales price of $27.72 per share as reported for the NASDAQ Global Market, which includes $19,906,785 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 26, 2007 was 13,492,110.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 15, 2007 for the Annual Meeting of Shareholders to be held April 24, 2007 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2006

Description		Page Number
Part I
Item 1	Business	3
Item 1A	Risk Factors	12
Item 1B	Unresolved Staff Comments	13
Item 2	Properties	13
Item 3	Legal Proceedings	14
Item 4	Submission of Matters to a Vote of Security Holders	14
	Executive Officers of the Registrant	14
Part II
Item 5	Market for the Registrant’s Common Stock, Related Stockholder Matters	16
Item 6	Selected Financial Data	18
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	44
Item 8	Financial Statements and Supplementary Data	44
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	92
Item 9A	Controls and Procedures	92
Item 9B	Other Information	92
Part III
Item 10	Directors and Executive Officers of the Registrant	92
Item 11	Executive Compensation	93
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	93
Item 13	Certain Relationships and Related Transactions	94
Item 14	Principal Accounting Fees and Services	94
Item 15	Exhibits and Financial Statement Schedules	94
Signatures		98
Exhibit 10.44	Second Amendment to 2003 Stock Incentive Plan
Exhibit 10.45	Amended and Restated Nonqualified Deferred Compensation Plan
Exhibit 23.1	Consent of Independent Accountants
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
Exhibit 31.2	Certifciation of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Cerification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The actual results, performance or achievements of the Corporation (as defined below) could differ materially from those projected in the forward-looking statements as a result, among other factors, of changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of wealth management assets under administration, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. The Corporation assumes no obligation to update forward-looking statements or update the reasons actual results, performance or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

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

Through its subsidiaries, the Bancorp offers a broad range of financial services to individuals and businesses, including wealth management, through its offices in Rhode Island, Massachusetts and southeastern Connecticut, ATMs, and its Internet website (www.washtrust.com). The Bancorp’s common stock is traded on the NASDAQ Global Market® under the symbol “WASH.”

The accounting and reporting policies of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. At December 31, 2006, Washington Trust had total assets of $2.4 billion, total deposits of $1.7 billion and total shareholders’ equity of $173.1 million.

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

The Corporation’s lending activities are conducted primarily in Rhode Island and, to a lesser extent, Connecticut and Massachusetts, as well as other states. Washington Trust offers a variety of commercial and retail lending products. In addition, Washington Trust purchases loans for its portfolio from various other financial institutions. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks and may also occasionally participate in commercial loans originated by other banks. From time to time, we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors. Washington Trust generally underwrites its residential mortgages based upon secondary market standards. Residential mortgages are originated for both sale in the secondary market as well as for retention in the Corporation’s loan portfolio. Loan sales in the secondary market provide funds for additional lending and other banking activities. The majority of loans are sold with servicing released.

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

Wealth Management Services
The Corporation generates fee income from providing trust, investment management and financial planning services. Washington Trust provides personal trust services, including services as executor, trustee, administrator, custodian and guardian. Corporate trust services are also provided, including services as trustee for pension and profit sharing plans. Investment management and financial planning services are provided for both personal and corporate clients. At December 31, 2006 and 2005, wealth management assets under administration totaled $3.7 billion and $3.3 billion, respectively. These assets are not included in the Consolidated Financial Statements.

The August 2005 acquisition of Weston Financial Group, Inc. (“Weston Financial”) increased the size and range of products and services offered by Washington Trust’s wealth management group. Revenue from wealth management services, as a percent of total revenues, increased from 18.2% in 2005 to 25.4% in 2006. See additional information under the caption “Acquisitions” below and in Note 2 to the Consolidated Financial Statements.

Business Segments
Segment reporting information is presented in Note 18 to the Consolidated Financial Statements.

Acquisitions
The following summarizes Washington Trust’s acquisition history:

On August 31, 2005, the Bancorp completed the acquisition of Weston Financial, a registered investment advisor and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. Pursuant to the Stock Purchase Agreement, dated March 18, 2005, the acquisition was effected by the Bancorp’s acquisition of all of Weston Financial’s outstanding capital stock. (1)

On April 16, 2002, the Bancorp completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island-chartered community bank. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Richmond and North Kingstown branches were closed and consolidated into existing Bank branches in May 2002. Pursuant to the Agreement and Plan of Merger, dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into the Bancorp and the merger of First Bank with and into the Bank. (1)

On June 26, 2000, the Bancorp completed the acquisition of Phoenix Investment Management Company, Inc. (“Phoenix”), an independent investment advisory firm located in Providence, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated April 24, 2000, the acquisition was effected by means of merger of Phoenix with and into the Bank. (2)

On August 25, 1999, the Bancorp completed the acquisition of Pier Bank, a Rhode Island chartered community bank headquartered in South Kingstown, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated February 22, 1999, the acquisition was effected by means of merger of Pier Bank with and into the Bank. (2)
_____________

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

Subsidiaries
The Bancorp’s subsidiaries include the Bank and Weston Securities Corporation (“WSC”). The Bancorp also owns all of the outstanding common stock of WT Capital Trust I and WT Capital Trust II, special purpose finance entities formed in connection with the acquisition of Weston Financial and with the sole purpose of issuing trust preferred debt securities and investing the proceeds in junior subordinated debentures of the Bancorp. See Notes 2 and 12 to the Consolidated Financial Statements for additional information.

The following is a description of Bancorp’s primary operating subsidiaries:

The Washington Trust Company
The Bank was originally chartered in 1800 as the Washington Bank and is the oldest banking institution headquartered in its market area and is among the oldest banks in the United States. Its current corporate charter dates to 1902.

The Bank provides a broad range of financial services, including lending, deposit and cash management services, wealth management services and merchant credit card services. The deposits of the Bank are insured by the Federal Deposit Insurance Corporation (“FDIC”), subject to regulatory limits.

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

The Bank operates ten of its sixteen branch offices in Washington County, Rhode Island. As of June 30, 2006, based upon information reported in the FDIC’s Deposit Market Share Report, the Bank had 50% of total deposits reported by all financial institutions for Washington County. We have excluded our brokered certificates of deposit from this measurement to provide a more representative measurement of our market share. Brokered certificates of deposit are utilized by the Corporation as part of its overall funding program along with other sources. The closest competitor held 26%, and the second closest competitor held 8% of total deposits in Washington County. The Corporation believes that being the largest commercial banking institution headquartered within this market area provides a competitive advantage over other financial institutions.

The Bank’s remaining six branch offices are located in Providence and Kent Counties in Rhode Island and New London County in southeastern Connecticut. In December 2006, Washington Trust relocated its Providence-based commercial lending staff, formerly based at the Washington Street branch office in Providence, to a leased office with 6,200 square feet of space located in the financial district of Providence. Washington Trust also plans to open a de novo branch in Providence County (Cranston) in the second quarter of 2007 and a de novo branch in Kent County (Warwick) in the second quarter of 2008. The Warwick branch is subject to the approval of state and federal regulators. These branches will bring the total number of the Bank’s branch offices to eighteen and will increase the Bank’s presence in Providence and Kent Counties. Both the population and number of businesses in Providence and Kent Counties far exceed those in Washington County.

Washington Trust operates in a highly competitive wealth management services marketplace. Key competitive factors include investment performance, quality and level of service, and personal relationships. Principal competitors in the wealth management services business are commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of these companies have greater resources than Washington Trust.

Employees
At December 31, 2006, Washington Trust had 419 full-time and 46 part-time and other employees. Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and a 401(k) plan. Management considers relations with its employees to be good. See Note 16 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

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

During 2005, the Bancorp elected financial holding company status pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”). As a financial holding company, the Bancorp is authorized to engage in certain financial activities that a bank holding company may not engage in. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Currently, the Bancorp engages in broker-dealer activities pursuant to this authority. If a financial holding company fails to remain well capitalized and well managed, the company and its affiliates may not commence any new activity that is authorized particularly for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the Federal Reserve Board permits, the Federal Reserve Board may require the financial holding company to divest either its insured depository institution or all of its nonbanking subsidiaries engaged in activities not permissible for a bank holding company. If a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act, it will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities, or acquiring companies other than bank holding companies, banks or savings associations, except that the Bancorp could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHCA. In addition, if the Federal Reserve Board finds that the Bank is not well capitalized or well managed, the Bancorp would be required to enter into an agreement with the Federal Reserve Board to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, the Bancorp would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHCA without prior Federal Reserve Board approval. If the Bancorp fails to correct any such condition within a prescribed period, the Federal Reserve Board could order the Bancorp to divest of its banking subsidiary or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHCA.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”). The Interstate Act permits adequately capitalized and adequately managed bank holding companies, as determined by the Federal Reserve Board, to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. Rhode Island and Connecticut, the two states in which the Corporation conducts branch-banking operations, have adopted legislation to "opt in" to interstate merger and branching provisions that effectively eliminated state law barriers. As a bank holding company, prior Federal Reserve Board approval is required before acquiring more than

5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

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

Regulation of the Bank. The Bank is subject to the regulation, supervision and examination by the FDIC, the Rhode Island Division of Banking and the State of Connecticut, Department of Banking. The Bank is also subject to various Rhode Island and Connecticut business and banking regulations.

Regulation of the Registered Investment Advisor and Broker-Dealer. WSC is a registered broker-dealer and a member of the National Association of Securities Dealers, Inc. (“NASD”) and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”), NASD and the Commonwealth of Massachusetts. Weston Financial is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) and is subject to extensive regulation, supervision, and examination by the SEC and the Commonwealth of Massachusetts, including those related to sales methods, trading practices, the use and safekeeping of customers’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

As an investment advisor, Weston Financial is subject to the Investment Advisers Act and any regulations promulgated thereunder, including fiduciary, recordkeeping, operational and disclosure obligations. Each of the mutual funds for which Weston Financial acts an advisor or subadvisor is registered with the SEC under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and subject to requirements thereunder. Shares of each mutual fund are registered with the SEC under the Securities Act and are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of those jurisdictions. In addition, an advisor or sub-advisor to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the “Code”).

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

ERISA. The Bank and Weston Financial are each also subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and related regulations, to the extent it is a “fiduciary” under ERISA with respect to some of its clients. ERISA and related provisions of the Code impose duties on persons who are fiduciaries under ERISA, and prohibit certain transactions involving the assets of each ERISA plan that is a client of the Bank or Weston Financial, as applicable, as well as certain transactions by the fiduciaries (and several other related parties) to such plans.

Insurance of Accounts and FDIC Regulation. The Bank currently pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC for Bank Insurance Fund (“BIF”) - member institutions. The FDIC has established a risk-based premium system under which the FDIC classifies institutions based on their capital ratios and on other relevant information and generally assesses higher rates on those institutions that tend to pose greater risks to the federal deposit insurance funds. Prior to the enactment of the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”) on February 8, 2006, the FDIC was not required to charge all banks deposit insurance premiums when the ratio of deposit insurance reserves to insured deposits was maintained above specified levels. Under new rules issued by the FDIC pursuant to the FDIR Act, the FDIC will impose assessments on all banks at a rate determined by the institution’s risk classification regardless of the ratio of deposit insurance reserves to insured deposits. The new rules were issued November 2, 2006 and became effective on January 1, 2007, however the utilization of a one-time assessment credit is expected to minimize the financial impact of this change in 2007. The new rules are expected to increase the Bank’s deposit insurance assessments over previous levels, resulting in an adverse effect on net earnings in 2008.

Additionally, as a result of the passage of the FDIR Act: (i) the BIF will be merged with the FDIC’s Savings Association Insurance Fund, creating the Deposit Insurance Fund (the “DIF’); (ii) the $100,000 per account insurance level will be indexed to reflect inflation; (iii) deposit insurance coverage for certain retirement accounts will be increased to $250,000; and (iv) a cap will be placed on the level of the DIF and dividends will be paid to banks once the level of the DIF exceeds the specified threshold. The Corporation cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to further increase deposit insurance assessments levels.

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

The Federal Reserve Board risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and in the case of the latter, to specific limitations on the kind and amount of such securities that may be included as Tier 1 capital), and minority interest in the equity accounts of consolidated subsidiaries, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25% of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the Federal Reserve Board and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total risk-based capital (Tier 1 and Tier 2) is 8%. At December 31, 2006, the Corporation’s net risk-weighted assets amounted to $1.5 billion, its Tier 1 capital ratio was 9.60% and its total risk-based capital ratio was 11.00%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above 3%, banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. The Corporation’s leverage ratio was 6.04% as of December 31, 2006.

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

Regulators also must take into consideration (a) concentrations of credit risk; (b) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (c) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Bancorp, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. At December 31, 2006, the Bank’s capital ratios placed it in the well-capitalized category. Reference is made to Note 13 to the Consolidated Financial Statements for additional discussion of the Corporation’s regulatory capital requirements.

In 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel 1-A”) that are designed to apply to, and potentially reduce the risk capital requirements of bank holding companies, such as the Bancorp, that are not among the 20 or so largest U.S. bank holding companies. In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A (the “NPR”), which would allow banks and bank holding companies that are not among the 20 or so largest U.S. bank holding companies to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. The NPR would also, among other things, amend the ANPR to add new risk weights, expand the use of external credit ratings for certain exposures and expand the range of eligible collateral and guarantors used to mitigate credit risk. The NPR remains subject to approval by other regulatory agencies, and if approved, will be made available to the public for comment, and in all likelihood, will be subject to further revision. The effective date, if adopted, of the Basel 1-A rules also remains uncertain. Accordingly, the Corporation is not yet in a position to determine the effect of such rules on its risk capital requirements.

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

Limitations on Bank Dividends. The Bancorp’s revenues consist primarily of cash dividends paid to it by the Bank. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Payment of dividends by a bank is restricted pursuant to various state and federal regulatory limitations. Reference is made to Note 13 to the Consolidated Financial Statements for additional discussion of the Corporation’s ability to pay dividends.

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

USA Patriot Act of 2001 (the “Patriot Act”). The Patriot Act, designed, among other things, to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The Patriot Act, together with the regulations implemented by various federal regulatory agencies, requires financial institutions, including the Bank, to implement new policies and procedures or amend existing policies or procedures with respect to, among other matters, anti-money laundering compliance, suspicious activity and currency transaction reporting, and due diligence on customers. The Patriot Act and underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the Federal Reserve Board to evaluate the effectiveness of an applicant in combating money laundering activities when considering applications filed under

Section 3 of the BHCA or the Bank Merger Act. In 2006, final regulations under the Patriot Act were issued requiring financial institutions to take additional steps to monitor their correspondent banking and private banking relationships as well as their relationships with “shell Banks.” Management believes that the Corporation is in compliance with all the requirements prescribed by the Patriot Act and all applicable final implementing regulations.

The Community Reinvestment Act (the “CRA”). The CRA requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”. Failure of an institution to receive at least a “Satisfactory” rating could inhibit an institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions. The Federal Reserve Board must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low and moderate income neighborhoods. The Bank has achieved a rating of “Satisfactory” on its most recent examination dated November 2006. Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements.

The Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”). Sarbanes-Oxley implements a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as Bancorp) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things:

▪	The creation of an independent accounting oversight board;

▪	Auditor independence provisions that restrict non-audit services that accountants may provide to their audit clients;

▪
Additional corporate governance and responsibility measures, including the requirement that the principal executive officer and principal financial officer of a public company certify financial statements;

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

Securities and Exchange Commission Availability of Filings
Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed or furnished with the SEC. Washington Trust makes available free of charge on the Investor Relations section of its website (www.washtrust.com) its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments to those reports as soon as practicable after it electronically files such material with, or furnishes it to, the SEC. Information on the Washington Trust website is not incorporated by reference into this Annual Report on Form 10-K.

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

Changes in the Market Value of Wealth Management Assets under Administration May Reduce Our Profitability
Revenues from wealth management services provide an important source of our total revenues. These fees are primarily dependent on the market value of wealth management assets under administration. These assets primarily consist of marketable securities. Reductions in the market value of these assets due to market conditions or the inability to attract and retain wealth management clients could reduce the level of fees that we earn.

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

•
Industry concentration - A portion of our loan portfolio consists of loans to the hospitality, tourism and recreation industries. Loans to companies in this industry may have a somewhat higher risk of loss than some other industries because these businesses are seasonal, with a substantial portion of commerce concentrated in the summer season. Accordingly, the ability of borrowers to meet their repayment terms is more dependent on economic, climate and other conditions and may be subject to a higher degree of volatility from year to year.

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

Changes in Legislation and/or Regulation and Accounting Principles, Policies and Guidelines
Changes in legislation and/or regulation governing financial holding companies and their subsidiaries could affect our operations. The Corporation is subject to extensive federal and state laws and regulations and is subject to supervision, regulation and examination by various federal and state bank regulatory agencies. The restrictions imposed by such laws and regulations limit the manner in which the Corporation may conduct business. There can be no assurance that any modification of these laws and regulations, or new legislation that may be enacted in the future, will not make compliance more difficult or expensive, or otherwise adversely affect the operations of the Corporation. See the section entitled "Supervision and Regulation" in Item 1 of this Annual Report on Form 10-K.

Changes in accounting principles generally accepted in the United States applicable to the Corporation could have a material impact on the Corporation’s reported results of operations.

ITEM 1B. Unresolved Staff Comments
None.

GUIDE 3 Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.
Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	26, 27
II.	Investment Portfolio	34, 62-65
III.	Loan Portfolio	35-37, 67
IV.	Summary of Loan Loss Experience	38-39, 68
V.	Deposits	26, 73
VI.	Return on Equity and Assets	18
VII.	Short-Term Borrowings	N/A

ITEM 2. Properties
The Corporation conducts its business from sixteen branch offices, including its headquarters located at 23 Broad Street, Westerly, Rhode Island and branch offices located within Washington, Providence and Kent Counties in Rhode Island and New London County in southeastern Connecticut. In December 2006, Washington Trust relocated its Providence-based commercial lending staff, formerly based at Washington Street branch office in Providence, to a leased office located in the financial district of Providence. The Corporation also provides wealth management services from its main office and offices located in Providence and Narragansett, Rhode Island and Wellesley, Massachusetts. In addition, the Bank has two operations facilities located in Westerly, Rhode Island. At December 31, 2006, ten of the Corporation’s facilities were owned, ten were leased and one branch office was owned on leased land. Lease expiration dates range from four months to fifteen years with renewal options of one to twenty years. All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

In addition to the branch locations mentioned above, the Bank has four owned offsite-ATMs in leased spaces. The terms of three of these leases are negotiated annually. The lease term for the fourth offsite-ATM expires in six years with no renewal option.

The Bank also operates ATMs that are branded with the Bank’s logo under contracts with a third party vendor located in retail stores and other locations in Rhode Island, southeastern Connecticut and southeastern Massachusetts.

For additional information regarding premises and equipments and lease obligations see Note 8 to the Consolidated Financial Statements.

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

ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2006.

Executive Officers of the Registrant
The following is a list of all executive officers of the Bancorp and the Bank with their titles, ages, and years of service, followed by certain biographical information as of December 31, 2006.

			Years of
Name	Title	Age	Service

John C. Warren	Chairman and Chief Executive Officer of the Bancorp and the Bank	61	11

John F. Treanor	President and Chief Operating Officer of the Bancorp and the Bank	59	8

Galan G. Daukas	Executive Vice President of Wealth Management of the Bancorp and the Bank	43	1

David V. Devault	Executive Vice President, Secretary, Treasurer and Chief Financial	52	20
	Officer of the Bancorp and the Bank

Stephen M. Bessette	Executive Vice President - Retail Lending of the Bank	59	10

B. Michael Rauh, Jr.	Executive Vice President - Corporate Sales, Planning and Delivery of the Bank	47	15

Dennis L. Algiere	Senior Vice President - Chief Compliance Officer and Director of	46	12
	Community Affairs of the Bank

Vernon F. Bliven	Senior Vice President - Human Resources of the Bank	57	34

Elizabeth B. Eckel	Senior Vice President - Marketing of the Bank	46	15

William D. Gibson	Senior Vice President - Credit Administration of the Bank	60	8

Barbara J. Perino, CPA	Senior Vice President - Operations and Technology of the Bank	45	18

James M. Vesey	Senior Vice President and Chief Credit Officer of the Bank	59	8

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

Stephen M. Bessette joined the Bank in February 1997 as Senior Vice President - Retail Lending. He was named Executive Vice President - Retail Lending in 2005.

B. Michael Rauh, Jr. joined the Bank in 1991 as Vice President - Marketing and was promoted in 1993 to Senior Vice President - Retail Banking. He was named Senior Vice President - Corporate Sales, Planning & Delivery in 2003. In 2005, he was appointed Executive Vice President - Corporate Sales, Planning and Delivery. In February 2007 his title was changed to Executive Vice President, Sales, Service & Delivery.

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

PART II

ITEM 5. Market for the Registrant’s Common Stock, Related Stockholder Matters
The Bancorp’s common stock has traded on the NASDAQ Global Market since July 2006. Previously, the Bancorp’s stock traded on the NASDAQ National Market since May 1996, the NASDAQ Small Cap Market since June 1992, and had been listed on the NASDAQ Over-The-Counter Market system since June 1987.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2006 and 2005 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter.

2006 Quarters	1	2	3	4
Stock prices:
High	$29.49	$28.93	$27.44	$29.30
Low	25.45	24.07	24.01	25.31

Cash dividend declared per share	$.19	$.19	$.19	$.19

2005 Quarters	1	2	3	4
Stock prices:
High	$29.99	$28.81	$30.38	$29.98
Low	27.00	23.94	26.08	25.77

Cash dividend declared per share	$.18	$.18	$.18	$.18

The Bancorp will continue to review future common stock dividends based on profitability, financial resources and economic conditions. The Bancorp (including the Bank prior to 1984) has recorded consecutive quarterly dividends for over 100 years.

The Bancorp’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank. A discussion of the restrictions on the advance of funds or payment of dividends to the Bancorp is included in Note 13 to the Consolidated Financial Statements.

At February 26, 2007 there were 2,075 holders of record of the Bancorp’s common stock.

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table provides information as of and for the quarter ended December 31, 2006 regarding shares of common stock of the Corporation that were repurchased under the Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”), the 2001 Stock Repurchase Plan, the 2006 Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), the Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), and the Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”).

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				5,565
10/1/2006 to 10/31/2006	374	$26.81	374	5,191
11/1/2006 to 11/30/2006	265	27.31	265	4,926
12/1/2006 to 12/31/2006	356	28.31	356	4,570
Total Deferred Compensation Plan	995	$27.48	995	4,570
2001 Stock Repurchase Plan (2)
Balance at beginning of period				162,000
10/1/2006 to 10/31/2006	-	-	-	162,000
11/1/2006 to 11/30/2006	-	-	-	162,000
12/1/2006 to 12/31/2006	50,000	$28.20	50,000	-
Total 2001 Stock Repurchase Plan	50,000	$28.20	50,000	-
2006 Stock Repurchase Plan (3)
Balance at beginning of period				-
10/1/2006 to 10/31/2006	-	-	-	-
11/1/2006 to 11/30/2006	-	-	-	-
12/1/2006 to 12/31/2006	-	-	-	400,000
Total 2006 Stock Repurchase Plan	-	-	-	400,000
Other (4)
Balance at beginning of period				N/A
10/1/2006 to 10/31/2006	-	-	-	N/A
11/1/2006 to 11/30/2006	4,302	$11.29	4,302	N/A
12/1/2006 to 12/31/2006	1,346	12.31	1,346	N/A
Total Other	5,648	$11.54	5,648	N/A
Total Purchases of Equity Securities	56,643	$26.53	56,643

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

(2) The 2001 Stock Repurchase Plan was established in September 2001. A maximum of 250,000 shares were authorized under the plan. The Bancorp held the repurchased shares as treasury stock for general corporate purposes. This plan was terminated in December 2006 and the Bancorp does not intend to make further purchases under this plan.

(3) The 2006 Stock Repurchase Plan was established in December 2006. A maximum of 400,000 shares were authorized under the plan. The Bancorp plans to hold the repurchased shares as treasury stock for general corporate purposes.

(4) Pursuant to the Corporation’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options. While required to be reported in this table, such transactions are not reported as share repurchases in the Corporation’s Consolidated Financial Statements. The Corporation’s share-based compensation plans (the 1988 Plan, the 1997 Plan and the 2003 Plan) have expiration dates of December 31, 1997, April 29, 2007 and April 29, 2013, respectively.

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

Selected Operating Data and Financial Ratios:	(Dollars in thousands, except per share amounts)

At or for the years ended December 31,	2006	2005	2004	2003	2002
Financial Results:
Interest income	$131,134	$115,693	$96,853	$86,245	$87,339
Interest expense	69,660	55,037	42,412	37,446	43,057
Net interest income	61,474	60,656	54,441	48,799	44,282
Provision for loan losses	1,200	1,200	610	460	400
Net interest income after
provision for loan losses	60,274	59,456	53,831	48,339	43,882
Noninterest income	42,183	30,946	26,905	26,735	23,258
Net interest and noninterest income	102,457	90,402	80,736	75,074	67,140
Noninterest expense	65,335	56,393	50,373	47,632	42,990
Income before income taxes	37,122	34,009	30,363	27,442	24,150
Income tax expense	12,091	10,985	9,534	8,519	7,393
Net income	$25,031	$23,024	$20,829	$18,923	$16,757
Per share information ($):
Earnings per share:
Basic	1.86	1.73	1.57	1.44	1.32
Diluted	1.82	1.69	1.54	1.41	1.30
Cash dividends declared (1)	.76	.72	.68	.62	.56
Book value	12.89	11.86	11.44	10.46	9.87
Tangible book value	8.61	7.79	9.64	8.60	7.93
Market value - closing stock price	27.89	26.18	29.31	26.20	19.53
Performance Ratios (%):
Return on average assets	1.04	.98	.97	1.03	1.07
Return on average shareholders’ equity	14.99	14.80	14.40	14.15	14.25
Average equity to average total assets	6.93	6.62	6.73	7.24	7.50
Dividend payout ratio (2)	41.76	42.60	44.16	43.97	43.08
Asset Quality Ratios (%):
Nonperforming loans to total loans	.19	.17	.38	.29	.53
Nonperforming assets to total assets	.11	.10	.21	.14	.24
Allowance for loan losses to nonaccrual loans	693.87	742.25	354.49	580.17	370.78
Allowance for loan losses to total loans	1.29	1.28	1.34	1.66	1.95
Net charge-offs (recoveries) to average loans	.02	(.01)	(.02)	-	.05
Capital Ratios (%):
Tier 1 leverage capital ratio	6.04	5.45	5.35	5.65	5.63
Tier 1 risk-based capital ratio	9.60	9.06	9.15	10.00	10.13
Total risk-based capital ratio	11.00	10.51	10.72	11.57	11.55
____________

(1)	Represents historical per share dividends declared by the Bancorp.
(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Balance Sheet Data:			(Dollars in thousands)

December 31,	2006	2005	2004	2003	2002
Assets:
Cash and cash equivalents	$71,909	$66,163	$52,081	$61,110	$51,048
Total securities	703,851	783,941	890,058	839,421	795,833
FHLB stock	28,727	34,966	34,373	31,464	24,582
Loans:
Commercial and other	587,397	554,734	507,711	408,477	382,169
Residential real estate	588,671	582,708	513,695	389,855	280,886
Consumer	283,918	264,466	228,270	162,649	132,071
Total loans	1,459,986	1,401,908	1,249,676	960,981	795,126
Less allowance for loan losses	18,894	17,918	16,771	15,914	15,487
Net loans	1,441,092	1,383,990	1,232,905	945,067	779,639
Investment in bank-owned life insurance	39,770	30,360	29,249	28,074	22,013
Goodwill and other intangibles	57,374	54,372	23,900	24,544	25,260
Other	56,442	48,211	45,254	44,127	47,286
Total assets	$2,399,165	$2,402,003	$2,307,820	$1,973,807	$1,745,661
Liabilities:
Deposits:
Demand deposits	$186,533	$196,102	$189,588	$194,144	$157,539
NOW accounts	175,479	178,677	174,727	153,344	120,092
Money market accounts	286,998	223,255	196,775	83,037	75,446
Savings accounts	205,998	212,499	251,920	257,497	275,816
Time deposits	822,989	828,725	644,875	518,119	481,600
Total deposits	1,677,997	1,639,258	1,457,885	1,206,141	1,110,493
FHLB advances	474,561	545,323	672,748	607,104	480,080
Junior subordinated debentures	22,681	22,681	-	-	-
Other borrowings	14,684	9,774	3,417	2,311	9,183
Other liabilities	36,186	26,521	21,918	20,196	17,184
Shareholders' equity	173,056	158,446	151,852	138,055	128,721
Total liabilities and shareholders’ equity	$2,399,165	$2,402,003	$2,307,820	$1,973,807	$1,745,661

Asset Quality:
Nonaccrual loans	$2,723	$2,414	$4,731	$2,743	$4,177
Other real estate owned, net	-	-	4	11	86
Total nonperforming assets	$2,723	$2,414	$4,735	$2,754	$4,263

Selected Quarterly Financial Data		(Dollars and shares in thousands, except per share amounts)

2006	Q1	Q2	Q3	Q4	Year
Interest income:
Interest and fees on loans	$21,897	$23,130	$23,430	$23,733	$92,190
Income on securities:
Taxable	8,412	8,648	8,493	8,210	33,763
Nontaxable	328	371	405	514	1,618
Dividends on corporate stock and FHLB stock	677	250	1,197	718	2,842
Interest on federal funds sold
and other short-term investments	116	149	252	204	721
Total interest income	31,430	32,548	33,777	33,379	131,134
Interest expense:
Deposits	10,238	11,161	12,473	13,110	46,982
FHLB advances	5,359	5,745	5,011	4,801	20,916
Junior subordinated debentures	338	338	338	338	1,352
Other	80	87	89	154	410
Total interest expense	16,015	17,331	17,911	18,403	69,660
Net interest income	15,415	15,217	15,866	14,976	61,474
Provision for loan losses	300	300	300	300	1,200
Net interest income after provision for loan losses	15,115	14,917	15,566	14,676	60,274
Noninterest income:
Wealth management services:
Trust and investment advisory fees	4,627	4,682	4,727	5,063	19,099
Mutual fund fees	1,130	1,214	1,229	1,092	4,665
Financial planning, commissions and
other service fees	683	841	509	583	2,616
Wealth management services	6,440	6,737	6,465	6,738	26,380
Service charges on deposit accounts	1,119	1,236	1,312	1,248	4,915
Merchant processing fees	1,047	1,656	2,125	1,380	6,208
Income from bank-owned life insurance	279	346	389	396	1,410
Net gains on loan sales and commissions
on loans originated for others	276	336	417	394	1,423
Net realized gains (losses) on securities	59	765	(365)	(16)	443
Other income	300	371	440	293	1,404
Total noninterest income	9,520	11,447	10,783	10,433	42,183
Noninterest expense:
Salaries and employee benefits	9,619	9,830	9,651	9,598	38,698
Net occupancy	954	1,018	934	982	3,888
Equipment	799	881	872	818	3,370
Merchant processing costs	887	1,407	1,796	1,167	5,257
Outsourced services	518	496	490	505	2,009
Advertising and promotion	437	681	371	405	1,894
Legal, audit and professional fees	376	403	563	295	1,637
Amortization of intangibles	405	406	398	384	1,593
Other	1,709	2,158	1,536	1,586	6,989
Total noninterest expense	15,704	17,280	16,611	15,740	65,335
Income before income taxes	8,931	9,084	9,738	9,369	37,122
Income tax expense	2,858	2,907	3,160	3,166	12,091
Net income	$6,073	$6,177	$6,578	$6,203	$25,031
Weighted average shares outstanding - basic	13,386.8	13,419.9	13,436.6	13,452.5	13,424.1
Weighted average shares outstanding - diluted	13,698.6	13,703.2	13,726.3	13,769.3	13,723.2
Per share information:
Basic earnings per share	$.45	$.46	$.49	$.46	$1.86
Diluted earnings per share	$.44	$.45	$.48	$.45	$1.82
Cash dividends declared per share	$.19	$.19	$.19	$.19	$.76

Selected Quarterly Financial Data		(Dollars and shares in thousands, except per share amounts)

2005	Q1	Q2	Q3	Q4	Year
Interest income:
Interest and fees on loans	$17,825	$19,096	$20,418	$21,592	$78,931
Income on securities:
Taxable	8,434	8,285	8,085	8,130	32,934
Nontaxable	185	204	221	276	886
Dividends on corporate stock and FHLB stock	619	625	594	653	2,491
Interest on federal funds sold
and other short-term investments	55	79	187	130	451
Total interest income	27,118	28,289	29,505	30,781	115,693
Interest expense:
Deposits	6,932	7,627	8,241	9,386	32,186
FHLB advances	5,549	5,670	5,741	5,273	22,233
Junior subordinated debentures	-	-	124	334	458
Other	16	20	39	85	160
Total interest expense	12,497	13,317	14,145	15,078	55,037
Net interest income	14,621	14,972	15,360	15,703	60,656
Provision for loan losses	300	300	300	300	1,200
Net interest income after provision for loan losses	14,321	14,672	15,060	15,403	59,456
Noninterest income:
Wealth management services:
Trust and investment advisory fees	3,156	3,150	3,594	4,507	14,407
Mutual fund fees	-	-	304	1,032	1,336
Financial planning, commissions and
other service fees	56	336	226	301	919
Wealth management services	3,212	3,486	4,124	5,840	16,662
Service charges on deposit accounts	1,011	1,168	1,158	1,165	4,502
Merchant processing fees	778	1,337	1,932	1,156	5,203
Income from bank-owned life insurance	272	279	283	277	1,110
Net gains on loan sales and commissions
on loans originated for others	487	418	415	359	1,679
Net realized gains on securities	-	3	17	337	357
Other income	319	303	445	365	1,433
Total noninterest income	6,079	6,994	8,374	9,499	30,946
Noninterest expense:
Salaries and employee benefits	7,459	7,450	8,194	9,030	32,133
Net occupancy	853	802	828	977	3,460
Equipment	882	869	832	873	3,456
Merchant processing costs	636	1,098	1,623	962	4,319
Outsourced services	413	444	406	460	1,723
Advertising and promotion	303	733	460	481	1,977
Legal, audit and professional fees	392	520	513	475	1,900
Amortization of intangibles	147	99	196	410	852
Other	1,359	1,358	1,758	2,098	6,573
Total noninterest expense	12,444	13,373	14,810	15,766	56,393
Income before income taxes	7,956	8,293	8,624	9,136	34,009
Income tax expense	2,546	2,654	2,802	2,983	10,985
Net income	$5,410	$5,639	$5,822	$6,153	$23,024
Weighted average shares outstanding - basic	13,282.7	13,296.0	13,330.3	13,352.4	13,315.2
Weighted average shares outstanding - diluted	13,617.3	13,592.3	13,671.9	13,659.6	13,626.7
Per share information:
Basic earnings per share	$.41	$.42	$.44	$.46	$1.73
Diluted earnings per share	$.40	$.41	$.43	$.45	$1.69
Cash dividends declared per share	$.18	$.18	$.18	$.18	$.72

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

Forward-Looking Statements
This report contains statements that are “forward-looking statements.” We may also make written or oral forward-looking statements in other documents we file with the SEC, in our annual reports to shareholders, in press releases and other written materials, and in oral statements made by our officers, directors or employees. You can identify forward-looking statements by the use of the words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “assume,” “outlook,” “will,” “should,” and other expressions that predict or indicate future events and trends and which do not relate to historical matters. You should not rely on forward-looking statements, because they involve known and unknown risks, uncertainties and other factors, some of which are beyond the control of the Corporation. These risks, uncertainties and other factors may cause the actual results, performance or achievements of the Corporation to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of wealth management assets under administration, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan defaults and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Allowance for Loan Losses
Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for certain specific loans, (2) general loss allocations for certain loan types based on credit grade and loss experience factors, and (3) general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with accounting principles generally accepted in the United States of America (SFAS 114, “Accounting by Creditors for Impairment of a Loan--an amendment of FASB Statements No. 5 and 15”). Other individual commercial loans and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, a significant portion of our loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island and, to a lesser extent, Connecticut and Massachusetts, and a substantial portion of the portfolio is collateralized by real estate in this area. A portion of the commercial loans and commercial mortgage loans are to borrowers in the hospitality, tourism and recreation industries. Further, economic conditions which may affect the ability of borrowers to meet debt service requirements are considered, including interest rates and energy costs. Results of regulatory examinations, historical loss ranges, portfolio composition, including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered.

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

Other-Than-Temporary Impairment
The Corporation records an investment impairment charge at the point it believes an investment security has experienced a decline in value that is other-than-temporary. In determining whether an other-than-temporary impairment has occurred, the Corporation considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary. Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in the value subsequent to year end, forecasted performance of the issuer, and the general market condition in the geographic area or industry the issuer operates in. If necessary, the investment is written down to its current fair value through a charge to earnings at the time the impairment is deemed to have occurred. Future adverse changes in market conditions, continued poor operating results of the issuer or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

Defined Benefit Pension Obligations
The Corporation accounts for its qualified pension plan and non-qualified retirement plans based on calculations that incorporate various actuarial and other assumptions. These assumptions include discount rates, mortality, assumed rates of return, and compensation increases. The Corporation reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when necessary. The effect of the modifications to those assumptions is recorded in accumulated other comprehensive income beginning in 2006, with the adoption of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R), and amortized to net periodic cost over future periods. The Corporation believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

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

Results of Operations
Overview
Net income for the year ended December 31, 2006 amounted to $25.0 million, up $2.0 million, or 8.7%, from $23.0 million reported for 2005. On a per diluted share basis, net income was $1.82 for 2006, up $0.13, or 7.7%, from the $1.69 reported for 2005.

The rates of return on average equity and average assets for 2006 were 14.99% and 1.04%, respectively. Comparable amounts for 2005 were 14.80% and 0.98%, respectively.

Selected financial highlights for 2006 and 2005 are presented in the table below:

(Dollars and shares in thousands, except per share amounts)

Years ended December 31,	2006	2005
Earnings:
Net income	$25,031	$23,024
Diluted earnings per share	$1.82	$1.69
Dividends declared per share	$0.76	$0.72
Book value per share	$12.89	$11.86
Tangible book value per share	$8.61	$7.79
Weighted average shares - Basic	13,424.1	13,315.2
Weighted average shares - Diluted	13,723.2	13,626.7

Select Ratios:
Return on average assets	1.04%	0.98%
Return on average shareholders equity	14.99%	14.80%
Interest rate spread (taxable equivalent basis)	2.47%	2.49%
Net interest margin (taxable equivalent basis)	2.80%	2.79%

On August 31, 2005, the Corporation completed the acquisition of Weston Financial, a registered investment advisor and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. The results of Weston Financial’s operations have been included in the Consolidated Statements of Income since that date. One-time expenses associated with the acquisition amounting to $605 thousand were recognized in the third quarter of 2005. After tax, this amounted to $440 thousand, or approximately 3 cents per diluted share. The acquisition of Weston Financial increased the size and range of products and services offered by Washington Trust’s wealth management group. As a result of the Weston Financial acquisition, investment management assets under administration increased from approximately $1.9 billion to $3.3 billion. Washington Trust financed the payments made at closing through the issuance of two series of trust preferred stock by newly-formed special purpose finance entities in an aggregate amount of $22 million (see Note 12 to the Consolidated Financial Statements). In connection with the transaction, Washington Trust also elected to become a financial holding company. See Note 2 to the Consolidated Financial Statements for a more complete description of the acquisition transaction.

Net Interest Income
Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and continues to be the primary source of Washington Trust’s operating income. Included in interest income are loan prepayment fees and certain other fees, such as late charges. Net interest income is affected by the level of interest rates, changes in interest rates and by changes in the amount and composition of interest-earning assets and interest-bearing liabilities. Net interest income totaled $61.5 million for 2006, up $818 thousand, or 1.3%, from the amount reported for 2005.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

FTE net interest income for 2006 amounted to $62.9 million, up $1.2 million, or 2.0%, from the $61.7 million reported for 2005. The net interest margin (FTE net interest income as a percentage of average interest-earning assets) for 2006 amounted to 2.80%, compared to 2.79% for 2005. Excluding the impact of loan prepayment fees and certain other fees, such as late charges, the net interest margin was up 2 basis points from 2005. The continued rise in short-term rates in 2006 has caused deposit costs to rise, while yields on loans and securities have increased by lesser amounts.

Average interest-earning assets increased $34.7 million, or 1.6%, in 2006. Growth of $88.1 million, or 6.6%, in the loan portfolio was partially offset by reductions of $53.4 million, or 6.1%, in the securities portfolio. Growth in average loan balances resulted from internal loan growth. The yield on total loans increased 56 basis points in 2006. The contribution of loan prepayment and other fees to the yield on total loans was 5 basis points and 6 basis points, respectively, in 2006 and 2005. The increase in the yield on total loans was primarily due to higher marginal yields on loans as compared to the prior year and higher yields on new loan originations. Total average securities declined in 2006. The flattening and inversion of the yield curve made reinvestment of maturing balances unattractive relative to funding costs during this period and lower yielding fixed and adjustable rate mortgage-backed securities totaling $104.6 million were sold in the second half of 2006. The 60 basis point increase in the total yield on securities in 2006 reflects a combination of higher yields on variable rate securities tied to short-term interest rates, sale or runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows in 2006 relative to the prior year. The Corporation continues to consider appropriate strategies to manage rising funding costs and more slowly increasing investment yields given the relatively flat yield curve.

Average interest-bearing liabilities rose $52.9 million, or 2.7%, in 2006. The Corporation experienced growth in time deposits and money market accounts, and declines in NOW accounts, savings account balances and FHLB advances. The increase in average interest-bearing liabilities was largely due to $115.5 million of growth in time deposits in 2006. The average rate paid on time deposits increased 70 basis points in 2006. Included in time deposits were brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with other sources. Average brokered certificates of deposit increased $12.0 million in 2006. The balance of average FHLB advances decreased $101.6 million in 2006, while the average rate paid on FHLB advances increased 46 basis points.

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

Years ended December 31,	2006			2005			2004
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$590,245	$30,237	5.12	$562,838	$27,890	4.96	$450,898	$22,737	5.04
Commercial and other loans	564,310	43,409	7.69	531,434	37,244	7.01	454,251	29,266	6.44
Consumer loans	274,764	18,748	6.82	246,959	13,983	5.66	198,857	8,984	4.52
Total loans	1,429,319	92,394	6.46	1,341,231	79,117	5.90	1,104,006	60,987	5.52
Federal funds sold and other short-term investments	14,548	721	4.96	14,703	451	3.07	12,371	133	1.08
Taxable debt securities	712,870	33,763	4.74	783,662	32,934	4.20	835,091	33,125	3.97
Nontaxable debt securities	42,977	2,486	5.79	23,329	1,362	5.84	16,430	1,018	6.20
Corporate stocks and FHLB stock	48,643	3,205	6.59	50,763	2,858	5.63	54,706	2,543	4.65
Total securities	819,038	40,175	4.91	872,457	37,605	4.31	918,598	36,819	4.01
Total interest-earning assets	2,248,357	132,569	5.90	2,213,688	116,722	5.27	2,022,604	97,806	4.84
Noninterest-earning assets	159,115			137,460			126,302
Total assets	$2,407,472			$2,351,148			$2,148,906
Liabilities and
shareholders’ equity:
NOW accounts	$173,137	302	0.17	$176,706	295	0.17	$162,714	341	0.21
Money market accounts	262,613	9,063	3.45	203,799	4,386	2.15	152,664	2,205	1.44
Savings accounts	198,040	1,464	0.74	234,311	1,392	0.59	257,274	1,581	0.61
Time deposits	856,979	36,153	4.22	741,456	26,113	3.52	575,877	18,070	3.14
FHLB advances	509,611	20,916	4.10	611,177	22,233	3.64	644,520	20,153	3.13
Junior subordinated debentures	22,681	1,352	5.96	7,767	458	5.90	-	-	-
Other	8,627	410	4.76	3,581	160	4.48	2,014	62	3.10
Total interest-bearing liabilities	2,031,688	69,660	3.43	1,978,797	55,037	2.78	1,795,063	42,412	2.36
Demand deposits	185,322			197,245			193,905
Other liabilities	23,517			19,498			15,281
Shareholders’ equity	166,945			155,608			144,657
Total liabilities and
shareholders’ equity	$2,407,472			$2,351,148			$2,148,906
Net interest income		$62,909			$61,685			$55,394
Interest rate spread			2.47			2.49			2.48
Net interest margin			2.80			2.79			2.74

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2006	2005	2004
Commercial and other loans	$204	$186	$159
Nontaxable debt securities	868	476	356
Corporate stocks and FHLB stock	363	367	438

Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a fully taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. The net change attributable to both volume and rate has been allocated proportionately.

		2006/2005			2005/2004
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Residential real estate loans	$1,412	$935	$2,347	$5,521	$(368)	$5,153
Commercial and other loans	2,401	3,764	6,165	5,246	2,732	7,978
Consumer loans	1,689	3,076	4,765	2,447	2,552	4,999
Federal funds sold and
other short-term investments	(5)	275	270	30	288	318
Taxable debt securities	(3,150)	3,979	829	(2,078)	1,887	(191)
Nontaxable debt securities	1,136	(12)	1,124	406	(62)	344
Corporate stocks and FHLB stock	(124)	471	347	(193)	508	315
Total interest income	3,359	12,488	15,847	11,379	7,537	18,916
Interest on interest-bearing liabilities:
NOW accounts	7	-	7	26	(72)	(46)
Money market accounts	1,511	3,166	4,677	1,004	1,177	2,181
Savings accounts	(239)	311	72	(138)	(51)	(189)
Time deposits	4,411	5,629	10,040	5,660	2,383	8,043
FHLB advances	(3,942)	2,625	(1,317)	(1,083)	3,163	2,080
Junior subordinated debentures	889	5	894	458	-	458
Other	239	11	250	62	36	98
Total interest expense	2,876	11,747	14,623	5,989	6,636	12,625
Net interest income	$483	$741	$1,224	$5,390	$901	$6,291

Provision and Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses was $18.9 million, or 1.29% of total loans, at December 31, 2006, compared to $17.9 million, or 1.28% of total loans, at December 31, 2005. For the year ended December 31, 2006, the Corporation’s provision for loan losses amounted to $1.2 million, unchanged from the amount recorded in 2005. See the additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. Noninterest income, as a percent of total revenues (net interest income plus noninterest income), increased from 33.8% in 2005 to 40.7% in 2006. Washington Trust’s primary sources of noninterest income are revenues from wealth management services, service charges on deposit accounts, merchant credit card processing fees, and net gains on loan sales and commissions on loans originated for others. Also included in noninterest income are earnings generated from bank-owned life insurance (“BOLI”). Noninterest income amounted to $42.2 million for 2006, up $11.2 million, or 36.3%, from 2005. This increase is primarily attributable to higher revenues from wealth management services, mainly due to the acquisition of Weston Financial in the third quarter of 2005.

The following table presents a noninterest income comparison for the years ended December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005	$ Change	% Change
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$19,099	$14,407	$4,692	32.6%
Mutual fund fees	4,665	1,336	3,329	249.2
Financial planning, commissions and other service fees	2,616	919	1,697	184.7
Wealth management services	26,380	16,662	9,718	58.3
Service charges on deposit accounts	4,915	4,502	413	9.2
Merchant processing fees	6,208	5,203	1,005	19.3
Income from BOLI	1,410	1,110	300	27.0
Net gains on loan sales and commissions
on loans originated for others	1,423	1,679	(256)	(15.2)
Other income	1,404	1,433	(29)	(2.0)
Subtotal	41,740	30,589	11,151	36.5
Net realized gains on securities	443	357	86	24.1
Total noninterest income	$42,183	$30,946	$11,237	36.3%

Revenue from wealth management services increased $9.7 million, or 58.3%, in 2006. This increase was primarily due to the acquisition of Weston Financial completed on August 31, 2005. Revenue from wealth management services is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. Assets under administration totaled $3.695 billion at December 31, 2006, up $423 million, or 12.9%, from $3.272 billion at December 31, 2005. This increase was due to financial market appreciation and business development efforts.

Service charges on deposit accounts were up $413 thousand, or 9.2%, in 2006. The increase was primarily attributable to higher fees as well as expanded fee arrangements in the areas of insufficient funds fees and debit card fees.

Merchant processing fees increased $1.0 million, or 19.3%, in 2006 primarily due to increases in the volume of transactions processed for existing and new customers. Merchant processing fees represents charges to merchants for credit card transactions processed.

Income from BOLI amounted to $1.4 million and $1.1 million for 2006 and 2005, respectively. BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The BOLI investment provides a means to mitigate increasing employee benefit costs. During the second quarter of 2006, Washington Trust purchased an additional $8 million in BOLI.

We originate residential mortgage loans for sale in the secondary market and also originate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In addition, from time to time we sell the guaranteed portion of SBA loans to investors. Net gains on loan sales and commissions on loans originated for others decreased $256 thousand, or 15.2%, in 2006, due to a decline in sales of residential mortgage loans and Small Business Administration (“SBA”) loans. In general, loan originations have been adversely affected by higher interest rates.

Other income consists of mortgage servicing fees, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit and other fees. Other income amounted to $1.4 million in 2006, down 2.0% from 2005.

In 2006 and 2005, net realized gains on sales of securities totaled $443 thousand and $357 thousand, respectively. This included realized gains of $381 thousand and $337 thousand recognized in 2006 and 2005, respectively, in connection with the Corporation’s annual charitable contribution of appreciated equity securities. The cost of the annual contributions is included in noninterest expenses and amounted to $513 thousand and $522 thousand in 2006 and 2005, respectively. In the third and fourth quarters of 2006, balance sheet repositioning transactions were conducted in response to the flat to inverted yield curve shape in effect during most of the period. These transactions included sales of mortgage-backed and other debt securities totaling $104.6 million with a realized loss of $3.5 million. The proceeds from these transactions were primarily used to reduce advances from the FHLB. In addition, during 2006 equity securities were sold with a realized gain of $3.5 million. See additional discussion under the caption “Financial Condition” for further information on the investment securities portfolio and FHLB advances.

Noninterest Expense
For the year ended December 31, 2006, total noninterest expense amounted to $65.3 million, up $8.9 million, or 15.9%, from 2005. This increase is largely the result of the August 2005 acquisition of Weston Financial, which added $5.4 million to noninterest expense in 2006 that did not exist in the prior year. Also contributing to the increase was the 21.7% increase in merchant processing costs in 2006. Included in noninterest expenses in 2005 were direct acquisition and acquisition related costs amounting to $605 thousand, which included $292 thousand in salaries and benefits, $50 thousand in legal, audit and professional fees, and $263 thousand in other noninterest expenses. Acquisition related costs included costs incurred in connection with management changes, organization costs related to the establishment of the trust preferred entities, accounting and legal costs and other charges. Excluding the impact of Weston Financial operating expenses, the increase in merchant processing costs and the direct acquisition and acquisition related costs recognized in 2005, noninterest expenses for 2006 increased $3.2 million, or 6.5%, from 2005. Additional discussion and further changes in the components of noninterest expenses are disclosed below.

The following table presents a noninterest expense comparison for the years ended December 31, 2006 and 2005:

(Dollars in thousands)	2006	2005	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$38,698	$32,133	$6,565	20.4%
Net occupancy	3,888	3,460	428	12.4
Equipment	3,370	3,456	(86)	(2.5)
Merchant processing costs	5,257	4,319	938	21.7
Outsourced services	2,009	1,723	286	16.6
Advertising and promotion	1,894	1,977	(83)	(4.2)
Legal, audit and professional fees	1,637	1,900	(263)	(13.8)
Amortization of intangibles	1,593	852	741	87.0
Other	6,989	6,573	416	6.3
Total noninterest expense	$65,335	$56,393	$8,942	15.9%

Salaries and employee benefit expense, the largest component of total noninterest expense, increased $6.6 million, or 20.4%, in 2006. Approximately 58.2% of the increase in 2006 was due to the operating expenses of Weston Financial. The remainder of the increase in 2006 was due to increases in salaries and wages, higher defined benefit plan costs, increases in performance-based compensation and higher share-based compensation. See Note 17 to the Consolidated Financial Statements for additional discussion on share-based compensation.

Net occupancy expense in 2006 increased $428 thousand, or 12.4%. The increase reflected higher rental expense for premises leased by the Bank and included operating expenses of Weston Financial.

Merchant processing costs increased $938 thousand, or 21.7%, in 2006 due largely to increased volume of transactions processed for existing and new customers. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.

Outsourced services increased 16.6% in 2006 due to higher costs for data processing services and third party vendor costs.

Legal, audit and professional fees decreased 13.8% from 2005. This decrease was primarily due to costs incurred for special projects in 2005.

Amortization of intangibles amounted to $1.6 million in 2006 and $852 thousand in 2005. See Note 9 to the Consolidated Financial Statements for additional information on identifiable intangible assets.

Other noninterest expense increased $416 thousand, or 6.3%, in 2006. Approximately $293 thousand of this increase was attributable to the operating expenses of Weston Financial, which was acquired in August 2005. Included in other noninterest expense in 2005 were $263 thousand of acquisition related costs and $129 thousand in prepayment costs associated with the payoff of a match funded FHLB advance.

Taxes
Income tax expense amounted to $12.1 million and $11.0 million in 2006 and 2005, respectively. The Corporation’s effective tax rate was 32.6% in 2006, compared to a rate of 32.3% in 2005. These rates differed from the federal rate of 35.0% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI. In 2006, the net increase in the effective tax rate was primarily a result of higher state tax provision, offset in part by higher levels of tax-exempt income.

The Corporation’s net deferred tax asset amounted to $6.7 million at December 31, 2006, compared to $3.6 million at December 31, 2005. The increase in net deferred tax asset included a $1.7 million adjustment to initially apply the recognition provisions of SFAS No. 158. See Note 16 to the Consolidated Financial Statements for further discussion on the impact of the adoption of SFAS No. 158. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years. See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.

Comparison of 2005 with 2004
Net income for the year ended December 31, 2005 amounted to $23.0 million, up 10.5% from the amount reported for 2004. On a diluted share basis, Washington Trust earned $1.69 for 2005, up 9.7% from the $1.54 earned in 2004. The rates of return on average equity and average assets for 2005 were 14.80% and 0.98%, respectively. Comparable amounts for the year 2004 were 14.40% and 0.97%, respectively.

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

Net interest income totaled $60.7 million in 2005, an increase of $6.2 million, or 11.4% from 2004. FTE net interest income for 2005 totaled $61.7 million, up 11.4% from 2004. The increase in net interest income reflected growth in the loan portfolio and a higher yield on earning assets, which were partially offset by the growth in time deposits and an increase in the cost of funds.

The net interest margin increased 5 basis points in 2005 to 2.79. Excluding the impact of loan prepayment fees and other fees, such as late charges, the net interest margin was up 3 basis points from 2004. The increase in the net interest margin was attributable to the higher amount of loans as a percentage of interest-earnings assets and to changes in loan and deposit rates.

Average interest-earning assets increased by $191.1 million, or 9.4%, in 2005. This increase was mainly due to growth of $237.2 million, or 21.5%, in the loan portfolio, which was partially offset by reductions of $46.1 million, or 5.0%, in the securities portfolio. Growth in average loan balances resulted from purchases of primarily adjustable rate residential mortgage loans as well as internal growth in commercial and consumer loans.

The yield on total loans increased 38 basis points in 2005. This increase was primarily due to higher marginal yields on loans as compared to 2004 and higher yields on new loan originations and purchases. The contribution of loan prepayment penalties and other fees to the yield on total loans was 6 basis points and 3 basis points, respectively, for 2005 and 2004. Total average securities declined in 2005 as the flattening of the yield curve made reinvestment of maturing balances relatively unattractive. The total yield on securities increased 30 basis points in 2005, reflecting a combination of higher yields on variable rate securities tied to short term interest rates, runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows in 2005 compared to 2004.

Average interest-bearing liabilities increased $183.7 million, or 10.2%, in 2005. The Corporation experienced growth in time deposits, NOW accounts and money market accounts, and declines in savings account balances and FHLB advances. In the third quarter of 2005, the Corporation also issued junior subordinated debentures and recorded a liability for the minimum future payments due in connection with the acquisition of Weston Financial. The increase in average interest-bearing liabilities was principally due to $165.6 million of growth in time deposits in 2005. The average rate paid on time deposits in 2005 increased 38 basis points and amounted to 3.52%. Included in time deposits were brokered certificates of deposit. Average brokered certificates of deposit increased $45.5 million in 2005. Average FHLB advances decreased $33.3 million in 2005, while the average rate paid on FHLB advances increased 51 basis points.

For the years ended December 31, 2005 and 2004, the Corporation’s provision for loan losses amounted to $1.2 million and $610 thousand, respectively. The increase in the loan loss provision was in response to growth in the loan portfolio. The allowance for loan losses amounted to $17.9 million, or 1.28% of total loans, at December 31, 2005, compared to $16.8 million, or 1.34% of total loans, at December 31, 2004.

Noninterest income amounted to $30.9 million for 2005, up $4.0 million, or 15.0%, from 2004. The following table presents a noninterest income comparison for the years ended December 31, 2005 and 2004:

(Dollars in thousands)	2005	2004	$ Change	% Change
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$14,407	$12,385	$2,022	16.3%
Mutual fund fees	1,336	-	1,336	100.0
Financial planning, commissions and other service fees	919	663	256	38.6
Wealth management services	16,662	13,048	3,614	27.7
Service charges on deposit accounts	4,502	4,483	19	0.4
Merchant processing fees	5,203	4,259	944	22.2
Income from BOLI	1,110	1,175	(65)	(5.5)
Net gains on loan sales	1,679	1,901	(222)	(11.7)
Other income	1,433	1,791	(358)	(20.0)
Subtotal	30,589	26,657	3,932	14.8
Net realized gains on securities	357	248	109	44.0
Total noninterest income	$30,946	$26,905	$4,041	15.0%

In 2005, revenue from wealth management services represented 54% of noninterest income, excluding net realized gains on securities, compared to 49% in 2004. Revenue from wealth management services increased $3.6 million, or 27.7%, in 2005. This increase was primarily attributable to the acquisition of Weston Financial which was completed on August 31, 2005. Assets under administration rose significantly due to the addition of Weston Financial, and amounted to $3.272 billion at December 31, 2005. This included approximately $1.376 billion attributable to Weston Financial. Assets under administration were $1.871 billion at December 31, 2004.

Service charges on deposit accounts were essentially unchanged from 2004. This revenue source was affected by deposit account pricing strategies and reflects a very competitive retail-banking environment.

Merchant processing fees (charges to merchants for credit card transactions processed) increased $944 thousand, or 22.2%, in 2005 due primarily to increases in the volume of transactions processed.

Net gains on loan sales decreased $222 thousand, or 11.7%, in 2005, reflecting a decline in Small Business Administration loans.

Other income decreased $358 thousand in 2005. Included in other income in 2004 was a non-routine item of $150 thousand unrelated to the Corporation’s normal course of business, and $280 thousand recovered as a result of a favorable litigation decision.

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

Noninterest expense amounted to $56.4 million in 2005, an increase of 12.0% from the $50.4 million reported in 2004. Included in noninterest expenses in 2005 were direct acquisition and acquisition related costs amounting to $605 thousand, which included $292 thousand in salaries and benefits, $50 thousand in legal, audit and professional fees, and $263 thousand in other noninterest expenses. Acquisition related costs included costs incurred in connection with management changes, organization costs related to the establishment of the trust preferred entities, accounting and legal costs and other charges.

As previously mentioned, 2005 financial results include the operations of Weston Financial for the period subsequent to August 31, 2005. Approximately $3.1 million, or 51%, of the total increase in noninterest expense was attributable to the one-time acquisition related charges and the operating expenses of Weston Financial.

The following table presents a noninterest expense comparison for the years ended December 31, 2005 and 2004:

(Dollars in thousands)	2005	2004	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$32,133	$28,816	$3,317	11.5%
Net occupancy	3,460	3,201	259	8.1
Equipment	3,456	3,267	189	5.8
Merchant processing costs	4,319	3,534	785	22.2
Outsourced services	1,723	1,616	107	6.6
Advertising and promotion	1,977	1,748	229	13.1
Legal, audit and professional fees	1,900	1,535	365	23.8
Amortization of intangibles	852	644	208	32.3
Other	6,573	6,012	561	9.3
Total noninterest expense	$56,393	$50,373	$6,020	12.0%

Salaries and employee benefit expense increased $3.3 million, or 11.5%, in 2005. Excluding one-time acquisition related charges and the operating expenses of Weston Financial, salaries and employee benefits expense rose $1.5 million, or 5.1%, in 2005. This 5.1% increase was mainly due to an increase in salaries and wages, higher defined benefit pension costs and increases in performance-based and stock-based compensation. Salaries and wages increased $441 thousand, or 2.3%. Pension costs increased $398 thousand in 2005, primarily due to higher service cost and a lower discount rate. Performance-based compensation expense increased $219 thousand in 2005, and stock compensation expense associated with nonvested shares and nonvested share unit awards increased $213 thousand.

Net occupancy expense in 2005 increased 8.1%. The increase reflected higher rental expense for premises leased by the Bank and included operating expenses of Weston Financial. Equipment expense increased 5.8% in 2005 primarily due to additional investments in technology and other equipment.

Merchant processing costs (third-party costs incurred that are directly attributable to handling merchant credit card transactions) increased 22.2% in 2005 due to increases in the volume of transactions processed.

Outsourced services increased 6.6% in 2005 due to higher costs for data processing services and third party vendors.

As a result of stronger marketing and promotion efforts, advertising and promotion expense increased 13.1% in 2005.

Legal, audit and professional fees totaled $1.9 million in 2005, up from $1.5 million in 2004. The increase was primarily due to costs incurred for various consulting matters.

Amortization of intangibles amounted to $852 thousand in 2005, compared to $644 thousand in 2004. See Note 9 to the Consolidated Financial Statements for additional information on identifiable intangible assets.

Other noninterest expense increased $561 thousand, or 9.3%, in 2005. Excluding one-time acquisition related costs, other noninterest expense increased $298 thousand, or 5.0%, primarily due to the operations of Weston Financial. Also included in other noninterest expense in 2005 was $129 thousand in prepayment costs associated with the payoff of a match funded FHLB advance.

Income tax expense amounted to $11.0 million and $9.5 million in 2005 and 2004, respectively. The Corporation’s effective tax rate was 32.3% in 2005, compared to a rate of 31.4% in 2004. The increase in the Corporation’s effective tax rate in 2005 was primarily due to a higher effective tax rate associated with Weston Financial.

Financial Condition
Summary
Total assets were $2.399 billion at December 31, 2006, down $2.8 million from December 31, 2005. Total liabilities declined $17.4 million in 2006, with total deposits increasing $38.7 million and FHLB advances decreasing $70.8 million. Shareholders’ equity totaled $173.1 million at December 31, 2006, compared to $158.4 million at the end of 2005. Washington Trust experienced relatively modest loan demand during 2006. The investment securities portfolio was reduced in 2006 through balance sheet repositioning transactions during the third and fourth quarters of 2006. Proceeds from these transactions were primarily used to reduce FHLB advances.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale or held to maturity at the time of purchase. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized. Securities designated as held to maturity are part of the Corporation’s portfolio of long-term interest-earning assets. These securities are classified as held to maturity because the Corporation has the intent and ability to hold them until maturity. Securities held to maturity are reported at amortized cost. At December 31, 2006, the Corporation’s portfolio consisted primarily of mortgage-backed securities and U.S. government treasury and agency securities. See Note 5 to the Consolidated Financial Statements for additional information.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy. Permissible bank investments include federal funds, banker’s acceptances, commercial paper, reverse repurchase agreements, interest-bearing deposits of federally insured banks, U.S. Treasury and government-sponsored agency debt obligations, including mortgage-backed securities and collateralized mortgage obligations, municipal securities, corporate debt, trust preferred securities, mutual funds, auction rate preferred stock, common and preferred equity securities, and FHLB stock.

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

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)
December 31,	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$157,285	30%	$107,651	18%	$137,663	19%
Mortgage-backed securities	293,787	56%	428,174	69%	491,847	67%
Corporate bonds	55,608	11%	63,195	10%	78,834	10%
Corporate stocks	19,716	3%	20,214	3%	27,322	4%
Total securities available for sale	$526,396	100%	$619,234	100%	$735,666	100%

(Dollars in thousands)
December 31,	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Securities Held to Maturity:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$42,000	24%	$47,250	29%	$30,000	19%
Mortgage-backed securities	69,340	39%	84,960	52%	105,753	69%
States and political subdivisions	66,115	37%	32,497	19%	18,639	12%
Total securities held to maturity	$177,455	100%	$164,707	100%	$154,392	100%

Total investment securities declined $80.1 million in 2006, primarily as a result of third and fourth quarter balance sheet repositioning transactions in response to the flat to inverted yield curve shape in effect during most of the period. These transactions included sales of mortgage-backed securities and other debt securities totaling $104.6 million with a realized loss of $3.5 million. The decision to sell lower yielding fixed and adjustable rate mortgage-backed securities was related to the inversion of the yield curve during the period caused by rising short-term interest rates and falling longer-term interest rates. The inversion of the yield curve resulted in both higher FHLB borrowing costs and a relative price appreciation on the sold mortgage-backed securities compared to earlier periods. The funds provided by reducing investment portfolio balances were primarily used to reduce advances from the FHLB, which have declined by $70.8 million in 2006. In addition, during 2006 equity securities were sold with a realized gain of $3.5 million.

The net unrealized losses on securities available for sale and held to maturity amounted to $1.7 million and $3.4 million at December 31, 2006 and 2005, respectively. See Note 5 to the Consolidated Financial Statements for detail of unrealized gains and losses on securities.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances. As of December 31, 2006 and 2005, the Corporation’s investment in FHLB stock totaled $28.7 million and $35.0 million, respectively.

Loans
The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Mortgages	$282,019	19%	$291,292	21%	$266,670	21%	$227,334	24%	$197,814	25%
Construction & development	32,233	2%	37,190	3%	29,263	2%	12,486	1%	10,337	1%
Other (1)	273,145	19%	226,252	16%	211,778	18%	168,657	18%	174,018	22%
Total commercial	587,397	40%	554,734	40%	507,711	41%	408,477	43%	382,169	48%
Residential real estate:
Mortgages	577,522	40%	565,680	40%	494,720	40%	375,706	39%	269,548	34%
Homeowner construction	11,149	-%	17,028	2%	18,975	1%	14,149	2%	11,338	1%
Total residential real estate	588,671	40%	582,708	42%	513,695	41%	389,855	41%	280,886	35%
Consumer:
Home equity lines	145,676	10%	161,100	11%	155,001	12%	80,523	12%	81,503	10%
Home equity loans	93,947	6%	72,288	5%	54,297	4%	35,935	4%	39,010	5%
Other (2)	44,295	4%	31,078	2%	18,972	2%	46,191	-%	11,558	2%
Total consumer loans	283,918	20%	264,466	18%	228,270	18%	162,649	16%	132,071	17%
Total loans	$1,459,986	100%	$1,401,908	100%	$1,249,676	100%	$960,981	100%	$795,126	100%

(1)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(2)	Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles

Washington Trust’s loan portfolio amounted to $1.460 billion at December 31, 2006, up $58.1 million, or 4.1%, in 2006. Modest growth occurred in all lines of business.

Commercial loans, including commercial real estate and construction loans, increased $32.7 million, or 5.9%, from the balance at December 31, 2005. Substantially all of the growth in commercial loans was the result of internal growth.

Consumer loans increased $19.5 million, or 7.4%, in 2006, led by growth in home equity loans.

The Corporation originates residential mortgages for both portfolio and sale, and purchases mortgages from other financial institutions. Residential real estate loans grew $6.0 million, or 1.0%, in 2006.

An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2006 follows:

(Dollars in thousands)
	1 Year	1 to 5	After 5
Matures in:	or Less	Years	Years	Totals
Construction and development (1)	$13,919	$6,038	$23,425	$43,382
Commercial - other	116,247	110,084	46,814	273,145
	$130,166	$116,122	$70,239	$316,527

(1)
Includes homeowner construction and commercial construction and development. Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Sensitivity to changes in interest rates for Real Estate Construction and Other Commercial loans due after one year is as follows:

(Dollars in thousands)		Floating or
	Predetermined	Adjustable
	Rates	Rates	Totals
Principal due after one year	$132,003	$54,358	$186,361

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned. Nonperforming assets were 0.11% of total assets at December 31, 2006, compared to 0.10% at December 31, 2005. Nonaccrual loans as a percentage of total loans increased slightly from 0.17% at the end of 2005 to 0.19% at December 31, 2006.

The following table presents nonperforming assets for the dates indicated:

(Dollars in thousands)

December 31,	2006	2005	2004	2003	2002
Nonaccrual loans:
Residential real estate	$721	$1,147	$1,027	$946	$1,202
Commercial and other:
Mortgages	981	394	2,357	342	1,356
Construction and development	-	-	390	-	-
Other	831	624	730	1,236	1,354
Consumer	190	249	227	219	265
Total nonaccrual loans	2,723	2,414	4,731	2,743	4,177
Other real estate owned, net	-	-	4	11	86
Total nonperforming assets	$2,723	$2,414	$4,735	$2,754	$4,263

Loans past due 90 days or more and accruing	$-	$-	$-	$-	$-

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

For the year ended December 31, 2006, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $218 thousand. Interest recognized on these loans amounted to approximately $192 thousand.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2006.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)

December 31,	2006	2005
Nonaccrual loans 90 days or more past due	$1,470	$1,257
Nonaccrual loans less than 90 days past due	1,253	1,157
Total nonaccrual loans	$2,723	$2,414

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

There were no restructured accruing loans as of December 31 in each of the years 2002 through 2006.

There were no loans whose terms had been restructured included in nonaccrual loans at December 31, 2006 and 2005.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2006. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual or restructured loans above. At December 31, 2006, potential problem loans amounted to approximately $2.9 million. The Corporation’s loan policy provides guidelines for the review of such loans in order to facilitate collection.

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

At December 31, 2006 and 2005, the balances of other real estate owned and repossessed assets were insignificant and were reported in other assets in the Corporations’ Consolidated Balance Sheets. Washington Trust occasionally provides financing to facilitate the sales of some of these properties. Financing is generally provided at market rates with credit terms similar to those available to other borrowers.

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

At December 31, 2006, the allowance for loan losses was $18.9 million, or 1.29% of the total loan portfolio, and 694% of total nonaccrual loans. This compares with an allowance of $17.9 million or 1.28% of the total loan portfolio, and 742% of total nonaccrual loans at December 31, 2005.

The following table reflects the activity in the allowance for loan losses for the dates presented:

(Dollars in thousands)

December 31,	2006	2005	2004	2003	2002
Balance at beginning of year	$17,918	$16,771	$15,914	$15,487	$13,593
Charge-offs:
Commercial:
Mortgages	-	85	215	-	27
Construction and development	-	-	-	-	-
Other	295	198	257	200	284
Residential:
Mortgages	-	-	-	-	29
Homeowner construction	-	-	-	-	-
Consumer	133	86	95	94	157
Total charge-offs	428	369	567	294	497
Recoveries:
Commercial:
Mortgages	-	71	36	17	72
Construction and development	-	-	34	-	-
Other	171	389	569	177	-
Residential:
Mortgages	-	-	-	-	-
Homeowner construction	-	-	-	-	-
Consumer	33	106	175	67	90
Total recoveries	204	566	814	261	162
Net charge-offs (recoveries)	224	(197)	(247)	33	335
Allowance on acquired loans	-	-	-	-	1,829
Reclassification of allowance
on off-balance sheet exposures	-	(250)	-	-	-
Provision charged to earnings	1,200	1,200	610	460	400
Balance at end of year	$18,894	$17,918	$16,771	$15,914	$15,487

Net charge-offs (recoveries) to average loans	.02%	(.01)%	(.02)%	-%	.05%

In 2005, the Corporation reclassified to other liabilities that portion of the allowance for loan losses related to off-balance sheet credit risk.

The following table presents the allocation of the allowance for loan losses:

(Dollars in thousands)

December 31,	2006	2005	2004	2003	2002
Commercial:
Mortgages	$4,757	$4,467	$4,385	$4,102	$3,161
% of these loans to all loans	19.3%	20.8%	21.3%	23.7%	24.9%

Construction and development	589	713	729	294	243
% of these loans to all loans	2.2%	2.7%	2.3%	1.3%	1.3%

Other	4,137	3,263	3,633	3,248	2,832
% of these loans to all loans	18.7%	16.1%	16.9%	17.6%	21.9%

Residential:
Mortgages	1,619	1,642	1,447	1,965	1,457
% of these loans to all loans	39.6%	40.3%	39.7%	39.0%	33.9%

Homeowner construction	56	43	47	74	61
% of these loans to all loans	0.8%	1.2%	1.5%	1.5%	1.4%

Consumer	1,882	1,585	1,323	1,507	1,305
% of these loans to all loans	19.4%	18.9%	18.3%	16.9%	16.6%

Unallocated	5,854	6,205	5,207	4,724	6,428
Balance at end of year	$18,894	$17,918	$16,771	$15,914	$15,487
	100.0%	100.0%	100.0%	100.0%	100.0%

Investment in Bank-Owned Life Insurance (“BOLI”)
BOLI amounted to $39.8 million and $30.4 million at December 31, 2006 and 2005, respectively. During the second quarter of 2006, Washington Trust purchased an additional $8 million in BOLI. BOLI provides a means to mitigate increasing employee benefit costs. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an interest sensitive asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies. Standard & Poor’s rated all such general account carriers “AA” or better at December 31, 2006. BOLI is included in the Consolidated Balance Sheets at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Deposits
Total deposits amounted to $1.678 billion at December 31, 2006, up $38.7 million, or 2.4%, from the balance at December 31, 2005. Excluding the $24.5 million decrease in brokered certificates of deposit, in-market deposits were up $63.2 million, or 4.4%, in 2006. Due to increases in short-term rates, Washington Trust has continued to experience a shift in the mix of deposits away from lower cost savings accounts and into higher cost premium money market accounts and certificates of deposit. Deposit gathering continues to be extremely competitive.

Demand deposits amounted to $186.5 million at December 31, 2006, down $9.6 million, or 4.9%, from December 31, 2005.

NOW account balances decreased $3.2 million, or 1.8%, in 2006 and totaled $175.5 million at December 31, 2006.

Money market account balances totaled $287.0 million at December 31, 2006, up $63.7 million, or 28.6%, from December 31, 2005.

During 2006, savings deposits declined $6.5 million, or 3.1%, and amounted to $206.0 million at December 31, 2006.

Time deposits (including brokered certificates of deposit) amounted to $823.0 million, down $5.7 million, or 0.7%, during 2006. The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources. Brokered time deposits amounted to $175.6 million, down $24.5 million, or 12.2%, during 2006. Excluding the brokered time deposits, time deposits rose $18.8 million, or 3.0%, in 2006 due to growth in consumer and commercial certificates of deposit.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. Proceeds from balance sheet repositioning transactions were utilized to reduce FHLB advances, which declined $70.8 million during 2006. Included in the December 31, 2006 balance are $49.5 million of callable advances with call dates ranging from January 2007 through November 2007.

In the third quarter of 2005, the Corporation issued $22.7 million of junior subordinated debentures and recorded a liability of $5.4 million for minimum future payments due in connection with the acquisition of Weston Financial. The Stock Purchase Agreement dated March 18, 2005, by and among the Corporation, Weston Financial and Weston Financial’s shareholders, provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  During the third quarter of 2006 the Corporation recognized a liability of $4.6 million, with a corresponding addition to goodwill, representing the 2006 portion of the earn-out period. See additional discussion on the acquisition in Note 2 to the Consolidated Financial Statements.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits. Deposits (demand, NOW, money market, savings and time deposits) funded approximately 69.6% of total average assets in 2006. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and federal funds purchased), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during 2006. Net loans as a percentage of total assets amounted to 60.1% at December 31, 2006, compared to 57.6% at December 31, 2005. Total securities as a percentage of total assets amounted to 29.3% at December 31, 2006, down from 32.6% at December 31, 2005.

For 2006, net cash used in financing activities amounted to $40.8 million and was used primarily to reduce FHLB advances. Net cash provided by investing activities was $18.0 million in 2006 and resulted primarily from maturities and principal payments of securities and proceeds from the sales of securities, offset in part by purchased loans and internal loan growth. Net cash provided by operating activities amounted to $28.5 million in 2006, $25.0 million of which was generated by net income. See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $173.1 million at December 31, 2006, compared to $158.4 million at December 31, 2005. The increase in shareholder’s equity in 2006 was primarily attributable to net income of $25.0 million, which was partially offset by $10.2 million in dividends to shareholders. As a result of the December 31, 2006 adoption of the recognition provisions of SFAS No. 158, Washington Trust recorded a $3.2 million charge to the accumulated other comprehensive loss component of shareholders’ equity. See Note 16 to the Consolidated Financial Statements for further discussion on the impact of the adoption of SFAS No. 158.

The ratio of total equity to total assets amounted to 7.21% at December 31, 2006, compared to 6.60% at December 31, 2005. Book value per share at December 31, 2006 amounted to $12.89, an 8.7% increase from the year-earlier amount of $11.86 per share. Tangible book value increased 10.6% from $7.79 per share at the end of 2005 to $8.61 per share at December 31, 2006.

In December 2006, the Bancorp’s Board of Directors approved a new common stock repurchase plan to replace its stock repurchase plan approved in 2001. The new plan authorizes the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions. No shares have been repurchased under the 2006 plan. During 2006, the Bancorp purchased 50,000 shares at a total cost of $1.4 million under the 2001 plan.

In connection with the August 2005 Weston Financial acquisition, trust preferred securities totaling $22 million were issued in the third quarter of 2005 by capital trusts created by the Corporation. In accordance with FIN 46-R, the capital trusts that issued the trust preferred securities are not consolidated into the Corporation’s financial statements, however, the Corporation reflects the amounts of junior subordinated debentures payable to the capital trusts as debt in its financial statements. The trust preferred securities qualify as Tier 1 capital.

The Corporation is subject to various regulatory capital requirements. The Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. On March 1, 2005, the Federal Reserve Board issued a final rule that retains trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. After a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged. See Note 13 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments. The following table summarizes our contractual cash obligations and other commitments at December 31, 2006.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$474,561	$154,935	$190,051	$59,308	$70,267
Junior subordinated debentures	22,681	-	-	-	22,681
Operating lease obligations	5,122	945	1,445	928	1,804
Software licensing arrangements	1,587	878	549	160	-
Treasury, tax and loan demand note	3,863	3,863	-	-	-
Deferred acquisition obligations	10,372	6,644	3,728	-	-
Other borrowings	449	65	58	68	258
Total contractual obligations	$518,635	$167,330	$195,831	$60,464	$95,010

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration - Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$122,376	$82,272	$12,318	$12,668	$15,118
Home equity lines	185,483	4,209	7,588	10,923	162,763
Other loans	10,671	8,662	1,422	587	-
Standby letters of credit	9,401	9,401	-	-	-
Forward loan commitments to:
Originate loans	2,924	2,924	-	-	-
Sell loans	5,066	5,066	-	-	-
Total commitments	$335,921	$112,534	$21,328	$24,178	$177,881

Off-Balance Sheet Arrangements
In the normal course of business, Washington Trust engages in a variety of financial transactions that, in accordance with accounting principles generally accepted in the United States, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts. Such transactions are used to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates. These financial transactions include commitments to extend credit, standby letters of credit, financial guarantees, interest rate swaps and floors, and commitments to originate and commitments to sell fixed rate mortgage loans. These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

For the year ended December 31, 2006, Washington Trust engaged in no off-balance sheet transactions reasonably likely to have a material effect on the consolidated financial condition.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of December 31, 2006 and 2005, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of December 31, 2006 and 2005. Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

December 31,	2006		2005
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-1.63%	-2.47%	-0.08%	-1.18%
100 basis point rate increase	-1.18%	-5.03%	0.93%	-0.14%
200 basis point rate increase	-0.78%	-8.01%	1.59%	-1.31%

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

The negative exposure of net interest income to rising rates as compared to an unchanged rate scenario results from more rapid increases in funding costs than for asset yields. The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving a further flattening or inversion of the yield curve, incorporates certain assumptions regarding the shift in mix from low-cost core savings deposits to higher-cost deposit categories, which has characterized a shift in funding mix during the current rising interest rate cycle. Although asset yields would also increase in a rising interest rate environment, the cumulative impact of relative growth in the higher cost deposit categories suggests that by Year 2 of rising interest rate scenarios, the increase in the Corporation’s cost of funds could result in a relative decline in net interest margin compared to an unchanged rate scenario. For simulation purposes, core savings rate changes are anticipated to lag other market rates related to loan and investment yields in both timing and magnitude.

While the ALCO reviews simulation assumptions to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin since the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated. Firstly, simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost money market and time deposits in a rising interest rate environment as noted above. The static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior. Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates. Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates. The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO’s estimates. Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments. Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value. Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of December 31, 2006 and 2005 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and government-sponsored agency securities (noncallable)	$2,867	$(5,250)
U.S. government-sponsored agency securities (callable)	1,259	(5,947)
Mortgage-backed securities	7,025	(17,450)
Corporate securities	416	(800)
Total change in market value as of December 31, 2006	$11,567	$(29,447)

Total change in market value as of December 31, 2005	$13,533	$(34,327)

See Note 15 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on our assessment of the Corporation’s internal control over financial reporting. This report appears on the following page of this Annual Report on Form 10-K.

/s/ John C. Warren	/s/ David V Devault
John C. Warren Chairman and Chief Executive Officer	David V. Devault Executive Vice President, Secretary, Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that Washington Trust Bancorp, Inc. and subsidiaries (the “Corporation”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the COSO. Also, in our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated March 12, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island
March 12, 2007

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2007 expressed an unqualified opinion on management's assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island
March 12, 2007

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED BALANCE SHEETS
December 31,	2006	2005
Assets:
Cash and due from banks	$54,337	$48,997
Federal funds sold and other short-term investments	17,572	17,166
Mortgage loans held for sale	2,148	439
Securities:
Available for sale, at fair value; amortized cost $525,966 in 2006 and $620,638 in 2005	526,396	619,234
Held to maturity, at cost; fair value $175,369 in 2006 and $162,756 in 2005	177,455	164,707
Total securities	703,851	783,941
Federal Home Loan Bank stock, at cost	28,727	34,966
Loans:
Commercial and other	587,397	554,734
Residential real estate	588,671	582,708
Consumer	283,918	264,466
Total loans	1,459,986	1,401,908
Less allowance for loan losses	18,894	17,918
Net loans	1,441,092	1,383,990
Premises and equipment, net	24,307	23,737
Accrued interest receivable	11,268	10,594
Investment in bank-owned life insurance	39,770	30,360
Goodwill	44,558	39,963
Identifiable intangible assets, net	12,816	14,409
Other assets	18,719	13,441
Total assets	$2,399,165	$2,402,003
Liabilities:
Deposits:
Demand deposits	$186,533	$196,102
NOW accounts	175,479	178,677
Money market accounts	286,998	223,255
Savings accounts	205,998	212,499
Time deposits	822,989	828,725
Total deposits	1,677,997	1,639,258
Dividends payable	2,556	2,408
Federal Home Loan Bank advances	474,561	545,323
Junior subordinated debentures	22,681	22,681
Other borrowings	14,684	9,774
Accrued expenses and other liabilities	33,630	24,113
Total liabilities	2,226,109	2,243,557
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares in 2006 and 2005;
issued 13,492,110 shares in 2006 and 13,372,295 shares in 2005	843	836
Paid-in capital	35,893	32,778
Retained earnings	141,548	126,735
Accumulated other comprehensive loss	(3,515)	(1,653)
Treasury stock, at cost; 62,432 shares in 2006 and 10,519 shares in 2005	(1,713)	(250)
Total shareholders’ equity	173,056	158,446
Total liabilities and shareholders’ equity	$2,399,165	$2,402,003

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

Years ended December 31,	2006	2005	2004
Interest income:
Interest and fees on loans	$92,190	$78,931	$60,828
Interest on securities:
Taxable	33,763	32,934	33,125
Nontaxable	1,618	886	662
Dividends on corporate stock and Federal Home Loan Bank stock	2,842	2,491	2,105
Interest on federal funds sold and other short-term investments	721	451	133
Total interest income	131,134	115,693	96,853
Interest expense:
Deposits	46,982	32,186	22,197
Federal Home Loan Bank advances	20,916	22,233	20,153
Junior subordinated debentures	1,352	458	-
Other	410	160	62
Total interest expense	69,660	55,037	42,412
Net interest income	61,474	60,656	54,441
Provision for loan losses	1,200	1,200	610
Net interest income after provision for loan losses	60,274	59,456	53,831
Noninterest income:
Wealth management services:
Trust and investment advisory fees	19,099	14,407	12,385
Mutual fund fees	4,665	1,336	-
Financial planning, commissions and other service fees	2,616	919	663
Wealth management services	26,380	16,662	13,048
Service charges on deposit accounts	4,915	4,502	4,483
Merchant processing fees	6,208	5,203	4,259
Income from bank-owned life insurance	1,410	1,110	1,175
Net gains on loan sales and commissions on loans originated for others	1,423	1,679	1,901
Net realized gains on securities	443	357	248
Other income	1,404	1,433	1,791
Total noninterest income	42,183	30,946	26,905
Noninterest expense:
Salaries and employee benefits	38,698	32,133	28,816
Net occupancy	3,888	3,460	3,201
Equipment	3,370	3,456	3,267
Merchant processing costs	5,257	4,319	3,534
Outsourced services	2,009	1,723	1,616
Advertising and promotion	1,894	1,977	1,748
Legal, audit and professional fees	1,637	1,900	1,535
Amortization of intangibles	1,593	852	644
Other	6,989	6,573	6,012
Total noninterest expense	65,335	56,393	50,373
Income before income taxes	37,122	34,009	30,363
Income tax expense	12,091	10,985	9,534
Net income	$25,031	$23,024	$20,829

Weighted average shares outstanding - basic	13,424.1	13,315.2	13,227.8
Weighted average shares outstanding - diluted	13,723.2	13,626.7	13,542.7
Per share information:
Basic earnings per share	$1.86	$1.73	$1.57
Diluted earnings per share	$1.82	$1.69	$1.54
Cash dividends declared per share	$.76	$.72	$.68

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
					Accumulated
	Common				Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars and shares in thousands)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2004	13,195	$825	$29,846	$101,492	$6,101	$(209)	$138,055
Net income for 2004				20,829			20,829
Unrealized gains on securities,
net of $383 income tax expense					1,006		1,006
Reclassification adjustments for net
realized gains included in net income,
net of $87 income tax expense					(161)		(161)
Minimum pension liability adjustment,
net of $5 income tax benefit					(9)		(9)
Comprehensive income							21,665
Cash dividends declared				(9,007)			(9,007)
Share-based compensation			135				135
Deferred compensation plan	(1)					(1)	(1)
Exercise of stock options and
related tax benefit	80	5	1,000			125	1,130
Shares repurchased	(5)					(125)	(125)
Balance at December 31, 2004	13,269	$830	$30,981	$113,314	$6,937	$(210)	$151,852
Net income for 2005				23,024			23,024
Unrealized losses on securities,
net of $4,443 income tax benefit					(8,061)		(8,061)
Reclassification adjustments for net
realized gains included in net income,
net of $125 income tax expense					(232)		(232)
Minimum pension liability adjustment,
net of $160 income tax benefit					(297)		(297)
Comprehensive income							14,434
Cash dividends declared				(9,603)			(9,603)
Share-based compensation			372				372
Deferred compensation plan	(1)		7			(40)	(33)
Exercise of stock options and
related tax benefit	66	4	814				818
Shares issued - dividend reinvestment
plan and other	28	2	604				606
Balance at December 31, 2005	13,362	$836	$32,778	$126,735	$(1,653)	$(250)	$158,446
Net income for 2006				25,031			25,031
Unrealized gains on securities, net
of $843 income tax expense					1,432		1,432
Reclassification adjustments for net
realized gains included in net income,
net of $322 income tax expense					(121)		(121)
Minimum pension liability adjustment,
net of $33 income tax expense					61		61
Comprehensive income							26,403
Adjustment to initially apply SFAS No. 158,
net of $1,741 income tax benefit					(3,234)		(3,234)
Cash dividends declared				(10,218)			(10,218)
Share-based compensation			694				694
Deferred compensation plan	(5)		7			(144)	(137)
Exercise of stock options and
related tax benefit	77	5	1,200			91	1,296
Shares issued - dividend reinvestment plan	46	2	1,214				1,216
Shares repurchased	(50)					(1,410)	(1,410)
Balance at December 31, 2006	13,430	$843	$35,893	$141,548	$(3,515)	$(1,713)	$173,056

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2006	2005	2004
Cash flows from operating activities:
Net income	$25,031	$23,024	$20,829
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,200	1,200	610
Depreciation of premises and equipment	2,995	3,020	3,124
Net amortization of premium and discount	1,252	2,295	2,758
Net amortization of intangibles	1,593	852	644
Share-based compensation	694	372	135
Deferred income tax benefit	(1,969)	(1,296)	(296)
Earnings from bank-owned life insurance	(1,410)	(1,110)	(1,175)
Net gains on loan sales	(1,423)	(1,679)	(1,901)
Net realized gains on securities	(443)	(357)	(248)
Proceeds from sales of loans	44,398	65,000	67,426
Loans originated for sale	(45,082)	(63,045)	(64,456)
Increase in accrued interest receivable, excluding purchased interest	(513)	(1,008)	(1,075)
(Increase) decrease in other assets	(2,175)	4,970	(1,755)
Increase (decrease) in accrued expenses and other liabilities	4,689	(3,145)	1,578
Other, net	(372)	(450)	(12)
Net cash provided by operating activities	28,465	28,643	26,186
Cash flows from investing activities:
Purchases of: Mortgage-backed securities available for sale	(39,279)	(84,852)	(174,933)
Other investment securities available for sale	(77,111)	(57,401)	(122,354)
Mortgage-backed securities held to maturity	-	(17,505)	(6,131)
Other investment securities held to maturity	(38,358)	(28,184)	(38,406)
Proceeds from sales of: Mortgage-backed securities available for sale	92,401	11,426	-
Other investment securities available for sale	14,465	56,116	4,604
Maturities and principal payments of: Mortgage-backed securities available for sale	86,778	128,019	144,896
Other investment securities available for sale	16,999	48,995	85,500
Mortgage-backed securities held to maturity	16,019	25,957	43,030
Other investment securities held to maturity	9,360	9,052	12,160
Remittance (purchase) of Federal Home Loan Bank stock	6,239	(593)	(2,909)
Net increase in loans	(25,047)	(78,822)	(169,228)
Purchases of loans, including purchased interest	(33,238)	(73,520)	(119,796)
Proceeds from the sale of other real estate owned	380	4	6
Purchases of premises and equipment	(3,571)	(2,443)	(2,431)
Purchases of bank-owned life insurance	(8,000)	-	-
Equity investment in capital trusts	-	(681)	-
Cash paid for acquisition, net of cash acquired	-	(19,827)	-
Net cash provided by (used in) investing activities	18,037	(84,259)	(345,992)
Cash flows from financing activities:
Net increase in deposits	38,740	181,384	251,767
Net increase in other borrowings	315	970	1,106
Proceeds from Federal Home Loan Bank advances	516,162	669,643	1,077,228
Repayment of Federal Home Loan Bank advances	(586,868)	(796,919)	(1,011,465)
Purchase of treasury stock, including deferred compensation plan activity	(1,547)	(33)	(126)
Proceeds from the issuance of common stock under dividend reinvestment plan	1,216	606	-
Proceeds from the exercise of stock options	912	367	561
Tax benefit from stock option exercises	384	451	569
Proceeds from the issuance of junior subordinated debentures	-	22,681	-
Cash dividends paid	(10,070)	(9,452)	(8,863)
Net cash (used in) provided by financing activities	(40,756)	69,698	310,777
Net increase (decrease) in cash and cash equivalents	5,746	14,082	(9,029)
Cash and cash equivalents at beginning of year	66,163	52,081	61,110
Cash and cash equivalents at end of year	$71,909	$66,163	$52,081

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31,	2006	2005	2004
Noncash Investing and Financing Activities:
Loans charged off	$428	$369	$567
Net transfers from loans to other real estate owned	385	-	-

In conjunction with the purchase acquisition detailed in Note 2 to the Consolidated
Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired, excluding cash	4,595	32,561	-
Fair value of liabilities assumed	-	7,347	-
Net assets acquired, excluding cash	4,595	25,214	-
Less:
Deferred acquisition obligation incurred	4,595	5,387	-
Cash paid for acquisition, net of cash acquired	-	19,827	-

Supplemental Disclosures:
Interest payments	68,946	53,722	41,305
Income tax payments	14,054	11,962	9,731

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005

General
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company and financial holding company. The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank founded in 1800. Through its subsidiaries, the Bancorp offers a complete product line of financial services including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its branch offices in Rhode Island, Massachusetts and southeastern Connecticut.

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

Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the interest method. The amortization and accretion is included in interest income on securities. Realized gains or losses from sales of equity securities are determined using the average cost method, while other realized gains and losses are determined using the specific identification method.

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
December 31, 2006 and 2005

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

Allowance for Loan Losses
A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for certain specific loans, (2) general loss allocations for certain loan types based on credit grade and loss experience factors, and (3) general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with accounting principles generally accepted in the United States of America (SFAS No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15”). Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible.

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
December 31, 2006 and 2005

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

Fee Revenue
Revenue from wealth management services is primarily accrued as earned based upon a percentage of asset values under administration. Certain trust service and financial planning fee revenue is recognized to the extent that services have been completed. Fee revenue from deposit service charges is generally recognized when earned. Fee revenue for merchant processing services is generally accrued as earned.

Pension Costs
Effective December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement required that the funded status of an employer’s postretirement benefit plan, measured as the difference between the fair value of plan assets and the projected benefit obligation, be recognized in its statement of financial position. This Statement also requires that changes in the funded status of a defined benefit plan, including actuarial gains and losses and prior service costs and credits, must be recognized in comprehensive income in the year in which the changes occur.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Corporation accounted for its defined benefit post-retirement plans under SFAS No. 87, “Employers Accounting for Pensions”. SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation liability exceeded the fair value of plan assets. Minimum pension liability adjustments were recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity. Under SFAS No. 87, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods.

Pension benefits are accounted for using the net periodic benefit cost method, which recognizes the compensation cost of an employee’s pension benefit over that employee’s approximate service period.

Stock-Based Compensation
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, using the modified prospective basis. Under this method, compensation cost includes the portion of awards vested in the period for (1) all share-based payments granted prior to, but not vested as of December 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123; and (2) all share-based payments granted subsequent to December 31, 2005, based on the grant date fair value.

Prior to January 1, 2006, compensation cost for stock-based compensation plans was measured using the intrinsic value based method prescribed by Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Under APB Opinion No. 25, because the exercise price of the stock options equaled the market price of the underlying stock on the date of grant (intrinsic value method), no compensation expense was recognized.

Income Taxes
Income tax expense is determined based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

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

Derivative Instruments and Hedging Activities
Derivatives are accounted for in accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS Nos. 137, 138 and 149. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. Changes in the fair value of the derivatives are reported in either earnings or other comprehensive income (loss), depending on the use of the derivative and whether or not it qualifies for hedge accounting. Hedge accounting treatment is permitted only if specific criteria are met, including a requirement that the hedging relationship be highly effective both at inception and on an ongoing basis. Accounting for hedges varies based on the type of hedge — fair value or cash flow. Results of effective hedges are recognized in current earnings for fair value hedges and in other comprehensive income (loss) for cash flow hedges. Ineffective portions of hedges are recognized immediately in earnings and are not deferred. There may be increased volatility in net income and other comprehensive income (loss) on an ongoing basis as a result of accounting for derivative instruments in accordance with SFAS No. 133, as amended.

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
December 31, 2006 and 2005

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

The acquisition of Weston Financial increased the size and range of products and services offered by Washington Trust’s wealth management services group. As a result of the Weston Financial acquisition, wealth management assets under administration increased from approximately $1.9 billion to $3.3 billion in 2005.

Pursuant to the Stock Purchase Agreement dated March 18, 2005, by and among the Corporation, Weston Financial and Weston Financial’s shareholders, the Corporation purchased all of the outstanding shares of capital stock of Weston Financial in exchange for an aggregate amount of cash equal to $20.3 million plus certain future payments. The future payments include minimum payments of $2 million per year in each of the years 2007, 2008 and 2009. The present value of these minimum payments is included in Other Borrowings in the Consolidated Balance Sheet. In addition, the transaction is structured to provide for the contingent payment of additional amounts up to a maximum of $18.5 million based on operating results in each of the years during a three-year earn-out period ending December 31, 2008. During the third quarter of 2006 the Corporation recognized a liability for the 2006 portion of the earn-out period, with a corresponding addition to goodwill. Goodwill is not deductible for tax purposes. Contingent payments are added to goodwill and recorded as liabilities at the time the payments are determinable beyond a reasonable doubt.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

The following table summarizes the fair values of the assets acquired and liabilities assumed for Weston Financial at August 31, 2005, the date of acquisition.

(Dollars in thousands)
Assets:
Cash and due from banks	$1,060
Short-term investments	142
Equipment, net	72
Goodwill	17,372
Other identified intangible assets	13,952
Other assets	1,165
Total assets acquired	$33,763
Liabilities:
Accrued expenses and other liabilities	$7,347
Total liabilities acquired	7,347
Net assets acquired	$26,416

Washington Trust financed the payments made at closing through the issuance of two series of trust preferred stock by newly-formed special purpose finance entities in an aggregate amount of $22 million (see Note 12). In connection with the transaction Washington Trust also elected to become a financial holding company.

(3) New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections”. SFAS No 154 replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”, and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. APB Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used or as the adjustment of previously issued financial statements to reflect a change in the reporting entity. SFAS No. 154 also redefines restatement as the revising of previously issued financial statements to reflect the correction of an error. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. This Statement carries forward without change the guidance contained in APB Opinion No. 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS No. 154 also carries forward the guidance in APB Opinion No. 20 requiring justification of a change in accounting principle on the basis of preferability. SFAS No. 154 was effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Corporation’s financial position or results of operations.

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
December 31, 2006 and 2005

beginning after December 15, 2005. The adoption of FSP 115-1 did not have a material impact on the Corporation’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This Statement eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Prior periods should not be restated. The Corporation believes the adoption of SFAS No. 155 will not have a material impact on the Corporation’s financial position or results of operations.

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

In June 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The Corporation believes that the adoption of FIN 48 will not have a material impact on the Corporation’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132(R)”. This Statement requires that the funded status of an employer’s postretirement benefit plan be recognized in its statement of financial position. This Statement also requires that changes in the funded status of a defined benefit plan, including actuarial gains and losses and prior service costs and credits, must be recognized in comprehensive income in the year in which the changes occur. In addition, SFAS No. 158 requires the measurement of the defined benefit plan’s assets and obligations as of the employer’s fiscal year end. The requirements to recognize funded status and any changes in that funded status are effective as of the first fiscal year ending after December 15, 2006. The requirement to

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

measure the plan’s assets and obligations as of the employer’s fiscal year end is effective for fiscal years ending after December 15, 2008. The Corporation adopted the recognition and disclosure requirements of SFAS No. 158 effective December 31, 2006. Washington Trust is currently evaluating the impact that the measurement date provisions of SFAS No. 158 will have on its consolidated financial statements.

The SEC released Staff Accounting Bulletin No. 108 (“SAB 108”) in September 2006. SAB 108 provides guidance on how the effects of the carryover or reversal of prior year financial statement misstatements should be considered in quantifying a current period misstatement. In addition, upon adoption, SAB 108 permits the Corporation to adjust the cumulative effect of immaterial errors relating to prior years in the carrying amount of assets and liabilities as of the beginning of the current fiscal year, with an offsetting adjustment to the opening balance of retained earnings. SAB 108 also requires the adjustment of any prior quarterly financial statement within the fiscal year of adoption for the effects of such errors on the quarters when the information is next presented. The adoption of SAB 108 did not have a material impact on the Corporation’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an amendment to FASB no. 115”. This Statement permits instrument-by-instrument election of fair value for entire financial instruments, with changes in value realized in earnings. The election is available upon adoption of SFAS No. 159, for newly recognized financial instruments, or for financial instruments that are required to be remeasured. The fair value option election may not be made for (1) an investment that would otherwise be consolidated, (2) pension benefit, postretirement benefit, postemployment benefit, employee stock option, stock purchase, and other deferred compensation plans, (3) financial assets and liabilities recognized under lease contracts per SFAS No. 13, (4) firm commitments that would otherwise not be recognized at inception and that only involve financial instruments, (5) demand deposit account liabilities, (6) nonfinancial insurance contracts and warranties that the insurer can settle by paying a third party to provide those goods or services, and (7) host financial instruments resulting from separation of an embedded nonfinancial derivative instrument from a nonfinancial hybrid instrument. The fair value election cannot be revoked unless a new election date occurs. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Instruments.” Retrospective application is allowed for early adopters, prohibited for others. The choice to adopt early must be made within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Corporation is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

(4) Cash and Due From Banks
The Bank is required to maintain certain average reserve balances with the Federal Reserve Board. Such reserve balances amounted to $18.8 million and $18.9 million at December 31, 2006 and 2005, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

(5) Securities
Securities are summarized as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$157,383	$778	$(876)	$157,285
Mortgage-backed securities	298,038	923	(5,174)	293,787
Corporate bonds	55,569	291	(252)	55,608
Corporate stocks	14,976	4,915	(175)	19,716
Total securities available for sale	525,966	6,907	(6,477)	526,396
Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	42,000	-	(422)	41,578
Mortgage-backed securities	69,340	440	(1,604)	68,176
States and political subdivisions	66,115	88	(588)	65,615
Total securities held to maturity	177,455	528	(2,614)	175,369
Total securities	$703,421	$7,435	$(9,091)	$701,765

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2005	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$107,135	$1,332	$(816)	$107,651
Mortgage-backed securities	436,142	1,019	(8,987)	428,174
Corporate bonds	63,565	346	(716)	63,195
Corporate stocks	13,796	6,573	(155)	20,214
Total securities available for sale	620,638	9,270	(10,674)	619,234
Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	47,250	-	(797)	46,453
Mortgage-backed securities	84,960	768	(1,527)	84,201
States and political subdivisions	32,497	72	(467)	32,102
Total securities held to maturity	164,707	840	(2,791)	162,756
Total securities	$785,345	$10,110	$(13,465)	$781,990

Included in corporate stocks at December 31, 2006 are preferred stocks, which are callable at the discretion of the issuer, with an amortized cost of $10.1 million and a fair value of $10.2 million. Call features on these stocks range from six months to four years.

At December 31, 2006 and 2005, the available for sale and held to maturity securities portfolio included $1.7 million and $3.4 million of net pretax unrealized losses, respectively. Included in these net amounts were gross unrealized losses amounting to $9.1 million and $13.5 million at December 31, 2006 and 2005, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

The following tables summarize, for all securities in an unrealized loss position at December 31, 2006 and 2005, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2006	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	8	$52,751	$211	14	$94,393	$1,087	22	$147,144	$1,298
Mortgage-backed securities	7	20,620	122	69	240,457	6,656	76	261,077	6,778
States and
political subdivisions	61	45,948	419	12	6,747	169	73	52,695	588
Corporate bonds	2	6,130	34	8	17,846	218	10	23,976	252
Subtotal, debt securities	78	125,449	786	103	359,443	8,130	181	484,892	8,916
Corporate stocks	5	5,823	110	4	1,494	65	9	7,317	175
Total temporarily
impaired securities	83	$131,272	$896	107	$360,937	$8,195	190	$492,209	$9,091

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2005	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	12	$70,586	$827	6	$43,464	$786	18	$114,050	$1,613
Mortgage-backed securities	56	178,688	2,565	47	238,844	7,949	103	417,532	10,514
States and
political subdivisions	33	19,129	349	5	3,557	118	38	22,686	467
Corporate bonds	5	10,929	75	9	25,019	641	14	35,948	716
Subtotal, debt securities	106	279,332	3,816	67	310,884	9,494	173	590,216	13,310
Corporate stocks	6	2,617	126	1	483	29	7	3,100	155
Total temporarily
impaired securities	112	$281,949	$3,942	68	$311,367	$9,523	180	$593,316	$13,465

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to interest rates. The majority of the loss for debt securities reported in an unrealized loss position at December 31, 2006 was concentrated in mortgage-backed securities purchased during 2003 and 2004, during which time interest rates were at or near historical lows. The market value for these and other security holdings included in this analysis have declined due to the relative increase in short and medium term interest rates since the middle of 2004. The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of future interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. The Corporation has the ability and intent to hold these investments to full recovery of the cost basis. The debt securities in an unrealized loss position at December 31, 2006 consisted of 181 debt security holdings. The largest loss percentage of any single holding was 4.75% of its amortized cost.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

The Corporation believes that the nature and duration of impairment on its equity securities holdings are a function of general financial market movements and industry conditions. The Corporation has the ability and intent to hold these investments to full recovery of the cost basis. The equity securities in an unrealized loss position at December 31, 2006 consisted of nine holdings of financial and commercial entities. The largest loss percentage position of any single holding was 10.34% of its cost.

The maturities of debt securities as of December 31, 2006 are presented below. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments. All other securities are included based on contractual maturities. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt obligations are not computed on a tax equivalent basis. Included in the securities portfolio at December 31, 2006 were debt securities with an aggregate carrying value of $174.5 million that are callable at the discretion of the issuers. Final maturities of the callable securities range from fifteen months to twenty-two years, with call features ranging from one month to ten years.

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies:
Amortized cost	$17,183	$110,309	$29,891	$-	$157,383
Weighted average yield	5.98%	5.01%	5.43%	-%	5.19%
Mortgage-backed securities:
Amortized cost	62,987	152,015	66,940	16,096	298,038
Weighted average yield	5.05%	5.13%	5.13%	5.30%	5.12%
Corporate bonds:
Amortized cost	14,002	12,002	8,721	20,844	55,569
Weighted average yield	5.80%	5.65%	5.73%	6.58%	6.05%
Total debt securities:
Amortized cost	$94,172	$274,326	$105,552	$36,940	$510,990
Weighted average yield	5.33%	5.10%	5.27%	6.02%	5.25%
Fair value	$93,272	$272,098	$104,585	$36,725	$506,680

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals
Securities Held to Maturity:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies:
Amortized cost	$25,000	$17,000	$-	$-	$42,000
Weighted average yield	3.17%	4.19%	-%	-%	3.58%
Mortgage-backed securities:
Amortized cost	13,740	34,775	17,652	3,173	69,340
Weighted average yield	5.06%	4.94%	4.69%	5.18%	4.91%
States and political subdivisions:
Amortized cost	1,470	2,291	15,186	47,168	66,115
Weighted average yield	4.39%	3.00%	3.62%	3.95%	3.85%
Total debt securities:
Amortized cost	$40,210	$54,066	$32,838	$50,341	$177,455
Weighted average yield	3.86%	4.62%	4.20%	4.02%	4.20%
Fair value	$39,717	$53,294	$32,427	$49,931	$175,369

The following is a summary of amounts relating to sales of securities available for sale:

(Dollars in thousands)

Years ended December 31,	2006	2005	2004
Proceeds from sales	$106,866	$67,542	$4,604

Gross realized gains	$3,984	$1,840	$937
Gross realized losses	(3,541)	(1,451)	(689)
Other than temporary write-downs	-	(32)	-
Net realized gains	$443	$357	$248

Included in net realized gains on securities in 2005 were $32 thousand in loss write-downs on certain equity securities deemed to be other-than-temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers.

Included in other noninterest expense for the years ended December 31, 2006, 2005 and 2004 were contributions of appreciated equity securities to the Corporation’s charitable foundation amounting to $513 thousand, $522 thousand and $454 thousand, respectively. These transactions resulted in realized securities gains of $381 thousand, $369 thousand and $387 thousand, respectively, for the same periods.

Securities available for sale and held to maturity with a fair value of $557.4 million and $564.3 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain public deposits at December 31, 2006 and 2005, respectively. (See Note 12 to the Consolidated Financial Statements for additional discussion of FHLB borrowings). In addition, securities available for sale and held to maturity with a fair value of $9.6 million and $13.8 million were collateralized for the discount window at the Federal Reserve Bank at December 31, 2006 and 2005, respectively. There were no borrowings with the Federal Reserve Bank at either date. Securities available for sale with a fair value of $2.1 million and $2.2 million were designated in a rabbi trust for a nonqualified retirement plan at December 31, 2006 and 2005, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

(6) Loans
The following is a summary of loans:
(Dollars in thousands)	December 31, 2006		December 31, 2005
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$282,019	19%	$291,292	21%
Construction and development (2)	32,233	2%	37,190	3%
Other (3)	273,145	19%	226,252	16%
Total commercial	587,397	40%	554,734	40%

Residential real estate:
Mortgages (4)	577,522	40%	565,680	40%
Homeowner construction	11,149	-%	17,028	2%
Total residential real estate	588,671	40%	582,708	42%

Consumer
Home equity lines	145,676	10%	161,100	11%
Home equity loans	93,947	6%	72,288	5%
Other (5)	44,295	4%	31,078	2%
Total consumer	283,918	20%	264,466	18%
Total loans (6)	$1,459,986	100%	$1,401,908	100%

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
(6) Net of unamortized loan origination fees, net of costs, totaling $277 thousand and $373 thousand at December 31, 2006 and December 31, 2005, respectively. Also includes $342 thousand and $753 thousand of premium, net of discount, on purchased loans at December 31, 2006 and December 31, 2005, respectively.

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

Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 2006 and 2005 was $2.7 million and $2.4 million, respectively. Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $218 thousand in 2006 and $171 thousand in 2005. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $192 thousand in 2006 and $176 thousand in 2005.

There were no accruing loans 90 days or more past due at December 31, 2006 and 2005.

There were no loans whose terms had been restructured included in nonaccrual loans at December 31, 2006 and 2005.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

Impaired Loans
Impaired loans consist of all nonaccrual commercial loans. The following is a summary of impaired loans:

(Dollars in thousands)
December 31,	2006	2005
Impaired loans requiring an allowance	$1,393	$332
Impaired loans not requiring an allowance	419	686
Total recorded investment in impaired loans	$1,812	$1,018

(Dollars in thousands)
Years ended December 31,	2006	2005	2004
Average recorded investment in impaired loans	$1,105	$1,076	$3,300

Interest income recognized on impaired loans	$192	$94	$222

Loan Servicing Activities
An analysis of loan servicing rights for the years ended December 31, 2006, 2005 and 2004 follows:

(Dollars in thousands)	Loan
	Servicing	Valuation
	Rights	Allowance	Total
Balance at December 31, 2003	$1,300	$(579)	$721
Loan servicing rights capitalized	487	-	487
Amortization (1)	(311)	-	(311)
Direct write-down	(146)	146	-
Decrease in impairment reserve (2)	-	102	102
Balance at December 31, 2004	1,330	(331)	999
Loan servicing rights capitalized	391	-	391
Amortization (1)	(375)	-	(375)
Decrease in impairment reserve (2)	-	71	71
Balance at December 31, 2005	1,346	(260)	1,086
Loan servicing rights capitalized	255	-	255
Amortization (1)	(419)	-	(419)
Decrease in impairment reserve (2)	-	36	36
Balance at December 31, 2006	$1,182	$(224)	$958

(1)	Amortization expense is charged against loan servicing fee income.
(2)	(Increases) and decreases in the impairment reserve are recorded as (reductions) and additions to loan servicing fee income.

Estimated aggregate amortization expense related to loan servicing assets is as follows:

(Dollars in thousands)
Years ending December 31:	2007	$232
	2008	188
	2009	151
	2010	121
	2011	96

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements. Loans serviced for others are not included in the Consolidated Balance Sheets. Balance of loans serviced for others, by type of loan:

(Dollars in thousands)
December 31,	2006	2005
Residential mortgages	$64,269	$66,533
Commercial loans	28,196	35,705
Total	$92,465	$102,238

Loans to Related Parties
The Corporation has made loans in the ordinary course of business to certain directors and executive officers including their immediate families and their affiliated companies. Such loans were made under normal interest rate and collateralization terms. Activity related to these loans in 2006 was as follows:

(Dollars in thousands)
Balance at beginning of year	$17,495
Additions	7,300
Reductions	(8,106)
Balance at end of year	$16,689

(7) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
Years ended December 31,	2006	2005	2004
Balance at beginning of year	$17,918	$16,771	$15,914
Reclassification of allowance on off-balance sheet exposures	-	(250)	-
Provision charged to expense	1,200	1,200	610
Recoveries of loans previously charged off	204	566	814
Loans charged off	(428)	(369)	(567)
Balance at end of year	$18,894	$17,918	$16,771

Included in the allowance for loan losses at December 31, 2006, 2005 and 2004 was an allowance for impaired loans amounting to $258 thousand, $44 thousand and $236 thousand, respectively.

(8) Premises and Equipment
The following is a summary of premises and equipment:

(Dollars in thousands)
December 31,	2006	2005
Land and improvements	$4,203	$4,026
Premises and improvements	29,298	28,921
Furniture, fixtures and equipment	22,839	20,634
	56,340	53,581
Less accumulated depreciation	32,033	29,844
Total premises and equipment, net	$24,307	$23,737

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

Depreciation of premises and equipment amounted to $3.0 million, $3.0 million and $3.1 million of expense for the years ended December 31, 2006, 2005 and 2004, respectively.

At December 31, 2006, the Corporation was committed to rent premises used in banking operations under noncancellable operating leases. Rental expense under the operating leases amounted to $963 thousand, $706 thousand and $569 thousand for 2006, 2005 and 2004, respectively. The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)
Years ending December 31:	2007	$945
	2008	743
	2009	702
	2010	506
	2111	422
	2012 and thereafter	1,804
Total minimum lease payments		$5,122

Lease expiration dates range from four months to fifteen years, with renewal options of one to twenty years.

(9) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the year ended December 31, 2006 were as follows:

Goodwill
		Wealth
(Dollars in thousands)	Commercial	Management
	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2004	$22,591	$-	$22,591
Additions to goodwill during the period	-	17,372	17,372
Impairment recognized	-	-	-
Balance at December 31, 2005	22,591	17,372	39,963
Additions to goodwill during the period	-	4,595	4,595
Impairment recognized	-	-	-
Balance at December 31, 2006	$22,591	$21,967	$44,558

Other Intangible Assets

(Dollars in thousands)			Non-compete Agreements
	Core Deposit	Advisory	Weston
	Intangible	Contracts	Financial	Other	Total
Balance at December 31, 2004	$1,214	$-	$-	$95	$1,309
Acquisition	-	13,657	295	-	13,952
Amortization	303	437	17	95	852
Balance at December 31, 2005	911	13,220	278	-	14,409
Amortization	261	1,283	49	-	1,593
Balance at December 31, 2006	$650	$11,937	$229	$-	$12,816

During the third quarter of 2005, goodwill and intangible assets related to the acquisition of Weston Financial were recorded amounting to $17.4 million and $14.0 million, respectively. The Stock Purchase Agreement dated

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

March 18, 2005, by and among the Corporation, Weston Financial and Weston Financial’s shareholders, provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008. During the third quarter of 2006 the Corporation recognized a liability of $4.6 million, with a corresponding addition to goodwill, representing the 2006 portion of the earn-out period. Goodwill is not deductible for tax purposes.
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

Estimated annual amortization expense is as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
Estimated amortization expense	Deposits	Contracts	Agreements	Total
2007	$140	$1,194	$49	$1,383
2008	120	1,111	49	1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091
2011	120	768	33	921
The components of intangible assets at December 31, 2006 and 2005 were as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
December 31, 2006:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,347	1,720	918	4,985
Net amount	$650	$11,937	$229	$12,816

December 31, 2005:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,086	437	869	3,392
Net amount	$911	$13,220	$278	$14,409

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

(10) Net Deferred Tax Asset and Income Taxes
The components of income tax expense were as follows:

(Dollars in thousands)

Years ended December 31,	2006	2005	2004
Current tax expense:
Federal	$13,435	$12,106	$9,826
State	625	175	4
Total current tax expense	14,060	12,281	9,830
Deferred tax benefit:
Federal	(1,828)	(1,261)	(296)
State	(141)	(35)	-
Total deferred tax benefit	(1,969)	(1,296)	(296)
Total income tax expense	$12,091	$10,985	$9,534

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes. The reasons for the differences were as follows:

(Dollars in thousands)

Years ended December 31,	2006	2005	2004
Tax expense at Federal statutory rate	$12,993	$11,903	$10,627
(Decrease) increase in taxes resulting from:
Tax-exempt income	(613)	(383)	(305)
Dividends received deduction	(244)	(240)	(288)
Bank-owned life insurance	(493)	(389)	(411)
State tax, net of Federal income tax benefit	406	114	3
Other	42	(20)	(92)
Total income tax expense	$12,091	$10,985	$9,534

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2006 and 2005 are as follows:

(Dollars in thousands)
December 31,	2006	2005
Gross deferred tax assets:
Allowance for loan losses	$6,613	$6,257
Defined benefit pension obligations	5,266	3,166
Deferred loan origination fees	923	864
Deferred compensation	963	760
Securities available for sale	-	341
Net operating loss carryover from acquired bank	-	39
Other	1,043	906
Gross deferred tax assets	14,808	12,333
Gross deferred tax liabilities:
Securities available for sale	(181)	-
Deferred loan origination costs	(1,803)	(1,758)
Premises and equipment	(440)	(683)
Amortization of intangibles	(5,160)	(5,778)
Other	(512)	(557)
Gross deferred tax liabilities	(8,096)	(8,776)
Net deferred tax asset	$6,712	$3,557

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years.

(11) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2006 were as follows:

(Dollars in thousands)
Years ending December 31:	2007	$550,981
	2008	156,130
	2009	75,535
	2010	25,925
	2011	10,373
	2012 and thereafter	4,045
Balance at December 31, 2006		$822,989

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $426.3 million and $424.6 million at December 31, 2006 and 2005, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

The following table represents the amount of certificates of deposit of $100 thousand or more at December 31, 2006 maturing during the periods indicated:

(Dollars in thousands)

Maturing:	January 1, 2007 to March 31, 2007	$116,316
	April 1, 2007 to June 30, 2007	52,871
	July 1, 2007 to December 31, 2007	85,935
	January 1, 2008 and beyond	171,188
Balance at December 31, 2006		426,310

(12) Borrowings
Federal Home Loan Bank Advances
The following table presents maturities and weighted average interest rates paid on FHLB advances outstanding at December 31, 2006 and 2005:

(Dollars in thousands)
	December 31, 2006			December 31, 2005
	Scheduled	Redeemed at	Weighted	Scheduled	Redeemed at	Weighted
	Maturity	Call Date (1)	Average Rate (2)	Maturity	Call Date (1)	Average Rate (2)
2006	$-	$-	-%	$152,437	$202,937	3.43%
2007	161,000	210,500	4.09%	109,970	119,970	3.51%
2008	115,860	115,860	3.84%	107,508	107,508	3.72%
2009	82,063	70,063	4.17%	81,160	69,160	4.17%
2010	29,671	15,171	5.49%	28,395	13,895	5.51%
2011	28,993	20,993	4.77%	29,874	10,874	4.61%
2012 and after	56,974	41,974	4.74%	35,979	20,979	4.58%
	$474,561	$474,561		$545,323	$545,323

(1)
Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit amounting to $8.0 million at December 31, 2006. Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances. The FHLB maintains a security interest in various assets of the Bank including, but not limited to, residential mortgage loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB. The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2006. Included in the collateral were securities available for sale and held to maturity with a fair value of $451.5 million and $498.0 million that were specifically pledged to secure FHLB borrowings at December 31, 2006 and December 31, 2005, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

On August 29, 2005, Trust I issued $8 million of Capital Securities in a private placement of trust preferred securities. The Capital Securities mature in September 2035, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Trust I to the holder of the Capital Securities, at a rate of 5.965% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Trust I, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders. The proceeds of the Capital Securities, along with proceeds from the issuance of common securities by Trust I to the Bancorp, were used to purchase $8.3 million of the Bancorp's junior subordinated deferrable interest notes (the “Trust I Debentures”) and constitute the primary asset of Trust I. Like the Capital Securities, the Trust I Debentures bear interest at a rate of 5.965% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Trust I Debentures mature on September 15, 2035, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after September 15, 2010, or upon the occurrence of certain special qualifying events.

On August 29, 2005, Trust II issued $14 million of Capital Securities in a private placement of trust preferred securities. The Capital Securities mature in November 2035, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the Capital Securities, at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Trust II, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders. The proceeds of the Capital Securities, along with proceeds from the issuance of common securities by Trust II to the Bancorp, were used to purchase $14.4 million of the Bancorp's junior subordinated deferrable interest notes (the “Trust II Debentures”) and constitute the primary asset of Trust II. Like the Capital Securities, the Trust II Debentures bear interest at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Trust II Debentures mature on September 15, 2035, but may be redeemed at par at the Bancorp's option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after September 15, 2010, or upon the occurrence of certain special qualifying events.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)
December 31,	2006	2005
Treasury, Tax and Loan demand note balance	$3,863	$3,794
Deferred acquisition obligations	10,372	5,469
Other	449	511
Other borrowings	$14,684	$9,774

The Stock Purchase Agreement for the August 2005 acquisition of Weston Financial provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008. During 2006, the Corporation recognized additional deferred acquisition obligation of $4.6 million, representing the 2006 portion of the earn-out period. As of December 31, 2006, approximately $6.6 million of the deferred acquisition obligations will be paid in 2007 and the remainder will be paid in 2008.

There were no securities sold under repurchase agreements outstanding at December 31, 2006, 2005 and 2004. Securities sold under repurchase agreements generally mature within 90 days. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

(13) Shareholders' Equity
Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved a new common stock repurchase plan to replace a prior stock repurchase plan approved in 2001, which was terminated. The 2006 plan authorizes the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The Bancorp plans to hold the repurchased shares as treasury stock to be used for general corporate purposes. No shares have been repurchased under the 2006 plan.

The 2001 stock repurchase plan had authorized the repurchase of up to 250,000 shares, or 2.1%, of the Corporation’s outstanding common shares. The 2001 plan had approximately 112,000 shares remaining to be repurchased. During 2006, the Bancorp purchased 50,000 shares at a total cost of $1.4 million under this plan. No shares were repurchased during 2005 and 5,000 shares at a total cost of $125 thousand were purchased during 2004. The 2001 Plan was terminated with the adoption of the 2006 plan.

In addition, from time to time shares are acquired pursuant to the Nonqualified Deferred Compensation Plan.

Rights
In August 2006, the Bancorp’s Board of Directors adopted a new shareholder rights plan, as set forth in the Shareholders Rights Agreement, dated August 17, 2006 (the “2006 Rights Agreement”). The 2006 Rights Agreement replaced a previous rights plan, which expired in August 2006. Pursuant to the terms of the 2006 Rights Agreement, the Bancorp declared a dividend distribution of one common share purchase right (a “Right”) for each outstanding share of common stock to shareholders of record on August 31, 2006. Such Rights also apply to new issuances of shares after that date. Each Right entitles the registered holder to purchase from the Corporation one share of its common stock at a price of $100.00 per share, subject to adjustment.

The Rights are not exercisable or separable from the common stock until the earlier of 10 days after a person or group (an “Acquiring Person”) acquires beneficial ownership of 15% or more of the outstanding common shares or announces a tender offer to do so. The Rights, which expire on August 31, 2016, may be redeemed by the Bancorp at any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the common stock at a price of $.001 per Right. In the event that any party becomes an Acquiring Person, each holder of a Right, other than Rights owned by the Acquiring Person, will have the right to receive upon exercise that number of common shares having a market value of two times the purchase price of the Right. In the event that, at any time after any party becomes an Acquiring Person, the Corporation is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each holder of a Right will have the right to purchase that number of shares of the acquiring company having a market value of two times the purchase price of the Right.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank. The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp. Generally the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. In addition, the Rhode Island Division of Banking may also restrict the declaration of dividends if a bank would not be able to pay its debts as they become due in the usual course of business or the bank’s total assets would be less than the sum of its total liabilities. Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $54.8 million as of December 31, 2006.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

Reserved Shares
As of December 31, 2006, a total of 1,598,576 common stock shares were reserved for issuance under the 1988 Plan, 1997 Plan, 2003 Plan and the Amended and Restated Dividend Reinvestment and Stock Purchase Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2006 that the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2006, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2006 and 2005, as well as the corresponding minimum regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Corporation	$161,606	11.00%	$117,538	8.00%	$146,922	10.00%
Bank	$168,765	11.49%	$117,465	8.00%	$146,832	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$141,098	9.60%	$58,769	4.00%	$88,153	6.00%
Bank	$148,268	10.10%	$58,733	4.00%	$88,099	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$141,098	6.04%	$93,487	4.00%	$116,858	5.00%
Bank	$148,268	6.35%	$93,437	4.00%	$116,797	5.00%

As of December 31, 2005:
Total Capital (to Risk-Weighted Assets):
Corporation	$147,454	10.51%	$112,221	8.00%	$140,277	10.00%
Bank	$151,383	10.80%	$112,152	8.00%	$140,190	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$127,023	9.06%	$56,111	4.00%	$84,166	6.00%
Bank	$130,962	9.34%	$56,076	4.00%	$84,114	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$127,023	5.45%	$93,285	4.00%	$116,606	5.00%
Bank	$130,962	5.62%	$93,254	4.00%	$116,568	5.00%

(1)	Leverage ratio

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

In connection with the Weston Financial acquisition, trust preferred securities totaling $22 million were issued in the third quarter of 2005 by Trust I and Trust II, capital trusts created by the Bancorp. In accordance with FIN 46-R, Trust I and Trust II are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of Trust I and Trust II as debt in its financial statements. The trust preferred securities qualify as Tier 1 capital.

The Corporation’s capital ratios at December 31, 2006 place the Corporation in the “well-capitalized” category according to regulatory standards. On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

(14) Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, interest rate swaps and floors, and commitments to originate and commitments to sell fixed rate mortgage loans. These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets. The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments. The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)

December 31,	2006	2005
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$122,376	$105,971
Home equity lines	185,483	174,073
Other loans	10,671	17,271
Standby letters of credit	9,401	10,986
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	2,924	2,188
Commitments to sell fixed rate mortgage loans	5,066	2,626

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At December 31, 2006 and 2005, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.4 million and $11.0 million, respectively. At December 31, 2006 and 2005, there was no liability to beneficiaries resulting from standby letters of credit.

At December 31, 2006, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

For the years ended December 31, 2006, 2005 and 2004, the Corporation did not engage in such agreements.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the fair value of these commitments is recognized in other assets on the balance sheet and the changes in fair value of such commitments are recorded in current earnings in the income statement. The carrying values of such commitments as of December 31, 2006 and 2005 and the respective changes in fair values for the years then ended were insignificant.

(15) Fair Value of Financial Instruments
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
December 31, 2006 and 2005

Bank-Owned Life Insurance
The carrying amount of BOLI represents its cash surrender value and approximates fair value.

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2006 and 2005 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities
The fair value of demand deposits, NOW accounts, money market accounts and savings accounts is equal to the amount payable on demand as of December 31, 2006 and 2005. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

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

Derivative Financial Instruments
Forward Loan Commitments to Sell Loans Held for Sale - The fair value of forward loan commitments to sell loans reflects the estimated amounts that the Corporation would receive or pay to terminate the commitment at the reporting date. It also considers the difference between current levels of interest rates and the committed rates. The fair values of such commitments as of December 31, 2006 and 2005 were insignificant.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

The following table presents the fair values of financial instruments:

December 31,	2006		2005
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$54,337	$54,337	$48,997	$48,997
Mortgage loans held for sale	2,148	2,148	439	439
Securities available for sale	526,396	526,396	619,234	619,234
Securities held to maturity	177,455	175,369	164,707	162,756
FHLB stock	28,727	28,727	34,966	34,966
Loans, net of allowance for loan losses	1,441,092	1,439,619	1,383,990	1,389,113
Bank-owned life insurance	39,770	39,770	30,360	30,360

Financial Assets:
Noninterest bearing demand deposits	$186,533	$186,533	$196,102	$196,102
NOW accounts	175,479	175,479	178,677	178,677
Money market accounts	286,998	286,998	223,255	223,255
Savings accounts	205,998	205,998	212,499	212,499
Time deposits	822,989	823,372	828,725	828,404
FHLB advances	474,561	468,981	545,323	539,249
Junior subordinated debentures	22,681	20,998	22,681	21,537
Other borrowings	14,684	14,684	9,774	9,774

(16) Employee Benefits
Defined Benefit Pension Plans
The Corporation’s noncontributory tax-qualified defined benefit pension plan covers substantially all employees. Benefits are based on an employee’s years of service and compensation earned during the years of service. The plan is funded on a current basis, in compliance with the requirements of the ERISA.

The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans. The supplemental retirement plans provide eligible participants with an additional retirement benefit. The actuarial assumptions used for the supplemental plans are the same as those used for the Corporation’s tax-qualified pension plan.

The non-qualified retirement plans provide for the designation of assets in rabbi trusts. Securities available for sale designated for this purpose, with the carrying value of $2.5 million and $2.8 million are included in the Consolidated Balance Sheets at December 31, 2006 and 2005, respectively.

Effective December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS No.158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement required that the funded status of an employer’s postretirement benefit plan, measured as the difference between the fair value of plan assets and the projected benefit obligation, be recognized in its statement of financial position. This Statement also requires that changes in the funded status of a defined benefit plan, including actuarial gains and losses and prior service costs and credits, must be recognized in comprehensive income in the year in which the changes occur. In addition, SFAS No. 158 requires the measurement of the defined benefit plan’s assets and obligations as of the employer’s fiscal year end. The measurement provision of this Statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Corporation has not yet adopted the measurement date provisions of this Statement.

Prior to the adoption of the recognition provisions of SFAS No. 158, Washington Trust accounted for its defined benefit post-retirement plans under SFAS No. 87, “Employers Accounting for Pensions.” SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation liability exceeded the

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

fair value of plan assets. Any adjustment was recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity. Under SFAS No. 87, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods. Upon adoption of the recognition provisions of SFAS No. 158, Washington Trust recognized the amounts of prior changes in the funded status of its post-retirement benefit plans through accumulated other comprehensive income (loss). As a result, the Corporation recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of December 31, 2006:

(Dollars in thousands)	Prior to Adoption of SFAS No. 158	Effect of Adopting SFAS No. 158	As reported at December 31, 2006
Net deferred tax asset	$4,971	$1,741	$6,712
Defined benefit pension liabilities	10,071	4,975	15,046
Accumulated other comprehensive loss	281	3,234	3,515

The adoption of SFAS No. 158 had no effect on the Corporation’s Consolidated Statement of Income for the periods presented.

The following table sets forth the plans’ benefit obligations, fair value of plan assets and funded status as of December 31, 2006 and 2005.

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2006	2005	2006	2005
Change in Benefit Obligation:
Benefit obligation at beginning of period	$30,416	$25,777	$8,628	$7,396
Service cost	2,067	1,871	351	311
Interest cost	1,651	1,522	467	436
Amendments	-	(552)	-	(121)
Transfer of benefit obligation due to legislative change	231	-	(231)	-
Actuarial loss (gain)	(1,744)	2,708	64	938
Benefits paid	(774)	(805)	(335)	(332)
Administrative expenses	(84)	(105)	-	-
Benefit obligation at end of period	$31,763	$30,416	$8,944	$8,628
Change in Plan Assets:
Fair value of plan assets at beginning of period	$23,223	$21,301	$-	$-
Actual return on plan assets	1,996	1,532	-	-
Employer contribution	1,300	1,300	335	332
Benefits paid	(774)	(805)	(335)	(332)
Administrative expenses	(84)	(105)	-	-
Fair value of plan assets at end of period	$25,661	$23,223	$-	$-
Funded status at end of period	$(6,102)	$(7,194)	$(8,944)	$(8,628)
Unrecognized transition asset	-	(13)	-	-
Unrecognized prior service (benefit) cost	-	(459)	-	328
Unrecognized net actuarial loss	-	5,790	-	2,577
Net amount recognized	$(6,102)	$(1,876)	$(8,944)	$(5,723)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

Amounts recognized in accumulated other comprehensive loss that have not yet been recognized in net periodic benefit cost consist of:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2006	2005	2006	2005
Minimum pension liability	$-	$-	$-	$591

Net actuarial loss	2,344	-	1,529	-
Prior service cost (credit)	(278)	-	173	-
Net transition asset	(4)	-	-	-
	$2,062	$-	$1,702	$591

The accumulated benefit obligation for the qualified pension plan was $23.8 million and $22.9 million at December 31, 2006 and 2005, respectively. The accumulated benefit obligation for the non-qualified retirement plans amounted to $6.9 million and $6.7 million at December 31, 2006 and 2005, respectively.

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets:

(Dollars in thousands)	Non-Qualified
	Retirement Plans
December 31,	2006	2005
Projected benefit obligation	$8,944	$8,628
Accumulated benefit obligation	6,891	6,684
Fair value of plan assets	-	-

The components of net periodic benefit cost were as follows:

(Dollars in thousands)	Qualified			Non-Qualified
	Pension Plan			Retirement Plans
Years ended December 31,	2006	2005	2004	2006	2005	2004
Service cost	$2,067	$1,871	$1,592	$351	$311	$292
Interest cost	1,651	1,522	1,367	467	436	390
Expected return on plan assets	(1,800)	(1,686)	(1,564)	-	-	-
Amortization of transition asset	(6)	(6)	(6)	-	-	-
Amortization of prior service cost	(33)	30	30	63	76	76
Recognized net actuarial (gain) loss	317	123	37	215	131	63
Net periodic benefit cost	$2,196	$1,854	$1,456	$1,096	$954	$821

The adjustments to minimum liability recognized in accumulated other comprehensive income in 2006, 2005 and 2004 were as follows.

(Dollars in thousands)	Qualified			Non-Qualified
	Pension Plan			Retirement Plans
Years ended December 31,	2006	2005	2004	2006	2005	2004
(Decrease) increase in minimum liability
in other comprehensive income	$-	$-	$-	$(61)	$297	$9

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

The estimated net transition asset, prior service credit and net loss for the qualified pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 are $(6) thousand, $(33) thousand and $187 thousand, respectively. The estimated prior service cost and net loss for the non-qualified retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2007 are $63 thousand and $218 thousand, respectively.

Assumptions:
The measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2006 and 2005 were as follows:
	Qualified Pension Plan		Non-Qualified Retirement Plans
	2006	2005	2006	2005
Measurement date	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Discount rate	5.90%	5.50%	5.90%	5.50%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2006, 2005 and 2004 were as follows:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2006	2005	2004	2006	2005	2004
Measurement date	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2003
Discount rate	5.50%	6.00%	6.10%	5.50%	6.00%	6.10%
Expected long-term
return on plan assets	8.25%	8.25%	8.25%	-	-	-
Rate of compensation
increase	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan's investment practices. The assumption is updated at least annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions. At September 30, 2005, the measurement date used in the determination of net periodic benefit cost for 2006, the Corporation determined that a revision to the assumption was not necessary based upon expected market performance and the expected long-term rate of return assumption remained at 8.25%. The discount rate assumption for defined benefit pension plans is reset annually based on the published yield index for “AA” long-term corporate bonds, which is considered to be representative of the estimated future benefit payments.

Plan Assets:
The asset allocations of the qualified pension plan at December 31, 2006 and 2005, by asset category were as follows:

December 31,	2006	2005
Asset Category:
Equity securities	60.6%	59.7%
Debt securities	36.3%	39.0%
Other	3.1%	1.3%
Total	100.0%	100.0%

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
December 31, 2006 and 2005
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

Fixed income bond investments should be limited to those in the top four categories used by the major credit rating agencies.  In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts. Generally, the Pension Trust shall not purchase bonds with a maturity of more than twelve years and the maturity schedule will have a laddered character avoiding large concentrations in any single year. Common stock and equity holdings provide opportunities for dividend and capital appreciation returns. Holdings will typically consist of large-cap companies. Diversification of equity holdings should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy. The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity holdings of the Pension Trust. Investments in publicly traded real estate investment trust securities and low-risk derivatives securities such as callable securities, floating rate notes, mortgage backed securities and treasury inflation protected securities, are permitted.

Cash Flows:

Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible. The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution. The Corporation expects to contribute $1.3 million to the qualified pension plan in 2007. In addition, the Corporation expects to contribute $369 thousand in benefit payments to the non-qualified retirement plans in 2007.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans
2007	$892	$369
2008	926	415
2009	945	413
2010	1,130	491
2011	1,287	664
Years 2012 - 2016	9,463	3,922

401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees. Total employer matching contributions under this plan amounted to $647 thousand, $528 thousand and $504 thousand in 2006, 2005 and 2004, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans. Substantially all employees participate in one of the incentive compensation plans. Incentive plans provide for annual or more frequent payments based on a combination of individual performance targets and the achievement of target levels of net income, earnings per share and return on equity, or for certain employees, solely on the achievement of individual performance targets. Total incentive based compensation amounted to $7.1 million, $4.9 million and $3.8 million in 2006, 2005 and 2004, respectively. In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Board of Directors.

Deferred Compensation Plan
The Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers. The plan is funded primarily through pre-tax contributions made by the participants. The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets. The participants in the plan bear the risk of market fluctuations of the underlying assets. The accrued liability related to this plan amounted to $2.8 million and $2.2 million at December 31, 2006 and 2005, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets. The corresponding invested assets are reported in other assets.

(17) Share-Based Compensation Arrangements
Washington Trust has three share-based compensation plans, which are described below. Effective January 1, 2006, the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment”, were adopted on a modified prospective basis. Prior to this date, the provisions of APB Opinion No. 25 and related interpretations were applied for option grant accounting.

In the Corporation’s consolidated financial statements for the years ended December 31, 2005 and 2004, the following pro forma net income and earnings per share information was disclosed in accordance with SFAS No. 123 and SFAS No. 148:

(Dollars in thousands, except per share amounts)

Years ended December 31,		2005	2004
Net income	As reported	$23,024	$20,829
Less total share-based compensation determined under
the fair value method for all awards, net of tax		(1,586)	(776)
Pro forma net income	Pro forma	21,438	$20,053

Basic earnings per share	As reported	$1.73	$1.57
Pro forma		$1.61	$1.52
Diluted earnings per share	As reported	$1.69	$1.54
Pro forma		$1.57	$1.48

Weighted average fair value		$7.30	$8.95
Expected life		4.8 years	6.3 years
Risk-free interest rate		4.13%	3.97%
Expected volatility		33.0%	35.4%
Expected dividend yield		2.7%	2.8%

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
December 31, 2006 and 2005

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

Amounts recognized in the consolidated financial statements for share options, nonvested share units and nonvested share awards are as follows:

(Dollars in thousands)

Years ended December 31,	2006	2005	2004
Share-based compensation expense	$694	$372	$135
Related income tax benefit	229	130	47

A summary of share option activity under the Plans as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

(Dollars in thousands)	Number	Weighted	Weighted Average
	of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2006	1,198,111	$20.31	-	-
Granted	-	-	-	-
Exercised	102,152	15.37	-	-
Forfeited or expired	5,583	27.13	-	-
Outstanding at December 31, 2006	1,090,376	$20.74	5.4 years	$7,830
Exercisable at December 31, 2006	1,062,042	$20.56	5.4 years	$7,820

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of share options exercised during the year ended December 31, 2006 was $1.2 million.

A summary of the status of Washington Trust’s nonvested shares as of December 31, 2006, and changes during the year ended December 31, 2006, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2006	55,850	$24.77
Granted	17,650	26.59
Vested	-	-
Forfeited	(450)	23.61
Nonvested at December 31, 2006	73,050	$25.22

As of December 31, 2006, there was $825 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plans. That cost is expected to be recognized over a weighted average period of 2.4 years.

(18) Business Segments
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

Year ended December 31, 2006		Wealth
	Commercial	Management		Consolidated
(Dollars in thousands)	Banking	Services	Corporate	Total
Net interest income	$53,561	$(106)	$8,019	$61,474
Noninterest income	13,904	26,380	1,899	42,183
Total income	67,465	26,274	9,918	103,657
Provision for loan losses	1,200	-	-	1,200
Depreciation and amortization expense	2,184	1,661	743	4,588
Other noninterest expenses	35,802	17,337	7,608	60,747
Total noninterest expenses	39,186	18,998	8,351	66,535
Income before income taxes	28,279	7,276	1,567	37,122
Income tax expense (benefit)	9,885	2,827	(621)	12,091
Net income	$18,394	$4,449	$2,188	$25,031

Total assets at period end	$1,553,351	$40,125	$805,689	$2,399,165
Expenditures for long-lived assets	2,745	466	360	3,571

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

Year ended December 31, 2005		Wealth
	Commercial	Management		Consolidated
(Dollars in thousands)	Banking	Services	Corporate	Total
Net interest income	$54,088	$(60)	$6,628	$60,656
Noninterest income	12,744	16,662	1,540	30,946
Total income	66,832	16,602	8,168	91,602
Provision for loan losses	1,200	-	-	1,200
Depreciation and amortization expense	2,770	879	223	3,872
Other noninterest expenses	33,679	11,121	7,721	52,521
Total noninterest expenses	37,649	12,000	7,944	57,593
Income before income taxes	29,183	4,602	224	34,009
Income tax expense (benefit)	10,188	1,721	(924)	10,985
Net income	$18,995	$2,881	$1,148	$23,024

Total assets at period end	$1,489,154	$32,201	$880,648	$2,402,003
Expenditures for long-lived assets	1,920	238	285	2,443

Year ended December 31, 2004		Wealth
	Commercial	Management		Consolidated
(Dollars in thousands)	Banking	Services	Corporate	Total
Net interest income	$49,626	$(62)	$4,877	$54,441
Noninterest income	11,920	13,048	1,937	26,905
Total income	61,546	12,986	6,814	81,346
Provision for loan losses	610	-	-	610
Depreciation and amortization expense	3,081	417	270	3,768
Other noninterest expenses	31,312	8,415	6,878	46,605
Total noninterest expenses	35,003	8,832	7,148	50,983
Income (loss) before income taxes	26,543	4,154	(334)	30,363
Income tax expense (benefit)	9,253	1,463	(1,182)	9,534
Net income	$17,290	$2,691	$848	$20,829

Total assets at period end	$1,323,870	$4,566	$979,384	$2,307,820
Expenditures for long-lived assets	2,095	166	170	2,431

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005
The increase in revenues and expenses for this segment in 2006 and 2005 is primarily attributable to the August 2005 acquisition of Weston Financial.

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs. It also includes income from bank-owned life insurance as well as administrative and executive expenses not allocated to the business lines and the residual impact of methodology allocations such as funds transfer pricing offsets.

(19) Earnings per Share
(Dollars in thousands, except per share amounts)

Years ended December 31,	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$25,031	$25,031	$23,024	$23,024	$20,829	$20,829
Share amounts, in thousands:
Average outstanding	13,424.1	13,424.1	13,315.2	13,315.2	13,227.8	13,227.8
Common stock equivalents	-	299.1	-	311.5	-	314.9
Weighted average outstanding	13,424.1	13,723.2	13,315.2	13,626.7	13,227.8	13,542.7

Earnings per share	$1.86	$1.82	$1.73	$1.69	$1.57	$1.54

(20) Litigation
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
December 31, 2006 and 2005

(21) Parent Company Financial Statements
The following are parent company only financial statements of Washington Trust Bancorp, Inc. reflecting the investment in the Bank on the equity basis of accounting. The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets	(Dollars in thousands)

December 31,	2006	2005
Assets:
Cash on deposit with bank subsidiary	$575	$1,617
Investment in subsidiaries at equity value	203,339	185,340
Dividends receivable from subsidiaries	4,800	2,100
Other assets	63	59
Total assets	$208,777	$189,116
Liabilities:
Junior subordinated debentures	$22,681	$22,681
Deferred acquisition obligations	10,372	5,468
Dividends payable	2,556	2,408
Accrued expenses and other liabilities	112	113
Total liabilities	35,721	30,670
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares in 2006
and 2005; issued 13,492,110 shares in 2006 and 13,372,295 shares in 2005	843	836
Paid-in capital	35,893	32,778
Retained earnings	141,548	126,735
Accumulated other comprehensive loss	(3,515)	(1,653)
Treasury stock, at cost; 62,432 shares in 2006 and 10,519 shares in 2005	(1,713)	(250)
Total shareholders’ equity	173,056	158,446
Total liabilities and shareholders’ equity	$208,777	$189,116

Statements of Income	(Dollars in thousands)

Years ended December 31,	2006	2005	2004
Income:
Dividends from subsidiaries	$11,801	$8,530	$9,000
Expenses:
Interest on junior subordinated debentures	1,352	458	-
Interest on deferred acquisition obligations	308	82	-
Legal and professional fees	-	35	-
Other	1	6	-
Total expenses	1,661	581	-
Income before income taxes	10,140	7,949	9,000
Income tax benefit	567	198	-
Income before equity in undistributed earnings of subsidiaries	10,707	8,147	9,000
Equity in undistributed earnings of subsidiaries	14,324	14,877	11,829
Net income	$25,031	$23,024	$20,829

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2006 and 2005

Statements of Cash Flows	(Dollars in thousands)

Years ended December 31,	2006	2005	2004
Cash flow from operating activities:
Net income	$25,031	$23,024	$20,829
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity effect of undistributed earnings of subsidiary	(14,324)	(14,877)	(11,829)
(Increase) decrease in dividend receivable	(2,700)	150	(450)
Increase in other assets	(4)	(59)	-
(Decrease) increase in accrued expenses and other liabilities	(1)	113	-
Other, net	61	(336)	(539)
Net cash provided by operating activities	8,063	8,015	8,011
Cash flows from investing activities:
Equity investment in capital trust		(681)
Cash paid for acquisition	-	(22,268)	-
Net cash used in investing activities	-	(22,949)	-
Cash flows from financing activities:
Purchase of treasury stock	(1,547)	(33)	(126)
Proceeds from the issuance of common stock under
dividend reinvestment plan	1,216	606	-
Proceeds from the exercise of stock options	912	367	561
Tax benefit from stock option exercises	384	451	569
Proceeds from the issuance of junior subordinated debentures	-	22,681	-
Cash dividends paid	(10,070)	(9,452)	(8,863)
Net cash (used in) provided by financing activities	(9,105)	14,620	(7,859)
Net (decrease) increase in cash	(1,042)	(314)	152
Cash at beginning of year	1,617	1,931	1,779
Cash at end of year	$575	$1,617	$1,931

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

ITEM 9A. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2006. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are adequate and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors and Executive Officers of the Registrant

Required information regarding directors is presented under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 15, 2007 prepared for the Annual Meeting of Shareholders to be held April 24, 2007, which is incorporated herein by reference.

Required information regarding the Corporation’s audit committee and audit committee financial experts is included under the caption “Board of Directors and Committees - Audit Committee” in the Bancorp’s Proxy Statement dated March 15, 2007 prepared for the Annual Meeting of Shareholders to be held April 24, 2007, which is incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 15, 2007 prepared for the Annual Meeting of Shareholders to be held April 24, 2007, which is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees. This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations. The Corporation intends to disclose any amendments to, or waivers from, our code of ethics that are required to be publicly disclosed pursuant to the rules of the SEC and the NASDAQ Global Market by filing such amendment or waiver with the SEC and by posting it on our website.

ITEM 11. Executive Compensation

The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation,” “Change of Control Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement dated March 15, 2007 prepared for the Annual Meeting of Shareholders to be held April 24, 2007, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Required information regarding security ownership of certain beneficial owners and management appears under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 15, 2007 prepared for the Annual Meeting of Shareholders to be held April 24, 2007, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2006 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1988 Plan, the 1997 Plan, the 2003 Plan and the Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (2)	1,158,614	(3)	$20.74	(7)	221,646	(5)
Equity compensation plans not approved by security holders (6)	20,431		N/A	(7)	4,569
Total	1,179,045		$20.74 (4) (7)		226,215
(1)	Does not include any nonvested shares as such shares are already reflected in the Bancorp’s outstanding shares.
(2)	Consists of the 1988 Plan, the 1997 Plan and the 2003 Plan.
(3)	Includes 51,988 nonvested share units outstanding under the 1997 Plan and 16,250 nonvested share units outstanding under the 2003 Plan.
(4)	Does not include the effect of the nonvested share units awarded under the 1997 Plan and the 2003 Plan because these units do not have an exercise price.
(5)	Includes up to 201,050 securities that may be issued in the form of nonvested shares.
(6)	Consists of the Deferred Compensation Plan, which is described below.
(7)	Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan as such units do not have any exercise price.

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

ITEM 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Board of Directors and Committees - Director Independence” in the Bancorp’s Proxy Statement dated March 15, 2007 prepared for the Annual Meeting of Shareholders to be held April 24, 2007.

ITEM 14. Principal Accounting Fees and Services

The information required by this Item is incorporated herein by reference to the caption “Independent Auditors” in the Bancorp’s Proxy Statement dated March 15, 2007 prepared for the Annual Meeting of Shareholders to be held April 24, 2007.

ITEM 15. Exhibits and Financial Statement Schedules

Exhibit Number
(a)	1.	Financial Statements. The financial statements of the Corporation required in response to this Item are listed in response to Part II, Item 8 of this Annual Report on Form 10-K
	2.	Financial Statement Schedules. All schedules normally required by Article 9 of Regulation S-X and all other schedules to the consolidated financial statements of the Corporation have been omitted because the required information is either not required, not applicable, or is included in the consolidated financial statements or notes thereto.
	3.	Exhibits. The following exhibits are included as part of this Form 10-K.

Exhibit Number
2.1
Stock Purchase Agreement, dated March 18, 2005, by and between Washington Trust Bancorp, Inc., Weston Financial Group, Inc., and the shareholders of Weston Financial Group, Inc. - Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as with the Securities and Exchange Commission on March 22, 2005. (1)

3.1	Restated Articles of Incorporation of the Registrant - Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1)
3.2	Amendment to Restated Articles of Incorporation - Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
3.3	Amended and Restated By-Laws of the Registrant - Filed as Exhibit 3.c to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)
4.1
Transfer Agency and Registrar Services Agreement, between Registrant and American Stock Transfer & Trust Company, dated February 15, 2006 - Filed as Exhibit 4.1 on the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. (1)

4.2
Agreement of Substitution and Amendment of Amended and Restated Rights Agreement, between Registrant and American Stock Transfer & Trust Company, dated February 15, 2006 - Filed as Exhibit 4.2 on the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. (1)

4.3
Shareholder Rights Agreement, dated as of August 17, 2006, between Washington Trust Bancorp, Inc. and American Stock Transfer & Trust Company, as Rights Agent - Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006. (1)

10.1	Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.a to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1) (2)
10.2	Annual Performance Plan - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2005. (1) (2)
10.3
Amended and Restated Nonqualified Deferred Compensation Plan - Filed as Exhibit 4.4 to the Registrant’s Registration Statement on Form S-8 (File No. 333-72277) filed with the Commission on February 12, 1999. (1) (2)

10.4	Amended and Restated 1988 Stock Option Plan - Filed as Exhibit 10.d to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1) (2)

Exhibit Number
10.5
Vote of the Board of Directors of the Registrant, which constitutes the 1996 Directors’ Stock Plan - Filed as Exhibit 10.e to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1) (2)

10.6	The Registrant’s 1997 Equity Incentive Plan - Filed as Exhibit 10.f to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1) (2)
10.7
Amendment to the Registrant’s 1997 Equity Incentive Plan - Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended June 30, 2000. (1) (2)

10.8
Amendment to the Registrant’s Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.j to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1) (2)

10.9
July 2000 Amendment to the Registrant’s Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.k to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1) (2)

10.10
Amendment to the Registrant’s Nonqualified Deferred Compensation Plan - Filed as Exhibit 10.l to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1) (2)

10.11	Supplemental Executive Retirement Plan - Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended September 30, 2001. (1) (2)
10.12
Amendment to the Registrant’s Trust Agreement Under The Washington Trust Company’s Supplemental Pension Benefit and Profit Sharing Plan - Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002. (1) (2)

10.13	2003 Stock Incentive Plan - Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (1) (2)
10.14	First Amendment to 2003 Stock Incentive Plan - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2004. (1) (2)
10.15	Amendment to the Registrant’s Nonqualified Deferred Compensation Plan - Filed as Exhibit 10.t to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004. (2)
10.16	Form of Executive Severance Agreement - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 23, 2005. (1) (2)
10.17
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees) - Filed as exhibit 10.1 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.18
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) - Filed as Exhibit No. 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.19
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors) - Filed as Exhibit No. 10.3 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.20
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees) - Filed as Exhibit No. 10.4 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.21
Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended - Filed as Exhibit No. 10.5 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.22
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors) - Filed as Exhibit No. 10.6 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

Exhibit Number
10.23
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended - Filed as Exhibit No. 10.7 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.24
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) - Filed as Exhibit No. 10.8 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.25
Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended - Filed as Exhibit No. 10.9 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.26	Compensatory agreement with Galan G. Daukas, dated July 28, 2005 - Filed as Exhibit 10.1 to the Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (1) (2)
10.27
Amended and Restated Declaration of Trust of WT Capital Trust I dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein - Filed as exhibit 10.1 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.28
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee - Filed as exhibit 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.29
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company - Filed as exhibit 10.3 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.30
Certificate Evidencing Fixed/Floating Rate Capital Securities of WT Capital Trust I dated August 29, 2005 - Filed as exhibit 10.4 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.31
Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated August 29, 2005 - Filed as exhibit 10.5 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.32
Amended and Restated Declaration of Trust of WT Capital Trust II dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein - Filed as exhibit 10.6 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.33
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee - Filed as exhibit 10.7 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.34
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company - Filed as exhibit 10.8 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.35
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities - 10,000) dated August 29, 2005 - Filed as exhibit 10.9 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.36
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities - 4,000) dated August 29, 2005 - Filed as exhibit 10.10 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.37
Fixed/Floating Rate Junior Subordinated Debt Security due 2035 of Washington Trust Bancorp, Inc. dated August 29, 2005 - Filed as exhibit 10.11 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

Exhibit Number
10.38
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees) - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 17, 2005. (1) (2)

10.39
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) - Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 25, 2006. (1) (2)

10.40
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) - Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 25, 2006. (1) (2)

10.41
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) - Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 25, 2006. (1) (2)

10.42
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) - Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated April 25, 2006. (1) (2)

10.43	Second Amendment to Supplemental Executive Retirement Plan - Filed as Exhibit 10.1 to the Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. (1) (2)
10.44	Second Amendment to 2003 Stock Incentive Plan - Filed herewith. (2)
10.45	Amended and Restated Nonqualified Deferred Compensation Plan - Filed herewith. (2)
14.1	Code of Ethics - Filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2004. (1)
21.1	Subsidiaries of the Registrant - Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005.
23.1	Consent of Independent Accountants - Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith. (3)

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: March 12, 2007	By	/s/ John C. Warren
John C. Warren
Chairman, Chief Executive Officer and Director (principal executive officer)

Date: March 12, 2007	By	/s/ David V. Devault
David V. Devault Executive Vice President, Secretary,
Treasurer and Chief Financial Officer
(principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 12, 2007	/s/ Gary P. Bennett
Gary P. Bennett, Director

Date: March 12, 2007	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date: March 12, 2007	/s/ Larry J. Hirsch
Larry J. Hirsch, Director

Date: March 12, 2007	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date: March 12, 2007	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date: March 12, 2007	/s/ Mary E. Kennard
Mary E. Kennard, Director

Date: March 12, 2007	/s/ Edward M. Mazze
Edward M. Mazze, Director

Date: March 12, 2007	/s/ Kathleen McKeough
Kathleen McKeough, Director

Date: March 12, 2007	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date: March 12, 2007	/s/ H. Douglas Randall III
H. Douglas Randall, III, Director

Date: March 12, 2007	/s/ Joyce Olson Resnikoff
Joyce Olson Resnikoff, Director

Date: March 12, 2007	/s/ Patrick J. Shanahan, Jr.
Patrick J. Shanahan, Jr., Director

Date: March 12, 2007	/s/ James P. Sullivan
James P. Sullivan, Director

Date: March 12, 2007	/s/ Neil H. Thorp
Neil H. Thorp, Director

Date: March 12, 2007	/s/ John F. Treanor
John F. Treanor, Director

Date: March 12, 2007	/s/ John C. Warren
John C. Warren, Director