Form 10-Q
period 2007-03-31
WASHINGTON TRUST BANCORP INC
filed 2007-05-09
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2007 or

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
☐Yes   ☒No

The number of shares of common stock of the registrant outstanding as of May 3, 2007 was 13,356,244.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended March 31, 2007

Page
Number

PART I. Financial Information
Item 1. Financial Statements
Consolidated Balance Sheets
March 31, 2007 and December 31, 2006	3
Consolidated Statements of Income
Three Months Ended March 31, 2007 and 2006	4
Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006	5
Condensed Notes to Consolidated Financial Statements	6
Report of Independent Registered Public Accounting Firm	18
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	30
PART II. Other Information
Item 1. Legal Proceedings	31
Item 1A. Risk Factors	31
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 6. Exhibits	32
Signatures	33
Exhibit 10.1 Annual Performance Plan
Exhibit 10.2 Wealth Management Business Building Incentive Plan
Exhibit 10.3 Amendment to the Supplemental Pension Benefit and Profit Sharing Plan
Exhibit 15.1 Letter re: Unaudited Interim Financial Statements
Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002
Exhibit 32.1 Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED BALANCE SHEETS	Unaudited
	March 31,	December 31,
	2007	2006
Assets:
Cash and due from banks	$30,058	$54,337
Federal funds sold	29,625	16,425
Other short term investments	683	1,147
Mortgage loans held for sale	2,122	2,148
Securities:
Available for sale, at fair value; amortized cost $540,650 in 2007 and $525,966 in 2006	541,942	526,396
Held to maturity, at cost; fair value $162,974 in 2007 and $175,369 in 2006	164,464	177,455
Total securities	706,406	703,851
Federal Home Loan Bank stock, at cost	28,727	28,727
Loans:
Commercial and other	599,170	587,397
Residential real estate	589,565	588,671
Consumer	281,465	283,918
Total loans	1,470,200	1,459,986
Less allowance for loan losses	19,360	18,894
Net loans	1,450,840	1,441,092
Premises and equipment, net	24,603	24,307
Accrued interest receivable	11,572	11,268
Investment in bank-owned life insurance	40,161	39,770
Goodwill	44,558	44,558
Identifiable intangible assets, net	12,448	12,816
Other assets	18,159	18,719
Total assets	$2,399,962	$2,399,165
Liabilities:
Deposits:
Demand deposits	$175,010	$186,533
NOW accounts	176,006	175,479
Money market accounts	290,273	286,998
Savings accounts	204,465	205,998
Time deposits	837,838	822,989
Total deposits	1,683,592	1,677,997
Dividends payable	2,682	2,556
Federal Home Loan Bank advances	457,145	474,561
Junior subordinated debentures	22,681	22,681
Other borrowings	25,792	14,684
Accrued expenses and other liabilities	32,543	33,630
Total liabilities	2,224,435	2,226,109
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 13,492,110 in 2007 and 2006	843	843
Paid-in capital	35,697	35,893
Retained earnings	144,841	141,548
Accumulated other comprehensive loss	(2,876)	(3,515)
Treasury stock, at cost; 109,575 shares in 2007 and 62,432 shares in 2006	(2,978)	(1,713)
Total shareholders’ equity	175,527	173,056
Total liabilities and shareholders’ equity	$2,399,962	$2,399,165

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	Unaudited
Three months ended March 31,	2007	2006
Interest income:
Interest and fees on loans	$23,934	$21,897
Interest on securities:
Taxable	7,792	8,412
Nontaxable	668	328
Dividends on corporate stock and Federal Home Loan Bank stock	718	677
Interest on federal funds sold and other short-term investments	191	115
Total interest income	33,303	31,429
Interest expense:
Deposits	12,977	10,238
Federal Home Loan Bank advances	4,968	5,359
Junior subordinated debentures	338	338
Other	150	79
Total interest expense	18,433	16,014
Net interest income	14,870	15,415
Provision for loan losses	300	300
Net interest income after provision for loan losses	14,570	15,115
Noninterest income:
Wealth management services
Trust and investment advisory fees	5,038	4,627
Mutual fund fees	1,262	1,130
Financial planning, commissions and other service fees	570	683
Wealth management services	6,870	6,440
Service charges on deposit accounts	1,125	1,119
Merchant processing fees	1,204	1,047
Income from bank-owned life insurance	391	279
Net gains on loan sales and commissions on loans originated for others	264	276
Net realized gains on sales of securities	1,036	59
Other income	358	300
Total noninterest income	11,248	9,520
Noninterest expense:
Salaries and employee benefits	9,812	9,619
Net occupancy	1,017	954
Equipment	832	799
Merchant processing costs	1,019	887
Outsourced services	519	518
Advertising and promotion	429	437
Legal, audit and professional fees	450	376
Amortization of intangibles	368	405
Debt prepayment penalties	1,067	-
Other	1,596	1,709
Total noninterest expense	17,109	15,704
Income before income taxes	8,709	8,931
Income tax expense	2,734	2,858
Net income	$5,975	$6,073

Weighted average shares outstanding - basic	13,412.1	13,386.8
Weighted average shares outstanding - diluted	13,723.0	13,698.6
Per share information: Basic earnings per share	$0.45	$0.45
Diluted earnings per share	$0.44	$0.44
Cash dividends declared per share	$0.20	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
	(Unaudited)
Three months ended March 31,	2007	2006
Cash flows from operating activities:
Net income	$5,975	$6,073
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	300	300
Depreciation of premises and equipment	728	729
Loss on disposal of premises and equipment	21	-
Net amortization of premium and discount	204	416
Net amortization of intangibles	368	405
Share-based compensation	171	181
Earnings from bank-owned life insurance	(391)	(279)
Net gains on loan sales	(264)	(276)
Net realized gains on sales of securities	(1,036)	(59)
Proceeds from sales of loans	11,364	6,819
Loans originated for sale	(11,201)	(8,364)
Increase in accrued interest receivable, excluding purchased interest	(295)	(567)
Decrease (increase) in other assets	266	(681)
(Decrease) increase in accrued expenses and other liabilities	(1,018)	761
Other, net	-	6
Net cash provided by operating activities	5,192	5,464
Cash flows from investing activities:
Purchases of: Other investment securities available for sale	(17,065)	(12,851)
Other investment securities available for sale	(15,873)	(18,608)
Other investment securities held to maturity	(10,302)	(6,141)
Proceeds from sale of: Other investment securities available for sale	2,001	193
Maturities and principal payments of: Mortgage-backed securities available for sale	14,177	23,787
Other investment securities available for sale	2,982	-
Mortgage-backed securities held to maturity	2,980	4,291
Other investment securities held to maturity	20,265	1,335
Net increase in loans	(8,339)	(349)
Purchases of loans, including purchased interest	(1,630)	(16,616)
Purchases of premises and equipment	(1,045)	(1,098)
Net cash used in investing activities	(11,849)	(26,057)
Cash flows from financing activities:
Net increase in deposits	5,595	21,363
Net increase (decrease) in other borrowings	11,108	(3,666)
Proceeds from Federal Home Loan Bank advances	170,400	160,204
Repayment of Federal Home Loan Bank advances	(187,805)	(149,463)
Purchases of treasury stock, including deferred compensation plan activity	(1,930)	(69)
Proceeds from the issuance of common stock under dividend reinvestment plan	-	313
Proceeds from the exercise of share options	113	530
Tax benefit from share option exercises	189	201
Cash dividends paid	(2,556)	(2,408)
Net cash (used in) provided by financing activities	(4,886)	27,005
Net (decrease) increase in cash and cash equivalents	(11,543)	6,412
Cash and cash equivalents at beginning of year	71,909	66,163
Cash and cash equivalents at end of period	$60,366	$72,575

Noncash Investing and Financing Activities: Loans charged off	$25	$38
Supplemental Disclosures: Interest payments	18,393	14,727
Income tax payments	125	240

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

General
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company and financial holding company. The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank founded in 1800. Through its subsidiaries, the Bancorp offers a complete product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its branch offices in Rhode Island, Massachusetts and southeastern Connecticut, ATMs, and its Internet web site (www.washtrust.com).

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

The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices of the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses and the review of goodwill and other intangible assets for impairment.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of March 31, 2007 and December 31, 2006, respectively, and the results of operations and cash flows for the interim periods presented. Interim results are not necessarily reflective of the results of the entire year. The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP. The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

(2) New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140.” This Statement eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments. This Statement also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. Prior periods should not be restated. The adoption of SFAS No. 155 did not have a material impact on the Corporation’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140.” This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value. SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value. An entity that used derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value. SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of SFAS No. 156 did not have a material impact on the Corporation’s financial position or results of operations.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 did not have a material impact on the Corporation’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R)”. The recognition and disclosure provisions of SFAS No. 158 were adopted by the Corporation for the year ended December 31, 2006. Upon adoption, the funded status of an employer’s postretirement benefit plan was recognized in the statement of financial position and the changes in funded status of the defined benefit plan, including actuarial gains and losses and prior service costs and credits were recognized in comprehensive income. The requirement to measure the plan’ assets and obligations as of the employers fiscal year end is effective for fiscal years ending after December 15, 2008. The Corporation is currently evaluating the impact the measurement date provisions of SFAS No. 158 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities - Including an amendment to FASB No. 115”. This Statement permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (i) may be applied instrument-by-instrument with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments. This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Instruments.” Retrospective application is allowed for early adopters, prohibited for others. The choice to adopt early must be made within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements. This Statement permits application to eligible items existing at the effective date (or early adoption date). The Corporation is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2007
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$164,394	$846	$(551)	$164,689
Mortgage-backed securities	300,793	1,085	(4,189)	297,689
Trust preferred securities	36,161	281	(151)	36,291
Corporate bonds	24,983	81	(20)	25,044
Corporate stocks	14,319	4,071	(161)	18,229
Total	540,650	6,364	(5,072)	541,942
December 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	157,383	778	(876)	157,285
Mortgage-backed securities	298,038	923	(5,174)	293,787
Trust preferred securities	30,571	208	(205)	30,574
Corporate bonds	24,998	83	(47)	25,034
Corporate stocks	14,976	4,915	(175)	19,716
Total	$525,966	$6,907	$(6,477)	$526,396

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2007
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$22,000	$-	$(246)	$21,754
Mortgage-backed securities	66,319	496	(1,351)	65,464
States and political subdivisions	76,145	108	(497)	75,756
Total	164,464	604	(2,094)	162,974
December 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	42,000	-	(422)	41,578
Mortgage-backed securities	69,340	440	(1,604)	68,176
States and political subdivisions	66,115	88	(588)	65,615
Total	$177,455	$528	$(2,614)	$175,369

Securities available for sale and held to maturity with a fair value of $555.2 million and $557.4 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at March 31, 2007 and December 31, 2006, respectively. In addition, securities available for sale and held to maturity with a fair value of $9.3 million and $9.6 million were collateralized for the discount window at the Federal Reserve Bank at March 31, 2007 and December 31, 2006, respectively. There were no borrowings with the Federal Reserve Bank at either date. Securities available for sale with a fair value of $2.1 million were designated in a rabbi trust for a nonqualified retirement plan at March 31, 2007 and December 31, 2006. As of March 31, 2007, securities available for sale with a fair value of $20.4 million were pledged as collateral to secure securities sold under agreements to repurchase.

At March 31, 2007 and December 31, 2006, the available for sale and held to maturity securities portfolio included $200 thousand and $1.7 million of net pretax unrealized losses, respectively. Included in these net amounts were gross unrealized losses amounting to $7.2 million and $9.1 million at March 31, 2007 and December 31, 2006, respectively.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize, for all securities in an unrealized loss position at March 31, 2007 and December 31, 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At March 31, 2007	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	6	$35,884	$82	13	$82,765	$715	19	$118,649	$797
Mortgage-backed securities	10	27,705	74	69	230,984	5,466	79	258,689	5,540
States and
political subdivisions	62	49,347	343	12	6,758	154	74	56,105	497
Trust preferred securities	-	-	-	6	13,896	151	6	13,896	151
Corporate bonds	3	11,148	8	1	3,002	12	4	14,150	20
Subtotal, debt securities	81	124,084	507	101	337,405	6,498	182	461,489	7,005
Corporate stocks	5	5,834	107	4	1,505	54	9	7,339	161
Total temporarily
impaired securities	86	$129,918	$614	105	$338,910	$6,552	191	$468,828	$7,166

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2006	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	8	$52,751	$211	14	$94,393	$1,087	22	$147,144	$1,298
Mortgage-backed securities	7	20,620	122	69	240,457	6,656	76	261,077	6,778
States and
political subdivisions	61	45,948	419	12	6,747	169	73	52,695	588
Trust preferred securities	-	-	-	7	14,840	205	7	14,840	205
Corporate bonds	2	6,130	34	1	3,006	13	3	9,136	47
Subtotal, debt securities	78	125,449	786	103	359,443	8,130	181	484,892	8,916
Corporate stocks	5	5,823	110	4	1,494	65	9	7,317	175
Total temporarily
impaired securities	83	$131,272	$896	107	$360,937	$8,195	190	$492,209	$9,091

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to interest rates. The majority of debt securities reported in an unrealized loss position at March 31, 2007 were purchased during 2005, 2004 and 2003, during which time interest rates were at or near historical lows. The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk. The Corporation has the ability and intent to hold these investments to full recovery of the cost basis. The debt securities in an unrealized loss position at March 31, 2007 consisted of 182 debt security holdings. The largest loss percentage of any single holding was 4.50% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The Corporation believes that the nature and duration of impairment on its equity securities holdings are considered to be a function of general financial market movements and industry conditions. The equity securities in an unrealized loss position at March 31, 2007 consisted of 9 holdings of financial and commercial entities.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$271,817	18%	$282,019	19%
Construction and development (2)	33,092	2%	32,233	2%
Other (3)	294,261	21%	273,145	19%
Total commercial	599,170	41%	587,397	40%

Residential real estate:
Mortgages (4)	577,823	39%	577,522	40%
Homeowner construction	11,742	1%	11,149	-%
Total residential real estate	589,565	40%	588,671	40%

Consumer
Home equity lines	142,548	10%	145,676	10%
Home equity loans	94,521	6%	93,947	6%
Other	44,396	3%	44,295	4%
Total consumer	281,465	19%	283,918	20%
Total loans (5)	$1,470,200	100%	$1,459,986	100%

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
(5) Net of unamortized loan origination fees, net of costs, totaling $80 thousand and $277 thousand at March 31, 2007 and December 31, 2006, respectively. Also includes $300 thousand and $342 thousand of premium, net of discount, on purchased loans at March 31, 2007 and December 31, 2006, respectively.

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)

Three months ended March 31,	2007	2006
Balance at beginning of period	$18,894	$17,918
Provision charged to expense	300	300
Recoveries of loans previously charged off	191	67
Loans charged off	(25)	(38)
Balance at end of period	$19,360	$18,427

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the nine months ended March 31, 2007 are as follows:

Goodwill
Wealth
(Dollars in thousands)	Commercial	Management
	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2006	$22,591	$21,967	$44,558
Additions to goodwill during the period	-	-	-
Impairment recognized	-	-	-
Balance at March 31, 2007	$22,591	$21,967	$44,558

Other Intangible Assets
	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2006	$650	$11,937	$229	$12,816
Amortization	50	306	12	368
Balance at March 31, 2007	$600	$11,631	$217	$12,448

Amortization of intangible assets for the three months ended March 31, 2007 totaled $368 thousand. Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(Dollars in thousands)
	Core	Advisory	Non-compete
Estimated amortization expense:	Deposits	Contracts	Agreements	Total
2007 (full year)	$140	$1,194	$49	$1,383
2008	120	1,111	49	1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091
2011	120	768	33	921

The components of intangible assets at March 31, 2007 are as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,397	2,026	930	5,353
Net amount	$600	$11,631	$217	$12,448

(7) Income Taxes
Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). The adoption of FIN 48 did not result in any adjustment to retained earnings as of January 1, 2007.

As of the adoption date, the Corporation had gross tax affected unrecognized tax benefits of $1.2 million. If recognized this amount would be recorded as a component of income tax expense. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

The Corporation recognizes potential accrued interest related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income. As of the adoption date of January 1, 2007, accrued interest amounted to

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

$70 thousand. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. Penalties, if incurred, would be recognized as a component of income tax expense.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003. With a few exceptions, the Corporation is no longer subject to state income tax examinations by tax authorities for years before 2000.

(8) Borrowings
Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(Dollars in thousands)	March 31,	December 31,
	2007	2006
FHLB advances	$457,145	$474,561

During the first quarter of 2007, the Corporation prepaid $26.5 million in advances payable to the FHLB resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $1.1 million. See additional discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations, under the caption “Noninterest Expense.”

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at March 31, 2007. Under an agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”). The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB. The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at March 31, 2007. Included in the collateral were securities available for sale and held to maturity with a fair value of $432.1 million and $451.5 million that were specifically pledged to secure FHLB borrowings at March 31, 2007 and December 31, 2006, respectively. Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	March 31,	December 31,
	2007	2006
Treasury, Tax and Loan demand note balance	$2,121	$3,863
Deferred acquisition obligations	3,769	10,372
Securities sold under repurchase agreements	19,500	-
Other	402	449
Other borrowings	$25,792	$14,684

In the first quarter of 2007, securities sold under repurchase agreements of $19.5 million were executed. The securities sold under agreements to repurchase are callable at the issuer’s option, at one time only, in one year and mature in five years. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Stock Purchase Agreement for the August 2005 acquisition of Weston Financial provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008. Contingent payments are added to goodwill and recorded as deferred acquisition liabilities at the time the payments are determinable beyond a reasonable doubt. Deferred acquisition obligations amounted to $3.8 million at March 31, 2007 compared to $10.4 million at December 31, 2006. In the first quarter of 2007 the Corporation paid approximately $6.7.million in earn-out payments.

(9) Shareholders’ Equity
Stock Repurchase Plan:
Under the Corporation’s 2006 stock repurchase plan, 61,100 shares of stock were repurchased at a total cost of $1.7 million during the three months ended March 31, 2007. In addition, 11,180 shares were acquired pursuant to the Nonqualified Deferred Compensation Plan.

Regulatory Capital Requirements:
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at March 31, 2007 and December 31, 2006, as well as the corresponding minimum regulatory amounts and ratios:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2007:
Total Capital (to Risk-Weighted Assets):
Corporation	$163,382	10.84%	$120,581	8.00%	$150,727	10.00%
Bank	$164,163	10.90%	$120,508	8.00%	$150,635	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$142,772	9.47%	$60,291	4.00%	$90,436	6.00%
Bank	$143,564	9.53%	$60,254	4.00%	$90,381	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$142,772	6.14%	$92,944	4.00%	$116,180	5.00%
Bank	$143,564	6.18%	$92,900	4.00%	$116,125	5.00%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Corporation	$161,076	10.96%	$117,538	8.00%	$146,922	10.00%
Bank	$168,235	11.46%	$117,465	8.00%	$146,832	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$140,568	9.57%	$58,769	4.00%	$88,153	6.00%
Bank	$147,738	10.06%	$58,733	4.00%	$88,099	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$140,568	6.01%	$93,487	4.00%	$116,858	5.00%
Bank	$147,738	6.32%	$93,437	4.00%	$116,797	5.00%

(1)	Leverage ratio

The Corporation’s capital ratios at March 31, 2007 place the Corporation in the “well-capitalized” category according to regulatory standards.

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

(Dollars in thousands)	March 31, 2007	December 31, 2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$156,944	$122,376
Home equity lines	182,290	185,483
Other loans	11,906	10,671
Standby letters of credit	8,898	9,401
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	4,868	2,924
Commitments to sell fixed rate mortgage loans	6,988	5,066

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At March 31, 2007 and December 31, 2006, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.9 million and $9.4 million, respectively. At March 31, 2007 and December 31, 2006, there was no liability to beneficiaries resulting from standby letters of credit. Fee income on standby letters of credit for the three months ended March 31, 2007 and 2006 was insignificant.

At March 31, 2007, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the fair value of these commitments is recognized in other assets on the balance sheet and changes in fair value of such commitments are recorded in current earnings in the income statement. The carrying value of such commitments as of March 31, 2007 and December 31, 2006 and the respective changes in fair values for the three months ended March 31, 2007 and 2006 were insignificant.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Defined Benefit Pension Plans

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Three months ended March 31,	2007	2006	2007	2006
Service cost	$503	$517	$86	$88
Interest cost	462	413	130	116
Expected return on plan assets	(496)	(450)	-	-
Amortization of transition asset	(1)	(1)	-	-
Amortization of prior service cost	(9)	(8)	16	16
Recognized net actuarial loss	47	79	54	54
Net periodic benefit cost	$506	$550	$286	$274

Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the three months ended March 31, 2007 and 2006 were as follows:

	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
	2006	2005	2006	2005
Measurement date	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Discount rate	5.90%	5.50%	5.90%	5.50%
Expected long-term return on plan assets	8.25%	8.25%	-	-
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

As discussed in Note 2, the SFAS No. 158 requirement to measure the plan’s assets and obligations as of the employer’s fiscal year end is effective December 31, 2008.

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1.3 million to its qualified pension plan and $369 thousand in benefit payments to its non-qualified retirement plans in 2007. As of March 31, 2007, approximately $1.9 million of contributions have been made to the qualified pension plan and $84 thousand in benefit payments have been made to the non-qualified retirement plans. The Corporation presently anticipates contributing an additional $251 thousand in benefit payments to the non-qualified retirement plans in 2007.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Business Segments
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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2007	2006	2007	2006	2007	2006	2007	2006
Net interest income (expense)	$13,201	$13,396	$(8)	$(24)	$1,677	$2,043	$14,870	$15,415
Noninterest income	2,889	2,749	6,894	6,440	1,465	331	11,248	9,520
Total income	16,090	16,145	6,886	6,416	3,142	2,374	26,118	24,935

Provision for loan losses	300	300	-	-	-	-	300	300
Depreciation and amortization expense	616	558	436	419	44	157	1,096	1,134
Other noninterest expenses	8,643	8,315	4,298	4,342	3,072	1,913	16,013	14,570
Total noninterest expenses	9,559	9,173	4,734	4,761	3,116	2,070	17,409	16,004
Income before income taxes	6,531	6,972	2,152	1,655	26	304	8,709	8,931
Income tax expense (benefit)	2,301	2,425	834	658	(401)	(225)	2,734	2,858
Net income	$4,230	$4,547	$1,318	$997	$427	$529	$5,975	$6,073

Total assets at period end	1,540,794	1,499,729	36,726	33,145	822,442	899,891	2,399,962	2,432,765
Expenditures for long-lived assets	$886	788	69	254	90	56	1,045	1,098

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

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Comprehensive Income

(Dollars in thousands)

Three months ended March 31,	2007	2006

Net income	$5,975	$6,073

Unrealized holding gains (losses) on securities available for sale, net of $664 income
tax expense in 2007 and $1,754 income tax benefit in 2006	1,234	(3,211)
Reclassification adjustments for gains arising during the period, net of $371 income tax
expense in 2007 and $20 income tax expense in 2006	(665)	(39)
Change in funded status of defined benefit plans related to the amortization of net actuarial losses, net prior service credit and net transition asset, net of $37 income
tax expense in 2007	70	-
Total comprehensive income	$6,614	$2,823

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

(Dollars and shares in thousands, except per share amounts)

Three months ended March 31,	2007	2006

Net income	$5,975	$6,073

Weighted average basic shares	13,412.1	13,386.8
Dilutive effect of:
Options	244.6	276.2
Other	66.3	35.6
Weighted average diluted shares	13,723.0	13,698.6

Earnings per share:
Basic	$0.45	$0.45
Diluted	$0.44	$0.44

(15) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at March 31, 2007 and for the three months ended March 31, 2007 and 2006, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board (United States)) and not an audit, set forth in their separate report dated May 7, 2007 appearing below. That report does not express an opinion on the interim unaudited consolidated financial information. KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included. Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the liability provisions of Section 11 of the Securities Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of March 31, 2007, and the related consolidated statements of income and cash flows for the three months period ended March 31, 2007 and 2006. These consolidated financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries as of December 31, 2006, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ KPMG LLP

Providence, Rhode Island
May 7, 2007

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

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies. The Corporation’s accounting and reporting policies comply with U.S. generally accepted accounting principles and conform to general practices within the banking industry. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. The financial position and results of operations can be affected by these estimates and assumptions, which are important in understanding the reported results. Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors. As discussed in our 2006 Annual Report on Form 10-K, we have identified the allowance for loan losses, accounting for acquisitions and review of goodwill and intangible assets for impairment, other-than-temporary impairment of investment securities, defined benefit pension obligations, interest income recognition, and tax estimates as critical accounting policies. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Results of Operations
Overview
Net income for the first quarter of 2007 was $6.0 million, a decrease of 1.6% from the $6.1 million reported for the first quarter of 2006. On a per diluted share basis, the Corporation earned $0.44 for the first quarter of 2007 and 2006.

The rates of return on average equity and average assets for the three months ended March 31, 2007 were 13.66% and 1.00%, compared to 15.09% and 1.01%, respectively, for the same period in 2006.

Selected financial highlights are presented in the table below.

(Dollars in thousands, except per share amounts)

Three months ended March 31,	2007	2006

Earnings:
Net income	$5,975	$6,073
Diluted earnings per share	0.44	0.44
Dividends declared per common share	0.20	0.19
Weighted average shares- Basic	13,412.1	13,386.8
Weighted average shares- Diluted	13,723.0	13,698.6

Select Ratios:
Return on average assets	1.00%	1.01%
Return on average shareholders equity	13.66%	15.09%
Interest rate spread (taxable equivalent basis)	2.46%	2.53%
Net interest margin (taxable equivalent basis)	2.81%	2.84%

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

Net interest income totaled $14.9 million for the three months ended March 31, 2007, down $545 thousand, or 3.5%, from the corresponding period in 2006. Included in net interest income for the quarter ended March 31, 2007 was interest recovery of $322 thousand received on a previously charged off loan. Also, included in net interest income for the three months ended March 31, 2007 and 2006 were $103 thousand and $135 thousand, respectively, of loan prepayment and other fees.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities. For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the three months ended March 31, 2007 amounted to $15.3 million, down $427 thousand, or 2.7%, from the same period a year ago. Net interest margin (FTE net interest income as a percentage of average interest-earning assets) amounted to 2.81% for the first quarter of 2007, down 3 basis points from the first quarter last year and up 7 basis points from the fourth quarter of 2006. Excluding the 6 basis points attributable to the first quarter 2007 interest recovery, the net interest margin was down 9 basis points from the first quarter of 2006 and up by 1 basis point from the fourth quarter of 2006. The inverted yield curve has increased rates paid on deposits and caused a higher rate of growth in higher cost deposit categories, while earning asset yields have risen more slowly.

Average interest-earning assets for the three months ended March 31, 2007 decreased $34.9 million over the amounts reported for the same period last year. This decrease was mainly due to reductions in the securities portfolio, offset in part by growth in the loan portfolio. The yield on total loans for the three months ended March 31, 2007 increased 36 basis points from the comparable 2006 period. The contribution of the first quarter 2007 interest recovery on total loans was 9 basis points for the three months ended March 31, 2007. Total average securities for the three months ended March 31, 2007 decreased $82.7 million. The inversion of the yield curve made reinvestment of maturing balances unattractive relative to funding costs during these periods. The FTE rate of return on securities for the three months ended March 31, 2007 increased 51 basis points from the comparable 2006 period. The increase in the total yield on securities reflects a combination of higher yields on variable rate securities tied to short-term interest rates, sale or runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows relative to the prior year. The Corporation continues to consider appropriate strategies to manage rising funding costs and more slowly increasing investment yields given the inverted yield curve.

For the three months ended March 31, 2007, average interest-bearing liabilities declined $27.2 million over the amount reported for the comparable period last year. The Corporation experienced growth in money market and savings accounts and other borrowed funds, and declines in NOW accounts, time deposits and savings accounts as well as FHLB advances. Included in time deposits were brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources. Average brokered certificates of deposit for the first quarter of 2007 decreased $43.0 million while the average rate paid increased 6 basis points, from the comparable period last year. The balance of average FHLB advances for the three months ended March 31, 2007 decreased $79.9 million while the average rate paid on FHLB advances increased 34 basis points, from the same period a year ago.

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

Three months ended March 31,	2007			2006
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$592,059	$7,773	5.32%	$589,837	$7,404	5.09%
Commercial and other loans	587,088	11,372	7.86%	556,013	10,254	7.48%
Consumer loans	281,572	4,825	6.95%	267,068	4,289	6.51%
Total loans	1,460,719	23,970	6.66%	1,412,918	21,947	6.30%
Federal funds sold and
other short-term investments	13,494	191	5.75%	10,178	116	4.62%
Taxable debt securities	622,981	7,792	5.07%	737,563	8,412	4.63%
Nontaxable debt securities	69,648	978	5.69%	35,177	504	5.81%
Corporate stocks and FHLB stock	43,468	800	7.46%	49,344	761	6.26%
Total securities	749,591	9,761	5.28%	832,262	9,793	4.77%
Total interest-earning assets	2,210,310	33,731	6.19%	2,245,180	31,740	5.73%
Non interest-earning assets	171,033			149,361
Total assets	$2,381,343			$2,394,451
Liabilities and Shareholders’ Equity:
NOW accounts	$169,675	$68	0.16%	$170,421	$67	0.16%
Money market accounts	293,985	2,811	3.88%	228,305	1,607	2.85%
Savings deposits	205,572	710	1.40%	204,768	287	0.57%
Time deposits	832,492	9,388	4.57%	851,298	8,277	3.94%
FHLB advances	467,448	4,968	4.31%	547,391	5,359	3.97%
Junior subordinated debentures	22,681	338	6.04%	22,681	338	6.04%
Other borrowed funds	12,797	150	4.73%	7,017	80	4.64%
Total interest-bearing liabilities	2,004,650	18,433	3.73%	2,031,881	16,015	3.20%
Demand deposits	170,977			179,954
Other liabilities	30,719			21,759
Shareholders’ equity	174,997			160,947
Total liabilities and shareholders’ equity	$2,381,343			$2,394,541
Net interest income (FTE)		$15,298			$15,725
Interest rate spread			2.46%			2.53%
Net interest margin			2.81%			2.84%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,	2007	2006
Commercial and other loans	$36	$50
Nontaxable debt securities	310	176
Corporate stocks	82	84

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated. The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended
	March 31, 2007 vs. 2006
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg
Interest on interest-earning assets:
Residential real estate loans	$28	$341	$369
Commercial and other loans	586	532	1,118
Consumer loans	239	297	536
Federal funds sold and other short-term investments	43	32	75
Taxable debt securities	(1,377)	757	(620)
Nontaxable debt securities	484	(10)	474
Corporate stocks and FHLB stock	(97)	136	39
Total interest income	(94)	2,085	1,991
Interest on interest-bearing liabilities:
NOW accounts	1	-	1
Money market accounts	534	670	1,204
Savings deposits	1	422	423
Time deposits	(186)	1,297	1,111
FHLB advances	(825)	434	(391)
Junior subordinated debentures	-	-	-
Other borrowed funds	67	3	70
Total interest expense	(408)	2,826	2,418
Net interest income	$314	($741)	($427)

Provision and Allowance for Loan Losses
The Corporation’s loan loss provision charged to earnings amounted to $300 thousand for the three months ended March 31, 2007, unchanged from the amount recorded in 2006. The allowance for loan losses was $19.4 million, or 1.32% of total loans, at March 31, 2007, compared to $18.2 million, or 1.29%, at March 31, 2006. See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. Noninterest income as a percent of total revenues (net interest income plus noninterest income) increased from 38.2% in the first quarter of 2006 to 43.1% in the first quarter of 2007. Total noninterest income amounted to $11.2 million for the first quarter of 2007, up $1.7 million from the same quarter a year ago. Included in noninterest income were net realized gains on sales of securities of $1.0 million and $59 thousand for the three months ended March 31, 2007 and 2006, respectively. Excluding net realized gains on sales of securities, noninterest income increased $751 thousand, or 8 percent, from the same quarter of 2006. This increase was largely attributable to higher revenues from wealth management services.

The following table presents a noninterest income comparison for the three months ended March 31, 2007 and 2006:

(Dollars in thousands)	2007	2006	$ Change	% Change
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$5,038	$4,627	$411	8.9%
Mutual fund fees	1,262	1,130	132	11.7
Financial planning, commissions and other service fees	570	683	(113)	(16.5)
Wealth management services	6,870	6,440	430	6.7
Service charges on deposit accounts	1,125	1,119	6	0.5
Merchant processing fees	1,204	1,047	157	15.0
Income from BOLI	391	279	112	40.1
Net gains on loan sales and commissions
on loans originated for others	264	276	(12)	(4.3)
Other income	358	300	58	19.3
Subtotal	10,212	9,461	751	7.9
Net realized gains on securities	1,036	59	977	1655.9
Total noninterest income	$11,248	$9,520	$1,728	18.2%

Wealth management revenues for the three months ended March 31, 2007 increased by 6.7% over the same period in 2006. Revenue from wealth management services is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets. Assets under administration totaled $3.806 billion at March 31, 2007, up $111.5 million, or 3.0%, in the first quarter of 2007 and up $363.3 million, or 10.6%, from March 31, 2006. This growth was due to business development efforts and financial market appreciation.

Merchant processing fees for the three months ended March 31, 2007 increased 15.0% from the corresponding period a year ago due to increases in the volume of transactions processed for existing and new customers. Merchant processing fees represent charges to merchants for credit card transactions processed.

Income from bank-owned life insurance (“BOLI”) increased $112 thousand, or 40.1%, amounting to $391 thousand for the three months ended March 31, 2007. The increase is largely attributable to the purchase of an additional $8 million in BOLI during the second quarter of 2006.

Common equity securities were sold in the first quarter of 2007, resulting in the recognition of $1.0 million of net realized gains on sales of securities. Net realized gains on securities sales during the three month period in 2006 totaled $59 thousand.

Noninterest Expense
Noninterest expenses amounted to $17.1 million for the first quarter of 2007, up $1.4 million, or 8.9%, from the same quarter a year ago. During the first quarter of 2007, the Corporation prepaid $26.5 million in higher cost advances from Federal Home Loan Bank of Boston (“FHLBB”), resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $1.1 million. The source of funds for the paydowns was maturities of investments as well as other borrowings. Excluding debt prepayment penalty expense, noninterest expenses increased $338 thousand, or 2.2%, over the same quarter last year.

The following table presents a noninterest expense comparison for the three months ended March 31, 2007 and 2006:

(Dollars in thousands)	2007	2006	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$9,812	$9,619	$193	2.0%
Net occupancy	1,017	954	63	6.6
Equipment	832	799	33	4.1
Merchant processing costs	1,019	887	132	14.9
Outsourced services	519	518	1	0.2
Advertising and promotion	429	437	(8)	(1.8)
Legal, audit and professional fees	450	376	74	19.7
Amortization of intangibles	368	405	(37)	(9.1)
Debt prepayment penalties	1,067	-	1,067	100.0
Other	1,596	1,709	(113)	(6.6)
Total noninterest expense	$17,109	$15,704	$1,405	8.9%

Salaries and employee benefit expense, the largest component of noninterest expense, totaled $9.8 million for the three months ended March 31, 2007, up $193 thousand, or 2%, from the first quarter of 2006. The increase is primarily attributable to increases in salaries and wages and performance-based compensation plans.

Net occupancy expense for the three months ended March 31, 2007 increased $63 thousand, or 6.6%, over the same period in 2006. The increase is due to increased rental expenses and maintenance costs.

Merchant processing costs for the three months ended March 31, 2007 increased $132 thousand, or 14.9%, from the comparable period in 2006 due to increases in the volume of transactions processed for existing and new customers. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.

Legal, audit and professional fees for the three months ended March 31, 2007 increased $74 thousand, or 19.7%, from the same period last year primarily due to increased consulting expenses.

Debt prepayment penalty expense, resulting from the prepayment of $26.5 million in higher cost advances from the FHLBB, amounted to $1.1 million during the first quarter of 2007. The source of funds for the paydowns was maturities of investments as well as other borrowings.

Income Taxes
Income tax expense amounted to $2.7 million and $2.9 million, respectively, for the three months ended March 31, 2007 and 2006. The Corporation’s effective tax rate for the three months ended March 31, 2007 was 31.4%, down slightly from 32.0% from the same period in 2006. These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
Total assets amounted to $2.400 billion, essentially unchanged from December 31, 2006. Total liabilities declined $1.7 million in the first quarter of 2007, with total deposits increasing $5.6 million, other borrowings increasing $11.1 million and FHLB advances decreasing $17.4 million. Shareholders’ equity totaled $175.5 million at March 31, 2007, up $2.5 million, compared to $173.1 million at December 31, 2006.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. At March 31, 2007 the securities portfolio totaled $706.4 million, up $2.6 million from December 31, 2006.

The net unrealized losses on securities available for sale and held to maturity amounted to $198 thousand at March 31, 2007, compared to $1.7 million at December 31, 2006. The decrease in unrealized losses in the first quarter is primarily attributable to the effect a decrease in the intermediate to long term rates had on the

Corporation’s securities portfolio. See Note 3 to the Consolidated Financial Statements for detail of unrealized gains and losses on securities.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances. As of March 31, 2007 and 2006, the Corporation’s investment in FHLB stock totaled $28.7 million.

Loans
Loan growth was modest in the first quarter of 2007. Total loans increased by $10.2 million, or 0.7%, in the first quarter of 2007 due to growth in commercial loans.

Commercial loans, including commercial real estate and construction loans, totaled $599.2 million at March 31, 2007, up $11.8 million, or 2.0%, in the first quarter of 2007. Residential real estate loans totaled $589.6 million at March 31, 2007, increasing $894 thousand, or 0.2%, during the three months ended March 31, 2007. Demand for residential mortgages has been modest and consumer balances experienced runoff due to refinancing into first mortgages. Consumer loans declined $2.5 million, or 0.9%, during the three months ended March 31, 2007.

Asset Quality
Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Application of Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

At March 31, 2007, the allowance for loan losses was $19.4 million, or 1.32% of total loans, and 624% of total nonaccrual loans. This compares with an allowance of $18.9 million, or 1.29% of total loans, and 694% of nonaccrual loans at December 31, 2006. Loan recoveries, net of charge-offs, amounted to $166 thousand and $29 thousand, respectively, for the three months ended March 31, 2007 and 2006.

Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)	March 31,	December 31,
	2007	2006
Nonaccrual loans 90 days or more past due	$2,068	$1,470
Nonaccrual loans less than 90 days past due	1,035	1,253
Total nonaccrual loans	3,103	2,723
Other real estate owned, net	-	-
Total nonperforming assets	$3,103	$2,723
Nonaccrual loans as a percentage of total loans	0.21%	0.19%
Nonperforming assets as a percentage of total assets	0.13%	0.11%
Allowance for loan losses to nonaccrual loans	623.91%	693.87%
Allowance for loan losses to total loans	1.32%	1.29%

Nonperforming assets amounted to $3.1 million, or 0.13% of total assets, at March 31, 2007, compared to $2.7 million, or 0.11%, at December 31, 2006.

There were no accruing loans 90 days or more past due at March 31, 2007 or December 31, 2006.

Impaired loans consist of all nonaccrual commercial loans. At March 31, 2007, the recorded investment in impaired loans was $2.2 million, which had a related allowance of $282 thousand. Also during the three months ended March 31, 2007, interest income recognized on impaired loans amounted to approximately $149 thousand. Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

(Dollars in thousands)	March 31,	December 31,
	2007	2006
Residential real estate	$709	$721
Commercial:
Mortgages	1,157	981
Construction and development	-	-
Other	1,021	831
Consumer	216	190
Total nonaccrual loans	$3,103	$2,723

Deposits
Deposits totaled $1.684 billion at March 31, 2007, down $5.6 million, or 0.3%, from December 31, 2006. Excluding a $12.5 million decrease in brokered certificates of deposit, in-market deposits were up $18.1 million, or 1.2%, for the three months ended March 31, 2007. The Corporation has continued to experience a shift in the mix of deposits away from lower cost demand deposit accounts and into higher cost money market accounts and certificates of deposit. Deposit gathering continues to be extremely competitive.

Demand deposits amounted to $175.0 million at March 31, 2007, down $11.5 million, or 6.2%, from December 31, 2006.

NOW account balances totaled $176.0 million at March 31, 2007, up $527 thousand, or 0.3%, from the end of 2006.

Money market account balances totaled $290.3 million at March 31, 2007, up $3.3 million, or 1.1%, from December 31, 2006.

Savings deposits declined $1.5 million, or 0.7%, and amounted to $204.5 million.

Time deposits (including brokered certificates of deposit) amounted to $837.8 million, up $14.8 million, or 1.8%, during the first quarter of 2007. The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources. Brokered time deposits amounted to $163.1 million, down $12.5 million, or 7.1%, during the three months ended March 31, 2007. Excluding the brokered time deposits, time deposits rose $27.4 million, or 4.2%, during the three months ended March 31, 2007 due to growth in consumer and commercial certificates of deposit.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. FHLB advances declined $17.4 million during the quarter ended March 31, 2007. See Note 8 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits. Deposits (demand, NOW, money market, savings and time deposits) funded approximately 70% of total average assets in the first three months of 2007. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during the first three months of 2007.

For the three months ended March 31, 2007, net cash used in financing activities amounted to $4.9 million and was used primarily to repay FHLB advances, offset in part by overall growth in deposits and other borrowings. See additional discussion on the first quarter 2007 prepayment of FHLB advances under the caption “Noninterest Expense”. Net cash used in investing activities was $11.8 million for the three months ended March 31, 2007 and resulted primarily from internal loan growth and purchases of loans. Net cash provided by operating activities amounted to $5.2 million in the quarter of 2007, generated primarily by net income. See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $175.5 million at March 31, 2007, up $2.5 million since December 31, 2006. The increase in retained earnings reflected the Corporations net income of $6.0 million, and was offset in part by the Corporations dividend declared of $2.7 million. The dividend represents a $0.20 per share dividend, which was paid to shareholders on April 12, 2007. This was an increase from the $0.19 per share rate paid throughout 2006 and represents the fifteenth consecutive year with a dividend increase. Under the Corporation’s 2006 Common Stock Repurchase Plan, 61,100 shares were repurchased at a total cost of $1.7 million during the first quarter of 2007. Book value per share as of March 31, 2007 and December 31, 2006 amounted to $13.12 and $12.89, respectively

The ratio of total equity to total assets amounted to 7.3% and 7.2% at March 31, 2007 and December 31, 2006, respectively. Book value per share as of March 31, 2007 and December 31, 2006 amounted to $13.12 and $12.89, respectively. The tangible book value per share was $8.86 at March 31, 2007, compared to $8.61 at the end of 2006.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments. The following table summarizes our contractual cash obligation and other commitments at March 31, 2007.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$457,145	$155,896	$184,741	$47,389	$69,119
Junior subordinated debentures	22,681	-	-	-	22,681
Operating lease obligations	1,628	723	775	123	7
Software licensing arrangements	1,514	877	507	130	-
Treasury, tax and loan demand note	2,121	2,121	-	-	-
Deferred acquisition obligations	3,769	1,925	1,844	-	-
Other borrowed funds	19,902	26	59	19,569	248
Total contractual obligations	$508,760	$161,568	$187,926	$67,211	$92,055

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration - Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$156,944	$110,702	$9,225	$12,340	$24,677
Home equity lines	182,290	879	2,939	9,008	169,464
Other loans	11,906	9,419	1,430	1,057	-
Standby letters of credit	8,898	8,898	-	-	-
Forward loan commitments to:
Originate loans	4,868	4,868	-	-	-
Sell loans	6,988	6,988	-	-	-
Total commitments	$371,894	$141,754	$13,594	$22,405	$194,141

See additional discussion in Note 10 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

Off-Balance Sheet Arrangements
For the quarter ended March 31, 2007, Washington Trust engaged in no off-balance sheet transactions reasonably likely to have a material effect on the consolidated financial condition.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of March 31, 2007 and December 31, 2006, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of March 31, 2007 and December 31, 2006. Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2007		December 31, 2006
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-1.86%	-2.08%	-1.63%	-2.47%
100 basis point rate increase	-1.12%	-5.65%	-1.18%	-5.03%
200 basis point rate increase	-0.72%	-9.08%	-0.78%	-8.01%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2007 and December 31, 2006 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and government-sponsored agency securities (noncallable)	2,720	(4,990)
U.S. government-sponsored agency securities (callable)	982	(6,030)
Mortgage-backed securities	6,741	(17,308)
Corporate securities	396	(771)
Total change in market value as of March 31, 2007	$10,839	$(29,099)

Total change in market value as of December 31, 2006	$11,567	$(29,447)

See additional discussion in Note 10 to the Corporation’s Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4. Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended March 31, 2007. Based upon that evaluation, the Corporation’s principal executive officer and principal financial and accounting officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate. There has been no change in our internal control over financial reporting during the period ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors
There have been no material changes in the risk factors described in Item 1A of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended March 31, 2007 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the 2006 Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), the Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), and the Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”).
	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				N/A
1/1/2007 to 1/31/2007	193	$28.05	193	N/A
2/1/2007 to 2/28/2007	10,783	27.67	10,783	N/A
3/1/2007 to 3/31/2007	204	27.00	204	N/A
Total Deferred Compensation Plan	11,180	$27.66	11,180	N/A

2006 Stock Repurchase Plan (2)
Balance at beginning of period				400,000
1/1/2007 to 1/31/2007	-	-	-	400,000
2/1/2007 to 2/28/2007	32,100	$27.36	32,100	367,900
3/1/2007 to 3/31/2007	29,000	26.82	29,000	338,900
Total 2006 Stock Repurchase Plan	61,100	$27.10	61,100	338,900

Other (3)
Balance at beginning of period				N/A
1/1/2007 to 1/31/2007	20,717	$14.93	20,717	N/A
2/1/2007 to 2/28/2007	195	18.25	195	N/A
3/1/2007 to 3/31/2007	713	11.56	713	N/A
Total Other	21,625	$14.85	21,625	N/A
Total Purchases of Equity Securities	93,905	$24.35	93,905

(1) The Deferred Compensation Plan was established on January 1, 1999. This plan allows directors and officers to defer a portion of their compensation. The deferred compensation is contributed to a rabbi trust that invests the assets of the trust into selected mutual funds as well as shares of the Bancorp’s common stock pursuant to the direction of the plan participants. The Plan authorizes Bancorp to acquire shares of Bancorp’s common stock to satisfy its obligation under this plan. All shares are purchased in the open market.
(2) The 2006 Stock Repurchase Plan was established in December 2006. A maximum of 400,000 shares were authorized under the plan. The Bancorp plans to hold the repurchased shares as treasury stock for general corporate purchases.
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

Item 6. Exhibits
(a) Exhibits. The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Annual Performance Plan — Filed herewith. (1)
10.2	Wealth Management Business Building Incentive Plan — Filed herewith. (1)
10.3	Amendment to the Supplemental Pension Benefit and Profit Sharing Plan — Filed herewith. (1)
15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: May 7, 2007	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 7, 2007	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	Annual Performance Plan — Filed herewith. (1)
10.2	Wealth Management Business Building Incentive Plan — Filed herewith. (1)
10.3	Amendment to the Supplemental Pension Benefit and Profit Sharing Plan — Filed herewith. (1)
15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. - Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.