Form 10-Q
period 2007-06-30
WASHINGTON TRUST BANCORP INC
filed 2007-08-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2007 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  000-13091

WASHINGTONTRUSTBANCORP,INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐Yes          ☒ No

The number of shares of common stock of the registrant outstanding as of July 31, 2007 was 13,304,518.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS	Unaudited
	June 30,	December 31,
	2007	2006
Assets:
Cash and due from banks	$36,942	$54,337
Federal funds sold	19,175	16,425
Other short term investments	1,899	1,147
Mortgage loans held for sale	4,132	2,148
Securities:
Available for sale, at fair value; amortized cost $530,142 in 2007 and $525,966 in 2006	525,688	526,396
Held to maturity, at cost; fair value $150,515 in 2007 and $175,369 in 2006	154,171	177,455
Total securities	679,859	703,851
Federal Home Loan Bank stock, at cost	28,727	28,727
Loans:
Commercial and other	622,988	587,397
Residential real estate	583,392	588,671
Consumer	282,794	283,918
Total loans	1,489,174	1,459,986
Less allowance for loan losses	19,327	18,894
Net loans	1,469,847	1,441,092
Premises and equipment, net	26,293	24,307
Accrued interest receivable	11,145	11,268
Investment in bank-owned life insurance	40,560	39,770
Goodwill	44,558	44,558
Identifiable intangible assets, net	12,100	12,816
Other assets	21,063	18,719
Total assets	$2,396,300	$2,399,165
Liabilities:
Deposits:
Demand deposits	$177,210	$186,533
NOW accounts	174,715	175,479
Money market accounts	290,046	286,998
Savings accounts	196,105	205,998
Time deposits	831,013	822,989
Total deposits	1,669,089	1,677,997
Dividends payable	2,667	2,556
Federal Home Loan Bank advances	468,827	474,561
Junior subordinated debentures	22,681	22,681
Other borrowings	27,574	14,684
Accrued expenses and other liabilities	31,856	33,630
Total liabilities	2,222,694	2,226,109
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 13,492,110 in 2007 and 2006	843	843
Paid-in capital	35,734	35,893
Retained earnings	148,485	141,548
Accumulated other comprehensive loss	(6,519)	(3,515)
Treasury stock, at cost; 186,972 shares in 2007 and 62,432 shares in 2006	(4,937)	(1,713)
Total shareholders’ equity	173,606	173,056
Total liabilities and shareholders’ equity	$2,396,300	$2,399,165

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	(Unaudited)
	Three Months		Six Months
Periods ended June 30,	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$24,414	$23,130	$48,348	$45,027
Interest on securities:
Taxable	7,709	8,648	15,501	17,060
Nontaxable	759	371	1,427	699
Dividends on corporate stock and Federal Home Loan Bank stock	685	249	1,403	926
Interest on federal funds sold and other short-term investments	184	150	375	265
Total interest income	33,751	32,548	67,054	63,977
Interest expense:
Deposits	13,215	11,161	26,192	21,399
Federal Home Loan Bank advances	5,063	5,745	10,031	11,104
Junior subordinated debentures	338	338	676	676
Other	289	87	439	166
Total interest expense	18,905	17,331	37,338	33,345
Net interest income	14,846	15,217	29,716	30,632
Provision for loan losses	300	300	600	600
Net interest income after provision for loan losses	14,546	14,917	29,116	30,032
Noninterest income:
Wealth management services
Trust and investment advisory fees	5,252	4,682	10,290	9,309
Mutual fund fees	1,352	1,214	2,614	2,344
Financial planning, commissions and other service fees	889	841	1,459	1,524
Wealth management services	7,493	6,737	14,363	13,177
Service charges on deposit accounts	1,220	1,236	2,345	2,355
Merchant processing fees	1,829	1,656	3,033	2,703
Income from bank-owned life insurance	399	346	790	625
Net gains on loan sales and commissions on loans originated for others	510	336	774	612
Net realized gains on securities	705	765	1,741	824
Other income	372	371	730	671
Total noninterest income	12,528	11,447	23,776	20,967
Noninterest expense:
Salaries and employee benefits	10,285	9,830	20,097	19,449
Net occupancy	1,038	1,018	2,055	1,972
Equipment	861	881	1,693	1,680
Merchant processing costs	1,558	1,407	2,577	2,294
Outsourced services	535	496	1,054	1,014
Advertising and promotion	572	681	1,001	1,118
Legal, audit and professional fees	404	403	854	779
Amortization of intangibles	348	406	716	811
Debt prepayment penalties	-	–	1,067	–
Other	2,274	2,158	3,870	3,867
Total noninterest expense	17,875	17,280	34,984	32,984
Income before income taxes	9,199	9,084	17,908	18,015
Income tax expense	2,889	2,907	5,623	5,765
Net income	$6,310	$6,177	$12,285	$12,250

Weighted average shares outstanding - basic	13,339.6	13,419.9	13,375.7	13,403.4
Weighted average shares outstanding - diluted	13,616.4	13,703.2	13,667.6	13,699.6
Per share information:
Basic earnings per share	$0.47	$0.46	$0.92	$0.91
Diluted earnings per share	$0.46	$0.45	$0.90	$0.89
Cash dividends declared per share	$0.20	$0.19	$0.40	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS
		(Unaudited)
	Six months ended June 30,	2007	2006
	Cash flows from operating activities:
	Net income	$12,285	$12,250
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	600	600
	Depreciation of premises and equipment	1,464	1,513
	Loss on disposal of premises and equipment	23	–
	Net amortization of premium and discount	433	791
	Net amortization of intangibles	716	811
	Share-based compensation	323	360
	Non-cash charitable contribution	520	513
	Earnings from bank-owned life insurance	(790)	(625)
	Net gains on loan sales	(774)	(612)
	Net realized gains on sales of securities	(1,741)	(824)
	Proceeds from sales of loans	28,293	18,208
	Loans originated for sale	(29,811)	(18,646)
	Decrease (increase) in accrued interest receivable, excluding purchased interest	137	(51)
	Increase in other assets	(607)	(1,562)
	(Decrease) increase in accrued expenses and other liabilities	(1,635)	42
	Other, net	(2)	8
	Net cash provided by operating activities	9,434	12,776
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(29,065)	(23,854)
Other investment securities available for sale		(18,865)	(41,868)
Other investment securities held to maturity		(16,011)	(12,526)
Proceeds from sale of:	Other investment securities available for sale	9,438	706
	Mortgage-backed securities held to maturity	1,954	–
	Other investment securities held to maturity	9,815	–
Maturities and principal payments of:	Mortgage-backed securities available for sale	29,542	49,168
	Other investment securities available for sale	5,982	–
	Mortgage-backed securities held to maturity	6,232	8,965
	Other investment securities held to maturity	20,940	7,685
	Remittance of Federal Home Loan Bank stock	–	1,051
	Net increase in loans	(24,880)	(8,016)
	Purchases of loans, including purchased interest	(4,265)	(21,592)
	Purchases of premises and equipment	(3,473)	(2,037)
	Purchases of bank-owned life insurance	–	(8,000)
	Payment of deferred acquisition obligation	(6,720)	–
	Net cash used in investing activities	(19,376)	(50,318)
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(8,908)	31,541
	Net increase (decrease) in other borrowings	19,610	(2,601)
	Proceeds from Federal Home Loan Bank advances	344,719	338,104
	Repayment of Federal Home Loan Bank advances	(350,433)	(339,814)
	Purchases of treasury stock, including deferred compensation plan activity	(4,264)	(91)
	Proceeds from the issuance of common stock under dividend reinvestment plan	–	610
	Proceeds from the exercise of share options	320	523
	Tax benefit from share option exercises	242	241
	Cash dividends paid	(5,237)	(4,959)
	Net cash (used in) provided by financing activities	(3,951)	23,554
	Net (decrease) increase in cash and cash equivalents	(13,893)	(13,988)
	Cash and cash equivalents at beginning of year	71,909	66,163
	Cash and cash equivalents at end of period	$58,016	$52,175

	The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES		(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

		(Unaudited)
Six months ended June 30,		2007	2006
Noncash Investing and Financing Activities: Loans charged off		$370	$151
Supplemental Disclosures:	Interest payments	37,539	32,588
	Income tax payments	6,309	6,400

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

The accounting and reporting policies of the Corporation conform to U.S. generally accepted accounting principles (“GAAP”) and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to near-term change are the determination of the allowance for loan losses and tax estimates.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of June 30, 2007 and December 31, 2006, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

In the Corporation’s quarterly report on Form 10-Q for the quarter ended March 31, 2007, a $6.7 million deferred acquisition obligation payment was misclassified as a financing activity, in the line item “Net increase in other borrowings,” in the Consolidated Statements of Cash Flows.  The Consolidated Statement of Cash Flows for the six months ended June 30, 2007 has been corrected to properly report this first quarter payment as an investing activity, in the line item “Payment of deferred acquisition obligation.”

The following table presents the impact of the misclassification on the Consolidated Statements of Cash Flows for the three months ended March 31, 2007:

(Dollars in thousands)

Three Months ended March 31, 2007	As Reported	Reclass	As Adjusted
Net cash used in investing activities	$(11,849)	$(6,720)	$(18,569)
Net cash (used in) provided by financing activities	(4,886)	6,720	1,834

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140,” (“SFAS No. 155”).  This Statement eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments.  This Statement also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.  Prior periods should not be restated.  The adoption of SFAS No. 155 did not have a material impact on the Corporation’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” (“SFAS No. 156”).  This Statement requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value.  SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  An entity that used derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value.  SFAS No. 156 is effective as of the beginning of the first fiscal year that begins after September 15, 2006.  The adoption of SFAS No. 156 did not have a material impact on the Corporation’s financial position or results of operations.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures of fair value measurements.  SFAS No. 157 applies to the accounting principles that currently use fair value measurement, and does not require any new fair value measurements.  The expanded disclosures focus on the inputs used to measure fair value as well as the effect of the fair value measurements on earnings. This Statement is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and interim periods within that fiscal year.  The Corporation believes the adoption of SFAS No. 157 will not have a material impact on the Corporation’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R)” (“SFAS No. 158”).  The recognition and disclosure provisions of SFAS No. 158 were adopted by the Corporation for the fiscal year ended December 31, 2006.  Upon adoption, the funded status of an employer’s postretirement benefit plan was recognized in the statement of financial position and the changes in funded status of the defined benefit plan, including actuarial gains and losses and prior service costs and credits were recognized in comprehensive income.  The requirement to measure the plan’ assets and obligations as of the employers fiscal year end is effective for fiscal years ending after December 15, 2008.  The Corporation is currently evaluating the impact the measurement date provisions of SFAS No. 158 will have on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment to FASB No. 115” (“SFAS No. 159”).  This Statement permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument-by-instrument with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) is applied only to entire instruments and not to portions of instruments.  This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Instruments.”  Retrospective application is allowed for early adopters, prohibited for others.  The choice to adopt early must be made within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements.  This Statement permits application to eligible items existing at the effective date (or early adoption date).  The Corporation is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.  The Corporation believes the adoption of SFAS No. 159 will not have a material impact on the Corporation’s financial position or results of operations.

(3) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2007
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$161,415	$19	$(1,114)	$160,320
Mortgage-backed securities issued by
U.S. government-sponsored agencies	297,302	720	(6,724)	291,298
Trust preferred securities	33,317	206	(192)	33,331
Corporate bonds	24,968	33	(142)	24,859
Corporate stocks	13,140	3,063	(323)	15,880
Total	530,142	4,041	(8,495)	525,688
December 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	157,383	778	(876)	157,285
Mortgage-backed securities issued by
U.S. government-sponsored agencies	298,038	923	(5,174)	293,787
Trust preferred securities	30,571	208	(205)	30,574
Corporate bonds	24,998	83	(47)	25,034
Corporate stocks	14,976	4,915	(175)	19,716
Total	$525,966	$6,907	$(6,477)	$526,396

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2007
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$12,000	$–	$(83)	$11,917
Mortgage-backed securities issued by
U.S. government-sponsored agencies	60,998	331	(1,944)	59,385
States and political subdivisions	81,173	6	(1,966)	79,213
Total	154,171	337	(3,993)	150,515
December 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	42,000	–	(422)	41,578
Mortgage-backed securities issued by
U.S. government-sponsored agencies	69,340	440	(1,604)	68,176
States and political subdivisions	66,115	88	(588)	65,615
Total	$177,455	$528	$(2,614)	$175,369

During the second quarter of 2007, in conjunction with a potential early adoption of an accounting pronouncement, two held to maturity securities with an amortized cost of $12.1 million were sold resulting in a realized loss of $261 thousand.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale and held to maturity with a fair value of $527.8 million and $557.4 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at June 30, 2007 and December 31, 2006, respectively.  In addition, securities available for sale and held to maturity with a fair value of $8.7 million and $9.6 million were collateralized for the discount window at the Federal Reserve Bank at June 30, 2007 and December 31, 2006, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $2.0 million and $2.1 million were designated in a rabbi trust for a nonqualified retirement plan at June 30, 2007 and December 31, 2006.  As of June 30, 2007, securities available for sale with a fair value of $20.8 million were pledged as collateral to secure securities sold under agreements to repurchase.

At June 30, 2007 and December 31, 2006, the available for sale and held to maturity securities portfolio included $8.1 million and $1.7 million of net pretax unrealized losses, respectively.  Included in these net amounts were gross unrealized losses amounting to $12.5 million and $9.1 million at June 30, 2007 and December 31, 2006, respectively.

The following tables summarize, for all securities in an unrealized loss position at June 30, 2007 and December 31, 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At June 30, 2007	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-
sponsored agencies	10	$91,357	$378	12	$72,661	$819	22	$164,018	$1,197
Mortgage-backed securities
issued by U.S. government-sponsored agencies	20	75,349	740	65	200,024	7,928	85	275,373	8,668
States and
political subdivisions	91	70,674	1705	12	6,648	260	103	77,322	1,965
Trust preferred securities	3	10,477	63	5	11,927	129	8	22,404	192
Corporate bonds	4	14,092	133	1	3,000	9	5	17,092	142
Subtotal, debt securities	128	261,949	3,019	95	294,260	9,145	223	556,209	12,164
Corporate stocks	6	7,027	226	4	1,462	97	10	8,489	323
Total temporarily
impaired securities	134	$268,976	$3,245	99	$295,722	$9,242	233	$564,698	$12,487

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2006	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-
sponsored agencies	8	$52,751	$211	14	$94,393	$1,087	22	$147,144	$1,298
Mortgage-backed securities
issued by U.S. government-sponsored agencies	7	20,620	122	69	240,457	6,656	76	261,077	6,778
States and
political subdivisions	61	45,948	419	12	6,747	169	73	52,695	588
Trust preferred securities	–	–	–	7	14,840	205	7	14,840	205
Corporate bonds	2	6,130	34	1	3,006	13	3	9,136	47
Subtotal, debt securities	78	125,449	786	103	359,443	8,130	181	484,892	8,916
Corporate stocks	5	5,823	110	4	1,494	65	9	7,317	175
Total temporarily
impaired securities	83	$131,272	$896	107	$360,937	$8,195	190	$492,209	$9,091

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to the movement of interest rates.  The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk.  The Corporation has the ability and intent to hold these investments to full recovery of the cost basis.  The debt securities in an unrealized loss position at June 30, 2007 consisted of 223 debt security holdings.  The largest loss percentage of any single holding was 6.28% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers.  The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor.  The Corporation believes that the nature and duration of impairment on its equity securities holdings are considered to be a function of general financial market movements and industry conditions.  The equity securities in an unrealized loss position at June 30, 2007 consisted of 10 holdings of financial and commercial entities.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$265,560	18%	$282,019	19%
Construction and development (2)	43,755	3%	32,233	2%
Other (3)	313,673	21%	273,145	19%
Total commercial	622,988	42%	587,397	40%

Residential real estate:
Mortgages (4)	572,321	38%	577,522	39%
Homeowner construction	11,071	1%	11,149	1%
Total residential real estate	583,392	39%	588,671	40%

Consumer:
Home equity lines	139,256	9%	145,676	10%
Home equity loans	97,253	7%	93,947	6%
Other	46,285	3%	44,295	4%
Total consumer	282,794	19%	283,918	20%
Total loans (5)	$1,489,174	100%	$1,459,986	100%

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

(5) Net of unamortized loan origination fees, net of costs, totaling $65 thousand and $277 thousand at June 30, 2007 and December 31, 2006, respectively.  Also includes $112 thousand and $342 thousand of premium, net of discount, on purchased loans at June 30, 2007 and December 31, 2006, respectively.

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2007	2006	2007	2006
Balance at beginning of period	$19,360	$18,247	$18,894	$17,918
Provision charged to expense	300	300	600	600
Recoveries of loans previously charged off	13	46	203	113
Loans charged off	(346)	(113)	(370)	(151)
Balance at end of period	$19,327	$18,480	$19,327	$18,480

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the six months ended June 30, 2007 are as follows:

Goodwill
Wealth
(Dollars in thousands)	Commercial	Management
	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2006	$22,591	$21,967	$44,558
Additions to goodwill during the period	–	–	–
Impairment recognized	–	–	–
Balance at June 30, 2007	$22,591	$21,967	$44,558

Other Intangible Assets
	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2006	$650	$11,937	$229	$12,816
Amortization	80	612	24	716
Balance at June 30, 2007	$570	$11,325	$205	$12,100

Amortization of intangible assets for the six months ended June 30, 2007 totaled $716 thousand.  Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(Dollars in thousands)
	Core	Advisory	Non-compete
Estimated amortization expense:	Deposits	Contracts	Agreements	Total
2007 (full year)	$140	$1,194	$49	$1,383
2008	120	1,111	49	1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091
2011	120	768	33	921

The components of intangible assets at June 30, 2007 are as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,427	2,332	942	5,701
Net amount	$570	$11,325	$205	$12,100

(7) Income Taxes
Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  The adoption of FIN 48 did not result in any adjustment to retained earnings as of January 1, 2007.

As of the adoption date, the Corporation had gross tax affected unrecognized tax benefits of $1.2 million.  If recognized, this amount would be recorded as a component of income tax expense.  There have been no significant changes to this during the six months ended June 30, 2007.

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

(8) Borrowings
Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(Dollars in thousands)	June 30,	December 31,
	2007	2006
FHLB advances	$468,827	$474,561

During the first quarter of 2007, the Corporation prepaid $26.5 million in advances payable to the FHLB resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $1.1 million.  See additional discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Noninterest Expense.”

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at June 30, 2007.  Under an agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”).  The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at June 30, 2007.  Included in the collateral were securities available for sale and held to maturity with a fair value of $403.0 million and $451.5 million that were specifically pledged to secure FHLB borrowings at June 30, 2007 and December 31, 2006, respectively.  Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	June 30,	December 31,
	2007	2006
Treasury, Tax and Loan demand note balance	$3,868	$3,863
Deferred acquisition obligations	3,810	10,372
Securities sold under repurchase agreements	19,500	–
Other	396	449
Other borrowings	$27,574	$14,684

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Stock Purchase Agreement for the August 2005 acquisition of Weston Financial Group, Inc. (“Weston Financial”) provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  Contingent payments are added to goodwill and recorded as deferred acquisition liabilities at the time the payments are determinable beyond a reasonable doubt.  Deferred acquisition obligations amounted to $3.8 million at June 30, 2007 compared to $10.4 million at December 31, 2006.  In the first quarter of 2007 the Corporation paid approximately $6.7 million in earn-out payments.

(9) Shareholders’ Equity
Stock Repurchase Plan:
Under the Corporation’s 2006 Stock Repurchase Plan, 149,700 shares of stock were repurchased at a total cost of $3.9 million during the six months ended June 30, 2007.  In addition, 13,717 shares were acquired in the same period pursuant to the Nonqualified Deferred Compensation Plan.

Regulatory Capital Requirements:

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at June 30, 2007 and December 31, 2006, as well as the corresponding minimum regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Total Capital (to Risk-Weighted Assets):
Corporation	$165,216	10.79%	$122,467	8.00%	$153,083	10.00%
Bank	$166,697	10.90%	$122,391	8.00%	$152,988	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$144,842	9.46%	$61,233	4.00%	$91,850	6.00%
Bank	$146,334	9.57%	$61,195	4.00%	$91,793	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$144,842	6.20%	$93,433	4.00%	$116,791	5.00%
Bank	$146,334	6.27%	$93,391	4.00%	$116,739	5.00%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Corporation	$161,076	10.96%	$117,538	8.00%	$146,922	10.00%
Bank	$168,235	11.46%	$117,465	8.00%	$146,832	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$140,568	9.57%	$58,769	4.00%	$88,153	6.00%
Bank	$147,738	10.06%	$58,733	4.00%	$88,099	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$140,568	6.01%	$93,487	4.00%	$116,858	5.00%
Bank	$147,738	6.32%	$93,437	4.00%	$116,797	5.00%

(1)	Leverage ratio

The Corporation’s capital ratios at June 30, 2007 place the Corporation in the “well-capitalized” category according to regulatory standards.

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

(Dollars in thousands)	June 30, 2007	December 31, 2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$149,090	$122,376
Home equity lines	181,477	185,483
Other loans	11,542	10,671
Standby letters of credit	9,210	9,401
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	3,544	2,924
Commitments to sell fixed rate mortgage loans	7,498	5,066

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At June 30, 2007 and December 31, 2006, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.2 million and $9.4 million, respectively.  At June 30, 2007 and December 31, 2006, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the six months ended June 30, 2007 and 2006 totaled $51 thousand and $58 thousand, respectively.

At June 30, 2007, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments.  Accordingly, the fair value of these commitments is recognized in other assets on the balance sheet and changes in fair value of such commitments are recorded in current earnings in the income statement.  The carrying value of such commitments as of June 30, 2007 and December 31, 2006 and the respective changes in fair values for the six months ended June 30, 2007 and 2006 were insignificant.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Defined Benefit Pension Plans

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Six months ended June 30,	2007	2006	2007	2006
Service cost	$1,005	$1,034	$172	$176
Interest cost	924	825	260	233
Expected return on plan assets	(992)	(900)	-	-
Amortization of transition asset	(3)	(3)	-	-
Amortization of prior service cost	(17)	(17)	31	32
Recognized net actuarial loss	94	159	109	107
Net periodic benefit cost	$1,011	$1,098	$572	$548

Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the six months ended June 30, 2007 and 2006 were as follows:

	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
	2007	2006	2007	2006
Measurement date	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2006	Sept. 30, 2005
Discount rate	5.90%	5.50%	5.90%	5.50%
Expected long-term return on plan assets	8.25%	8.25%	-	-
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

As discussed in Note 2, the SFAS No. 158 requirement to measure the plan’s assets and obligations as of the employer’s fiscal year end is effective December 31, 2008.

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1.3 million to its qualified pension plan and $369 thousand in benefit payments to its non-qualified retirement plans in 2007.  During the six month period ended June 30, 2007, approximately $1.9 million of contributions were made to the qualified pension plan and no further contributions are expected for 2007.  The increase in the qualified pension plan contribution over the amount estimated at December 31, 2006 was the result of further analysis by the Corporation and included an additional discretionary contribution in excess of statutory requirements.  During the six month period ended June 30, 2007, $168 thousand in benefit payments have been made to the non-qualified retirement plans.  The Corporation presently anticipates contributing an additional $167 thousand in benefit payments to the non-qualified retirement plans in 2007.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Business Segments
Washington Trust segregates financial information in assessing its results among two operating segments: Commercial Banking and Wealth Management Services.  The amounts in the Corporate column include activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units.  The Corporate column is not considered to be an operating segment.  The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised.  Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. The following tables present the statement of operations and total assets for Washington Trust’s reportable segments.

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2007	2006	2007	2006	2007	2006	2007	2006
Net interest income (expense)	$13,239	$13,614	$(20)	$(27)	$1,627	$1,630	$14,846	$15,217
Noninterest income	3,874	3,575	7,493	6,737	1,161	1,135	12,528	11,447
Total income	17,113	17,189	7,473	6,710	2,788	2,765	27,374	26,664

Provision for loan losses	300	300	-	-	-	-	300	300
Depreciation and amortization expense	607	574	433	425	44	191	1,084	1,190
Other noninterest expenses	9,644	9,371	4,614	4,442	2,533	2,277	16,791	16,090
Total noninterest expenses	10,551	10,245	5,047	4,867	2,577	2,468	18,175	17,580
Income before income taxes	6,562	6,944	2,426	1,843	211	297	9,199	9,084
Income tax expense (benefit)	2,302	2,419	937	720	(350)	(232)	2,889	2,907
Net income	$4,260	$4,525	$1,489	$1,123	$561	$529	$6,310	$6,177

Total assets at period end	1,570,917	1,514,253	37,418	33,585	787,965	884,439	2,396,300	2,432,277
Expenditures for long-lived assets	2,317	726	93	106	18	107	2,428	939

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2007	2006	2007	2006	2007	2006	2007	2006
Net interest income (expense)	$26,614	$27,010	$(28)	$(51)	3,130	3,673	$29,716	30,632
Noninterest income	6,763	6,324	14,363	13,177	2,650	1,466	23,776	20,967
Total income	33,377	33,334	14,335	13,126	5,780	5,139	53,492	51,599

Provision for loan losses	600	600	-	-	-	-	600	600
Depreciation and amortization expense	1,223	1,132	869	844	88	348	2,180	2,324
Other noninterest expenses	18,287	17,686	8,912	8,784	5,605	4,190	32,804	30,660
Total noninterest expenses	20,110	19,418	9,781	9,628	5,693	4,538	35,584	33,584
Income before income taxes	13,267	13,916	4,554	3,498	87	601	17,908	18,015
Income tax expense (benefit)	4,663	4,844	1,763	1,378	(803)	(457)	5,623	5,765
Net income	$8,604	$9,072	$2,791	$2,120	$890	$1,058	$12,285	$12,250

Total assets at period end	1,570,917	1,514,253	37,418	33,585	787,965	884,439	2,396,300	2,432,277
Expenditures for long-lived assets	3,203	1,514	162	360	108	163	3,473	2,037

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

(13) Comprehensive Income

(Dollars in thousands)

Six months ended June 30,	2007	2006
Net income	$12,285	$12,250

Unrealized holding losses on securities available for sale, net of $1,100 income
tax benefit in 2007 and $3,521 income tax benefit in 2006	(2,043)	(5,421)
Reclassification adjustments for gains arising during the period, net of $640 income tax
expense in 2007 and $333 income tax expense in 2006	(1,101)	(491)
Change in funded status of defined benefit plans related to the amortization of net actuarial losses, net prior service credit and net transition asset, net of $75 income
tax expense in 2007	139	-
Total comprehensive income	$9,281	$6,337

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
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

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2007	2006	2007	2006

Net income	$6,310	$6,177	$12,285	$12,250

Weighted average basic shares	13,339.6	13,419.9	13,375.7	13,403.4
Dilutive effect of:
Options	200.4	242.4	221.8	258.3
Other	76.4	40.9	70.1	37.9
Weighted average diluted shares	13,616.4	13,703.2	13,667.6	13,699.6

Earnings per share:
Basic	$0.47	$0.46	$0.92	$0.91
Diluted	$0.46	$0.45	$0.90	$0.89

(15) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business.  Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board (United States)) and not an audit, set forth in their separate report dated August 3, 2007 appearing below.  That report does not express an opinion on the interim unaudited consolidated financial information.  KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included.  Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the liability provisions of Section 11 of the Securities Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the Corporation) as of June 30, 2007, the related consolidated statements of income for the three and six month periods ended June 30, 2007 and 2006, and the related consolidated statements of cash flows for the six month periods ended June 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Corporation’s management.

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

KPMGLLP

Providence, Rhode Island
August 3, 2007

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

Recent Events
In June 2007, Washington Trust opened its 17th branch located in Cranston, Rhode Island.  This branch office is the second location in Cranston.

Results of Operations
Overview
Net income for the second quarter of 2007 was $6.3 million, or 46 cents per diluted share.  Net income for the second quarter of last year totaled $6.2 million, or 45 cents per diluted share.  The returns on average equity and average assets for the quarter ended June 30, 2007 were 14.37% and 1.06%, respectively, compared to 15.28% and 1.02%, respectively, for the same period in 2006.

Net income for the six months ended June 30, 2007 amounted to $12.3 million, or 90 cents per diluted share, compared to the $12.3 million, or 89 cents per diluted share, reported for the same period a year ago.  The returns on average equity and average assets for the first half of 2007 were 14.01% and 1.03%, respectively, compared to 15.19% and 1.02%, respectively, for the comparable period in 2006.

Selected financial highlights are presented in the table below.

(Dollars in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2007	2006	2007	2006

Earnings:
Net income	$6,310	$6,177	$12,285	$12,250
Diluted earnings per share	0.46	0.45	0.90	0.89
Dividends declared per common share	0.20	0.19	0.40	0.38

Select Ratios:
Return on average assets	1.06%	1.02%	1.03%	1.02%
Return on average shareholders equity	14.37%	15.28%	14.01%	15.19%
Interest rate spread (taxable equivalent basis)	2.38%	2.43%	2.42%	2.49%
Net interest margin (taxable equivalent basis)	2.75%	2.75%	2.78%	2.79%

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

Net interest income for the three months ended June 30, 2007 decreased $371 thousand, or 2.4%, from the same period in 2006, and for the six months ended June 30, 2007, declined $916 thousand, or 3.0%, from the comparable period a year earlier.  The decline in net interest income was due to the fact that rates paid on deposits and borrowings have risen faster than earning-asset yields and a higher rate of growth was experienced in higher cost deposit categories.  In addition, the average balance of total interest-earnings assets have declined somewhat in 2007 compared to 2006.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the quarter ended June 30, 2007 decreased $251 thousand, or 1.6%, from the second quarter of 2006, and for the six months ended June 30, 2007, declined $678 thousand, or 2.2%, from the same period a year earlier.  The net interest margin (FTE net interest income as a percentage of average interest–earnings assets) for the three months ended June 30, 2007 was 2.75%, unchanged from the same period a year earlier.  While the net interest margin was unchanged from the second quarter of 2006, in that quarter of last year, no dividend income was recognized nor included in net interest income on the Corporation’s investment in Federal Home Loan Bank of Boston (“FHLBB”) stock due to a timing change made by the FHLBB in its dividend payment schedule.  The Corporation estimated, at that time, that the loss of that dividend income negatively affected net interest income and net interest margin for the second quarter 2006 by approximately $450 thousand, or 8 basis points.  The net interest margin for the six months ended June 30, 2007 was 2.78%, compared to 2.79% for the same period a year ago.  Included in net interest income in 2007 was interest recovery of $322 thousand received in the first quarter on a previously charged off loan.  This interest recovery accounted for 3 basis points of the net interest margin for the six months ended June 30, 2007.

Average interest-earning assets for the three and six months ended June 30, 2007 decreased $41.4 million and $38.1 million, respectively, from the amounts reported for the same periods last year.  This decrease was mainly due to reductions in the securities portfolio, offset in part by growth in the loan portfolio.  Total average loans for the three and six months ended June 30, 2007 increased $55.9 million and $51.9 million, respectively, from the comparable 2006 periods.  The yield on total loans for the three and six months ended June 30, 2007 increased 10 and 22 basis points, respectively, from the comparable 2006 periods.  Loan prepayment and other fees included in interest income for the three and six months ended June 30, 2007 were $90 thousand and $192 thousand, respectively, compared to $326 thousand and $460 thousand for the same periods in 2006.  Total average securities for the three and six months ended June 30, 2007 decreased $97.3 million and $90.0 million, respectively.  The relatively flat yield curve made reinvestment of maturing balances unattractive relative to funding costs during these periods.  The FTE rate of return on securities for the three and six months ended June 30, 2007 increased 63 and 57 basis points from the comparable 2006 periods.  The increase in the total yield on securities reflects a combination of higher yields on variable rate securities tied to short-term interest rates, sale or runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows relative to the prior year.  The Corporation continues to consider appropriate strategies to manage rising funding costs and more slowly increasing investment yields given the relatively flat yield curve.

For the three and six months ended June 30, 2007, average interest-bearing liabilities declined $50.5 million and $38.9 million, respectively, from the amounts reported for the comparable periods last year.  The Corporation experienced growth in money market and savings accounts and other borrowed funds, and declines in NOW accounts, time deposits and FHLB advances.  The decline in time deposits resulted from decreases in average brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources.  Average brokered certificates of deposit for the three and six months ended June 30, 2007 decreased $59.2 million and $51.1 million, respectively.  The average rate paid on brokered certificates of deposit for the second quarter and first six months of 2007 was unchanged and increased 3 basis points, respectively, from the comparable periods in 2006.  The average balance of FHLB advances for the three and six months ended June 30, 2007 decreased $87.2 million and $83.6 million, respectively, while the average rate paid on FHLB advances increased 19 and 27 basis points, respectively, from the same periods a year ago.

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

Three months ended June 30,	2007			2006
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$590,226	$7,812	5.31%	$590,595	$7,505	5.10%
Commercial and other loans	615,606	11,730	7.64%	568,937	11,049	7.79%
Consumer loans	282,408	4,911	6.98%	272,819	4,633	6.81%
Total loans	1,488,240	24,453	6.59%	1,432,351	23,187	6.49%
Federal funds sold and
other short-term investments	17,028	184	4.34%	12,827	150	4.69%
Taxable debt securities	605,538	7,709	5.11%	737,987	8,648	4.70%
Nontaxable debt securities	78,964	1,112	5.65%	39,659	570	5.76%
Corporate stocks and FHLB stock	42,806	763	7.15%	51,128	343	2.69%
Total securities	744,336	9,768	5.26%	841,601	9,711	4.63%
Total interest-earning assets	2,232,576	34,221	6.15%	2,273,952	32,898	5.80%
Non interest-earning assets	159,111			154,648
Total assets	$2,391,687			$2,428,600
Liabilities and Shareholders’ Equity:
NOW accounts	$168,742	$64	0.15%	$177,260	$80	0.18%
Money market accounts	293,245	2,869	3.92%	233,489	1,835	3.15%
Savings deposits	196,647	661	1.35%	195,251	274	0.56%
Time deposits	837,223	9,621	4.61%	871,519	8,972	4.13%
FHLB advances	467,411	5,063	4.34%	554,639	5,745	4.15%
Junior subordinated debentures	22,681	338	5.98%	22,681	338	5.98%
Other borrowed funds	25,764	289	4.51%	7,346	87	4.75%
Total interest-bearing liabilities	2,011,713	18,905	3.77%	2,062,185	17,331	3.37%
Demand deposits	173,473			182,546
Other liabilities	30,863			22,184
Shareholders’ equity	175,638			161,685
Total liabilities and shareholders’ equity	$2,391,687			$2,428,600
Net interest income (FTE)		$15,316			$15,567
Interest rate spread			2.38%			2.43%
Net interest margin			2.75%			2.75%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended June 30,	2007	2006
Commercial and other loans	$39	$57
Nontaxable debt securities	353	199
Corporate stocks	78	94

Six months ended June 30,	2007			2006
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$591,138	$15,585	5.32%	$590,217	$14,909	5.09%
Commercial and other loans	601,425	23,102	7.75%	562,511	21,303	7.64%
Consumer loans	281,992	9,736	6.96%	269,960	8,922	6.66%
Total loans	1,474,555	48,423	6.62%	1,422,688	45,134	6.40%
Federal funds sold and
other short-term investments	15,271	375	4.96%	11,510	265	4.64%
Taxable debt securities	614,211	15,501	5.09%	737,776	17,060	4.66%
Nontaxable debt securities	74,332	2,090	5.67%	37,430	1,074	5.79%
Corporate stocks and FHLB stock	43,136	1,563	7.30%	50,241	1,104	4.43%
Total securities	746,950	19,529	5.27%	836,957	19,503	4.70%
Total interest-earning assets	2,221,505	67,952	6.17%	2,259,645	64,637	5.77%
Non interest-earning assets	165,038			152,019
Total assets	$2,386,543			$2,411,664
Liabilities and Shareholders’ Equity:
NOW accounts	$169,206	$132	0.16%	$173,859	$147	0.17%
Money market accounts	293,613	5,680	3.90%	230,911	3,442	3.01%
Savings deposits	201,086	1,371	1.38%	199,984	561	0.57%
Time deposits	834,870	19,009	4.59%	861,464	17,249	4.04%
FHLB advances	467,429	10,031	4.33%	551,035	11,104	4.06%
Junior subordinated debentures	22,681	676	6.01%	22,681	676	6.01%
Other borrowed funds	19,316	439	4.58%	7,183	166	4.67%
Total interest-bearing liabilities	2,008,201	37,338	3.75%	2,047,117	33,345	3.28%
Demand deposits	172,232			181,257
Other liabilities	30,791			21,972
Shareholders’ equity	175,319			161,318
Total liabilities and shareholders’ equity	$2,386,543			$2,411,664
Net interest income (FTE)		$30,614			$31,292
Interest rate spread			2.42%			2.49%
Net interest margin			2.78%			2.79%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,	2007	2006
Commercial and other loans	$75	$107
Nontaxable debt securities	663	375
Corporate stocks	160	178

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			Six months ended
	June 30, 2007 vs. 2006			June 30, 2007 vs. 2006
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg	Volume	Rate	Net Chg
Interest on interest-earning assets:
Residential real estate loans	$(5)	$312	$307	$23	$653	$676
Commercial and other loans	895	(215)	680	1,489	309	1,798
Consumer loans	163	116	279	405	410	815
Federal funds sold and other short-term investments	46	(11)	35	91	19	110
Taxable debt securities	(1,647)	708	(939)	(3,033)	1,474	(1,559)
Nontaxable debt securities	554	(13)	541	1,038	(23)	1,015
Corporate stocks and FHLB stock	(63)	483	420	(175)	634	459
Total interest income	(57)	1,380	1,323	(162)	3,476	3,314
Interest on interest-bearing liabilities:
NOW accounts	(4)	(12)	(16)	(5)	(10)	(15)
Money market accounts	529	505	1,034	1,071	1,167	2,238
Savings deposits	2	385	387	4	806	810
Time deposits	(364)	1,013	649	(543)	2,303	1,760
FHLB advances	(935)	253	(682)	(1,772)	699	(1,073)
Junior subordinated debentures	–	–	–	–	–	–
Other borrowed funds	207	(5)	202	275	(3)	272
Total interest expense	(565)	2,139	1,574	(970)	4,962	3,992
Net interest income	$508	$(759)	$(251)	$808	$(1,486)	$(678)

Provision and Allowance for Loan Losses
The Corporation’s loan loss provision charged to earnings amounted to $300 thousand and $600 thousand, respectively, for the three and six months ended June 30, 2007, unchanged from the amounts recorded in 2006.  The allowance for loan losses was $19.3 million, or 1.30% of total loans, at June 30, 2007, compared to $18.5 million, or 1.29%, at June 30, 2006.  See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  Noninterest income as a percent of total revenues (net interest income plus noninterest income) increased from 42.9% in the second quarter of 2006 to 45.8% in the second quarter of 2007.  Total noninterest income for the second quarter of 2007 increased $1.1 million, or 9.4%, from the same quarter a year ago.  For the six months ended June 30, 2007, total noninterest income increased $2.8 million, or 13.4%, from the comparable 2006 period.

The following table presents a noninterest income comparison for the three and six months ended June 30, 2007 and 2006:

(Dollars in thousands)	Three Months				Six Months
			$	%			$	%
Periods ended June 30	2007	2006	Chg	Chg	2007	2006	Chg	Chg
Noninterest income:
Wealth management services:		,
Trust and investment advisory fees	5,252	4,682	570	12%	10,290	9,309	981	11%
Mutual fund fees	1,352	1,214	138	11%	2,614	2,344	270	12%
Financial planning, commissions and other service fees	889	841	48	6%	1,459	1,524	(65)	(4)%
Wealth management services	7,493	6,737	756	11%	14,363	13,177	1,186	9%
Service charges on deposit accounts	1,220	1,236	(16)	(1)%	2,345	2,355	(10)	–%
Merchant processing fees	1,829	1,656	173	10%	3,033	2,703	330	12%
Income from BOLI	399	346	53	15%	790	625	165	26%
Net gains on loan sales and commissions
on loans originated for others	510	336	174	52%	774	612	162	26%
Other income	372	371	1	–%	730	671	59	9%
Subtotal	11,823	10,682	1,141	11%	22,035	20,143	1,892	9%
Net realized gains on securities	705	765	(60)	(8)%	1,741	824	917	111%
Total noninterest income	$12,528	$11,447	1,081	9%	$23,776	$20,967	$2,809	13%

Wealth management revenues for the three and six months ended June 30, 2007 increased by 11.2% and 9.0%, respectively, over the same periods in 2006.  Revenue from wealth management services is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets.  Assets under administration totaled $3.948 billion at June 30, 2007, up $253.6 million, or 6.9%, in the first six months of 2007 and up $523.7 million, or 15.3%, from June 30, 2006.  This growth was due to financial market appreciation and business development efforts.  The following table presents the changes in wealth management assets under administration for the three and six month periods ended June 30, 2007:

(Dollars in thousands)	Three Months	Six Months

Periods ended June 30,	2007	2007
Balance at the beginning of period	$3,806,274	$3,694,813
Net market appreciation and income	113,656	161,725
Net customer cash flows	28,460	91,852
Balance at the end of period	$3,948,390	$3,948,390

Merchant processing fees for the three and six months ended June 30, 2007 increased 10.4% and 12.2%, respectively, from the corresponding periods a year ago due to increases in the volume of transactions processed for existing and new customers.  Merchant processing fees represent charges to merchants for credit card transactions processed.

Income from bank-owned life insurance (“BOLI”) increased $53 thousand and $165 thousand, respectively, for the three and six months ended June 30, 2007.  The increase was largely attributable to the purchase of an additional $8.0 million in BOLI during the second quarter of 2006.

For the three and six months ended June 30, 2007, net gains on loan sales and commissions on loans originated for others increased $174 thousand and $162 thousand, respectively, due to increased sales of residential mortgage loans.

Net realized gains on sales of securities amounted to $705 thousand and $765 thousand for the three months ended June 30, 2007 and 2006, respectively.  These amounts included $397 thousand and $381 thousand of gains recognized in the second quarter of 2007 and 2006, respectively, resulting from the Corporation’s annual contribution of appreciated equity securities to the Corporation’s charitable foundation.  The cost of the annual contributions, included in noninterest expenses, amounted to $520 thousand and $513 thousand for the second quarter of 2007 and 2006, respectively.  In addition, net realized securities gains of $195 thousand were recognized in the second quarter of 2007 due to certain debt and equity securities that were called prior to maturity by the issuers.  Also in the second quarter of 2007, $113 thousand of net realized gains were recognized on the sale of debt and equity securities.  The year to date increase in net realized gains on securities was largely due to the common equity securities that were sold in the first quarter of 2007, resulting in the recognition of $1.0 million of net realized gains.  See additional discussion on securities in Note 3 to the Consolidated Financial Statements.

Noninterest Expense
Noninterest expenses amounted to $17.9 million for the second quarter of 2007, up $595 thousand, or 3.4%, from the same quarter a year ago.  For the six months ended June 30, 2007, noninterest expense totaled $35.0 million, up $2.0 million, or 6.1%.  During the first quarter of 2007, the Corporation prepaid $26.5 million in higher cost advances from FHLBB, resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $1.1 million.  The source of funds for the paydowns was maturities of investments as well as other borrowings.  Excluding debt prepayment penalty expense, noninterest expenses increased $933 thousand, or 2.8%, over the same six-month period last year.

The following table presents a noninterest expense comparison for the three and six months ended June 30, 2007 and 2006:

(Dollars in thousands)	Three Months				Six Months
			$	%			$	%
Periods ended September 30	2007	2006	Chg	Chg	2007	2006	Chg	Chg
Noninterest expense:
Salaries and employee benefits	$10,285	$9,830	$455	5%	$20,097	$19,449	$648	3%
Net occupancy	1,038	1,018	20	2%	2,055	1,972	83	4%
Equipment	861	881	(20)	(2%)	1,693	1,680	13	1%
Merchant processing costs	1,558	1,407	151	11%	2,577	2,294	283	12%
Outsourced services	535	496	39	8%	1,054	1,014	40	4%
Advertising and promotion	572	681	(109)	(16%)	1,001	1,118	(117)	(11%)
Legal, audit and professional fees	404	403	1	–%	854	779	75	10%
Amortization of intangibles	348	406	(58)	(14%)	716	811	(95)	(12%)
Debt prepayment penalties	–	–	–	–%	1,067	–	1,067	100%
Other	2,274	2,158	116	5%	3,870	3,867	3	–%
Total noninterest expense	$17,875	$17,280	$595	3%	$34,984	$32,984	$2,000	6%

Salaries and employee benefit expense, the largest component of noninterest expense, totaled $10.3 million and $20.1 million, respectively, for the three and six months ended June 30, 2007, up $455 thousand and $648 thousand, respectively, from the same periods in 2006.  The increase was primarily attributable to increases in salaries and wages and performance-based compensation plans.

Merchant processing costs for the three and six months ended June 30, 2007 increased $151 thousand and $283 thousand from the comparable periods in 2006 due to increases in the volume of transactions processed for existing and new customers.  Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.

Advertising and promotion expense for the three and six months ended June 30, 2007 decreased by 16% and 11%, respectively, from the same periods in 2006 due to timing of promotions.

Legal, audit and professional fees for the six months ended June 30, 2007 increased $75 thousand, or 9.6%, from the same period last year primarily due to increased consulting expenses.

Debt prepayment penalty expense, resulting from the first quarter 2007 prepayment of $26.5 million in higher cost advances from the FHLBB, amounted to $1.1 million for the six months ended June 30, 2007.

Income Taxes
Income tax expense amounted to $2.9 million and $5.6 million, respectively, for the three and six months ended June 30, 2007 compared to $2.9 million and $5.8 million, respectively for the same periods in 2006.  The Corporation’s effective tax rate for the three and six months ended June 30, 2007 was 31.4%, down slightly from

32.0% for the same periods in 2006.  These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
Total assets amounted to $2.396 billion at June 30, 2007, essentially unchanged from December 31, 2006.  Total liabilities declined $3.4 million in the first half of 2007, with other borrowings increasing $12.9 million, total deposits decreasing $8.9 million, and FHLB advances decreasing $5.7 million.  Shareholders’ equity totaled $173.6 million at June 30, 2007, compared to $173.1 million at December 31, 2006.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.  At June 30, 2007 the securities portfolio totaled $679.9 million, down $24.0 million from December 31, 2006 due to sales and maturities.

The net unrealized losses on securities available for sale and held to maturity amounted to $8.1 million at June 30, 2007, compared to $1.7 million at December 31, 2006.  The increase in unrealized losses in the first half of 2007 was primarily attributable to the effect an increase in the intermediate to long term rates had on the Corporation’s securities portfolio.  See Note 3 to the Consolidated Financial Statements for detail of unrealized gains and losses on securities.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances.  As of June 30, 2007 and 2006, the Corporation’s investment in FHLB stock totaled $28.7 million.

Loans
Total loans increased by $29.2 million, or 2.0%, in the first half of 2007, including $35.6 million, or 6.1%, in commercial loan growth.  Residential real estate loans declined by $5.3 million, or 0.9%, and consumer loans decreased by $1.1 million, or 0.4%, during the six months ended June 30, 2007.

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

At June 30, 2007, the allowance for loan losses was $19.3 million, or 1.30% of total loans, and 651% of total nonaccrual loans.  This compares with an allowance of $18.9 million, or 1.29% of total loans, and 694% of nonaccrual loans at December 31, 2006.  Loan charge-offs, net of recoveries, amounted to $167 thousand and $38 thousand, respectively, for the six months ended June 30, 2007 and 2006.

Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)	June 30,	December 31,
	2007	2006
Nonaccrual loans 90 days or more past due	$2,013	$1,470
Nonaccrual loans less than 90 days past due	956	1,253
Total nonaccrual loans	2,969	2,723
Other real estate owned, net	–	–
Total nonperforming assets	$2,969	$2,723
Nonaccrual loans as a percentage of total loans	0.20%	0.19%
Nonperforming assets as a percentage of total assets	0.12%	0.11%
Allowance for loan losses to nonaccrual loans	650.96%	693.87%
Allowance for loan losses to total loans	1.30%	1.29%

There were no accruing loans 90 days or more past due at June 30, 2007 or December 31, 2006.

Impaired loans consist of all nonaccrual commercial loans.  At June 30, 2007, the recorded investment in impaired loans was $2.0 million, which had a related allowance of $11 thousand.  Also during the six months ended June 30, 2007, interest income recognized on impaired loans amounted to approximately $291 thousand.  Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

(Dollars in thousands)	June 30,	December 31,
	2007	2006
Residential real estate	$698	$721
Commercial:
Mortgages	1,385	981
Construction and development	–	–
Other	645	831
Consumer	241	190
Total nonaccrual loans	$2,969	$2,723

Deposits
Deposits totaled $1.669 billion at June 30, 2007, down $8.9 million, or 0.5%, from December 31, 2006.  Excluding a $16.3 million decrease in brokered certificates of deposit, in-market deposits were up $7.4 million, or 0.5%, for the six months ended June 30, 2007.  Deposit gathering continues to be extremely competitive.

Demand deposits decreased $9.3 million, or 5.0%, from December 31, 2006.  NOW account balances were down $764 thousand, or 0.4%, from the end of 2006.  Savings deposits declined $9.9 million, or 4.8%, during the six months ended June 30, 2007.  Money market account balances increased $3.0 million, or 1.1%, in the first half of 2007.  Time deposits (including brokered certificates of deposit) were up $8.0 million, or 1.0%, during the first half of 2007.  The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources.  Brokered time deposits decreased $16.3 million, or 9.3%, during the first six months of 2007 and amounted to $159.3 million at June 30, 2007. Excluding the brokered time deposits, time deposits rose $7.4 million, or 0.5%, during the six months ended June 30, 2007 due to growth in consumer and commercial certificates of deposit.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy.  FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLB advances declined $5.7 million during the six months ended June 30, 2007.  See Note 8 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits.  Deposits (demand, NOW, money market, savings and time deposits) funded approximately 70% of total average assets in the first half of 2007.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during the first half of 2007.

For the six months ended June 30, 2007, net cash used in financing activities amounted to $4.0 million.  In the first quarter of 2007, $19.5 million in securities sold under repurchase agreements were executed and $26.5 million in FHLB advances were prepaid.  See additional discussion on borrowings in the Condensed Notes to Consolidated Financial Statements.  Net cash used in investing activities totaled $19.4 million for the six months ended June 30, 2007 and was used primarily to fund loan growth.  Net cash provided by operating activities amounted to $9.4 million for the six months ended June 30, 2007, and was generated primarily by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.  See additional discussion in Note 1 to the Consolidated Financial Statements for more information regarding the reclassification of the first quarter 2007 deferred acquisition obligation payment in the Consolidated Statements of Cash Flows.

Total shareholders’ equity amounted to $173.6 million at June 30, 2007, down $550 thousand since December 31, 2006.  The increase in retained earnings reflected the Corporations net income of $12.3 million, and was offset in part by dividends declared of $5.3 million.  The dividend represented a $0.20 per share dividend, an increase from the $0.19 per share rate paid throughout 2006, making 2007 the fifteenth consecutive year with a dividend increase.  Under the Corporation’s 2006 Stock Repurchase Plan, 149,700 shares were repurchased at a total cost of $3.9 million during the first half of 2007.

The ratio of total equity to total assets amounted to 7.2% at June 30, 2007 and December 31, 2006, respectively.  Book value per share as of June 30, 2007 and December 31, 2006 amounted to $13.05 and $12.89, respectively.  The tangible book value per share was $8.79 at June 30, 2007, compared to $8.61 at the end of 2006.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligation and other commitments at June 30, 2007.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$468,827	$168,995	$177,108	$58,895	$63,829
Junior subordinated debentures	22,681	–	–	–	22,681
Operating lease obligations	4,243	869	1,246	801	1,327
Software licensing arrangements	1,201	671	406	124	–
Treasury, tax and loan demand note	3,868	3,868	–	–	–
Deferred acquisition obligations	3,810	1,945	1,865	–	–
Other borrowed funds	19,896	27	60	19,570	239
Total contractual obligations	$524,526	$176,375	$180,685	$79,390	$88,076

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$149,090	$97,898	$11,716	$10,200	$29,276
Home equity lines	181,477	339	3,721	7,829	169,588
Other loans	11,542	9,068	1,782	692	–
Standby letters of credit	9,210	9,210	–	–	–
Forward loan commitments to:
Originate loans	3,544	3,544	–	–	–
Sell loans	7,498	7,498	–	–	–
Total commitments	$362,361	$127,557	$17,219	$18,721	$198,864

See additional discussion in Note 10 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

Off-Balance Sheet Arrangements
For the six months ended June 30, 2007, Washington Trust engaged in no off-balance sheet transactions reasonably likely to have a material effect on the consolidated financial condition.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2007 and December 31, 2006, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of June 30, 2007 and December 31, 2006.  Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2007		December 31, 2006
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-2.23%	-1.69%	-1.63%	-2.47%
100 basis point rate increase	-1.33%	-5.97%	-1.18%	-5.03%
200 basis point rate increase	-0.60%	-9.15%	-0.78%	-8.01%

The ALCO estimates that the exposure of net interest income to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid in deposits.  If rates were to fall and remain low for a sustained period, certain core savings and time deposit rates could decline more slowly and by a lesser amount than other market rates.  Asset yields would likely decline more rapidly than deposit costs as current asset holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market rates fall.

The neutral exposure of net interest income to rising rates in Year 1 as compared to an unchanged rate scenario results from a relative balance between anticipated increases in asset yields and funding costs over the near term.  For simulation purposes, core savings deposit rate changes are anticipated to lag other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in mix from low-cost core savings deposits to higher-cost deposit categories, which has characterized a shift in funding mix during the current rising interest rate cycle.

The negative exposure of net interest income to rising rates in Year 2 as compared to an unchanged rate scenario is primarily attributable to an increase in funding costs associated with retail deposits.  Increases in interest rates have created greater growth in rate-sensitive money market and time deposits than growth in other lower-cost deposit categories.  The ALCO remodeling process assumes that this shift in deposit mix towards higher cost deposit categories would continue if interest rates were to increase, and that this assumption accurately reflects historical operating conditions in rising rate cycles.  Although asset yields would also increase in a rising interest rate environment, the cumulative impact of relative growth in the rate-sensitive higher cost deposit category suggests that by Year 2 of rising interest rate scenarios, the increase in the Corporation’s cost of funds could result in a relative decline in net interest margin compared to an unchanged rate scenario.

While the ALCO reviews simulation assumptions and back-tests simulation results to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin.  Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost money market and time deposits noted above.  The static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior.  Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates.  Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates.  The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO’s estimates.  Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2007 and December 31, 2006 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and government-sponsored agency securities (noncallable)	2,512	(4,622)
U.S. government-sponsored agency securities (callable)	1,197	(5,808)
Mortgage-backed securities	7,002	(17,076)
Corporate securities	361	(694)
Total change in market value as of June 30, 2007	$11,072	$(28,200)

Total change in market value as of December 31, 2006	$11,567	$(29,447)

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

ITEM 4.  Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended June 30, 2007.  Based upon that evaluation, the Corporation’s principal executive officer and principal financial and accounting officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.  There has been no change in our internal control over financial reporting during the period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended June 30, 2007 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the 2006 Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), the Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), and the Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”).

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				N/A
4/1/2007 to 4/30/2007	458	$26.01	458	N/A
5/1/2007 to 5/31/2007	1,859	24.80	1,859	N/A
6/1/2007 to 6/30/2007	220	24.98	220	N/A
Total Deferred Compensation Plan	2,537	$25.04	2,537	N/A

2006 Stock Repurchase Plan (2)
Balance at beginning of period				338,900
4/1/2007 to 4/30/2007	–	–	–	338,900
5/1/2007 to 5/31/2007	78,600	$25.76	78,600	260,300
6/1/2007 to 6/30/2007	10,000	24.54	10,000	250,300
Total 2006 Stock Repurchase Plan	88,600	$25.62	88,600	250,300

Other (3)
Balance at beginning of period				N/A
4/1/2007 to 4/30/2007	499	$12.95	499	N/A
5/1/2007 to 5/31/2007	921	11.56	921	N/A
6/1/2007 to 6/30/2007	–	–	–	N/A
Total Other	1,420	$12.05	1,420	N/A
Total Purchases of Equity Securities	186,462	$24.87	186,462

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

Item 4.                      Submission of Matters to a Vote of Security Holders
(a)
 The Annual Meeting of Shareholders was held on April 24, 2007.  On the record date of February 23, 2007 there were 13,441,534 shares issued, outstanding and eligible to vote, of which 11,605,794 shares, or 86.239%, were represented at the meeting either in person or by proxy.

(b)	The results of matters voted upon are presented below:
i.
Election of Directors to Serve Until 2010 Annual Meeting: Barry G. Hittner, Esq, Katherine W. Hoxsie, Edward M. Mazze, Ph.D., Kathleen McKeough, and John C. Warren were nominated and duly elected to hold office as Directors of Washington Trust Bancorp, Inc., each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person’s name as follows:

	Term	Votes In Favor	Votes Withheld
Barry G. Hittner, Esq	3 years	11,025,016	580,777
Katherine W. Hoxsie	3 years	10,024,185	581,609
Edward M. Mazze, Ph.D.	3 years	11,013,714	592,080
Kathleen McKeough	3 years	11,019,923	585,871
John C. Warren	3 years	10,968,199	637,595

The following additional persons continued as Directors of Washington Trust Bancorp, Inc. following the Annual Meeting:

Gary P. Bennett
Steven J. Crandall
Larry J. Hirsch, Esq.
Mary E. Kennard, Esq.
Vicotr J. Orsinger II, Esq.
H. Douglas Randall, III
Patrick J. Shanahan, Jr.
James P. Sullivan
Neil H. Thorpe
John F. Treanor

ii.
A proposal for the ratification of KPMG LLP to serve as independent registered public accounting firm of the Corporation for the current fiscal year ending December 31, 2007 was passed by a vote of 11,453,573 shares in favor, 141,119 shares against, with 11,101 abstentions and broker non-votes.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (1)

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: August 3, 2007	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 3, 2007	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (1)

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.