Form 10-Q
period 2007-09-30
WASHINGTON TRUST BANCORP INC
filed 2007-11-09
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2007 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  000-13091

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
Large accelerated filer    ☐                                                         Accelerated filer    ☒                                               Non-accelerated filer☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes           ☒No

The number of shares of common stock of the registrant outstanding as of October 31, 2007 was 13,351,231.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended September 30, 2007

TABLE OF CONTENTS
Page
Number

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
September 30, 2007 (as restated) and December 31, 2006	3

Consolidated Statements of Income
Three and Nine Months (as restated) Ended September 30, 2007 (as restated) and 2006	4

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007 (as restated) and 2006	5

Condensed Notes to Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38

PART II. Other Information

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6. Exhibits	40

Signatures	41

Exhibit 15.1 Letter re: Unaudited Interim Financial Information

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Finanical Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley act of 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS (Unaudited)	As Restated
	September 30,	December 31,
	2007	2006
Assets:
Cash and due from banks	$31,521	$54,337
Federal funds sold	21,975	16,425
Other short-term investments	1,516	1,147
Mortgage loans held for sale	2,095	2,148
Securities:
Available for sale, at fair value; amortized cost $691,836 in 2007 and $525,966 in 2006	688,709	526,396
Held to maturity, at cost; fair value $175,369 in 2006	–	177,455
Total securities	688,709	703,851
Federal Home Loan Bank stock, at cost	28,727	28,727
Loans:
Commercial and other	650,023	587,397
Residential real estate	578,816	588,671
Consumer	285,654	283,918
Total loans	1,514,493	1,459,986
Less allowance for loan losses	19,472	18,894
Net loans	1,495,021	1,441,092
Premises and equipment, net	25,790	24,307
Accrued interest receivable	12,030	11,268
Investment in bank-owned life insurance	40,936	39,770
Goodwill	50,479	44,558
Identifiable intangible assets, net	11,759	12,816
Other assets	21,204	18,719
Total assets	$2,431,762	$2,399,165
Liabilities:
Deposits:
Demand deposits	$182,830	$186,533
NOW accounts	172,378	175,479
Money market accounts	312,257	286,998
Savings accounts	189,157	205,998
Time deposits	799,265	822,989
Total deposits	1,655,887	1,677,997
Dividends payable	2,676	2,556
Federal Home Loan Bank advances	502,265	474,561
Junior subordinated debentures	22,681	22,681
Other borrowings	36,403	14,684
Accrued expenses and other liabilities	33,953	33,630
Total liabilities	2,253,865	2,226,109
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 13,492,110 in 2007 and 2006	843	843
Paid-in capital	34,821	35,893
Retained earnings	151,537	141,548
Accumulated other comprehensive loss	(5,587)	(3,515)
Treasury stock, at cost; 141,646 shares in 2007 and 62,432 shares in 2006	(3,717)	(1,713)
Total shareholders’ equity	177,897	173,056
Total liabilities and shareholders’ equity	$2,431,762	$2,399,165

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	except per share amounts)

			As Restated
	Three Months		Nine Months
Periods ended September 30,	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$25,032	$23,430	$73,380	$68,457
Interest on securities:
Taxable	7,565	8,493	23,196	25,553
Nontaxable	781	405	2,208	1,104
Dividends on corporate stock and Federal Home Loan Bank stock	669	1,197	2,072	2,124
Interest on federal funds sold and other short-term investments	275	252	650	517
Total interest income	34,322	33,777	101,506	97,755
Interest expense:
Deposits	13,140	12,473	39,332	33,872
Federal Home Loan Bank advances	5,243	5,011	15,323	16,115
Junior subordinated debentures	338	338	1,014	1,014
Other	291	89	730	256
Total interest expense	19,012	17,911	56,399	51,257
Net interest income	15,310	15,866	45,107	46,498
Provision for loan losses	300	300	900	900
Net interest income after provision for loan losses	15,010	15,566	44,207	45,598
Noninterest income:
Wealth management services:
Trust and investment advisory fees	5,336	4,727	15,626	14,036
Mutual fund fees	1,386	1,229	4,000	3,573
Financial planning, commissions and other service fees	456	509	1,915	2,033
Wealth management services	7,178	6,465	21,541	19,642
Service charges on deposit accounts	1,214	1,312	3,559	3,667
Merchant processing fees	2,252	2,125	5,285	4,828
Income from bank-owned life insurance	376	389	1,166	1,014
Net gains on loan sales and commissions on loans originated for others	431	417	1,205	1,029
Net realized (losses) gains on securities	–	(365)	336	459
Other income	399	440	1,129	1,111
Total noninterest income	11,850	10,783	34,221	31,750
Noninterest expense:
Salaries and employee benefits	10,098	9,651	30,195	29,100
Net occupancy	1,021	934	3,076	2,906
Equipment	871	872	2,564	2,552
Merchant processing costs	1,916	1,796	4,493	4,090
Outsourced services	556	490	1,610	1,504
Advertising and promotion	466	371	1,467	1,489
Legal, audit and professional fees	444	563	1,298	1,342
Amortization of intangibles	341	398	1,057	1,209
Debt prepayment penalties	–	–	1,067	–
Other	1,599	1,536	5,354	5,403
Total noninterest expense	17,312	16,611	52,181	49,595
Income before income taxes	9,548	9,738	26,247	27,753
Income tax expense	2,992	3,160	8,234	8,925
Net income	$6,556	$6,578	$18,013	$18,828

Weighted average shares outstanding - basic	13,323.6	13,436.6	13,358.1	13,414.6
Weighted average shares outstanding - diluted	13,564.1	13,726.3	13,612.7	13,708.2
Per share information:
Basic earnings per share	$0.49	$0.49	$1.35	$1.40
Diluted earnings per share	$0.48	$0.48	$1.32	$1.37
Cash dividends declared per share	$0.20	$0.19	$0.60	$0.57

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
		As Restated
	Nine months ended September 30,	2007	2006
	Cash flows from operating activities:
	Net income	$18,013	$18,828
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	900	900
	Depreciation of premises and equipment	2,209	2,287
	Loss on disposal of premises and equipment	23	–
	Net amortization of premium and discount	466	1,070
	Net amortization of intangibles	1,057	1,209
	Share-based compensation	427	535
	Non-cash charitable contribution	520	513
	Earnings from bank-owned life insurance	(1,166)	(1,014)
	Net gains on loan sales	(1,205)	(1,029)
	Net realized gains on sales of securities	(336)	(459)
	Proceeds from sales of loans	47,313	29,395
	Loans originated for sale	(46,496)	(31,076)
	Increase in accrued interest receivable, excluding purchased interest	(731)	(724)
	Increase in other assets	(1,211)	(2,483)
	Increase in accrued expenses and other liabilities	533	2,233
	Other, net	(3)	10
	Net cash provided by operating activities	20,313	20,195
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(143,774)	(31,820)
	Other investment securities available for sale	(39,290)	(58,561)
	Other investment securities held to maturity	(12,882)	(17,682)
Proceeds from sale of:	Mortgage-backed securities available for sale	47,938	45,249
	Other investment securities available for sale	10,160	12,251
	Mortgage-backed securities held to maturity	38,501	–
	Other investment securities held to maturity	21,698	–
Maturities and principal payments of:	Mortgage-backed securities available for sale	50,042	69,613
	Other investment securities available for sale	14,957	1,999
	Mortgage-backed securities held to maturity	3,191	12,873
	Other investment securities held to maturity	20,490	8,490
	Remittance of Federal Home Loan Bank stock	–	3,000
	Net increase in loans	(48,704)	(1,557)
	Purchases of loans, including purchased interest	(5,841)	(25,309)
	Purchases of premises and equipment	(3,715)	(2,619)
	Purchases of bank-owned life insurance	–	(8,000)
	Payment of deferred acquisition obligation	(6,720)	–
	Net cash (used in) provided by investing activities	(53,949)	7,927
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(22,110)	60,929
	Net increase in other borrowings	22,518	559
	Proceeds from Federal Home Loan Bank advances	532,463	382,529
	Repayment of Federal Home Loan Bank advances	(504,729)	(463,668)
	Purchases of treasury stock, including deferred compensation plan activity	(5,211)	(117)
	Proceeds from the issuance of common stock under dividend reinvestment plan	–	911
	Proceeds from the exercise of share options	989	611
	Tax benefit from share option exercises	723	259
	Cash dividends paid	(7,904)	(7,513)
	Net cash provided by (used in) financing activities	16,739	(25,500)
	Net (decrease) increase in cash and cash equivalents	(16,897)	2,622
	Cash and cash equivalents at beginning of year	71,909	66,163
	Cash and cash equivalents at end of period	$55,012	$68,785

	The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES		(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)			(Continued)
		As Restated
Nine months ended September 30,		2007	2006
Noncash Investing and Financing Activities:
Loans charged off		$553	$325
Increase to deferred acquisition obligation		5,921	4,595
Held to maturity securities transferred to available for sale		162,997	–

Supplemental Disclosures:	Interest payments	56,792	50,868
	Income tax payments	8,965	10,327

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of September 30, 2007 and December 31, 2006, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2006.

On October 30, 2007, we announced that we identified accounting errors related to sales of certain held-to-maturity investment securities conducted in the second quarter of 2007.  Based on our assessment of the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), on April 12, 2007 we had decided to implement early adoption of SFAS No. 159.  In connection with this, we selected the fair value option for certain U.S. Government sponsored agency and mortgage-backed securities with lower coupons and slower prepayment characteristics in the held-to-maturity portfolio totaling approximately $61.9 million.  A portfolio restructuring plan was also undertaken to reduce interest rate risk and improve net interest margin, which included the sale of these securities.  On Friday April 13, 2007 we executed sale trades for these held-to-maturity securities.  At the time of the sales transactions the historical amortized cost basis of the sold securities exceeded the total sales price by $1.7 million.  On Monday April 16, 2007 additional information became available regarding clarifications of the interpretation of the application of SFAS No. 159 by applicable regulatory and accounting industry bodies that led us to conclude that the application of SFAS No.  159 to our transactions might be inconsistent with the intent and spirit of SFAS No. 159.  Consequently, we decided not to early-adopt SFAS No. 159.

In connection with that decision, we were able to promptly execute purchase trade transactions for the identical securities prior to the sales settlement date for approximately $49.9 million of the $61.9 million total, with the intent that, in substance, the sale transaction would be offset for these securities.  The reacquired securities were retained in the held-to-maturity portfolio at the original pre-sale amortized cost and a $1.4 million loss on the sale of the reacquired securities was not recognized.  The sale and reacquisition of the $49.9 million in held-to-maturity securities as well as certain other investing and financing transactions conducted in connection with the portfolio restructuring strategy were similarly treated in an offset manner and these transaction amounts were incorrectly omitted from the

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

consolidated statement of cash flows for the period ended June 30, 2007; the correction for these other investing and financing transactions had no effect on net income.  For the reacquired securities, the reacquisition price exceeded the selling price by $153 thousand and an expense of this amount was recognized in other noninterest expense in the second quarter of 2007.  Also in the second quarter of 2007, a realized securities loss in the amount of $261 thousand was recognized on the securities that were sold but not reacquired.  We discussed the accounting treatment described above with KPMG LLP, our independent registered public accounting firm, in connection with its quarterly review process.

Based on a recent review of these transactions, in consultation with KPMG, we have determined that the offsetting of the April 13, 2007 sales and subsequent reacquisition of identical securities was incorrect and that the sale transactions should have been recognized with a $1.4 million realized securities loss and corresponding reduction in the carrying value of the reacquired securities.

Also, we have determined that the remaining held-to-maturity portfolio should have been reclassified to the available-for-sale category.  This reclassification has been recognized as of April 13, 2007.  Accordingly, the effect on the June 30, 2007 consolidated balance sheet was to reclassify the portfolio of held-to-maturity securities to the available-for-sale category, which resulted in a $1.6 million reduction in shareholders’ equity.  We will not be able to classify securities in the held-to-maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.

The correction to reduce the cost basis of the reacquired securities results in a change to the accretion of discount for these securities, which is recognized in interest income until their maturity dates.  The resulting additional amount of accretion income recognized on these securities was $79 thousand in each of the quarters ended June 30, 2007 and September 30, 2007.

For the quarter ended June 30, 2007, the accounting corrections for these transactions, including recognition of the realized loss on the sales transactions and other related changes, result in an after-tax reduction in net income of $828 thousand, or 6 cents per diluted share, from $6.3 million, or 46 cents per diluted share, to $5.5 million, or 40 cents per diluted share.  For the six-month period ended June 30, 2007 the accounting corrections result in a reduction in net income from $12.3 million, or 90 cents per diluted share, to $11.5 million, or 84 cents per diluted share.

All applicable amounts related to this restatement have been reflected in this Form 10-Q, including the Consolidated Financial Statements and Notes thereto.

On October 24, 2007, management, in consultation with KPMG, concluded that the Corporation’s interim financial statements for the period ended June 30, 2007 should be restated and that the Corporation’s financial statements for the quarter ended June 30, 2007 should no longer be relied upon.  The Audit Committee of our Board of Directors has thoroughly reviewed this matter and, on October 26, 2007, approved management’s conclusion.

The Corporation will file an amended Form 10-Q for the quarter ended June 30, 2007 reflecting the necessary adjustments with the SEC as soon as practicable.  The Corporation will also file an amended Form 10-Q for the quarter ended March 31, 2007 with the SEC as soon as practicable to add a subsequent event footnote to disclose the second quarter 2007 transactions described above.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables summarize the effect of the restatement adjustments on the consolidated financial statements as of and for the three and six months ended June 30, 2007:

Consolidated Balance Sheet (unaudited)	As of June 30, 2007
(Dollars in thousands)	As Reported	Adjustment	As Restated
Available for sale securities	$525,688	$150,516	$676,204
Held to maturity securities	154,171	(154,171)	–
Total securities	679,859	(3,655)	676,204
Other assets	21,063	1,237	22,300
Total assets	2,396,300	(2,418)	2,393,882
Retained earnings	148,485	(828)	147,657
Accumulated other comprehensive loss	(6,519)	(1,590)	(8,109)
Shareholders’ equity	173,606	(2,418)	171,188
Total liabilities and shareholders’ equity	2,396,300	(2,418)	2,393,882

Consolidated Statement of Income (unaudited)	Three Months Ended June 30, 2007
(Dollars in thousands, except per share amounts)	As Reported	Adjustment	As Restated
Interest income on taxable securities	$7,709	$130	$7,839
Interest expense on Federal Home Loan Bank advances	5,063	49	5,112
Net interest income	14,846	81	14,927
Net interest income after provision for loan losses	14,546	81	14,627
Net realized gains (losses) on securities	705	(1,405)	(700)
Total noninterest income	12,528	(1,405)	11,123
Other noninterest expense	2,274	(115)	2,159
Total noninterest expense	17,875	(115)	17,760
Income before taxes	9,199	(1,209)	7,990
Income tax expense	2,889	(381)	2,508
Net income	6,310	(828)	5,482

Basic earnings per share	$0.47	$(0.06)	$0.41
Diluted earnings per share	$0.46	$(0.06)	$0.40

Consolidated Statement of Income (unaudited)	Six Months Ended June 30, 2007
(Dollars in thousands, except per share amounts)	As Reported	Adjustment	As Restated
Interest income on taxable securities	$15,501	$130	$15,631
Interest expense on FHLB advances	10,031	49	10,080
Net interest income	29,716	81	29,797
Net interest income after provision for loan losses	29,116	81	29,197
Net realized gains on securities	1,741	(1,405)	336
Total noninterest income	23,776	(1,405)	22,371
Other noninterest expense	3,870	(115)	3,755
Total noninterest expense	34,984	(115)	34,869
Income before taxes	17,908	(1,209)	16,699
Income tax expense	5,623	(381)	5,242
Net income	12,285	(828)	11,457

Basic earnings	$0.92	$(0.06)	$0.86
Diluted earnings	$0.90	$(0.06)	$0.84

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Consolidated Statement of Cash Flows (unaudited)	Six Months Ended June 30, 2007

(Dollars in thousands)	As Reported	Adjustment	As Restated
Cash flows from operating activities:
Net income	$12,285	$(828)	$11,457
Adjustments to reconcile net income to net cash
provided by operating activities:
Net amortization of premium and discount	433	(79)	354
Net realized gains on sales of securities	(1,741)	1,405	(336)
Increase in other assets	(607)	(380)	(987)
Net cash provided by operating activities	9,434	118	9,552
Cash flows from investing activities:
Purchases of:
Mortgage-backed securities available for sale	(29,065)	(84,584)	(113,649)
Other investment securities available for sale	(18,865)	(15,031)	(33,896)
Mortgage-backed securities held to maturity	–	–	–
Other investment securities held to maturity	(16,011)	3,129	(12,882)
Proceeds from sale of:
Mortgage-backed securities available for sale	–	47,938	47,938
Other investment securities available for sale	9,438	–	9,438
Mortgage-backed securities held to maturity	1,954	36,547	38,501
Other investment securities held to maturity	9,815	11,883	21,698
Maturities and principal payments of:
Mortgage-backed securities available for sale	29,542	3,041	32,583
Other investment securities available for sale	5,982	450	6,432
Mortgage-backed securities held to maturity	6,232	(3,041)	3,191
Other investment securities held to maturity	20,940	(450)	20,490
Net cash used in investing activities	(19,376)	(118)	(19,494)
Cash flows from financing activities:
Proceeds from Federal Home Loan Bank advances	344,719	47,000	391,719
Repayment of Federal Home Loan Bank advances	(350,433)	(47,000)	(397,433)
Net cash provided by financing activities	(3,951)	–	(3,951)
Net decrease in cash and cash and cash equivalents	(13,893)	–	(13,893)

(2) New Accounting Pronouncements
In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”).  SFAS No. 155 eliminates the exemption from applying SFAS No. 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments.  SFAS No. 155 also allows a preparer to elect fair value measurement at acquisition, at issuance, or when a previously recognized financial instrument is subject to a remeasurement event, on an instrument-by-instrument basis, in cases in which a derivative would otherwise have to be bifurcated.  SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  Provisions of SFAS No. 155 may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis.  Prior periods should not be restated.  The adoption of SFAS No. 155 did not have a material impact on the Corporation’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 156”).  SFAS No. 156 requires that all separately recognized servicing assets and servicing liabilities be initially measured at fair value.  SFAS No. 156 permits, but does not require, the subsequent measurement of servicing assets and servicing liabilities at fair value.  An entity that used derivative instruments to mitigate the risks inherent in servicing assets and servicing liabilities is required to account for those derivative instruments at fair value.  SFAS No. 156 is effective as of the beginning of the first fiscal year that begins

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”).  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures of fair value measurements.  SFAS No. 157 applies to the accounting principles that currently use fair value measurement, and does not require any new fair value measurements.  The expanded disclosures focus on the inputs used to measure fair value as well as the effect of the fair value measurements on earnings. SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and interim periods within that fiscal year.  The Corporation believes the adoption of SFAS No. 157 will not have a material impact on the Corporation’s financial position or results of operations.

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

In February 2007, the FASB issued SFAS No. 159.  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument-by-instrument with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  Early adoption was permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elected to apply the provisions of SFAS No. 157, “Fair Value Instruments.”  Based on our assessment of the provisions of SFAS 159, on April 12, 2007 we decided to implement early adoption of SFAS 159.  In connection with this adoption, we selected the fair value option for certain U.S. Government sponsored agency and mortgage-backed securities with lower coupons and slower prepayment characteristics in the held-to-maturity portfolio totaling approximately $61.9 million.  A portfolio restructuring plan was also undertaken to reduce interest rate risk and improve net interest margin, which included the sale of these securities.  On Friday April 13, 2007 we executed sale trades for these held-to-maturity securities.  At the time of the sales transactions the historical amortized cost basis of the sold securities exceeded the total sales price by $1.7 million.  On Monday April 16, 2007 additional information became available regarding clarifications of the interpretation of the application of SFAS 159 by applicable regulatory and accounting industry bodies that led us to conclude that the application of SFAS 159 to our transactions might be inconsistent with the intent and spirit of SFAS 159.  Consequently, we decided not to early-adopt SFAS 159.  See further discussion regarding the restatement in Note 1 and Note 3 to the Consolidated Financial Statements.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2007 (As Restated)
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$173,396	$1,381	$(89)	$174,688
Mortgage-backed securities issued by
U.S. government-sponsored agencies	369,718	1,099	(4,858)	365,959
States and political subdivision	80,640	85	(746)	79,979
Trust preferred securities	38,010	–	(2,410)	35,600
Corporate bonds	16,954	38	(28)	16,964
Corporate stocks	13,118	3,120	(719)	15,519
Total	691,836	5,723	(8,850)	688,709
December 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	157,383	778	(876)	157,285
Mortgage-backed securities issued by
U.S. government-sponsored agencies	298,038	923	(5,174)	293,787
Trust preferred securities	30,571	208	(205)	30,574
Corporate bonds	24,998	83	(47)	25,034
Corporate stocks	14,976	4,915	(175)	19,716
Total	$525,966	$6,907	$(6,477)	$526,396

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$42,000	$–	$(422)	$41,578
Mortgage-backed securities issued by
U.S. government-sponsored agencies	69,340	440	(1,604)	68,176
States and political subdivisions	66,115	88	(588)	65,615
Total	$177,455	$528	$(2,614)	$175,369

In connection with a planned early adoption of SFAS No. 159, the Corporation sold twelve held to maturity securities with an amortized cost of $61.9 million on April 13, 2007.  The Corporation subsequently decided not to early-adopt SFAS No. 159 and realized securities losses of $1.7 million were recognized in the second quarter of 2007 (as restated).  In addition, the remaining held-to-maturity portfolio was reclassified to the available-for-sale category as of the April 13, 2007 sale date of the securities.  The Corporation will not be able to classify securities in the held-to-maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.  See additional discussion regarding the restatement in Note 1 to the Consolidated Financial Statements.

Securities available for sale with a fair value of $528.9 million and securities available for sale and held to maturity with a fair value of $557.4 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at September 30, 2007 and December 31, 2006, respectively.  In addition, securities available for sale with a fair value of $8.3 million and securities available for sale and held to maturity with a fair value of $9.6 million were collateralized for the discount window at the Federal Reserve Bank at September 30, 2007 and December 31, 2006, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $1.9 million and $2.1 million were designated in a rabbi trust for a nonqualified retirement plan at September 30, 2007 and

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006.  As of September 30, 2007, securities available for sale with a fair value of $21.5 million were pledged as collateral to secure securities sold under agreements to repurchase.

At September 30, 2007 and December 31, 2006, the securities portfolio included $3.1 million and $1.7 million of net pretax unrealized losses, respectively.  Included in these net amounts were gross unrealized losses amounting to $8.9 million and $9.1 million at September 30, 2007 and December 31, 2006, respectively.

The following tables summarize, for all securities in an unrealized loss position at September 30, 2007 and December 31, 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
(As Restated)		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At September 30, 2007	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	–	$–	$–	5	$27,162	$89	5	$27,162	$89
Mortgage-backed securities
issued by U.S. government-sponsored agencies	19	79,778	704	62	185,462	4,154	81	265,240	4,858
States and
political subdivisions	69	57,400	567	13	8,134	179	82	65,534	746
Trust preferred securities	8	24,572	1,381	5	11,029	1,029	13	35,601	2,410
Corporate bonds	2	6,120	18	1	2,993	10	3	9,113	28
Subtotal, debt securities	98	167,870	2,670	86	234,780	5,461	184	402,650	8,131
Corporate stocks	6	6,632	620	3	938	99	9	7,570	719
Total temporarily
impaired securities	104	$174,502	$3,290	89	$235,718	$5,560	193	$410,220	$8,850

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2006	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	8	$52,751	$211	14	$94,393	$1,087	22	$147,144	$1,298
Mortgage-backed securities
issued by U.S. government-sponsored agencies	7	20,620	122	69	240,457	6,656	76	261,077	6,778
States and
political subdivisions	61	45,948	419	12	6,747	169	73	52,695	588
Trust preferred securities	–	–	–	7	14,840	205	7	14,840	205
Corporate bonds	2	6,130	34	1	3,006	13	3	9,136	47
Subtotal, debt securities	78	125,449	786	103	359,443	8,130	181	484,892	8,916
Corporate stocks	5	5,823	110	4	1,494	65	9	7,317	175
Total temporarily
impaired securities	83	$131,272	$896	107	$360,937	$8,195	190	$492,209	$9,091

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For those debt securities whose amortized cost exceeds fair value, the primary cause is related to the movement of interest rates.  The Corporation believes that the nature and duration of impairment on its debt security holdings are primarily a function of interest rate movements and changes in investment spreads, and does not consider full repayment of principal on the reported debt obligations to be at risk.  The Corporation has the ability and intent to hold these investments to full recovery of the cost basis.  The debt securities in an unrealized loss position at September 30, 2007 consisted of 184 debt security holdings.  The largest loss percentage of any single holding was 11.45% of its amortized cost.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers.  The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor.  The Corporation believes that the nature and duration of impairment on its equity securities holdings are considered to be a function of general financial market movements and industry conditions.  The equity securities in an unrealized loss position at September 30, 2007 consisted of 9 holdings of financial and commercial entities.

(4) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$276,995	18%	$282,019	19%
Construction and development (2)	48,899	3%	32,233	2%
Other (3)	324,129	22%	273,145	19%
Total commercial	650,023	43%	587,397	40%

Residential real estate:
Mortgages (4)	566,776	37%	577,522	39%
Homeowner construction	12,040	1%	11,149	1%
Total residential real estate	578,816	38%	588,671	40%

Consumer:
Home equity lines	139,732	9%	145,676	10%
Home equity loans	99,798	7%	93,947	6%
Other	46,124	3%	44,295	4%
Total consumer	285,654	19%	283,918	20%
Total loans (5)	$1,514,493	100%	$1,459,986	100%

(1)	Amortizing mortgages, primarily secured by income producing property.
(2)	Loans for construction of residential and commercial properties and for land development.
(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(4)	A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 8 for additional discussion of FHLB borrowings).
(5)
Net of unamortized loan origination fees, net of costs, totaling $92 thousand and $277 thousand at September 30, 2007 and December 31, 2006, respectively.  Also includes $130 thousand and $342 thousand of premium, net of discount, on purchased loans at September 30, 2007 and December 31, 2006, respectively.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2007	2006	2007	2006
Balance at beginning of period	$19,327	$18,480	$18,894	$17,918
Provision charged to expense	300	300	900	900
Recoveries of loans previously charged off	27	39	231	152
Loans charged off	(182)	(174)	(553)	(325)
Balance at end of period	$19,472	$18,645	$19,472	$18,645

(6) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the nine months ended September 30, 2007 are as follows:

Goodwill
		Wealth
(Dollars in thousands)	Commercial	Management
	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2006	$22,591	$21,967	$44,558
Additions to goodwill during the period	–	5,921	5,921
Impairment recognized	–	–	–
Balance at September 30, 2007	$22,591	$27,888	$50,479

During the third quarter of 2007, the Corporation recognized a liability of $5.9 million, with a corresponding increase in goodwill, related to the acquisition of Weston Financial Group, Inc. (“Weston Financial”) in August 2005.  This amount represents the 2007 obligation under the terms of the acquisition agreement, which provides for a contingent payment earn-out in each year during the three-year period ending December 31, 2008.

Other Intangible Assets
	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2006	$650	$11,937	$229	$12,816
Amortization	109	911	37	1,057
Balance at September 30, 2007	$541	$11,026	$192	$11,759

Amortization of intangible assets for the nine months ended September 30, 2007 totaled $1.1 million.  Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(Dollars in thousands)
	Core	Advisory	Non-compete
Estimated amortization expense:	Deposits	Contracts	Agreements	Total
2007 (full year)	$140	$1,194	$49	$1,383
2008	120	1,111	49	1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091
2011	120	768	33	921

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of intangible assets at September 30, 2007 are as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,456	2,631	955	6,042
Net amount	$541	$11,026	$192	$11,759

(7) Income Taxes
Effective January 1, 2007, the Corporation adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  The adoption of FIN 48 did not result in any adjustment to retained earnings as of January 1, 2007.

As of the adoption date, the Corporation had gross tax affected unrecognized tax benefits of $1.2 million.  If recognized, this amount would be recorded as a component of income tax expense.  There have been no significant changes to this during the nine months ended September 30, 2007.

The Corporation recognizes potential accrued interest related to unrecognized tax benefits in income tax expense in the Consolidated Statements of Income.  As of the adoption date of January 1, 2007, accrued interest amounted to $70 thousand.  To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.  Penalties, if incurred, would be recognized as a component of income tax expense.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2003.  With a few exceptions, the Corporation is no longer subject to state income tax examinations by tax authorities for years before 2000.

(8) Borrowings
Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(Dollars in thousands)	September 30,	December 31,
	2007	2006
FHLB advances	$502,265	$474,561

During the first quarter of 2007, the Corporation prepaid $26.5 million in advances payable to the FHLB resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $1.1 million.  See additional discussion in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Noninterest Expense.”

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at September 30, 2007.  Under an agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”).  The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at September 30, 2007.  Included in the collateral were securities available for sale with a fair value of $402.4 million and securities available for sale and held to maturity with a fair value of $451.5 million that were specifically pledged to secure FHLB borrowings at September 30, 2007 and December 31, 2006, respectively.  Unless there is an event of default under the agreement

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	September 30,	December 31,
	2007	2006
Treasury, Tax and Loan demand note balance	$6,742	$3,863
Deferred acquisition obligations	9,772	10,372
Securities sold under repurchase agreements	19,500	–
Other	389	449
Other borrowings	$36,403	$14,684

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

The Stock Purchase Agreement for the August 2005 acquisition of Weston Financial provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  Contingent payments are added to goodwill and recorded as deferred acquisition liabilities at the time the payments are determinable beyond a reasonable doubt.  Deferred acquisition obligations amounted to $9.8 million at September 30, 2007 compared to $10.4 million at December 31, 2006.  During the third quarter of 2007 the Corporation recognized a liability of $5.9 million, representing the 2007 portion of the earn-out period. In the first quarter of 2007 the Corporation paid approximately $6.7 million, which represented the 2006 earn-out payment.

(9) Shareholders’ Equity
Stock Repurchase Plan:
Under the Corporation’s 2006 Stock Repurchase Plan, 185,400 shares of stock were repurchased at a total cost of $4.8 million during the nine months ended September 30, 2007.  In addition, 14,785 shares were acquired in the same period pursuant to the Nonqualified Deferred Compensation Plan.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Capital Requirements:
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at September 30, 2007 and December 31, 2006, as well as the corresponding minimum regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2007: (As Restated)
Total Capital (to Risk-Weighted Assets):
Corporation	$163,269	10.43%	$125,220	8.00%	$156,525	10.00%
Bank	$170,327	10.89%	$125,141	8.00%	$156,426	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$142,621	9.11%	$62,610	4.00%	$93,915	6.00%
Bank	$149,691	9.57%	$62,570	4.00%	$93,856	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$142,621	6.11%	$93,330	4.00%	$116,662	5.00%
Bank	$149,691	6.42%	$93,282	4.00%	$116,602	5.00%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Corporation	$161,076	10.96%	$117,538	8.00%	$146,922	10.00%
Bank	$168,235	11.46%	$117,465	8.00%	$146,832	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$140,568	9.57%	$58,769	4.00%	$88,153	6.00%
Bank	$147,738	10.06%	$58,733	4.00%	$88,099	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$140,568	6.01%	$93,487	4.00%	$116,858	5.00%
Bank	$147,738	6.32%	$93,437	4.00%	$116,797	5.00%

(1)	Leverage ratio

The Corporation’s capital ratios at September 30, 2007 place the Corporation in the “well-capitalized” category according to regulatory standards.

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

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	September 30, 2007	December 31, 2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$151,229	$122,376
Home equity lines	179,300	185,483
Other loans	26,814	10,671
Standby letters of credit	8,941	9,401
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	2,870	2,924
Commitments to sell fixed rate mortgage loans	4,966	5,066

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At September 30, 2007 and December 31, 2006, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.9 million and $9.4 million, respectively.  At September 30, 2007 and December 31, 2006, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the nine months ended September 30, 2007 and 2006 totaled $75 thousand and $86 thousand, respectively.

At September 30, 2007, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Forward Loan Commitments
Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments.  Accordingly, the fair value of these commitments is recognized in other assets on the balance sheet and changes in fair value of such commitments are recorded in current earnings in the income statement.  The carrying value of such commitments as of September 30, 2007 and December 31, 2006 and the respective changes in fair values for the nine months ended September 30, 2007 and 2006 were insignificant.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Defined Benefit Pension Plans

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Nine months ended September 30,	2007	2006	2007	2006
Service cost	$1,508	$1,551	$259	$264
Interest cost	1,386	1,238	389	351
Expected return on plan assets	(1,488)	(1,350)	-	-
Amortization of transition asset	(4)	(4)	-	-
Amortization of prior service cost	(25)	(26)	47	46
Recognized net actuarial loss	140	238	163	160
Net periodic benefit cost	$1,517	$1,647	$858	$821

Assumptions:
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the nine months ended September 30, 2007 and 2006 were as follows:

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

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2006 that it expected to contribute $1.3 million to its qualified pension plan and $369 thousand in benefit payments to its non-qualified retirement plans in 2007.  During the nine month period ended September 30, 2007, approximately $1.9 million of contributions were made to the qualified pension plan and no further contributions are expected for 2007.  The increase in the qualified pension plan contribution over the amount estimated at December 31, 2006 was the result of further analysis by the Corporation and included an additional discretionary contribution in excess of statutory requirements.  During the nine month period ended September 30, 2007, $251 thousand in benefit payments have been made to the non-qualified retirement plans.  The Corporation presently anticipates contributing an additional $84 thousand in benefit payments to the non-qualified retirement plans in 2007.

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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2007	2006	2007	2006	2007	2006	2007	2006
Net interest income (expense)	$13,797	$13,371	$(18)	$(23)	$1,531	$2,518	$15,310	$15,866
Noninterest income	4,295	4,262	7,178	6,465	377	56	11,850	10,783
Total income	18,092	17,633	7,160	6,442	1,908	2,574	27,160	26,649

Provision for loan losses	300	300	–	–	–	–	300	300
Depreciation and amortization expense	618	551	423	416	45	204	1,086	1,171
Other noninterest expenses	10,076	9,461	4,420	4,204	1,730	1,775	16,226	15,440
Total noninterest expenses	10,994	10,312	4,843	4,620	1,775	1,979	17,612	16,911
Income before income taxes	7,098	7,321	2,317	1,822	133	595	9,548	9,738
Income tax expense (benefit)	2,495	2,558	898	719	(401)	(117)	2,992	3,160
Net income	$4,603	$4,763	$1,419	$1,103	$534	$712	$6,556	$6,578

Total assets at period end	1,587,328	1,521,785	44,254	38,934	800,180	842,547	2,431,762	2,403,266
Expenditures for long-lived assets	123	461	38	72	81	49	242	582

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2007	2006	2007	2006	(As Restated) 2007	2006	(As Restated) 2007	2006
Net interest income (expense)	$40,411	$40,381	$(46)	$(74)	$4,742	$6,191	$45,107	$46,498
Noninterest income	11,058	10,586	21,541	19,642	1,622	1,522	34,221	31,750
Total income	51,469	50,967	21,495	19,568	6,364	7,713	79,328	78,248

Provision for loan losses	900	900	–	–	–	–	900	900
Depreciation and amortization expense	1,841	1,684	1,292	1,260	133	552	3,266	3,496
Other noninterest expenses	28,363	27,146	13,332	12,988	7,220	5,965	48,915	46,099
Total noninterest expenses	31,104	29,730	14,624	14,248	7,353	6,517	53,081	50,495
Income before income taxes	20,365	21,237	6,871	5,320	(989)	1,196	26,247	27,753
Income tax expense (benefit)	7,158	7,402	2,661	2,097	(1,585)	(574)	8,234	8,925
Net income	$13,207	$13,835	$4,210	$3,223	$596	$1,770	$18,013	$18,828

Total assets at period end	1,587,328	1,521,785	44,254	38,934	800,180	842,547	2,431,762	2,403,266
Expenditures for long-lived assets	3,326	1,975	200	432	189	212	3,715	2,619

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
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

(13) Comprehensive Income

(Dollars in thousands)

Nine months ended September 30,	(As Restated) 2007	2006

Net income	$18,013	$18,828

Unrealized holding (gains) losses on securities available for sale, net of $1,127 income
tax benefit in 2007 (as restated) and $170 income tax benefit in 2006	(2,093)	740
Reclassification adjustments for gains arising during the period, net of $148 income tax
expense in 2007 (as restated) and $321 income tax expense in 2006	(188)	(137)
Change in funded status of defined benefit plans related to the amortization of net actuarial losses, net prior service credit and net transition asset, net of $165 income
tax expense in 2007	209	-
Total comprehensive income	$15,941	$19,431

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
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

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2007	2006	(As Restated) 2007	2006

Net income	$6,556	$6,578	$18,013	$18,828

Weighted average basic shares	13,323.6	13,436.6	13,358.1	13,414.6
Dilutive effect of:
Options	190.2	242.1	211.1	252.5
Other	50.3	47.6	43.5	41.1
Weighted average diluted shares	13,564.1	13,726.3	13,612.7	13,708.2

Earnings per share:
Basic	$0.49	$0.49	$1.35	$1.40
Diluted	$0.48	$0.48	$1.32	$1.37

(15) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business.  Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at September 30, 2007 and for the three and nine months ended September 30, 2007 and 2006, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board (United States)) and not an audit, set forth in their separate report dated November 9, 2007 appearing below.  That report does not express an opinion on the interim unaudited consolidated financial information.  KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included.  Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the liability provisions of Section 11 of the Securities Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of September 30, 2007, the related consolidated statements of income for the three-and nine-month periods ended September 30, 2007 and 2006, and the related consolidated statements of cash flows for the nine-month periods ended September 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Corporation’s management.

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
November 9, 2007

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements
This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans, goals and objectives of management are forward-looking statements.  The actual results, performance or achievements of the Corporation could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in general national or regional economic conditions, changes in interest rates, reductions in the market value of wealth management assets under administration, reductions in loan demand, reductions in deposit levels necessitating increased borrowing to fund loans and investments, changes in loan default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, unanticipated consequences of the restatement; the review and audit by our independent auditor of our 2007 financial statements; the consequences of the reclassification of the held-to-maturity securities portfolio to the available-for-sale category; the financial impact of the foregoing; and changes in the assumptions used in making such forward-looking statements.  The Corporation assumes no obligation to update forward-looking statements or update the reasons actual results, performance or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation’s accounting and reporting policies comply with GAAP and conform to general practices within the banking industry.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions.  The financial position and results of operations can be affected by these estimates and assumptions, which are important in understanding the reported results.  Management has discussed the development and the selection of critical accounting policies with the Audit Committee of our board of directors.  As discussed in our 2006 Annual Report on Form 10-K, we have identified the allowance for loan losses, accounting for acquisitions and review of goodwill and intangible assets for impairment, other-than-temporary impairment of investment securities, defined benefit pension obligations, interest income recognition, and tax estimates as critical accounting policies.  There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Recent Events
In June 2007, Washington Trust opened its 17th branch located in Cranston, Rhode Island.  This branch office is the second location in Cranston.

Results of Operations
Overview
As discussed in Note 1 to the Consolidated Financial Statements, the Corporation has determined that its interim financial statements for the period ended June 30, 2007 should be restated and that the Corporation’s financial statements for the quarter ended June 30, 2007 should no longer be relied upon.  This restatement was solely related to accounting errors in connection with sales of certain held-to-maturity investment securities conducted in the second quarter of 2007

The Corporation will file an amended Form 10-Q for the quarter ended June 30, 2007 reflecting the necessary adjustments with the SEC as soon as practicable.  The Corporation will also file an amended Form 10-Q for the quarter ended March 31, 2007 with the SEC as soon as practicable to add a subsequent event footnote to disclose the second quarter 2007 transactions described above.

For the quarter ended June 30, 2007, the accounting corrections for these transactions, including recognition of the realized loss on the sales transactions and other related changes, result in an after-tax reduction in net income of $828 thousand, or 6 cents per diluted share, from $6.3 million, or 46 cents per diluted share, to $5.5 million, or 40 cents per diluted share.  For the six-month period ended June 30, 2007 the accounting corrections result in a reduction in net income from $12.3 million, or 90 cents per diluted share, to $11.5 million, or 84 cents per diluted share.  All applicable amounts related to this restatement have been reflected herein and in our Consolidated Financial Statements included in this Form 10-Q.  See additional discussion regarding the restatement in Note 1 and Note 3 to the Consolidated Financial Statements.

Net income for the third quarter of 2007 was $6.6 million, or 48 cents per diluted share, substantially the same as the amounts reported for the third quarter of 2006.  The returns on average equity and average assets for the quarter ended September 30, 2007 were 14.99% and 1.10%, respectively, compared to 15.62% and 1.09%, respectively, for the same period in 2006.

Including the effect of the restatement, net income for the nine months ended September 30, 2007 amounted to $18.0 million, down $815 thousand, or 4.3%, from the same period in 2006.  The Corporation earned $1.32 per share on a diluted basis for the nine months ended September 30, 2007, compared to $1.37 per diluted share for the same period a year ago.  See Note 1 to the Consolidated Financial Statements for further information regarding the restatement.

For the nine months ended September 30, 2007, the returns on average equity and average assets were 13.74% and 1.01%, respectively, compared to 15.33% and 1.04%, respectively, for the comparable period in 2006.

Selected financial highlights are presented in the table below.

(Dollars in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2007	2006	(As Restated) 2007	2006

Earnings:
Net income	$6,556	$6,578	$18,013	$18,828
Diluted earnings per share	0.48	0.48	1.32	1.37
Dividends declared per common share	0.20	0.19	0.60	0.57

Select Ratios:
Return on average assets	1.10%	1.09%	1.01%	1.04%
Return on average shareholders equity	14.99%	15.62%	13.74%	15.33%
Interest rate spread (taxable equivalent basis)	2.42%	2.51%	2.42%	2.49%
Net interest margin (taxable equivalent basis)	2.81%	2.86%	2.79%	2.82%

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

Net interest income for the third quarter of 2007 amounted to $15.3 million, down $556 thousand, or 3.5%, from the same quarter a year ago.  Net interest income for the three months ended September 30, 2006 included a catch-up for the delayed second quarter 2006 dividend on the Corporation’s investment in Federal Home Loan Bank of Boston (“FHLBB”) stock of approximately $450 thousand.  Excluding the impact of the additional FHLBB dividend, net interest income for the third quarter of 2007 was down 0.7% from the same quarter in 2006.  For the nine months ended September 30, 2007, net interest income declined $1.4 million, or 3.0%, from the same period in 2006.  The decline in net interest income was due to the fact that rates paid on deposits and borrowings have risen faster than earning asset yields and a higher rate of growth was experienced in higher cost deposit categories.  In addition, the average balance of total interest-earnings assets have declined somewhat in 2007 compared to 2006.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the quarter ended September 30, 2007 decreased $431 thousand, or 2.7%, from the third quarter of 2006, and for the nine months ended September 30, 2007, declined $1.0 million, or 2.2%, from the same period a year earlier.  The net interest margin (FTE net interest income as a percentage of average interest–earnings assets) for the three months ended September 30, 2007 was 2.81%, down 5 basis points from the same period a year earlier.  Excluding the 8 basis point impact of the additional FHLBB dividend recorded in the third quarter of 2006, net interest margin for the third quarter of 2007 was 3 basis points higher than the same period a year earlier.  Net interest margin for the nine months ended September 30, 2007 was 2.79%, down 3 basis points from 2.82% for the same period a year ago.  Included in net interest income in 2007 was interest recovery of $322 thousand received in the first quarter on a previously charged off loan.  This interest recovery accounted for 3 basis points of the net interest margin for the nine months ended September 30, 2007.

Average interest-earning assets for the three and nine months ended September 30, 2007 decreased $21.4 million and $31.6 million, respectively, from the amounts reported for the same periods last year.  This decrease was mainly due to reductions in the securities portfolio, offset in part by growth in the loan portfolio.  Total average loans for the three and nine months ended September 30, 2007 increased $70.0 million and $58.0 million, respectively, from the comparable 2006 periods.  The yield on total loans for the three and nine months ended September 30, 2007 increased 11 and 19 basis points, respectively, from the comparable 2006 periods.  Loan prepayment and other fees included in interest income for the three and nine months ended September 30, 2007 were $61 thousand and $253 thousand, respectively, compared to $119 thousand and $579 thousand for the same periods in 2006, respectively.  Total average securities for the three and nine months ended September 30, 2007 decreased $91.3 million and $89.6 million, respectively.  The relatively flat yield curve made reinvestment of maturing balances unattractive relative to funding costs during these periods.  The FTE rate of return on securities for the three and nine months ended September 30, 2007 increased 14 and 44 basis points from the comparable 2006 periods.  The increase in the total yield on securities reflects a combination of higher yields on variable rate securities tied to short-term interest rates, sale or runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows relative to the prior year.  The Corporation continues to consider appropriate strategies to manage rising funding costs and more slowly increasing investment yields given the relatively flat yield curve.

For the three and nine months ended September 30, 2007, average interest-bearing liabilities declined $31.0 million and $35.0 million, respectively, from the amounts reported for the comparable periods last year.  The Corporation experienced growth in money market and other borrowed funds, and declines in NOW accounts, time deposits and FHLB advances.  The decline in time deposits resulted from decreases in average brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources.  Average brokered certificates of deposit for the three and nine months ended September 30, 2007 decreased $64.3 million and $55.6 million, respectively.  The average rate paid on brokered certificates of deposit for the three and nine months ended September 30, 2007 was relatively unchanged from the comparable periods in 2006.  The average balance of FHLB advances for the three and nine months ended September 30, 2007 decreased $11.6 million and $58.2 million, respectively, while the average rate paid on FHLB advances increased 30 and 28 basis points, respectively, from the same periods a year ago.

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

Three months ended September 30,	2007			2006
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$584,223	$7,886	5.35%	$588,488	$7,596	5.12%
Commercial and other loans	635,435	12,203	7.62%	564,804	10,990	7.72%
Consumer loans	282,472	4,988	7.01%	278,864	4,898	6.97%
Total loans	1,502,130	25,077	6.62%	1,432,156	23,484	6.51%
Federal funds sold and
other short-term investments	21,375	275	5.10%	20,132	252	4.96%
Taxable debt securities	582,152	7,565	5.16%	706,319	8,493	4.77%
Nontaxable debt securities	80,998	1,145	5.61%	42,842	622	5.76%
Corporate stocks and FHLB stock	42,129	748	7.03%	48,704	1,289	10.50%
Total securities	726,654	9,733	5.31%	817,997	10,656	5.17%
Total interest-earning assets	2,228,784	34,810	6.20%	2,250,153	34,140	6.02%
Non interest-earning assets	161,578			160,883
Total assets	$2,390,362			$2,411,036
Liabilities and Shareholders’ Equity:
NOW accounts	$166,271	$70	0.17%	$174,740	$78	0.18%
Money market accounts	300,329	2,950	3.90%	281,559	2,584	3.64%
Savings deposits	194,439	646	1.32%	191,232	327	0.68%
Time deposits	817,379	9,474	4.60%	868,487	9,484	4.33%
FHLB advances	468,384	5,243	4.44%	480,033	5,011	4.14%
Junior subordinated debentures	22,681	338	5.91%	22,681	338	5.91%
Other borrowed funds	25,857	291	4.47%	7,624	89	4.66%
Total interest-bearing liabilities	1,995,340	19,012	3.78%	2,026,356	17,911	3.51%
Demand deposits	188,495			192,626
Other liabilities	31,640			23,589
Shareholders’ equity	174,887			168,465
Total liabilities and shareholders’ equity	$2,390,362			$2,411,036
Net interest income (FTE)		$15,798			$16,229
Interest rate spread			2.42%			2.51%
Net interest margin			2.81%			2.86%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended September 30,	2007	2006
Commercial and other loans	$45	$54
Nontaxable debt securities	364	217
Corporate stocks	79	92

Nine months ended September 30,	2007			2006
	(As Restated)
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$588,808	$23,471	5.33%	$589,635	$22,505	5.10%
Commercial and other loans	612,886	35,306	7.70%	563,284	32,294	7.67%
Consumer loans	282,154	14,724	6.98%	272,960	13,819	6.77%
Total loans	1,483,848	73,501	6.62%	1,425,879	68,618	6.43%
Federal funds sold and
other short-term investments	17,302	650	5.03%	14,416	517	4.79%
Taxable debt securities	604,303	23,196	5.13%	727,175	25,553	4.70%
Nontaxable debt securities	76,578	3,238	5.65%	39,254	1,697	5.78%
Corporate stocks and FHLB stock	42,796	2,310	7.21%	49,723	2,393	6.44%
Total securities	740,979	29,394	5.30%	830,568	30,160	4.86%
Total interest-earning assets	2,224,827	102,895	6.18%	2,256,447	98,778	5.85%
Non interest-earning assets	163,803			155,006
Total assets	$2,388,630			$2,411,453
Liabilities and Shareholders’ Equity:
NOW accounts	$168,217	$202	0.16%	$174,156	$225	0.17%
Money market accounts	295,876	8,630	3.90%	247,979	6,026	3.25%
Savings deposits	198,845	2,017	1.36%	197,035	888	0.60%
Time deposits	828,976	28,483	4.59%	863,831	26,733	4.14%
FHLB advances	468,956	15,323	4.37%	527,108	16,115	4.09%
Junior subordinated debentures	22,681	1,014	5.98%	22,681	1,014	5.98%
Other borrowed funds	21,521	730	4.53%	7,331	256	4.67%
Total interest-bearing liabilities	2,005,072	56,399	3.76%	2,040,121	51,257	3.36%
Demand deposits	177,713			185,088
Other liabilities	31,072			22,517
Shareholders’ equity	174,773			163,727
Total liabilities and shareholders’ equity	$2,388,630			$2,411,453
Net interest income (FTE)		$46,496			$47,521
Interest rate spread			2.42%			2.49%
Net interest margin			2.79%			2.82%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,	2007	2006
Commercial and other loans	$121	$161
Nontaxable debt securities	1,030	593
Corporate stocks	238	269

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			(As Restated) Nine months ended
	September 30, 2007 vs. 2006			September 30, 2007 vs. 2006
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg	Volume	Rate	Net Chg
Interest on interest-earning assets:
Residential real estate loans	$(55)	$345	$290	$(32)	$998	$966
Commercial and other loans	1,358	(145)	1,213	2,884	128	3,012
Consumer loans	62	28	90	471	434	905
Federal funds sold and other short-term investments	16	7	23	107	26	133
Taxable debt securities	(1,581)	653	(928)	(4,563)	2,206	(2,357)
Nontaxable debt securities	539	(16)	523	1,580	(39)	1,541
Corporate stocks and FHLB stock	(157)	(384)	(541)	(354)	271	(83)
Total interest income	182	488	670	93	4,024	4,117
Interest on interest-bearing liabilities:
NOW accounts	(4)	(4)	(8)	(9)	(14)	(23)
Money market accounts	177	189	366	1,279	1,325	2,604
Savings deposits	5	314	319	9	1,120	1,129
Time deposits	(579)	569	(10)	(1,101)	2,851	1,750
FHLB advances	(124)	356	232	(1,851)	1,059	(792)
Junior subordinated debentures	–	–	–	–	–	–
Other borrowed funds	206	(4)	202	482	(8)	474
Total interest expense	(319)	1,420	1,101	(1,191)	6,333	5,142
Net interest income	$501	$(932)	$(431)	$1,284	$(2,309)	$(1,025)

Provision and Allowance for Loan Losses
The Corporation’s loan loss provision charged to earnings amounted to $300 thousand and $900 thousand for the three and nine months ended September 30, 2007, respectively, consistent with the amounts recorded in 2006.  The allowance for loan losses was $19.5 million, or 1.29% of total loans, at September 30, 2007, compared to $18.6 million, or 1.31%, at September 30, 2006.  See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  Noninterest income as a percent of total revenues (net interest income plus noninterest income) increased from 40.5% in the third quarter of 2006 to 43.6% in the third quarter of 2007.  Total noninterest income for the third quarter of 2007 increased $1.1 million, or 9.9%, from the same quarter a year ago.  For the nine months ended September 30, 2007, total noninterest income increased $2.5 million, or 7.8%, from the comparable 2006 period.

The following table presents a noninterest income comparison for the three and nine months ended September 30, 2007 and 2006:

(Dollars in thousands)	Three Months				Nine Months
			$	%			$	%
Periods ended September 30	2007	2006	Chg	Chg	2007	2006	Chg	Chg
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$5,336	$4,727	$609	13%	$15,626	$14,036	$1,590	11%
Mutual fund fees	1,386	1,229	157	13%	4,000	3,573	427	12%
Financial planning, commissions and other service fees	456	509	(53)	(10%)	1,915	2,033	(118)	(6%)
Wealth management services	7,178	6,465	713	11%	21,541	19,642	1,899	10%
Service charges on deposit accounts	1,214	1,312	(98)	(8%)	3,559	3,667	(108)	(3%)
Merchant processing fees	2,252	2,125	127	6%	5,285	4,828	457	10%
Income from BOLI	376	389	(13)	(3%)	1,166	1,014	152	15%
Net gains on loan sales and commissions
on loans originated for others	431	417	14	3%	1,205	1,029	176	17%
Other income	399	440	(41)	(9%)	1,129	1,111	18	2%
Subtotal	11,850	11,148	702	6%	33,885	31,291	2,594	8%
Net realized (losses) gains on securities (1)	–	(365)	365	(100%)	336	459	(123)	(27%)
Total noninterest income (1)	$11,850	$10,783	$1,067	10%	$34,221	$31,750	$2,471	8%

(1)
Net realized (losses) gains on sales of securities and total noninterest income for the nine months ended September 30, 2007 reflects the restatement of second quarter 2007 results.  Reference is made to Note 1 and Note 3 of the Consolidated Financial Statements.

Wealth management revenues for the three and nine months ended September 30, 2007 increased by 11.0% and 9.7%, respectively, over the same periods in 2006.  Revenue from wealth management services is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets.  Assets under administration totaled $4.113 billion at September 30, 2007, up $418.1 million, or 11.3%, during the nine months ended September 30, 2007 and up $562.0 million, or 15.8%, from September 30, 2006.  Financial market appreciation as well as successful business development efforts and customer cash flows contributed to the growth.  The following table presents the changes in wealth management assets under administration for the three and nine month periods ended September 30, 2007:

(Dollars in thousands)	Three Months	Nine Months

Periods ended September 30,	2007	2007
Balance at the beginning of period	$3,948,390	$3,694,813
Net market appreciation and income	122,424	284,149
Net customer cash flows	42,104	133,956
Balance at the end of period	$4,112,918	$4,112,918

Merchant processing fees for the three and nine months ended September 30, 2007 increased 6.0% and 9.5%, respectively, from the corresponding periods a year ago due to increases in the volume of transactions processed for existing and new customers.  Merchant processing fees represent charges to merchants for credit card transactions processed.

Included in noninterest income were net realized gains on sales of securities of $336 thousand and $459 thousand, respectively, for the nine month periods ended September 30, 2007 and 2006.  These amounts included $397 thousand and $381 thousand of gains recognized in the second quarter of 2007 and 2006, respectively, resulting from the Corporation’s annual contribution of appreciated equity securities to the Corporation’s charitable foundation in 2007 and 2006, respectively.  The cost of the annual contributions, which was included in noninterest expenses, amounted to $520 thousand and $513 thousand for the second quarter of 2007 and 2006, respectively.  Net realized securities gains of $195 thousand were recognized in the second quarter of 2007 from certain debt and equity securities that were called prior to maturity by the issuers.  In addition, sales of debt and equity securities in the second quarter of 2007 resulted in net realized losses of $256 thousand.  See Note 1 and Note 3 to the Consolidated Financial Statements for additional discussion on sales of securities and the restatement.

Noninterest Expense
Noninterest expenses amounted to $17.3 million for the third quarter of 2007, up $701 thousand, or 4.2%, from the same quarter a year ago.  For the nine months ended September 30, 2007, noninterest expense totaled $52.2 million, up $2.6 million, or 5.2%.  During the first quarter of 2007, the Corporation prepaid $26.5 million in higher cost advances from FHLBB, resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $1.1 million.  The source of funds for the paydowns was maturities of investments as well as other borrowings.  Excluding debt prepayment penalty expense, noninterest expenses increased $1.5 million, or 3.1%, over the same nine-month period last year.

The following table presents a noninterest expense comparison for the three and nine months ended September 30, 2007 and 2006:

(Dollars in thousands)	Three Months				Nine Months
			$	%			$	%
Periods ended September 30,	2007	2006	Chg	Chg	2007	2006	Chg	Chg
Noninterest expense:
Salaries and employee benefits	$10,098	$9,651	$447	5%	$30,195	$29,100	$1,095	4%
Net occupancy	1,021	934	87	9%	3,076	2,906	170	6%
Equipment	871	872	(1)	–	2,564	2,552	12	1%
Merchant processing costs	1,916	1,796	120	7%	4,493	4,090	403	10%
Outsourced services	556	490	66	14%	1,610	1,504	106	7%
Advertising and promotion	466	371	95	26%	1,467	1,489	(22)	(2%)
Legal, audit and professional fees	444	563	(119)	(21%)	1,298	1,342	(44)	(3%)
Amortization of intangibles	341	398	(57)	(14%)	1,057	1,209	(152)	(13%)
Debt prepayment penalties	–	–	–	–	1,067	–	1,067	100%
Other (1)	1,599	1,536	63	4%	5,354	5,403	(49)	(1%)
Total noninterest expense (1)	$17,312	$16,611	$701	4%	$52,181	$49,595	$2,586	5%

(1)
Other and total noninterest expense for the nine months ended September 30, 2007 reflects the restatement of second quarter 2007 results.  Reference is made to Note 1 and Note 3 of the Consolidated Financial Statements.

Salaries and employee benefit expense, the largest component of noninterest expense, totaled $10.1 million and $30.2 million, respectively, for the three and nine months ended September 30, 2007, up $447 thousand and $1.1 million, respectively, from the same periods in 2006.  The increase was primarily attributable to increases in salaries and wages and performance-based compensation plans.

Merchant processing costs for the three and nine months ended September 30, 2007 increased $120 thousand and $403 thousand from the comparable periods in 2006 due to increases in the volume of transactions processed for existing and new customers.  Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.

Legal, audit and professional fees for the three months ended September 30, 2007 decreased $119 thousand, or 21.1%, from the same period last year primarily due to decreased consulting expenses.

Debt prepayment penalty expense, resulting from the first quarter 2007 prepayment of $26.5 million in higher cost advances from the FHLBB, amounted to $1.1 million for the nine months ended September 30, 2007.

Income Taxes
Income tax expense amounted to $3.0 million and $8.2 million, respectively, for the three and nine months ended September 30, 2007 as compared to $3.2 million and $8.9 million, respectively for the same periods in 2006.  The Corporation’s effective tax rate for the three and nine months ended September 30, 2007 was 31.3% and 31.4%, respectively, down slightly from 32.5% and 32.2%, respectively, for the same periods in 2006, primarily due to higher average balances in nontaxable state and municipal debt obligations.  These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
Total assets amounted to $2.432 billion at September 30, 2007, up $32.6 million from December 31, 2006, with total loans increasing by $54.5 million and the investment securities portfolio decreasing by $15.1 million.  Total liabilities were up $27.8 million during the nine months ended September 30, 2007, with other borrowings increasing by $21.7 million, FHLB advances increasing by $27.7 million and total deposits decreasing by $22.1 million.  Shareholders’ equity totaled $177.9 million at September 30, 2007, compared to $173.1 million at December 31, 2006.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.  At September 30, 2007 the securities portfolio totaled $688.7 million, down $15.1 million from December 31, 2006 due to sales and maturities.  Included in the investment securities portfolio at September 30, 2007 were mortgage-backed securities with a fair value of $366.0 million.  All of the Corporation’s mortgage-backed securities are issued by U.S. Government sponsored agencies.  See Note 1 and Note 3 to the Consolidated Financial Statements for additional discussion on sales of securities and the restatement.

The net unrealized losses on securities available for sale amounted to $3.1 million at September 30, 2007.  At December 31, 2006 net unrealized losses on securities available for sale and held to maturity amounted to $1.7 million.  The increase in unrealized losses for the nine months ended September 30, 2007 was primarily attributable to the effect an increase in the intermediate to long term rates had on the Corporation’s securities portfolio.  See Note 3 to the Consolidated Financial Statements for detail of unrealized gains and losses on securities.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances.  As of September 30, 2007 and 2006, the Corporation’s investment in FHLB stock totaled $28.7 million.

Loans
Total loans grew by $54.5 million, or 3.7%, in the nine months ended September 30, 2007 and amounted to $1.5 billion.  Commercial loans increased $62.6 million, or 10.7%, during the first nine months of 2007.  Consumer loan demand continued to be very modest increasing by $1.7 million, or 0.6%, from the balance at December 31, 2006.  Residential loans have declined by $9.9 million, or 1.7%, during the nine months ended September 30, 2007.

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

At September 30, 2007, the allowance for loan losses was $19.5 million, or 1.29% of total loans, and 728% of total nonaccrual loans.  This compares with an allowance of $18.9 million, or 1.29% of total loans, and 694% of nonaccrual loans at December 31, 2006.  Loan charge-offs, net of recoveries, amounted to $322 thousand and $173 thousand, respectively, for the nine months ended September 30, 2007 and 2006.

Nonperforming Assets
Nonperforming assets are summarized in the following table:

(Dollars in thousands)	September 30,	December 31,
	2007	2006
Nonaccrual loans 90 days or more past due	$1,725	$1,470
Nonaccrual loans less than 90 days past due	948	1,253
Total nonaccrual loans	2,673	2,723
Other real estate owned, net	–	–
Total nonperforming assets	$2,673	$2,723
Nonaccrual loans as a percentage of total loans	0.18%	0.19%
Nonperforming assets as a percentage of total assets	0.11%	0.11%
Allowance for loan losses to nonaccrual loans	728.47%	693.87%
Allowance for loan losses to total loans	1.29%	1.29%

There were no accruing loans 90 days or more past due at September 30, 2007 or December 31, 2006.

Impaired loans consist of all nonaccrual commercial loans.  At September 30, 2007, the recorded investment in impaired loans was $1.7 million, which had a related allowance of $9 thousand.  Also during the nine months ended September 30, 2007, interest income recognized on impaired loans amounted to approximately $374 thousand.  Interest income on impaired loans is recognized on a cash basis only.

The following is an analysis of nonaccrual loans by loan category:

(Dollars in thousands)	September 30,	December 31,
	2007	2006
Residential real estate	$731	$721
Commercial:
Mortgages	1,099	981
Construction and development	–	–
Other	581	831
Consumer	262	190
Total nonaccrual loans	$2,673	$2,723

Total 30 day+ delinquencies amounted to $5.9 million, or 0.39% of total loans, at September 30, 2007, compared to $7.2 million, or 0.49% of total loans, at December 31, 2006, and $4.0 million, or 0.28% of total loans, at September 30, 2006.  The Corporation has never offered a sub-prime or Alt-A residential mortgage loan program.  Total residential mortgage and consumer loan 30 day+ delinquencies amounted to $3.6 million, or 0.42% of these loans, at September 30, 2007, compared to $1.4 million, or 0.16% of these loans, at December 31, 2006.  Total 90 day+ delinquencies in the residential mortgage and consumer loans portfolios amounted to $302 thousand (one loan) and $76 thousand (two loans), respectively, as of September 30, 2007.

Deposits
Deposits totaled $1.656 billion at September 30, 2007, down $22.1 million, or 1.3%, from December 31, 2006.  Excluding brokered certificates of deposit, in-market deposits were up $23.5 million, or 1.6%, during the nine months ended September 30, 2007.

In the first nine months of 2007, demand deposits decreased $3.7 million, or 2.0%, NOW account balances were down $3.1 million, or 1.8%, savings deposits declined $16.8 million, or 8.2%, and money market account balances increased $25.3 million, or 8.8%.  Time deposits (including brokered certificates of deposit) were down $23.7 million, or 2.9%, from the balance at December 31, 2006.  The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources.  Brokered time deposits amounted to $130.0 million at September 30, 2007, down $45.6 million, or 26.0%, from December 31, 2006. Excluding the brokered time deposits, time deposits rose $21.9 million, or 3.4%, in the first nine months of 2007 due mainly to growth in consumer and commercial certificates of deposit.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy.  FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLB advances increased $27.7 million during the nine months ended September 30, 2007.  See Note 8 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits.  Deposits (demand, NOW, money market, savings and time deposits) funded approximately 70% of total average assets in the first nine months of 2007.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during the first nine months of 2007.

For the nine months ended September 30, 2007, net cash provided by financing activities amounted to $16.7 million.  In the first quarter of 2007, $19.5 million in securities sold under repurchase agreements were executed and $26.5 million in FHLB advances were prepaid.  See additional discussion on borrowings in the Condensed Notes to Consolidated Financial Statements.  Net cash used in investing activities totaled $53.9 million for the nine months ended September 30, 2007 and was used primarily to fund loan growth.  Net cash provided by operating activities amounted to $20.3 million for the nine months ended September 30, 2007, and was generated primarily by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $177.9 million at September 30, 2007, up $4.8 million since December 31, 2006.  The increase in retained earnings reflects the Corporation’s net income of $18.0 million offset in part by dividends declared of $8.0 million.  The dividend represented a $0.20 per share dividend, an increase from the $0.19 per share rate paid throughout 2006, making 2007 the fifteenth consecutive year with a dividend increase.  Under the Corporation’s 2006 Stock Repurchase Plan, 185,400 shares were repurchased at a total cost of $4.8 million during the nine months ended September 30, 2007.

The ratio of total equity to total assets amounted to 7.3% at September 30, 2007, up from 7.2% at December 31, 2006.  Book value per share as of September 30, 2007 and December 31, 2006 amounted to $13.33 and $12.89, respectively.  The tangible book value per share was $8.66 at September 30, 2007, compared to $8.61 at the end of 2006.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligation and other commitments at September 30, 2007.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$502,265	$147,282	$175,822	$116,699	$62,462
Junior subordinated debentures	22,681	–	–	–	22,681
Operating lease obligations	5,231	1,068	1,817	1,001	1,345
Software licensing arrangements	1,405	947	362	96	–
Treasury, tax and loan demand note	6,742	6,742	–	–	–
Deferred acquisition obligations	9,772	7,887	1,885	–	–
Other borrowed funds	19,889	27	61	19,572	229
Total contractual obligations	$567,985	$163,953	$179,947	$137,368	$86,717

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$151,229	$82,182	$31,831	$8,087	$29,129
Home equity lines	179,300	425	4,394	6,769	167,712
Other loans	26,814	24,338	1,784	692	–
Standby letters of credit	8,941	8,841	100	–	–
Forward loan commitments to:
Originate loans	2,870	2,870	–	–	–
Sell loans	4,966	4,966	–	–	–
Total commitments	$374,120	$123,622	$38,109	$15,548	$196,841

See additional discussion in Note 10 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

Off-Balance Sheet Arrangements
For the nine months ended September 30, 2007, Washington Trust engaged in no off-balance sheet transactions reasonably likely to have a material effect on the consolidated financial condition.

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

The ALCO manages the Corporation’s interest rate risk using income simulation to measure interest rate risk inherent in the Corporation’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, the month 13 to month 24 horizon and a 60-month horizon.  The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost core savings to higher-cost time deposits in selected interest rate scenarios.  Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.  The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2007 and December 31, 2006, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of September 30, 2007 and December 31, 2006.  Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2007		December 31, 2006
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-2.53%	-2.83%	-1.63%	-2.47%
100 basis point rate increase	-1.67%	-5.42%	-1.18%	-5.03%
200 basis point rate increase	-1.12%	-8.63%	-0.78%	-8.01%

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

The moderately neutral exposure of net interest income to rising rates in Year 1 as compared to an unchanged rate scenario results from a relative balance between anticipated increases in asset yields and funding costs over the near term.  For simulation purposes, core savings deposit rate changes are anticipated to lag other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in mix from low-cost core savings deposits to higher-cost deposit categories, which has characterized a shift in funding mix during the most recent rising interest rate cycle.  This shift begins to affect net interest income exposure to rising rates in Year 1 and continues into Year 2 of rising simulations.

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2007 and December 31, 2006 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and government-sponsored agency securities (noncallable) (as restated)	$2,467	$(4,543)
U.S. government-sponsored agency securities (callable) (as restated)	466	(4,689)
States and political subdivision (as restated)	5,287	(12,615)
Mortgage-backed securities (as restated)	8,318	(23,300)
Corporate securities	252	(514)
Total change in market value as of September 30, 2007 (as restated)	$16,790	$(45,661)

Total change in market value as of December 31, 2006	$11,567	$(29,447)

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

ITEM 4.  Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended September 30, 2007.  Based upon that evaluation, the Corporation’s principal executive officer and principal financial and accounting officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.  There has been no change in our internal control over financial reporting during the period ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended September 30, 2007 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the 2006 Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), the Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), and the Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”).

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				N/A
7/1/2007 to 7/31/2007	627	$24.27	627	N/A
8/1/2007 to 8/31/2007	216	26.03	216	N/A
9/1/2007 to 9/30/2007	225	26.33	225	N/A
Total Deferred Compensation Plan	1,068	$25.06	1,068	N/A

2006 Stock Repurchase Plan (2)
Balance at beginning of period				250,300
7/1/2007 to 7/31/2007	–	–	–	250,300
8/1/2007 to 8/31/2007	21,200	$25.93	21,200	229,100
9/1/2007 to 9/30/2007	14,500	25.61	14,500	214,600
Total 2006 Stock Repurchase Plan	35,700	$25.80	35,700	214,600

Other (3)
Balance at beginning of period				N/A
7/1/2007 to 7/31/2007	23	$18.25	23	N/A
8/1/2007 to 8/31/2007	6,204	18.92	6,204	N/A
9/1/2007 to 9/30/2007	5,081	18.25	5,081	N/A
Total Other	11,308	$18.62	11,308	N/A
Total Purchases of Equity Securities	48,076	$24.09	48,076

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
3.1
Amended and Restated By-Laws of Washington Trust Bancorp Inc. - Filed as Exhibit 3.1 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 24, 2007 (1)

15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)
Not filed herewith.  In accordance with Rule12b-32 promulgated pursuant to the Exchange Act, reference is made to the documents previously filed with the SEC, which are incorporated by reference herein.

(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: November 9, 2007	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 9, 2007	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
3.1
Amended and Restated By-Laws of Washington Trust Bancorp Inc. - Filed as Exhibit 3.1 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 24, 2007 (1)

15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)
Not filed herewith.  In accordance with Rule12b-32 promulgated pursuant to the Exchange Act, reference is made to the documents previously filed with the SEC, which are incorporated by reference herein.

(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.