Form 10-Q/A
period 2007-03-31
WASHINGTON TRUST BANCORP INC
filed 2007-11-20
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1 to)

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
☒ Yes          ☐  No

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
☐ Yes         ☒   No

The number of shares of common stock of the registrant outstanding as of May 3, 2007 was 13,356,244.

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on May 9, 2007 (the “Original Filing”), to add a subsequent event footnote to disclose certain second quarter 2007 investment securities transactions in the Condensed Notes to Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q/A.

In the Condensed Notes to Consolidated Financial Statements in Item 1 Part I, we added the following new Note 16:

“Based on our assessment of the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), on April 12, 2007 we decided to implement early adoption of SFAS No. 159.  In connection with this, we selected the fair value option for certain U.S. Government sponsored agency and mortgage-backed securities with lower coupons and slower prepayment characteristics in the held to maturity portfolio totaling approximately $61.9 million.  A portfolio restructuring plan was also undertaken to reduce interest rate risk and improve net interest margin, which included the sale of these securities.  On Friday April 13, 2007 we executed sale trades for these held to maturity securities.  At the time of the sales transactions the historical amortized cost basis of the sold securities exceeded the total sales price by $1.7 million.  On Monday April 16, 2007 additional information became available regarding clarifications of the interpretation of the application of SFAS No. 159 by applicable regulatory and accounting industry bodies that led us to conclude that the application of SFAS No. 159 to our transactions might be inconsistent with the intent and spirit of SFAS No. 159.  Consequently, we decided not to early-adopt SFAS No. 159.

As a result, in April 2007 we recognized a realized securities loss of $1.7 million and the remaining held to maturity portfolio was reclassified to the available for sale category.  This reclassification has been recognized as of April 13, 2007.  The Corporation will not be able to classify securities in the held to maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.”

We have also added a cross-reference to this Note 16 in Note 2 to the Consolidated Financial Statements.

We have not modified or updated disclosures presented in the Original Filing in this Form 10-Q/A.  Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Original Filing on May 9, 2007 or modify or update those disclosures affected by subsequent events or discoveries.  Information not affected by this disclosure is unchanged and reflects the disclosures made at the time of the Original Filing on May 9, 2007.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings that we have made with the SEC subsequent to the filing of the Original Filing, which include our Form 10-Q for the quarterly period ended June 30, 2007, as amended, and our Current Reports on Form 8-K.

We have only amended disclosures presented in the Original Filing as required to reflect the matters described above and accordingly, have amended only the following items:

•	Part I—Item 1—Financial Statements
•	Part II—Item 6—Exhibits

The other items of the Original Filing have not been amended and, accordingly, have not been repeated in this Form 10-Q/A.

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

FORM 10-Q/A
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended March 31, 2007

Page
Number

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
March 31, 2007 and December 31, 2006	3

Consolidated Statements of Income
Three Months Ended March 31, 2007 and 2006	4

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2007 and 2006	5

Condensed Notes to Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	19

PART II. Other Information

Item 6. Exhibits	20

Signatures	21

Exhibit 15.1 Letter re: Unaudited Interim Financial Information

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS	Unaudited
	March 31,	December 31,
	2007	2006
Assets:
Cash and due from banks	$30,058	$54,337
Federal funds sold	29,625	16,425
Other short term investments	683	1,147
Mortgage loans held for sale	2,122	2,148
Securities:
Available for sale, at fair value; amortized cost $540,650 in 2007 and $525,966 in 2006	541,942	526,396
Held to maturity, at cost; fair value $162,974 in 2007 and $175,369 in 2006	164,464	177,455
Total securities	706,406	703,851
Federal Home Loan Bank stock, at cost	28,727	28,727
Loans:
Commercial and other	599,170	587,397
Residential real estate	589,565	588,671
Consumer	281,465	283,918
Total loans	1,470,200	1,459,986
Less allowance for loan losses	19,360	18,894
Net loans	1,450,840	1,441,092
Premises and equipment, net	24,603	24,307
Accrued interest receivable	11,572	11,268
Investment in bank-owned life insurance	40,161	39,770
Goodwill	44,558	44,558
Identifiable intangible assets, net	12,448	12,816
Other assets	18,159	18,719
Total assets	$2,399,962	$2,399,165
Liabilities:
Deposits:
Demand deposits	$175,010	$186,533
NOW accounts	176,006	175,479
Money market accounts	290,273	286,998
Savings accounts	204,465	205,998
Time deposits	837,838	822,989
Total deposits	1,683,592	1,677,997
Dividends payable	2,682	2,556
Federal Home Loan Bank advances	457,145	474,561
Junior subordinated debentures	22,681	22,681
Other borrowings	25,792	14,684
Accrued expenses and other liabilities	32,543	33,630
Total liabilities	2,224,435	2,226,109
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 13,492,110 in 2007 and 2006	843	843
Paid-in capital	35,697	35,893
Retained earnings	144,841	141,548
Accumulated other comprehensive loss	(2,876)	(3,515)
Treasury stock, at cost; 109,575 shares in 2007 and 62,432 shares in 2006	(2,978)	(1,713)
Total shareholders’ equity	175,527	173,056
Total liabilities and shareholders’ equity	$2,399,962	$2,399,165

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	Unaudited
Three months ended March 31,	2007	2006
Interest income:
Interest and fees on loans	$23,934	$21,897
Interest on securities:
Taxable	7,792	8,412
Nontaxable	668	328
Dividends on corporate stock and Federal Home Loan Bank stock	718	677
Interest on federal funds sold and other short-term investments	191	115
Total interest income	33,303	31,429
Interest expense:
Deposits	12,977	10,238
Federal Home Loan Bank advances	4,968	5,359
Junior subordinated debentures	338	338
Other	150	79
Total interest expense	18,433	16,014
Net interest income	14,870	15,415
Provision for loan losses	300	300
Net interest income after provision for loan losses	14,570	15,115
Noninterest income:
Wealth management services
Trust and investment advisory fees	5,038	4,627
Mutual fund fees	1,262	1,130
Financial planning, commissions and other service fees	570	683
Wealth management services	6,870	6,440
Service charges on deposit accounts	1,125	1,119
Merchant processing fees	1,204	1,047
Income from bank-owned life insurance	391	279
Net gains on loan sales and commissions on loans originated for others	264	276
Net realized gains on sales of securities	1,036	59
Other income	358	300
Total noninterest income	11,248	9,520
Noninterest expense:
Salaries and employee benefits	9,812	9,619
Net occupancy	1,017	954
Equipment	832	799
Merchant processing costs	1,019	887
Outsourced services	519	518
Advertising and promotion	429	437
Legal, audit and professional fees	450	376
Amortization of intangibles	368	405
Debt prepayment penalties	1,067	–
Other	1,596	1,709
Total noninterest expense	17,109	15,704
Income before income taxes	8,709	8,931
Income tax expense	2,734	2,858
Net income	$5,975	$6,073

Weighted average shares outstanding - basic	13,412.1	13,386.8
Weighted average shares outstanding - diluted	13,723.0	13,698.6
Per share information: Basic earnings per share	$0.45	$0.45
Diluted earnings per share	$0.44	$0.44
Cash dividends declared per share	$0.20	$0.19

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS
		(Unaudited)
	Three months ended March 31,	2007	2006
	Cash flows from operating activities:
	Net income	$5,975	$6,073
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	300	300
	Depreciation of premises and equipment	728	729
	Loss on disposal of premises and equipment	21	–
	Net amortization of premium and discount	204	416
	Net amortization of intangibles	368	405
	Share-based compensation	171	181
	Earnings from bank-owned life insurance	(391)	(279)
	Net gains on loan sales	(264)	(276)
	Net realized gains on sales of securities	(1,036)	(59)
	Proceeds from sales of loans	11,364	6,819
	Loans originated for sale	(11,201)	(8,364)
	Increase in accrued interest receivable, excluding purchased interest	(295)	(567)
	Decrease (increase) in other assets	266	(681)
	(Decrease) increase in accrued expenses and other liabilities	(1,018)	761
	Other, net	–	6
	Net cash provided by operating activities	5,192	5,464
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(17,065)	(12,851)
	Other investment securities available for sale	(15,873)	(18,608)
	Other investment securities held to maturity	(10,302)	(6,141)
Proceeds from sale of:	Other investment securities available for sale	2,001	193
Maturities and principal payments of:	Mortgage-backed securities available for sale	14,177	23,787
	Other investment securities available for sale	2,982	–
	Mortgage-backed securities held to maturity	2,980	4,291
	Other investment securities held to maturity	20,265	1,335
	Net increase in loans	(8,339)	(349)
	Purchases of loans, including purchased interest	(1,630)	(16,616)
	Purchases of premises and equipment	(1,045)	(1,098)
	Net cash used in investing activities	(11,849)	(26,057)
	Cash flows from financing activities:
	Net increase in deposits	5,595	21,363
	Net increase (decrease) in other borrowings	11,108	(3,666)
	Proceeds from Federal Home Loan Bank advances	170,400	160,204
	Repayment of Federal Home Loan Bank advances	(187,805)	(149,463)
	Purchases of treasury stock, including deferred compensation plan activity	(1,930)	(69)
	Proceeds from the issuance of common stock under dividend reinvestment plan	–	313
	Proceeds from the exercise of share options	113	530
	Tax benefit from share option exercises	189	201
	Cash dividends paid	(2,556)	(2,408)
	Net cash (used in) provided by financing activities	(4,886)	27,005
	Net (decrease) increase in cash and cash equivalents	(11,543)	6,412
	Cash and cash equivalents at beginning of year	71,909	66,163
	Cash and cash equivalents at end of period	$60,366	$72,575

	Noncash Investing and Financing Activities: Loans charged off	$25	$38
Supplemental Disclosures:	Interest payments	18,393	14,727
	Income tax payments	125	240

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities – Including an amendment to FASB No. 115”.  This Statement permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (i) may be applied instrument-by-instrument with certain exceptions, (ii) is irrevocable (unless a new election date occurs) and (iii) is applied only to entire instruments and not to portions of instruments.  This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Instruments.”  Retrospective application is allowed for early adopters, prohibited for others.  The choice to adopt early must be made within 120 days of the beginning of the fiscal year of adoption, provided the entity has not yet issued financial statements.  This Statement permits application to eligible items existing at the effective date (or early adoption date).  The Corporation is currently evaluating the impact that SFAS No. 159 will have on its consolidated financial statements.  See further discussion on SFAS No. 159 in Note 16.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2007
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$164,394	$846	$(551)	$164,689
Mortgage-backed securities	300,793	1,085	(4,189)	297,689
Trust preferred securities	36,161	281	(151)	36,291
Corporate bonds	24,983	81	(20)	25,044
Corporate stocks	14,319	4,071	(161)	18,229
Total	540,650	6,364	(5,072)	541,942
December 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	157,383	778	(876)	157,285
Mortgage-backed securities	298,038	923	(5,174)	293,787
Trust preferred securities	30,571	208	(205)	30,574
Corporate bonds	24,998	83	(47)	25,034
Corporate stocks	14,976	4,915	(175)	19,716
Total	$525,966	$6,907	$(6,477)	$526,396

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
March 31, 2007
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$22,000	$–	$(246)	$21,754
Mortgage-backed securities	66,319	496	(1,351)	65,464
States and political subdivisions	76,145	108	(497)	75,756
Total	164,464	604	(2,094)	162,974
December 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	42,000	–	(422)	41,578
Mortgage-backed securities	69,340	440	(1,604)	68,176
States and political subdivisions	66,115	88	(588)	65,615
Total	$177,455	$528	$(2,614)	$175,369

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

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At March 31, 2007	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	6	$35,884	$82	13	$82,765	$715	19	$118,649	$797
Mortgage-backed securities	10	27,705	74	69	230,984	5,466	79	258,689	5,540
States and
political subdivisions	62	49,347	343	12	6,758	154	74	56,105	497
Trust preferred securities	–	–	–	6	13,896	151	6	13,896	151
Corporate bonds	3	11,148	8	1	3,002	12	4	14,150	20
Subtotal, debt securities	81	124,084	507	101	337,405	6,498	182	461,489	7,005
Corporate stocks	5	5,834	107	4	1,505	54	9	7,339	161
Total temporarily
impaired securities	86	$129,918	$614	105	$338,910	$6,552	191	$468,828	$7,166

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2006	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	8	$52,751	$211	14	$94,393	$1,087	22	$147,144	$1,298
Mortgage-backed securities	7	20,620	122	69	240,457	6,656	76	261,077	6,778
States and
political subdivisions	61	45,948	419	12	6,747	169	73	52,695	588
Trust preferred securities	–	–	–	7	14,840	205	7	14,840	205
Corporate bonds	2	6,130	34	1	3,006	13	3	9,136	47
Subtotal, debt securities	78	125,449	786	103	359,443	8,130	181	484,892	8,916
Corporate stocks	5	5,823	110	4	1,494	65	9	7,317	175
Total temporarily
impaired securities	83	$131,272	$896	107	$360,937	$8,195	190	$492,209	$9,091

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

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$271,817	18%	$282,019	19%
Construction and development (2)	33,092	2%	32,233	2%
Other (3)	294,261	21%	273,145	19%
Total commercial	599,170	41%	587,397	40%

Residential real estate:
Mortgages (4)	577,823	39%	577,522	40%
Homeowner construction	11,742	1%	11,149	–%
Total residential real estate	589,565	40%	588,671	40%

Consumer
Home equity lines	142,548	10%	145,676	10%
Home equity loans	94,521	6%	93,947	6%
Other	44,396	3%	44,295	4%
Total consumer	281,465	19%	283,918	20%
Total loans (5)	$1,470,200	100%	$1,459,986	100%

(1)	Amortizing mortgages, primarily secured by income producing property.
(2)	Loans for construction of residential and commercial properties and for land development.
(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(4)	A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 8 for additional discussion of FHLB borrowings).
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

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	March 31,	December 31,
	2007	2006
Treasury, Tax and Loan demand note balance	$2,121	$3,863
Deferred acquisition obligations	3,769	10,372
Securities sold under repurchase agreements	19,500	–
Other	402	449
Other borrowings	$25,792	$14,684

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Subsequent Event
Based on our assessment of the provisions of SFAS No. 159, on April 12, 2007 we decided to implement early adoption of SFAS No. 159.  In connection with this, we selected the fair value option for certain U.S. Government sponsored agency and mortgage-backed securities with lower coupons and slower prepayment characteristics in the held to maturity portfolio totaling approximately $61.9 million.  A portfolio restructuring plan was also undertaken to reduce interest rate risk and improve net interest margin, which included the sale of these securities.  On Friday April 13, 2007 we executed sale trades for these held to maturity securities.  At the time of the sales transactions the historical amortized cost basis of the sold securities exceeded the total sales price by $1.7 million.  On Monday April 16, 2007 additional information became available regarding clarifications of the interpretation of the application of SFAS No. 159 by applicable regulatory and accounting industry bodies that led us to conclude that the application of SFAS No. 159 to our transactions might be inconsistent with the intent and spirit of SFAS No. 159.  Consequently, we decided not to early-adopt SFAS No. 159.

As a result, in April 2007 we recognized a realized securities loss of $1.7 million and the remaining held to maturity portfolio was reclassified to the available for sale category.  This reclassification has been recognized as of April 13, 2007.  The Corporation will not be able to classify securities in the held to maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.

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

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of March 31, 2007, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2007 and 2006.  These consolidated financial statements are the responsibility of the Corporation’s management.

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

KPMG LLP

Providence, Rhode Island
May 7, 2007, except for Note 16 which is as of November 19, 2007

PART II
Other Information
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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: November 19, 2007	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 19, 2007	By:	/s/ David V. Devault
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