Form 10-Q/A
period 2007-06-30
WASHINGTON TRUST BANCORP INC
filed 2007-11-20
CIK 737468

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

EXPLANATORY NOTE

We are filing this Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2007 (the “Original Filing”), to restate our consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007.  Please refer to Note 1 of our consolidated financial statements for additional information relating to the restatement of our consolidated financial statements.

On October 30, 2007, we announced that we identified accounting errors related to sales of certain held to maturity investment securities conducted in the second quarter of 2007.  Based on our assessment of the provisions of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”), on April 12, 2007 we had decided to implement early adoption of SFAS No. 159.  In connection with this, we selected the fair value option for certain U.S. Government sponsored agency and mortgage-backed securities with lower coupons and slower prepayment characteristics in the held to maturity portfolio totaling approximately $61.9 million.  A portfolio restructuring plan was also undertaken to reduce interest rate risk and improve net interest margin, which included the sale of these securities.  On Friday April 13, 2007 we executed sale trades for these held to maturity securities.  At the time of the sales transactions the historical amortized cost basis of the sold securities exceeded the total sales price by $1.7 million.  On Monday April 16, 2007 additional information became available regarding clarifications of the interpretation of the application of SFAS No. 159 by applicable regulatory and accounting industry bodies that led us to conclude that the application of SFAS No. 159 to our transactions might be inconsistent with the intent and spirit of SFAS No. 159.  Consequently, we decided not to early-adopt SFAS No. 159.

In connection with that decision, we were able to promptly execute purchase trade transactions for the identical securities prior to the sales settlement date for approximately $49.9 million of the $61.9 million total, with the intent that, in substance, the sale transaction would be offset for these securities.  The reacquired securities were retained in the held to maturity portfolio at the original pre-sale amortized cost and a $1.4 million loss on the sale of the reacquired securities was not recognized.  The sale and reacquisition of the $49.9 million in held to maturity securities as well as certain other investing and financing transactions conducted in connection with the portfolio restructuring strategy were similarly treated in an offset manner and these transaction amounts were incorrectly omitted from the consolidated statement of cash flows for the period ended June 30, 2007; the correction for these other investing and financing transactions had no effect on net income.  For the reacquired securities, the reacquisition price exceeded the selling price by $153 thousand and an expense of this amount was recognized in other noninterest expense in the second quarter of 2007.  Also in the second quarter of 2007, a realized securities loss in the amount of $261 thousand was recognized on the securities that were sold but not reacquired.  We discussed the accounting treatment described above with KPMG LLP, our independent registered public accounting firm, in connection with its quarterly review process.

Based on a recent review of these transactions, in consultation with KPMG, we have determined that the offsetting of the April 13, 2007 sales and subsequent reacquisition of identical securities was incorrect and that the sale transactions should have been recognized with a $1.4 million realized securities loss and corresponding reduction in the carrying value of the reacquired securities.

Also, we have determined that the remaining held to maturity portfolio should have been reclassified to the available for sale category.  This reclassification has been recognized as of April 13, 2007.  Accordingly, the effect on the June 30, 2007 consolidated balance sheet was to reclassify the portfolio of held to maturity securities to the available for sale category, which resulted in a $1.6 million reduction in shareholders’ equity.  We will not be able to classify securities in the held to maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.

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

This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing on August 8, 2007 or modify or update those disclosures affected by subsequent events or discoveries.  Information not affected by this disclosure is unchanged and reflects the disclosures made at the time of the Original Filing on August 8, 2007.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings that we have made with the SEC subsequent to the filing of the Original Filing, which include our Current Reports on Form 8-K.

We have amended disclosures presented in the Original Filing as required to reflect the matters described above and accordingly, have amended only the following items:

•	Part I—Item 1—Financial Statements
•	Part I—Item 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations
•	Part I—Item 3—Quantitative and Qualitative Disclosures About Market Risk
•	Part II—Item 6—Exhibits

The other items of the Original Filing have not been amended and, accordingly, have not been repeated in this Form 10-Q/A.

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

FORM 10-Q/A
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended June 30, 2007

Page
Number

PART I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets
June 30, 2007 (as restated) and December 31, 2006	3

Consolidated Statements of Income
Three and Six Months Ended June 30, 2007 (as restated) and 2006	4

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2007 (as restated) and 2006	5

Condensed Notes to Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

PART II. Other Information

Item 6. Exhibits	39

Signatures	40

Exhibit 15.1 Letter re: Unaudited Interim Financial Information

Exhbit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhbit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS (Unaudited)
	As Restated
	June 30,	December 31,
	2007	2006
Assets:
Cash and due from banks	$36,942	$54,337
Federal funds sold	19,175	16,425
Other short-term investments	1,899	1,147
Mortgage loans held for sale	4,132	2,148
Securities:
Available for sale, at fair value; amortized cost $683,104 in 2007 and $525,966 in 2006	676,204	526,396
Held to maturity, at cost; fair value $175,369 in 2006	–	177,455
Total securities	676,204	703,851
Federal Home Loan Bank stock, at cost	28,727	28,727
Loans:
Commercial and other	622,988	587,397
Residential real estate	583,392	588,671
Consumer	282,794	283,918
Total loans	1,489,174	1,459,986
Less allowance for loan losses	19,327	18,894
Net loans	1,469,847	1,441,092
Premises and equipment, net	26,293	24,307
Accrued interest receivable	11,145	11,268
Investment in bank-owned life insurance	40,560	39,770
Goodwill	44,558	44,558
Identifiable intangible assets, net	12,100	12,816
Other assets	22,300	18,719
Total assets	$2,393,882	$2,399,165
Liabilities:
Deposits:
Demand deposits	$177,210	$186,533
NOW accounts	174,715	175,479
Money market accounts	290,046	286,998
Savings accounts	196,105	205,998
Time deposits	831,013	822,989
Total deposits	1,669,089	1,677,997
Dividends payable	2,667	2,556
Federal Home Loan Bank advances	468,827	474,561
Junior subordinated debentures	22,681	22,681
Other borrowings	27,574	14,684
Accrued expenses and other liabilities	31,856	33,630
Total liabilities	2,222,694	2,226,109
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 13,492,110 in 2007 and 2006	843	843
Paid-in capital	35,734	35,893
Retained earnings	147,657	141,548
Accumulated other comprehensive loss	(8,109)	(3,515)
Treasury stock, at cost; 186,972 shares in 2007 and 62,432 shares in 2006	(4,937)	(1,713)
Total shareholders’ equity	171,188	173,056
Total liabilities and shareholders’ equity	$2,393,882	$2,399,165

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)	except per share amounts)

	Three Months		Six Months
	As Restated		As Restated
Periods ended June 30,	2007	2006	2007	2006
Interest income:
Interest and fees on loans	$24,414	$23,130	$48,348	$45,027
Interest on securities:
Taxable	7,839	8,648	15,631	17,060
Nontaxable	759	371	1,427	699
Dividends on corporate stock and Federal Home Loan Bank stock	685	249	1,403	926
Interest on federal funds sold and other short-term investments	184	150	375	265
Total interest income	33,881	32,548	67,184	63,977
Interest expense:
Deposits	13,215	11,161	26,192	21,399
Federal Home Loan Bank advances	5,112	5,745	10,080	11,104
Junior subordinated debentures	338	338	676	676
Other	289	87	439	166
Total interest expense	18,954	17,331	37,387	33,345
Net interest income	14,927	15,217	29,797	30,632
Provision for loan losses	300	300	600	600
Net interest income after provision for loan losses	14,627	14,917	29,197	30,032
Noninterest income:
Wealth management services:
Trust and investment advisory fees	5,252	4,682	10,290	9,309
Mutual fund fees	1,352	1,214	2,614	2,344
Financial planning, commissions and other service fees	889	841	1,459	1,524
Wealth management services	7,493	6,737	14,363	13,177
Service charges on deposit accounts	1,220	1,236	2,345	2,355
Merchant processing fees	1,829	1,656	3,033	2,703
Income from bank-owned life insurance	399	346	790	625
Net gains on loan sales and commissions on loans originated for others	510	336	774	612
Net realized (losses) gains on securities	(700)	765	336	824
Other income	372	371	730	671
Total noninterest income	11,123	11,447	22,371	20,967
Noninterest expense:
Salaries and employee benefits	10,285	9,830	20,097	19,449
Net occupancy	1,038	1,018	2,055	1,972
Equipment	861	881	1,693	1,680
Merchant processing costs	1,558	1,407	2,577	2,294
Outsourced services	535	496	1,054	1,014
Advertising and promotion	572	681	1,001	1,118
Legal, audit and professional fees	404	403	854	779
Amortization of intangibles	348	406	716	811
Debt prepayment penalties	-	–	1,067	–
Other	2,159	2,158	3,755	3,867
Total noninterest expense	17,760	17,280	34,869	32,984
Income before income taxes	7,990	9,084	16,699	18,015
Income tax expense	2,508	2,907	5,242	5,765
Net income	$5,482	$6,177	$11,457	$12,250

Weighted average shares outstanding - basic	13,339.6	13,419.9	13,375.7	13,403.4
Weighted average shares outstanding - diluted	13,616.4	13,703.2	13,667.6	13,699.6
Per share information:
Basic earnings per share	$0.41	$0.46	$0.86	$0.91
Diluted earnings per share	$0.40	$0.45	$0.84	$0.89
Cash dividends declared per share	$0.20	$0.19	$0.40	$0.38

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
		As Restated
	Six months ended June 30,	2007	2006
	Cash flows from operating activities:
	Net income	$11,457	$12,250
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	600	600
	Depreciation of premises and equipment	1,464	1,513
	Loss on disposal of premises and equipment	23	–
	Net amortization of premium and discount	354	791
	Net amortization of intangibles	716	811
	Share-based compensation	323	360
	Non-cash charitable contribution	520	513
	Earnings from bank-owned life insurance	(790)	(625)
	Net gains on loan sales	(774)	(612)
	Net realized gains on sales of securities	(336)	(824)
	Proceeds from sales of loans	28,293	18,208
	Loans originated for sale	(29,811)	(18,646)
	Decrease (increase) in accrued interest receivable, excluding purchased interest	137	(51)
	Increase in other assets	(987)	(1,562)
	(Decrease) increase in accrued expenses and other liabilities	(1,635)	42
	Other, net	(2)	8
	Net cash provided by operating activities	9,552	12,776
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(113,649)	(23,854)
	Other investment securities available for sale	(33,896)	(41,868)
	Other investment securities held to maturity	(12,882)	(12,526)
Proceeds from sale of:	Mortgage-backed securities available for sale	47,938	–
	Other investment securities available for sale	9,438	706
	Mortgage-backed securities held to maturity	38,501	–
	Other investment securities held to maturity	21,698	–
Maturities and principal payments of:	Mortgage-backed securities available for sale	32,583	49,168
	Other investment securities available for sale	6,432	–
	Mortgage-backed securities held to maturity	3,191	8,965
	Other investment securities held to maturity	20,490	7,685
	Remittance of Federal Home Loan Bank stock	–	1,051
	Net increase in loans	(24,880)	(8,016)
	Purchases of loans, including purchased interest	(4,265)	(21,592)
	Purchases of premises and equipment	(3,473)	(2,037)
	Purchases of bank-owned life insurance	–	(8,000)
	Payment of deferred acquisition obligation	(6,720)	–
	Net cash used in investing activities	(19,494)	(50,318)
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(8,908)	31,541
	Net increase (decrease) in other borrowings	19,610	(2,601)
	Proceeds from Federal Home Loan Bank advances	391,719	338,104
	Repayment of Federal Home Loan Bank advances	(397,433)	(339,814)
	Purchases of treasury stock, including deferred compensation plan activity	(4,264)	(91)
	Proceeds from the issuance of common stock under dividend reinvestment plan	–	610
	Proceeds from the exercise of share options	320	523
	Tax benefit from share option exercises	242	241
	Cash dividends paid	(5,237)	(4,959)
	Net cash (used in) provided by financing activities	(3,951)	23,554
	Net decrease in cash and cash equivalents	(13,893)	(13,988)
	Cash and cash equivalents at beginning of year	71,909	66,163
	Cash and cash equivalents at end of period	$58,016	$52,175

	The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES		(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)		(Continued)

		As Restated
Six months ended June 30,		2007	2006
Noncash Investing and Financing Activities:
	Loans charged off	$370	$151
	Held to maturity securities transferred to available for sale	162,997	–
Supplemental Disclosures:	Interest payments	37,588	32,588
	Income tax payments	6,309	6,400

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On November 20, 2007, we filed an Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007, originally filed with the SEC on August 8, 2007, to restate our consolidated financial statements as of June 30, 2007 and for the three and six months ended June 30, 2007.

On October 30, 2007, we announced that we identified accounting errors related to sales of certain held to maturity investment securities conducted in the second quarter of 2007.  Based on our assessment of the provisions of SFAS No. 159, on April 12, 2007 we had decided to implement early adoption of SFAS No. 159.  In connection with this, we selected the fair value option for certain U.S. Government sponsored agency and mortgage-backed securities with lower coupons and slower prepayment characteristics in the held to maturity portfolio totaling approximately $61.9 million.  A portfolio restructuring plan was also undertaken to reduce interest rate risk and improve net interest margin, which included the sale of these securities.  On Friday April 13, 2007 we executed sale trades for these held to maturity securities.  At the time of the sales transactions the historical amortized cost basis of the sold securities exceeded the total sales price by $1.7 million.  On Monday April 16, 2007 additional information became available regarding clarifications of the interpretation of the application of SFAS No. 159 by applicable regulatory and accounting industry bodies that led us to conclude that the application of SFAS No. 159 to our transactions might be inconsistent with the intent and spirit of SFAS No. 159.  Consequently, we decided not to early-adopt SFAS No. 159.

In connection with that decision, we were able to promptly execute purchase trade transactions for the identical securities prior to the sales settlement date for approximately $49.9 million of the $61.9 million total, with the intent that, in substance, the sale transaction would be offset for these securities.  The reacquired securities were retained in the held to maturity portfolio at the original pre-sale amortized cost and a $1.4 million loss on the sale of the reacquired securities was not recognized.  The sale and reacquisition of the $49.9 million in held to maturity securities as well as certain other investing and financing transactions conducted in connection with the portfolio restructuring strategy were similarly treated in an offset manner and these transaction amounts were incorrectly omitted from the consolidated statement of cash flows for the period ended June 30, 2007; the correction for these other investing and financing transactions had no effect on net income.  For the reacquired securities, the reacquisition price exceeded the selling price by $153 thousand and an expense of this amount was recognized in other noninterest expense in the second quarter of 2007.  Also in the second quarter of 2007, a realized securities loss in the amount of $261 thousand was recognized on the securities that were sold but not reacquired.  We discussed the accounting treatment described above with KPMG LLP, our independent registered public accounting firm, in connection with its quarterly review process.

Based on a recent review of these transactions, in consultation with KPMG, we have determined that the offsetting of the April 13, 2007 sales and subsequent reacquisition of identical securities was incorrect and that the sale transactions should have been recognized with a $1.4 million realized securities loss and corresponding reduction in the carrying value of the reacquired securities.

Also, we have determined that the remaining held to maturity portfolio should have been reclassified to the available for sale category.  This reclassification has been recognized as of April 13, 2007.  Accordingly, the effect on the June 30, 2007 consolidated balance sheet was to reclassify the portfolio of held to maturity securities to the available for sale category, which resulted in a $1.6 million reduction in shareholders’ equity.  We will not be able to classify securities in the held to maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.

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
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(iii) is applied only to entire instruments and not to portions of instruments.  This Statement is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  Early adoption was permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elected to apply the provisions of SFAS No. 157, “Fair Value Instruments.”  Based on our assessment of the provisions of SFAS No. 159, on April 12, 2007 we had decided to implement early adoption of SFAS No. 159.  In connection with this, we selected the fair value option for certain U.S. Government sponsored agency and mortgage-backed securities with lower coupons and slower prepayment characteristics in the held to maturity portfolio totaling approximately $61.9 million.  A portfolio restructuring plan was also undertaken to reduce interest rate risk and improve net interest margin, which included the sale of these securities.  On Friday April 13, 2007 we executed sale trades for these held to maturity securities.  At the time of the sales transactions the historical amortized cost basis of the sold securities exceeded the total sales price by $1.7 million.  On Monday April 16, 2007 additional information became available regarding clarifications of the interpretation of the application of SFAS No. 159 by applicable regulatory and accounting industry bodies that led us to conclude that the application of SFAS No. 159 to our transactions might be inconsistent with the intent and spirit of SFAS No. 159.  Consequently, we decided not to early-adopt SFAS No. 159.  See further discussion in the Explanatory Note and in Note 3.

(3) Securities
Securities available for sale are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2007 (As Restated)
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$173,342	$19	$(1,124)	$172,237
Mortgage-backed securities issued by
U.S. government-sponsored agencies	357,164	857	(7,337)	350,684
States and political subdivisions	81,173	6	(1,966)	79,213
Trust preferred securities	33,317	206	(192)	33,331
Corporate bonds	24,968	33	(142)	24,859
Corporate stocks	13,140	3,063	(323)	15,880
Total	683,104	4,184	(11,084)	676,204
December 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	157,383	778	(876)	157,285
Mortgage-backed securities issued by
U.S. government-sponsored agencies	298,038	923	(5,174)	293,787
Trust preferred securities	30,571	208	(205)	30,574
Corporate bonds	24,998	83	(47)	25,034
Corporate stocks	14,976	4,915	(175)	19,716
Total	$525,966	$6,907	$(6,477)	$526,396

Securities held to maturity are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2006
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$42,000	$–	$(422)	$41,578
Mortgage-backed securities issued by
U.S. government-sponsored agencies	69,340	440	(1,604)	68,176
States and political subdivisions	66,115	88	(588)	65,615
Total	$177,455	$528	$(2,614)	$175,369

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In connection with a planned early adoption of SFAS No. 159, the Corporation sold twelve held to maturity debt securities with an amortized cost of $61.9 million on April 13, 2007.  The Corporation subsequently decided not to early-adopt SFAS No. 159 and realized securities losses of $1.7 million were recognized in the second quarter of 2007 (as restated).  In addition, the remaining held to maturity portfolio was reclassified to the available for sale category as of April 13, 2007.  The Corporation will not be able to classify securities in the held to maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.  See additional discussion regarding the restatement in the Explanatory Note and Note 1 to the Consolidated Financial Statements.

Securities available for sale with a fair value of $527.8 million and securities available for sale and held to maturity with a fair value of $557.4 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at June 30, 2007 and December 31, 2006, respectively.  In addition, securities available for sale with a fair value of $8.7 million and securities available for sale and held to maturity with a fair value of $9.6 million were collateralized for the discount window at the Federal Reserve Bank at June 30, 2007 and December 31, 2006, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $2.0 million and $2.1 million were designated in a rabbi trust for a nonqualified retirement plan at June 30, 2007 and December 31, 2006.  As of June 30, 2007, securities available for sale with a fair value of $20.8 million were pledged as collateral to secure securities sold under agreements to repurchase.

At June 30, 2007 and December 31, 2006, the securities portfolio included $6.9 million (as restated) and $1.7 million of net pretax unrealized losses, respectively.  Included in these net amounts were gross unrealized losses amounting to $11.1 million (as restated) and $9.1 million at June 30, 2007 and December 31, 2006, respectively.

The following tables summarize, for all securities in an unrealized loss position at June 30, 2007 and December 31, 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
(As Restated)		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At June 30, 2007	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	10	$91,357	$378	12	$72,661	$746	22	$164,018	$1,124
Mortgage-backed securities
issued by U.S. government-sponsored agencies	20	75,349	740	65	196,272	6,597	85	271,621	7,337
States and
political subdivisions	91	70,674	1,705	12	6,648	261	103	77,322	1,966
Trust preferred securities	3	10,477	63	5	11,927	129	8	22,404	192
Corporate bonds	4	14,092	133	1	3,000	9	5	17,092	142
Subtotal, debt securities	128	261,949	3,019	95	290,508	7,742	223	552,457	10,761
Corporate stocks	6	7,027	226	4	1,462	97	10	8,489	323
Total temporarily
impaired securities	134	$268,976	$3,245	99	$291,970	$7,839	233	$560,946	$11,084

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2006	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	8	$52,751	$211	14	$94,393	$1,087	22	$147,144	$1,298
Mortgage-backed securities
issued by U.S. government-sponsored agencies	7	20,620	122	69	240,457	6,656	76	261,077	6,778
States and
political subdivisions	61	45,948	419	12	6,747	169	73	52,695	588
Trust preferred securities	–	–	–	7	14,840	205	7	14,840	205
Corporate bonds	2	6,130	34	1	3,006	13	3	9,136	47
Subtotal, debt securities	78	125,449	786	103	359,443	8,130	181	484,892	8,916
Corporate stocks	5	5,823	110	4	1,494	65	9	7,317	175
Total temporarily
impaired securities	83	$131,272	$896	107	$360,937	$8,195	190	$492,209	$9,091

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

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at June 30, 2007.  Under an agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”).  The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at June 30, 2007.  Included in the collateral were securities available for sale with a fair value of $403.0 million and securities available for sale and held to maturity with a fair value of $451.5 million that were specifically pledged to secure FHLB borrowings at June 30, 2007 and December 31, 2006, respectively.  Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

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

Regulatory Capital Requirements:
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at June 30, 2007 and December 31, 2006, as well as the corresponding minimum regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2007:
Total Capital (to Risk-Weighted Assets):
Corporation (as restated)	$164,402	10.73%	$122,547	8.00%	$153,184	10.00%
Bank (as restated)	$165,881	10.84%	$122,471	8.00%	$153,089	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation (as restated)	$144,015	9.40%	$61,274	4.00%	$91,910	6.00%
Bank (as restated)	$145,506	9.50%	$61,236	4.00%	$91,853	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation (as restated)	$144,015	6.16%	$93,562	4.00%	$116,952	5.00%
Bank (as restated)	$145,506	6.22%	$93,521	4.00%	$116,901	5.00%

As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Corporation	$161,076	10.96%	$117,538	8.00%	$146,922	10.00%
Bank	$168,235	11.46%	$117,465	8.00%	$146,832	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$140,568	9.57%	$58,769	4.00%	$88,153	6.00%
Bank	$147,738	10.06%	$58,733	4.00%	$88,099	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$140,568	6.01%	$93,487	4.00%	$116,858	5.00%
Bank	$147,738	6.32%	$93,437	4.00%	$116,797	5.00%

(1)	Leverage ratio

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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
					As Restated		As Restated
Three months ended June 30,	2007	2006	2007	2006	2007	2006	2007	2006
Net interest income (expense)	$13,239	$13,614	$(20)	$(27)	$1,708	$1,630	$14,927	$15,217
Noninterest income (expense)	3,874	3,575	7,493	6,737	(244)	1,135	11,123	11,447
Total income	17,113	17,189	7,473	6,710	1,464	2,765	26,050	26,664

Provision for loan losses	300	300	-	-	-	-	300	300
Depreciation and amortization expense	607	574	433	425	44	191	1,084	1,190
Other noninterest expenses	9,644	9,371	4,614	4,442	2,418	2,277	16,676	16,090
Total noninterest expenses	10,551	10,245	5,047	4,867	2,462	2,468	18,060	17,580
Income before income taxes	6,562	6,944	2,426	1,843	(998)	297	7,990	9,084
Income tax expense (benefit)	2,302	2,419	937	720	(731)	(232)	2,508	2,907
Net income	$4,260	$4,525	$1,489	$1,123	$267	$529	$5,482	$6,177

Total assets at period end	1,570,917	1,514,253	37,418	33,585	785,547	884,439	2,393,882	2,432,277
Expenditures for long-lived assets	2,317	726	93	106	18	107	2,428	939

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
					As Restated		As Restated
Six months ended June 30,	2007	2006	2007	2006	2007	2006	2007	2006
Net interest income (expense)	$26,614	$27,010	$(28)	$(51)	3,211	3,673	$29,797	30,632
Noninterest income	6,763	6,324	14,363	13,177	1,245	1,466	22,371	20,967
Total income	33,377	33,334	14,335	13,126	4,456	5,139	52,168	51,599

Provision for loan losses	600	600	-	-	-	-	600	600
Depreciation and amortization expense	1,223	1,132	869	844	88	348	2,180	2,324
Other noninterest expenses	18,287	17,686	8,912	8,784	5,490	4,190	32,689	30,660
Total noninterest expenses	20,110	19,418	9,781	9,628	5,578	4,538	35,469	33,584
Income before income taxes	13,267	13,916	4,554	3,498	(1,122)	601	16,699	18,015
Income tax expense (benefit)	4,663	4,844	1,763	1,378	(1,184)	(457)	5,242	5,765
Net income	$8,604	$9,072	$2,791	$2,120	$62	$1,058	$11,457	$12,250

Total assets at period end	1,570,917	1,514,253	37,418	33,585	785,547	884,439	2,393,882	2,432,277
Expenditures for long-lived assets	3,203	1,514	162	360	108	163	3,473	2,037

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
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

(13) Comprehensive Income

(Dollars in thousands)
	As Restated
Six months ended June 30,	2007	2006

Net income	$11,457	$12,250

Unrealized holding losses on securities available for sale, net of $2,448 income
tax benefit in 2007 (as restated) and $3,521 income tax benefit in 2006	(4,545)	(5,421)
Reclassification adjustments for gains arising during the period, net of $148 income tax
expense in 2007 (as restated) and $333 income tax expense in 2006	(188)	(491)
Change in funded status of defined benefit plans related to the amortization of net actuarial losses, net prior service credit and net transition asset, net of $75 income
tax expense in 2007	139	-
Total comprehensive income	$6,863	$6,337

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
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

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
	As Restated		As Restated
Periods ended June 30,	2007	2006	2007	2006

Net income	$5,482	$6,177	$11,457	$12,250

Weighted average basic shares	13,339.6	13,419.9	13,375.7	13,403.4
Dilutive effect of:
Options	200.4	242.4	221.8	258.3
Other	76.4	40.9	70.1	37.9
Weighted average diluted shares	13,616.4	13,703.2	13,667.6	13,699.6

Earnings per share:
Basic	$0.41	$0.46	$0.86	$0.91
Diluted	$0.40	$0.45	$0.84	$0.89

(15) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business.  Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at June 30, 2007 and for the three and six months ended June 30, 2007 and 2006, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board (United States)) and not an audit, set forth in their separate report dated November 19, 2007 appearing below.  That report does not express an opinion on the interim unaudited consolidated financial information.  KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included.  Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the liability provisions of Section 11 of the Securities Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the Corporation) as of June 30, 2007, the related consolidated statements of income for the three and six-month periods ended June 30, 2007 and 2006, and the related consolidated statements of cash flows for the six-month periods ended June 30, 2007 and 2006.  These consolidated financial statements are the responsibility of the Corporation’s management.

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

As discussed in Note 1, the Corporation restated its consolidated financial statements as of and for the three and six-month periods ended June 30, 2007.

KPMG LLP

Providence, Rhode Island
November 19, 2007

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

Results of Operations
Overview
The Corporation is restating its previously reported operating results for the three and six months ended June 30, 2007 with a reduction in net income of $828 thousand, or $0.06 per diluted share.  This restatement was solely related to accounting errors in connection with sales of certain held-to-maturity investment securities conducted in the second quarter of 2007.  See additional discussion regarding the restatement in the Explanatory Note and Note 1 to the Consolidated Financial Statements. Net income for the second quarter of 2007 was $5.5 million, or 40 cents per diluted share, (as restated).  Net income for the second quarter of last year totaled $6.2 million, or 45 cents per diluted share.  The returns on average equity and average assets for the quarter ended June 30, 2007 were 12.57% (as restated) and 0.92% (as restated), respectively, compared to 15.28% and 1.02%, respectively, for the same period in 2006.

Net income for the six months ended June 30, 2007 amounted to $11.5 million, or 84 cents per diluted share, (as restated) compared to the $12.3 million, or 89 cents per diluted share, reported for the same period a year ago.  The returns on average equity and average assets for the first half of 2007 were 13.12% (as restated) and 0.96% (as restated), respectively, compared to 15.19% and 1.02%, respectively, for the comparable period in 2006.

Selected financial highlights are presented in the table below.

(Dollars in thousands, except per share amounts)
	Three Months		Six Months
	As Restated		As Restated
Periods ended June 30,	2007	2006	2007	2006

Earnings:
Net income	$5,482	$6,177	$11,457	$12,250
Diluted earnings per share	0.40	0.45	0.84	0.89
Dividends declared per common share	0.20	0.19	0.40	0.38

Select Ratios:
Return on average assets	0.92%	1.02%	0.96%	1.02%
Return on average shareholders equity	12.57%	15.28%	13.12%	15.19%
Interest rate spread (taxable equivalent basis)	2.39%	2.43%	2.43%	2.49%
Net interest margin (taxable equivalent basis)	2.76%	2.75%	2.79%	2.79%

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

Net interest income for the three months ended June 30, 2007 decreased $290 thousand, or 1.9%, (as restated) from the same period in 2006, and for the six months ended June 30, 2007, declined $835 thousand, or 2.7%, (as restated) from the comparable period a year earlier.  The decline in net interest income was due to the fact that rates paid on deposits and borrowings have risen faster than earning-asset yields and a higher rate of growth was experienced in higher cost deposit categories.  In addition, the average balance of total interest-earnings assets have declined somewhat in 2007 compared to 2006.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the quarter ended June 30, 2007 decreased $166 thousand, or 1.1%, (as restated) from the second quarter of 2006, and for the six months ended June 30, 2007, declined $594 thousand, or 1.9%, (as restated) from the same period a year earlier.  The net interest margin (FTE net interest income as a percentage of average interest–earnings assets) for the three months ended June 30, 2007 was 2.76% (as restated), essentially unchanged from the same period a year earlier.  While the net interest margin was unchanged from the second quarter of 2006, in that quarter of last year, no dividend income was recognized nor included in net interest income on the Corporation’s investment in Federal Home Loan Bank of Boston (“FHLBB”) stock due to a timing change made by the FHLBB in its dividend payment schedule.  The Corporation estimated, at that time, that the loss of that dividend income negatively affected net interest income and net interest margin for the second quarter 2006 by approximately $450 thousand, or 8 basis points.  The net interest margin for the six months ended June 30, 2007 was 2.79% (as restated), compared to 2.79% for the same period a year ago.  Included in net interest income in 2007 was interest recovery of $322 thousand received in the first quarter on a previously charged off loan.  This interest recovery accounted for 3 basis points of the net interest margin for the six months ended June 30, 2007.

Average interest-earning assets for the three and six months ended June 30, 2007 decreased $38.8 million (as restated) and $36.8 million (as restated), respectively, from the amounts reported for the same periods last year.  This decrease was mainly due to reductions in the securities portfolio, offset in part by growth in the loan portfolio.  Total average loans for the three and six months ended June 30, 2007 increased $55.9 million and $51.9 million, respectively, from the comparable 2006 periods.  The yield on total loans for the three and six months ended June 30, 2007 increased 10 and 22 basis points, respectively, from the comparable 2006 periods.  Loan prepayment and other fees included in interest income for the three and six months ended June 30, 2007 were $90 thousand and $192 thousand, respectively, compared to $326 thousand and $460 thousand for the same periods in 2006.  Total average securities for the three and six months ended June 30, 2007 decreased $94.7 million (as restated) and $88.7 million (as restated), respectively.  The relatively flat yield curve made reinvestment of maturing balances unattractive relative to funding costs during these periods.  The FTE rate of return on securities for the three and six months ended June 30, 2007 increased 69 basis points (as restated) and 60 basis points (as restated) from the comparable 2006 periods.  The increase in the total yield on securities reflects a combination of higher yields on variable rate securities tied to short-term interest rates, sale or runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows relative to the prior year.  The Corporation continues to consider appropriate strategies to manage rising funding costs and more slowly increasing investment yields given the relatively flat yield curve.

For the three and six months ended June 30, 2007, average interest-bearing liabilities declined $46.9 million (as restated) and $37.1 million (as restated), respectively, from the amounts reported for the comparable periods last year.  The Corporation experienced growth in money market and savings accounts and other borrowed funds, and declines in NOW accounts, time deposits and FHLB advances.  The decline in time deposits resulted from decreases in average brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources.  Average brokered certificates of deposit for the three and six months ended June 30, 2007 decreased $59.2 million and $51.1 million, respectively.  The average rate paid on brokered certificates of deposit for the second quarter and first six months of 2007 was unchanged and increased 3 basis points, respectively, from the comparable periods in 2006.  The average balance of FHLB advances for the three and six months ended June 30, 2007 decreased $83.6 million (as restated) and $81.8 million (as restated), respectively, while the average rate paid on FHLB advances increased 20 basis points (as restated) and 27 basis points, respectively, from the same periods a year ago.

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

Three months ended June 30,	2007			2006
	(As Restated)
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$590,226	$7,812	5.31%	$590,595	$7,505	5.10%
Commercial and other loans	615,606	11,730	7.64%	568,937	11,049	7.79%
Consumer loans	282,408	4,911	6.98%	272,819	4,633	6.81%
Total loans	1,488,240	24,453	6.59%	1,432,351	23,187	6.49%
Federal funds sold and
other short-term investments	16,951	184	4.36%	12,827	150	4.69%
Taxable debt securities	608,223	7,839	5.17%	737,987	8,648	4.70%
Nontaxable debt securities	78,964	1,112	5.65%	39,659	570	5.76%
Corporate stocks and FHLB stock	42,806	763	7.15%	51,128	343	2.69%
Total securities	746,944	9,898	5.32%	841,601	9,711	4.63%
Total interest-earning assets	2,235,184	34,351	6.16%	2,273,952	32,898	5.80%
Non interest-earning assets	158,903			154,648
Total assets	$2,394,087			$2,428,600
Liabilities and Shareholders’ Equity:
NOW accounts	$168,742	$64	0.15%	$177,260	$80	0.18%
Money market accounts	293,245	2,869	3.92%	233,489	1,835	3.15%
Savings deposits	196,647	661	1.35%	195,251	274	0.56%
Time deposits	837,223	9,621	4.61%	871,519	8,972	4.13%
FHLB advances	471,026	5,112	4.35%	554,639	5,745	4.15%
Junior subordinated debentures	22,681	338	5.98%	22,681	338	5.98%
Other borrowed funds	25,764	289	4.51%	7,346	87	4.75%
Total interest-bearing liabilities	2,015,328	18,954	3.77%	2,062,185	17,331	3.37%
Demand deposits	173,473			182,546
Other liabilities	30,852			22,184
Shareholders’ equity	174,434			161,685
Total liabilities and shareholders’ equity	$2,394,087			$2,428,600
Net interest income (FTE)		$15,397			$15,567
Interest rate spread			2.39%			2.43%
Net interest margin			2.76%			2.75%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended June 30,	2007	2006
Commercial and other loans	$39	$57
Nontaxable debt securities	353	199
Corporate stocks	78	94

Six months ended June 30,	2007			2006
	(As Restated)
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$591,138	$15,585	5.32%	$590,217	$14,909	5.09%
Commercial and other loans	601,425	23,102	7.75%	562,511	21,303	7.64%
Consumer loans	281,992	9,736	6.96%	269,960	8,922	6.66%
Total loans	1,474,555	48,423	6.62%	1,422,688	45,134	6.40%
Federal funds sold and
other short-term investments	15,231	375	4.97%	11,510	265	4.64%
Taxable debt securities	615,562	15,631	5.12%	737,776	17,060	4.66%
Nontaxable debt securities	74,332	2,090	5.67%	37,430	1,074	5.79%
Corporate stocks and FHLB stock	43,136	1,563	7.30%	50,241	1,104	4.43%
Total securities	748,261	19,659	5.30%	836,957	19,503	4.70%
Total interest-earning assets	2,222,816	68,082	6.18%	2,259,645	64,637	5.77%
Non interest-earning assets	164,934			152,019
Total assets	$2,387,750			$2,411,664
Liabilities and Shareholders’ Equity:
NOW accounts	$169,206	$132	0.16%	$173,859	$147	0.17%
Money market accounts	293,613	5,680	3.90%	230,911	3,442	3.01%
Savings deposits	201,086	1,371	1.38%	199,984	561	0.57%
Time deposits	834,870	19,009	4.59%	861,464	17,249	4.04%
FHLB advances	469,246	10,080	4.33%	551,035	11,104	4.06%
Junior subordinated debentures	22,681	676	6.01%	22,681	676	6.01%
Other borrowed funds	19,316	439	4.58%	7,183	166	4.67%
Total interest-bearing liabilities	2,010,018	37,387	3.75%	2,047,117	33,345	3.28%
Demand deposits	172,232			181,257
Other liabilities	30,786			21,972
Shareholders’ equity	174,714			161,318
Total liabilities and shareholders’ equity	$2,387,750			$2,411,664
Net interest income (FTE)		$30,695			$31,292
Interest rate spread			2.43%			2.49%
Net interest margin			2.79%			2.79%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,	2007	2006
Commercial and other loans	$75	$107
Nontaxable debt securities	663	375
Corporate stocks	160	178

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

(As Restated)	Three months ended			Six months ended
	June 30, 2007 vs. 2006			June 30, 2007 vs. 2006
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg	Volume	Rate	Net Chg
Interest on interest-earning assets:
Residential real estate loans	$(5)	$312	$307	$23	$653	$676
Commercial and other loans	895	(215)	680	1,489	309	1,798
Consumer loans	163	116	279	405	410	815
Federal funds sold and other short-term investments	46	(11)	35	91	19	110
Taxable debt securities	(1,618)	810	(808)	(3,004)	1,575	(1,429)
Nontaxable debt securities	555	(11)	544	1,039	(21)	1,018
Corporate stocks and FHLB stock	(63)	483	420	(175)	634	459
Total interest income	(27)	1,484	1,457	(132)	3,579	3,447
Interest on interest-bearing liabilities:
NOW accounts	(4)	(12)	(16)	(5)	(10)	(15)
Money market accounts	529	505	1,034	1,071	1,167	2,238
Savings deposits	2	385	387	4	806	810
Time deposits	(364)	1,013	649	(543)	2,303	1,760
FHLB advances	(899)	266	(633)	(1,726)	702	(1,024)
Junior subordinated debentures	–	–	–	–	–	–
Other borrowed funds	207	(5)	202	275	(3)	272
Total interest expense	(529)	2,152	1,623	(924)	4,965	4,041
Net interest income	$502	$(668)	$(166)	$792	$(1,386)	$(594)

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

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  Noninterest income as a percent of total revenues (net interest income plus noninterest income) amounted to 42.9% in the second quarter of 2006 and 42.7% (as restated) in the second quarter of 2007.  Total noninterest income for the second quarter of 2007 increased $324 thousand, or 2.8%, (as restated) from the same quarter a year ago.  For the six months ended June 30, 2007, total noninterest income increased $1.4 million, or 6.7%, (as restated) from the comparable 2006 period.

The following table presents a noninterest income comparison for the three and six months ended June 30, 2007 and 2006:

(Dollars in thousands)	Three Months				Six Months

Periods ended June 30	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
Noninterest income:
Wealth management services:		,
Trust and investment advisory fees	5,252	4,682	570	12%	10,290	9,309	981	11%
Mutual fund fees	1,352	1,214	138	11%	2,614	2,344	270	12%
Financial planning, commissions and other service fees	889	841	48	6%	1,459	1,524	(65)	(4%)
Wealth management services	7,493	6,737	756	11%	14,363	13,177	1,186	9%
Service charges on deposit accounts	1,220	1,236	(16)	(1)%	2,345	2,355	(10)	–%
Merchant processing fees	1,829	1,656	173	10%	3,033	2,703	330	12%
Income from BOLI	399	346	53	15%	790	625	165	26%
Net gains on loan sales and commissions
on loans originated for others	510	336	174	52%	774	612	162	26%
Other income	372	371	1	–%	730	671	59	9%
Subtotal	11,823	10,682	1,141	11%	22,035	20,143	1,892	9%
Net realized (losses) gains
on securities (1)	(700)	765	(1,465)	(192)%	336	824	(488)	(59%)
Total noninterest income (1)	$11,123	$11,447	(324)	(3)%	$22,371	$20,967	$1,404	7%

(1)
Net realized (losses) gains on securities and total noninterest income for the three and six months ended June 30, 2007 reflects the restatement of second quarter 2007 results.  Reference is made to Note 1 and Note 3 of the Consolidated Financial Statements.

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

Net realized losses on sales of securities for the three months ended June 30, 2007 amounted to $700 thousand (as restated) compared to net realized gains of $765 thousand for the same period in 2006.  These amounts included $397 thousand and $381 thousand of gains recognized in the second quarter of 2007 and 2006, respectively, resulting from the Corporation’s annual contribution of appreciated equity securities to the Corporation’s charitable foundation.  The cost of the annual contributions, included in noninterest expenses, amounted to $520 thousand and

$513 thousand for the second quarter of 2007 and 2006, respectively.  In addition, net realized securities gains of $195 thousand were recognized in the second quarter of 2007 due to certain debt and equity securities that were called prior to maturity by the issuers.  Also in the second quarter of 2007, $1.3 million of net realized losses (as restated) were recognized on the sale of debt and equity securities.  The year to date decrease in net realized gains on securities was largely due to the held to maturity debt securities that were sold in the second quarter of 2007, resulting in the recognition of $1.7 million of net realized losses (as restated).  See additional discussion on securities in Note 3 to the Consolidated Financial Statements.  Reference is made to the Explanatory Note and to Note 1 to the Consolidated Financial Statements for discussion on the restatement.

Noninterest Expense
Noninterest expenses amounted to $17.8 million (as restated) for the second quarter of 2007, up $480 thousand, or 2.8%, (as restated) from the same quarter a year ago.  For the six months ended June 30, 2007, noninterest expense totaled $34.9 million (as restated), up $1.9 million, or 5.7% (as restated).  During the first quarter of 2007, the Corporation prepaid $26.5 million in higher cost advances from FHLBB, resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $1.1 million.  The source of funds for the paydowns was maturities of investments as well as other borrowings.  Excluding debt prepayment penalty expense, noninterest expenses increased $818 thousand, or 2.5%, (as restated) over the same six-month period last year.

The following table presents a noninterest expense comparison for the three and six months ended June 30, 2007 and 2006:

(Dollars in thousands)	Three Months				Six Months

Periods ended September 30	2007	2006	$ Chg	% Chg	2007	2006	$ Chg	% Chg
Noninterest expense:
Salaries and employee benefits	$10,285	$9,830	$455	5%	$20,097	$19,449	$648	3%
Net occupancy	1,038	1,018	20	2%	2,055	1,972	83	4%
Equipment	861	881	(20)	(2%)	1,693	1,680	13	1%
Merchant processing costs	1,558	1,407	151	11%	2,577	2,294	283	12%
Outsourced services	535	496	39	8%	1,054	1,014	40	4%
Advertising and promotion	572	681	(109)	(16%)	1,001	1,118	(117)	(11%)
Legal, audit and professional fees	404	403	1	–%	854	779	75	10%
Amortization of intangibles	348	406	(58)	(14%)	716	811	(95)	(12%)
Debt prepayment penalties	–	–	–	–%	1,067	–	1,067	100%
Other (1)	2,159	2,158	1	–%	3,755	3,867	(112)	(3%)
Total noninterest expense (1)	$17,760	$17,280	$480	3%	$34,869	$32,984	$1,885	6%

(1)
Other and total noninterest expense for the three and six months ended June 30, 2007 reflects the restatement of second quarter 2007 results.  Reference is made to Note 1 and Note 3 of the Consolidated Financial Statements.

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

Income Taxes
Income tax expense amounted to $2.5 million (as restated) and $5.2 million (as restated), respectively, for the three and six months ended June 30, 2007 compared to $2.9 million and $5.8 million, respectively for the same periods in 2006.  The Corporation’s effective tax rate for the three and six months ended June 30, 2007 was 31.4%, down slightly from 32.0% for the same periods in 2006.  These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
Total assets amounted to $2.394 billion (as restated) at June 30, 2007, down $5.3 million (as restated) from December 31, 2006.  Total liabilities declined $3.4 million in the first half of 2007, with other borrowings increasing $12.9 million, total deposits decreasing $8.9 million, and FHLB advances decreasing $5.7 million.  Shareholders’ equity totaled $171.2 million (as restated) at June 30, 2007, compared to $173.1 million at December 31, 2006.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.  At June 30, 2007 the securities portfolio totaled $676.2 million (as restated), down $27.6 million (as restated) from December 31, 2006 primarily due to sales and maturities.  In connection with a planned early adoption of SFAS No. 159, the Corporation sold certain held to maturity debt securities on April 13, 2007.  The Corporation subsequently decided not to early-adopt SFAS No. 159 and realized securities losses of $1.7 million were recognized in the second quarter of 2007 (as restated).  In addition, the remaining held to maturity portfolio was reclassified to the available for sale category as of April 13, 2007.  The Corporation will not be able to classify securities in the held to maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.  See additional discussion in the Explanatory Note and in Note 1 to the Consolidated Financial Statements.

The net unrealized losses on securities available for sale amounted to $6.9 million (as restated) at June 30, 2007, compared to net unrealized losses on securities available for sale and held to maturity of $1.7 million at December 31, 2006.  The increase in unrealized losses in the first half of 2007 was primarily attributable to the effect an increase in the intermediate to long term rates had on the Corporation’s securities portfolio.  See Note 3 to the Consolidated Financial Statements for detail of unrealized gains and losses on securities.

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

For the six months ended June 30, 2007, net cash used in financing activities amounted to $4.0 million.  In the first quarter of 2007, $19.5 million in securities sold under repurchase agreements were executed and $26.5 million in FHLB advances were prepaid.  See additional discussion on borrowings in the Condensed Notes to Consolidated Financial Statements.  Net cash used in investing activities totaled $19.5 million (as restated) for the six months ended June 30, 2007 and was used primarily to fund loan growth.  Net cash provided by operating activities amounted to $9.6 million (as restated) for the six months ended June 30, 2007, and was generated primarily by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.  See additional discussion in Note 1 to the Consolidated Financial Statements for more information regarding the reclassification of the first quarter 2007 deferred acquisition obligation payment in the Consolidated Statements of Cash Flows.

Total shareholders’ equity amounted to $171.2 million (as restated) at June 30, 2007, down $1.9 million (as restated) since December 31, 2006.  The increase in retained earnings reflected the Corporations net income of $11.5 million (as restated), and was offset in part by dividends declared of $5.3 million.  The dividend represented a $0.20 per share dividend, an increase from the $0.19 per share rate paid throughout 2006, making 2007 the fifteenth consecutive year with a dividend increase.  Under the Corporation’s 2006 Stock Repurchase Plan, 149,700 shares were repurchased at a total cost of $3.9 million during the first half of 2007.

The ratio of total equity to total assets amounted to 7.2% at June 30, 2007 and December 31, 2006, respectively.  Book value per share as of June 30, 2007 and December 31, 2006 amounted to $12.87 (as restated) and $12.89, respectively.  The tangible book value per share was $8.61 (as restated) at June 30, 2007, unchanged from the end of 2006.

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

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and government-sponsored agency securities (noncallable) (as restated)	$2,530	$(4,658)
U.S. government-sponsored agency securities (callable) (as restated)	1,247	(5,908)
States and political subdivisions (as restated)	5,701	(12,627)
Mortgage-backed securities (as restated)	8,905	(21,461)
Corporate securities	361	(694)
Total change in market value as of June 30, 2007 (as restated)	$18,744	$(45,348)

Total change in market value as of December 31, 2006	$11,567	$(29,447)

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