Form 10-Q/A
period 2007-06-30
WASHINGTON TRUST BANCORP INC
filed 2007-12-13
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 2 to)

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

EXPLANATORY NOTE

We are filing this Amendment No. 2 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007, originally filed with the Securities and Exchange Commission (the “SEC”) on August 8, 2007 (the “Original Filing”), for the purpose of revising our disclosure under Part I - Item 4. – Controls and Procedures to reflect management’s consideration of the impact on our disclosure controls and procedures of the restatement of our financial statements, as disclosed in Amendment No. 1 to our Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007 (the “Amendment No. 1”).

In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our chief executive officer and chief financial officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

We have amended disclosures presented in the Original Filing as required to reflect the matters described above and accordingly, have amended only the following items:

•	Part I—Item 4—Controls and Procedures
•	Part II—Item 6—Exhibits

This Form 10-Q/A does not reflect events occurring after the filing of the Original Filing on August 8, 2007, the filing of Amendment No. 1 on November 20, 2007, or modify or update those disclosures affected by subsequent events or discoveries.  Information not affected by this disclosure is unchanged and reflects the disclosures made at the time of the Original Filing on August 8, 2007 and the filing of Amendment No. 1 on November 20, 2007.  Accordingly, this Form 10-Q/A should be read in conjunction with our filings that we have made with the SEC subsequent to the filing of the Original Filing and Amendment No. 1, which include our Current Reports on Form 8-K.

FORM 10-Q/A
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended June 30, 2007

Page
Number

PART I. Financial Information
Item 4. Controls and Procedures	3
PART II. Other Information
Item 6. Exhibits	3
Signatures	4
Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1 Certifications of Chief Executive Officer and Chief Finacial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I. FINANCIAL INFORMATION

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

In connection with the restatement of the Corporation’s financial statements for the quarter ended June 30, 2007, as discussed in Note 1 of the Condensed Notes to its Consolidated Financial Statements included in Item 1 of Amendment No. 1 to its Quarterly Report on Form 10-Q for the period ended June 30, 2007 (the “Amendment No. 1”), the Corporation re-evaluated its original conclusions regarding the effectiveness of its disclosure controls and procedures as of June 30, 2007.  As part of this re-evaluation, the Corporation considered the circumstances surrounding the restatement.  As discussed in Note 1 of the Condensed Notes to the Corporation’s Consolidated Financial Statements, the restatement arose primarily from the selection of an inappropriate accounting principle with respect to an isolated set of securities transactions conducted in the quarter ended June 30, 2007 (the “Transactions”).  After re-evaluating the Corporation’s disclosure controls and procedures as they related to the accounting for the Transactions, the principal executive officer and the principal financial and accounting officer concluded that the Corporation’s disclosure controls and procedures were effective at the end of the period covered by this quarterly report, notwithstanding the restatement.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

There has been no change in our internal control over financial reporting during the period ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We have considered the circumstances surrounding the restatement of our financial statements as disclosed in Note 1 of the Condensed Notes to the Consolidated Financial Statements included in Item 1 of the Second Quarter Amendment No. 1.  After reviewing and analyzing our internal control over financial reporting as they related the accounting for the Transactions, we have concluded that the restatement of the financial statements was not caused by a material weakness in our internal control over financial reporting.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: December 13, 2007	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: December 13, 2007	By:	/s/ David V. Devault
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