Form 10-K
period 2007-12-31
WASHINGTON TRUST BANCORP INC
filed 2008-02-25
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
For annual and transition reports pursuant to sections 13 or 15(d) of the Securities Exchange Act of 1934
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2007 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number: 000-13091
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: 401-348-1200
Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK, $.0625 PAR VALUE PER SHARE
(Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No
Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) ☐ Yes ☒ No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2007 was $275,574,440 based on a closing sales price of $25.21 per share as reported for the NASDAQ Global Market, which includes $14,620,127 held by The Washington Trust Company under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 21, 2008 was 13,363,135.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 14, 2008 for the Annual Meeting of Shareholders to be held April 22, 2008 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2007
This report contains certain statements that may be considered “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, including statements regarding our strategy, effectiveness of investment programs, evaluations of future interest rate trends and liquidity, expectations as to growth in assets, deposits and results of operations, success of acquisitions, future operations, market position, financial position, and prospects, plans, goals and objectives of management are forward-looking statements. The actual results, performance or achievements of the Corporation (as defined below) could differ materially from those projected in the forward-looking statements as a result of, among other factors, changes in general national or regional economic conditions, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. The Corporation assumes no obligation to update forward-looking statements or update the reasons actual results, performance or achievements could differ materially from those provided in the forward-looking statements, except as required by law.

PART I
ITEM 1. Business
Washington Trust Bancorp, Inc.
Washington Trust Bancorp, Inc. (the “Bancorp”), a publicly-owned registered bank holding company and financial holding company, was organized in 1984 under the laws of the state of Rhode Island. The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank. The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Bancorp. See additional information under the caption “Subsidiaries”.
Through its subsidiaries, the Bancorp offers a broad range of financial services to individuals and businesses, including wealth management, through its offices in Rhode Island, Massachusetts and southeastern Connecticut, ATMs, and its Internet website (www.washtrust.com). The Bancorp’s common stock is traded on the NASDAQ Global Market® under the symbol “WASH.”
The accounting and reporting policies of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”) are in accordance with accounting principles generally accepted in the United States of America and conform to general practices of the banking industry. At December 31, 2007, Washington Trust had total assets of $2.5 billion, total deposits of $1.6 billion and total shareholders’ equity of $186.5 million.
Commercial Banking
The Corporation offers a variety of banking and related financial services, including:

Residential mortgages	Consumer installment loans	Merchant credit card services
Reverse mortgages	Commercial and consumer demand deposits	Telephone banking services
Commercial loans	Savings, NOW and money market deposits	Internet banking services
Construction loans	Certificates of deposit	Cash management services
Home equity lines of credit	Retirement accounts	Remote deposit capture
Home equity loans	Automated teller machines (ATMs)	Safe deposit boxes
The Corporation’s largest source of income is net interest income, the difference between interest earned on interest-earning assets and interest paid on interest-bearing deposits and other borrowed funds.
The Corporation’s lending activities are conducted primarily in Rhode Island and, to a lesser extent, Connecticut and Massachusetts, as well as other states. Washington Trust offers a variety of commercial and retail lending products. In addition, Washington Trust purchases loans for its portfolio from various other financial institutions. In making commercial loans, Washington Trust may occasionally solicit the participation of other banks and may also occasionally participate in commercial loans originated by other banks. From time to time, we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors. Washington Trust generally underwrites its residential mortgages based upon secondary market standards. Residential mortgages are originated for both sale in the secondary market as well as for retention in the Corporation’s loan portfolio. Loan sales in the secondary market provide funds for additional lending and other banking activities. The majority of loans are sold with servicing released. We also originate residential loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.
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
Wealth Management Services
The Corporation generates fee income from providing investment management, trust and financial planning services. Washington Trust provides personal trust services, including services as executor, trustee, administrator, custodian and guardian. Institutional trust services are also provided, including services as trustee for pension and profit sharing plans. Investment management and financial planning services are provided for both personal and institutional clients. At December 31, 2007 and 2006, wealth management assets under administration totaled $4.0 billion and $3.6 billion, respectively. These assets are not included in the Consolidated Financial Statements.
Business Segments
Segment reporting information is presented in Note 18 to the Consolidated Financial Statements.
Acquisitions
The following summarizes Washington Trust’s acquisition history:
On August 31, 2005, the Bancorp completed the acquisition of Weston Financial Group, Inc. (“Weston Financial”), a Registered Investment Adviser and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. Pursuant to the Stock Purchase Agreement, dated March 18, 2005, the acquisition was effected by the Bancorp’s acquisition of all of Weston Financial’s outstanding capital stock. (1)
On April 16, 2002, the Bancorp completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island chartered community bank. First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island. The Richmond and North Kingstown branches were closed and consolidated into existing Bank branches in May 2002. Pursuant to the Agreement and Plan of Merger, dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into the Bancorp and the merger of First Bank with and into the Bank. (1)
On June 26, 2000, the Bancorp completed the acquisition of Phoenix Investment Management Company, Inc. (“Phoenix”), an independent investment advisory firm located in Providence, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated April 24, 2000, the acquisition was effected by means of merger of Phoenix with and into the Bank. (2)
On August 25, 1999, the Bancorp completed the acquisition of Pier Bank, a Rhode Island chartered community bank headquartered in South Kingstown, Rhode Island. Pursuant to the Agreement and Plan of Merger, dated February 22, 1999, the acquisition was effected by means of merger of Pier Bank with and into the Bank. (2)

(1)
These acquisitions have been accounted for as a purchase and, accordingly, the operations of the acquired companies are included in the Consolidated Financial Statements from their dates of acquisition.

(2)
These acquisitions were accounted for as poolings of interests and, accordingly, all financial data was restated to reflect the combined financial condition and results of operations as if these acquisitions were in effect for all periods presented.

Subsidiaries
The Bancorp’s subsidiaries include the Bank and Weston Securities Corporation (“WSC”). The Bancorp also owns all of the outstanding common stock of WT Capital Trust I and WT Capital Trust II, special purpose finance entities formed in connection with the acquisition of Weston Financial and with the sole purpose of issuing trust preferred debt securities and investing the proceeds in junior subordinated debentures of the Bancorp. See Note 12 to the Consolidated Financial Statements for additional information.
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
The Bank’s subsidiary, Weston Financial, is a Registered Investment Adviser and financial planning company located in Wellesley, Massachusetts, with an insurance agency subsidiary. In addition, the Bank has other passive investment subsidiaries whose primary functions are to provide servicing on passive investments, such as residential and consumer loans acquired from the Bank and investment securities.
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
The Bank operates ten of its seventeen branch offices in Washington County, Rhode Island. As of June 30, 2007, based upon information reported in the FDIC’s Deposit Market Share Report, the Bank had 47% of total deposits reported by all financial institutions for Washington County. We have excluded our brokered certificates of deposit from this measurement to provide a more representative measurement of our market share. Brokered certificates of deposit are utilized by the Corporation as part of its overall funding program along with other sources. The closest competitor held 26%, and the second closest competitor held 8% of total deposits in Washington County. We believe that being the largest commercial banking institution headquartered within this market area provides a competitive advantage over other financial institutions.
The Bank’s remaining seven branch offices are located in Providence and Kent Counties in Rhode Island and New London County in southeastern Connecticut. In June 2007, Washington Trust opened a de novo branch in Providence County (Cranston). In 2008, Washington Trust plans to relocate the Washington Street branch office closer to the financial district of Providence and plans to open a de novo branch in Kent County (Warwick) in 2009, subject to the approval of state and federal regulators. The Warwick branch will bring the total number of the Bank’s branch offices to eighteen. We continue to expand our branch footprint and broaden our presence in Providence and Kent Counties. Both the population and number of businesses in Providence and Kent Counties far exceed those in Washington County.
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
Employees
At December 31, 2007, Washington Trust had 434 full-time and 40 part-time and other employees. Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and a 401(k) plan. Management considers relations with its employees to be good. See Note 16 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

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
Regulation of the Bancorp. As a registered bank holding company, the Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and to inspection, examination and supervision by the Board of Governors of the Federal Reserve System (the “FRB”), and the State of Rhode Island, Department of Business Regulation, Division of Banking (the “Rhode Island Division of Banking”).
The FRB has the authority to issue orders to bank holding companies to cease and desist from unsound banking practices and violations of conditions imposed by, or violations of agreements with, or commitments to, the FRB. The FRB is also empowered to, among other things, assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.
During 2005, the Bancorp elected financial holding company status pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”). As a financial holding company, the Bancorp is authorized to engage in certain financial activities in which a bank holding company may not engage. “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally. Currently, the Bancorp engages in broker-dealer activities pursuant to this authority. If a financial holding company fails to remain well capitalized and well managed, the company and its affiliates may not commence any new activity that is authorized particularly for financial holding companies. If a financial holding company remains out of compliance for 180 days or such longer period as the FRB permits, the FRB may require the financial holding company to divest either its insured depository institution or all of its nonbanking subsidiaries engaged in activities not permissible for a bank holding company. If a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act, it will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities, or acquiring companies other than bank holding companies, banks or savings associations, except that the Bancorp could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHCA. In addition, if the FRB finds that the Bank is not well capitalized or well managed, the Bancorp would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions. Until corrected, the Bancorp would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHCA without prior FRB approval. If the Bancorp fails to correct any such condition within a prescribed period, the FRB could order the Bancorp to divest its banking subsidiary or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHCA.
Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”). The Interstate Act permits adequately capitalized or well capitalized and adequately or well managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. The Interstate Act also generally authorizes the interstate merger of banks. In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action. Rhode Island and Connecticut, the two states in which the Corporation conducts branch-banking operations, have adopted legislation to “opt in” to interstate merger and branching provisions that effectively eliminated state law barriers. As a bank holding company, prior FRB approval is required before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.
Control Acquisitions. The Change in Bank Control Act prohibits a person or a group of persons from acquiring “control” of a bank holding company, such as the Bancorp, unless the FRB has been notified and has not objected to the transaction. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would, under the circumstances set forth in the presumption, constitute the acquisition of control of the bank holding company. In addition, a company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting securities of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.
Bank Holding Company Dividends. The FRB and the Rhode Island Division of Banking have authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company’s net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization’s capital needs, asset quality and overall financial condition. Additionally, under Rhode Island law, distributions of dividends cannot be made if a bank holding company would not be able to pay its debts as they become due in the usual course of business or the bank holding company’s total assets would be less than the sum of its total liabilities. The Bancorp’s revenues consist primarily of cash dividends paid to it by the Bank. As described below, the FDIC and the Rhode Island Division of Banking may also regulate the amount of dividends payable by the Bank. The inability of the Bank to pay dividends may have an adverse effect on the Bancorp.
Regulation of the Bank. The Bank is subject to the regulation, supervision and examination by the FDIC, the Rhode Island Division of Banking and the State of Connecticut, Department of Banking. The Bank is also subject to various Rhode Island and Connecticut business and banking regulations.
Regulation of the Registered Investment Adviser and Broker-Dealer. WSC is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”), FINRA and the Commonwealth of Massachusetts. Weston Financial is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”) and is subject to extensive regulation, supervision, and examination by the SEC and the Commonwealth of Massachusetts, including those related to sales methods, trading practices, the use and safekeeping of customers’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.
As an investment advisor, Weston Financial is subject to the Investment Advisers Act and any regulations promulgated thereunder, including fiduciary, recordkeeping, operational and disclosure obligations. Each of the mutual funds for which Weston Financial acts an advisor or subadvisor is registered with the SEC under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and subject to requirements thereunder. Shares of each mutual fund are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”) and are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of those jurisdictions. In addition, an advisor or subadvisor to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the “Code”).
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
Insurance of Accounts and FDIC Regulation. The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”). The FDIC revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the Deposit Insurance Fund (the “DIF”). For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk. For institutions, such as the Bank, which are in the lowest risk category, assessment rates vary initially from five to seven basis points per $100 of insured deposits. The Federal Deposit Insurance Act (“FDIA”), as amended by the FDIR Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), for a particular year within a range of 1.15% to 1.50%. For 2007, the FDIC has set the initial DRR at 1.25%. Under the FDIR Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR. The new rules became effective on January 1, 2007; however, the utilization of a one-time assessment credit minimized the financial impact of this change to the Bank in 2007. Under the assessment rates currently in effect, which are subject to change by the FDIC, the new rules are expected to increase the Bank’s deposit insurance assessments over previous levels, resulting in an adverse effect on earnings in 2008. We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to further increase deposit insurance assessments levels.
Bank Holding Company Support to Subsidiary Bank. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and to commit resources to its support. This support may be required at times when the bank holding company may not have the resources to provide it. Similarly, under the cross-guarantee provisions of the FDIA, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.” The Bank is a FDIC-insured depository institution.
Regulatory Capital Requirements. The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations. In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.
The FRB risk-based guidelines define a three-tier capital framework. Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments. Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25% of risk-weighted assets. Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum. The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets. Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk. The minimum Tier 1 capital ratio is 4% and the minimum total risk-based capital is 8%. At December 31, 2007, the Corporation’s net risk-weighted assets amounted to $1.6 billion, its Tier 1 capital ratio was 9.10% and its total risk-based capital ratio was 10.39%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets. Although the stated minimum ratio is 100 to 200 basis points above 3%, banking organizations are required to maintain a ratio of at least 5% to be classified as well capitalized. The Corporation’s leverage ratio was 6.09% as of December 31, 2007.
The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal bank regulatory agencies to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories. FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified. Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements. An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan. The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan. Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors. In addition, FDICIA requires the various regulatory agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.
The various regulatory agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized. Under the regulations, a bank generally shall be deemed to be:
▪
“well-capitalized” if it has a total risk based capital ratio of 10.0% or greater, has a Tier 1 risk based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order or capital directive or prompt corrective action directive;

▪
“adequately capitalized” if it has a total risk based capital ratio of 8.0% or greater, a Tier 1 risk based capital ratio of 4.0% or more, and a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well-capitalized bank;”

▪
“undercapitalized” if it has a total risk based capital ratio that is less than 8.0%, a Tier 1 risk based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);

▪
“significantly undercapitalized” if it has a total risk based capital ratio that is less than 6.0%, a Tier 1 risk based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and

▪	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.
Regulators also must take into consideration (1) concentrations of credit risk; (2) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital. This evaluation will be made as a part of the institution’s regular safety and soundness examination. In addition, the Bancorp, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations. At December 31, 2007, the Bank’s capital ratios placed it in the well-capitalized category. Reference is made to Note 13 to the Consolidated Financial Statements for additional discussion of the Corporation’s regulatory capital requirements.
An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate FDIC regional director within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized. An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution. A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund. Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the FDIA, including for example, (i) restricting the payment of capital distributions and management fees, (ii) requiring that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting growth of the institution’s assets and (v) requiring prior approval of certain expansion proposals.
U.S. bank regulatory authorities and international bank supervisory organizations, principally the Basel Committee on Banking Supervision (the “Basel Committee”), continue to consider and to make changes to the risk-based capital adequacy framework, which could affect the appropriate capital guidelines to which the Bancorp and the bank are subject.
In 2005, the federal banking agencies issued an advance notice of proposed rulemaking (“ANPR”) concerning potential changes in the risk-based capital rules (“Basel 1-A”) that are designed to apply to, and potentially reduce the risk capital requirements of bank holding companies, such as the Bancorp, that are not among the “core” 20 or so largest U.S. bank holding companies (the “Core Banks”). In December 2006, the FDIC issued a revised Interagency Notice of Proposed Rulemaking concerning Basel 1-A (the “NPR”), which would allow banks and bank holding companies that are not among the Core Banks to either adopt Basel 1-A or remain subject to the existing risk-based capital rules. In July 2007 an interagency press release stated that the federal banking agencies have agreed to issue a proposed rule that would provide non-Core Banks with the option to adopt an approach consistent with the standardized approach of Basel II. This proposal would replace Basel 1-A. In December 2007 the federal banking agencies issued the final regulation that will implement Basel II for the Core Banks, permitting only the advanced approach. The final rule implementing Basel II reiterated that non-Core Banks would have the option to take the standardized approach and that it is the agencies intention to have the standardized proposal finalized before the Core Banks begin the first transitional floor period under Basel II. Accordingly, the Corporation is not yet in a position to determine the effect of such rules on its risk capital requirements.
Transactions with Affiliates. Under Sections 23A and 23B of the Federal Reserve Act and Regulation W thereunder, there are various legal restrictions on the extent to which a bank holding company and its nonbank subsidiaries may borrow, obtain credit from or otherwise engage in “covered transactions” with its FDIC-insured depository institution subsidiaries. Such borrowings and other covered transactions by an insured depository institution subsidiary (and its subsidiaries) with its nondepository institution affiliates are limited to the following amounts:
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

“Covered transactions” are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, or the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate. Covered transactions are also subject to certain collateral security requirements. Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.
Limitations on Bank Dividends. The Bancorp’s revenues consist primarily of cash dividends paid to it by the Bank. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations. Reference is made to Note 13 to the Consolidated Financial Statements for additional discussion of the Corporation’s ability to pay dividends.

Customer Information Security. The FDIC and other bank regulatory agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers. These guidelines implement provisions of GLBA, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework. Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information. This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible”. A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches.
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
USA Patriot Act of 2001 (the “Patriot Act”). The Patriot Act, designed to deny terrorists and others the ability to obtain anonymous access to the United States financial system, has significant implications for depository institutions, broker-dealers, mutual funds, insurance companies and businesses of other types involved in the transfer of money. The Patriot Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, including banks, to adopt and implement additional, or amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis. The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant and a target institution in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act. In 2006, final regulations under the Patriot Act were issued requiring financial institutions, including the Bank, to take additional steps to monitor their correspondent banking and private banking relationships as well as their relationships with “shell Banks.” Management believes that the Corporation is in compliance with all the requirements prescribed by the Patriot Act and all applicable final implementing regulations.
The Community Reinvestment Act (the “CRA”). The CRA requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities. Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”. Failure of an institution to receive at least a “Satisfactory” rating could inhibit an institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions. The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low and moderate income neighborhoods. The Bank has achieved a rating of “Satisfactory” on its most recent examination dated November 2006. Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements.
Regulation R. The FRB approved Regulation R implementing the bank broker push out provisions under Title II of the GLBA. GLBA provided 11 exceptions from the definition of “broker” in Section 3(a)(4) of the Exchange Act that permit banks not registered as broker-dealers with the SEC to effect securities transactions under certain conditions. Regulation R implements certain of these exceptions. The exceptions were intended to preserve bank activity after Congress repealed the blanket bank exemption from broker regulation. After several attempts by the SEC that were criticized by banks and banking agencies, Congress last fall required the SEC to withdraw its previous rules, including Regulation B, and issue rules jointly with the FRB. The SEC and the FRB have approved the final regulation, and a bank must start complying with Regulation R on the first day of the bank’s fiscal quarter starting after September 30, 2008. The FRB and SEC have stated that they will jointly issue any interpretations or no-action letters/guidance. Significantly, regarding formal enforcement actions, the two agencies have stated that they will consult with each other and the appropriate federal banking agency and coordinate when appropriate. Also, with regard to Exchange Act section 29 risk (voiding contracts made in violation of the Exchange Act), a permanent exemption is provided if the bank acted in good faith and had reasonable policies and procedures in place, and the violation did not result in significant harm or financial loss.
Regulatory Enforcement Authority. The enforcement powers available to federal banking regulators include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined. In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities. Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by federal banking agencies.
Identity Theft Red Flags. The federal banking agencies (the “Agencies”) jointly issued final rules and guidelines in November 2007 implementing section 114 of the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) and final rules implementing section 315 of the FACT Act. The rules implementing section 114 require each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (the “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. In addition, the Agencies issued guidelines to assist financial institutions and creditors in the formulation and maintenance of a Program that satisfies the requirements of the rules. The rules implementing section 114 also require credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances. Additionally, the Agencies are issuing joint rules under section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy. The joint final rules and guidelines are effective January 1, 2008. The mandatory compliance date for this rule is November 1, 2008.
Fair Credit Reporting Affiliate Marketing Regulations. In November 2007, the Agencies published final rules to implement the affiliate marketing provisions in section 214 of the FACT Act, which amends the Fair Credit Reporting Act. The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations. These rules are effective January 1, 2008. The mandatory compliance date for these rules is October 1, 2008.
The Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”). Sarbanes-Oxley implemented a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as Bancorp) designed to promote honesty and transparency in corporate America. Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things, (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the principal executive officer and principal financial officer of the reporting company; (3) standards for auditors and regulation of audits; (4) disclosure and reporting requirements for the reporting company and directors and executive officers; and (5) a range of civil and criminal penalties for fraud and other violations of securities laws.
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
Interest Rate Volatility May Reduce Our Profitability
Our consolidated results of operations depend, to a large extent, on the level of net interest income, which is the difference between interest income from interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings. If interest rate fluctuations cause the cost of interest-bearing liabilities to increase faster than the yield on interest-earning assets, then our net interest income will decrease. If the cost of interest-bearing liabilities declines faster than the yield on interest-earning assets, then our net interest income will increase.
We measure our interest rate risk using simulation analyses with particular emphasis on measuring changes in net income and net economic value in different interest-rate environments. The simulation analyses incorporate assumptions about balance sheet changes, such as asset and liability growth, loan and deposit pricing and changes due to the mix and maturity of such assets and liabilities. Other key assumptions relate to the behavior of interest rates and spreads, prepayments of loans and the run-off of deposits. These assumptions are inherently uncertain and, as a result, the simulation analyses cannot precisely estimate the impact that higher or lower rate environments will have on net income. Actual results will differ from simulated results due to timing, magnitude and frequency of interest rate changes, changes in cash flow patterns and market conditions, as well as changes in management’s strategies.
While various monitors of interest-rate risk are employed, we are unable to predict future fluctuations in interest rates or the specific impact thereof. The market values of most of our financial assets are sensitive to fluctuations in market interest rates. Fixed-rate investments, mortgage-backed securities and mortgage loans typically decline in value as interest rates rise. Prepayments on mortgage-backed securities may adversely affect the value of such securities and the interest income generated by them.
Changes in interest rates can also affect the amount of loans that we originate, as well as the value of loans and other interest-earning assets and our ability to realize gains on the sale of such assets and liabilities. Prevailing interest rates also affect the extent to which our borrowers prepay their loans. When interest rates increase, borrowers are less likely to prepay their loans, and when interest rates decrease, borrowers are more likely to prepay loans. Funds generated by prepayments might be reinvested at a less favorable interest rate. Prepayments may adversely affect the value of mortgage loans, the levels of such assets that are retained in our portfolio, net interest income, loan servicing income and capitalized servicing rights.
Increases in interest rates might cause depositors to shift funds from accounts that have a comparatively lower cost, such as regular savings accounts, to accounts with a higher cost, such as certificates of deposit. If the cost of interest-bearing deposits increases at a rate greater than the yields on interest-earning assets increase, our net interest income will be negatively affected. Changes in the asset and liability mix may also affect our net interest income.
Our principal sources of funding are deposits and borrowings. As a general matter, deposits are a lower cost source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings. If, as a result of general economic conditions, market interest rates, competitive pressures or otherwise, the level of our deposits were to decline relative to the total sources of funds, we may have to rely more heavily on higher cost borrowings in the future.
See Item 7A, Quantitative and Qualitative Disclosures about Market Risk, for additional discussion on interest rate risk.
The Market Value of Wealth Management Assets under Administration May Be Negatively Affected by Changes in Economic and Market Conditions
Revenues from wealth management services represented 28% of our total revenues for 2007. A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities. Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.
We May Not Be Able to Attract and Retain Wealth Management Clients at Current Levels
Due to strong competition, our wealth management division may not be able to attract and retain clients at current levels. Competition is strong because there are numerous well-established and successful investment management and wealth advisory firms including commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies. Many of our competitors have greater resources than we have.
Our ability to successfully attract and retain wealth management clients is dependent upon our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities. If we are not successful, our results of operations and financial condition may be negatively impacted.
Wealth management revenues are primarily derived from investment management (including mutual funds), trust fees and financial planning services. Most of our investment management clients may withdraw funds from accounts under management generally at their sole discretion. Financial planning contracts must typically be renewed on an annual basis and are terminable upon relatively short notice. The financial performance of our wealth management business is a significant factor in our overall results of operations and financial condition.
Our Allowance for Loan Losses May Not Be Adequate to Cover Actual Loan Losses
We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors. If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses, which would have an adverse effect on our operating results, and may also cause us to increase the allowance in the future. Material additions to our allowance would materially decrease our net income. In addition to general real estate and economic factors, the following factors could affect our ability to collect our loans and require us to increase the allowance in the future:
•
Regional credit concentration – We are exposed to real estate and economic factors in southern New England, primarily Rhode Island and, to a lesser extent, Connecticut and Massachusetts, because a significant portion of our loan portfolio is concentrated among borrowers in these markets. Further, because a substantial portion of our loan portfolio is secured by real estate in this area, including residential mortgages, most consumer loans, commercial mortgages and other commercial loans, the value of our collateral is also subject to regional real estate market conditions and other factors that might affect the value of real estate, including natural disasters.

•
Industry concentration – A portion of our loan portfolio consists of loans to the hospitality, tourism and recreation industries. Loans to companies in these industries may have a somewhat higher risk of loss than some other industries because these businesses are seasonal, with a substantial portion of commerce concentrated in the summer season. Accordingly, the ability of borrowers to meet their repayment terms is more dependent on economic, climate and other conditions and may be subject to a higher degree of volatility from year to year.

•
The second half of 2007 was highlighted by volatility in the financial markets associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets. The volatility has been exacerbated by a general decline in the real estate and housing market along with significant mortgage loan related losses reported by many other financial institutions. Global and domestic economic conditions have been adversely affected by these factors. No assurance can be given that these conditions will not result in an increase in delinquencies with a negative impact on our loan loss experience, necessitating an increase in our allowance for loan losses.

•
Federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize additional charge-offs. Any increase in our allowance for loan losses or loan charge-offs required by these regulatory agencies could have a material adverse effect on our results of operations and financial condition.

For a more detailed discussion on the allowance for loan losses, see additional information disclosed in Item 7 under the caption “Application of Critical Accounting Policies and Estimates.”
We Have Credit Risk Inherent in Our Securities Portfolio
We maintain a diversified securities portfolio, which includes mortgage-backed securities issued by U.S. government and government sponsored agencies, obligations of the U.S. Treasury and government-sponsored agencies, securities issued by state and political subdivisions and corporate debt securities. We also invest in capital securities, which include common and preferred stocks as well as trust preferred securities. We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities. However, we may, in the future, experience losses attributable to credit risk in our securities portfolio that could materially adversely affect our results of operations.
We May Not Be Able to Compete Effectively Against Larger Financial Institutions in Our Increasingly Competitive Industry
The financial services industry in our market has experienced both significant concentration and deregulation. This means that we compete with larger bank and non-bank financial institutions for loans and deposits in the communities we serve, and we may face even greater competition in the future due to legislative, regulatory and technological changes and continued consolidation. Many of our competitors have significantly greater resources and lending limits than we have. Banks and other financial services firms can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service. In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automated transfer and automatic payment systems. Many competitors have fewer regulatory constraints and may have lower cost structures than we do. Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can. Our long-term success depends on the ability of the Bank to compete successfully with other financial institutions in the Bank’s service areas.
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
The Corporation is subject to tax laws and regulations promulgated by the United States government and the states in which we operate. Changes to these laws and regulations or the interpretation of such laws and regulations by taxing authorities could impact future tax expense and the value of deferred tax assets.
Changes in accounting principles generally accepted in the United States applicable to the Corporation could have a material impact on the Corporation’s reported results of operations.
ITEM 1B. Unresolved Staff Comments
None.

GUIDE 3 Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Page
I.	Distribution of Assets, Liabilities and Stockholder Equity;
	Interest Rates and Interest Differentials	28, 29
II.	Investment Portfolio	36, 64-68
III.	Loan Portfolio	37-39, 69
IV.	Summary of Loan Loss Experience	40-42, 71
V.	Deposits	28, 76
VI.	Return on Equity and Assets	20
VII.	Short-Term Borrowings	N/A
ITEM 2. Properties
The Corporation conducts its business from seventeen branch offices, including its headquarters located at 23 Broad Street, Westerly, Rhode Island and branch offices located within Washington, Providence and Kent Counties in Rhode Island and New London County in southeastern Connecticut. In addition, Washington Trust has a commercial lending office located in the financial district of Providence and provides wealth management services from its main office and offices located in Providence and Narragansett, Rhode Island and Wellesley, Massachusetts. The Bank also has two operations facilities located in Westerly, Rhode Island. At December 31, 2007, ten of the Corporation’s facilities were owned, eleven were leased and one branch office was owned on leased land. Lease expiration dates range from three months to fifteen years with renewal options of one to twenty years. All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.
In addition to the branch locations mentioned above, the Bank has four owned offsite-ATMs in leased spaces. The terms of three of these leases are negotiated annually. The lease term for the fourth offsite-ATM expires in five years with no renewal option.
The Bank also operates ATMs that are branded with the Bank’s logo under contracts with a third party vendor located in retail stores and other locations in Rhode Island, southeastern Connecticut and southeastern Massachusetts.
For additional information regarding premises and equipment and lease obligations see Note 8 to the Consolidated Financial Statements.
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
ITEM 4. Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2007.

Executive Officers of the Registrant
The following is a list of all executive officers of the Bancorp and the Bank with their titles, ages, and years of service, followed by certain biographical information as of December 31, 2007.

			Years of
Name	Title	Age	Service

John C. Warren	Chairman and Chief Executive Officer of the Bancorp and the Bank	62	12

John F. Treanor	President and Chief Operating Officer of the Bancorp and the Bank	60	9

Galan G. Daukas	Executive Vice President of Wealth Management of the Bancorp and the Bank	44	2

David V. Devault	Executive Vice President, Secretary, Treasurer and Chief Financial Officer of the Bancorp and the Bank	53	21

Stephen M. Bessette	Executive Vice President – Retail Lending of the Bank	60	11

B. Michael Rauh, Jr.	Executive Vice President –Sales, Service and Delivery of the Bank	48	16

James M. Vesey	Executive Vice President and Chief Credit Officer of the Bank	60	9

Dennis L. Algiere	Senior Vice President – Chief Compliance Officer and Director of Community Affairs of the Bank	47	13

Vernon F. Bliven	Senior Vice President – Human Resources of the Bank	58	35

Elizabeth B. Eckel	Senior Vice President – Marketing of the Bank	47	16

William D. Gibson	Senior Vice President – Risk Management of the Bank	61	9

Barbara J. Perino, CPA	Senior Vice President – Operations and Technology of the Bank	46	19

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
B. Michael Rauh, Jr. joined the Bank in 1991 as Vice President – Marketing and was promoted in 1993 to Senior Vice President – Retail Banking. He was named Senior Vice President – Corporate Sales, Planning & Delivery in 2003. In 2005, he was appointed Executive Vice President – Corporate Sales, Planning and Delivery. In 2007, his title was changed to Executive Vice President, Sales, Service & Delivery.
James M. Vesey joined the Bank in 1998 as Senior Vice President – Commercial Lending. In 2000, he was named Senior Vice President and Chief Credit Officer. In 2007, he was appointed Executive Vice President and Chief Credit Officer.

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
William D. Gibson joined the Bank in March 1999 as Senior Vice President – Credit Administration. In 2007, he was named Senior Vice President – Risk Management.
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
The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2007 and 2006 are presented in the following table. The stock prices are based on the high and low sales prices during the respective quarter.

2007 Quarters	1	2	3	4

Stock prices:
High	$28.98	$27.69	$28.42	$28.65
Low	25.32	23.90	22.87	23.49

Cash dividend declared per share	$0.20	$0.20	$0.20	$0.20

2006 Quarters	1	2	3	4

Stock prices:
High	$29.49	$28.93	$27.44	$29.30
Low	25.45	24.07	24.01	25.31

Cash dividend declared per share	$0.19	$0.19	$0.19	$0.19
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
At February 21, 2008 there were 2,044 holders of record of the Bancorp’s common stock.
See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table provides information as of and for the quarter ended December 31, 2007 regarding shares of common stock of the Corporation that were repurchased under the Amended and Restated Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”), the 2006 Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan (the“1988 Plan”), the Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), and the Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”).

			Total number of	Maximum number
	Total number of		shares purchased as	of shares that may
	shares	Average price	part of publicly	yet be purchased
	purchased	paid per share	announced plan(s)	under the plan(s)

Deferred Compensation Plan (1)
Balance at beginning of period				N/A
10/1/2007 to 10/31/2007	287	$27.68	287	N/A
11/1/2007 to 11/30/2007	–	–	–	N/A
12/1/2007 to 12/31/2007	–	–	–	N/A

Total Deferred Compensation Plan	287	$27.68	287	N/A

2006 Stock Repurchase Plan (2)
Balance at beginning of period				214,600
10/1/2007 to 10/31/2007	–	–	–	–
11/1/2007 to 11/30/2007	–	–	–	–
12/1/2007 to 12/31/2007	–	–	–	–

Total 2006 Stock Repurchase Plan	–	–	–	214,600

Other (3)
Balance at beginning of period				N/A
10/1/2007 to 10/31/2007	–	–	–	N/A
11/1/2007 to 11/30/2007	289	$18.25	289	N/A
12/1/2007 to 12/31/2007	138	18.25	138	N/A

Total Other	427	$18.25	427	N/A

Total Purchases of Equity Securities	714	$22.04	714

(1)
The Deferred Compensation Plan allows directors and officers to defer a portion of their compensation. The deferred compensation is contributed to a rabbi trust that invests the assets of the trust into selected mutual funds as well as shares of the Bancorp’s common stock. The plan authorizes Bancorp to acquire shares of Bancorp’s common stock to satisfy its obligation under this plan. All shares are purchased in the open market. As of October 15, 2007, the Bancorp’s common stock was no longer available as a new benchmark investment under the plan. Further, directors and officers who currently have selected Bancorp’s common stock as a benchmark investment (the “Bancorp Stock Fund”) will be allowed to transfer from that fund during a transition period that will run through September 15, 2008. After September 15, 2008, directors and officers will not be allowed to make transfers from the Bancorp Stock Fund and any distributions will be made in whole shares of Bancorp’s common stock to the extent of the benchmark investment election in the Bancorp Stock Fund.

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

Selected Financial Data			(Dollars in thousands, except per share amounts)

At or for the years ended December 31,	2007	2006	2005	2004	2003

Financial Results:
Interest income	$136,434	$131,134	$115,693	$96,853	$86,245
Interest expense	76,490	69,660	55,037	42,412	37,446

Net interest income	59,944	61,474	60,656	54,441	48,799
Provision for loan losses	1,900	1,200	1,200	610	460

Net interest income after
provision for loan losses	58,044	60,274	59,456	53,831	48,339
Noninterest income	45,509	42,183	30,946	26,905	26,735

Net interest and noninterest income	103,553	102,457	90,402	80,736	75,074
Noninterest expense	68,906	65,335	56,393	50,373	47,632

Income before income taxes	34,647	37,122	34,009	30,363	27,442
Income tax expense	10,847	12,091	10,985	9,534	8,519

Net income	$23,800	$25,031	$23,024	$20,829	$18,923

Per share information ($):
Earnings per share:
Basic	1.78	1.86	1.73	1.57	1.44
Diluted	1.75	1.82	1.69	1.54	1.41
Cash dividends declared (1)	0.80	0.76	0.72	0.68	0.62
Book value	13.97	12.89	11.86	11.44	10.46
Tangible book value	9.33	8.61	7.79	9.64	8.60
Market value – closing stock price	25.23	27.89	26.18	29.31	26.20

Performance Ratios (%):
Return on average assets	0.99	1.04	0.98	0.97	1.03
Return on average shareholders’ equity	13.48	14.99	14.80	14.40	14.15
Average equity to average total assets	7.33	6.93	6.62	6.73	7.24
Dividend payout ratio (2)	45.71	41.76	42.60	44.16	43.97

Asset Quality Ratios (%):
Nonperforming loans to total loans	0.27	0.19	0.17	0.38	0.29
Nonperforming assets to total assets	0.17	0.11	0.10	0.21	0.14
Allowance for loan losses to nonaccrual loans	471.12	693.87	742.25	354.49	580.17
Allowance for loan losses to total loans	1.29	1.29	1.28	1.34	1.66
Net charge-offs (recoveries) to average loans	0.03	0.02	(0.01)	(0.02)	–

Capital Ratios (%):
Tier 1 leverage capital ratio	6.09	6.01	5.45	5.35	5.65
Tier 1 risk-based capital ratio	9.10	9.57	9.06	9.15	10.00
Total risk-based capital ratio	10.39	10.96	10.51	10.72	11.57

(1)	Represents historical per share dividends declared by the Bancorp.

(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Financial Data				(Dollars in thousands)

December 31,	2007	2006	2005	2004	2003

Assets:
Cash and cash equivalents	$41,112	$71,909	$66,163	$52,081	$61,110
Total securities	751,778	703,851	783,941	890,058	839,421
FHLB stock	31,725	28,727	34,966	34,373	31,464
Loans:
Commercial and other	680,266	587,397	554,734	507,711	408,477
Residential real estate	599,671	588,671	582,708	513,695	389,855
Consumer	293,715	283,918	264,466	228,270	162,649

Total loans	1,573,652	1,459,986	1,401,908	1,249,676	960,981
Less allowance for loan losses	20,277	18,894	17,918	16,771	15,914

Net loans	1,553,375	1,441,092	1,383,990	1,232,905	945,067
Investment in bank-owned life insurance	41,363	39,770	30,360	29,249	28,074
Goodwill and other intangibles	61,912	57,374	54,372	23,900	24,544
Other assets	58,675	56,442	48,211	45,254	44,127

Total assets	$2,539,940	$2,399,165	$2,402,003	$2,307,820	$1,973,807

Liabilities:
Deposits:
Demand deposits	$175,542	$186,533	$196,102	$189,588	$194,144
NOW accounts	164,944	175,479	178,677	174,727	153,344
Money market accounts	321,600	286,998	223,255	196,775	83,037
Savings accounts	176,278	205,998	212,499	251,920	257,497
Time deposits	807,841	822,989	828,725	644,875	518,119

Total deposits	1,646,205	1,677,997	1,639,258	1,457,885	1,206,141
FHLB advances	616,417	474,561	545,323	672,748	607,104
Junior subordinated debentures	22,681	22,681	22,681	–	–
Other borrowings	32,560	14,684	9,774	3,417	2,311
Other liabilities	35,564	36,186	26,521	21,918	20,196
Shareholders’ equity	186,513	173,056	158,446	151,852	138,055

Total liabilities and shareholders’ equity	$2,539,940	$2,399,165	$2,402,003	$2,307,820	$1,973,807

Asset Quality:
Nonaccrual loans	$4,304	$2,723	$2,414	$4,731	$2,743

Other real estate owned, net	–	–	–	4	11

Total nonperforming assets	$4,304	$2,723	$2,414	$4,735	$2,754

Wealth Management Assets: (1)
Market value of assets under administration	$4,014,352	$3,609,180	$3,215,763	$1,821,718	$1,741,948

(1)	Certain prior year amounts have been adjusted to conform to the current year presentation.

Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)

2007	Q1	Q2	Q3	Q4	Year

Interest income:
Interest and fees on loans	$23,934	$24,414	$25,032	$25,340	$98,720
Income on securities:
Taxable	7,792	7,839	7,565	7,967	31,163
Nontaxable	668	759	781	775	2,983
Dividends on corporate stock and FHLB stock	718	685	669	665	2,737
Other interest income	191	184	275	181	831

Total interest income	33,303	33,881	34,322	34,928	136,434

Interest expense:
Deposits	12,977	13,215	13,140	13,090	52,422
FHLB advances	4,968	5,112	5,243	6,318	21,641
Junior subordinated debentures	338	338	338	338	1,352
Other interest expense	150	289	291	345	1,075

Total interest expense	18,433	18,954	19,012	20,091	76,490

Net interest income	14,870	14,927	15,310	14,837	59,944
Provision for loan losses	300	300	300	1,000	1,900

Net interest income after provision for loan losses	14,570	14,627	15,010	13,837	58,044

Noninterest income:
Wealth management services:
Trust and investment advisory fees	5,038	5,252	5,336	5,498	21,124
Mutual fund fees	1,262	1,352	1,386	1,430	5,430
Financial planning, commissions and other service fees	570	889	456	547	2,462

Wealth management services	6,870	7,493	7,178	7,475	29,016
Service charges on deposit accounts	1,125	1,220	1,214	1,154	4,713
Merchant processing fees	1,204	1,829	2,252	1,425	6,710
Income from bank-owned life insurance	391	399	376	427	1,593
Net gains on loan sales and commissions on loans originated for others	264	510	431	288	1,493
Net realized gains (losses) on securities	1,036	(700)	–	119	455
Other income	358	372	399	400	1,529

Total noninterest income	11,248	11,123	11,850	11,288	45,509

Noninterest expense:
Salaries and employee benefits	9,812	10,285	10,098	9,791	39,986
Net occupancy	1,017	1,038	1,021	1,074	4,150
Equipment	832	861	871	909	3,473
Merchant processing costs	1,019	1,558	1,916	1,193	5,686
Outsourced services	519	535	556	570	2,180
Advertising and promotion	429	572	466	557	2,024
Legal, audit and professional fees	450	404	444	463	1,761
Amortization of intangibles	368	348	341	326	1,383
Debt prepayment penalties	1,067	–	–	–	1,067
Other expenses	1,596	2,159	1,599	1,842	7,196

Total noninterest expense	17,109	17,760	17,312	16,725	68,906

Income before income taxes	8,709	7,990	9,548	8,400	34,647
Income tax expense	2,734	2,508	2,992	2,613	10,847

Net income	$5,975	$5,482	$6,556	$5,787	$23,800

Weighted average shares outstanding – basic	13,412.1	13,339.6	13,323.6	13,347.5	13,355.5
Weighted average shares outstanding – diluted	13,723.0	13,616.4	13,564.1	13,580.7	13,604.1
Per share information:
Basic earnings per share	$0.45	$0.41	$0.49	$0.43	$1.78
Diluted earnings per share	$0.44	$0.40	$0.48	$0.43	$1.75
Cash dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.80

Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)

2006	Q1	Q2	Q3	Q4	Year

Interest income:
Interest and fees on loans	$21,897	$23,130	$23,430	$23,733	$92,190
Income on securities:
Taxable	8,412	8,648	8,493	8,210	33,763
Nontaxable	328	371	405	514	1,618
Dividends on corporate stock and FHLB stock	678	249	1,197	718	2,842
Other interest income	115	150	252	204	721

Total interest income	31,430	32,548	33,777	33,379	131,134

Interest expense:
Deposits	10,238	11,161	12,473	13,110	46,982
FHLB advances	5,359	5,745	5,011	4,801	20,916
Junior subordinated debentures	338	338	338	338	1,352
Other interest expense	80	87	89	154	410

Total interest expense	16,015	17,331	17,911	18,403	69,660

Net interest income	15,415	15,217	15,866	14,976	61,474
Provision for loan losses	300	300	300	300	1,200

Net interest income after provision for loan losses	15,115	14,917	15,566	14,676	60,274

Noninterest income:
Wealth management services:
Trust and investment advisory fees	4,627	4,682	4,727	5,063	19,099
Mutual fund fees	1,130	1,214	1,229	1,092	4,665
Financial planning, commissions and other service fees	683	841	509	583	2,616

Wealth management services	6,440	6,737	6,465	6,738	26,380
Service charges on deposit accounts	1,119	1,236	1,312	1,248	4,915
Merchant processing fees	1,047	1,656	2,125	1,380	6,208
Income from bank-owned life insurance	279	346	389	396	1,410
Net gains on loan sales and commissions on loans originated for others	276	336	417	394	1,423
Net realized gains (losses) on securities	59	765	(365)	(16)	443
Other income	300	371	440	293	1,404

Total noninterest income	9,520	11,447	10,783	10,433	42,183

Noninterest expense:
Salaries and employee benefits	9,619	9,830	9,651	9,598	38,698
Net occupancy	954	1,018	934	982	3,888
Equipment	799	881	872	818	3,370
Merchant processing costs	887	1,407	1,796	1,167	5,257
Outsourced services	518	496	490	505	2,009
Advertising and promotion	437	681	371	405	1,894
Legal, audit and professional fees	376	403	563	295	1,637
Amortization of intangibles	405	406	398	384	1,593
Other expenses	1,709	2,158	1,536	1,586	6,989

Total noninterest expense	15,704	17,280	16,611	15,740	65,335

Income before income taxes	8,931	9,084	9,738	9,369	37,122
Income tax expense	2,858	2,907	3,160	3,166	12,091

Net income	$6,073	$6,177	$6,578	$6,203	$25,031

Weighted average shares outstanding – basic	13,386.8	13,419.9	13,436.6	13,452.5	13,424.1
Weighted average shares outstanding – diluted	13,698.6	13,703.2	13,726.3	13,769.3	13,723.2
Per share information:
Basic earnings per share	$0.45	$0.46	$0.49	$0.46	$1.86
Diluted earnings per share	$0.44	$0.45	$0.48	$0.45	$1.82
Cash dividends declared per share	$0.19	$0.19	$0.19	$0.19	$0.76

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Corporation for the periods shown. For a full understanding of this analysis, it should be read in conjunction with other sections of this Annual Report on Form 10-K, including Part I, “Item 1. Business”, Part II, “Item 6. Selected Financial Data”, and Part III, “Item 8. Financial Statements and Supplementary Data”.
The Bancorp is a publicly-owned registered bank holding company and financial holding company. The Bancorp owns all of the outstanding common stock of the Bank, a Rhode Island chartered commercial bank founded in 1800. Through its subsidiaries, the Bancorp offers a comprehensive product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its branch offices in Rhode Island, Massachusetts and southeastern Connecticut, ATMs, and its Internet web site (www.washtrust.com).
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
Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements. In addition, the factors described under “Risk Factors” in Item 1A of this Annual Report on Form 10-K may result in these differences. You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences. These forward-looking statements were based on information, plans and estimates at the date of this report, and we do not promise to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.
Application of Critical Accounting Policies and Estimates
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on income and the carrying value of certain assets, are considered critical accounting policies. The Corporation considers the following to be its critical accounting policies: allowance for loan losses, accounting for acquisitions and review of goodwill and intangible assets for impairment, and other-than-temporary impairment of investments. There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.
Allowance for Loan Losses
Arriving at an appropriate level of allowance for loan losses necessarily involves a high degree of judgment. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for certain specific loans, (2) general loss allocation factors for certain loan types based on credit grade and loss experience, and (3) general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with U.S. generally accepted accounting principles (SFAS 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15”). Other individual commercial loans and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors. For example, a significant portion of our loan portfolio is concentrated among borrowers in southern New England, primarily Rhode Island and, to a lesser extent, Connecticut and Massachusetts, and a substantial portion of the portfolio is collateralized by real estate in this area. A portion of the commercial loans and commercial mortgage loans are to borrowers in the hospitality, tourism and recreation industries. Further, economic conditions which may affect the ability of borrowers to meet debt service requirements are considered, including interest rates and energy costs. Results of regulatory examinations, historical loss ranges, portfolio composition, including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered.
Since the methodology is based upon historical experience and trends as well as management’s judgment, factors may arise that result in different estimations. Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, and declines in local property values. While management’s evaluation of the allowance for loan losses as of December 31, 2007, considers the allowance to be adequate, under adversely different conditions or assumptions, the Corporation would need to increase the allowance.
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
Other-Than-Temporary Impairment of Investments
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

Results of Operations
Overview
Net income for the year ended December 31, 2007 amounted to $23.8 million, or $1.75 per diluted share, compared to $25.0 million, or $1.82 per diluted share, for 2006. The rates of return on average equity and average assets for 2007 were 13.48% and 0.99%, respectively. Comparable amounts for 2006 were 14.99% and 1.04%, respectively.
The $1.2 million, or 4.9%, decrease in net income was attributable to several factors that affected the results of operations for 2007. Net interest income declined by $1.5 million, or 2.5%, largely due to a 4 basis point decline in the fully taxable equivalent net interest margin. The provision for loan losses was increased from $1.2 million in 2006 to $1.9 million in 2007. Revenues from wealth management services rose by $2.6 million, or 10.0%, primarily attributable to an increase in wealth management assets under administration. A $1.1 million debt prepayment charge was recorded in noninterest expense as a result of prepayments of higher cost Federal Home Loan Bank of Boston (“FHLB”) advances. There were no debt prepayment penalty charges in 2006. All other noninterest expenses, excluding the debt prepayment charge, rose by $2.5 million, or 3.8%. The effective income tax rate declined from 32.6% in 2006 to 31.3% in 2007, primarily due to a higher proportion of income from tax-exempt securities.
Selected financial highlights for 2007 and 2006 are presented in the table below:
(Dollars and shares in thousands, except per share amounts)

At or for the Years Ended December 31,	2007	2006

Earnings:
Net income	$23,800	$25,031
Diluted earnings per share	$1.75	$1.82
Dividends declared per share	$0.80	$0.76
Book value per share	$13.97	$12.89
Tangible book value per share	$9.33	$8.61
Weighted average shares – Basic	13,355.5	13,424.1
Weighted average shares – Diluted	13,604.1	13,723.2

Select Ratios:
Return on average assets	0.99%	1.04%
Return on average shareholders equity	13.48%	14.99%
Interest rate spread (taxable equivalent basis)	2.39%	2.47%
Net interest margin (taxable equivalent basis)	2.76%	2.80%
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
Net interest income for 2007 totaled $59.9 million, down $1.5 million, or 2.5%, from the amount reported for 2006. The decline in net interest income was due to the fact that rates paid on deposits and borrowings have risen faster than earning asset yields and a higher rate of growth was experienced in higher cost deposit categories. In addition, the average balance of total interest-earning assets have declined somewhat in 2007 compared to 2006.
The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.
FTE net interest income for 2007 amounted to $61.8 million, down $1.1 million, or 1.8%, from the $62.9 million reported for 2006. The net interest margin (FTE net interest income as a percentage of average interest-earning assets) for 2007 amounted to 2.76%, compared to 2.80% for 2006. The decline in net interest margin was attributable to more rapid increases in rates paid on deposits and FHLB advances than asset yields; and to a shift in the mix of deposits away from lower cost transactional and savings accounts and into higher cost premium money market accounts and in-market certificates of deposit.
Average interest-earning assets decreased $6.2 million, or 0.3%, in 2007. This was mainly due to a decline in average securities, offset in part by growth in the loan portfolio. Average loan balances grew $70.5 million, or 4.9%, mainly due to internal growth in the commercial loan portfolio. The yield on total loans increased 13 basis points in 2007. The contribution of loan prepayment and other fees to the yield on total loans was 4 basis points and 5 basis points, respectively, in 2007 and 2006. The increase in the yield on total loans was primarily due to higher marginal yields on loans as compared to the prior year and higher yields on new loan originations. Total average securities declined $76.7 million, or 9.4%, in 2007. During the majority of 2007, the relatively flat yield curve made reinvestment of maturing balances unattractive relative to funding costs. The 40 basis point increase in the total yield on securities in 2007 resulted primarily from the sale or runoff of lower yielding securities.
In 2007, average interest-bearing liabilities decreased $9.8 million, or 0.5%, while cost of funds increased 35 basis points. The Corporation experienced a shift in deposit mix with increases in higher cost premium money market accounts and in-market certificates of deposit and decreases in demand deposits and lower cost NOW and savings accounts. The balance of average FHLB advances decreased $20.4 million in 2007, while the average rate paid on FHLB advances increased 32 basis points. In addition, the decline in average interest-bearing liabilities included the effect of a managed reduction in brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources. Average brokered certificates of deposit decreased $54.3 million, or 26.6%, in 2007.

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

Years ended December 31,	2007			2006			2005
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate

Assets:
Residential real estate loans	$589,619	$31,540	5.35	$590,245	$30,237	5.12	$562,838	$27,890	4.96
Commercial and other loans	626,309	47,713	7.62	564,310	43,409	7.69	531,434	37,244	7.01
Consumer loans	283,873	19,634	6.92	274,764	18,748	6.82	246,959	13,983	5.66

Total loans	1,499,801	98,887	6.59	1,429,319	92,394	6.46	1,341,231	79,117	5.90
Cash, federal funds sold and other short-term investments	16,759	831	4.96	14,548	721	4.96	14,703	451	3.07
Taxable debt securities	605,443	31,163	5.15	712,870	33,763	4.74	783,662	32,934	4.20
Nontaxable debt securities	77,601	4,368	5.63	42,977	2,486	5.79	23,329	1,362	5.84
Corporate stocks and FHLB stock	42,544	3,047	7.16	48,643	3,205	6.59	50,763	2,858	5.63

Total securities	742,347	39,409	5.31	819,038	40,175	4.91	872,457	37,605	4.31

Total interest-earning assets	2,242,148	138,296	6.17	2,248,357	132,569	5.90	2,213,688	116,722	5.27
Noninterest-earning assets	165,561			159,115			137,460

Total assets	$2,407,709			$2,407,472			$2,351,148

Liabilities and shareholders’ equity:
NOW accounts	$166,580	$285	0.17	$173,137	$302	0.17	$176,706	$ 295	0.17
Money market accounts	303,138	11,846	3.91	262,613	9,063	3.45	203,799	4,386	2.15
Savings accounts	194,342	2,619	1.35	198,040	1,464	0.74	234,311	1,392	0.59
Time deposits	821,951	37,672	4.58	856,979	36,153	4.22	741,456	26,113	3.52
FHLB advances	489,229	21,641	4.42	509,611	20,916	4.10	611,177	22,233	3.64
Junior subordinated debentures	22,681	1,352	5.96	22,681	1,352	5.96	7,767	458	5.90
Other	23,990	1,075	4.48	8,627	410	4.76	3,581	160	4.48

Total interest-bearing liabilities	2,021,911	76,490	3.78	2,031,688	69,660	3.43	1,978,797	55,037	2.78

Demand deposits	177,342			185,322			197,245
Other liabilities	31,886			23,517			19,498
Shareholders’ equity	176,570			166,945			155,608

Total liabilities and shareholders’ equity	$2,407,709			$2,407,472			$2,351,148

Net interest income		$61,806			$62,909			$61,685

Interest rate spread			2.39			2.47			2.49

Net interest margin			2.76			2.80			2.79

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:
(Dollars in thousands)

Years ended December 31,	2007	2006	2005

Commercial and other loans	$167	$204	$186
Nontaxable debt securities	1,385	868	476
Corporate stocks and FHLB stock	310	363	367

Total	$1,862	$1,435	$1,029

Volume/Rate Analysis – Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a fully taxable equivalent basis regarding changes in our interest income and interest expense for the periods indicated. The net change attributable to both volume and rate has been allocated proportionately.

	2007/2006			2006/2005
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change

Interest on interest-earning assets:
Residential real estate loans	$(33)	$1,336	$1,303	$1,412	$935	$2,347
Commercial and other loans	4,704	(400)	4,304	2,401	3,764	6,165
Consumer loans	615	271	886	1,689	3,076	4,765
Cash, federal funds sold and other short-term investments	109	1	110	(5)	275	270
Taxable debt securities	(5,366)	2,766	(2,600)	(3,150)	3,979	829
Nontaxable debt securities	1,953	(71)	1,882	1,136	(12)	1,124
Corporate stocks and FHLB stock	(421)	263	(158)	(124)	471	347

Total interest income	1,561	4,166	5,727	3,359	12,488	15,847

Interest on interest-bearing liabilities:
NOW accounts	(17)	–	(17)	7	–	7
Money market accounts	1,493	1,290	2,783	1,511	3,166	4,677
Savings accounts	(27)	1,182	1,155	(239)	311	72
Time deposits	(1,507)	3,026	1,519	4,411	5,629	10,040
FHLB advances	(859)	1,584	725	(3,942)	2,625	(1,317)
Junior subordinated debentures	–	–	–	889	5	894
Other	689	(24)	665	239	11	250

Total interest expense	(228)	7,058	6,830	2,876	11,747	14,623

Net interest income	$1,789	$(2,892)	$(1,103)	$483	$741	$1,224

Provision and Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance for loan losses was $20.3 million, or 1.29% of total loans, at December 31, 2007, compared to $18.9 million, or 1.29% of total loans, at December 31, 2006. For the year 2007, the Corporation’s provision for loan losses charged to earnings amounted to $1.9 million, compared to $1.2 million for 2006. The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, growth in the loan portfolio, ongoing evaluation of credit quality, with particular emphasis on the commercial portfolio, and general economic conditions. See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.
Noninterest Income
Noninterest income is an important source of revenue for Washington Trust. Noninterest income was 43% of total revenues (net interest income plus noninterest income) in 2007. Washington Trust’s primary sources of noninterest income are revenues from wealth management services, service charges on deposit accounts, merchant credit card processing fees, and net gains on loan sales and commissions on loans originated for others. Also included in noninterest income are earnings generated from bank-owned life insurance (“BOLI”). Noninterest income amounted to $45.5 million for 2007, up $3.3 million, or 7.9%, from 2006. This increase was largely attributable to higher revenues from wealth management services.

The following table presents a noninterest income comparison for the years ended December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006	$ Change	% Change

Noninterest income:
Wealth management services:
Trust and investment advisory fees	$21,124	$19,099	$2,025	10.6%
Mutual fund fees	5,430	4,665	765	16.4
Financial planning, commissions and other service fees	2,462	2,616	(154)	(5.9)

Wealth management services	29,016	26,380	2,636	10.0
Service charges on deposit accounts	4,713	4,915	(202)	(4.1)
Merchant processing fees	6,710	6,208	502	8.1
Income from BOLI	1,593	1,410	183	13.0
Net gains on loan sales and commissions on loans originated for others	1,493	1,423	70	4.9
Other income	1,529	1,404	125	8.9

Subtotal	45,054	41,740	3,314	7.9
Net realized gains on securities	455	443	12	2.7

Total noninterest income	$45,509	$42,183	$3,326	7.9%

Revenue from wealth management services increased $2.6 million, or 10.0%, in 2007. Revenue from wealth management services is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. Assets under administration totaled $4.0 billion at December 31, 2007, up $405 million, or 11.2%, from December 31, 2006. This increase was due to successful business development efforts and customer cash flows. The following table presents the changes in wealth management assets under administration for the year ended December 31, 2007:

(Dollars in thousands)	2007

Wealth Management Assets Under Administration:
Balance at the beginning of period (1)	$3,609,180
Net market appreciation and income	272,398
Net customer cash flows	132,774

Balance at the end of period	$4,014,352

(1)	Prior period amounts have been adjusted to conform to the current year presentation.
Service charges on deposit accounts decreased $202 thousand, or 4.1%, in 2007. The decrease was attributable to changes in customer behavior and to a gradual shift of balances to products with lower fee terms.
Merchant processing fees increased $502 thousand, or 8.1%, in 2007 primarily due to increases in the volume of transactions processed for existing and new customers. Merchant processing fees represents charges to merchants for credit card transactions processed. See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense.”
Income from BOLI amounted to $1.6 million and $1.4 million for 2007 and 2006, respectively. BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The BOLI investment provides a means to mitigate increasing employee benefit costs. During the second quarter of 2006, Washington Trust purchased an additional $8 million in BOLI. See additional discussion under the caption “Financial Condition” for further information on the investment in BOLI.
We originate residential mortgage loans for sale in the secondary market and also originate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In addition, from time to time we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors. Net gains on loan sales and commissions on loans originated for others amounted to $1.5 million in 2007, up 4.9% from 2006. Increases in residential mortgage origination and sales activity were offset in part by declines in sales of SBA loans.

Other income consists of mortgage servicing fees, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit and other fees. Other income increased $125 thousand, or 8.9%, in 2007.
In 2007 and 2006, net realized gains on sales of securities totaled $455 thousand and $443 thousand, respectively. These amounts included $397 thousand and $381 thousand of gains recognized in 2007 and 2006, respectively, resulting from the Corporation’s annual charitable contribution of appreciated equity securities to the Corporation’s charitable foundation. The cost of the annual contributions, which was included in noninterest expenses, amounted to $520 thousand and $513 thousand in 2007 and 2006, respectively. Net realized gains of $314 thousand were recognized in 2007 from certain debt and equity securities that were called prior to their maturity by the issuers. In addition, sales of debt and equity securities in 2007 resulted in net realized losses of $256 thousand. In the second half of 2006, balance repositioning transactions were conducted in response to the flat to inverted yield curve shape in effect during most of that period. These transactions included sales of mortgage-backed securities and other debt securities resulting in realized losses of $3.5 million. In addition, during 2006 equity securities were sold with a realized gain of $3.5 million. See additional discussion under the caption “Financial Condition” for further information on the investment securities portfolio.
Noninterest Expense
Noninterest expense totaled $68.9 million, up $3.6 million, or 5.5%, from 2006. Included in this increase was $1.1 million in debt prepayment penalties that were incurred in the first quarter of 2007 as a result of the prepayment of higher cost FHLB advances. Excluding the debt prepayment penalty expense, noninterest expense for 2007 increased $2.5 million, or 3.8%, over the prior year. Additional discussion and further changes in the components of noninterest expenses are disclosed below.
The following table presents a noninterest expense comparison for the years ended December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006	$ Change	% Change

Noninterest expense:
Salaries and employee benefits	$39,986	$38,698	$1,288	3.3%
Net occupancy	4,150	3,888	262	6.7
Equipment	3,473	3,370	103	3.1
Merchant processing costs	5,686	5,257	429	8.2
Outsourced services	2,180	2,009	171	8.5
Advertising and promotion	2,024	1,894	130	6.9
Legal, audit and professional fees	1,761	1,637	124	7.6
Amortization of intangibles	1,383	1,593	(210)	(13.2)
Debt prepayment penalties	1,067	–	1,067	100.0
Other	7,196	6,989	207	3.0

Total noninterest expense	$68,906	$65,335	$3,571	5.5%

Salaries and employee benefits expense, the largest component of total noninterest expense, increased $1.3 million, or 3.3%, in 2007. This increase was largely due to increases in salaries and wages.
Net occupancy expense in 2007 increased $262 thousand, or 6.7%. The increase reflected higher rental expense for premises leased by the Bank. Equipment expense increased 3.1% in 2007, primarily due to additional investments in technology and other equipment.
Merchant processing costs increased $429 thousand, or 8.2%, in 2007 due largely to increased volume of transactions processed for existing and new customers. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.
Outsourced services increased $171 thousand, or 8.5%, in 2007 due to higher third party vendor costs. As a result of stronger marketing and promotion efforts, advertising and promotion expense increased $130 thousand, or 6.9%, in 2007. Legal, audit and professional fees increased 7.6% from 2006, primarily due to increased consulting costs.
Amortization of intangibles amounted to $1.4 million in 2007 and $1.6 million in 2006. See Note 9 to the Consolidated Financial Statements for additional information on intangible assets.

Debt prepayment penalties expense, resulting from the first quarter 2007 prepayment of $26.5 million in higher cost FHLB advances, amounted to $1.1 million in 2007.
Other noninterest expense increased $207 thousand, or 3.0%, in 2007. This includes an increase of $109 thousand in credit and collection costs.
Income Taxes
Income tax expense amounted to $10.8 million and $12.1 million in 2007 and 2006, respectively. The Corporation’s effective tax rate was 31.3% in 2007, compared to a rate of 32.6% in 2006. These rates differed from the federal rate of 35.0% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI. In 2007, the decrease in the effective tax rate was primarily due to higher average balances in nontaxable state and municipal debt obligations.
The Corporation’s net deferred tax asset amounted to $7.7 million at December 31, 2007, compared to $6.7 million at December 31, 2006. The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years. See Note 10 to the Consolidated Financial Statements for additional information regarding income taxes.
Comparison of 2006 with 2005
Net income for the year ended December 31, 2006 amounted to $25.0 million, up $2.0 million, or 8.7% from the amount reported for 2005. On a diluted share basis, net income was $1.82 for 2006, up $0.13, or 7.7% from the $1.69 reported for 2005. The rates of return on average equity and average assets for 2006 were 14.99% and 1.04%, respectively. Comparable amounts for the year 2005 were 14.80% and 0.98%, respectively.
On August 31, 2005, the Corporation completed the acquisition of Weston Financial, a Registered Investment Adviser and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. The results of Weston Financial’s operations have been included in the Consolidated Statements of Income since that date. One-time expenses associated with the acquisition amounting to $605 thousand were recognized in the third quarter of 2005. After tax, this amounted to $440 thousand, or approximately 3 cents per diluted share. The acquisition of Weston Financial increased the size and range of products and services offered by Washington Trust’s wealth management group. As a result of the Weston Financial acquisition, wealth management assets under administration increased from approximately $1.9 billion to $3.3 billion. Washington Trust financed the payments made at closing through the issuance of two series of trust preferred stock by newly-formed special purpose finance entities in an aggregate amount of $22 million (see Note 12 to the Consolidated Financial Statements).
Net interest income totaled $61.5 million in 2006, an increase of $818 thousand, or 1.3%, from 2005. FTE net interest income for 2006 totaled $62.9 million, up $1.2 million, or 2.0% from 2005. The net interest margin for 2006 amounted to 2.80%, compared to 2.79% for 2005. Excluding the impact of loan prepayment fees and other fees, such as late charges, the net interest margin was up 2 basis points from 2005. The continued rise in short-term rates in 2006 caused deposit costs to rise, while yields on loans and securities have increased by lesser amounts.
Average interest-earning assets increased by $34.7 million, or 1.6%, in 2006. This increase was mainly due to growth of $88.1 million, or 6.6%, in the loan portfolio, which was partially offset by reductions of $53.4 million, or 6.1%, in the securities portfolio. Growth in average loan balances resulted from internal loan growth.
The yield on total loans increased 56 basis points in 2006. The contribution of loan prepayment penalties and other fees to the yield on total loans was 5 basis points and 6 basis points, respectively, for 2006 and 2005. The increase in the yield on total loans was primarily due to higher marginal yields on loans as compared to the prior year and higher yields on new loan originations. Total average securities declined in 2006. The flattening and inversion of the yield curve made reinvestment of maturing balances relatively unattractive relative to funding costs during this period and lower yielding fixed and adjustable rate mortgage-backed securities totaling $104.6 million were sold in the second half of 2006. The total yield on securities increased 60 basis points in 2006, reflecting a combination of higher yields on variable rate securities tied to short-term interest rates, sale or runoff of lower yielding securities and higher marginal rates on reinvestment of cash flows in 2006 relative to the prior year.

Average interest-bearing liabilities increased $52.9 million, or 2.7%, in 2006. The Corporation experienced growth in time deposits and money market accounts, and declines in NOW accounts, savings account balances and FHLB advances. The increase in average interest-bearing liabilities was largely due to $115.5 million of growth in time deposits in 2006. The average rate paid on time deposits in 2006 increased 70 basis points and amounted to 4.22%. Included in time deposits were brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with other sources. Average brokered certificates of deposit increased $12.0 million in 2006. The balance of average FHLB advances decreased $101.6 million in 2006, while the average rate paid on FHLB advances increased 46 basis points.
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

Revenue from wealth management services increased $9.7 million, or 58.3%, in 2006. This increase was primarily due to the acquisition of Weston Financial completed on August 31, 2005. Revenue from wealth management services is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. Assets under administration totaled $3.609 billion at December 31, 2006, up $393 million, or 12.2%, from $3.216 billion at December 31, 2005. This increase was due to financial market appreciation and business development efforts.
Service charges on deposit accounts were up $413 thousand, or 9.2%, in 2006. This increase was primarily attributable to higher fees as well as expanded fee arrangements in the areas of insufficient funds fees and debit card fees.
Merchant processing fees (charges to merchants for credit card transactions processed) increased $1.0 million, or 19.3%, in 2006 primarily due to increases in the volume of transactions processed for existing and new customers.
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

Net gains on loan sales and commissions on loans originated for others decreased $256 thousand, or 15.2%, in 2006, due to a decline in sales of residential mortgage loans and SBA loans. In general, loan originations have been adversely affected by higher interest rates.
Other income consisted of mortgage servicing fees, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit and other fees. Other income amounted to $1.4 million in 2006, down 2.0% from 2005.
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

Salaries and employee benefits expense increased $6.6 million, or 20.4%, in 2006. Approximately 58.2% of the increase in 2006 was due to the operating expenses of Weston Financial. The remainder of the increase in 2006 was due to increases in salaries and wages, higher defined benefit plan costs, increases in performance-based compensation and higher share-based compensation.
Net occupancy expense in 2006 increased $428 thousand, or 12.4%. The increase reflected higher rental expense for premises leased by the Bank and included operating expenses of Weston Financial.
Merchant processing costs (third-party costs incurred that are directly attributable to handling merchant credit card transactions) increased $938 thousand, or 21.7%, in 2006 due largely to increased volume of transactions processed for existing and new customers.

Outsourced services increased 16.6% in 2006 due to higher costs for data processing services and third-party vendor costs.
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
Financial Condition
Summary
 Total assets were $2.5 billion at December 31, 2007, up $140.8 million from December 31, 2006, largely due to the $112.3 million increase in the loan portfolio. Total liabilities increased $127.3 million in 2007, primarily due to increases in FHLB advances. Shareholders’ equity totaled $186.5 million at December 31, 2007, compared to $173.1 million at the end of 2006.
Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale or held to maturity at the time of purchase. Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements. Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized. Securities designated as held to maturity are classified as such because the Corporation has the intent and ability to hold them until maturity. Securities held to maturity are reported at amortized cost. At December 31, 2007, the Corporation’s portfolio consisted primarily of mortgage-backed securities and U.S. government treasury and agency securities. All of the Corporation’s mortgage-backed securities are issued by U.S. government and government-sponsored agencies. See Note 5 to the Consolidated Financial Statements for additional information.
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
The Corporation intended to elect early adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”) and sold twelve held to maturity securities with an amortized cost of $61.9 million on April 13, 2007. The Corporation intended to account for these transactions under the transition provisions of SFAS No. 159. Subsequent to the Corporation’s original decision to early adopt SFAS No. 159, clarifications of the interpretation of the application of SFAS No. 159 by applicable regulatory and industry bodies, including the AICPA’s Center for Audit Quality, led us to conclude that the application of SFAS No. 159 to our transactions might be inconsistent with the intent and spirit of the statement. Consequently, the Corporation subsequently decided not to early-adopt SFAS No. 159 and realized securities losses of $1.7 million were recognized in the second quarter of 2007. In addition, the remaining held to maturity portfolio was reclassified to the available for sale category as of the April 13, 2007 sale date of the securities. The Corporation will not be able to classify securities in the held to maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.
Purchases of investment securities during 2007 totaled $310.9 million and were comprised of $258.7 million of mortgage-backed securities issued by U.S. government and government-sponsored agencies, $19.1 million in U.S. government-sponsored agency debentures, $15.3 million in trust preferred securities, $16.0 million in municipal securities, and $1.8 million in equity securities.
The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)
December 31,	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$139,599	18%	$157,285	30%	$107,651	18%
Mortgage-backed securities issued by U.S. government and government-sponsored agencies	469,388	62%	293,787	56%	428,174	69%
States and political subdivisions	80,894	11%	–	–%	–	–%
Trust preferred securities	34,454	5%	30,574	6%	30,363	5%
Corporate bonds	14,101	2%	25,034	5%	32,832	5%
Corporate stocks	13,342	2%	19,716	3%	20,214	3%

Total securities available for sale	$751,778	100%	$526,396	100%	$619,234	100%

(Dollars in thousands)
December 31,	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$ –	–%	$42,000	24%	$47,250	29%
Mortgage-backed securities issued by U.S. government-sponsored agencies	–	–%	69,340	39%	84,960	52%
States and political subdivisions	–	–%	66,115	37%	32,497	19%

Total securities held to maturity	$ –	–%	$177,455	100%	$164,707	100%

At December 31, 2007 and 2006, the securities portfolio included $1.2 million of net pretax unrealized gains and $1.7 million of net pretax unrealized losses, respectively. See Note 5 to the Consolidated Financial Statements for detail of unrealized gains and losses on securities.
Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances. As of December 31, 2007 and 2006, the Corporation’s investment in FHLB stock totaled $31.7 million and $28.7 million, respectively.

Loans
The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial:
Mortgages	$278,821	18%	$282,019	19%	$291,292	21%	$266,670	21%	$227,334	24%
Construction & development	60,361	4%	32,233	2%	37,190	3%	29,263	2%	12,486	1%
Other (1)	341,084	21%	273,145	19%	226,252	16%	211,778	18%	168,657	18%

Total commercial	680,266	43%	587,397	40%	554,734	40%	507,711	41%	408,477	43%
Residential real estate:
Mortgages	588,628	37%	577,522	40%	565,680	40%	494,720	40%	375,706	39%
Homeowner construction	11,043	1%	11,149	–%	17,028	2%	18,975	1%	14,149	2%

Total residential real estate	599,671	38%	588,671	40%	582,708	42%	513,695	41%	389,855	41%

Consumer:
Home equity lines	144,429	9%	145,676	10%	161,100	11%	155,001	12%	80,523	12%
Home equity loans	99,827	6%	93,947	6%	72,288	5%	54,297	4%	35,935	4%
Other (2)	49,459	4%	44,295	4%	31,078	2%	18,972	2%	46,191	–%

Total consumer loans	293,715	19%	283,918	20%	264,466	18%	228,270	18%	162,649	16%

Total loans	$1,573,652	100%	$1,459,986	100%	$1,401,908	100%	$1,249,676	100%	$960,981	100%

(1)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(2)	Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Washington Trust’s loan portfolio amounted to $1.6 billion at December 31, 2007, up $113.7 million, or 7.8%, in 2007.
Commercial loans, including commercial real estate and construction loans, increased $92.9 million, or 15.8%, from the balance at December 31, 2006. All of the growth in commercial loans was the result of internal growth.
Consumer loan demand was modest in 2007. Consumer loans increased $9.8 million, or 3.5%, from the balance at December 31, 2006.
The Corporation originates residential mortgages for both portfolio and sale, and purchases mortgages from other financial institutions. Residential real estate loans increased $11.0 million, or 1.9%, in 2007.
An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2007 follows:

(Dollars in thousands)
	1 Year	1 to 5	After 5
Matures in:	or Less	Years	Years	Totals

Construction and development (1)	$3,839	$23,527	$44,038	$71,404
Commercial – other	150,989	130,833	59,262	341,084

	$154,828	$154,360	$103,300	$412,488

(1)	Includes homeowner construction and commercial construction and development. Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.
Sensitivity to changes in interest rates for Real Estate Construction and Other Commercial loans due after one year is as follows:

(Dollars in thousands)		Floating or
	Predetermined	Adjustable
	Rates	Rates	Totals

Principal due after one year	$172,458	$85,202	$257,660

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
Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned. Nonperforming assets amounted to $4.3 million, or 0.17% of total assets, at December 31, 2007, compared to $2.7 million, or 0.11% of total assets, at December 31, 2006. Nonaccrual loans as a percentage of total loans stood at 0.27% at December 31, 2007, compared to 0.19% at December 31, 2006.
The following table presents nonperforming assets for the dates indicated:
(Dollars in thousands)

December 31,	2007	2006	2005	2004	2003

Nonaccrual loans:
Residential real estate	$1,158	$721	$1,147	$1,027	$946
Commercial and other:
Mortgages	1,094	981	394	2,357	342
Construction and development	–	–	–	390	–
Other	1,781	831	624	730	1,236
Consumer	271	190	249	227	219

Total nonaccrual loans	4,304	2,723	2,414	4,731	2,743
Other real estate owned, net	–	–	–	4	11

Total nonperforming assets	$4,304	$2,723	$2,414	$4,735	$2,754

Loans past due 90 days or more and accruing	$ –	$ –	$ –	$ –	$ –

Total 30 day+ delinquencies amounted to $7.0 million, or 0.45% of total loans, at December 31, 2007, up $1.2 million in the fourth quarter of 2007, but down $191 thousand from the balance at December 31, 2006. The $1.2 million increase in total 30 day+ delinquencies in the fourth quarter of 2007 was primarily due to an increase in the commercial category that was offset in part by declines in residential and consumer loan delinquencies.
Total residential mortgage and consumer loan 30 day+ delinquencies declined in the fourth quarter to $2.3 million, or 0.26% of these loans, at December 31, 2007, compared to $3.6 million, or 0.42%, at September 30, 2007. Total 90 day+ delinquencies in the residential mortgage and consumer loans portfolios amounted to $441 thousand (two loans) and $86 thousand (two loans), respectively, as of December 31, 2007. Total nonaccrual loans, which include the 90 day+ delinquencies, amounted to $1.2 million and $271 thousand in the residential mortgage and consumer loan categories, respectively, at December 31, 2007.
Many reports and articles have been published in the latter half of 2007 and continuing into 2008 regarding problems in the financial markets with subprime mortgage lending. Washington Trust has never offered a subprime residential loan program. The market does not apply a uniform definition of what constitutes subprime lending. One of the more common criteria indicative of subprime lending, among others, is a FICO score of 660 or below. From time to time, we make loans to borrowers whose FICO score may be 660 or below, however we do not target this market. In cases where we do make such loans, we consider other relevant mitigating information including such factors as loan to value ratio, employment history, the banking relationship, and other data in the borrower’s credit report, and we do not base our underwriting decisions solely on FICO scores.

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
For the year ended December 31, 2007, the gross interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $341 thousand. Interest recognized on these loans amounted to approximately $318 thousand.
There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2007.
The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)

December 31,	2007	2006

Nonaccrual loans 90 days or more past due	$2,490	$1,470
Nonaccrual loans less than 90 days past due	1,814	1,253

Total nonaccrual loans	$4,304	$2,723

Restructured Loans
Loans are considered restructured when the Corporation has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection. At December 31, 2007, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.
At December 31, 2007, the Corporation had one restructured accruing loan which was a commercial mortgage with a balance of $1.7 million. There were no restructured accruing loans as of December 31 in each of the years 2003 through 2006.
There were no loans whose terms had been restructured included in nonaccrual loans at December 31, 2007 and 2006.
Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators. Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2007. Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies. Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses. These loans are not included in the analysis of nonaccrual or restructured loans above. At December 31, 2007, potential problem loans amounted to approximately $8.1 million, compared to $2.9 million at December 31, 2006. Approximately 90% of the potential problem loans at December 31, 2007 consisted of five commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers. The Corporation’s loan policy provides guidelines for the review of such loans in order to facilitate collection.

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
At December 31, 2007 and 2006, the balances of other real estate owned and repossessed assets were insignificant and were reported in other assets in the Corporations’ Consolidated Balance Sheets. Washington Trust occasionally provides financing to facilitate the sales of some of these properties. Financing is generally provided at market rates with credit terms similar to those available to other borrowers.
Allowance for Loan Losses
The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. See additional discussion regarding the allowance for loan losses under the caption “Critical Accounting Policies and Estimates”.
The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.
At December 31, 2007, the allowance for loan losses was $20.3 million, or 1.29% of the total loan portfolio, and 471% of total nonaccrual loans. This compares with an allowance of $18.9 million or 1.29% of the total loan portfolio, and 694% of total nonaccrual loans at December 31, 2006.

The following table reflects the activity in the allowance for loan losses for the dates presented:

(Dollars in thousands)

December 31,	2007	2006	2005	2004	2003

Balance at beginning of year	$18,894	$17,918	$16,771	$15,914	$15,487
Charge-offs:
Commercial:
Mortgages	26	–	85	215	–
Construction and development	–	–	–	–	–
Other	506	295	198	257	200
Residential:
Mortgages	–	–	–	–	–
Homeowner construction	–	–	–	–	–
Consumer	246	133	86	95	94

Total charge-offs	778	428	369	567	294

Recoveries:
Commercial:
Mortgages	–	–	71	36	17
Construction and development	–	–	–	34	–
Other	203	171	389	569	177
Residential:
Mortgages	–	–	–	–	–
Homeowner construction	–	–	–	–	–
Consumer	58	33	106	175	67

Total recoveries	261	204	566	814	261

Net charge-offs (recoveries)	517	224	(197)	(247)	33
Reclassification of allowance on off-balance sheet exposures	–	–	(250)	–	–
Provision charged to earnings	1,900	1,200	1,200	610	460

Balance at end of year	$20,277	$18,894	$17,918	$16,771	$15,914

Net charge-offs (recoveries) to average loans	.03%	.02%	(.01)%	(.02)%	–%

The increase in the 2007 provision for loan losses was based on management’s assessment of various factors affecting the loan portfolio, including, among others, $92.9 million, or 15.8%, of growth in the commercial loan portfolio, which has a higher loan loss allocation than the residential and consumer loan portfolios; ongoing evaluation of credit quality, with particular emphasis on the commercial portfolio; and general economic conditions. The evaluation of credit quality and the determination of the appropriate amount of allowance for loan losses, which is described under the caption “Critical Accounting Policies and Estimates – Allowance for Loan Losses”, reflects the impact of the increase in total nonaccrual loans and the increase in potential problem loans for 2007.
Net charge-offs amounted to $517 thousand for 2007, compared to net charge-offs of $224 thousand for the year 2006. The Corporation will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.
In 2005, the Corporation reclassified to other liabilities that portion of the allowance for loan losses related to off-balance sheet credit risk.

The following table presents the allocation of the allowance for loan losses:

(Dollars in thousands)

December 31,	2007	2006	2005	2004	2003

Commercial:
Mortgages	$5,218	$4,408	$4,467	$4,385	$4,102
% of these loans to all loans	17.7%	19.3%	20.8%	21.3%	23.7%

Construction and development	1,445	589	713	729	294
% of these loans to all loans	3.8%	2.2%	2.7%	2.3%	1.3%

Other	4,229	4,200	3,263	3,633	3,248
% of these loans to all loans	21.7%	18.7%	16.1%	16.9%	17.6%

Residential:
Mortgages	1,681	1,619	1,642	1,447	1,965
% of these loans to all loans	37.4%	39.6%	40.3%	39.7%	39.0%

Homeowner construction	55	56	43	47	74
% of these loans to all loans	0.7%	0.8%	1.2%	1.5%	1.5%

Consumer	2,027	1,882	1,585	1,323	1,507
% of these loans to all loans	18.7%	19.4%	18.9%	18.3%	16.9%

Unallocated	5,622	6,140	6,205	5,207	4,724

Balance at end of year	$20,277	$18,894	$17,918	$16,771	$15,914

	100.0%	100.0%	100.0%	100.0%	100.0%

As more fully described under the caption, “Application of Critical Accounting Policies and Estimates – Allowance for Loan Losses”, the estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, (1) identification of loss allocations for certain specific loans, (2) general loss allocation factors for certain loan types based on credit grade and loss experience, and (3) general loss allocations for other environmental factors, which is classified as “unallocated”. We periodically reassess the general loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience. In addition the Interagency Policy Statement on Allowance for Loan and Lease Losses, which was revised by banking regulators in December 2006, also contributed to our reassessment of the loan loss allocation methodology. During 2007, we reassessed and revised various loss allocation factors that have been used in determining the amounts presented in the table above. The revised factors were not retroactively applied to years prior to 2007. The decrease in the unallocated portion of the allowance is partially attributable to the change in the loss allocation factors. Had the 2006 factors been applied to the portfolio as of December 31, 2007, the unallocated balance at that date would have been $5.801 million. In addition, our assessment of other environmental factors, including the favorable impact of lower market interest rates and a higher weighted average length of time since loan origination (which, based on our historical experience has been an indicator of lower loss probability), supports the level of the unallocated allowance. Amounts presented in the table above for 2006 have been adjusted to correct an inadvertent mathematical error in the Annual Report on Form 10-K for December 31, 2006. The impact of these adjustments included a decrease of $349 thousand for Commercial Mortgages, an increase of $63 thousand for Other Commercial Loans and an increase of $286 thousand in the unallocated amount.
Investment in Bank-Owned Life Insurance (“BOLI”)
BOLI amounted to $41.4 million and $39.8 million at December 31, 2007 and 2006, respectively. During the second quarter of 2006, Washington Trust purchased an additional $8 million in BOLI. BOLI provides a means to mitigate increasing employee benefit costs. The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time. The purchase of the life insurance policy results in an interest sensitive asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation. The largest risk to the BOLI program is credit risk of the insurance carriers. To mitigate this risk, annual financial condition reviews are completed on all carriers. BOLI is invested in the “general account” of quality insurance companies. Standard & Poor’s rated all such general account carriers “AA” or better at December 31, 2007. BOLI is included in the Consolidated Balance Sheets at its cash surrender value. Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Deposits
Total deposits amounted to $1.6 billion at December 31, 2007, down $31.8 million, or 1.9%, from the balance at December 31, 2006. Excluding the $45.8 million decrease in brokered certificates of deposit, in-market deposits were up $14.0 million, or 0.9%, in 2007. Washington Trust experienced a shift in the mix of deposits away from lower cost savings accounts and into higher cost premium money market accounts and certificates of deposit. Deposit gathering continues to be extremely competitive.
Demand deposits amounted to $175.5 million at December 31, 2007, down $11.0 million, or 5.9%, from December 31, 2006.
NOW account balances decreased $10.5 million, or 6.0%, in 2007 and totaled $164.9 million at December 31, 2007.
Money market account balances totaled $321.6 million at December 31, 2007, up $34.6 million, or 12.1%, from December 31, 2006.
During 2007, savings deposits declined $29.7 million, or 14.4%, and amounted to $176.3 million at December 31, 2007.
Time deposits (including brokered certificates of deposit) amounted to $807.8 million, down $15.1 million, or 1.8%, during 2007. The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources. Brokered time deposits amounted to $129.8 million, down $45.8 million, or 26.1%, during 2007. Excluding the brokered time deposits, time deposits rose $30.7 million, or 4.7%, in 2007 due to growth in consumer and commercial certificates of deposit.
Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy. FHLB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions. FHLB advances increased $141.9 million during the year and amounted to $616.4 million at December 31, 2007. Included in the December 31, 2007 balance are $18.0 million of callable advances with call dates ranging from January 2008 through March 2008.
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
The Stock Purchase Agreement for the August 2005 acquisition of Weston Financial provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008. Contingent payments are added to goodwill and recorded as deferred acquisition liabilities at the time the payments are determinable beyond a reasonable doubt. Deferred acquisition obligations amounted to $9.9 million at December 31, 2007 compared to $10.4 million at December 31, 2006. During the third quarter of 2007 the Corporation recognized a liability of $5.9 million, representing the 2007 portion of the earn-out period. In the first quarter of 2007 the Corporation paid approximately $6.7 million, which represented the 2006 earn-out payment.
Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits. Deposits (demand, NOW, money market, savings and time deposits) funded approximately 69.1% of total average assets in 2007. Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and federal funds purchased), cash flows from the Corporation’s securities portfolios and loan repayments. In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure. Liquidity remained well within target ranges established by the ALCO during 2007. Net loans as a percentage of total assets amounted to 61.2% at December 31, 2007, compared to 60.1% at December 31, 2006. Total securities as a percentage of total assets amounted to 29.6% at December 31, 2007, compared to 29.3% at December 31, 2006.
For 2007, net cash provided by financing activities amounted to $114.8 million due to net increases in FHLB advances, as well as other borrowings. Net cash used in investing activities totaled $175.5 million in 2007 and was used primarily to purchase securities and loans and to fund internal loan growth. Net cash provided by operating activities amounted to $29.9 million in 2007, $23.8 million of which was generated by net income. See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.
Total shareholders’ equity amounted to $186.5 million at December 31, 2007, compared to $173.1 million at December 31, 2006. The increase in shareholders’ equity in 2007 was primarily attributable to net income of $23.8 million, which was partially offset by $10.7 million in dividends to shareholders. Under the Corporation’s 2006 Stock Repurchase Plan, 185,400 shares were repurchased at a total cost of $4.8 million during the year ended December 31, 2007.
The ratio of total equity to total assets amounted to 7.34% at December 31, 2007, compared to 7.21% at December 31, 2006. Book value per share at December 31, 2007 amounted to $13.97, an 8.4% increase from the year-earlier amount of $12.89 per share. Tangible book value increased from $8.61 per share at the end of 2006 to $9.33 per share at December 31, 2007.
The Corporation is subject to various regulatory capital requirements. The Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action. See Note 13 to the Consolidated Financial Statements for additional discussion of capital requirements.
Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments. The following table summarizes our contractual cash obligations and other commitments at December 31, 2007.

(Dollars in thousands)	Payments Due by Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Contractual Obligations:
FHLB advances (1)	$616,417	$180,966	$191,709	$161,191	$82,551
Junior subordinated debentures	22,681	–	–	–	22,681
Operating lease obligations	5,076	1,044	1,774	855	1,403
Software licensing arrangements	1,981	1,018	917	46	–
Treasury, tax and loan demand note	2,793	2,793	–	–	–
Deferred acquisition obligations	9,884	7,979	1,905	–	–
Other borrowings	19,883	28	63	19,573	219

Total contractual obligations	$678,715	$193,828	$196,368	$181,665	$106,854

 (1) All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
		Less Than			After
	Total	1 Year	1-3 Years	4-5 Years	5 Years

Other Commitments:
Commercial loans	$149,465	$90,568	$28,305	$7,123	$23,469
Home equity lines	176,284	679	4,895	3,831	166,879
Other loans	20,770	18,268	1,776	726	–
Standby letters of credit	8,048	1,409	–	6,639	–
Forward loan commitments to:
Originate loans	3,495	3,495	–	–	–
Sell loans	5,472	5,472	–	–	–
Interest rate swap contracts:
Swaps with customers	3,850	–	–	–	3,850
Mirror swaps with counterparties	3,850	–	–	–	3,850

Total commitments	$371,234	$119,891	$34,976	$18,319	$190,348

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
For additional information on financial instruments with off-balance sheet risk and derivative financial instruments see Note 14 to the Consolidated Financial Statements.
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
The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure. As of December 31, 2007 and December 31, 2006, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation. The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon. All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period. In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.
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
The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of December 31, 2007 and 2006. Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements. Further, deposits are assumed to have certain minimum rate levels below which they will not fall. It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

December 31,	2007		2006
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24

100 basis point rate decrease	-1.77%	-2.24%	-1.63%	-2.47%
100 basis point rate increase	-1.41%	-3.62%	-1.18%	-5.03%
200 basis point rate increase	-1.13%	-6.11%	-0.78%	-8.01%
The ALCO estimates that the exposure of net interest income to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid on deposits. If rates were to fall and remain low for a sustained period, certain core savings and time deposit rates could decline more slowly and by a lesser amount than other market rates. Asset yields would likely decline more rapidly than deposit costs as current asset holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market rates fall.
The exposure of net interest income to rising rates in Year 1 as compared to an unchanged rate scenario results from the difference between anticipated increases in asset yields and somewhat more rapid increases in funding costs over the near term. For simulation purposes, core savings deposit rate changes are anticipated to lag other market rates in both timing and magnitude. The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in mix from low-cost core savings deposits to higher-cost deposit categories, which has characterized a shift in funding mix during the most recent rising interest rate cycle. This shift begins to affect net interest income exposure to rising rates in Year 1 and continues into Year 2 of rising simulations.
The exposure of net interest income to rising rates in Year 2 as compared to an unchanged rate scenario is primarily attributable to a projected increase in funding costs associated with retail deposits. Increases in interest rates have created greater growth in rate-sensitive money market and time deposits than growth in other lower-cost deposit categories. The ALCO modeling process assumes that this shift in deposit mix towards higher cost deposit categories would continue if interest rates were to increase, and that this assumption accurately reflects historical operating conditions in rising rate cycles. Although asset yields would also increase in a rising interest rate environment, the cumulative impact of relative growth in the rate-sensitive higher cost deposit category suggests that by Year 2 of rising interest rate scenarios, the increase in the Corporation’s cost of funds could result in a relative decline in net interest margin compared to an unchanged rate scenario.
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
The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments. The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position. Results are calculated using industry-standard analytical techniques and securities data. Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates. The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of December 31, 2007 and 2006 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points

U.S. Treasury and government-sponsored agency securities (noncallable)	$2,408	$(4,442)
U.S. government-sponsored agency securities (callable)	236	(2,035)
States and political subdivisions	5,203	(12,665)
Mortgage-backed securities issued by U.S. government sponsored agencies	7,721	(27,755)
Corporate securities	(109)	85

Total change in market value as of December 31, 2007	$15,459	$(46,812)

Total change in market value as of December 31, 2006	$11,567	$(29,447)

See Note 14 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.
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
The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2007. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Corporation’s internal control over financial reporting is effective based on those criteria.
The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting. This report appears on the following page of this Annual Report on Form 10-K.

/s/ John C. Warren	/s/ David V. Devault

John C. Warren	David V. Devault
Chairman and	Executive Vice President, Secretary,
Chief Executive Officer	Treasurer and Chief Financial Officer

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Washington Trust Bancorp, Inc:
We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated February 25, 2008 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Providence, Rhode Island
February 25, 2008

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:
We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2007 and 2006, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007.. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2008 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.
/s/ KPMG LLP
Providence, Rhode Island
February 25, 2008

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS	(Dollars in thousands)

December 31,	2007	2006

Assets:
Cash and noninterest-bearing balances due from banks	$30,817	$53,796
Interest-bearing balances due from banks	1,973	541
Federal funds sold	7,600	16,425
Other short-term investments	722	1,147
Mortgage loans held for sale	1,981	2,148
Securities:
Available for sale, at fair value; amortized cost $750,583 in 2007 and $525,966 in 2006	751,778	526,396
Held to maturity, at cost; fair value $175,369 in 2006	–	177,455

Total securities	751,778	703,851

Federal Home Loan Bank stock, at cost	31,725	28,727

Loans:
Commercial and other	680,266	587,397
Residential real estate	599,671	588,671
Consumer	293,715	283,918

Total loans	1,573,652	1,459,986
Less allowance for loan losses	20,277	18,894

Net loans	1,553,375	1,441,092

Premises and equipment, net	25,420	24,307
Accrued interest receivable	11,427	11,268
Investment in bank-owned life insurance	41,363	39,770
Goodwill	50,479	44,558
Identifiable intangible assets, net	11,433	12,816
Other assets	19,847	18,719

Total assets	$2,539,940	$2,399,165

Liabilities:
Deposits:
Demand deposits	$175,542	$186,533
NOW accounts	164,944	175,479
Money market accounts	321,600	286,998
Savings accounts	176,278	205,998
Time deposits	807,841	822,989

Total deposits	1,646,205	1,677,997

Dividends payable	2,677	2,556
Federal Home Loan Bank advances	616,417	474,561
Junior subordinated debentures	22,681	22,681
Other borrowings	32,560	14,684
Accrued expenses and other liabilities	32,887	33,630

Total liabilities	2,353,427	2,226,109

Commitments and contingencies

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued 13,492,110 shares in 2007 and 2006	843	843
Paid-in capital	34,874	35,893
Retained earnings	154,647	141,548
Accumulated other comprehensive loss	(239)	(3,515)
Treasury stock, at cost; 137,652 shares in 2007 and 62,432 shares in 2006	(3,612)	(1,713)

Total shareholders’ equity	186,513	173,056

Total liabilities and shareholders’ equity	$2,539,940	$2,399,165

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

Years ended December 31,	2007	2006	2005

Interest income:
Interest and fees on loans	$98,720	$92,190	$78,931
Interest on securities:
Taxable	31,163	33,763	32,934
Nontaxable	2,983	1,618	886
Dividends on corporate stock and Federal Home Loan Bank stock	2,737	2,842	2,491
Other interest income	831	721	451

Total interest income	136,434	131,134	115,693

Interest expense:
Deposits	52,422	46,982	32,186
Federal Home Loan Bank advances	21,641	20,916	22,233
Junior subordinated debentures	1,352	1,352	458
Other interest expense	1,075	410	160

Total interest expense	76,490	69,660	55,037

Net interest income	59,944	61,474	60,656
Provision for loan losses	1,900	1,200	1,200

Net interest income after provision for loan losses	58,044	60,274	59,456

Noninterest income:
Wealth management services:
Trust and investment advisory fees	21,124	19,099	14,407
Mutual fund fees	5,430	4,665	1,336
Financial planning, commissions and other service fees	2,462	2,616	919

Wealth management services	29,016	26,380	16,662
Service charges on deposit accounts	4,713	4,915	4,502
Merchant processing fees	6,710	6,208	5,203
Income from bank-owned life insurance	1,593	1,410	1,110
Net gains on loan sales and commissions on loans originated for others	1,493	1,423	1,679
Net realized gains on securities	455	443	357
Other income	1,529	1,404	1,433

Total noninterest income	45,509	42,183	30,946

Noninterest expense:
Salaries and employee benefits	39,986	38,698	32,133
Net occupancy	4,150	3,888	3,460
Equipment	3,473	3,370	3,456
Merchant processing costs	5,686	5,257	4,319
Outsourced services	2,180	2,009	1,723
Advertising and promotion	2,024	1,894	1,977
Legal, audit and professional fees	1,761	1,637	1,900
Amortization of intangibles	1,383	1,593	852
Debt prepayment penalties	1,067	–	–
Other expenses	7,196	6,989	6,573

Total noninterest expense	68,906	65,335	56,393

Income before income taxes	34,647	37,122	34,009
Income tax expense	10,847	12,091	10,985

Net income	$23,800	$25,031	$23,024

Weighted average shares outstanding - basic	13,355.5	13,424.1	13,315.2
Weighted average shares outstanding - diluted	13,604.1	13,723.2	13,626.7
Per share information:
Basic earnings per share	$1.78	$1.86	$1.73
Diluted earnings per share	$1.75	$1.82	$1.69
Cash dividends declared per share	$0.80	$0.76	$0.72
The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common				Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars and shares in thousands)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total

Balance at January 1, 2005	13,269	$830	$30,981	$113,314	$ 6,937	$(210)	$151,852

Net income for 2005				23,024			23,024
Unrealized losses on securities, net of $4,443 income tax benefit					(8,061)		(8,061)
Reclassification adjustments for net realized gains included in net income, net of $125 income tax expense					(232)		(232)
Minimum pension liability adjustment, net of $160 income tax benefit					(297)		(297)

Comprehensive income							14,434
Cash dividends declared				(9,603)			(9,603)
Share-based compensation			372				372
Deferred compensation plan	(1)		7			(40)	(33)
Exercise of stock options and related tax benefit	66	4	814				818
Shares issued – dividend reinvestment plan and other	28	2	604				606

Balance at December 31, 2005	13,362	$836	$32,778	$126,735	$(1,653)	$(250)	$158,446

Net income for 2006				25,031			25,031
Unrealized gains on securities, net of $843 income tax expense					1,432		1,432
Reclassification adjustments for net realized gains included in net income, net of $322 income tax expense					(121)		(121)
Minimum pension liability adjustment, net of $33 income tax expense					61		61

Comprehensive income							26,403
Adjustment to initially apply SFAS No. 158, net of $1,741 income tax benefit					(3,234)		(3,234)
Cash dividends declared				(10,218)			(10,218)
Share-based compensation			694				694
Deferred compensation plan	(5)		7			(144)	(137)
Exercise of stock options and related tax benefit	77	5	1,200			91	1,296
Shares issued – dividend reinvestment plan	46	2	1,214				1,216
Shares repurchased	(50)					(1,410)	(1,410)

Balance at December 31, 2006	13,430	$843	$35,893	$141,548	$(3,515)	$(1,713)	$173,056

Net income for 2007				23,800			23,800
Unrealized gains on securities, net of $427 income tax expense					793		793
Reclassification adjustments for net realized gains included in net income, net of $190 income tax expense					(265)		(265)
Defined benefit plan obligation adjustment, net of $1,330 income tax expense					2,469		2,469
Reclassification adjustments for net periodic pension cost, net of $149 income tax expense					279		279

Comprehensive income							27,076
Cash dividends declared				(10,701)			(10,701)
Share-based compensation			508				508
Deferred compensation plan	(14)		(4)			(354)	(358)
Exercise of stock options and related tax benefit	97		(922)			2,612	1,690
Shares issued – other	26		(601)			690	89
Shares repurchased	(185)					(4,847)	(4,847)

Balance at December 31, 2007	13,354	$843	$34,874	$154,647	$(239)	$(3,612)	$186,513

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,	2007	2006	2005

Cash flows from operating activities:
Net income	$23,800	$25,031	$23,024
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,900	1,200	1,200
Depreciation of premises and equipment	2,951	2,995	3,020
Net amortization of premium and discount	631	1,252	2,295
Net amortization of intangibles	1,383	1,593	852
Non–cash charitable contribution	520	513	516
Share–based compensation	508	694	372
Deferred income tax benefit	(2,311)	(1,969)	(1,296)
Earnings from bank-owned life insurance	(1,593)	(1,410)	(1,110)
Net gains on loan sales	(1,493)	(1,423)	(1,679)
Net realized gains on securities	(455)	(443)	(357)
Proceeds from sales of loans	59,013	44,398	65,000
Loans originated for sale	(57,926)	(45,082)	(63,045)
Decrease (increase) in accrued interest receivable, excluding purchased interest	43	(513)	(1,008)
Decrease (increase) in other assets	1,472	(2,175)	4,970
Increase (decrease) in accrued expenses and other liabilities	1,475	4,689	(3,145)
Other, net	24	(263)	(450)

Net cash provided by operating activities	29,942	29,087	29,159

Cash flows from investing activities:
Purchases of: Mortgage-backed securities available for sale	(258,737)	(39,279)	(84,852)
Other investment securities available for sale	(39,290)	(77,111)	(57,401)
Mortgage-backed securities held to maturity	–	–	(17,505)
Other investment securities held to maturity	(12,882)	(38,358)	(28,184)
Proceeds from sales of: Mortgage-backed securities available for sale	47,938	94,118	11,426
Other investment securities available for sale	43,015	12,235	55,600
Mortgage-backed securities held to maturity	38,501	–	–
Other investment securities held to maturity	21,698	–	–
Maturities and principal payments of: Mortgage-backed securities available for sale	65,443	86,778	128,019
Other investment securities available for sale	22,967	16,999	48,995
Mortgage-backed securities held to maturity	3,191	16,019	25,957
Other investment securities held to maturity	20,490	9,360	9,052
(Purchase) remittance of Federal Home Loan Bank stock	(2,998)	6,239	(593)
Net increase in loans	(23,054)	(25,047)	(78,822)
Purchases of loans, including purchased interest	(90,988)	(33,238)	(73,520)
Proceeds from the sale of other real estate owned	–	380	4
Purchases of premises and equipment	(4,091)	(3,571)	(2,443)
Purchases of bank-owned life insurance	–	(8,000)	–
Equity investment in capital trusts	–	–	(681)
Payment of deferred acquisition obligation	(6,720)	–	–
Cash paid for acquisition, net of cash acquired	–	–	(19,827)

Net cash (used in) provided by investing activities	(175,517)	17,524	(84,775)

Cash flows from financing activities:
Net (decrease) increase in deposits	(31,792)	38,740	181,384
Net increase in other borrowings	18,675	315	970
Proceeds from Federal Home Loan Bank advances	803,513	516,162	669,643
Repayment of Federal Home Loan Bank advances	(661,617)	(586,868)	(796,919)
Purchase of treasury stock, including deferred compensation plan activity	(5,200)	(1,547)	(33)
Proceeds from the issuance of common stock under dividend reinvestment plan	–	1,216	606
Net proceeds from the exercise of stock options and issuance of other equity instruments	1,052	803	367
Tax benefit from stock option exercises and issuance of other equity instruments	727	384	451
Proceeds from the issuance of junior subordinated debentures	–	–	22,681
Cash dividends paid	(10,580)	(10,070)	(9,452)

Net cash provided by (used in) financing activities	114,778	(40,865)	69,698

Net (decrease) increase in cash and cash equivalents	(30,797)	5,746	14,082
Cash and cash equivalents at beginning of year	71,909	66,163	52,081

Cash and cash equivalents at end of year	$41,112	$71,909	$66,163

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31,	2007	2006	2005

Noncash Investing and Financing Activities:
Loans charged off	$778	$428	$369
Net transfers from loans to other real estate owned	–	385	–

In conjunction with the purchase acquisition detailed in Note 2 to the Consolidated Financial Statements, assets were acquired and liabilities were assumed as follows:
Fair value of assets acquired, excluding cash	5,921	4,595	32,561
Fair value of liabilities assumed	–	–	7,347

Net assets acquired, excluding cash	5,921	4,595	25,214
Less:
Deferred acquisition obligation incurred	5,921	4,595	5,387

Cash paid for acquisition, net of cash acquired	–	–	19,827

Supplemental Disclosures:
Interest payments	76,264	68,946	53,722
Income tax payments	11,440	14,054	11,962
The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
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
The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry. In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses and the review of goodwill, other intangible assets and investments for impairment.
Securities
Investments in debt securities that management has the positive intent to hold to maturity are classified as held to maturity and carried at amortized cost. Management determines the appropriate classification of securities at the time of purchase. As more fully described in Note 5, the Corporation will not classify securities in the held to maturity category until April 2009.
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
Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the level yield method. The amortization and accretion is included in interest income on securities. Realized gains or losses from sales of equity securities are determined using the average cost method, while other realized gains and losses are determined using the specific identification method.
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
Impaired Loans - A loan is impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement. All nonaccrual commercial loans and loans restructured in a troubled debt restructuring are considered to be impaired. Impairment is measured on a discounted cash flow method, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent. Impairment is measured based on the fair value of the collateral if it is determined that foreclosure is probable.
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
Allowance for Loan Losses
A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for certain specific loans, (2) general loss allocation factors for certain loan types based on credit grade and loss experience, and (3) general loss allocations for other environmental factors. The methodology includes an analysis of individual loans deemed to be impaired in accordance with U.S. generally accepted accounting principles (SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
of FASB Statements No. 5 and 15”). Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral. Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product. Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs and other changes in the portfolio. The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible.
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
Premises and Equipment
Premises and equipment are stated at cost less accumulated depreciation. Depreciation for financial reporting purposes is calculated on the straight-line method over the estimated useful lives of assets. Expenditures for major additions and improvements are capitalized while the costs of current maintenance and repairs are charged to operating expenses. The estimated useful lives of premises and improvements range from three to forty years. For furniture, fixtures and equipment, the estimated useful lives range from two to twenty years.
Goodwill and Other Intangibles
Goodwill represents the excess of the purchase price over the fair value of net assets acquired for transactions accounted for using purchase accounting. Goodwill and intangible assets that are not amortized are tested for impairment, based on their fair values, at least annually. Identifiable intangible assets that are subject to amortization are also reviewed for impairment, based on their fair value, annually or more frequently if conditions or events indicate that an impairment loss has been incurred. Any impairment is recognized as a charge to earnings and the adjusted carrying amount of the intangible asset becomes its new accounting basis. The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.
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
Pension Costs
Effective December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement required that the funded status of an employer’s postretirement benefit plan, measured as the difference between the fair value of plan assets and the projected benefit obligation, be recognized in its statement of financial position. This Statement also requires that changes in the funded status of a defined benefit plan, including actuarial gains and losses and prior service costs and credits, must be recognized in comprehensive income in the year in which the changes occur.
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
December 31, 2007 and 2006
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
Income Taxes
Income tax expense is determined based on the asset and liability method, whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Beginning with the adoption of FAS Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”) as of January 1, 2007, the Corporation recognizes the effect of income tax positions only if those positions are more likely than not of being sustained. Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized. Changes in recognition or measurement are reflected in the period in which the change in judgment occurs. Prior to the adoption of FIN 48, the Corporation recognized the effect of income tax positions if such positions were probable of being sustained.
The Corporation records interest related to unrecognized tax benefits in income tax expense. To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision. Penalties, if incurred, would be recognized as a component of income tax expense.
Earnings Per Share (“EPS”)
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
Guarantees
FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” considers standby letters of credit a guarantee of the Corporation. Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. The fair value of standby letters of credit is considered immaterial to the Corporation’s Consolidated Financial Statements.
Derivative Instruments and Hedging Activities
As required by SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, all derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value. The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation. Derivatives used to hedge the exposure to changes in fair value of an asset, liability, or firm commitment attributable to a particular risk, such as interest rate risk, are considered fair value hedges. Derivatives used to hedge the exposure to variability in expected cash flows, or other types of forecasted transactions, are considered cash flow hedges.
For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item. The net amount, if any, representing hedge ineffectiveness, is reflected in earnings. For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income and recognized in earnings when the hedged transaction affects earnings. The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings. For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income.
From time to time, interest rate contracts (swaps and floors) are used as part of interest rate risk management strategy. Interest rate swap and floor agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities.
We also utilize interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments. When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a mirror swap contract with a third party. The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.
The accrued net settlements on derivatives that qualify for hedge accounting are recorded in interest income or interest expense based on the item being hedged. Changes in fair value of derivatives including accrued net settlements that do not qualify for hedge accounting are reported in noninterest income.
When hedge accounting is discontinued, the future changes in fair value of the derivative are recorded as noninterest income. When a fair value hedge is discontinued, the hedged asset or liability is no longer adjusted for changes in fair value and the existing basis adjustment is amortized or accreted over the remaining life of the asset or liability. When a cash flow hedge is discontinued, but the hedged cash flows or forecasted transaction is still expected to occur, changes in value that were accumulated in other comprehensive income are amortized or accreted into earnings over the same periods which the hedged transactions will affect earnings.
By using derivative financial instruments, the Corporation exposes itself to credit risk. Credit risk is the failure of the counterparty to perform under the terms of the derivative contract. When the fair value of a derivative contract is positive, the counterparty owes the Corporation, which creates credit risk for the Corporation. When the fair value of a derivative contract is negative, the Corporation owes the counterparty and, therefore, it does not possess credit risk. The credit risk in derivative instruments is minimized by entering into transactions with highly rated counterparties that management believes to be creditworthy.
(2) Acquisition
On August 31, 2005, the Corporation completed its acquisition of Weston Financial Group, Inc. (“Weston Financial”), a Registered Investment Adviser and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. The results of Weston Financial’s operations have been included in the Consolidated Statements of Income since that date. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 “Business Combinations” and the provisions of SFAS No. 142 “Goodwill and Other Intangible Assets” were also applied.
Pursuant to the Stock Purchase Agreement dated March 18, 2005, by and among the Corporation, Weston Financial and Weston Financial’s shareholders, the Corporation purchased all of the outstanding shares of capital stock of Weston Financial in exchange for an aggregate amount of cash equal to $20.3 million plus certain future payments. The future payments include minimum payments of $2 million per year in each of the years 2007, 2008 and 2009. The present value of these minimum payments is included in Other Borrowings in the Consolidated Balance Sheet. In addition, the transaction is structured to provide for the contingent payment of additional amounts up to a

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
maximum of $18.5 million based on operating results in each of the years during a three-year earn-out period ending December 31, 2008. Through December 31, 2007 $15.9 million of contingent payments have been recognized with a corresponding addition to goodwill. See Notes 9 and 12 for additional information.
(3) New Accounting Pronouncements
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
Effective January 1, 2007, the Corporation adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard. Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The adoption of FIN 48 did not have a material impact on the Corporation’s financial position or results of operations.
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
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R)” (“SFAS No. 158”). The recognition and disclosure provisions of SFAS No. 158 were adopted by the Corporation for the fiscal year ended December 31, 2006. Upon adoption, the funded status of an employer’s postretirement benefit plan was recognized in the statement of financial position and the future changes in funded status of the defined benefit plan, including actuarial gains and losses and prior service costs and credits, were recognized in comprehensive income.

The requirement to measure the plan’ assets and obligations as of the employers fiscal year end is effective for fiscal years ending after December 15, 2008. The Corporation is currently evaluating the impact the measurement date provisions of SFAS No. 158 will have on its consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159. SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The fair value option (1) may be applied instrument-by-instrument with certain exceptions, (2) is irrevocable (unless a new election date occurs) and (3) is applied only to entire instruments and not to portions of instruments. SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption was permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elected to apply the provisions of SFAS No. 157, “Fair Value Instruments.” We did not early-adopt SFAS 159. See further discussion under the caption “Securities” in Note 5 to the Consolidated Financial Statements.
In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 141R and SFAS No. 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary. Among many changes under SFAS No. 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary. Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost. SFAS No. 141R and SFAS No. 160 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is January 1, 2009 for entities with a calendar year end). Early adoption is not permitted. The Corporation is currently evaluating the impact that the adoption of SFAS No. 141R and SFAS No. 160 will have on the Corporation’s financial position and results of operations.
The SEC released Staff Accounting Bulletin No. 109 (“SAB No. 109”) in November 2007. SAB No. 109 provides guidance on written loan commitments that are accounted for at fair value through earnings. SAB No. 109 supersedes SAB No. 105 which provided guidance on derivative loan commitments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Transactions”. SAB No. 105 stated that in measuring the fair value of a derivative loan commitment it would be inappropriate to incorporate the expected net future cash flows related to the associated loan. SAB No. 109, consistent with the guidance in SFAS No. 156 and SFAS No. 159, requires that expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings. The Corporation is currently evaluating the impact that the adoption of SAB No. 109 will have on the Corporation’s financial position and results of operations.
The SEC released SAB No. 110 in December 2007. SAB No. 110 provides guidance on the use of a “simplified” method, as discussed in SAB No. 107, in developing an estimate of expected term of “plain vanilla” share options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”. SAB No. 107 did not expect a company to use the simplified method for share option grants after December 31, 2007. At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies. The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007. The Corporation is currently evaluating the impact that the adoption of SAB No. 110 will have on the Corporation’s financial position and results of operations.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
(4) Cash and Due From Banks
The Bank is required to maintain certain average reserve balances with the Federal Reserve Board. Such reserve balances amounted to $8.0 million and $18.8 million at December 31, 2007 and 2006, respectively.
(5) Securities
Securities are summarized as follows:
  (Dollars in thousands)

	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$136,721	$2,888	$(10)	$139,599
Mortgage-backed securities issued by U.S. government and government-sponsored agencies	469,197	2,899	(2,708)	469,388
States and political subdivisions	80,634	499	(239)	80,894
Trust preferred securities	37,995	–	(3,541)	34,454
Corporate bonds	13,940	161	–	14,101
Corporate stocks	12,096	2,974	(1,728)	13,342

Total securities available for sale	750,583	9,421	(8,226)	751,778

Total securities held to maturity	–	–	–	–

Total securities	$750,583	$9,421	$(8,226)	$751,778

  (Dollars in thousands)

	Amortized	Unrealized	Unrealized	Fair
December 31, 2006	Cost	Gains	Losses	Value

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	$157,383	$778	$(876)	$157,285
Mortgage-backed securities issued by U.S. government-sponsored agencies	298,038	923	(5,174)	293,787
Trust preferred securities	30,571	208	(205)	30,574
Corporate bonds	24,998	83	(47)	25,034
Corporate stocks	14,976	4,915	(175)	19,716

Total securities available for sale	525,966	6,907	(6,477)	526,396

Securities Held to Maturity:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	42,000	–	(422)	41,578
Mortgage-backed securities issued by U.S. government-sponsored agencies	69,340	440	(1,604)	68,176
States and political subdivisions	66,115	88	(588)	65,615

Total securities held to maturity	177,455	528	(2,614)	175,369

Total securities	$703,421	$7,435	$(9,091)	$701,765

The Corporation intended to elect early adoption of Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”) and sold twelve held to maturity securities with an amortized cost of $61.9 million on April 13, 2007. The Corporation intended to account for these transactions under the transition provisions of SFAS No. 159. Subsequent to the Corporation’s original decision to early adopt SFAS No. 159, clarifications of the interpretation of the application of SFAS No. 159 by applicable regulatory and industry bodies, including the AICPA’s Center for Audit Quality, led us to conclude that the application of SFAS No. 159 to our transactions might be inconsistent with the intent and spirit of the statement. Consequently, the Corporation subsequently decided not to early-adopt SFAS No. 159 and realized securities losses of $1.7 million were recognized in the second quarter of 2007. In addition, the remaining held to maturity portfolio was reclassified to the available for sale category as of the April 13, 2007 sale date of the securities. The Corporation will not be able to classify securities in the held to maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.
Included in corporate stocks at December 31, 2007 are preferred stocks, which are callable at the discretion of the issuer, with an amortized cost of $8.2 million and a fair value of $6.6 million. Call features on these stocks range from one month to three years.
At December 31, 2007 and 2006, the securities portfolio included $1.2 million of net pretax unrealized gains and $1.7 million of net pretax unrealized losses, respectively. Included in these net amounts were gross unrealized losses amounting to $8.2 million and $9.1 million at December 31, 2007 and 2006, respectively.
The following tables summarize, for all securities in an unrealized loss position at December 31, 2007 and 2006, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2007	#	Value	Losses	#	Value	Losses	#	Value	Losses

U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	1	$6,996	$1	1	$3,990	$9	2	$10,986	$10
Mortgage-backed securities issued by U.S. government and government-sponsored agencies	22	108,630	1,028	46	110,348	1,680	68	218,978	2,708
States and political subdivisions	13	12,402	128	10	7,681	111	23	20,083	239
Trust preferred securities	8	23,167	2,769	5	11,287	772	13	34,454	3,541

Subtotal, debt securities	44	151,195	3,926	62	133,306	2,572	106	284,501	6,498
Corporate stocks	5	5,258	1,495	4	1,304	233	9	6,562	1,728

Total temporarily impaired securities	49	$156,453	$5,421	66	$134,610	$2,805	115	$291,063	$8,226

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2006	#	Value	Losses	#	Value	Losses	#	Value	Losses

U.S. Treasury obligations and obligations of U.S. government-sponsored agencies	8	$52,751	$211	14	$94,393	$1,087	22	$147,144	$1,298
Mortgage-backed securities issued by U.S. government-sponsored agencies	7	20,620	122	69	240,457	6,656	76	261,077	6,778
States and political subdivisions	61	45,948	419	12	6,747	169	73	52,695	588
Trust preferred securities	–	–	–	7	14,840	205	7	14,840	205
Corporate bonds	2	6,130	34	1	3,006	13	3	9,136	47

Subtotal, debt securities	78	125,449	786	103	359,443	8,130	181	484,892	8,916
Corporate stocks	5	5,823	110	4	1,494	65	9	7,317	175

Total temporarily impaired securities	83	$131,272	$896	107	$360,937	$8,195	190	$492,209	$9,091

The majority of the loss for debt securities reported in an unrealized loss position at December 31, 2007 was concentrated in variable rate trust preferred securities issued by financial services companies, and in U.S. agency or government-sponsored agency mortgage-backed securities. The unrealized losses on trust preferred securities primarily reflect increased investor concerns about recent losses in the financial services industry related to sub-prime lending and sub-prime securities exposure. Credit spreads for issuers in this sector widened substantially during the fourth quarter of 2007, causing prices for these securities holdings to decline. The majority of the loss for other securities reported in an unrealized loss position at December 31, 2007 was concentrated in mortgage-backed securities purchased during 2003 and 2004, during which time interest rates were at or near historical lows. The market value for these and other security holdings included in this analysis have declined due to the relative increase in short and medium term interest rates since the time of purchase. The Corporation believes that the nature and duration of impairment on its debt security holdings are a function of changes in investment spreads and interest rate movements, and does not consider full repayment of principal on the reported debt obligations to be at risk. The Corporation has the ability and intent to hold these investments to full recovery of the cost basis. The debt securities in an unrealized loss position at December 31, 2007 consisted of 106 debt security holdings. The largest loss percentage of any single holding was 18.26% of its amortized cost.
Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers. The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor. The Corporation believes that a portion of the current impairment on its equity securities holdings is a function of investor concerns about recent losses in the financial services industry related to sub-prime lending and sub-prime securities exposure, which have resulted in greater volatility in market prices for both common and preferred stocks in this market sector. The equity securities in an unrealized loss position at December 31, 2007 consisted of nine holdings of financial and commercial entities with unrealized losses totaling $1.728 million at December 31, 2007. The unrealized loss position of these same securities was $720 thousand at September 30, 2007 and $1.178 million, or 82% of their aggregate cost, at January 31, 2008. The Corporation has the ability and intent to hold these investments to full recovery of the cost basis.
The maturities of debt securities as of December 31, 2007 are presented below. Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments. All other securities are included based on contractual maturities. Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties. Yields on tax exempt obligations are not computed on a tax equivalent basis. Included in the securities portfolio at December 31, 2007 were debt securities with an aggregate carrying value of $151.8 million that are callable at the discretion of the issuers. Final maturities of the callable securities range from three months to twenty-nine years, with call features ranging from one month to nine years.

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals

Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored agencies:
Amortized cost	$62,710	$44,106	$29,905	$–	$136,721
Weighted average yield	4.97%	4.89%	5.43%	–%	5.05%
Mortgage-backed securities issued by U.S. government & government-sponsored agencies:
Amortized cost	79,701	214,283	117,010	58,203	469,197
Weighted average yield	5.28%	5.23%	5.33%	5.36%	5.28%
State and political subdivisions:
Amortized cost	957	9,017	61,402	9,258	80,634
Weighted average yield	2.43%	3.77%	3.89%	3.98%	3.87%
Trust preferred securities:
Amortized cost	1,028	4,805	6,945	25,217	37,995
Weighted average yield	4.83%	3.44%	3.50%	4.18%	3.98%
Corporate bonds:
Amortized cost	4,781	6,106	3,053	–	13,940
Weighted average yield	5.90%	5.24%	5.13%	–%	5.44%

Total debt securities:
Amortized cost	$149,177	$278,317	$218,315	$92,678	$738,487
Weighted average yield	5.12%	5.04%	4.76%	3.77%	4.81%

Fair value	$149,380	$277,880	$218,445	$92,731	$738,436

The following is a summary of amounts relating to sales of securities available for sale:
  (Dollars in thousands)

Years ended December 31,	2007	2006	2005

Proceeds from sales	$151,672	$106,866	$67,542

Gross realized gains	$2,181	$3,984	$1,840
Gross realized losses	(1,726)	(3,541)	(1,451)
Other than temporary write-downs	–	–	(32)

Net realized gains	$455	$443	$357

Included in net realized gains on securities in 2005 were $32 thousand in loss write-downs on certain equity securities deemed to be other-than-temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers.
Included in other noninterest expense for the years ended December 31, 2007, 2006 and 2005 were contributions of appreciated equity securities to the Corporation’s charitable foundation amounting to $520 thousand, $513 thousand

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
and $522 thousand, respectively. These transactions resulted in realized securities gains of $397 thousand, $381 thousand and $369 thousand, respectively, for the same periods.
Securities available for sale with a fair value of $592.7 million and securities available for sale and held to maturity with a fair value of $557.4 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain public deposits at December 31, 2007 and 2006, respectively. (See Note 12 to the Consolidated Financial Statements for additional discussion of FHLB borrowings). In addition, securities available for sale with a fair value of $8.4 million and securities available for sale and held to maturity with a fair value $9.6 million were collateralized for the discount window at the Federal Reserve Bank at December 31, 2007 and 2006, respectively. There were no borrowings with the Federal Reserve Bank at either date. Securities available for sale with a fair value of $1.9 million and $2.1 million were designated in a rabbi trust for a nonqualified retirement plan at December 31, 2007 and 2006, respectively. As of December 31, 2007, securities available for sale with a fair value of $532 thousand were pledged as collateral to secure certain interest rate swap agreements.
(6) Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2007		December 31, 2006
	Amount	%	Amount	%

Commercial:
Mortgages (1)	$278,821	18%	$282,019	19%
Construction and development (2)	60,361	4%	32,233	2%
Other (3)	341,084	21%	273,145	19%

Total commercial	680,266	43%	587,397	40%

Residential real estate:
Mortgages (4)	588,628	37%	577,522	40%
Homeowner construction	11,043	1%	11,149	–%

Total residential real estate	599,671	38%	588,671	40%

Consumer
Home equity lines	144,429	9%	145,676	10%
Home equity loans	99,827	6%	93,947	6%
Other (5)	49,459	4%	44,295	4%

Total consumer	293,715	19%	283,918	20%

Total loans (6)	$1,573,652	100%	$1,459,986	100%

(1)	Amortizing mortgages, primarily secured by income producing property.

(2)	Loans for construction of residential and commercial properties and for land development.

(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(4)	A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 12 for additional discussion of FHLB borrowings).

(5)	Fixed rate consumer installment loans.

(6)
Net of unamortized loan origination fees, net of costs, totaling $100 thousand and $277 thousand at December 31, 2007 and December 31, 2006, respectively. Also includes $297 thousand and $342 thousand of premium, net of discount, on purchased loans at December 31, 2007 and December 31, 2006, respectively.

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
Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 2007 and 2006 was $4.3 million and $2.7 million, respectively. Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $341 thousand in 2007 and $218 thousand in 2006. Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $318 thousand in 2007 and $192 thousand in 2006.
There were no accruing loans 90 days or more past due at December 31, 2007 and 2006.
There were no loans whose terms had been restructured included in nonaccrual loans at December 31, 2007 and 2006.
Impaired Loans
Impaired loans consist of all nonaccrual commercial loans and loans restructured in a troubled debt restructuring.
The following is a summary of impaired loans:
  (Dollars in thousands)

December 31,	2007	2006

Impaired loans requiring an allowance	$2,102	$1,393
Impaired loans not requiring an allowance	2,490	419

Total recorded investment in impaired loans	$4,592	$1,812

  (Dollars in thousands)

Years ended December 31,	2007	2006	2005

Average recorded investment in impaired loans	$2,903	$1,105	$1,076

Interest income recognized on impaired loans	$457	$192	$94

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
Loan Servicing Activities
An analysis of loan servicing rights for the years ended December 31, 2007, 2006 and 2005 follows:

(Dollars in thousands)	Loan
	Servicing	Valuation
	Rights	Allowance	Total

Balance at December 31, 2004	$1,330	$(331)	$999
Loan servicing rights capitalized	391	–	391
Amortization (1)	(375)	–	(375)
Decrease in impairment reserve (2)	–	71	71

Balance at December 31, 2005	1,346	(260)	1,086
Loan servicing rights capitalized	255	–	255
Amortization (1)	(419)	–	(419)
Decrease in impairment reserve (2)	–	36	36

Balance at December 31, 2006	1,182	(224)	958
Loan servicing rights capitalized	246	–	246
Amortization (1)	(361)	–	(361)
Decrease in impairment reserve (2)	–	40	40

Balance at December 31, 2007	$1,067	$(184)	$883

(1)	Amortization expense is charged against loan servicing fee income.

(2)	(Increases) and decreases in the impairment reserve are recorded as (reductions) and additions to loan servicing fee income.
Estimated aggregate amortization expense related to loan servicing assets is as follows:
(Dollars in thousands)

Years ending December 31:	2008	$208
	2009	169
	2010	135
	2011	108
	2012	85
Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements. Loans serviced for others are not included in the Consolidated Balance Sheets. Balance of loans serviced for others, by type of loan:
(Dollars in thousands)

December 31,	2007	2006

Residential mortgages	$67,942	$64,269
Commercial loans	36,105	28,196

Total	$104,047	$92,465

Loans to Related Parties
The Corporation has made loans in the ordinary course of business to certain directors and executive officers including their immediate families and their affiliated companies. Such loans were made under normal interest rate and collateralization terms. Activity related to these loans in 2007 was as follows:
(Dollars in thousands)

Balance at beginning of year	$16,619
Additions	9,957
Reductions	(9,416)

Balance at end of year	$17,160

(7) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:
(Dollars in thousands)

Years ended December 31,	2007	2006	2005

Balance at beginning of year	$18,894	$17,918	$16,771
Reclassification of allowance on off-balance sheet exposures	–	–	(250)
Provision charged to expense	1,900	1,200	1,200
Recoveries of loans previously charged off	261	204	566
Loans charged off	(778)	(428)	(369)

Balance at end of year	$20,277	$18,894	$17,918

Included in the allowance for loan losses at December 31, 2007, 2006 and 2005 was an allowance for impaired loans amounting to $183 thousand, $258 thousand and $44 thousand, respectively.
(8) Premises and Equipment
The following is a summary of premises and equipment:
(Dollars in thousands)

December 31,	2007	2006

Land and improvements	$5,389	$4,203
Premises and improvements	29,914	29,298
Furniture, fixtures and equipment	21,375	22,839

	56,678	56,340
Less accumulated depreciation	31,258	32,033

Total premises and equipment, net	$25,420	$24,307

Depreciation of premises and equipment amounted to $3.0 million of expense for each of the years ended December 31, 2007, 2006 and 2005.
At December 31, 2007, the Corporation was committed to rent premises used in banking operations under noncancellable operating leases. Rental expense under the operating leases amounted to $1.1 million, $963 thousand and $706 thousand for 2007, 2006 and 2005, respectively. The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
(Dollars in thousands)

Years ending December 31:	2008	$1,044
	2009	984
	2010	790
	2011	646
	2012	209
	2013 and thereafter	1,403

Total minimum lease payments		$5,076

Lease expiration dates range from three months to fifteen years, with renewal options of one to twenty years.
(9) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the years ended December 31, 2007 and 2006 were as follows:
Goodwill

		Wealth
(Dollars in thousands)	Commercial	Management
	Banking	Service
	Segment	Segment	Total

Balance at December 31, 2005	$22,591	$17,372	$39,963
Additions to goodwill during the period	–	4,595	4,595
Impairment recognized	–	–	–

Balance at December 31, 2006	22,591	21,967	44,558
Additions to goodwill during the period	–	5,921	5,921
Impairment recognized	–	–	–

Balance at December 31, 2007	$22,591	$27,888	$50,479

Other Intangible Assets
(Dollars in thousands)

	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total

Balance at December 31, 2005	$911	$13,220	$278	$14,409
Amortization	261	1,283	49	1,593

Balance at December 31, 2006	650	11,937	229	12,816
Amortization	140	1,194	49	1,383

Balance at December 31, 2007	$510	$10,743	$180	$11,433

The Stock Purchase Agreement dated March 18, 2005, by and among the Corporation, Weston Financial and Weston Financial’s shareholders, provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008. During 2006 the Corporation recognized a liability of $4.6 million, with a corresponding addition to goodwill, representing the 2006 portion of the earn-out period. During 2007, the Corporation recognized a liability of $5.9 million, with a corresponding addition to goodwill, representing the 2007 portion of the earn-out period. Goodwill is not deductible for tax purposes. See additional disclosure regarding deferred acquisition obligations in Note 12 to the Consolidated Financial Statements.
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
Estimated annual amortization expense is as follows:
(Dollars in thousands)

	Core	Advisory	Non-compete
Estimated amortization expense	Deposits	Contracts	Agreements	Total

2008	$120	$1,111	$49	$1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091
2011	120	768	33	921
2012	30	727	–	757
The components of intangible assets at December 31, 2007 and 2006 were as follows:
(Dollars in thousands)

	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total

December 31, 2007:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,487	2,914	967	6,368

Net amount	$510	$10,743	$180	$11,433

December 31, 2006:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,347	1,720	918	4,985

Net amount	$650	$11,937	$229	$12,816

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
(10) Net Deferred Tax Asset and Income Taxes
The components of income tax expense were as follows:
(Dollars in thousands)

Years ended December 31,	2007	2006	2005

Current tax expense:
Federal	$12,512	$13,435	$12,106
State	646	625	175

Total current tax expense	13,158	14,060	12,281

Deferred tax benefit:
Federal	(2,179)	(1,828)	(1,261)
State	(132)	(141)	(35)

Total deferred tax benefit	(2,311)	(1,969)	(1,296)

Total income tax expense	$10,847	$12,091	$10,985

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes. The reasons for the differences were as follows:
(Dollars in thousands)

Years ended December 31,	2007	2006	2005

Tax expense at Federal statutory rate	$12,127	$12,993	$11,903
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1,014)	(613)	(383)
Dividends received deduction	(217)	(244)	(240)
Bank-owned life insurance	(557)	(493)	(389)
State tax, net of Federal income tax benefit	420	406	114
Other	88	42	(20)

Total income tax expense	$10,847	$12,091	$10,985

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2007 and 2006 are as follows:
(Dollars in thousands)

December 31,	2007	2006

Gross deferred tax assets:
Allowance for loan losses	$7,097	$6,613
Defined benefit pension obligations	4,130	5,266
Deferred loan origination fees	888	923
Deferred compensation	1,341	963
Other	2,048	1,043

Gross deferred tax assets	15,504	14,808

Gross deferred tax liabilities:
Securities available for sale	(418)	(181)
Deferred loan origination costs	(1,940)	(1,803)
Premises and equipment	(371)	(440)
Amortization of intangibles	(4,621)	(5,160)
Other	(449)	(512)

Gross deferred tax liabilities	(7,799)	(8,096)

Net deferred tax asset	$7,705	$6,712

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years.
Effective January 1, 2007, the Corporation adopted the provisions of FIN 48. The adoption of FIN 48 did not result in any adjustment to retained earnings as of January 1, 2007.
A reconciliation of the beginning and ending amount of total unrecognized tax benefit is as follows:

(Dollars in thousands)

Balance at January 1, 2007	$1,195
Increase related to current year tax positions	163

Balance at December 31 , 2007	$1,358

As of December 31, 2007, the Corporation had gross tax affected unrecognized tax benefits of $1.4 million. If recognized, this amount would be recorded as a component of income tax expense.
The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2004. The Corporation is no longer subject to state income tax examinations by tax authorities for years before 2001.
Interest expense recognized related to uncertain tax positions amount to $53 thousand in 2007 and was included in income tax expense. Total accrued interest as of December 31, 2007 was $123 thousand. As of the FIN 48 adoption date of January 1, 2007, accrued interest amounted to $70 thousand.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
(11) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2007 were as follows:
(Dollars in thousands)

Years ending December 31:	2008	$668,255
	2009	84,650
	2010	27,810
	2011	10,299
	2012	16,770
	2013 and thereafter	57

Balance at December 31, 2007		$807,841

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $418.7 million and $426.3 million at December 31, 2007 and 2006, respectively.
The following table represents the amount of certificates of deposit of $100 thousand or more at December 31, 2007 maturing during the periods indicated:
(Dollars in thousands)

Maturing:	January 1, 2008 to March 31, 2008	$136,551
	April 1, 2008 to June 30, 2008	80,786
	July 1, 2008 to December 31, 2008	120,497
	January 1, 2009 and beyond	80,871

Balance at December 31, 2007		$418,705

(12) Borrowings
Federal Home Loan Bank Advances
The following table presents maturities and weighted average interest rates paid on FHLB advances outstanding at December 31, 2007 and 2006:
(Dollars in thousands)

	December 31, 2007			December 31, 2006

	Scheduled	Redeemed at	Weighted	Scheduled	Redeemed at	Weighted
	Maturity	Call Date (1)	Average Rate (2)	Maturity	Call Date (1)	Average Rate (2)

2007	$ –	$ –	–%	$161,000	$210,500	4.09%
2008	186,220	204,220	4.15%	115,860	115,860	3.84%
2009	115,441	110,441	4.27%	82,063	70,063	4.17%
2010	83,569	83,569	4.72%	29,671	15,171	5.49%
2011	69,414	61,414	4.54%	28,993	20,993	4.77%
2012	89,842	89,842	4.83%	19,205	9,205	4.30%
2013 and after	71,931	66,931	4.93%	37,769	32,769	4.97%

	$616,417	$616,417		$474,561	$474,561

(1)
Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.
During the first quarter of 2007, the Corporation prepaid $26.5 million in advances payable to the FHLB resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $1.1 million. See additional discussion in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Noninterest Expense.”

In addition to the outstanding advances, the Bank also has access to an unused line of credit amounting to $8.0 million at December 31, 2007. Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances. The FHLB maintains a security interest in various assets of the Bank including, but not limited to, residential mortgage loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB. The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2007. Included in the collateral were securities available for sale with a fair value of $395.4 million and securities available for sale and held to maturity with a fair value of $451.5 million that were specifically pledged to secure FHLB borrowings at December 31, 2007 and December 31, 2006, respectively. Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.
Junior Subordinated Debentures
In August 2005, the Bancorp sponsored the creation of WT Capital Trust I (“Trust I”) and WT Capital Trust II (“Trust II”). Trust I and Trust II are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp. The Bancorp is the owner of all of the common securities of Trust I and Trust II. In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities–Revised”, Trust I and Trust II are treated as unconsolidated subsidiaries. The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Balance Sheet.
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
On August 29, 2005, Trust II issued $14 million of Capital Securities in a private placement of trust preferred securities. The Capital Securities mature in November 2035, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the Capital Securities, at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Trust II, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders. The proceeds of the Capital Securities, along with proceeds from the issuance of common securities by Trust II to the Bancorp, were used to purchase $14.4 million of the Bancorp’s junior subordinated deferrable interest notes (the “Trust II Debentures”) and constitute the primary asset of Trust II. Like the Capital Securities, the Trust II Debentures bear interest at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%. The Trust II Debentures mature on November 23, 2035, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after November 23, 2010, or upon the occurrence of certain special qualifying events.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
Other Borrowings
The following is a summary of other borrowings:
  (Dollars in thousands)

December 31,	2007	2006

Treasury, Tax and Loan demand note balance	$2,793	$3,863
Deferred acquisition obligations	9,884	10,372
Securities sold under repurchase agreements	19,500	–
Other	383	449

Other borrowings	$32,560	$14,684

In the first quarter of 2007, securities sold under repurchase agreements of $19.5 million were executed. The securities sold under agreements to repurchase are callable at the issuer’s option, at one time only, in one year and mature in five years. The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures. Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability. There were no securities sold under repurchase agreements outstanding at December 31, 2006 and 2005.
The Stock Purchase Agreement for the August 2005 acquisition of Weston Financial provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008. Contingent payments are added to goodwill and recorded as deferred acquisition liabilities at the time the payments are determinable beyond a reasonable doubt. See additional disclosure on goodwill in Note 9 to the Consolidated Financial Statements. Deferred acquisition obligations amounted to $9.9 million and $10.4 million at December 31, 2007 and 2006, respectively. During 2007, the Corporation recognized a liability of $5.9 million, representing the 2007 portion of the earn-out period. In the first quarter of 2007 the Corporation paid approximately $6.7 million, which represented the 2006 earn-out payment.
(13) Shareholders’ Equity
Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved a new common stock repurchase plan to replace a prior stock repurchase plan approved in 2001, which was terminated. The 2006 plan authorizes the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions. This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations. The Bancorp plans to hold the repurchased shares as treasury stock to be used for general corporate purposes. Under the 2006 plan, 185,400 shares of stock were repurchased in 2007 at a total cost of $4.8 million.
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
Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank. The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction. Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp. Generally the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements. The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. In addition, the Rhode Island Division of Banking may also restrict the declaration of dividends if a bank would not be able to pay its debts as they become due in the usual course of business or the bank’s total assets would be less than the sum of its total liabilities. Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $58.1 million as of December 31, 2007.
Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.
Reserved Shares
As of December 31, 2007, a total of 1,683,162 common stock shares were reserved for issuance under the 1997 Plan, 2003 Plan, the Amended and Restated Dividend Reinvestment, the 2006 Stock Repurchase Plan and the Nonqualified Deferred Compensation Plan.
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
Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations). Management believes, as of December 31, 2007 that the Corporation meets all capital adequacy requirements to which it is subject.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
As of December 31, 2007, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action. To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios. There are no conditions or events since that notification that management believes have changed the Bank’s categorization.
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2007 and 2006, as well as the corresponding minimum regulatory amounts and ratios:

					To Be “Well Capitalized”
			For Capital Adequacy		Under Prompt Corrective
(Dollars in thousands)	Actual		Purposes		Action Provisions

	Amount	Ratio	Amount	Ratio	Amount	Ratio

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):
Corporation	$167,061	10.39%	$128,648	8.00%	$160,810	10.00%
Bank	$174,750	10.87%	$128,574	8.00%	$160,717	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$146,393	9.10%	$64,324	4.00%	$96,486	6.00%
Bank	$154,093	9.59%	$64,287	4.00%	$96,430	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$146,393	6.09%	$96,088	4.00%	$120,110	5.00%
Bank	$154,093	6.42%	$96,042	4.00%	$120,053	5.00%
As of December 31, 2006:
Total Capital (to Risk-Weighted Assets):
Corporation	$161,606	10.96%	$117,538	8.00%	$146,922	10.00%
Bank	$168,235	11.46%	$117,465	8.00%	$146,832	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$140,568	9.57%	$58,769	4.00%	$88,153	6.00%
Bank	$147,738	10.06%	$58,733	4.00%	$88,099	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$140,568	6.01%	$93,487	4.00%	$116,858	5.00%
Bank	$147,738	6.32%	$93,437	4.00%	$116,797	5.00%
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
The Corporation’s capital ratios at December 31, 2007 place the Corporation in the “well-capitalized” category according to regulatory standards. On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards. Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill. The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.
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
  (Dollars in thousands)

December 31,	2007	2006

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$149,465	$122,376
Home equity lines	176,284	185,483
Other loans	20,770	10,671
Standby letters of credit	8,048	9,401
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	3,495	2,924
Commitments to sell fixed rate mortgage loans	5,472	5,066
Interest rate swap contracts:
Swaps with customers	3,850	–
Mirror swaps with counterparties	3,850	–
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
Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary. Standby letters of credit extend up to five years. At December 31, 2007 and 2006, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.0 million and $9.4 million, respectively. At December 31, 2007 and 2006, there was no liability to beneficiaries resulting from standby letters of credit. Fee income on standby letters of credit for 2007 and 2006 totaled $97 thousand and $109 thousand, respectively.
At December 31, 2007, a substantial portion of the standby letters of credit were supported by pledged collateral. The collateral obtained is determined based on management’s credit evaluation of the customer. Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.
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
December 31, 2007 and 2006
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
In 2007, the Corporation entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk. The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments. When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a mirror swap contract with a third party. The third party exchanges the client’s fixed rate loan payments for floating rate loan payments. We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.
At December 31, 2007, the notional amounts of interest rate swap contracts totaled $7.7 million and consisted of $3.850 million of swaps with commercial loan borrowers that exchanged floating rates for fixed rates and the “mirror” of the above amount, of swaps that exchanged fixed rates for floating rates, which we made with other financial institutions. Interest rate swap contracts are carried at fair value with changes recorded as a component of other noninterest income. The fair values of such agreements as of December 31, 2007 were not material and therefore are not disclosed. For the years ended December 31, 2006 and 2005, the Corporation did not engage in such agreements.
Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale. To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale, best efforts forward commitments are established to sell individual mortgage loans. Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments. Accordingly, the fair value of these commitments is recognized in other assets on the balance sheet and the changes in fair value of such commitments are recorded in current earnings in the income statement. The carrying values of such commitments as of December 31, 2007 and 2006 and the respective changes in fair values for the years then ended were insignificant.
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
Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2007 and 2006 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation’s historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.
Deposit Liabilities
The fair value of demand deposits, NOW accounts, money market accounts and savings accounts is equal to the amount payable on demand as of December 31, 2007 and 2006. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.
Securities Sold Under Agreements to Repurchase
The carrying amount of securities sold under repurchase agreements is estimated based on bid quotations received from brokers.
Federal Home Loan Bank Advances
Rates currently available to the Corporation for advances with similar terms and remaining maturities are used to estimate fair value of existing advances.
Junior Subordinated Debentures
The fair value of the junior subordinated debentures is estimated using rates currently available to the Corporation for debentures with similar terms and maturities.
Derivative Financial Instruments
Interest rate swap agreements – The estimated fair values of interest rate swap agreements represent the amounts we would expect to receive or pay to terminate such agreements. The fair values of such agreements as of December 31, 2007 were not material and therefore are not disclosed. The Corporation did not engage in such agreements during 2006.
Forward Loan Commitments to Sell Loans Held for Sale – The fair value of forward loan commitments to sell loans reflects the estimated amounts that the Corporation would receive or pay to terminate the commitment at the reporting date. It also considers the difference between current levels of interest rates and the committed rates. The fair values of such commitments as of December 31, 2007 and 2006 were insignificant.
Letters of Credit – The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparties. Letters of credit contain provisions for fees, conditions and term periods that are consistent with customary market practices. Accordingly, the fair value amounts (considered to be the discounted present value of the remaining contractual fees over the unexpired commitment period) would not be material and therefore are not disclosed.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
The following table presents the fair values of financial instruments:

December 31,	2007		2006

	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value

Financial Assets:
Cash and cash equivalents	$32,790	$32,790	$54,337	$54,337
Mortgage loans held for sale	1,981	2,004	2,148	2,148
Securities available for sale	751,778	751,778	526,396	526,396
Securities held to maturity	–	–	177,455	175,369
FHLB stock	31,725	31,725	28,727	28,727
Loans, net of allowance for loan losses	1,553,375	1,576,278	1,441,092	1,439,619
Bank-owned life insurance	41,363	41,363	39,770	39,770

Financial Liabilities:
Noninterest-bearing demand deposits	$175,542	$175,542	$186,533	$186,533
NOW accounts	164,944	164,944	175,479	175,479
Money market accounts	321,600	321,600	286,998	286,998
Savings accounts	176,278	176,278	205,998	205,998
Time deposits	807,841	812,009	822,989	823,372
FHLB advances	616,417	625,833	474,561	468,981
Junior subordinated debentures	22,681	18,706	22,681	20,998
Securities sold under repurchase agreements	19,500	20,050	–	–
Other borrowings	13,060	13,060	14,684	14,684
(16) Employee Benefits
Defined Benefit Pension Plans
The Corporation offers a tax-qualified defined benefit pension plan for the benefit of certain eligible employees. During 2007, the Corporation reviewed its retirement program, benefit trends, and best practices, and made a strategic decision to shift retirement benefits from the pension plan to the 401(k) Plan. Effective October 1, 2007, the pension plan was amended to freeze plan entry to new hires and rehires. Existing employees hired prior to October 1, 2007 continue to accrue benefits under the plan. Benefits are based on an employee’s years of service and compensation earned during the years of service. The plan is funded on a current basis, in compliance with the requirements of ERISA.
The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans. The supplemental retirement plans provide eligible participants with an additional retirement benefit. The actuarial assumptions used for the supplemental plans are the same as those used for the Corporation’s tax-qualified pension plan.
The non-qualified retirement plans provide for the designation of assets in rabbi trusts. Securities available for sale designated for this purpose, with the carrying value of $2.3 million and $2.5 million are included in the Consolidated Balance Sheets at December 31, 2007 and 2006, respectively.
Effective December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).” This Statement required that the funded status of an employer’s postretirement benefit plan, measured as the difference between the fair value of plan assets and the projected benefit obligation, be recognized in its statement of financial position. This Statement also requires that future changes in the funded status of a defined benefit plan, including actuarial gains and losses and prior service costs and credits, must be recognized in comprehensive income in the year in which the changes occur. In addition, SFAS No. 158 requires the measurement of the defined benefit plan’s assets and obligations as of the employer’s fiscal year end. The measurement provision of this Statement will be effective for years beginning after December 15, 2008, with early application encouraged. The Corporation has not yet adopted the measurement date provisions of this Statement.
The following table sets forth the plans’ benefit obligations, fair value of plan assets and funded status as of December 31, 2007 and 2006.

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2007	2006	2007	2006

Change in Benefit Obligation:
Benefit obligation at beginning of period	$31,763	$30,416	$8,944	$8,628
Service cost	2,010	2,067	345	351
Interest cost	1,848	1,651	519	467
Amendments	-	-	-	-
Transfer of benefit obligation due to legislative change	-	231	-	(231)
Actuarial loss (gain)	(1,644)	(1,744)	(250)	64
Benefits paid	(842)	(774)	(335)	(335)
Administrative expenses	(107)	(84)	-	-

Benefit obligation at end of period	$33,028	$31,763	$9,223	$8,944

Change in Plan Assets:
Fair value of plan assets at beginning of period	$25,661	$23,223	$-	$-
Actual return on plan assets	3,888	1,996	-	-
Employer contribution	1,850	1,300	335	335
Benefits paid	(842)	(774)	(335)	(335)
Administrative expenses	(107)	(84)	-	-

Fair value of plan assets at end of period	$30,450	$25,661	$-	$-

Funded status at end of period	$(2,578)	$(6,102)	$(9,223)	$(8,944)

The funded status of the qualified pension plan and non-qualified retirement plans has been recognized in accrued expenses and other liabilities in the Consolidated Balance Sheets at December 31, 2007 and 2006.
The components of accumulated other comprehensive loss related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis, are summarized below:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2007	2006	2007	2006

Net actuarial (gain) loss	$(129)	$3,606	$1,884	$2,352
Prior service cost (credit)	(394)	(427)	203	266
Net transition asset	(1)	(7)	-	-

Total pre-tax amounts recognized in accumulated other comprehensive (income) loss	$(524)	$3,172	$2,087	$2,618

The accumulated benefit obligation for the qualified pension plan was $25.2 million and $23.8 million at December 31, 2007 and 2006, respectively. The accumulated benefit obligation for the non-qualified retirement plans amounted to $7.4 million and $6.9 million at December 31, 2007 and 2006, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets:

(Dollars in thousands)	Non-Qualified
	Retirement Plans
December 31,	2007	2006

Projected benefit obligation	$9,223	$8,944
Accumulated benefit obligation	7,422	6,891
Fair value of plan assets	–	–
The components of net periodic benefit cost and other amounts recognized in other comprehensive income, on a pre-tax basis, were as follows:

(Dollars in thousands)	Qualified			Non-Qualified
	Pension Plan			Retirement Plans
Years ended December 31,	2007	2006	2005	2007	2006	2005

Net Periodic Benefit Cost:
Service cost	$2,010	$2,067	$1,871	$345	$351	$311
Interest cost	1,848	1,651	1,522	519	467	436
Expected return on plan assets	(1,984)	(1,800)	(1,686)	–	–	–
Amortization of transition asset	(6)	(6)	(6)	–	–	–
Amortization of prior service cost	(33)	(33)	30	63	63	76
Recognized net actuarial (gain) loss	187	317	123	218	215	131

Net periodic benefit cost	$2,022	$2,196	$1,854	$1,144	$1,096	$954

Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income:
Net loss (gain)	$(3,735)	$ –	$ –	$(468)	$ –	$ –
Prior service cost (credit)	33	–	–	(63)	–	–
Net transition asset	6	–	–	–	–	–

Recognized in other comprehensive income	$(3,696)	$ –	$ –	$(531)	$ –	$ –

Total recognized in net periodic benefit cost and other comprehensive income	$(1,674)	$2,196	$1,854	$613	$1,096	$954

The estimated net transition asset, prior service credit and net loss for the qualified pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 are $(1) thousand, $(33) thousand and $13 thousand, respectively. The estimated prior service cost and net loss for the non-qualified retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2008 are $63 thousand and $218 thousand, respectively.
Prior to the adoption of the recognition and disclosure provisions of SFAS No. 158, adjustments to minimum liability were recognized in accumulated other comprehensive income as follows.

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Years ended December 31,	2006	2005	2006	2005

(Decrease) increase in minimum liability in other comprehensive income	$ –	$ –	$(61)	$297

Assumptions:
The measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2007 and 2006 were as follows:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2007	2006	2007	2006

Measurement date	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Discount rate	6.25%	5.90%	6.25%	5.90%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%
The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2007, 2006 and 2005 were as follows:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2007	2006	2005	2007	2006	2005

Measurement date	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2004
Discount rate	5.90%	5.50%	6.00%	5.90%	5.50%	6.00%
Expected long-term return on plan assets	8.25%	8.25%	8.25%	–	–	–
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%
The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan’s investment practices. The assumption is updated at least annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions. At September 30, 2006, the measurement date used in the determination of net periodic benefit cost for 2007, the Corporation determined that a revision to the assumption was not necessary based upon expected market performance and the expected long-term rate of return assumption remained at 8.25%. The discount rate assumption for defined benefit pension plans is reset annually based on the published yield index for “AA” long-term corporate bonds, which is considered to be representative of the estimated future benefit payments.
Plan Assets:
The asset allocations of the qualified pension plan at December 31, 2007 and 2006, by asset category were as follows:

December 31,	2007	2006

Asset Category:
Equity securities	66.4%	60.6%
Debt securities	30.6%	36.3%
Other	3.0%	3.1%

Total	100.0%	100.0%

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
December 31, 2007 and 2006
Pension Trust should be protected by substantial diversification of investments, providing exposure to a wide range of quality investment opportunities in various asset classes.
The investment objective with respect to the Pension Trust assets is to provide capital appreciation with a current income component. At any time, the portfolio will typically be invested in the following ranges: 50% to 70% in equities; 30% to 50% in fixed income; and 0% to 10% in cash and cash equivalents. The trustee investment manager will have authorization to invest within these ranges, making decisions based upon market conditions.
Fixed income bond investments should be limited to those in the top four categories used by the major credit rating agencies. High yield bond funds may be used to provide exposure to this asset class as a diversification tool provided they do not exceed 15% of the portfolio. In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts. The assets of Pension Trust will typically have a laddered maturity structure, avoiding large concentrations in any single year. Common stock and equity holdings provide opportunities for dividend and capital appreciation returns. Holdings will be appropriately diversified by maintaining broad exposure to large-, mid- and small-cap stocks as well as international equities. Concentration in small-cap, mid-cap and international equities is limited to 20%, 20% and 30% of the equity portfolio, respectively. Investment selection and mix of equity holdings should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy while ensuring efficient diversification. The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity holdings of the Pension Trust. Investments in publicly traded real estate investment trust securities and low-risk derivatives securities such as callable securities, floating rate notes, mortgage backed securities and treasury inflation protected securities, are permitted.
Cash Flows:
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible. The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution. The Corporation expects to contribute $2.0 million to the qualified pension plan in 2008. In addition, the Corporation expects to contribute $421 thousand in benefit payments to the non-qualified retirement plans in 2008.
Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Dollars in thousands)	Qualified	Non-Qualified
	Pension Plan	Plans

2008	$ 949	$ 421
2009	980	418
2010	1,150	492
2011	1,304	657
2012	1,404	686
Years 2013 - 2016	10,630	4,043
401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees. Total employer matching contributions under this plan amounted to $685 thousand, $647 thousand and $528 thousand in 2007, 2006 and 2005, respectively.
Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans. Substantially all employees participate in one of the incentive compensation plans. Incentive plans provide for annual or more frequent payments based on a combination of individual performance targets and the achievement of target levels of net income, earnings per share and return on equity, or for certain employees, solely on the achievement of individual performance targets. Total incentive based compensation amounted to $7.6 million, $7.1 million and $4.9 million in 2007, 2006 and 2005, respectively. In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Board of Directors.
Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers. The plan is funded primarily through pre-tax contributions made by the participants. The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets. The participants in the plan bear the risk of market fluctuations of the underlying assets. The accrued liability related to this plan amounted to $3.8 million and $2.8 million at December 31, 2007 and 2006, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets. The corresponding invested assets are reported in other assets.
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
In the Corporation’s consolidated financial statements for the year ended December 31, 2005, the following pro forma net income and earnings per share information was disclosed in accordance with SFAS No. 123 and SFAS No. 148:
  (Dollars in thousands, except per share amounts)

Years ended December 31,		2005

Net income	As reported	$23,024
Less total share-based compensation determined under the fair value method for all awards, net of tax		(1,586)

Pro forma net income	Pro forma	21,438

Basic earnings per share	As reported	$ 1.73
	Pro forma	$ 1.61
Diluted earnings per share	As reported	$ 1.69
	Pro forma	$ 1.57

Weighted average fair value		$ 7.30
Expected life		4.8 years
Risk-free interest rate		4.13%
Expected volatility		33.0%
Expected dividend yield		2.7%
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006
The Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), which was shareholder approved, provided for the granting of share options and other equity incentives to key employees, directors, advisors, and consultants. The 1997 Plan permitted share options and other equity incentives to be granted at any time until April 29, 2007. The 1997 Plan provided for shares of the Bancorp’s common stock to be used from authorized but unissued shares, treasury stock, shares reacquired by the Corporation, or shares available from expired or terminated awards. Share options are designated as either non-qualified or incentive share options.
The Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), which was shareholder approved, provided for the granting of share options to directors, officers and key employees. The 1988 Plan permitted share options to be granted at any time until December 31, 1997. The 1988 Plan provided for shares of the Bancorp’s common stock to be used from authorized but unissued shares, treasury stock, or shares available from expired awards. Share options were designated as either non-qualified or incentive share options. All share options granted under the 1988 Plan expired on December 31, 2007.
The 1988 Plan, the 1997 Plan and the 2003 Plan (collectively, “the Plans”) permit options to be granted with stock appreciation rights (“SARs”), however, no share options have been granted with SARs. Pursuant to the Plans, the exercise price of each share option may not be less than fair market value of the Bancorp’s common stock on the date of the grant. In general, the share option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof. Nonvested share units and shares are valued at the fair market value of the Bancorp’s common stock as of the award date. Share options awarded during 2003, 2004 and 2005 were granted with a variety of vesting terms including immediate vesting, graded vesting over three-year periods and cliff vesting over three-year periods. No share options were awarded during 2006 or 2007. Nonvested share units or shares awarded during 2005, 2006 and 2007 were granted with vesting terms ranging from one to five years. Share option and share awards provide for accelerated vesting if there is a change in control (as defined in the Plans).
Amounts recognized in the consolidated financial statements for share options, nonvested share units and nonvested share awards are as follows:
(Dollars in thousands)

Years ended December 31,	2007	2006	2005

Share-based compensation expense	$ 508	$ 694	$ 372

Related income tax benefit	$ 178	$ 229	$ 130

A summary of share option activity under the Plans as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

(Dollars in thousands)	Number	Weighted	Weighted Average
	of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value

Outstanding at January 1, 2007	1,090,376	$20.74	–	–
Granted	–	–	–	–
Exercised	131,893	17.22	–	–
Forfeited or expired	2,998	26.80	–	–

Outstanding at December 31, 2007	955,485	$21.21	4.8 years	$4,493

Exercisable at December 31, 2007	955,485	$21.21	4.8 years	$4,493

The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of share options exercised during the years ended December 31, 2007 and 2006 was $1.3 million and $1.2 million, respectively.

A summary of the status of Washington Trust’s nonvested shares as of December 31, 2007, and changes during the year ended December 31, 2007, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value

Nonvested at January 1, 2007	73,050	$25.22
Granted	1,500	23.28
Vested	(35,031)	23.68
Forfeited	(169)	23.61

Nonvested at December 31, 2007	39,350	$26.52

As of December 31, 2007, there was $357 thousand of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share option and nonvested share awards) granted under the Plans. That cost is expected to be recognized over a weighted average period of 1.6 years.
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

Year ended December 31, 2007		Wealth
	Commercial	Management		Consolidated
(Dollars in thousands)	Banking	Services	Corporate	Total

Net interest income (expense)	$ 53,927	$(61)	$ 6,078	$ 59,944
Noninterest income	14,263	29,016	2,230	45,509

Total income	68,190	28,955	8,308	105,453

Provision for loan losses	1,900	–	–	1,900
Depreciation and amortization expense	2,454	1,703	177	4,334
Other noninterest expenses	37,530	17,942	9,100	64,572

Total noninterest expenses	41,884	19,645	9,277	70,806

Income before income taxes	26,306	9,310	(969)	34,647
Income tax expense (benefit)	9,234	3,601	(1,988)	10,847

Net income	$ 17,072	$ 5,709	$ 1,019	$ 23,800

Total assets at period end	$1,643,200	$46,163	$850,577	$2,539,940
Expenditures for long-lived assets	$ 3,627	$ 264	$ 200	$ 4,091

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2007 and 2006

Year ended December 31, 2006		Wealth
	Commercial	Management		Consolidated
(Dollars in thousands)	Banking	Services	Corporate	Total

Net interest income (expense)	$53,561	$(106)	$8,019	$61,474
Noninterest income	13,904	26,380	1,899	42,183

Total income	67,465	26,274	9,918	103,657

Provision for loan losses	1,200	–	–	1,200
Depreciation and amortization expense	2,184	1,661	743	4,588
Other noninterest expenses	35,802	17,337	7,608	60,747

Total noninterest expenses	39,186	18,998	8,351	66,535

Income before income taxes	28,279	7,276	1,567	37,122
Income tax expense (benefit)	9,885	2,827	(621)	12,091

Net income	$18,394	$4,449	$2,188	$25,031

Total assets at period end	$1,553,351	$40,125	$805,689	$2,399,165
Expenditures for long-lived assets	$2,745	$466	$360	$3,571

Year ended December 31, 2005		Wealth
	Commercial	Management		Consolidated
(Dollars in thousands)	Banking	Services	Corporate	Total

Net interest income (expense)	$54,088	$(60)	$6,628	$60,656
Noninterest income	12,744	16,662	1,540	30,946

Total income	66,832	16,602	8,168	91,602

Provision for loan losses	1,200	–	–	1,200
Depreciation and amortization expense	2,770	879	223	3,872
Other noninterest expenses	33,679	11,121	7,721	52,521

Total noninterest expenses	37,649	12,000	7,944	57,593

Income before income taxes	29,183	4,602	224	34,009
Income tax expense (benefit)	10,188	1,721	(924)	10,985

Net income	$18,995	$2,881	$1,148	$23,024

Total assets at period end	$1,489,154	$32,201	$880,648	$2,402,003
Expenditures for long-lived assets	$1,920	$238	$285	$2,443
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
Wealth Management Services
Wealth Management Services includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; institutional trust services, including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.
Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs. It also includes income from bank-owned life insurance as well as administrative and executive expenses not allocated to the business lines and the residual impact of methodology allocations such as funds transfer pricing offsets.
(19) Earnings per Share
(Dollars in thousands, except per share amounts)

Years ended December 31,	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted

Net income	$ 23,800	$ 23,800	$ 25,031	$ 25,031	$ 23,024	$ 23,024

Share amounts, in thousands:
Average outstanding	13,355.5	13,355.5	13,424.1	13,424.1	13,315.2	13,315.2
Common stock equivalents	–	248.6	–	299.1	–	311.5

Weighted average outstanding	13,355.5	13,604.1	13,424.1	13,723.2	13,315.2	13,626.7

Earnings per share	$ 1.78	$ 1.75	$ 1.86	$ 1.82	$ 1.73	$ 1.69

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
December 31, 2007 and 2006
(21) Parent Company Financial Statements
The following are parent company only financial statements of Washington Trust Bancorp, Inc. reflecting the investment in the Bank on the equity basis of accounting. The Statements of Changes in Shareholders’ Equity for the parent company only are identical to the Consolidated Statements of Changes in Shareholders’ Equity and are therefore not presented.

Balance Sheets	(Dollars in thousands)
December 31,	2007	2006

Assets:
Cash on deposit with bank subsidiary	$ 2,101	$ 575
Investment in subsidiaries at equity value	217,455	203,339
Dividends receivable from subsidiaries	2,280	4,800
Other assets	71	63

Total assets	$221,907	$208,777

Liabilities:
Junior subordinated debentures	$ 22,681	$ 22,681
Deferred acquisition obligations	9,884	10,372
Dividends payable	2,677	2,556
Accrued expenses and other liabilities	152	112

Total liabilities	35,394	35,721

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares in 2007 and 2006; issued 13,492,110 shares in 2007 and 2006	843	843
Paid-in capital	34,874	35,893
Retained earnings	154,647	141,548
Accumulated other comprehensive loss	(239)	(3,515)
Treasury stock, at cost; 137,652 shares in 2007 and 62,432 shares in 2006	(3,612)	(1,713)

Total shareholders’ equity	186,513	173,056

Total liabilities and shareholders’ equity	$221,907	$208,777

Statements of Income		(Dollars in thousands)
Years ended December 31,	2007	2006	2005

Income:
Dividends from subsidiaries	$21,093	$11,801	$ 8,530

Expenses:
Interest on junior subordinated debentures	1,352	1,352	458
Interest on deferred acquisition obligations	312	308	82
Legal and professional fees	187	–	35
Other	173	1	6

Total expenses	2,024	1,661	581

Income before income taxes	19,069	10,140	7,949
Income tax benefit	691	567	198

Income before equity in undistributed earnings of subsidiaries	19,760	10,707	8,147
Equity in undistributed earnings of subsidiaries	4,040	14,324	14,877

Net income	$23,800	$25,031	$23,024

Statements of Cash Flows		(Dollars in thousands)
Years ended December 31,	2007	2006	2005

Cash flow from operating activities:
Net income	$23,800	$25,031	$23,024
Adjustments to reconcile net income to net cash provided by operating activities:
Equity effect of undistributed earnings of subsidiary	(4,040)	(14,324)	(14,877)
Decrease (increase) in dividend receivable	2,520	(2,700)	150
Increase in other assets	(8)	(4)	(59)
Increase (decrease) in accrued expenses and other liabilities	350	(1)	113
Other, net	(375)	61	(336)

Net cash provided by operating activities	22,247	8,063	8,015

Cash flows from investing activities:
Equity investment in capital trust	–	–	(681)
Payment of deferred acquisition obligation	(6,720)	–	–
Cash paid for acquisition	–	–	(22,268)

Net cash used in investing activities	(6,720)	–	(22,949)

Cash flows from financing activities:
Purchase of treasury stock	(5,200)	(1,547)	(33)
Proceeds from the issuance of common stock under dividend reinvestment plan	–	1,216	606
Proceeds from the exercise of stock options	1,052	912	367
Tax benefit from stock option exercises	727	384	451
Proceeds from the issuance of junior subordinated debentures	–	–	22,681
Cash dividends paid	(10,580)	(10,070)	(9,452)

Net cash (used in) provided by financing activities	(14,001)	(9,105)	14,620

Net increase (decrease) in cash	1,526	(1,042)	(314)
Cash at beginning of year	575	1,617	1,931

Cash at end of year	$2,101	$575	$1,617

ITEM 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2007. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.
Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	Other Information
None.
PART III

ITEM 10.	Directors and Executive Officers of the Registrant
Required information regarding directors is presented under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 14, 2008 prepared for the Annual Meeting of Shareholders to be held April 22, 2008, which is incorporated herein by reference.
Required information regarding the Corporation’s audit committee and audit committee financial experts is included under the caption “Board of Directors and Committees – Audit Committee” in the Bancorp’s Proxy Statement dated March 14, 2008 prepared for the Annual Meeting of Shareholders to be held April 22, 2008, which is incorporated herein by reference.
Required information regarding executive officers of the Corporation is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”
Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 14, 2008 prepared for the Annual Meeting of Shareholders to be held April 22, 2008, which is incorporated herein by reference.
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
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Compensation of Directors,” “Executive Compensation,” “Change of Control Agreements,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement dated March 14, 2008 prepared for the Annual Meeting of Shareholders to be held April 22, 2008, which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 14, 2008 prepared for the Annual Meeting of Shareholders to be held April 22, 2008, which is incorporated herein by reference.
Equity Compensation Plan Information
The following table provides information as of December 31, 2007 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1997 Plan, the 2003 Plan and the Amended and Restated Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

Equity Compensation Plan Information
				Number of securities
				remaining available for
	Number of securities to	Weighted average		future issuance under equity
	be issued upon exercise	exercise price of		compensation plan
	of outstanding options,	outstanding options,		(excluding securities
Plan category	warrants and rights (1)	warrants and rights		referenced in column (a))

	(a)	(b)		(c)

Equity compensation plans approved by security holders (2)	1,025,054 (3)	$21.21	(4)	232,170 (5)

Equity compensation plans not approved by security holders (6)	28,615	N/A	(7)	N/A

Total	1,053,669	$21.21	(4)(7)	232,170

(1)	Does not include any nonvested shares as such shares are already reflected in the Bancorp’s outstanding shares.

(2)	Consists of the 1997 Plan and the 2003 Plan.

(3)	Includes 51,819 nonvested share units outstanding under the 1997 Plan and 17,250 nonvested share units outstanding under the 2003 Plan.

(4)	Does not include the effect of the nonvested share units awarded under the 1997 Plan and the 2003 Plan because these units do not have an exercise price.

(5)	Includes up to 211,757 securities that may be issued in the form of nonvested shares.

(6)	Consists of the Deferred Compensation Plan, which is described below.

(7)	Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan as such units do not have any exercise price.
The Deferred Compensation Plan
The Deferred Compensation Plan has not been approved by our shareholders.
The Deferred Compensation Plan allows our directors and officers to defer a portion of their compensation. The deferred compensation is contributed to a rabbi trust. The trustee of the rabbi trust invests the assets of the trust in shares of selected mutual funds as well as shares of the Bancorp’s common stock. All shares of the Bancorp’s common stock are purchased in the open market. As of October 15, 2007, the Bancorp’s common stock was no longer available as a new benchmark investment under the plan. Further, directors and officers who currently have selected Bancorp’s common stock as a benchmark investment (the “Bancorp Stock Fund”) will be allowed to transfer from that fund during a transition period that will run through September 15, 2008. After September 15, 2008, directors and officers will not be allowed to make transfers from the Bancorp Stock Fund and any distributions will be made in whole shares of Bancorp’s common stock to the extent of the benchmark investment election in the Bancorp Stock Fund.

The Deferred Compensation Plan was included as part of Exhibit 10.1 to the Bancorp’s Form S-8 Registration Statement (File No. 333-146388) filed with the SEC on September 28, 2007.

ITEM 13.	Certain Relationships and Related Transactions
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Board of Directors and Committees – Director Independence” in the Bancorp’s Proxy Statement dated March 14, 2008 prepared for the Annual Meeting of Shareholders to be held April 22, 2008.

ITEM 14.	Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the caption “Independent Auditors” in the Bancorp’s Proxy Statement dated March 14, 2008 prepared for the Annual Meeting of Shareholders to be held April 22, 2008.

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

Exhibit
Number
2.1
Stock Purchase Agreement, dated March 18, 2005, by and between Washington Trust Bancorp, Inc., Weston Financial Group, Inc., and the shareholders of Weston Financial Group, Inc. – Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on March 22, 2005. (1)

3.1	Restated Articles of Incorporation of the Registrant – Filed as Exhibit 3.a to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1)

3.2	Amendment to Restated Articles of Incorporation – Filed as Exhibit 3.b to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. (1)

3.3	Amended and Restated By-Laws of the Registrant – Filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated September 20, 2007. (1)

4.1
Transfer Agency and Registrar Services Agreement, between Registrant and American Stock Transfer & Trust Company, dated February 15, 2006 – Filed as Exhibit 4.1 on the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. (1)

4.2
Agreement of Substitution and Amendment of Amended and Restated Rights Agreement, between Registrant and American Stock Transfer & Trust Company, dated February 15, 2006 – Filed as Exhibit 4.2 on the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006. (1)

4.3
Shareholder Rights Agreement, dated as of August 17, 2006, between Washington Trust Bancorp, Inc. and American Stock Transfer & Trust Company, as Rights Agent – Filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated August 17, 2006. (1)

10.1	Annual Performance Plan – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended March 31, 2007. (1) (2)

10.2	Amended and Restated 1988 Stock Option Plan – Filed as Exhibit 10.d to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2000. (1) (2)

Exhibit
Number
10.3
Vote of the Board of Directors of the Registrant, which constitutes the 1996 Directors’ Stock Plan – Filed as Exhibit 10.e to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2002. (1) (2)

10.4	The Registrant’s 1997 Equity Incentive Plan – Filed as Exhibit 10.f to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2002. (1) (2)

10.5
Amendment to the Registrant’s 1997 Equity Incentive Plan – Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended June 30, 2000. (1) (2)

10.6	2003 Stock Incentive Plan – Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (1) (2)

10.7	First Amendment to 2003 Stock Incentive Plan – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2004. (1) (2)

10.8
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees) – Filed as exhibit 10.1 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.9
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit No. 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.10
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors) - Filed as Exhibit No. 10.3 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.11
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees) – Filed as Exhibit No. 10.4 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.12
Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended – Filed as Exhibit No. 10.5 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.13
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit No. 10.6 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.14
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended – Filed as Exhibit No. 10.7 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.15
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit No. 10.8 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.16
Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended – Filed as Exhibit No. 10.9 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1)

10.17	Compensatory agreement with Galan G. Daukas, dated July 28, 2005 – Filed as Exhibit 10.1 to the Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (1) (2)

10.18
Amended and Restated Declaration of Trust of WT Capital Trust I dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as exhibit 10.1 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

Exhibit
Number
10.19
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as exhibit 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.20
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as exhibit 10.3 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.21
Certificate Evidencing Fixed/Floating Rate Capital Securities of WT Capital Trust I dated August 29, 2005 – Filed as exhibit 10.4 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.22
Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as exhibit 10.5 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.23
Amended and Restated Declaration of Trust of WT Capital Trust II dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as exhibit 10.6 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.24
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as exhibit 10.7 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.25
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as exhibit 10.8 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.26
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 10,000) dated August 29, 2005 – Filed as exhibit 10.9 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.27
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 4,000) dated August 29, 2005 – Filed as exhibit 10.10 to the Bancorp’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.28
Fixed/Floating Rate Junior Subordinated Debt Security due 2035 of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as exhibit 10.11 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.29
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 25, 2006. (1) (2)

10.30
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 25, 2006. (1) (2)

10.31
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 25, 2006. (1) (2)

10.32
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated April 25, 2006. (1) (2)

10.33	Second Amendment to 2003 Stock Incentive Plan – Filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2006.(1)(2)

10.34
Amended and Restated Nonqualified Deferred Compensation Plan – Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-146388) filed with the Securities and Exchange Commission on September 28, 2007. (1) (2)

10.35	Wealth Management Business Building Incentive Plan – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended March 31, 2007. (1) (2)

Exhibit
Number
10.36	Amended and Restated Supplemental Pension Benefit and Profit Sharing Plan – Filed herewith. (2)

10.37	Amended and Restated Supplemental Executive Retirement Plan – Filed herewith. (2)

10.38	Form of Executive Severance Agreement - Filed herewith. (2)

21.1	Subsidiaries of the Registrant – Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005. (1)

23.1	Consent of Independent Accountants – Filed herewith.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (3)

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: February 25, 2008	By	/s/ John C. Warren
John C. Warren
Chairman, Chief Executive Officer and Director (principal executive officer)

Date: February 25, 2008	By	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer (principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2008	/s/ Gary P. Bennett Gary P. Bennett, Director

Date: February 25, 2008	/s/ Steven J. Crandall

Steven J. Crandall, Director

Date: February 25, 2008	/s/ Larry J. Hirsch

Larry J. Hirsch, Director

Date: February 25, 2008	/s/ Barry G. Hittner

Barry G. Hittner, Director

Date: February 25, 2008	/s/ Katherine W. Hoxsie

Katherine W. Hoxsie, Director

Date: February 25, 2008	/s/ Mary E. Kennard

Mary E. Kennard, Director

Date: February 25, 2008	/s/ Edward M. Mazze

Edward M. Mazze, Director

Date: February 25, 2008	/s/ Kathleen McKeough

Kathleen McKeough, Director

Date: February 25, 2008	/s/ Victor J. Orsinger II

Victor J. Orsinger II, Director

Date: February 25, 2008	/s/ H. Douglas Randall III

H. Douglas Randall, III, Director

Date: February 25, 2008	/s/ Patrick J. Shanahan, Jr.

Patrick J. Shanahan, Jr., Director

Date: February 25, 2008	/s/ James P. Sullivan

James P. Sullivan, Director

Date: February 25, 2008	/s/ Neil H. Thorp

Neil H. Thorp, Director

Date: February 25, 2008	/s/ John F. Treanor

John F. Treanor, Director

Date: February 25, 2008	/s/ John C. Warren

John C. Warren, Director