Form 10-Q
period 2008-03-31
WASHINGTON TRUST BANCORP INC
filed 2008-05-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  000-13091

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☒Yes          ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Mark one)

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐Yes           ☒No

The number of shares of common stock of the registrant outstanding as of May 2, 2008 was 13,387,108.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended March 31, 2008

Page
Number

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
March 31, 2008 and December 31, 2007	3

Consolidated Statements of Income
Three Months Ended March 31, 2008 and 2007	4

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2008 and 2007	5

Condensed Notes to Unaudited Consolidated Financial Statements	6

Report of Independent Registered Public Accounting Firm	22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

PART II. Other Information

Item 1. Legal Proceedings	36

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	37

Item 6. Exhibits	38

Signatures	39

Exhibit 10.1 Amended and Restated Appendix A to The Washington Trust Company Annual Performance Plan

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS	Unaudited
	March 31,	December 31,
	2008	2007
Assets:
Cash and noninterest-bearing balances due from banks	$32,420	$30,817
Interest-bearing balances due from banks	1,080	1,973
Federal funds sold and securities purchased under resale agreements	8,808	7,600
Other short-term investments	1,211	722
Mortgage loans held for sale	1,854	1,981
Securities available for sale, at fair value;
amortized cost $742,875 in 2008 and $750,583 in 2007	747,053	751,778
Federal Home Loan Bank stock, at cost	35,273	31,725
Loans:
Commercial and other	726,315	680,266
Residential real estate	577,892	599,671
Consumer	294,375	293,715
Total loans	1,598,582	1,573,652
Less allowance for loan losses	20,724	20,277
Net loans	1,577,858	1,553,375
Premises and equipment, net	24,989	25,420
Accrued interest receivable	10,976	11,427
Investment in bank-owned life insurance	41,809	41,363
Goodwill	50,479	50,479
Identifiable intangible assets, net	11,107	11,433
Other assets	19,470	19,847
Total assets	$2,564,387	$2,539,940
Liabilities:
Deposits:
Demand deposits	$165,822	$175,542
NOW accounts	174,146	164,944
Money market accounts	327,562	321,600
Savings accounts	177,110	176,278
Time deposits	790,385	807,841
Total deposits	1,635,025	1,646,205
Dividends payable	2,678	2,677
Federal Home Loan Bank advances	658,048	616,417
Junior subordinated debentures	22,681	22,681
Other borrowings	23,057	32,560
Accrued expenses and other liabilities	31,679	32,887
Total liabilities	2,373,168	2,353,427
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 13,492,110 in 2008 and 2007	843	843
Paid-in capital	34,779	34,874
Retained earnings	157,065	154,647
Accumulated other comprehensive income (loss)	1,784	(239)
Treasury stock, at cost; 124,092 shares in 2008 and 137,652 shares in 2007	(3,252)	(3,612)
Total shareholders’ equity	191,219	186,513
Total liabilities and shareholders’ equity	$2,564,387	$2,539,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	Unaudited
Three months ended March 31,	2008	2007
Interest income:
Interest and fees on loans	$24,970	$23,934
Interest on securities:
Taxable	8,416	7,792
Nontaxable	780	668
Dividends on corporate stock and Federal Home Loan Bank stock	620	718
Other interest income	140	191
Total interest income	34,926	33,303
Interest expense:
Deposits	11,899	12,977
Federal Home Loan Bank advances	7,299	4,968
Junior subordinated debentures	338	338
Other interest expense	314	150
Total interest expense	19,850	18,433
Net interest income	15,076	14,870
Provision for loan losses	450	300
Net interest income after provision for loan losses	14,626	14,570
Noninterest income:
Wealth management services:
Trust and investment advisory fees	5,342	5,038
Mutual fund fees	1,341	1,262
Financial planning, commissions and other service fees	575	570
Wealth management services	7,258	6,870
Service charges on deposit accounts	1,160	1,125
Merchant processing fees	1,272	1,204
Income from bank-owned life insurance	447	391
Net gains on loan sales and commissions on loans originated for others	491	264
Net (losses) gains on securities	(45)	1,036
Other income	461	358
Total noninterest income	11,044	11,248
Noninterest expense:
Salaries and employee benefits	10,343	9,812
Net occupancy	1,138	1,017
Equipment	944	832
Merchant processing costs	1,068	1,019
Outsourced services	636	519
Advertising and promotion	386	429
Legal, audit and professional fees	543	450
Amortization of intangibles	326	368
Debt prepayment penalties	−	1,067
Other expenses	1,758	1,596
Total noninterest expense	17,142	17,109
Income before income taxes	8,528	8,709
Income tax expense	2,712	2,734
Net income	$5,816	$5,975

Weighted average shares outstanding - basic		13,358.1	13,412.1
Weighted average shares outstanding - diluted		13,560.6	13,723.0
Per share information:	Basic earnings per share	$0.44	$0.45
	Diluted earnings per share	$0.43	$0.44
	Cash dividends declared per share	$0.20	$0.20

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES		(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS
		Unaudited
	Three months ended March 31,	2008	2007
	Cash flows from operating activities:
	Net income	$5,816	$5,975
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	450	300
	Depreciation of premises and equipment	749	728
	Net amortization of premium and discount	187	204
	Amortization of intangibles	326	368
	Share-based compensation	83	171
	Earnings from bank-owned life insurance	(447)	(391)
	Net gains on loan sales	(491)	(264)
	Net losses (gains) on securities	45	(1,036)
	Proceeds from sales of loans	16,176	11,364
	Loans originated for sale	(15,696)	(11,201)
	Increase (decrease) in accrued interest receivable, excluding purchased interest	467	(295)
	(Decrease) increase in other assets	(692)	266
	Decrease in accrued expenses and other liabilities	(1,820)	(1,018)
	Other, net	(4)	−
	Net cash provided by operating activities	5,149	5,171
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(73,111)	(17,065)
	Other investment securities available for sale	(1,025)	(15,873)
	Other investment securities held to maturity	−	(10,302)
Proceeds from sale of:	Other investment securities available for sale	53,289	2,001
Maturities and principal payments of:	Mortgage-backed securities available for sale	21,354	14,177
	Other investment securities available for sale	7,007	2,982
	Mortgage-backed securities held to maturity	−	2,980
	Other investment securities held to maturity	−	20,265
	Purchase of Federal Home Loan Bank stock	(3,548)	−
	Net increase in loans	(38,840)	(8,339)
	Proceeds from sale of loans	18,047	−
	Purchases of loans, including purchased interest	(4,064)	(1,630)
	Purchases of premises and equipment	(318)	(1,024)
	Payment of deferred acquisition obligation	(8,065)	(6,720)
	Net cash used in investing activities	(29,274)	(18,548)
	Cash flows from financing activities:
	Net (decrease) increase in deposits	(11,180)	5,595
	Net (decrease) increase in other borrowings	(1,438)	17,828
	Proceeds from Federal Home Loan Bank advances	289,870	170,400
	Repayment of Federal Home Loan Bank advances	(248,231)	(187,805)
	Purchases of treasury stock, including deferred compensation plan activity	43	(1,930)
	Net proceeds from the exercise of stock options and issuance of other equity instruments	94	113
	Tax benefit from stock option exercises and issuance of other equity instruments	51	189
	Cash dividends paid	(2,677)	(2,556)
	Net cash provided by financing activities	26,532	1,834
	Net increase (decrease) in cash and cash equivalents	2,407	(11,543)
	Cash and cash equivalents at beginning of period	41,112	71,909
	Cash and cash equivalents at end of period	$43,519	$60,366
	Noncash Investing and Financing Activities:
	Loans charged off	$106	$25
	Supplemental Disclosures:
	Interest payments	19,248	18,393
	Income tax payments	332	125

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(1) Basis of Presentation
The consolidated financial statements include the accounts of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”).  All significant intercompany transactions have been eliminated.  Certain prior period amounts have been reclassified to conform to the current period’s classification.  Such reclassifications have no effect on previously reported net income or shareholders’ equity.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to near-term change are the determination of the allowance for loan losses and the review of goodwill, other intangible assets and investments for impairment.

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of March 31, 2008 and December 31, 2007, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Washington Trust Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2) New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures of fair value measurements.  SFAS No. 157 applies to the accounting principles that currently use fair value measurement and does not require any new fair value measurements.  The expanded disclosures focus on the inputs used to measure fair value as well as the effect of the fair value measurements on earnings. SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and interim periods within that fiscal year.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Corporation’s financial position or results of operations.  The required disclosures about fair value measurements for financial assets and liabilities have been included in Note 10.  In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the effective date of SFAS No. 157 as it applies to nonfinancial assets, such as goodwill, and nonfinancial liabilities has been delayed to January 1, 2009.  The Corporation is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets and liabilities will have on the Corporation’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R)” (“SFAS No. 158”).  The requirement to measure the plan’s assets and obligations as of the employers fiscal year end was adopted effective January 1, 2008.  The adoption of the measurement date provision of SFAS No. 158 did not have a material impact on the Corporation’s financial position or results of operations.  See further discussion in Note 11.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value option for Financial Assets and Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure eligible items at fair value at specified election dates.  Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date.  The fair value option (1) may be applied instrument-by-instrument with certain exceptions, (2) is irrevocable (unless a new election date occurs) and (3) is applied only to entire instruments and not to portions of instruments.  SFAS No. 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007.  Early adoption was permitted, however, the Corporation did not elect early adoption and, therefore, adopted SFAS No. 159 on January 1, 2008.  Upon adoption, the Corporation did not elect the fair value option for eligible items.

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations” (“SFAS No. 141R”) and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51 (“SFAS No. 160”).  SFAS No. 141R and SFAS No. 160 require significant changes in the accounting and reporting for business acquisitions and the reporting of a noncontrolling interest in a subsidiary.  Among many changes under SFAS No. 141R, an acquirer will record 100% of all assets and liabilities at fair value for partial acquisitions, contingent consideration will be recognized at fair value at the acquisition date with changes possibly recognized in earnings, and acquisition related costs will be expensed rather than capitalized.  SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary.  Key changes under the standard are that noncontrolling interests in a subsidiary will be reported as part of equity, losses allocated to a noncontrolling interest can result in a deficit balance, and changes in ownership interests that do not result in a change of control are accounted for as equity transactions and upon a loss of control, gain or loss is recognized and the remaining interest is remeasured at fair value on the date control is lost.  SFAS No. 141R and SFAS No. 160 apply prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 (that is January 1, 2009 for entities with a calendar year end).  Early adoption is not permitted.  The adoption of SFAS No. 141R and SFAS No. 160 may have a significant impact on any future business combination closings on or after January 1, 2009.  The Corporation is continuing to evaluate the impact that the adoption of SFAS No. 141R and SFAS No. 160 will have on the Corporation’s financial position and results of operations.

The SEC released Staff Accounting Bulletin (“SAB”) No. 109 in November 2007.  SAB No. 109 provides guidance on written loan commitments that are accounted for at fair value through earnings.  SAB No. 109 supersedes SAB No. 105, which provided guidance on derivative loan commitments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Transactions”.  SAB No. 105 stated that in measuring the fair value of a derivative loan commitment it would be inappropriate to incorporate the expected net future cash flows related to the associated loan.  SAB No. 109, consistent with the guidance in SFAS No. 156 and SFAS No. 159, requires that expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The guidance in SAB 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of SAB No. 109 did not have a material impact on the Corporation’s financial position or results of operations.

The SEC released SAB No. 110 in December 2007.  SAB No. 110 provides guidance on the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”.  SAB No. 107 did not expect a company to use the simplified method for share option grants after December 31, 2007.  At the time SAB No. 107 was issued, the staff believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies.  The staff understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the staff will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The adoption of SAB No. 110 did not have a material impact on the Corporation’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

instruments, (2) how derivative instruments and related hedge items are accounted for under SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  SFAS No. 161 encourages but does not require comparative disclosures for earlier periods at initial adoption.  The Corporation will provide the additional disclosures necessary upon the adoption of SFAS No. 161.

(3) Securities
Securities are summarized as follows:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
March 31, 2008	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$89,992	$4,454	$ −	$94,446
Mortgage-backed securities issued by U.S.
government and government-sponsored agencies	520,767	6,042	(1,551)	525,258
States and political subdivisions	81,652	1,152	(237)	82,567
Trust preferred securities	37,982	−	(5,770)	32,212
Corporate bonds	1,744	8	−	1,752
Corporate stocks	10,738	1,526	(1,446)	10,818
Total securities available for sale	$742,875	$13,182	$(9,004)	$747,053

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$136,721	$2,888	$(10)	$139,599
Mortgage-backed securities issued by U.S.
government and government-sponsored agencies	469,197	2,899	(2,708)	469,388
States and political subdivisions	80,634	499	(239)	80,894
Trust preferred securities	37,995	−	(3,541)	34,454
Corporate bonds	13,940	161	−	14,101
Corporate stocks	12,096	2,974	(1,728)	13,342
Total securities available for sale	$750,583	$9,421	$(8,226)	$751,778

Securities available for sale with a fair value of $615.3 million and $592.7 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at March 31, 2008 and December 31, 2007, respectively.  In addition, securities available for sale with a fair value of $8.5 million and $8.4 million were collateralized for the discount window at the Federal Reserve Bank at March 31, 2008 and December 31, 2007, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $1.6 million and $1.9 million were designated in a rabbi trust for a nonqualified retirement plan at March 31, 2008 and December 31, 2007, respectively.  As of March 31, 2008 and December 31, 2007, securities available for sale with a fair value of $546 thousand and $532 thousand, respectively, were pledged as collateral to secure certain interest rate swap agreements.

At March 31, 2008 and December 31, 2007, the securities portfolio included $4.2 million and $1.2 million of net pretax unrealized gains, respectively.  Included in these net amounts were gross unrealized losses amounting to $9.0 million and $8.2 million at March 31, 2008 and December 31, 2007, respectively.

During the first quarter of 2008, an impairment charge of $858 thousand was recognized on an equity security holding deemed to be other-than-temporarily impaired based on an analysis of the financial condition and operating outlook of the issuer.  This charge was included in net losses on securities in the Consolidated Statements of Income for the three

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

months ended March 31, 2008.  Also included in net losses on securities in the first quarter of 2008 were realized gains of $232 thousand on the sale of commercial debt securities and realized gains of $581 thousand on the sale of other equity securities.

The following tables summarize, for all securities in an unrealized loss position at March 31, 2008 and December 31, 2007, respectively, the aggregate fair value and gross unrealized loss by length of time those securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At March 31, 2008	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government and
government-sponsored agencies	35	$100,299	$769	19	$35,591	$782	54	$135,890	$1,551
States and
political subdivisions	16	13,816	196	3	3,610	41	19	17,426	237
Trust preferred securities	8	21,734	4,186	5	10,478	1,584	13	32,212	5,770
Subtotal, debt securities	59	135,849	5,151	27	49,679	2,407	86	185,528	7,558
Corporate stocks	3	2,377	594	7	4,215	852	10	6,592	1,446
Total temporarily
impaired securities	62	$138,226	$5,745	34	$53,894	$3,259	96	$192,120	$9,004

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2007	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-
sponsored agencies	1	$6,996	$1	1	$3,990	$9	2	$10,986	$10
Mortgage-backed securities
issued by U.S. government and
government-sponsored agencies	22	108,630	1,028	46	110,348	1,680	68	218,978	2,708
States and
political subdivisions	13	12,402	128	10	7,681	111	23	20,083	239
Trust preferred securities	8	23,167	2,769	5	11,287	772	13	34,454	3,541
Subtotal, debt securities	44	151,195	3,926	62	133,306	2,572	106	284,501	6,498
Corporate stocks	5	5,258	1,495	4	1,304	233	9	6,562	1,728
Total temporarily
impaired securities	49	$156,453	$5,421	66	$134,610	$2,805	115	$291,063	$8,226

The majority of the loss for debt securities reported in an unrealized loss position at March 31, 2008 was concentrated in variable rate trust preferred securities issued by financial services companies, and in U.S. agency or government-sponsored agency mortgage-backed securities.  The unrealized losses on trust preferred securities primarily reflects increased investor concerns about recent losses in the financial services industry related to sub-prime lending and sub-prime securities exposure.  Credit spreads for issuers in this sector widened substantially during recent months, causing prices for these securities holdings to decline.  The majority of the loss for other securities reported in an unrealized loss position at March 31, 2008 was concentrated in mortgage-backed securities purchased during 2003 and 2004, during which time interest rates were at or near historical lows.  The market value for these and other security holdings included in this analysis have declined due to the relative increase in short and medium term interest rates since the time of purchase.  The Corporation believes that the nature and duration of impairment on its debt security holdings are a function of changes in investment spreads and interest rate movements, and does not consider

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

full repayment of principal on the reported debt obligations to be at risk.  The Corporation has the ability and intent to hold these investments to full recovery of the cost basis.  The debt securities in an unrealized loss position at March 31, 2008 consisted of 86 debt security holdings.  The largest unrealized loss of any single holding was $240 thousand, or 24.05% of its amortized cost, at March 31, 2008.

Causes of conditions whereby the fair value of corporate stock equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers.  The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor.  The Corporation believes that a portion of the current impairment on its equity securities holdings is a function of investor concerns about recent losses in the financial services industry related to sub-prime lending and sub-prime securities exposure, which have resulted in greater volatility in market prices for both common and preferred stocks in this market sector.  The equity securities in an unrealized loss position at March 31, 2008 consisted of 10 holdings of financial and commercial entities with unrealized losses of $1.4 million, or 82% of their aggregate cost, at March 31, 2008, after the recognition of the $858 thousand impairment charge described above.  The unrealized loss position of these same securities was $1.7 million, or 79% of their aggregate cost, at December 31, 2007.  None of these 10 equity securities have had fair values less than 80% of their cost for a period of six months or more.  As noted in the table above, 7 of the 10 equity securities have been in an unrealized loss position for 12 months or longer.  The unrealized loss position of these 7 equity securities was $143 thousand, or 2% of their aggregate cost, at March 31, 2007.  The Corporation has the ability and intent to hold these investments to full recovery of the cost basis.  While the impairment of these corporate stock equity securities has been determined to be temporary at March 31, 2008, should current market conditions continue and should these unrealized losses on these corporate stock equity securities continue, they may, in the future, be deemed to be other than temporarily impaired.

(4) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$309,684	19%	$278,821	18%
Construction and development (2)	62,489	4%	60,361	4%
Other (3)	354,142	22%	341,084	21%
Total commercial	726,315	45%	680,266	43%

Residential real estate:
Mortgages (4)	565,031	35%	588,628	37%
Homeowner construction	12,861	1%	11,043	1%
Total residential real estate	577,892	36%	599,671	38%

Consumer:
Home equity lines	146,471	9%	144,429	9%
Home equity loans	96,883	6%	99,827	6%
Other	51,021	4%	49,459	4%
Total consumer	294,375	19%	293,715	19%
Total loans (5)	$1,598,582	100%	$1,573,652	100%

(1)	Amortizing mortgages, primarily secured by income producing property.
(2)	Loans for construction of residential and commercial properties and for land development.
(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(4)	A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 7 for additional discussion of FHLB borrowings).
(5)
Net of unamortized loan origination fees, net of costs, totaling $66 thousand and $100 thousand at March 31, 2008 and December 31, 2007, respectively.  Also includes $260 thousand and $297 thousand of premium, net of discount, on purchased loans at March 31, 2008 and December 31, 2007, respectively.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual Loans
The balance of loans on nonaccrual status as of March 31, 2008 was $5.7 million, compared to $4.3 million at December 31, 2007.  The $1.4 million increase was largely due to certain commercial loan relationships moving into the non-accruing loan classification.

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)

Three months ended March 31,	2008	2007
Balance at beginning of period	$20,277	$18,894
Provision charged to expense	450	300
Recoveries of loans previously charged off	103	191
Loans charged off	(106)	(25)
Balance at end of period	$20,724	$19,360

(6) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the three months ended March 31, 2008 are as follows:

Goodwill

(Dollars in thousands)		Wealth
	Commercial	Management
	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2007	$22,591	$27,888	$50,479
Additions to goodwill during the period	–	−	−
Impairment recognized	–	–	–
Balance at March 31, 2008	$22,591	$27,888	$50,479

Other Intangible Assets

(Dollars in thousands)	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2007	$510	$10,743	$180	$11,433
Amortization	30	284	12	326
Balance at March 31, 2008	$480	$10,459	$168	$11,107

Amortization of intangible assets for the three months ended March 31, 2008 totaled $326 thousand.  Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(Dollars in thousands)	Core	Advisory	Non-compete
Estimated amortization expense:	Deposits	Contracts	Agreements	Total
2008 (full year)	$120	$1,111	$49	$1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091
2011	120	768	33	921
2012	30	727	−	757

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The components of intangible assets at March 31, 2008 are as follows:

(Dollars in thousands)	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,517	3,198	979	6,694
Net amount	$480	$10,459	$168	$11,107

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(Dollars in thousands)	March 31,	December 31,
	2008	2007
FHLB advances	$658,048	$616,417

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at March 31, 2008.  Under an agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”).  The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at March 31, 2008.  Included in the collateral were securities available for sale with a fair value of $491.9 million and $395.4 million that were specifically pledged to secure FHLB borrowings at March 31, 2008 and December 31, 2007, respectively.  Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	March 31,	December 31,
	2008	2007
Treasury, Tax and Loan demand note balance	$1,256	$2,793
Deferred acquisition obligations	1,926	9,884
Securities sold under repurchase agreements	19,500	19,500
Other	375	383
Other borrowings	$23,057	$32,560

The Stock Purchase Agreement for the August 2005 acquisition of Weston Financial Group, Inc. (“Weston Financial”) provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  Contingent payments are added to goodwill and recorded as deferred acquisition liabilities at the time the payments are determinable beyond a reasonable doubt.  Deferred acquisition obligations amounted to $1.9 million and $9.9 million at March 31, 2008 and December 31, 2007, respectively.  In the first quarter of 2008 the Corporation paid approximately $8.1 million pursuant to the Stock Purchase Agreement, which represented the 2007 earn-out payment.

(8) Shareholders’ Equity
Stock Repurchase Plan:
The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares of the Corporation’s common stock in open market transactions.  There were no shares repurchased under the Corporation’s 2006 Stock Repurchase Plan during the three months ended March 31, 2008.  As of March 31, 2008, a cumulative total of 185,400 shares have been repurchased at a total cost of $4.8 million.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2008, 3,423 shares were acquired pursuant to the Amended and Restated Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”).

Regulatory Capital Requirements:

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at March 31, 2008 and December 31, 2007, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2008:
Total Capital (to Risk-Weighted Assets):
Corporation	$169,671	10.49%	$129,436	8.00%	$161,795	10.00%
Bank	$170,450	10.54%	$129,358	8.00%	$161,698	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$149,401	9.23%	$64,718	4.00%	$97,077	6.00%
Bank	$150,192	9.29%	$64,679	4.00%	$97,019	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$149,401	5.93%	$100,832	4.00%	$126,040	5.00%
Bank	$150,192	5.96%	$100,781	4.00%	$125,977	5.00%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):	$167,061	10.39%	$128,648	8.00%	$160,810	10.00%
Corporation	$174,750	10.87%	$128,574	8.00%	$160,717	10.00%
Bank
Tier 1 Capital (to Risk-Weighted Assets):	$146,393	9.10%	$64,324	4.00%	$96,486	6.00%
Corporation	$154,093	9.59%	$64,287	4.00%	$96,430	6.00%
Bank
Tier 1 Capital (to Average Assets): (1)	$146,393	6.09%	$96,088	4.00%	$120,110	5.00%
Corporation	$154,093	6.42%	$96,042	4.00%	$120,053	5.00%
Bank

(1)	Leverage ratio

In connection with the Weston Financial acquisition, trust preferred securities totaling $22 million were issued in 2005 by WT Capital Trust I (“Trust I”) and WT Capital Trust II (“Trust II”), statutory trusts created by the Bancorp.  In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities – Revised” (“FIN 46-R”), Trust I and Trust II are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of Trust I and Trust II as debt in its financial statements.  As disclosed in Note 16, additional trust preferred securities of $10 million were issued in April 2008 by Washington Preferred Capital Trust (“Washington Preferred”), a newly formed statutory trust.  The trust preferred securities qualify as Tier 1 capital.

The Corporation’s capital ratios at March 31, 2008 place the Corporation in the “well-capitalized” category according to regulatory standards.  On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards.  Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill.  The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

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

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

swap agreements and commitments to originate and commitments to sell fixed rate mortgage loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$144,902	$149,465
Home equity lines	181,235	176,284
Other loans	18,226	20,770
Standby letters of credit	8,112	8,048
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	5,758	3,495
Commitments to sell fixed rate mortgage loans	7,611	5,472
Interest rate swap contracts:
Swaps with customers	10,850	3,850
Mirror swaps with counterparties	10,850	3,850

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At March 31, 2008 and December 31, 2007, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.1 million and $8.0 million, respectively.  At March 31, 2008 and December 31, 2007, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three months ended March 31, 2008 and 2007 was insignificant.

At March 31, 2008, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Interest Rate Risk Management Agreements
Interest rate swaps are used from time to time as part of the Corporation’s interest rate risk management strategy.  Swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount.  The credit risk associated with swap transactions is the risk of default by the counterparty.  To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy.  The notional amounts of these agreements do not represent amounts exchanged by the parties and thus, are not a measure of the potential loss exposure.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.

At March 31, 2008 and December 31, 2007, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $10.85 million and $3.85 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  The interest rate swap contracts are carried at fair value with changes recorded as a component of other noninterest income.  The fair values of the interest rate swap contracts with commercial loan borrowers amounted to $438 thousand as of March 31, 2008 and $60 thousand as of December 31, 2007.  The fair values of the “mirror” swap contracts with third-party financial institutions totaled $429 thousand as of March 31, 2008 and $60 thousand as of December 31, 2007.  For the three months ended March 31, 2008, net gains on these interest rate swap contracts amounted to $119 thousand.  Washington Trust did not have interest rate swap contracts in the first quarter of 2007.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale, best efforts forward commitments are established to sell individual mortgage loans.  Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments.  Accordingly, the fair value of these commitments is recognized in other assets on the balance sheet and the changes in fair value of such commitments are recorded in current earnings in the income statement.  The carrying value of such commitments as of March 31, 2008 and December 31, 2007 and the respective changes in fair values for the three months ended March 31, 2008 and 2007 were insignificant.

(10) Fair Value
Effective January 1, 2008, the Corporation adopted SFAS No. 157 for financial assets and liabilities.  The effective date of SFAS No. 157, as it applies to nonfinancial assets and liabilities, has been delayed to January 1, 2009.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements.  SFAS No. 157, among other things, emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and states that a fair value measurement should be determined based on the assumptions the market participants would use in pricing the asset or liability.  In addition, SFAS No. 157 specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Corporation’s market assumptions.  These two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices for identical assets or liabilities in active markets.
•
Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in the markets and which reflect the Corporation’s market assumptions.

The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, collateral dependent impaired loans and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Determination of Fair Value
Under SFAS No. 157, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When available, the Corporation generally uses quoted market prices to determine fair value and classifies such items as Level 1.  In some cases where a market price is available, the Corporation will make use of acceptable practical expedients (such as matrix pricing) to calculate fair value, in which case the items are classified as Level 2.  If quoted prices are not available, fair value is based upon valuation techniques that use, where possible, current market-based or independently sourced market parameters, such as interest rates.  In these instances, the items will be classified based upon the lowest level of input that is significant to the valuation.  Thus, an item may be classified as Level 3 even though there may be some significant inputs that may be readily observable.

The following is a description of valuation methodologies for assets and liabilities recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Securities Available for Sale
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1.  This category includes exchange-traded equity securities and U.S. Treasury obligations.

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government-sponsored agencies, mortgage-backed securities issued by U.S. government and government-sponsored agencies, municipal bonds, trust preferred securities, corporate bonds and preferred equity securities.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of March 31, 2008, no securities were classified as Level 3.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried on an aggregate basis at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics.  As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

Derivatives
Substantially all of our derivatives are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates, and, accordingly, are classified as Level 2.  Examples include interest rate swap contracts.  Any derivative for which we measure fair value using significant assumptions that are unobservable are classified as Level 3.  Level 3 derivatives include interest rate lock commitments written for our residential mortgage loans that we intend to sell.

Collateral Dependent Impaired Loans
Collateral dependent loans that have deemed to be impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are valued based upon the fair value of the underlying collateral.  The inputs used in the appraisals of the collateral are observable, and, therefore, the loans are categorized as Level 2.

Mortgage Servicing Rights
Mortgage servicing rights do not trade in an active market with readily observable prices.  Accordingly, we determine the fair value of mortgage servicing rights using a valuation model that calculates the present value of the estimated future net servicing income.  The model incorporates assumptions used in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service and contractual servicing fee income.  Mortgage servicing rights are subject to fair value measurements on a nonrecurring basis.  Fair value measurements of our mortgage servicing rights use significant unobservable inputs and, accordingly, are classified as Level 3.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
March 31, 2008	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale	$4,875	$742,178	$–	$747,053
Derivative assets (1)	–	438	–	438
Total assets at fair value on a recurring basis	$4,875	$742,616	$–	$747,491
Liabilities:
Derivative liabilities (1)	$–	$429	$13	$442
Total liabilities at fair value on a recurring basis	$–	$429	$13	$442

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

The changes in Level 3 assets and liabilities measured at fair value on a recurring basis in the three month period ended March 31, 2008 were immaterial.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2008.

(Dollars in thousands)	Carrying Value at March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$977	$–	$977
Total assets at fair value on a nonrecurring basis	$–	$977	$–	$977

The total nonrecurring fair value adjustments included in the Consolidated Statement of Income for the three months ended March 31, 2008 were immaterial.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11) Defined Benefit Pension Plans
Effective January 1, 2008, the Corporation adopted the measurement date provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  As a result, the Corporation recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of January 1, 2008:

(Dollars in thousands)	Prior to Adoption of Measurement Date Provisions of SFAS No. 158	Effect of Adopting Measurement Date Provisions of SFAS No. 158	As of January 1, 2008
Net deferred tax asset	$7,705	$(23)	$7,682
Defined benefit pension liabilities	11,801	654	12,455
Retained earnings	154,647	(719)	153,928
Accumulated other comprehensive (loss) income	(239)	42	(197)

The adoption of the measurement date provisions of SFAS No. 158 had no effect on the Corporation’s Consolidated Statements of Income or Cash Flows for the three months ended March 31, 2008.

The following table sets forth the plans’ benefit obligations, fair value of plan assets and funded status as of March 31, 2008 and 2007.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Three months ended March 31,	2008	2007	2008	2007
Components of Net Periodic Benefit Costs:
Service cost	$511	$503	$62	$86
Interest cost	507	462	143	130
Expected return on plan assets	(569)	(496)	-	-
Amortization of transition asset	–	(1)	-	-
Amortization of prior service cost	(8)	(9)	16	16
Recognized net actuarial loss	3	47	54	54
Net periodic benefit cost	$444	$506	$275	$286

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $2.0 million to its qualified pension plan and $421 thousand in benefit payments to its non-qualified retirement plans in 2008.  During the quarter ended March 31, 2008, $2.0 million of contributions have been made to the qualified pension plan and $84 thousand in benefit payments have been made to the non-qualified retirement plans.  The Corporation presently anticipates contributing an additional $251 thousand in benefit payments to the non-qualified retirement plans in 2008.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2008	2007	2008	2007	2008	2007	2008	2007
Net interest income (expense)	$14,486	$13,375	$(9)	$(8)	$599	$1,503	$15,076	$14,870
Noninterest income	3,344	2,889	7,258	6,870	442	1,489	11,044	11,248
Total income	17,830	16,264	7,249	6,862	1,041	2,992	26,120	26,118

Provision for loan losses	450	300	–	–	–	–	450	300
Depreciation and amortization expense	620	616	411	436	44	44	1,075	1,096
Other noninterest expenses	9,397	8,643	4,677	4,298	1,993	3,072	16,067	16,013
Total noninterest expenses	10,467	9,559	5,088	4,734	2,037	3,116	17,592	17,409
Income before income taxes	7,363	6,705	2,161	2,128	(996)	(124)	8,528	8,709
Income tax expense (benefit)	2,589	2,361	841	826	(718)	(453)	2,712	2,734
Net income	$4,774	$4,344	$1,320	$1,302	$(278)	$329	$5,816	$5,975

Total assets at period end	1,673,074	1,540,794	45,121	36,726	846,192	822,442	2,564,387	2,399,962
Expenditures for long-lived assets	254	886	41	69	23	90	318	1,045

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

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(13) Comprehensive Income

(Dollars in thousands)

Three months ended March 31,	2008	2007

Net income	$5,816	$5,975
Unrealized holding gains on securities available for sale, net of $1,028 income
tax expense in 2008 and $664 income tax expense in 2007	1,910	1,234
Reclassification adjustments for gains (losses) arising during the period, net of $16
income tax benefit in 2008 and $371 income tax expense in 2007	29	(665)
Change in funded status of defined benefit plans related to the amortization of net actuarial losses, net prior service credit and net transition asset, net of $23 income
tax expense in 2008 and $37 income tax expense in 2007	42	70
Total comprehensive income	$7,797	$6,614

(14) Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average common stock outstanding, excluding options and other equity instruments.  The dilutive effect of options, nonvested share units, nonvested share awards and other items is calculated using the treasury stock method for purposes of weighted average dilutive shares.  Diluted EPS is computed by dividing net income by the average number of common stock and common stock equivalents outstanding.

(Dollars and shares in thousands, except per share amounts)

Three months ended March 31,	2008	2007

Net income	$5,816	$5,975

Weighted average basic shares	13,358.1	13,412.1
Dilutive effect of:
Options	149.3	244.6
Other	53.2	66.3
Weighted average diluted shares	13,560.6	13,723.0

Earnings per share:
Basic	$0.44	$0.45
Diluted	$0.43	$0.44

(15) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business.  Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

(16) Subsequent Events
In April 2008, the Bancorp sponsored the creation of Washington Preferred.  Washington Preferred is a Delaware statutory trust created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp is the owner of all of the common securities of Washington Preferred.  In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities—Revised”, Washington Preferred will be treated as an unconsolidated subsidiary.  The common stock investment in the statutory trust will be included in “Other Assets” in the Consolidated Balance Sheet.

On April 7, 2008, Washington Preferred issued $10 million of trust preferred securities (“Capital Securities”) in a private placement to two institutional investors pursuant to an applicable exemption from registration.  The Capital

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities mature in June 2038, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Washington Preferred to the holder of the Capital Securities, at a rate of 6.2275% until June 15, 2008, and resets quarterly thereafter at a rate equal to the three-month LIBOR rate plus 3.50%.  The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Washington Preferred, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders.  The proceeds of the Capital Securities, along with the proceeds of $310 thousand from the issuance of common securities by Washington Preferred to the Bancorp, were used to purchase $10,310,000 of the Bancorp's junior subordinated deferrable interest notes (the “Washington Preferred Debentures”) and constitute the primary asset of Washington Preferred.  The Bancorp will use the proceeds from the sale of the Washington Preferred Debentures for general corporate purposes.  Like the Capital Securities, the Washington Preferred Debentures bear interest at a rate of 6.2275% until June 15, 2008, and resets quarterly thereafter at a rate equal to the three-month LIBOR rate plus 3.50%.  The Washington Preferred Debentures mature on June 15, 2038, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after June 15, 2013, or upon the occurrence of certain special qualifying events.

Also in April 2008, the Bancorp entered into a five-year interest rate swap contract with a notional amount of $10 million.  Under the terms of this contract, Washington Trust will pay a fixed rate of 6.97% and receive a rate equal to three-month LIBOR plus 3.50%.  See additional discussion on interest rate risk management agreements in Note 9.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at March 31, 2008 and for the three months ended March 31, 2008 and 2007, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board (United States)) and not an audit, set forth in their separate report dated May 6, 2008 appearing below.  That report does not express an opinion on the interim unaudited consolidated financial information.  KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included.  Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the liability provisions of Section 11 of the Securities Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of March 31, 2008, and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2008 and 2007.  These consolidated financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards established by the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Washington Trust Bancorp, Inc. and Subsidiaries as of December 31, 2007, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated February 25, 2008, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the consolidated balance sheet as of December 31, 2007, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

KPMG LLP

Providence, Rhode Island
May 6, 2008

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

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, we have identified the allowance for loan losses, accounting for acquisitions and review of goodwill and intangible assets for impairment, and other-than-temporary impairment of investment securities as critical accounting policies.  There have been no significant changes in the methods or assumptions used in the accounting policies that require material estimates and assumptions.

Overview
Net income for the first quarter of 2008 was $5.8 million, or 43 cents per diluted share.  Net income for the first quarter of 2007 totaled $6.0 million, or 44 cents per diluted share.  The returns on average equity and average assets for the quarter ended March 31, 2008 were 12.22% and 0.90%, respectively, compared to 13.66% and 1.00%, respectively, for the same period in 2007.

The modest reduction in net income and earnings per share from the first quarter of 2007 was primarily due to a decline in the net interest margin.  This condition reflects the impact of Federal Reserve rate cuts in recent months.  In addition, the loan loss provision charged to earnings was $450 thousand in the first quarter of 2008 compared to $300 thousand in the same quarter last year, for the most part in response to loan growth.

Our primary source of noninterest income is revenue from wealth management services.  For the first quarter of 2008 wealth management revenues were up by 6% from the same quarter a year ago.  Wealth management assets under administration increased by 4% from March 31, 2007 and declined by 3% from December 31, 2007.  The decline in assets under administration in the first quarter of 2008 reflects declines in the financial markets as evidenced by the 9.9% decline in the S&P 500 Index.

Net losses on securities amounted to $45 thousand in the first quarter of 2008.  This included the recognition of an impairment charge of $858 thousand on an equity security holding deemed to be other-than-temporarily impaired based on analysis of the financial condition and operating outlook of the issuer.  Also included in the net losses in the first quarter of 2008 were realized gains of $232 thousand on the sale of commercial debt securities and realized gains of $581 thousand on the sale of other equity securities.

Total noninterest expenses amounted to $17.1 million for the first quarter of 2008, up $33 thousand from the same quarter a year ago.  Included in noninterest expenses for 2007 was $1.1 million in debt prepayment penalties that were incurred in the first quarter of 2007 as a result of the prepayment of higher cost FHLB advances.  Noninterest expenses for the first quarter of 2008 were up by 7% compared to the same quarter last year, excluding the first quarter 2007 debt prepayment penalty expense.  Approximately 56% of the 2008 increase, on this basis, represents costs attributable to our wealth management business, an increase in FDIC deposit insurance costs and to a de novo branch opened in June 2007.

Results of Operations
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

Net interest income for the first quarter of 2008 amounted to $15.1 million, up $206 thousand, or 1%, from the same quarter a year ago.  Net interest income for the first quarter of 2007 included an interest recovery of $322 thousand received on a previously charged off loan.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the first quarter of 2008 increased $253 thousand, or 2%, from the first quarter of 2007.  The net interest margin (FTE net interest income as a percentage of average interest–earnings assets) for the three months ended March 31, 2008 was 2.59%, down 22 basis points from the same period a year earlier.  Excluding the 6 basis points attributable to the 2007 interest recovery, the net interest margin for the first quarter of 2008 was down 16 basis points from the first quarter of 2007.  The decline in net interest margin is attributable to decreases in yields on prime-related commercial and consumer loans resulting from actions taken by the Federal Reserve to reduce short-term interest rates, with less commensurate reduction in deposit rates paid during the same period.

Average interest-earning assets for the three months ended March 31, 2008 increased $208.7 million from the amount reported for the same period last year.  This increase was largely due to growth in the loan portfolio.  Total average loans for the first quarter of 2008 increased $140.7 million from the same quarter in 2007, primarily due to growth in the commercial loan category.  The yield on total loans for the three months ended March 31, 2008 decreased 38 basis points from the comparable 2007 period, reflecting declines in short-term interest rates.  The contribution of the first quarter 2007 interest recovery on total loans was 9 basis points for the three months ended March 31, 2007.  In addition, loan prepayment and other fees included in interest income in the quarter ended March 31, 2008 were $80 thousand, compared to $103 thousand for the same quarter in 2007.  Total average securities for the first quarter of 2008 increased $68.0 million from the same quarter last year due largely to purchases of mortgage-backed securities issued by U.S. government and government-sponsored agencies during a period when spreads widened significantly for this type of investment security.  The FTE rate of return on securities for the three months ended March 31, 2008 decreased 17 basis points from the comparable 2007 period.  The decrease in the total yield on securities was mainly attributable to declines in dividends on equity security holdings, including FHLB stock.

For the three months ended March 31, 2008, average interest-bearing liabilities increased $196.3 million from the amount reported for the comparable period last year.  The Corporation experienced increases in FHLB advances, money market accounts and other borrowed funds, and declines in NOW accounts, savings and time deposits.  The decline in time deposits resulted from decreases in average brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources.  Average brokered certificates of deposit for the three months ended March 31, 2008 decreased $40.4 million from the comparable period last year.  The average rate paid on brokered certificates of deposit for the three months ended March 31, 2008 increased 9 basis points from the comparable period in 2007.  The average balance of FHLB advances for the first quarter of 2008 increased $204.7 million and the average rate paid on FHLB advances increased 6 basis points, from the same quarter a year ago.

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

Three months ended March 31,	2008			2007
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$601,564	$8,297	5.55%	$592,059	$7,773	5.32%
Commercial and other loans	707,073	12,221	6.95%	587,088	11,372	7.86%
Consumer loans	292,800	4,497	6.18%	281,572	4,825	6.95%
Total loans	1,601,437	25,015	6.28%	1,460,719	23,970	6.66%
Short-term investments, federal funds
sold and other	20,985	140	2.69%	13,494	191	5.75%
Taxable debt securities	668,701	8,416	5.06%	622,981	7,792	5.07%
Nontaxable debt securities	81,025	1,143	5.68%	69,648	978	5.69%
Corporate stocks and FHLB stock	46,860	687	5.89%	43,468	800	7.46%
Total securities	817,571	10,386	5.11%	749,591	9,761	5.28%
Total interest-earning assets	2,419,008	35,401	5.89%	2,210,310	33,731	6.19%
Non interest-earning assets	168,709			171,033
Total assets	$2,587,717			$2,381,343
Liabilities and Shareholders’ Equity:
NOW accounts	$162,509	$78	0.19%	$169,675	$68	0.16%
Money market accounts	327,877	2,552	3.13%	293,985	2,811	3.88%
Savings accounts	174,733	432	1.00%	205,572	710	1.40%
Time deposits	811,767	8,837	4.38%	832,492	9,388	4.57%
FHLB advances	672,116	7,299	4.37%	467,448	4,968	4.31%
Junior subordinated debentures	22,681	338	5.99%	22,681	338	6.04%
Other borrowed funds	29,247	314	4.32%	12,797	150	4.73%
Total interest-bearing liabilities	2,200,930	19,850	3.63%	2,004,650	18,433	3.73%
Demand deposits	165,934			170,977
Other liabilities	30,534			30,719
Shareholders’ equity	190,319			174,997
Total liabilities and shareholders’ equity	$2,587,717			$2,381,343
Net interest income (FTE)		$15,551			$15,298
Interest rate spread			2.26%			2.46%
Net interest margin			2.59%			2.81%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,	2008	2007
Commercial and other loans	$45	$36
Nontaxable debt securities	363	310
Corporate stocks	67	82
Total	$475	$428

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended
	March 31, 2008 vs. 2007
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg
Interest on interest-earning assets:
Residential real estate loans	$124	$400	$524
Commercial and other loans	2,167	(1,318)	849
Consumer loans	187	(515)	(328)
Short-term investments, federal funds sold and other	77	(128)	(51)
Taxable debt securities	574	50	624
Nontaxable debt securities	159	6	165
Corporate stocks and FHLB stock	58	(171)	(113)
Total interest income	3,346	(1,676)	1,670
Interest on interest-bearing liabilities:
NOW accounts	(3)	13	10
Money market accounts	302	(561)	(259)
Savings accounts	(97)	(181)	(278)
Time deposits	(235)	(316)	(551)
FHLB advances	2,217	114	2,331
Junior subordinated debentures	–	–	–
Other borrowed funds	178	(14)	164
Total interest expense	2,362	(945)	1,417
Net interest income	$984	$(731)	$253

Provision and Allowance for Loan Losses
The Corporation’s loan loss provision charged to earnings amounted to $450 thousand and $300 thousand for the three months ended March 31, 2008 and 2007, respectively.  The provision for loan losses was based on management’s assessment of various factors affecting the loan portfolio, including, among others, growth in the portfolio, ongoing evaluation of credit quality and general economic conditions.  Net charge-offs amounted to $3 thousand for the first three months of 2008, compared to net recoveries of $166 thousand for the same period in 2007.  The Corporation will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  The allowance for loan losses was $20.7 million, or 1.30% of total loans, at March 31, 2008, compared to $20.3 million, or 1.29%, at December 31, 2007 and $19.4 million, or 1.32%, at March 31, 2007.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  Noninterest income amounted to $11.0 million for the first quarter of 2008, down $204 thousand from the same quarter a year ago.  Included in noninterest income were net losses on securities of $45 thousand in the first quarter of 2008 and net gains on securities of $1.0 million for the first quarter a year ago.  Excluding net gains and losses on securities, noninterest income amounted to $11.1 million for the first three months of 2008, up $877 thousand, or 9%, from the same period a year ago.  The increase was attributable to higher revenues from wealth management services and increases in net gains on loan sales and commissions on loans originated for others.

The following table presents a noninterest income comparison for the three months ended March 31, 2008 and 2007:

(Dollars in thousands)
			$	%
Three months ended March 31,	2008	2007	Chg	Chg
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$5,342	$5,038	$304	6%
Mutual fund fees	1,341	1,262	79	6%
Financial planning, commissions and other service fees	575	570	5	1%
Wealth management services	7,258	6,870	388	6%
Service charges on deposit accounts	1,160	1,125	35	3%
Merchant processing fees	1,272	1,204	68	6%
Income from BOLI	447	391	56	14%
Net gains on loan sales and commissions on loans
originated for others	491	264	227	86%
Other income	461	358	103	29%
Subtotal	11,089	10,212	877	9%
Net (losses) gains on securities	(45)	1,036	(1,081)	(104%)
Total noninterest income	$11,044	$11,248	$(204)	(2%)

Wealth management revenues for the first three months of 2008 were up by 6% from the first quarter of 2007.  Revenue from wealth management services is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets.  Assets under administration totaled $3.879 billion at March 31, 2008, down $135.6 million, or 3%, from December 31, 2007 and up $162.8 million, or 4%, from March 31, 2007.  The decline in assets under administration in the first quarter of 2008 was primarily due to adverse financial market conditions.  The following table presents the changes in wealth management assets under administration for the three month periods ended March 31, 2008 and 2007:

(Dollars in thousands)

Three months ended March 31,	2008	2007
Balance at the beginning of period	$4,014,352	$3,609,180
Net market (depreciation) appreciation and income	(201,915)	47,673
Net customer cash flows	66,309	59,134
Balance at the end of period	$3,878,746	$3,715,987

We originate residential mortgage loans for sale in the secondary market and also originate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  In addition, from time to time we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors.  Net gains on loan sales and commissions on loans originated for others totaled $491 thousand in the three months of 2008, up 86% from the same period last year.  Included in the first quarter of 2008 were gains of $80 thousand resulting from the sale of $17.9 million in residential portfolio loans.  We do not have a practice of selling loans from portfolio and we have not sold any packages of loans from our portfolio in many years.  These portfolio loans were sold for interest rate risk and balance sheet management purposes.

Other income consists of mortgage servicing fees, changes in fair value of certain interest rate swap contracts, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit and other fees.  Other income for the first three months of 2008 increased $103 thousand, or 29%, from the same period a year ago largely due to interest rate swap contracts Washington Trust executed to help commercial loan borrowers manage their interest rate risk.  See additional discussion in Note 9 to the Consolidated Financial Statements.

Included in the first quarter 2008 net losses on securities of $45 thousand was the recognition of an impairment charge of $858 thousand on an equity security holding, realized gains of $232 thousand on the sale of commercial debt securities and realized gains of $581 thousand on the sale of other equity securities.  In the first quarter of 2007, equity securities were sold resulting in the recognition of $1.0 million of realized gains.

Noninterest Expense
Noninterest expenses amounted to $17.1 million for the first quarter of 2008, up $33 thousand from the same quarter a year ago.  Included in noninterest expenses for 2007 was $1.1 million in debt prepayment penalties that were incurred in the first quarter of 2007 as a result of the prepayment of higher cost FHLB advances.  Excluding debt prepayment penalty expense, noninterest expenses for the first three months of 2008 increased $1.1 million, or 7%, over the same period last year.

The following table presents a noninterest expense comparison for the three months ended March 31, 2008 and 2007:

(Dollars in thousands)
			$	%
Three months ended March 31	2008	2007	Chg	Chg
Noninterest expense:
Salaries and employee benefits	$10,343	$9,812	$531	5%
Net occupancy	1,138	1,017	121	12%
Equipment	944	832	112	13%
Merchant processing costs	1,068	1,019	49	5%
Outsourced services	636	519	117	23%
Advertising and promotion	386	429	(43)	(10%)
Legal, audit and professional fees	543	450	93	21%
Amortization of intangibles	326	368	(42)	(11%)
Debt prepayment penalties	−	1,067	(1,067)	(100%)
Other	1,758	1,596	162	10%
Total noninterest expense	$17,142	$17,109	$33	-%

Salaries and employee benefit expense, the largest component of noninterest expense, totaled $10.3 million and $9.8 million, respectively, for the three months ended March 31, 2008 and March 31, 2007.  The $531 thousand increase was primarily attributable to increases in salaries and wages and performance-based compensation plans.  Approximately 44% of this increase represented costs attributable to our wealth management business and to a de novo branch opened in June 2007.

Net occupancy and equipment expense for the first quarter of 2008 increased 12% and 13%, respectively, compared to the same period a year ago.  The increase reflected costs attributable to our de novo branch opened in June of last year, higher rental expense for leased premises, and additional investments in technology and other equipment.

Outsourced services for the first three months of 2008 increased $117 thousand, or 23%, from the comparable period in 2007 due to higher third party vendor costs.

Debt prepayment penalties expense, resulting from the first quarter 2007 prepayment of $26.5 million in higher cost FHLB advances, amounted to $1.1 million.

Other noninterest expense for the first quarter of 2008 increased $162 thousand, or 10%, from the same quarter in 2007.  This includes an increase of $204 thousand in FDIC deposit insurance costs attributable to the FDIC’s revised premium assessment program which was effective January 1, 2007.  The utilization of a one-time assessment credit minimized the financial impact of the revised premium assessment program to the Corporation in 2007.

Income Taxes
Income tax expense amounted to $2.7 million for the quarters ended March 31, 2008 and 2007.  The Corporation’s effective tax rate for the three months ended March 31, 2008 was 31.8% compared to 31.4%, for the same period in 2007.  These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
Total assets amounted to $2.564 billion at March 31, 2008, up $24.4 million from December 31, 2007, with total loans increasing by $24.9 million and the investment securities portfolio decreasing by $4.7 million.  Total liabilities were up $19.7 million during the three months ended March 31, 2008, with FHLB advances increasing by $41.6 million, other borrowings decreasing by $9.5 million and total deposits decreasing by $11.2 million.  Shareholders’ equity totaled $191.2 million at March 31, 2008, compared to $186.5 million at December 31, 2007.  See additional discussion under the caption “Liquidity and Capital Resources” and Note 11 to the Consolidated Financial Statements regarding the adoption of the measurement date provisions of SFAS No. 158 and the resulting impact on shareholders’ equity.

Effective January 1, 2008, the Corporation adopted SFAS No. 157 and, as a result, has classified certain financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy set forth in SFAS No. 157.  Fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities in active markets.  Fair values determined by Level 2 inputs utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Fair values determined by Level 3 inputs utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.  At March 31, 2008 the securities portfolio totaled $747.1 million, down $4.7 million from December 31, 2007.  Included in the investment securities portfolio at March 31, 2008 were mortgage-backed securities with a fair value of $525.3 million.  All of the Corporation’s mortgage-backed securities are issued by U.S. Government sponsored agencies.

The net unrealized gains on securities available for sale amounted to $4.2 million at March 31, 2008 and $1.2 million at December 31, 2007.  The increase in unrealized gains in the first quarter of 2008 was primarily due to the effect of declines in interest rates on the Corporation’s securities portfolio.

See Note 3 to the Consolidated Financial Statements for additional discussion on securities.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances.  As of March 31, 2008 and December 31, 2007, the Corporation’s investment in FHLB stock totaled $35.3 million and $31.7 million, respectively.

Loans
Total loans grew by $24.9 million, or 2%, during the first three months of 2008 and amounted to $1.6 billion.  Commercial loans rose by $46.0 million, or 7%, in the first quarter of 2008, representing the sixth consecutive quarter of firm growth.  Residential loans decreased by $21.8 million, or 4%, in the first quarter of 2008.  This decrease included $17.9 million in loans sold from portfolio for interest rate risk and balance sheet management purposes, which resulted in a gain on sale of $80 thousand.  We do not have a practice of selling loans from portfolio and we have not sold any packages of loans from our portfolio in many years.  Consumer loans were essentially flat, increasing by $660 thousand, or 0.2%, in the quarter.

Asset Quality
Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Application of Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

At March 31, 2008, the allowance for loan losses was $20.7 million, or 1.30% of total loans, and 364% of total nonaccrual loans.  This compares with an allowance of $20.3 million, or 1.29% of total loans, and 471% of nonaccrual loans at December 31, 2007.  Net charge-offs amounted to $3 thousand for the first three months of 2008, compared to net recoveries of $166 thousand for the same period in 2007.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned.  Nonperforming assets are summarized in the following table:

(Dollars in thousands)	March 31,	December 31,
	2008	2007
Nonaccrual loans 90 days or more past due	$3,565	$2,490
Nonaccrual loans less than 90 days past due	2,135	1,814
Total nonaccrual loans	5,700	4,304
Other real estate owned, net	–	–
Total nonperforming assets	$5,700	$4,304
Nonaccrual loans as a percentage of total loans	0.36%	0.27%
Nonperforming assets as a percentage of total assets	0.22%	0.17%
Allowance for loan losses to nonaccrual loans	363.58%	471.12%
Allowance for loan losses to total loans	1.30%	1.29%

The increase in nonaccrual loans was largely due to certain commercial loan relationships moving into the non-accruing loan classification.  There were no accruing loans 90 days or more past due at March 31, 2008 or December 31, 2007.

At March 31, 2008, the Corporation had one restructured nonaccrual commercial loan with a balance of $13 thousand.  There were no loans whose terms had been restructured included in nonaccrual loans at December 31, 2007.  The Corporation had one restructured accruing commercial mortgage loan with a balance of $1.7 million at both March 31, 2008 and December 31, 2007.

The following is an analysis of nonaccrual loans by loan category.

(Dollars in thousands)	March 31,	December 31,
	2008	2007
Residential real estate	$1,111	$1,158
Commercial:
Mortgages	1,300	1,094
Construction and development	–	–
Other	3,081	1,781
Consumer	208	271
Total nonaccrual loans	$5,700	$4,304

Impaired loans consist of all nonaccrual commercial loans and loans restructured in a troubled debt restructuring.  At March 31, 2008, the recorded investment in impaired loans was $6.1 million, which had a related loan loss allowance of $556 thousand.  Also during the three months ended March 31, 2008, interest income recognized on impaired loans amounted to approximately $100 thousand.

Total 30 day+ delinquencies amounted to $10.4 million, or 0.65% of total loans, at March 31, 2008, compared to $7.0 million, or 0.45% of total loans, at December 31, 2007.  The $3.4 million increase in total 30 day+ delinquencies in the first quarter of 2008 was primarily due to a single commercial lending relationship with a carrying value of $3.6 million, which was classified as accruing at March 31, 2008.

Total residential mortgage and consumer loan 30 day+ delinquencies declined in the first quarter of 2008 to $1.4 million, or 0.16% of these loans, at March 31, 2008, compared to $2.3 million, or 0.26%, at December 31, 2007.  Total 90 day+ delinquencies in the residential mortgage and consumer loans portfolios amounted to $441 thousand (two loans) and $36 thousand (one loan), respectively, as of March 31, 2008.  Total nonaccrual loans, which include the 90 day+ delinquencies, amounted to $1.1 million and $208 thousand in the residential mortgage and consumer loan categories, respectively, at March 31, 2008.

Deposits
Deposits totaled $1.635 billion at March 31, 2008, down $11.2 million, or 0.7%, from December 31, 2007.  Excluding brokered certificates of deposit, in-market deposits fell by $8.4 million, or 0.6%, reflecting certificate of deposit runoff of $14.6 million and an increase of $6.8 million in money market and savings accounts during the first quarter of 2008.  In general, deposit gathering continues to be extremely competitive.

Demand deposits decreased $9.7 million, or 6%, in the first three months of 2008.

NOW account balances were up by $9.2 million, or 6%, in the first quarter and totaled $174.1 million at March 31, 2008.

Money market account balances amounted to $327.6 million at the end of the first quarter of 2008, up by $6.0 million, or 2%.

During the first three months of 2008, savings deposits increased by $832 thousand, or 0.5%.

Time deposits (including brokered certificates of deposit) were down $17.5 million, or 2%, from the balance at December 31, 2007.  The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources.  Brokered time deposits amounted to $127 million at March 31, 2008, down $2.8 million, or 2%, from December 31, 2007.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy.  FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLB advances increased $41.6 million during the three months ended March 31, 2008.

During the first quarter of 2008 the Corporation paid approximately $8.1 million, representing the 2007 earn-out payment pursuant to the Stock Purchase Agreement for the August 2005 acquisition of Weston Financial.  This deferred acquisition obligation had previously been recognized as a liability in 2007 and was classified in other borrowings at December 31, 2007.

See Note 7 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits.  Deposits (demand, NOW, money market, savings and time deposits) funded approximately 63% of total average assets in the first three months of 2008.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during the first quarter of 2008.

For the three months ended March 31, 2008, net cash provided by financing activities amounted to $26.5 million.  Increases in FHLB advances of $41.6 million were offset in part by decreases in deposits and other borrowings.  Net cash used in investing activities totaled $29.3 million for the quarter ended March 31, 2008 and was used largely to fund loan growth.  During the first quarter, the Corporation received $18.0 million in proceeds on the sale of certain residential mortgage loans from portfolio.  See additional discussion under the caption “Loans” in the section labeled Financial Condition.  Also in the first quarter of 2008, the Corporation paid $8.1 million in deferred acquisition obligations.  Net cash provided by operating activities amounted to $5.1 million for the three months ended March 31, 2008, and was generated primarily by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $191.2 million at March 31, 2008, compared to $186.5 million at December 31, 2007.  The increase in retained earnings reflects the Corporation’s net income of $5.8 million offset in part by dividends declared of $2.7 million.  The dividend represented a $0.20 per share dividend.  The increase in accumulated other comprehensive income was primarily due to net unrealized gains on securities available for sale  In the first quarter of 2008, the Corporation adopted the required measurement date provisions of SFAS No. 158.  The effect of this accounting change was a net reduction to equity of $677 thousand effective January 1, 2008.  See Note 11 to the Consolidated Financial Statements for additional information regarding the adoption of the measurement date provisions of SFAS No. 158.

Under the Corporation’s 2006 Stock Repurchase Plan, no shares were repurchased during the three months ended March 31, 2008.  As of March 31, 2008, a cumulative total of 185,400 shares have been repurchased at a total cost of $4.8 million under the 2006 Stock Repurchase Plan.

The ratio of total equity to total assets amounted to 7.5% at March 31, 2008, up from 7.3% at December 31, 2007.  Book value per share as of March 31, 2008 and December 31, 2007 amounted to $14.30 and $13.97, respectively.  The tangible book value per share was $9.70 at March 31, 2008, compared to $9.33 at the end of 2007.

The Corporation is subject to various regulatory capital requirements.  As of March 31, 2008, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

As disclosed in Note 16 to the Consolidated Financial Statements, in April 2008 Washington Trust sponsored the creation of Washington Preferred, a statutory trust created for the sole purpose of issuing $10 million in trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The proceeds of the trust preferred securities along with the proceeds from the common stock investment in the trust were used by Washington Preferred to purchase $10,310,000 of junior subordinated debentures of Bancorp.  The Bancorp will use the proceeds from the sale of the junior subordinated debentures for general corporate purposes.  The junior subordinated debentures and the trust preferred securities bear interest equal to the three-month LIBOR rate plus 3.50%; the initial rate is approximately 6.2275% until the first quarterly reset date on June 15, 2008.  Also in April 2008, the Bancorp entered into a five-year interest rate swap contract with a notional amount of $10 million.  Under the terms of this contract, Bancorp will pay a fixed rate of 6.97% and receive a rate equal to three-month LIBOR plus 3.50%.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at March 31, 2008.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$658,048	$167,405	$184,478	$177,224	$128,941
Junior subordinated debentures	22,681	–	–	–	22,681
Operating lease obligations	4,795	1,016	1,701	712	1,366
Software licensing arrangements	1,922	883	882	157	–
Treasury, tax and loan demand note	1,256	1,256	–	–	–
Deferred acquisition obligations	1,926	1,926	–	–	–
Other borrowed funds	19,875	27	64	19,575	209
Total contractual obligations	$710,503	$172,513	$187,125	$197,668	$153,197

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$144,902	$101,011	$23,338	$5,654	$14,899
Home equity lines	181,235	1,300	8,130	2,240	169,565
Other loans	18,226	15,979	1,562	685	–
Standby letters of credit	8,112	1,473	–	6,639	–
Forward loan commitments to:
Originate loans	5,758	5,758	–	–	–
Sell loans	7,611	7,611	–	–	–
Interest rate swap contracts:
Swaps with customers	10,850	–	–	–	10,850
Mirror swaps with counterparties	10,850	–	–	–	10,850
Total commitments	$387,544	$133,132	$33,030	$15,218	$206,164

See additional discussion in Note 9 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

Off-Balance Sheet Arrangements
In the normal course of business, Washington Trust engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  Such transactions are used to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates.  These financial transactions include commitments to extend credit, standby letters of credit, financial guarantees, interest rate swaps and floors, and commitments to originate and commitments to sell fixed rate mortgage loans.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.

For additional information on financial instruments with off-balance sheet risk and derivative financial instruments see Note 9 to the Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2008 and December 31, 2007, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of March 31, 2008 and December 31, 2007.  Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2008		December 31, 2007
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-1.08%	-2.57%	-1.77%	-2.24%
100 basis point rate increase	0.30%	-0.72%	-1.41%	-3.62%
200 basis point rate increase	1.26%	-0.71%	-1.13%	-6.11%

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

The moderately positive exposure of net interest income to rising rates in Year 1 as compared to an unchanged rate scenario results from a more rapid relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, core savings deposit rate changes are anticipated to lag other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in mix from low-cost core savings deposits to higher-cost deposit categories, which has characterized a shift in funding mix during the most recent rising interest rate cycle.

The slightly negative exposure of net interest income to rising rates in Year 2 as compared to an unchanged rate scenario is primarily attributable to a projected increase in funding costs associated with retail deposits.  Increases in interest rates have created greater growth in rate-sensitive money market and time deposits than growth in other lower-cost deposit categories.  The ALCO remodeling process assumes that this shift in deposit mix towards higher cost deposit categories would continue if interest rates were to increase, and that this assumption accurately reflects historical operating conditions in rising rate cycles.  Although asset yields would also increase in a rising interest rate environment, the cumulative impact of relative growth in the rate-sensitive higher cost deposit category suggests that by Year 2 of rising interest rate scenarios, the increase in the Corporation’s cost of funds could result in a relative decline in net interest margin compared to an unchanged rate scenario.

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2008 and December 31, 2007 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and government-sponsored agency securities (noncallable)	$2,306	$(4,261)
U.S. government-sponsored agency securities (callable)	134	(263)
States and political subdivision	5,152	(12,416)
Mortgage-backed securities issued by U.S. government
and government-sponsored agencies	9,291	(35,658)
Corporate securities	(667)	1,068
Total change in market value as of March 31, 2008	$16,216	$(51,530)

Total change in market value as of December 31, 2007	$15,459	$(46,812)

See additional discussion in Note 9 to the Corporation’s Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended March 31, 2008.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item 1A of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended March 31, 2008 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the 2006 Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), the 1997 Equity Incentive Plan, as amended (the “1997 Plan”), and the 2003 Stock Incentive Plan, as amended (the “2003 Plan”).

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				N/A
1/1/2008 to 1/31/2008	747	$24.25	747	N/A
2/1/2008 to 2/29/2008	2,676	24.91	2,676	N/A
3/1/2008 to 3/31/2008	–	–	–	N/A
Total Deferred Compensation Plan	3,423	$24.77	3,423	N/A

2006 Stock Repurchase Plan (2)
Balance at beginning of period				214,600
1/1/2008 to 1/31/2008	–	–	–	214,600
2/1/2008 to 2/29/2008	–	–	–	214,600
3/1/2008 to 3/31/2008	–	–	–	214,600
Total 2006 Stock Repurchase Plan	–	–	–	214,600

Other (3)
Balance at beginning of period				N/A
1/1/2008 to 1/31/2008	13,142	$17.55	13,142	N/A
2/1/2008 to 2/29/2008	504	21.33	504	N/A
3/1/2008 to 3/31/2008	2,896	21.33	2,896	N/A
Total Other	16,542	$18.33	16,542	N/A
Total Purchases of Equity Securities	19,965	$19.43	19,965

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Amended and Restated Appendix A to The Washington Trust Company Annual Performance Plan – Filed herewith. (1)
15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: May 6, 2008	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 6, 2008	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	Amended and Restated Appendix A to The Washington Trust Company Annual Performance Plan – Filed herewith. (1)
15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.