Form 10-Q
period 2008-08-07
WASHINGTON TRUST BANCORP INC
filed 2008-08-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  000-13091

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐Yes          ☒ No

The number of shares of common stock of the registrant outstanding as of July 31, 2008 was 13,414,879.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended June 30, 2008

Page
Number

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
June 30, 2008 and December 31, 2007	3

Consolidated Statements of Income
Three and Six Months Ended June 30, 2008 and 2007	4

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2008 and 2007	5

Condensed Notes to Unaudited Consolidated Financial Statements	7

Report of Independent Registered Public Accounting Firm	28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	46

Item 4. Controls and Procedures	46

PART II. Other Information

Item 1. Legal Proceedings	47

Item 1A. Risk Factors	47

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 4. Submission of Matters to a Vote of Security Holders	49

Item 6. Exhibits	50

Signatures	51

Exhibit 10.6 Form of Deferred Stock Unit Award Agreement

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS	Unaudited
	June 30,	December 31,
	2008	2007
Assets:
Cash and noninterest-bearing balances due from banks	$39,800	$30,817
Interest-bearing balances due from banks	575	1,973
Federal funds sold and securities purchased under resale agreements	4,959	7,600
Other short-term investments	1,236	722
Mortgage loans held for sale	2,711	1,981
Securities available for sale, at fair value;
amortized cost $799,938 in 2008 and $750,583 in 2007	790,064	751,778
Federal Home Loan Bank stock, at cost	42,008	31,725
Loans:
Commercial and other	795,013	680,266
Residential real estate	608,351	599,671
Consumer	302,286	293,715
Total loans	1,705,650	1,573,652
Less allowance for loan losses	21,963	20,277
Net loans	1,683,687	1,553,375
Premises and equipment, net	25,170	25,420
Accrued interest receivable	10,617	11,427
Investment in bank-owned life insurance	42,262	41,363
Goodwill	50,479	50,479
Identifiable intangible assets, net	10,781	11,433
Other assets	28,640	19,847
Total assets	$2,732,989	$2,539,940
Liabilities:
Deposits:
Demand deposits	$187,865	$175,542
NOW accounts	170,733	164,944
Money market accounts	305,860	321,600
Savings accounts	177,490	176,278
Time deposits	767,594	807,841
Total deposits	1,609,542	1,646,205
Dividends payable	2,819	2,677
Federal Home Loan Bank advances	845,291	616,417
Junior subordinated debentures	32,991	22,681
Other borrowings	26,484	32,560
Accrued expenses and other liabilities	29,440	32,887
Total liabilities	2,546,567	2,353,427
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 13,503,876 shares in 2008 and 13,492,110 shares in 2007	844	843
Paid-in capital	34,852	34,874
Retained earnings	160,593	154,647
Accumulated other comprehensive loss	(7,098)	(239)
Treasury stock, at cost; 105,677 shares in 2008 and 137,652 shares in 2007	(2,769)	(3,612)
Total shareholders’ equity	186,422	186,513
Total liabilities and shareholders’ equity	$2,732,989	$2,539,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	Unaudited
	Three Months		Six Months
Periods ended June 30,	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$24,406	$24,414	$49,376	$48,348
Interest on securities:
Taxable	8,302	7,839	16,718	15,631
Nontaxable	786	759	1,566	1,427
Dividends on corporate stock and Federal Home Loan Bank stock	489	685	1,109	1,403
Other interest income	50	184	190	375
Total interest income	34,033	33,881	68,959	67,184
Interest expense:
Deposits	9,248	13,215	21,147	26,192
Federal Home Loan Bank advances	7,794	5,112	15,093	10,080
Junior subordinated debentures	509	338	847	676
Other interest expense	275	289	589	439
Total interest expense	17,826	18,954	37,676	37,387
Net interest income	16,207	14,927	31,283	29,797
Provision for loan losses	1,400	300	1,850	600
Net interest income after provision for loan losses	14,807	14,627	29,433	29,197
Noninterest income:
Wealth management services:
Trust and investment advisory fees	5,321	5,252	10,663	10,290
Mutual fund fees	1,445	1,352	2,786	2,614
Financial planning, commissions and other service fees	884	889	1,459	1,459
Wealth management services	7,650	7,493	14,908	14,363
Service charges on deposit accounts	1,208	1,220	2,368	2,345
Merchant processing fees	1,914	1,829	3,186	3,033
Income from bank-owned life insurance	453	399	900	790
Net gains on loan sales and commissions on loans originated for others	433	510	924	774
Net (losses) gains on securities	(53)	(700)	(98)	336
Other income	554	372	1,015	730
Total noninterest income	12,159	11,123	23,203	22,371
Noninterest expense:
Salaries and employee benefits	10,411	10,285	20,754	20,097
Net occupancy	1,064	1,038	2,202	2,055
Equipment	977	861	1,921	1,693
Merchant processing costs	1,598	1,558	2,666	2,577
Outsourced services	742	535	1,378	1,054
Advertising and promotion	467	572	853	1,001
Legal, audit and professional fees	430	404	973	854
Amortization of intangibles	326	348	652	716
Debt prepayment penalties	–	–	–	1,067
Other expenses	2,039	2,159	3,797	3,755
Total noninterest expense	18,054	17,760	35,196	34,869
Income before income taxes	8,912	7,990	17,440	16,699
Income tax expense	2,817	2,508	5,529	5,242
Net income	$6,095	$5,482	$11,911	$11,457

Weighted average shares outstanding – basic	13,381.1	13,339.6	13,369.6	13,375.7
Weighted average shares outstanding – diluted	13,567.0	13,616.4	13,550.9	13,667.6
Per share information:
Basic earnings per share	$0.45	$0.41	$0.89	$0.86
Diluted earnings per share	$0.45	$0.40	$0.88	$0.84
Cash dividends declared per share	$0.21	$0.20	$0.41	$0.40
The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS
		Unaudited
	Six months ended June 30,	2008	2007
	Cash flows from operating activities:
	Net income	$11,911	$11,457
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,850	600
	Depreciation of premises and equipment	1,505	1,464
	Net amortization of premium and discount	520	354
	Amortization of intangibles	652	716
	Share-based compensation	186	323
	Non-cash charitable contribution	–	520
	Earnings from bank-owned life insurance	(900)	(790)
	Net gains on loan sales	(924)	(774)
	Net losses (gains) on securities	98	(336)
	Proceeds from sales of loans	35,406	28,293
	Loans originated for sale	(35,563)	(29,811)
	Increase in accrued interest receivable, excluding purchased interest	990	137
	Decrease increase in other assets	(682)	(987)
	Decrease in accrued expenses and other liabilities	(4,125)	(1,635)
	Other, net	(9)	(2)
	Net cash provided by operating activities	10,915	9,529
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(170,332)	(113,649)
	Other investment securities available for sale	(1,025)	(33,896)
	Other investment securities held to maturity	–	(12,882)
Proceeds from sale of:	Mortgage-backed securities available for sale	–	47,938
	Other investment securities available for sale	61,237	9,438
	Mortgage-backed securities held for sale	–	38,501
	Other investment securities held to maturity	–	21,698
Maturities and principal payments of:	Mortgage-backed securities available for sale	50,125	32,583
	Other investment securities available for sale	7,012	6,432
	Mortgage-backed securities held to maturity	–	3,191
	Other investment securities held to maturity	–	20,940
	Purchase of Federal Home Loan Bank stock	(10,283)	–
	Net increase in loans	(108,041)	(24,880)
	Proceeds from sale of loans	18,047	–
	Purchases of loans, including purchased interest	(42,086)	(4,265)
	Purchases of premises and equipment	(1,255)	(3,450)
	Equity investment in capital trusts	(310)	–
	Payment of deferred acquisition obligation	(8,065)	(6,720)
	Net cash used in investing activities	(204,976)	(19,471)
	Cash flows from financing activities:
	Net decrease in deposits	(36,663)	(8,908)
	Net increase in other borrowings	1,989	19,610
	Proceeds from Federal Home Loan Bank advances	705,421	391,719
	Repayment of Federal Home Loan Bank advances	(476,531)	(397,433)
	Purchases of treasury stock, including deferred compensation plan activity	43	(4,264)
	Net proceeds from the issuance of common stock under dividend reinvestment plan	295	–
	Net proceeds from the exercise of stock options and issuance of other equity instruments	112	320
	Tax benefit from stock option exercises and issuance of other equity instruments	192	242
	Proceeds from the issuance of junior subordinated debentures, net of debt issuance costs	10,016	–
	Cash dividends paid	(5,355)	(5,237)
	Net cash provided by (used in) financing activities	199,519	(3,951)
	Net increase (decrease) in cash and cash equivalents	5,458	(13,893)
	Cash and cash equivalents at beginning of period	41,112	71,909
	Cash and cash equivalents at end of period	$46,570	$58,016

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Unaudited
Six months ended June 30,	2008	2007
Noncash Investing and Financing Activities:
Loans charged off	$326	$370
Securities proceeds due from broker	3,084	–
Supplemental Disclosures:
Interest payments	36,687	37,588
Income tax payments	6,868	6,309

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company and financial holding company.  The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank founded in 1800.  Through its subsidiaries, the Bancorp offers a complete product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, Massachusetts and southeastern Connecticut, ATMs, and its Internet web site (www.washtrust.com).

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of June 30, 2008 and December 31, 2007, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Washington Trust Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2) New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures of fair value measurements.  SFAS No. 157 applies to the accounting principles that currently use fair value measurement and does not require any new fair value measurements.  The expanded disclosures focus on the inputs used to measure fair value as well as the effect of the fair value measurements on earnings. SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and interim periods within that fiscal year.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Corporation’s financial position or results of operations.  The required disclosures about fair value measurements for financial assets and liabilities have been included in Note 10.  In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the effective date of SFAS No. 157 as it applies to nonfinancial assets, such as goodwill, and nonfinancial liabilities has been delayed to January 1, 2009.  The Corporation is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets and liabilities will have on the Corporation’s financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans (an amendment of FASB Statements No. 87, 88, 106 and 132R)” (“SFAS No. 158”).  The requirement to measure the plan’s assets and obligations as of the employer’s fiscal year end was adopted effective January 1, 2008.  The adoption of the measurement date provision of SFAS No. 158 did not have a material impact on the Corporation’s financial position or results of operations.  See further discussion in Note 11.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The SEC released Staff Accounting Bulletin (“SAB”) No. 109 in November 2007.  SAB No. 109 provides guidance on written loan commitments that are accounted for at fair value through earnings.  SAB No. 109 supersedes SAB No. 105, which provided guidance on derivative loan commitments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Transactions”.  SAB No. 105 stated that in measuring the fair value of a derivative loan commitment it would be inappropriate to incorporate the expected net future cash flows related to the associated loan.  SAB No. 109, consistent with the guidance in SFAS No. 156 and SFAS No. 159, requires that expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of SAB No. 109 did not have a material impact on the Corporation’s financial position or results of operations.

The SEC released SAB No. 110 in December 2007.  SAB No. 110 provides guidance on the use of a "simplified" method, as discussed in SAB No. 107, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123 (revised 2004), “Share-Based Payment”.  SAB No. 107 did not expect a company to use the simplified method for share option grants after December 31, 2007.  At the time SAB No. 107 was issued, the SEC believed that more detailed external information about employee exercise behavior (e.g., employee exercise patterns by industry and/or other categories of companies) would, over time, become readily available to companies.  The SEC understands that such detailed information about employee exercise behavior may not be widely available by December 31, 2007. Accordingly, the SEC will continue to accept, under certain circumstances, the use of the simplified method beyond December 31, 2007.  The adoption of SAB No. 110 did not have a material impact on the Corporation’s financial position or results of operations.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  SFAS No. 161 encourages but does not require comparative disclosures for earlier periods at initial adoption.  The Corporation will provide the additional disclosures necessary upon the adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  The current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing SFAS No. 162 to achieve that result.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Interim Auditing Standards AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB does not expect that SFAS No. 162 will result in a change in current practice.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securities
Securities are summarized as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
June 30, 2008	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$82,002	$2,448	$ −	$84,450
Mortgage-backed securities issued by U.S.
government and government-sponsored agencies	588,967	2,445	(5,298)	586,114
States and political subdivisions	81,645	81	(1,465)	80,261
Trust preferred securities	37,985	−	(7,627)	30,358
Corporate bonds	1,746	−	(13)	1,733
Corporate stocks	7,593	337	(782)	7,148
Total securities available for sale	$799,938	$5,311	$(15,185)	$790,064

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$136,721	$2,888	$(10)	$139,599
Mortgage-backed securities issued by U.S.
government and government-sponsored agencies	469,197	2,899	(2,708)	469,388
States and political subdivisions	80,634	499	(239)	80,894
Trust preferred securities	37,995	−	(3,541)	34,454
Corporate bonds	13,940	161	−	14,101
Corporate stocks	12,096	2,974	(1,728)	13,342
Total securities available for sale	$750,583	$9,421	$(8,226)	$751,778

Securities available for sale with a fair value of $691.1 million and $592.7 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at June 30, 2008 and December 31, 2007, respectively.  In addition, securities available for sale with a fair value of $8.4 million were collateralized for the discount window at the Federal Reserve Bank at June 30, 2008 and December 31, 2007.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $8.9 million and $1.9 million were designated in a rabbi trust for a nonqualified retirement plan at June 30, 2008 and December 31, 2007, respectively.  As of June 30, 2008 and December 31, 2007, securities available for sale with a fair value of $525 thousand and $532 thousand, respectively, were pledged as collateral to secure certain interest rate swap agreements.

During the six months ended June 30, 2008, impairment charges of $2.0 million were recognized on four equity security perpetual preferred stock holdings, including FHLMC, FNMA and two other corporate issuers, deemed to be other-than-temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers.  These charges were included in net losses on securities in the Consolidated Statements of Income for the six months ended June 30, 2008.  Also included in net losses on securities in the six months ended June 30, 2008 were realized gains of $232 thousand on the sale of commercial debt securities and realized gains of $1.7 million on the sale of other equity securities.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes temporarily impaired securities as of June 30, 2008, segregated by length of time the securities have been in a continuous unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At June 30, 2008	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government and government-sponsored agencies	75	$315,997	$3,672	19	$44,890	$1,626	94	$360,887	$5,298
States and
political subdivisions	83	62,326	1,192	4	5,368	273	87	67,694	1,465
Trust preferred securities	5	8,704	2,037	8	21,654	5,590	13	30,358	7,627
Corporate bonds	1	1,733	13	–	–	–	1	1,733	13
Subtotal, debt securities	164	388,760	6,194	31	71,912	7,489	195	460,672	14,403
Corporate stocks	3	2,615	473	8	4,115	309	11	6,730	782
Total temporarily
impaired securities	167	$391,375	$7,387	39	$76,027	$7,798	206	$467,402	$15,185

The following table summarizes temporarily impaired securities as of December 31, 2007, segregated by length of time the securities have been in a continuous unrealized loss position.

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

Unrealized losses on debt securities generally occur as a result of increases in interest rates since the time of purchase, a structural change in an investment or from deterioration in credit quality of the issuer.  Management evaluates impairments in value whether caused by adverse interest rates or credit movements to determine if they are other-than-temporary.

In accordance with applicable accounting literature, Washington Trust must demonstrate an ability and intent to hold temporarily impaired securities until full recovery of their cost basis to classify such losses as temporary.  Management uses both internal and external information sources to arrive at the most informed decision.  This quantitative and qualitative assessment begins with a review of general market conditions and changes to market conditions, credit, investment performance and structure since the prior review period.  The ability to hold temporarily impaired securities will involve a number of factors, including: forecasted recovery period based on average life and Washington Trust’s capital, earnings and cash flow positions, among other things. Washington Trust currently intends to hold all temporarily impaired securities to full recovery of the cost basis, which may be until maturity.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Management assesses a variety of factors in determining if an impairment is other than temporary, including but not limited to, the likelihood of and probable time horizon for recovery of the cost basis, including analyst forecasts, earnings assumptions and other company specific or sector financial performance metrics.

Debt securities in an unrealized loss position at June 30, 2008 consisted of 195 debt security holdings.  The majority of the loss for debt securities reported in an unrealized loss position at June 30, 2008 was concentrated in variable rate trust preferred securities issued by financial services companies and in U.S. agency or government-sponsored agency mortgage-backed securities.

Included in debt securities in an unrealized loss position at June 30, 2008 are 13 trust preferred security holdings.  These holdings represent seven individual name issuers in the financial industry, including, where applicable, the impact of mergers and acquisitions of issuers subsequent to original purchase, and two pooled trust preferred securities in the form of collateralized debt obligations (“CDO”).  The aggregate unrealized loss position of the 13 trust preferred holdings was $7.6 million, or 20.1% of amortized cost, as of June 30, 2008.  The largest unrealized loss dollar amount of any single issuer was $2.1 million, or 21% of its amortized cost, at June 30, 2008.  Management believes the June 30, 2008 temporary impairment on trust preferred securities, including the trust preferred CDOs, was not a function of underlying credit issues associated with the issuers of the debt obligations and primarily reflected increased investor concerns beginning in the latter part of 2007 and continuing into 2008 about recent losses in the financial services industry related to sub-prime lending and sub-prime exposure.  These concerns resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector widened substantially during recent months, causing prices for these securities holdings to decline.  As recently as September 30, 2007, the aggregate unrealized loss position of the 13 trust preferred holdings was 6.3% of amortized cost and the aggregate unrealized loss position at December 31, 2007 was 9.3% of amortized cost for these holdings.  As of June 30, 2008, the amortized cost and fair value of the two trust preferred CDO holdings was $7.5 million and $5.7 million, respectively.  The CDO holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  Valuations of the trust preferred CDO holdings are also dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of these CDOs.  For both of its trust preferred CDO holdings, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  The Corporation does not believe it is likely to experience any loss of principal on these CDO investments given the protection that the subordinated classes provide and therefore considers these securities to be temporarily impaired.  All trust preferred debt securities in our portfolio continue to accrue and make payments as expected, and all have credit ratings at or above investment grade minimums.  Washington Trust has the ability and intent to hold these securities to full recovery of the cost basis and management does not consider these investments to be other-than-temporarily impaired.

The unrealized losses on U.S. agency or government-sponsored agency mortgage-backed securities was concentrated in securities purchased during 2003 and 2004, during which time interest rates were at or near historical lows.  The fair value for these and the state and municipal holdings included in this analysis have declined due to the relative increase in short and medium term interest rates since the time of purchase.  The largest unrealized loss percentage amount on any holding in these categories was 5.5% of its amortized cost at June 30, 2008.  Management believes that the nature and duration of impairment on these debt security holdings are a function of changes in investment spreads and interest rate movements.  Washington Trust has the ability and intent to hold these securities to full recovery of the cost basis and management does not consider these investments to be other-than-temporarily impaired.

The equity securities in an unrealized loss position at June 30, 2008 consisted of 11 holdings of financial and commercial entities with unrealized losses of $782 thousand, or 10% of their aggregate cost.  During the six months ended June 30, 2008, Washington Trust recorded $2.0 million in impairment charges on four perpetual preferred stock holdings, including FHLMC, FNMA and two other corporate issuers, based on an analysis of the financial condition and operating outlook of the issuers.  As of June 30, 2008, the Corporation had two perpetual preferred stock holdings of FHLMC and FNMA with a total fair value of $1.0 million and unrealized losses of $34 thousand and seven perpetual preferred stock holdings of financial and utility companies with a total fair value of $4.6 million and unrealized losses of $478 thousand.  Causes of conditions whereby the fair value of equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers.  The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

contributing factor.  Management believes that a portion of the June 30, 2008 temporary impairment on its equity securities holdings was not a function of the financial condition and operating outlook of the issuers and reflected increased investor concerns beginning in the latter part of 2007 and continuing into 2008 about recent losses in the financial services industry related to sub-prime lending and sub-prime exposure.  These concerns resulted in greater volatility in market prices for both common and preferred stocks in this market sector.  Washington Trust has the ability and intent to hold these investments to full recovery of the cost basis and considers the unrealized losses on these equity securities to be temporary.

Should current market conditions continue and should these unrealized losses on these securities continue, they may, in the future, be deemed to be other than temporarily impaired.

(4) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$361,623	21%	$278,821	18%
Construction and development (2)	60,606	4%	60,361	4%
Other (3)	372,784	22%	341,084	21%
Total commercial	795,013	47%	680,266	43%

Residential real estate:
Mortgages (4)	593,995	35%	588,628	37%
Homeowner construction	14,356	1%	11,043	1%
Total residential real estate	608,351	36%	599,671	38%

Consumer:
Home equity lines	152,339	9%	144,429	9%
Home equity loans	94,316	6%	99,827	6%
Other	55,631	2%	49,459	4%
Total consumer	302,286	17%	293,715	19%
Total loans (5)	$1,705,650	100%	$1,573,652	100%

(1)	Amortizing mortgages, primarily secured by income producing property.
(2)	Loans for construction of residential and commercial properties and for land development.
(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(4)	A substantial portion of these loans is used as qualified collateral for Federal Home Loan Bank borrowings (See Note 7 for additional discussion of Federal Home Loan Bank borrowings).
(5)
Includes net deferred loan origination costs of $1 thousand and net discounts on purchased loans of $301 thousand at June 30, 2008, compared to net deferred fees of $100 thousand and net premiums on purchased loans of $297 thousand at December 31, 2007.

Nonaccrual Loans
The balance of loans on nonaccrual status as of June 30, 2008 was $6.2 million, compared to $4.3 million at December 31, 2007.  The $1.9 million increase in nonaccrual loans was largely due to certain commercial loan relationships moving into the non-accruing loan classification.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2008	2007	2008	2007
Balance at beginning of period	$20,724	19,360	$20,277	$18,894
Provision charged to expense	1,400	300	1,850	600
Recoveries of loans previously charged off	58	13	162	203
Loans charged off	(219)	(346)	(326)	(370)
Balance at end of period	$21,963	$19,327	$21,963	$19,327

(6) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the three and six months ended June 30, 2008 are as follows:

Goodwill

(Dollars in thousands)		Wealth
	Commercial	Management
	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2007	$22,591	$27,888	$50,479
Additions to goodwill during the period	–	−	−
Impairment recognized	–	–	–
Balance at June 30, 2008	$22,591	$27,888	$50,479

Other Intangible Assets

(Dollars in thousands)	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2007	$510	$10,743	$180	$11,433
Amortization	60	568	24	652
Balance at June 30, 2008	$450	$10,175	$156	$10,781

Amortization of intangible assets for the six months ended June 30, 2008 totaled $652 thousand.  Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(Dollars in thousands)
	Core	Advisory	Non-compete
Estimated amortization expense:	Deposits	Contracts	Agreements	Total
2008 (full year)	$120	$1,111	$49	$1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091
2011	120	768	33	921
2012	30	727	−	757

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The components of intangible assets at June 30, 2008 are as follows:

(Dollars in thousands)	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,547	3,482	991	7,020
Net amount	$450	$10,175	$156	$10,781

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(Dollars in thousands)	June 30,	December 31,
	2008	2007
FHLB advances	$845,291	$616,417

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at June 30, 2008.  Under an agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”).  The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at June 30, 2008.  Included in the collateral were securities available for sale with a fair value of $565.7 million and $476.8 million that were specifically pledged to secure FHLB borrowings at June 30, 2008 and December 31, 2007, respectively.  Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Junior Subordinated Debentures
Junior subordinated debentures are summarized as follows:

(Dollars in thousands)	June 30,	December 31,
	2008	2007
Junior subordinated debentures	$32,991	$22,681

In April 2008, the Bancorp sponsored the creation of Washington Preferred Capital Trust (“Washington Preferred”).  Washington Preferred is a Delaware statutory trust created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp is the owner of all of the common securities of Washington Preferred.  In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities—Revised”, Washington Preferred will be treated as an unconsolidated subsidiary.  The common stock investment in the statutory trust will be included in “Other Assets” in the Consolidated Balance Sheet.

On April 7, 2008, Washington Preferred issued $10 million of trust preferred securities (“Capital Securities”) in a private placement to two institutional investors pursuant to an applicable exemption from registration.  The Capital Securities mature in June 2038, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Washington Preferred to the holder of the Capital Securities, at a rate of 6.2275% until June 15, 2008, and resets quarterly thereafter at a rate equal to the three-month LIBOR rate plus 3.50%.  The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Washington Preferred, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders.  The proceeds of the Capital Securities, along with the proceeds of $310 thousand from the issuance of common securities by Washington Preferred to the Bancorp, were used to purchase $10,310,000 of the Bancorp's junior subordinated deferrable interest notes (the “Washington Preferred Debentures”) and constitute the primary asset of Washington Preferred.  The Bancorp will use the proceeds from the sale of the Washington Preferred Debentures for general

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

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	June 30,	December 31,
	2008	2007
Treasury, Tax and Loan demand note balance	$4,669	$2,793
Deferred acquisition obligations	1,946	9,884
Securities sold under repurchase agreements	19,500	19,500
Other	369	383
Other borrowings	$26,484	$32,560

The Stock Purchase Agreement for the August 2005 acquisition of Weston Financial Group, Inc. (“Weston Financial”) provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  Contingent payments are added to goodwill and recorded as deferred acquisition liabilities at the time the payments are determinable beyond a reasonable doubt.  Deferred acquisition obligations amounted to $1.9 million and $9.9 million at June 30, 2008 and December 31, 2007, respectively.  In the first quarter of 2008 the Corporation paid approximately $8.1 million pursuant to the Stock Purchase Agreement, which represented the 2007 earn-out payment.

(8) Shareholders’ Equity
Stock Repurchase Plan:
The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares of the Corporation’s common stock in open market transactions.  There were no shares repurchased under the Corporation’s 2006 Stock Repurchase Plan during the six months ended June 30, 2008.  As of June 30, 2008, a cumulative total of 185,400 shares have been repurchased at a total cost of $4.8 million.

Pursuant to the Amended and Restated Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”), 3,423 shares were acquired during the six months ended June 30, 2008.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Capital Requirements:

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at June 30, 2008 and December 31, 2007, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2008:
Total Capital (to Risk-Weighted Assets):
Corporation	$184,998	10.69%	$138,383	8.00%	$172,979	10.00%
Bank	$185,701	10.75%	$138,259	8.00%	$172,824	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$163,368	9.44%	$69,191	4.00%	$103,787	6.00%
Bank	$164,090	9.49%	$69,130	4.00%	$103,694	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$163,368	6.32%	$103,320	4.00%	$129,150	5.00%
Bank	$164,090	6.36%	$103,249	4.00%	$129,062	5.00%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):	$167,061	10.39%	$128,648	8.00%	$160,810	10.00%
Corporation	$174,750	10.87%	$128,574	8.00%	$160,717	10.00%
Bank
Tier 1 Capital (to Risk-Weighted Assets):	$146,393	9.10%	$64,324	4.00%	$96,486	6.00%
Corporation	$154,093	9.59%	$64,287	4.00%	$96,430	6.00%
Bank
Tier 1 Capital (to Average Assets): (1)	$146,393	6.09%	$96,088	4.00%	$120,110	5.00%
Corporation	$154,093	6.42%	$96,042	4.00%	$120,053	5.00%
Bank

(1)	Leverage ratio

As of June 30, 2008, Bancorp has sponsored the creation of three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities – Revised” (“FIN 46-R”), these statutory trusts created by Bancorp are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of statutory trusts as debt in its financial statements.  The trust preferred securities qualify as Tier 1 capital.

The Corporation’s capital ratios at June 30, 2008 place the Corporation in the “well-capitalized” category according to regulatory standards.  On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards.  Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill.  The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

(9) Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, interest rate swap agreements and commitments to originate and commitments to sell fixed rate mortgage loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	June 30, 2008	December 31, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$163,584	$149,465
Home equity lines	180,322	176,284
Other loans	22,765	20,770
Standby letters of credit	8,111	8,048
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	3,279	3,495
Commitments to sell fixed rate mortgage loans	6,012	5,472
Customer related derivative contracts:
Interest rate swaps with customers	14,115	3,850
Mirror swaps with counterparties	14,115	3,850
Interest rate risk management contract:
Interest rate swap	10,000	–

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At June 30, 2008 and December 31, 2007, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.1 million and $8.0 million, respectively.  At June 30, 2008 and December 31, 2007, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the six months ended June 30, 2008 and 2007 was insignificant.

At June 30, 2008, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

In April 2008, the Bancorp entered into an interest rate swap contract with a notional amount of $10 million to hedge the interest rate risk associated with $10 million of the variable rate junior subordinated debentures.  See additional disclosure in Note 7.  The interest rate swap contract matures in 2013.  The swap effectively converts the debt from variable rate to fixed rate and qualifies for cash flow hedge accounting under SFAS No. 133.  The fair value of this interest rate swap contract amounted to $319 thousand at June 30, 2008 and was reported in other assets on the

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

consolidated balance sheet.  The effective portion of changes in fair value of the swap is recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings.  The ineffective portion of changes in fair value is recognized directly in earnings as interest expense.

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

At June 30, 2008 and December 31, 2007, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $14.1 million and $3.850 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These interest rate swap contracts are carried at fair value with changes recorded as a component of other noninterest income.  The fair values of the interest rate swap contracts with commercial loan borrowers amounted to $21 thousand as of June 30, 2008 and $60 thousand as of December 31, 2007.  The fair values of the “mirror” swap contracts with third-party financial institutions totaled $3 thousand as of June 30, 2008 and $60 thousand as of December 31, 2007.  For the six months ended June 30, 2008, other noninterest income included net gains on customer related interest rate swap contracts of $145 thousand.  Washington Trust did not engage in such interest rate swap contracts during the six months ended June 30, 2007.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale, best efforts forward commitments are established to sell individual mortgage loans.  Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments.  Accordingly, the fair value of these commitments is recognized in other assets on the consolidated balance sheet and the changes in fair value of such commitments are recorded in current earnings in the consolidated income statement.  The carrying value of such commitments as of June 30, 2008 and December 31, 2007 and the respective changes in fair values for the six months ended June 30, 2008 and 2007 were insignificant.

(10) Fair Value Measurements
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

Determination of Fair Value
Under SFAS No. 157, fair values are based on the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  When available, the Corporation uses quoted market prices to determine fair value.  If quoted prices are not available, fair value is based upon valuation techniques such as matrix pricing or other models that use, where possible, current market-based or independently sourced market parameters, such as interest rates.  If observable market-based inputs are not available, the Corporation uses unobservable inputs to determine appropriate valuation adjustments using methodologies applied consistently over time.

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

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government-sponsored agencies, mortgage-backed securities issued by U.S. government and government-sponsored agencies, municipal bonds, trust preferred securities, corporate bonds and certain preferred equity securities.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of June 30, 2008, Level 3 securities were comprised of two trust preferred CDO holdings, which were not actively traded.  To determine their fair value, Washington Trust utilized third party pricing models and discounted cash flow methodologies.  Their fair values were reviewed against similar securities that were more actively traded in order to assess the reasonableness of the fair values.  Our fair values assumed liquidation in an orderly market and not under distressed circumstances.  Due to the continued market illiquidity and credit risk for securities in the financial sector, the fair value of these securities is highly sensitive to assumption changes and market volatility.

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

Collateral Dependent Impaired Loans
Collateral dependent loans that are deemed to be impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are valued based upon the fair value of the underlying collateral.  The inputs used in the appraisals of the collateral are observable, and, therefore, the loans are categorized as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
June 30, 2008	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale	$6,676	$777,653	$5,735	$790,064
Derivative assets (1)	–	532	–	532
Total assets at fair value on a recurring basis	$6,676	$778,185	$5,735	$790,596
Liabilities:
Derivative liabilities (1)	$–	$196	$30	$226
Total liabilities at fair value on a recurring basis	$–	$196	$30	$226

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

As of June 30, 2008, two trust preferred CDO securities were transferred from Level 2 to Level 3 classification due to the lack of current observable market activity.  These securities were valued using third party pricing models and discounted cash flow methodologies.

The changes in Level 3 derivative liabilities measured at fair value on a recurring basis in the six month period ended June 30, 2008 were immaterial.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2008.

(Dollars in thousands)	Carrying Value at June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$1,630	$–	$1,630
Total assets at fair value on a nonrecurring basis	$–	$1,630	$–	$1,630

The total nonrecurring fair value adjustments included in the Consolidated Statement of Income for the six months ended June 30, 2008 were immaterial.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11) Defined Benefit Pension Plans
Effective January 1, 2008, the Corporation adopted the measurement date provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  As a result, the Corporation recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of January 1, 2008:

(Dollars in thousands)	Prior to Adoption of Measurement Date Provisions of SFAS No. 158	Effect of Adopting Measurement Date Provisions of SFAS No. 158	As of January 1, 2008
Net deferred tax asset	$7,705	$229	$7,934
Defined benefit pension liabilities	11,801	654	12,455
Retained earnings	154,647	(468)	154,179
Accumulated other comprehensive loss	(239)	42	(197)

The adoption of the measurement date provisions of SFAS No. 158 had no effect on the Corporation’s Consolidated Statements of Income or Cash Flows for the six months ended June 30, 2008.

The following table sets forth the plans’ benefit obligations, fair value of plan assets and funded status as of June 30, 2008 and 2007.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Three months ended June 30,	2008	2007	2008	2007
Service cost	$512	$502	$63	$86
Interest cost	507	462	143	130
Expected return on plan assets	(569)	(496)	-	-
Amortization of transition asset	–	(2)	-	-
Amortization of prior service cost	(9)	(8)	15	15
Recognized net actuarial loss	4	47	55	55
Net periodic benefit cost	$445	$505	$276	$286

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Six months ended June 30,	2008	2007	2008	2007
Service cost	$1,023	$1,005	$125	$172
Interest cost	1,014	924	286	260
Expected return on plan assets	(1,138)	(992)	-	-
Amortization of transition asset	–	(3)	-	-
Amortization of prior service cost	(17)	(17)	31	31
Recognized net actuarial loss	7	94	109	109
Net periodic benefit cost	$889	$1,011	$551	$572

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $2.0 million to its qualified pension plan and $421 thousand in benefit payments to its non-qualified retirement plans in 2008.  During the six months ended June 30, 2008, $2.0 million of contributions have been made to the qualified pension plan and $168 thousand in benefit payments have been made to the non-qualified retirement

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

plans.  The Corporation presently anticipates contributing an additional $167 thousand in benefit payments to the non-qualified retirement plans in 2008.

(12) Share-Based Compensation Arrangement
Washington Trust has three share-based compensation plans, Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”), Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”) and the Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), collectively the plans.

Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2008	2007	2008	2007
Share-based compensation expense	$103	$152	$186	$323
Related tax benefit	$36	$53	$65	$113

During the quarter ended June 30, 2008, the Corporation granted 87,500 non-qualified share options to certain key employees.  The share options awarded were granted with three-year cliff vesting and also provide for accelerated vesting if there is a change in control, death or retirement (as defined in the plans).

The fair value of the share option award granted in the second quarter of 2008 was estimated on the date of grant using the Black-Scholes Option-Pricing Model based on assumptions noted in the following table.  Washington Trust uses historical data to estimate share option exercise and employee departure behavior used in the option-pricing model; groups of employees that have similar historical behavior are considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the share option was based on the U.S. Treasury yield curve in effect at the date of grant.

2008
Expected term (years)	9.0
Expected dividend yield	2.86%
Expected volatility	33.59
Expected forfeiture rate	–
Risk-free interest rate	4.59

The weighted average grant-date fair value of the share options awarded during the second quarter of 2008 was $8.09.  There were no share options awarded during the six months ended June 30, 2007.

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of share option activity under the Plans as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

(Dollars in thousands)	Number	Weighted	Weighted Average
	Of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2008	955,485	$21.21
Granted	87,500	24.12
Exercised	36,351	18.43
Forfeited or expired	5,550	27.87
Outstanding at June 30, 2008	1,001,084	$21.52	4.8 years	$851,910
Exercisable at June 30, 2008	913,584	$21.28	4.3 years	$851,910
Options expected to vest as of June 30, 2008	87,500	$24.12	10.0 years	$–

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of share options exercised during the six months ended June 30, 2008 and 2007 was $234 thousand and $671 thousand, respectively.

During the first six months of 2008, the Corporation granted 33,200 nonvested share units to directors and certain key employees.  The nonvested share units awarded were granted with three-year cliff vesting and also provide for accelerated vesting if there is a change in control, death or retirement (as defined in the plans).

A summary of the status of Washington Trust’s nonvested shares as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	39,350	$26.52
Granted	33,200	24.14
Vested	(16,200)	26.10
Forfeited	–	–
Nonvested at June 30, 2008	56,350	$25.15

During the second quarter of 2008, performance share awards were granted providing certain executives the opportunity to earn shares of common stock of the Corporation, the number of which will be determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The number of shares to be earned ranges from zero to 24,186 shares, subject to the attainment of specified performance goals discussed below.

The performance share awards were granted at $24.12, which was the fair market value at the date of grant with vesting ranging from two to three years.  The number of shares awarded will range from zero to 200% of the target number of shares (13,093 shares) dependent upon the Corporation’s core return on equity and core earnings per share growth ranking at the end of the vesting term.  The current assumption based on the most recent peer group information results in the shares vesting at 140% of the target, or 16,930 shares.  The Corporation has recognized compensation expense based on this assumption and will make the necessary adjustments each time the percentage of the target shares is adjusted.  If the goals are not met, no compensation cost will be recognized and any recognized compensation costs will be reversed.  The performance share awards provide for accelerated vesting if there is a change in control, death, disability or retirement (as defined in the plans).

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of Washington Trust’s performance share awards as of June 30, 2008, and changes during the six months ended June 30, 2008, is presented below:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Performance shares at January 1, 2008	–	$–
Granted	16,930	24.12
Vested	–	–
Forfeited	–	–
Performance shares at June 30, 2008	16,930	$24.12

As of June 30, 2008, there was $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the plans.  That cost is expected to be recognized over a weighted average period of 2.7 years.

(13) Business Segments
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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2008	2007	2008	2007	2008	2007	2008	2007
Net interest income	$15,488	$13,239	$(5)	$(20)	$724	$1,708	$16,207	$14,927
Noninterest income	3,944	3,874	7,650	7,493	565	(244)	12,159	11,123
Total income	19,432	17,113	7,645	7,473	1,289	1,464	28,366	26,050

Provision for loan losses	1,400	300	–	–	–	–	1,400	300
Depreciation and amortization expense	618	607	412	433	45	44	1,075	1,084
Other noninterest expenses	10,325	9,644	4,701	4,614	1,953	2,418	16,979	16,676
Total noninterest expenses	12,343	10,551	5,113	5,047	1,998	2,462	19,454	18,060
Income before income taxes	7,089	6,562	2,532	2,426	(709)	(998)	8,912	7,990
Income tax expense (benefit)	2,484	2,302	975	937	(642)	(731)	2,817	2,508
Net income (loss)	$4,605	$4,260	$1,557	$1,489	$(67)	$(267)	$6,095	$5,482

Total assets at period end	1,787,560	1,570,917	42,587	37,418	902,842	785,547	2,732,989	2,393,882
Expenditures for long-lived assets	758	2,296	106	91	73	18	937	2,405

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2008	2007	2008	2007	2008	2007	2008	2007
Net interest income	$29,974	$26,614	$(14)	$(28)	$1,323	$3,211	$31,283	$29,797
Noninterest income	7,288	6,763	14,908	14,363	1,007	1,245	23,203	22,371
Total income	37,262	33,377	14,894	14,335	2,330	4,456	54,486	52,168

Provision for loan losses	1,850	600	–	–	–	–	1,850	600
Depreciation and amortization expense	1,245	1,223	823	869	89	88	2,157	2,180
Other noninterest expenses	19,715	18,287	9,378	8,912	3,946	5,490	33,039	32,689
Total noninterest expenses	22,810	20,110	10,201	9,781	4,035	5,578	37,046	35,469
Income before income taxes	14,452	13,267	4,693	4,554	(1,705)	(1,122)	17,440	16,699
Income tax expense (benefit)	5,073	4,663	1,816	1,763	(1,360)	(1,184)	5,529	5,242
Net income (loss)	$9,379	$8,604	$2,877	$2,791	$(345)	$62	$11,911	$11,457

Total assets at period end	1,787,560	1,570,917	42,587	37,418	902,842	785,547	2,732,989	2,393,882
Expenditures for long-lived assets	1,012	3,182	147	160	96	108	1,255	3,450

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(14) Comprehensive Income

(Dollars in thousands)
	Three Months
Three months ended June 30,	2008	2007
Net income	$6,095	$5,482
Unrealized holding losses on securities available for sale, net of income tax benefit of $4,936 in 2008 and $3,112 in 2007	(9,169)	(5,779)
Unrealized gains on cash flow hedge derivative instruments, net of income tax expense of $112 in 2008	207	–
Less reclassification adjustments:
Losses (gains) on securities, net of income tax benefit of $18 in 2008 and $223 in 2007	35	(477)
Cash flow hedge derivative instruments, net of income tax expense of $1	2	–
Net periodic pension cost, net of income tax expense of $23 in 2008 and $38 in 2007	43	69
Total comprehensive (loss) income	$(2,787)	$249

(Dollars in thousands)
	Six Months
Six months ended June 30,	2008	2007
Net income	$11,911	$11,457
Unrealized holding losses on securities available for sale, net of income tax benefit of $3,908 in 2008 and $2,448 in 2007	(7,259)	(4,545)
Unrealized gains on cash flow hedge derivative instruments, net of income tax expense of $112 in 2008	207	–
Less reclassification adjustments:
Losses (gains) on securities, net of income tax benefit of $34 in 2008 and income tax expense of $148 in 2007	64	(188)
Cash flow hedge derivative instruments, net of income tax expense of $1	2	–
Net periodic pension cost, net of income tax expense of $46 in 2008 and $75 in 2007	85	139
Total comprehensive income	$5,010	$6,863

WASHINGTON TRUST BANCORP INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

 (15) Earnings Per Share
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

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2008	2007	2008	2007

Net income	$6,095	$5,482	$11,911	$11,457

Weighted average basic shares	13,381.1	13,339.6	13,369.6	13,375.7
Dilutive effect of:
Options	140.8	200.4	145.0	221.8
Other	45.1	76.4	36.3	70.1
Weighted average diluted shares	13,567.0	13,616.4	13,550.9	13,667.6

Earnings per share:
Basic	$0.45	$0.41	$0.89	$0.86
Diluted	$0.45	$0.40	$0.88	$0.84

(16) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business.  Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

With respect to the unaudited consolidated financial statements of Washington Trust Bancorp, Inc. and Subsidiaries at June 30, 2008 and for the three and six months ended June 30, 2008 and 2007, KPMG LLP has made a review (based on the standards of the Public Company Accounting Oversight Board (United States)) and not an audit, set forth in their separate report dated August 8, 2008 appearing below.  That report does not express an opinion on the interim unaudited consolidated financial information.  KPMG LLP has not carried out any significant or additional audit tests beyond those which would have been necessary if their report had not been included.  Accordingly, such report is not a “report” or “part of the Registration Statement” within the meaning of Sections 7 and 11 of the Securities Act of 1933, as amended, and the liability provisions of Section 11 of the Securities Act do not apply.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have reviewed the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of June 30, 2008, and the related consolidated statements of income and cash flows for the three and six-month periods ended June 30, 2008 and 2007.  These consolidated financial statements are the responsibility of the Corporation’s management.

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
August 8, 2008

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

Some of the factors that might cause these differences include the following: changes in general national or regional economic conditions or conditions affecting the banking or financial services industries or financial capital markets, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the value of investment securities, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Overview
Net income for the second quarter of 2008 amounted to $6.1 million, or 45 cents per diluted share; a 12.5% increase over the 40 cents per diluted share reported for the second quarter a year ago.  The returns on average equity and average assets for the second quarter of 2008 were 12.88% and 0.92%, respectively, compared to 12.57% and 0.92%, respectively, for the same period in 2007.

Net income for the six months ended June 30, 2008 amounted to $11.9 million, or 88 cents per diluted share, compared to the $11.5 million, or 84 cents per diluted share, for the same period in 2007.  Results for the first half of 2007 included $1.1 million in debt prepayment charges, recorded in noninterest expense in the first quarter of 2007 as a result of prepayments of higher cost FHLB advances.  There have been no debt prepayment penalty charges recognized in 2008.  The returns on average equity and average assets for the first six months of 2008 were 12.55% and 0.91%, respectively, compared to 13.12% and 0.96%, respectively, for the same period in 2007.

Net interest income for the second quarter of 2008 increased by 7.5% from the second quarter last year primarily due to higher earning-asset levels and lower deposit costs.  On a year to date basis, net interest income is up 5% from 2007, due primarily to growth in interest-earning assets.

The loan loss provision charged to earnings amounted to $1.4 million and $1.85 million for the three and six months ended June 30, 2008, respectively, compared to $300 thousand and $600 thousand for the same periods in 2007.  The higher loan loss provision was due largely to growth in the loan portfolio as well as an ongoing evaluation of credit quality and general economic conditions.

Our primary source of noninterest income is revenue from wealth management services.  For the second quarter of 2008 wealth management revenues were up by 2% from the same quarter a year ago.  On a year to date basis, wealth management revenues increased by 4% from 2007.  At June 30, 2008, wealth management assets under administration totaled $3.9 billion, down by 2% in the first six months of 2008 and up by 1% from the June 30, 2007 balance.  The decline in assets under administration in the first half of 2008 was primarily due to lower valuations in the equity markets.

For the three and six months ended June 30, 2008, net losses on securities amounted to $53 thousand and $98 thousand, respectively, as compared to net losses of $700 thousand and net gains of $336 thousand for the same periods in 2007. Included in the net losses for the three and six months ended June 30, 2008 were impairment charges of $1.1 million and $2.0 million, respectively, recognized on preferred stock holdings deemed to be other-than-temporarily impaired.

Noninterest expenses for the second quarter and first half of 2008 were up 2% and 1%, respectively, from the same periods in 2007.

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

Net interest income for the second quarter and first six months of 2008 increased $1.3 million and $1.5 million, respectively, from the same periods a year earlier.  Included in net interest income in first quarter of 2007 was an interest recovery of $322 thousand received on a previously charged-off loan.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the second quarter and first half of 2008 increased 8% and 5%, respectively, from the same periods in 2007.  The net interest margin (FTE net interest income as a percentage of average interest–earnings assets) for the second quarter of 2008 was 2.71%, down 5 basis points from the same quarter a year earlier.  This decline was largely due to the lagging impact of lower interest rates on deposits compared to variable rate loans.  The net interest margin for the first six months of 2008 was 2.65%, down 14 basis points for the same period in 2007.  Excluding the 3 basis points attributable to the 2007 interest recovery, the net interest margin for the first half of 2008 declined 11 basis points from the same period a year earlier.  This decline reflects decreases in yields on prime-related commercial and consumer loans resulting from actions taken by the Federal Reserve to reduce short-term interest rates, with less commensurate reduction in deposit rates paid during the same period.

Average interest-earning assets for the three and six months ended June 30, 2008 increased $240.9 million and $224.7 million, respectively, from the same periods a year earlier.  This increase was largely due to growth in the loan portfolio.  Total average loans for the three and six months ended June 30, 2008 increased $157.3 million and $148.9 million, respectively, from the same periods in 2007, primarily due to growth in the commercial loan category.  The yield on total loans for the second quarter and first half of 2008 decreased 61 basis points and 49 basis points, respectively, from the comparable 2007 periods, reflecting declines in short-term interest rates.  Total average securities for the three and six months ended June 30, 2008 increased $83.5 million and $75.8 million, respectively, from the same periods last year due largely to purchases of mortgage-backed securities issued by U.S. government and government-sponsored agencies during a period of substantial spread widening for these and many other classes of investment securities.  The FTE rate of return on securities for the second quarter and first and six months of 2008 decreased 45 basis points and 31 basis points, respectively, from the comparable 2007 periods.  The decrease in the total yield on securities was largely attributable to declines in dividends on variable rate security holdings, including FHLB stock.

For the three and six months ended June 30, 2008, average interest-bearing liabilities increased $237.0 million and $216.6 million, respectively, from the amounts reported for the same periods in 2007.  The Corporation experienced increases in FHLB advances and money market accounts and declines in NOW accounts, savings and time deposits.  The average balance of FHLB advances for the three and six months ended June 30, 2008 increased $284.4 million and $244.5 million, respectively, while the average rate paid on FHLB advances decreased 20 basis points and 8 basis points, respectively, from the same periods a year earlier.  The average balance of money market accounts for the second quarter and first six months of 2008 increased $21.8 million and $27.9 million, respectively, while the average rate paid on money market accounts decreased 213 basis points and 143 basis points, respectively, from the same periods in 2007.  The decline in time deposits reflected decreases in average brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources.  Average brokered certificates of deposit for the three and six months ended June 30, 2008 decreased $39.5 million and $39.9 million, respectively, from the comparable periods in 2007.  The average rate paid on brokered certificates of deposit for the three and six months ended June 30, 2008 increased 6 basis points and 8 basis points, respectively, from the comparable periods in 2007.  See Note 7 to the Consolidated Financial Statements for additional discussion on junior subordinated debentures issued in the second quarter of 2008.

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

Three months ended June 30,	2008			2007
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$598,274	$8,257	5.55%	$590,226	$7,812	5.31%
Commercial and other loans	749,468	12,135	6.51%	615,606	11,730	7.64%
Consumer loans	297,802	4,059	5.48%	282,408	4,911	6.98%
Total loans	1,645,544	24,451	5.98%	1,488,240	24,453	6.59%
Short-term investments, federal funds
sold and other	12,214	50	1.64%	16,951	184	4.36%
Taxable debt securities	687,461	8,302	4.86%	608,223	7,839	5.17%
Nontaxable debt securities	81,649	1,152	5.67%	78,964	1,112	5.65%
Corporate stocks and FHLB stock	49,169	546	4.46%	42,806	763	7.15%
Total securities	830,493	10,050	4.87%	746,944	9,898	5.32%
Total interest-earning assets	2,476,037	34,501	5.60%	2,235,184	34,351	6.16%
Non interest-earning assets	165,806			158,903
Total assets	$2,641,843			$2,394,087
Liabilities and Shareholders’ Equity:
NOW accounts	$167,755	$81	0.19%	$168,742	$64	0.15%
Money market accounts	315,075	1,399	1.79%	293,245	2,869	3.92%
Savings accounts	174,897	218	0.50%	196,647	661	1.35%
Time deposits	782,825	7,550	3.88%	837,223	9,621	4.61%
FHLB advances	755,455	7,794	4.15%	471,026	5,112	4.35%
Junior subordinated debentures	32,311	509	6.34%	22,681	338	5.98%
Other	24,016	275	4.60%	25,764	289	4.51%
Total interest-bearing liabilities	2,252,334	17,826	3.18%	2,015,328	18,954	3.77%
Demand deposits	171,613			173,473
Other liabilities	28,607			30,852
Shareholders’ equity	189,289			174,434
Total liabilities and shareholders’ equity	$2,641,843			$2,394,087
Net interest income (FTE)		$16,675			$15,397
Interest rate spread			2.42%			2.39%
Net interest margin			2.71%			2.76%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended June 30,	2008	2007
Commercial and other loans	$45	$39
Nontaxable debt securities	366	353
Corporate stocks	57	78
Total	$468	$470

Six months ended June 30,	2008			2007
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$599,919	$16,554	5.55%	$591,138	$15,585	5.32%
Commercial and other loans	728,270	24,356	6.73%	601,425	23,102	7.75%
Consumer loans	295,301	8,556	5.83%	281,992	9,736	6.96%
Total loans	1,623,490	49,466	6.13%	1,474,555	48,423	6.62%
Short-term investments, federal funds
sold and other	16,600	190	2.30%	15,231	375	4.97%
Taxable debt securities	678,081	16,718	4.96%	615,562	15,631	5.12%
Nontaxable debt securities	81,337	2,295	5.67%	74,332	2,090	5.67%
Corporate stocks and FHLB stock	48,014	1,232	5.16%	43,136	1,563	7.30%
Total securities	824,032	20,435	4.99%	748,261	19,659	5.30%
Total interest-earning assets	2,447,522	69,901	5.74%	2,222,816	68,082	6.18%
Non interest-earning assets	167,258			164,934
Total assets	$2,614,780			$2,387,750
Liabilities and Shareholders’ Equity:
NOW accounts	$165,132	$159	0.19%	$169,206	$132	0.16%
Money market accounts	321,476	3,951	2.47%	293,613	5,680	3.90%
Savings accounts	174,815	650	0.75%	201,086	1,371	1.38%
Time deposits	797,296	16,387	4.13%	834,870	19,009	4.59%
FHLB advances	713,786	15,093	4.25%	469,246	10,080	4.33%
Junior subordinated debentures	27,496	847	6.20%	22,681	676	6.01%
Other	26,631	589	4.45%	19,316	439	4.58%
Total interest-bearing liabilities	2,226,632	37,676	3.40%	2,010,018	37,387	3.75%
Demand deposits	168,773			172,232
Other liabilities	29,571			30,786
Shareholders’ equity	189,804			174,714
Total liabilities and shareholders’ equity	$2,614,780			$2,387,750
Net interest income (FTE)		$32,225			$30,695
Interest rate spread			2.34%			2.43%
Net interest margin			2.65%			2.79%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,	2008	2007
Commercial and other loans	$90	$75
Nontaxable debt securities	729	663
Corporate stocks	123	160
Total	$942	$898

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			Six months ended
	June 30, 2008 vs. 2007			June 30, 2008 vs. 2007
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg	Volume	Rate	Net Chg
Interest on interest-earning assets:
Residential real estate loans	$109	$336	$445	$236	$733	$969
Commercial and other loans	2,324	(1,919)	405	4,482	(3,228)	1,254
Consumer loans	257	(1,109)	(852)	441	(1,621)	(1,180)
Short-term investments, federal funds sold and other	(41)	(93)	(134)	31	(216)	(185)
Taxable debt securities	976	(513)	463	1,546	(460)	1,086
Nontaxable debt securities	38	2	40	199	6	205
Corporate stocks and FHLB stock	100	(317)	(217)	161	(491)	(330)
Total interest income	3,763	(3,613)	150	7,096	(5,277)	1,819
Interest on interest-bearing liabilities:
NOW accounts	–	17	17	(3)	30	27
Money market accounts	199	(1,669)	(1,470)	499	(2,228)	(1,729)
Savings accounts	(68)	(375)	(443)	(162)	(559)	(721)
Time deposits	(596)	(1,475)	(2,071)	(827)	(1,795)	(2,622)
FHLB advances	2,943	(261)	2,682	5,175	(162)	5,013
Junior subordinated debentures	151	20	171	147	24	171
Other	(20)	6	(14)	162	(12)	150
Total interest expense	2,609	(3,737)	(1,128)	4,991	(4,702)	289
Net interest income	$1,154	$124	$1,278	$2,105	$(575)	$1,530

Provision and Allowance for Loan Losses
The Corporation’s loan loss provision charged to earnings amounted to $1.4 million and $1.85 million for the three and six months ended June 30, 2008, respectively, compared to $300 thousand and $600 thousand for the same periods in 2007.  The provision for loan losses was based on management’s assessment of various factors affecting the loan portfolio, including, among others, growth in the portfolio, ongoing evaluation of credit quality and general economic conditions.  Net charge-offs amounted to $161 thousand and $164 thousand for the quarter and first half of 2008, respectively, as compared to net charge-offs of $333 thousand and $167 thousand for the same periods in 2007.  The Corporation will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  The allowance for loan losses was $22.0 million, or 1.29% of total loans, at June 30, 2008, compared to $20.3 million, or 1.29% of total loans, at December 31, 2007, and $19.3 million, or 1.30% of total loans, at June 30, 2007.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  Total noninterest income amounted to $12.2 million and $23.2 million for the second quarter and first six months of 2008, respectively, up $1.0 million and $832 thousand from the same periods in 2007.  Excluding net gains and losses on securities, noninterest income for the second quarter and first half of 2008 was up by $389 thousand and $1.3 million, respectively from the same periods a year earlier.

The following table presents a noninterest income comparison for the three and six months ended June 30, 2008 and 2007:

(Dollars in thousands)	Three Months				Six Months
			$	%			$	%
Periods ended June 30	2008	2007	Chg	Chg	2008	2007	Chg	Chg
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$5,321	$5,252	$69	1%	$10,663	$10,290	$373	4%
Mutual fund fees	1,445	1,352	93	7%	2,786	2,614	172	7%
Financial planning, commissions and other service fees	884	889	(5)	(1%)	1,459	1,459	–	–%
Wealth management services	7,650	7,493	157	2%	14,908	14,363	545	4%
Service charges on deposit accounts	1,208	1,220	(12)	(1%)	2,368	2,345	23	1%
Merchant processing fees	1,914	1,829	85	5%	3,186	3,033	153	5%
Income from bank-owned life insurance	453	399	54	14%	900	790	110	14%
Net gains on loan sales and commissions
on loans originated for others	433	510	(77)	(15%)	924	774	150	19%
Other income	554	372	182	49%	1,015	730	285	39%
Subtotal	12,212	11,823	389	3%	23,301	22,035	1,266	6%
Net (losses) gains on securities	(53)	(700)	647	92%	(98)	336	(434)	(129%)
Total noninterest income	$12,159	$11,123	$1,036	9%	$23,203	$22,371	$832	4%

Wealth management revenues for the second quarter of 2008 were up $157 thousand, or 2%, from the second quarter of 2007.  Wealth management revenues for the six months ended June 30, 2008 increased by $545 thousand, or 4%, from the same period in 2007.  Revenue from wealth management services is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets.  Wealth management assets under administration totaled $3.924 billion at June 30, 2008, down $90.8 million, or 2%, from December 31, 2007 and up $55.9 million, or 1%, from June 30, 2007.  The decline in assets under administration in the first six months of 2008 was primarily due to lower valuations in the equity markets.

The following table presents the changes in wealth management assets under administration for the three and six month periods ended June 30, 2008 and 2007:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2008	2007	2008	2007
Balance at the beginning of period	$3,878,746	$3,715,987	$4,014,352	$3,609,180
Net market appreciation (depreciation) and income	10,420	113,656	(191,495)	161,725
Net customer cash flows	34,429	38,031	100,738	96,769
Balance at the end of period	$3,923,595	$3,867,674	$3,923,595	$3,867,674

We originate residential mortgage loans for sale in the secondary market and also originate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  In addition, from time to time we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors.  Net gains on loan sales and commissions on loans originated for others totaled $433 thousand for the second quarter 2008, down by 15% from the same quarter in 2007, primarily due to lower gains on sales of SBA loans.  For the first half of 2008, net gains on loan sales and commissions on loans originated for others amounted to $924 thousand, up by 19% from the same period in 2007, mainly due to higher gains on sales of residential mortgage loans.  In the first quarter of 2008 gains of $80 thousand were recognized from the sale of $17.9 million in residential portfolio loans.  We do not have a practice of selling loans from portfolio and we have not sold any packages of loans from our portfolio in many years.  These portfolio loans were sold for interest rate risk and balance sheet management purposes.

Other income consists of mortgage servicing fees, changes in fair value of certain interest rate swap contracts, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit and other fees.  Other income during the three and six months ended June 30, 2008 increased 49% and 39%, respectively, from the same periods a year earlier.  The year to date increase in other income was largely due to certain interest rate swap contracts

Washington Trust executed to help commercial loan borrowers manage their interest rate risk.  See additional discussion in Note 9 to the Consolidated Financial Statements.

For the quarters ended June 30, 2008 and 2007 net losses on securities amounted to $53 thousand and $700 thousand, respectively.  Included in the second quarter 2008 net losses of $53 thousand were impairment charges of $1.1 million recognized on three preferred stock holdings and realized gains of $1.1 million on sales of equity securities.  Net losses on securities for the second quarter of 2007 included approximately $1.3 million of net losses on sales of certain U.S. Government sponsored agency and mortgage-backed securities, $195 thousand of gains from certain debt and equity securities that were called prior to their maturity by the issuers, and $397 thousand of gains resulting from the Corporation’s annual contribution of appreciated equity securities to the Corporation’s charitable foundation.  For the six months ended June 30, 2008, net losses on securities amounted to $98 thousand, compared to net gains of $336 thousand for the same period in 2007.  On a year to date basis in 2008, Washington Trust has recognized $2.0 million in impairment charges on four preferred stock holdings and realized gains of on sales of securities of $1.9 million.

Noninterest Expense
Noninterest expenses amounted to $18.1 million for the second quarter of 2008, up $294 thousand from the same quarter a year ago.  Included in noninterest expenses in the second quarter of 2007 was $520 thousand representing the cost of the Corporation’s contribution of appreciated equity securities to its charitable foundation.  Washington Trust expects to make its annual contribution to the foundation later this year.  For the six months ended June 30, 2008, noninterest expenses totaled $35.2 million, up $327 thousand, or 1%, from the same period in 2007.  Excluding first quarter 2007 debt prepayment penalties and the second quarter 2007 charitable contribution, noninterest expenses for the first six months of 2008 increased $1.9 million, or 6%, from the same period in 2007.  Approximately 40% of the 2008 increase, on this basis, represents costs attributable to our wealth management business, an increase in FDIC deposit insurance costs and operating expenses related to a de novo branch opened in June 2007.

The following table presents a noninterest expense comparison for the three and six months ended June 30, 2008 and 2007:

(Dollars in thousands)	Three Months				Six Months
			$	%			$	%
Periods ended June 30	2008	2007	Chg	Chg	2008	2007	Chg	Chg
Noninterest expense:
Salaries and employee benefits	$10,411	$10,285	$126	1%	$20,754	$20,097	$657	3%
Net occupancy	1,064	1,038	26	3%	2,202	2,055	147	7%
Equipment	977	861	116	13%	1,921	1,693	228	13%
Merchant processing costs	1,598	1,558	40	3%	2,666	2,577	89	3%
Outsourced services	742	535	207	39%	1,378	1,054	324	31%
Advertising and promotion	467	572	(105)	(18%)	853	1,001	(148)	(15%)
Legal, audit and professional fees	430	404	26	6%	973	854	119	14%
Amortization of intangibles	326	348	(22)	(6%)	652	716	(64)	(9%)
Debt prepayment penalties	–	–	–	–	–	1,067	(1,067)	(100%)
Other	2,039	2,159	(120)	(6%)	3,797	3,755	42	1%
Total noninterest expense	$18,054	$17,760	$294	2%	$35,196	$34,869	$327	1%

Salaries and employee benefit expense, the largest component of noninterest expense, totaled $10.4 million and $20.8 million, respectively, for the three and six months ended June 30, 2008, up $126 thousand and $657 thousand, respectively, from the same periods a year ago.  Approximately 49% of the year to date increase in 2008 represented costs attributable to our wealth management business and to a de novo branch opened in June 2007.

For the three and six months ended June 30, 2008, equipment expense increased 13% compared to the same periods a year earlier.  The increase reflected additional investments in technology and other equipment.

Outsourced services for the three and six months ended June 30, 2008 increased 39% and 31%, respectively, from the comparable period in 2007 due largely to higher third party vendor costs.  Approximately 54% of the year to date increase was attributable to higher outsourced services expenses for our wealth management business.

Advertising and promotion expense for the three and six months ended June 30, 2008 decreased by 18% and 15%, respectively, from the same periods in 2007 due to timing of promotions.

Legal, audit and professional fees for the six months ended June 30, 2008 increased $119 thousand or 14% from the same period last year including costs associated with the issuance of the junior subordinated debentures (see Note 7) and other matters.

Debt prepayment penalties expense, resulting from the first quarter 2007 prepayment of $26.5 million in higher cost FHLB advances, amounted to $1.1 million.  There have been no repayment penalty charges recognized in 2008.

Included in other noninterest expenses in the second quarter of 2007 was $520 thousand representing the cost of the Corporation’s contribution of appreciated equity securities to its charitable foundation.  Washington Trust expects to make its annual contribution to the foundation later this year.  The increase in other noninterest expenses, excluding the second quarter 2007 charitable contribution, was largely due to an increase in FDIC deposit insurance costs.

Income Taxes
Income tax expense amounted to $2.8 million and $5.5 million, respectively, for the three and six months ended June 30, 2008, as compared to $2.5 million and $5.2 million, respectively, for the same periods in 2007.  The Corporation’s effective tax rate for the three and six months ended June 30, 2008 was 31.6% and 31.7%, respectively, as compared to 31.4% for each of the same periods last year.  These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from bank owned life insurance.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions.  A portion of the Corporation’s taxable income is subject to Massachusetts income tax.  The rate will be reduced from the current rate of 10.5% to 10.0% for 2010, 9.5% for 2011 and 9.0% for 2012 and thereafter.  Washington Trust continues to analyze the impact of this law and, as a result of revaluing its net deferred tax liability applicable to Massachusetts, estimates the impact to be a reduction of tax expense of approximately $115 thousand.  This benefit is expected to be recognized in the third quarter of 2008.

Financial Condition
Summary
Total assets amounted to $2.7 billion at June 30, 2008, up $193.0 million from December 31, 2007, with total loans increasing by $132.0 million and the investment securities portfolio increasing by $38.3 million.  Total liabilities were up $193.1 million during the six months ended June 30, 2008, with FHLB advances increasing by $228.9 million and total deposits decreasing by $36.7 million.  Shareholders’ equity totaled $186.4 million at June 30, 2008, compared to $186.5 million at December 31, 2007.  See additional discussion under the caption “Liquidity and Capital Resources” and Note 11 to the Consolidated Financial Statements regarding the adoption of the measurement date provisions of SFAS No. 158 and the resulting impact on shareholders’ equity.

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

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.  As of June 30, 2008, our Level 3 financial instruments consist primarily of two available for sale trust preferred CDO securities, which were not actively traded.  To determine their fair values, Washington Trust utilized third party pricing models and discounted cash flow methodologies.  Their fair values were reviewed against similar securities that were more actively traded in order to assess the reasonableness of the fair values.  Our fair values assumed liquidation in an orderly market and not under distressed circumstances.  If Washington Trust was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their fair values.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.  At June 30, 2008 the investment securities portfolio totaled $790.1 million, up $38.3 million from December 31, 2007.  This increase includes an increase of $60.9 million in mortgage-backed securities during the second quarter of 2008.  At June 30, 2008, the fair value of mortgage-backed securities amounted to $586.1 million.  All of the Corporation’s mortgage-backed securities are issued by U.S. Government or U.S. Government-sponsored agencies.

The net unrealized losses on securities available for sale amounted to $9.9 million at June 30, 2008 compared to net unrealized gains on securities available for sale of $1.2 million at December 31, 2007.  Included in these net amounts were gross unrealized losses amounting to $15.2 million and $8.2 million at June 30, 2008 and December 31, 2007, respectively.  The increase in net unrealized losses in the first half of 2008 was primarily due to spread widening on many types of investment securities as a result of investor concerns about liquidity and credit weakness in the financial markets.

Approximately 53% of the net unrealized losses on debt securities at June 30, 2008 was concentrated in variable rate trust preferred securities issued by financial services companies.  The following is supplemental information on the trust preferred securities as well as other information concerning the securities portfolio:

(Dollars in thousands)
	Credit	Amortized	Unrealized		Fair
June 30, 2008	Rating	Cost	Gains	Losses	Value
Trust preferred securities
Collateralized debt obligations	A	$7,479	$–	$(1,744)	$5,735
Individual name issuers (1):	AA	15,411	–	(3,128)	12,283
	A	13,188	–	(2,441)	10,747
	BBB	1,907	–	(314)	1,593
Total trust preferred securities		$37,985	$–	$(7,627)	$30,358

Corporate bonds	BBB	$1,746	$–	$(13)	$1,733

(1)
We own various series of trust preferred securities issued by seven corporate financial institutions.  The following amounts represent the percentages greater than 10% of the total estimated fair value of trust preferred securities holdings for individual name issuers, including, where applicable, the impact of mergers and acquisitions of issuers subsequent to original purchase:  25%, 15%, 13% and 11%.

(Dollars in thousands)
	Amortized	Unrealized		Fair
June 30, 2008	Cost	Gains	Losses	Value
Common and preferred stocks
Common stock	$1,458	$337	$(270)	$1,525
Perpetual preferred stock:
FNMA preferred stock	713	–	(11)	702
FHLMC preferred stock	358	–	(23)	335
Other preferred (financials)	4,064	–	(365)	3,699
Other preferred (utilities)	1,000	–	(113)	887
Total preferred	6,135	–	(512)	5,623
Total common and preferred stocks	$7,593	$337	$(782)	$7,148

The Corporation recorded impairment charges to earnings for equity securities deemed to be other-than-temporarily impaired in the amounts shown in the following table:

(Dollars in thousands)
	Three	Six
Periods ended June 30, 2008	Months	Months
FNMA and FHLMC preferred stock	$430	$430
Other preferred (financials)	719	1,577
Total	$1,149	$2,007

See Note 3 to the Consolidated Financial Statements for additional discussion on securities.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances.  As of June 30, 2008 and December 31, 2007, the Corporation’s investment in FHLB stock totaled $42.0 million and $31.7 million, respectively.

Loans
We originate residential mortgage loans within our general market area of southern New England for portfolio and for sale in the secondary market.  The majority of loans sold are sold with servicing released.  From time to time we purchase one to four family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for our self-originated loans.  The following is a geographic summary of residential mortgages by property location as of June 30, 2008.

(Dollars in thousands)	Balance	% of Total
Rhode Island, Connecticut, Massachusetts	$526,937	86.6%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	30,030	4.9%
Ohio, Michigan	21,615	3.6%
California, Washington, Oregon	16,576	2.7%
Colorado, Texas, New Mexico, Utah	8,218	1.4%
Georgia	2,550	0.4%
New Hampshire, Vermont	1,871	0.3%
Other	554	0.1%
Total	$608,351	100.0%

The consumer portfolio is predominantly home equity lines and home equity loans.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

The commercial loan portfolio consists of commercial mortgages, construction and development (together, “commercial real estate”) and other commercial loans.  Approximately 94% of our commercial real estate loans are located in Rhode Island, Massachusetts and Connecticut.  The remaining 6% is located in New York, Pennsylvania, Maine and New Hampshire.  Other commercial loans are largely collateralized and in many cases the collateral consists of real estate occupied by the business as well as other business assets.

Total loans grew by $132.0 million, or 8.4%, during the first six months of 2008 and amounted to $1.7 billion at June 30, 2008.  Commercial loans rose by $68.7 million, or 9.5%, in the second quarter of 2008, representing the seventh consecutive quarter of growth.  Commercial loans have increased by $114.7 million, or 16.9%, in the first six months of 2008.  Residential loans increased by $30.5 million, or 5.3%, in the second quarter of 2008, including purchases of $30.8 million.  On a year to date basis, residential loans increased by $8.7 million, or 1.4%.  In the first quarter of 2008, Washington Trust sold $17.9 million in residential portfolio loans for interest rate risk and balance sheet management purposes, which resulted in a gain on sale of $80 thousand.  We do not have a practice of selling loans from portfolio and we have not sold any packages of loans from our portfolio in many years.  Consumer loans increased by $7.9 million, or 2.7%, in the second quarter of 2008 and by $8.6 million, or 2.9%, in the first six months of 2008.

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

The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses and carrying amount of other real estate owned.  Such agencies may require the financial institution to recognize additions to the allowances for loan losses based on their judgments about information available to them at the time of their examination.

At June 30, 2008, the allowance for loan losses was $22.0 million, or 1.29% of total loans, and 355% of total nonaccrual loans.  This compares with an allowance of $20.3 million, or 1.29% of total loans, and 471% of nonaccrual loans at December 31, 2007.  Net charge-offs amounted to $161 thousand and $164 thousand, respectively, for the quarter and first six months of 2008, as compared to net charge-offs of $333 thousand and $167 thousand for the same periods in 2007.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned.  Nonperforming assets are summarized in the following table:

(Dollars in thousands)	June 30,	December 31,
	2008	2007
Nonaccrual loans 90 days or more past due	$4,033	$2,490
Nonaccrual loans less than 90 days past due	2,148	1,814
Total nonaccrual loans	6,181	4,304
Other real estate owned, net	–	–
Total nonperforming assets	$6,181	$4,304
Nonaccrual loans as a percentage of total loans	0.36%	0.27%
Nonperforming assets as a percentage of total assets	0.23%	0.17%
Allowance for loan losses to nonaccrual loans	355.33%	471.12%
Allowance for loan losses to total loans	1.29%	1.29%

The following is an analysis of nonaccrual loans by loan category.

(Dollars in thousands)	June 30,	December 31,
	2008	2007
Residential real estate	$1,072	$1,158
Commercial:
Mortgages	1,991	1,094
Construction and development	–	–
Other	2,948	1,781
Consumer	170	271
Total nonaccrual loans	$6,181	$4,304

The increase in nonaccrual loans was largely due to 5 commercial loan relationships, totaling $1.6 million at June 30, 2008, moving into the non-accruing loan classification.  There were no accruing loans 90 days or more past due at June 30, 2008 or December 31, 2007.

At June 30, 2008, the Corporation had one restructured nonaccrual loan with a balance of $13 thousand and three restructured accruing loans totaling $1.9 million.  At December 31, 2007, there were no restructured nonaccrual loans and one restructured accruing loan with a balance of $1.7 million.

Impaired loans consist of all nonaccrual commercial loans and loans restructured in a troubled debt restructuring.  At June 30, 2008, the recorded investment in impaired loans was $6.9 million, which had a related loan loss allowance of $414 thousand based on management’s evaluation of applicable collateral or expected cash flows.  Also during the six months ended June 30, 2008, interest income recognized on impaired loans amounted to approximately $152 thousand.

The following is an analysis of past due loans by loan category.

(Dollars in thousands)	June 30,	December 31,
	2008	2007
Loans 30–59 Days Past Due
Commercial categories	$6,682	$1,450
Residential mortgages	1,624	1,620
Consumer loans	476	73
Loans 30–59 days past due	$8,782	$3,143
Loans 60–89 Days Past Due
Commercial categories	$2,091	$1,313
Residential mortgages	1	39
Consumer loans	87	38
Loans 60-89 days past due	$2,179	$1,390
Loans 90 Days or more Past Due
Commercial categories	$3,625	$1,963
Residential mortgages	408	441
Consumer loans	–	86
Loans 90 days or more past due	$4,033	$2,490
Total Past Due Loans
Commercial categories	$12,398	$4,726
Residential mortgages	2,033	2,100
Consumer loans	563	197
Total past due loans	$14,994	$7,023

Total 30 day+ delinquencies amounted to $15.0 million, or 0.88% of total loans, at June 30, 2008, up $8.0 million in the first six months of 2008.  The largest increase was in the commercial loan category, which rose by $7.7 million in the first six months of 2008.  Included in this increase was one commercial mortgage relationship of $3.5 million.

Washington Trust has never offered a subprime residential loan program.  Total residential mortgage and consumer loan 30 day+ delinquencies increased modestly in the first half of 2008 to $2.6 million, or 0.29% of these loans, at June 30, 2008, compared to $2.3 million, or 0.26%, at December 31, 2007.  Total 90 day+ delinquencies in the residential mortgage portfolio amounted to $408 thousand (two loans) at June 30, 2008.  There were no consumer loans in the 90 day+ delinquency category at June 30, 2008.  Total nonaccrual loans, which include the 90 day+ delinquencies, amounted to $1.1 million and $170 thousand in the residential mortgage and consumer loan categories, respectively, at June 30, 2008.

The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that are performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the disclosure of nonaccrual or restructured loans above.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $7.1 million in potential problem loans at June 30, 2008, as compared to $8.1 million at December 31, 2007.  Approximately 95% of the potential problem loans at June 30, 2008 consisted of 5 commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  The Corporation’s loan policy provides guidelines for the review and monitoring of such loans in order to facilitate collection.

Deposits
Deposits totaled $1.6 billion at June 30, 2008, down $36.7 million in the first six months of 2008.  Excluding brokered certificates of deposit, in-market deposits fell by $20.6 million, or 1.4%, from the balance at December 31, 2007.  Runoff occurred in money market and time deposits, while demand deposits and NOW account balances rose by $18.1 million in the first half of 2008.  In general, deposit gathering continues to be extremely competitive.

Demand deposits increased $12.3 million, or 7%, in the first half of 2008 and totaled $187.9 million at June 30, 2008.

NOW account balances were up by $5.8 million, or 4%, in the first half of 2008 and totaled $170.7 million at June 30, 2008.

Money market account balances amounted to $305.9 million at June 30, 2008, down by $15.7 million, or 5%.

During the first half of 2008, savings deposits increased by $1.2 million, or 1%.

Time deposits (including brokered certificates of deposit) were down $40.2 million, or 5%, from the balance at December 31, 2007.  The Corporation utilizes brokered time deposits as part of its overall funding program along with other sources.  Brokered time deposits amounted to $113.7 million at June 30, 2008, down $16.1 million, or 12%, from December 31, 2007.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy.  FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLB advances increased $228.9 million during the six months ended June 30, 2008.

During the first quarter of 2008, the Corporation paid approximately $8.1 million, representing the 2007 earn-out payment pursuant to the Stock Purchase Agreement for the August 2005 acquisition of Weston Financial.  This deferred acquisition obligation had previously been recognized as a liability in 2007 and was classified in other borrowings at December 31, 2007.

See Note 7 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits.  Deposits (demand, NOW, money market, savings and time deposits) funded approximately 62% of total average assets in the first half of 2008.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during the first half of 2008.

For the six months ended June 30, 2008, net cash provided by financing activities amounted to $199.8 million.  Increases in FHLB advances of $228.9 million and the issuance of junior subordinated debentures of $10.3 million were offset in part by decreases in deposits.  See additional disclosure regarding the issuance of junior subordinated debentures in Note 7 to the Consolidated Financial Statements.  Net cash used in investing activities totaled $205.0 million for the six months ended June 30, 2008 and was used mainly to fund loan growth and purchases of loans and securities.  During the first quarter of 2008, the Corporation received $18.0 million in proceeds on the sale of certain residential mortgage loans from its loan portfolio.  See additional discussion under the caption “Loans” in the section labeled Financial Condition.  Also in the first quarter of 2008, the Corporation paid $8.1 million in deferred acquisition obligations.  Net cash provided by operating activities amounted to $10.9 million for the six months ended June 30, 2008, and was generated primarily by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $186.4 million at June 30, 2008, compared to $186.5 million at December 31, 2007.  The slight decrease reflects the Corporation’s net income of $11.9 million offset by dividends declared of $5.5 million and a $7.3 million increase in accumulated other comprehensive loss.  The dividend represented a $0.21 per share dividend, an increase from the $0.20 per share rate paid in the first quarter of 2008, making 2008 the sixteenth consecutive year with a dividend increase.  The increase in accumulated other comprehensive loss was primarily due to increases in net unrealized losses on securities available for sale.  Also in 2008, the Corporation adopted the required measurement date provisions of SFAS No. 158.  The effect of this accounting change was a net reduction to equity of $426 thousand.  See Note 11 to the Consolidated Financial Statements for additional information regarding the adoption of the measurement date provisions of SFAS No. 158.

Under the Corporation’s 2006 Stock Repurchase Plan, no shares were repurchased during the six months ended June 30, 2008.  As of June 30, 2008, a cumulative total of 185,400 shares have been repurchased at a total cost of $4.8 million under the 2006 Stock Repurchase Plan.

The ratio of total equity to total assets amounted to 6.8% at June 30, 2008, down from 7.3% at December 31, 2007.  Book value per share as of June 30, 2008 and December 31, 2007 amounted to $13.91 and $13.97, respectively.  The tangible book value per share was $9.34 at June 30, 2008, compared to $9.33 at the end of 2007.

The Corporation is subject to various regulatory capital requirements.  As of June 30, 2008, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at June 30, 2008.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$845,291	$264,994	$243,680	$202,937	$133,680
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	4,401	1,196	1,549	715	941
Software licensing arrangements	1,688	765	844	79	–
Treasury, tax and loan demand note	4,668	4,668	–	–	–
Deferred acquisition obligations	1,946	1,946	–	–	–
Other borrowed funds	19,870	30	65	19,576	199
Total contractual obligations	$910,855	$273,599	$246,138	$223,307	$167,811

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$163,584	$105,224	$30,878	$17,025	$10,457
Home equity lines	180,322	25	9,620	334	170,343
Other loans	22,765	21,482	683	600	–
Standby letters of credit	8,111	1,472	–	6,639	–
Forward loan commitments to:
Originate loans	3,279	3,279	–	–	–
Sell loans	6,012	6,012	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	14,115	–	–	–	14,115
Mirror swaps with counterparties	14,115	–	–	–	14,115
Interest rate risk management contract:
Interest rate swap	10,000	–	–	10,000	–
Total commitments	$422,303	$137,494	$41,181	$34,598	$209,030

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2008 and December 31, 2007, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than

10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of June 30, 2008 and December 31, 2007.  Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2008		December 31, 2007
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-1.06%	-2.57%	-1.77%	-2.24%
100 basis point rate increase	0.16%	-0.76%	-1.41%	-3.62%
200 basis point rate increase	0.98%	-1.21%	-1.13%	-6.11%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2008 and December 31, 2007 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and government-sponsored agency securities (noncallable)	$2,078	$(3,847)
U.S. government-sponsored agency securities (callable)	81	(159)
States and political subdivision	5,266	(12,055)
Mortgage-backed securities issued by U.S. government
and government-sponsored agencies	13,142	(41,247)
Corporate securities	(781)	1,272
Total change in market value as of June 30, 2008	$19,786	$(56,036)

Total change in market value as of December 31, 2007	$15,459	$(46,812)

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

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended June 30, 2008.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended June 30, 2008 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the 2006 Stock Repurchase Plan, the Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), the 1997 Equity Incentive Plan, as amended (the “1997 Plan”), and the 2003 Stock Incentive Plan, as amended (the “2003 Plan”).

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				N/A
4/1/2008 to 4/30/2008	–	–	–	N/A
5/1/2008 to 5/31/2008	–	–	–	N/A
6/1/2008 to 6/30/2008	–	–	–	N/A
Total Deferred Compensation Plan	–	–	–	N/A

2006 Stock Repurchase Plan (2)
Balance at beginning of period				214,600
4/1/2008 to 4/30/2008	–	–	–	214,600
5/1/2008 to 5/31/2008	–	–	–	214,600
6/1/2008 to 6/30/2008	–	–	–	214,600
Total 2006 Stock Repurchase Plan	–	–	–	214,600

Other (3)
Balance at beginning of period				N/A
4/1/2008 to 4/30/2008	–	–	–	N/A
5/1/2008 to 5/31/2008	–	–	–	N/A
6/1/2008 to 6/30/2008	820	15.70	820	N/A
Total Other	820	$15.70	820	N/A
Total Purchases of Equity Securities	820	$15.70	820

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

(3)
Pursuant to the Corporation’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options.  While required to be reported in this table, such transactions are not reported as share repurchases in the Corporation’s Consolidated Financial Statements.  The Corporation’s share-based compensation plans (the 1988 Plan, the 1997 Plan and the 2003 Plan) have expiration dates of December 31, 2007, April 29, 2017 and February 20, 2023, respectively.

Item 4. Submission of Matters to a Vote of Security Holders
(a)
The Annual Meeting of Shareholders was held on April 22, 2008.  On the record date of February 25, 2008 there were 13,386,835 shares issued, outstanding and eligible to vote, of which 12,021,978 shares, or 89.8%, were represented at the Annual Meeting either in person or by proxy.

(b)	The results of matters voted upon are presented below:
i.
Election of Directors to Serve Until 2011 Annual Meeting:  Gary P. Bennett, Larry J. Hirsh, Esq., Mary E. Kennard, Esq., H. Douglas Randall III, and John F. Treanor were nominated and duly elected to hold office as Directors of Washington Trust Bancorp, Inc., each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person’s name as follows:

	Term	Votes In Favor	Votes Withheld
Gary P. Bennett	3 years	10,506,306	1,515,670
Larry J. Hirsh, Esq.	3 years	10,539,526	1,482,450
Mary E. Kennard, Esq.	3 years	9,666,077	2,355,900
H. Douglas Randall III	3 years	10,551,820	1,470,157
John F. Treanor	3 years	10,541,563	1,480,414

The following additional persons continued as Directors of Washington Trust Bancorp, Inc. following the Annual Meeting:

Steven J. Crandall
Barry G. Hittner, Esq
Katherine W. Hoxsie
Edward M. Mazze, Ph.D.
Kathleen McKeough
Vicotr J. Orsinger II, Esq.
Patrick J. Shanahan, Jr.
Neil H. Thorpe
John C. Warren

ii.
A proposal for the ratification of KPMG LLP to serve as independent registered public accounting firm of the Corporation for the current fiscal year ending December 31, 2008 was passed by a vote of 11,921,754 shares in favor, 88,399 shares against, with 11,824 abstentions and broker non-votes.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1
Amended and Restated Declaration of Trust of Washington Preferred Capital Trust dated April 7, 2008, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as sponsor, and the Administrators listed therein - Filed as Exhibit 10.1 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008.

10.2
Indenture dated as of April 7, 2008, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee - Filed as Exhibit 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008.

10.3
Guarantee Agreement dated April 7, 2008, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company - Filed as Exhibit 10.3 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008.

10.4
Certificate Evidencing Floating Rate Capital Securities of Washington Preferred Capital Trust dated April 7, 2008 - Filed as Exhibit 10.4 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008.

10.5
Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated April 7, 2008 - Filed as Exhibit 10.5 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008.

10.6	Form of Deferred Stock Unit Award Agreement — Filed herewith. (2)
15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (1)

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.
(2)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: August 8, 2008	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 8, 2008	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1
Amended and Restated Declaration of Trust of Washington Preferred Capital Trust dated April 7, 2008, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as sponsor, and the Administrators listed therein - Filed as Exhibit 10.1 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008.

10.2
Indenture dated as of April 7, 2008, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee - Filed as Exhibit 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008.

10.3
Guarantee Agreement dated April 7, 2008, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company - Filed as Exhibit 10.3 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008.

10.4
Certificate Evidencing Floating Rate Capital Securities of Washington Preferred Capital Trust dated April 7, 2008 - Filed as Exhibit 10.4 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008.

10.5
Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated April 7, 2008 - Filed as Exhibit 10.5 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008.

10.6	Form of Deferred Stock Unit Award Agreement — Filed herewith. (2)
15.1	Letter re: Unaudited Interim Financial Information - Filed herewith.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (1)

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.
(2)	Management contract or compensatory plan or arrangement.