Form 10-Q
period 2008-09-30
WASHINGTON TRUST BANCORP INC
filed 2008-11-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2008 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  000-13091

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐ Yes          ☐ No

The number of shares of common stock of the registrant outstanding as of October 31, 2008 was 15,934,475.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended September 30, 2008

Page
Number

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
September 30, 2008 and December 31, 2007	3

Consolidated Statements of Income
Three and Nine Months Ended September 30, 2008 and 2007	4

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2008 and 2007	5

Condensed Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	47

Item 4. Controls and Procedures	47

PART II. Other Information

Item 1. Legal Proceedings	48

Item 1A. Risk Factors	48

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	49

Item 6. Exhibits	50

Signatures	51

Exhibit 10.1 First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS	Unaudited
	September 30,	December 31,
	2008	2007
Assets:
Cash and noninterest-bearing balances due from banks	$27,099	$30,817
Interest-bearing balances due from banks	588	1,973
Federal funds sold and securities purchased under resale agreements	21,857	7,600
Other short-term investments	864	722
Mortgage loans held for sale	1,073	1,981
Securities available for sale, at fair value;
amortized cost $771,537 in 2008 and $750,583 in 2007	753,456	751,778
Federal Home Loan Bank stock, at cost	42,008	31,725
Loans:
Commercial and other	841,838	680,266
Residential real estate	618,329	599,671
Consumer	308,874	293,715
Total loans	1,769,041	1,573,652
Less allowance for loan losses	22,631	20,277
Net loans	1,746,410	1,553,375
Premises and equipment, net	24,314	25,420
Accrued interest receivable	10,980	11,427
Investment in bank-owned life insurance	42,714	41,363
Goodwill	56,117	50,479
Identifiable intangible assets, net	10,461	11,433
Other assets	29,941	19,847
Total assets	$2,767,882	$2,539,940
Liabilities:
Deposits:
Demand deposits	$187,839	$175,542
NOW accounts	164,829	164,944
Money market accounts	298,106	321,600
Savings accounts	171,856	176,278
Time deposits	914,621	807,841
Total deposits	1,737,251	1,646,205
Dividends payable	2,824	2,677
Federal Home Loan Bank advances	747,430	616,417
Junior subordinated debentures	32,991	22,681
Other borrowings	30,439	32,560
Accrued expenses and other liabilities	32,185	32,887
Total liabilities	2,583,120	2,353,427
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 13,518,868 shares in 2008 and 13,492,110 shares in 2007	845	843
Paid-in capital	35,184	34,874
Retained earnings	163,809	154,647
Accumulated other comprehensive loss	(12,570)	(239)
Treasury stock, at cost; 95,635 shares in 2008 and 137,652 shares in 2007	(2,506)	(3,612)
Total shareholders’ equity	184,762	186,513
Total liabilities and shareholders’ equity	$2,767,882	$2,539,940

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)
	Unaudited
	Three Months		Nine Months
Periods ended September 30,	2008	2007	2008	2007
Interest income:
Interest and fees on loans	$25,520	$25,032	$74,896	$73,380
Interest on securities:
Taxable	8,504	7,565	25,222	23,196
Nontaxable	778	781	2,344	2,208
Dividends on corporate stock and Federal Home Loan Bank stock	407	669	1,516	2,072
Other interest income	128	275	318	650
Total interest income	35,337	34,322	104,296	101,506
Interest expense:
Deposits	9,884	13,140	31,031	39,332
Federal Home Loan Bank advances	8,011	5,243	23,104	15,323
Junior subordinated debentures	524	338	1,371	1,014
Other interest expense	274	291	863	730
Total interest expense	18,693	19,012	56,369	56,399
Net interest income	16,644	15,310	47,927	45,107
Provision for loan losses	1,100	300	2,950	900
Net interest income after provision for loan losses	15,544	15,010	44,977	44,207
Noninterest income:
Wealth management services:
Trust and investment advisory fees	5,238	5,336	15,901	15,626
Mutual fund fees	1,383	1,386	4,169	4,000
Financial planning, commissions and other service fees	570	456	2,029	1,915
Wealth management services	7,191	7,178	22,099	21,541
Service charges on deposit accounts	1,215	1,214	3,583	3,559
Merchant processing fees	2,221	2,252	5,407	5,285
Income from bank-owned life insurance	452	376	1,352	1,166
Net gains on loan sales and commissions on loans originated for others	239	431	1,163	1,205
Net gains on securities	–	–	1,909	336
Losses on write-downs of investments to fair value	(982)	–	(2,989)	–
Other income	254	399	1,269	1,129
Total noninterest income	10,590	11,850	33,793	34,221
Noninterest expense:
Salaries and employee benefits	10,580	10,098	31,334	30,195
Net occupancy	1,123	1,021	3,325	3,076
Equipment	956	871	2,877	2,564
Merchant processing costs	1,857	1,916	4,523	4,493
Outsourced services	700	556	2,078	1,610
Advertising and promotion	376	466	1,229	1,467
Legal, audit and professional fees	626	444	1,599	1,298
Amortization of intangibles	320	341	972	1,057
Debt prepayment penalties	–	–	–	1,067
Other expenses	1,933	1,599	5,730	5,354
Total noninterest expense	18,471	17,312	53,667	52,181
Income before income taxes	7,663	9,548	25,103	26,247
Income tax expense	1,623	2,992	7,152	8,234
Net income	$6,040	$6,556	$17,951	$18,013

Weighted average shares outstanding – basic	13,409.5	13,323.6	13,383.0	13,358.1
Weighted average shares outstanding – diluted	13,588.3	13,564.1	13,564.5	13,612.7
Per share information:
Basic earnings per share	$0.45	$0.49	$1.34	$1.35
Diluted earnings per share	$0.44	$0.48	$1.32	$1.32
Cash dividends declared per share	$0.21	$0.20	$0.62	$0.60
The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS
		Unaudited
	Nine months ended September 30,	2008	2007
	Cash flows from operating activities:
	Net income	$17,951	$18,013
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	2,950	900
	Depreciation of premises and equipment	2,275	2,209
	(Gain) loss on disposal/sale of premises and equipment	(41)	23
	Net amortization of premium and discount	692	466
	Amortization of intangibles	972	1,057
	Share-based compensation	407	427
	Non-cash charitable contribution	–	520
	Earnings from bank-owned life insurance	(1,352)	(1,166)
	Net gains on loan sales	(1,163)	(1,205)
	Net gains on securities	(1,909)	(336)
	Losses on write-downs of investments to fair value	2,989
	Proceeds from sales of loans	47,396	47,313
	Loans originated for sale	(45,747)	(46,496)
	Decrease (increase) in accrued interest receivable, excluding purchased interest	644	(731)
	Increase in other assets	(2,469)	(1,211)
	(Decrease) increase in accrued expenses and other liabilities	(1,243)	533
	Other, net	(6)	(3)
	Net cash provided by operating activities	22,346	20,313
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(170,332)	(143,774)
	Other investment securities available for sale	(1,025)	(39,290)
	Other investment securities held to maturity	–	(12,882)
Proceeds from sale of:	Mortgage-backed securities available for sale	–	47,938
	Other investment securities available for sale	64,321	10,160
	Mortgage-backed securities held for sale	–	38,501
	Other investment securities held to maturity	–	21,698
Maturities and principal payments of:	Mortgage-backed securities available for sale	70,434	50,042
	Other investment securities available for sale	13,976	14,957
	Mortgage-backed securities held to maturity	–	3,191
	Other investment securities held to maturity	–	20,490
	Purchase of Federal Home Loan Bank stock	(10,283)	–
	Net increase in loans	(167,605)	(48,704)
	Proceeds from sale of loans	18,047	–
	Purchases of loans, including purchased interest	(46,324)	(5,841)
	Proceeds from sale of premises and equipment, net of selling costs	1,433	–
	Purchases of premises and equipment	(2,561)	(3,715)
	Equity investment in capital trusts	(310)	–
	Payment of deferred acquisition obligation	(8,065)	(6,720)
	Net cash used in investing activities	(238,294)	(53,949)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Unaudited
Nine months ended September 30,	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	91,046	(22,110)
Net increase in other borrowings	305	22,518
Proceeds from Federal Home Loan Bank advances	795,421	532,463
Repayment of Federal Home Loan Bank advances	(664,387)	(504,729)
Purchases of treasury stock, including deferred compensation plan activity	43	(5,211)
Net proceeds from the issuance of common stock under dividend reinvestment plan	596	–
Net proceeds from the exercise of stock options and issuance of other equity instruments	179	989
Tax benefit from stock option exercises and issuance of other equity instruments	199	723
Proceeds from the issuance of junior subordinated debentures, net of debt issuance costs	10,016	–
Cash dividends paid	(8,174)	(7,904)
Net cash provided by financing activities	225,244	16,739
Net increase (decrease) in cash and cash equivalents	9,296	(16,897)
Cash and cash equivalents at beginning of period	41,112	71,909
Cash and cash equivalents at end of period	$50,408	$55,012

Noncash Investing and Financing Activities:
Loans charged off	$818	$553
Increase to deferred acquisition obligation	5,638	5,921
Net transfers from loans to property acquired through foreclosure or repossession	113	−
Held to maturity securities transferred to available for sale	−	162,977
Supplemental Disclosures:
Interest payments	56,034	56,792
Income tax payments	10,427	8,965

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of September 30, 2008 and December 31, 2007, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in Washington Trust Bancorp, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2007.

(2) New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures of fair value measurements.  SFAS No. 157 applies to the accounting principles that currently use fair value measurement and does not require any new fair value measurements.  The expanded disclosures focus on the inputs used to measure fair value as well as the effect of the fair value measurements on earnings. SFAS No. 157 is effective as of the beginning of the first fiscal year beginning after November 15, 2007 and interim periods within that fiscal year.  The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Corporation’s financial position or results of operations.  The required disclosures about fair value measurements for financial assets and liabilities have been included in Note 10.  In accordance with FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” the effective date of SFAS No. 157 as it applies to nonfinancial assets, such as goodwill, and nonfinancial liabilities has been delayed to January 1, 2009.  The Corporation is currently evaluating the impact that the adoption of SFAS No. 157 for nonfinancial assets and liabilities will have on the Corporation’s financial position and results of operations.  On October 10, 2008, the FASB issued FASB Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset When the Market of That Asset Is Not Active,” to clarify the application of SFAS No. 157 in a market that is not active.  FASB Staff Position No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The Corporation complied with the guidance in FASB Staff Position No. 157-3 in determining the fair value of its securities at September 30, 2008.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

The SEC released Staff Accounting Bulletin (“SAB”) No. 109 in November 2007.  SAB No. 109 provides guidance on written loan commitments that are accounted for at fair value through earnings.  SAB No. 109 supersedes SAB No. 105, which provided guidance on derivative loan commitments pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Transactions” (“SFAS No 133”).  SAB No. 105 stated that in measuring the fair value of a derivative loan commitment it would be inappropriate to incorporate the expected net future cash flows related to the associated loan.  SAB No. 109, consistent with the guidance in SFAS No. 156 and SFAS No. 159, requires that expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounted for at fair value through earnings.  The guidance in SAB No. 109 is applied on a prospective basis to derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The adoption of SAB No. 109 did not have a material impact on the Corporation’s financial position or results of operations.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  SFAS No. 161 encourages but does not require comparative disclosures for earlier periods at initial adoption.  The Corporation will provide the additional disclosures necessary upon the adoption of SFAS No. 161.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  The current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS No. 162 to achieve that result.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Interim Auditing Standards AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB does not expect that SFAS No. 162 will result in a change in current practice.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3) Securities
Securities are summarized as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
September 30, 2008	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$76,013	$1,949	$ −	$77,962
Mortgage-backed securities issued by U.S.
government and government-sponsored agencies	568,495	2,385	(4,904)	565,976
States and political subdivisions	80,685	34	(4,091)	76,628
Trust preferred securities	37,985	−	(12,201)	25,784
Corporate bonds	1,748	−	(14)	1,734
Common stock	1,458	350	(36)	1,772
Perpetual preferred stocks	5,153	−	(1,553)	3,600
Total securities available for sale	$771,537	$4,718	$(22,799)	$753,456

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$136,721	$2,888	$(10)	$139,599
Mortgage-backed securities issued by U.S.
government and government-sponsored agencies	469,197	2,899	(2,708)	469,388
States and political subdivisions	80,634	499	(239)	80,894
Trust preferred securities	37,995	−	(3,541)	34,454
Corporate bonds	13,940	161	−	14,101
Common stocks	3,931	2,850	−	6,781
Perpetual preferred stocks	8,165	−	(1,604)	6,561
Total securities available for sale	$750,583	$9,297	$(8,102)	$751,778

Securities available for sale with a fair value of $667.8 million and $592.7 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at September 30, 2008 and December 31, 2007, respectively.  In addition, securities available for sale with a fair value of $7.4 million and $8.4 million were collateralized for the discount window at the Federal Reserve Bank at September 30, 2008 and December 31, 2007, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $8.8 million and $1.9 million were designated in rabbi trusts for nonqualified retirement plans at September 30, 2008 and December 31, 2007, respectively.  As of September 30, 2008 and December 31, 2007, securities available for sale with a fair value of $521 thousand and $532 thousand, respectively, were pledged as collateral to secure certain interest rate swap agreements.

During the nine months ended September 30, 2008, impairment charges of $3.0 million were recognized on equity security perpetual preferred stock holdings issued by FHLMC, FNMA and two other corporate issuers that were deemed to be other-than-temporarily impaired based on an analysis of the financial condition and operating outlook of the issuers.  These charges were reported in losses on write-downs of investments to fair value in the Consolidated Statements of Income for the nine months ended September 30, 2008.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes temporarily impaired securities as of September 30, 2008, segregated by length of time the securities have been in a continuous unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At September 30, 2008	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government and government-sponsored agencies	60	$254,991	$2,453	25	$62,950	$2,451	85	$317,941	$4,904
States and
political subdivisions	90	64,702	3,273	8	8,836	818	98	73,538	4,091
Trust preferred securities	–	–	–	13	25,784	12,201	13	25,784	12,201
Corporate bonds	1	1,734	14	–	–	–	1	1,734	14
Subtotal, debt securities	151	321,427	5,740	46	97,570	15,470	197	418,997	21,210
Common stock	2	1,341	36	–	–	–	2	1,341	36
Perpetual preferred stock	1	1,000	710	6	2,511	843	7	3,511	1,553
Subtotal, equity securities	3	2,341	746	6	2,511	843	9	4,852	1,589
Total temporarily
impaired securities	154	$323,768	$6,486	52	$100,081	$16,313	206	$423,849	$22,799

The following table summarizes temporarily impaired securities as of December 31, 2007, segregated by length of time the securities have been in a continuous unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2007	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored agencies	1	$6,996	$1	1	$3,990	$9	2	$10,986	$10
Mortgage-backed securities
issued by U.S. government and government-sponsored agencies	22	108,630	1,028	46	110,348	1,680	68	218,978	2,708
States and
political subdivisions	13	12,402	128	10	7,681	111	23	20,083	239
Trust preferred securities	8	23,167	2,769	5	11,287	772	13	34,454	3,541
Subtotal, debt securities	44	151,195	3,926	62	133,306	2,572	106	284,501	6,498
Perpetual preferred stock	5	5,258	1,495	4	1,304	233	9	6,562	1,728
Total temporarily
impaired securities	49	$156,453	$5,421	66	$134,610	$2,805	115	$291,063	$8,226

Unrealized losses on debt securities generally occur as a result of increases in interest rates since the time of purchase, a structural change in an investment or from deterioration in credit quality of the issuer.  Management evaluates impairments in value whether caused by adverse interest rates or credit movements to determine if they are other-than-temporary.

In accordance with applicable accounting literature, Washington Trust must, in addition to other criteria, demonstrate an ability and intent to hold temporarily impaired securities until full recovery of their cost basis to classify such losses as temporary.  Management uses both internal and external information sources to arrive at the most informed decision.  This quantitative and qualitative assessment begins with a review of general market conditions and changes to market conditions, credit, investment performance and structure since the prior review period.  The ability to hold temporarily impaired securities will involve a number of factors, including: forecasted recovery period based on average life and Washington Trust’s capital, earnings and cash flow positions, among other things. Washington Trust

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Debt securities in an unrealized loss position at September 30, 2008 consisted of 197 debt security holdings.  The majority of the loss for debt securities reported in an unrealized loss position at September 30, 2008 was concentrated in variable rate trust preferred securities issued by financial services companies and in U.S. agency or government-sponsored agency mortgage-backed securities.

Included in debt securities in an unrealized loss position at September 30, 2008 were 13 trust preferred security holdings.  These holdings represent seven individual name issuers in the financial industry, including, where applicable, the impact of mergers and acquisitions of issuers subsequent to original purchase, and two pooled trust preferred securities in the form of collateralized debt obligations.  The aggregate unrealized losses on the 13 trust preferred holdings amounted to $12.2 million, or 32% of amortized cost, as of September 30, 2008.  Management believes the September 30, 2008 temporary impairment on trust preferred securities, including the pooled trust preferred holdings, was not a function of underlying credit issues associated with the issuers of the debt obligations and primarily reflected increased investor concerns beginning in the latter part of 2007 and continuing into 2008 about recent losses in the financial services industry related to sub-prime lending and sub-prime exposure.  These concerns resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector widened substantially during recent months, causing prices for these securities holdings to decline.  As recently as September 30, 2007, the aggregate unrealized loss position of the 13 trust preferred holdings was 6.3% of amortized cost and the aggregate unrealized loss position at December 31, 2007 was 9.3% of amortized cost for these holdings.  The largest unrealized loss dollar amount of any single individual name issuer was $2.0 million, or 21% of its amortized cost, at September 30, 2008.  As of September 30, 2008, the amortized cost and fair value of the two pooled trust preferred holdings was $7.5 million and $3.0 million, respectively.  The pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  Valuations of the pooled trust preferred holdings are also dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of these pooled trust preferred securities.  For both of its pooled trust preferred holdings, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  As part of management’s evaluation to determine if impairment is other-than-temporary, management prepared an analysis consistent with EITF 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continue to Be Held by a Transferor in Securitized Assets", and concluded that there was no adverse change in cash flows on these two pooled trust preferred securities.  All individual name trust preferred debt securities and the respective tranche of the pooled trust preferred securities held in our portfolio continue to accrue and make payments as expected, and all have credit ratings at or above investment grade minimums.  Washington Trust has the ability and intent to hold these securities to full recovery of the cost basis and management does not consider these investments to be other-than-temporarily impaired at this time.

The unrealized losses on U.S. agency or government-sponsored agency mortgage-backed securities was concentrated in securities purchased during 2003 and 2004, during which time interest rates were at or near historical lows.  The fair value for these and the state and municipal holdings included in this analysis have declined due to a combination of factors, including the relative increase in short and medium term interest rates since the time of purchase, decreased liquidity and rising risk premiums for credit-sensitive securities, and downgrades in credit ratings for municipal bond insurers.  The largest unrealized loss percentage amount on any holding in these categories was 8.75% of its amortized cost at September 30, 2008.  Management believes that the nature and duration of impairment on these debt security holdings are a function of changes in investment spreads and interest rate movements.  Washington Trust has the ability and intent to hold these securities to full recovery of the cost basis and management does not consider these investments to be other-than-temporarily impaired.

The equity securities in an unrealized loss position at September 30, 2008 consisted of 9 holdings of financial and commercial entities with unrealized losses of $1.6 million, or 25% of their aggregate cost.  During the nine months

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ended September 30, 2008, Washington Trust recorded $3.0 million in impairment charges on perpetual preferred stock holdings issued by FHLMC, FNMA and two other corporate issuers, based on an analysis of the financial condition and operating outlook of the issuers.  As of September 30, 2008, the Corporation had 2 perpetual preferred stock holdings of FHLMC and FNMA with a total fair value and carrying value of $89 thousand and 7 perpetual preferred stock holdings of financial and utility companies with a total fair value of $3.5 million and unrealized losses of $1.6 million.  In October 2008, the SEC’s Office of the Chief Accountant, after consultation and concurrence with the FASB, concluded that the assessment of other-than-temporary impairment of perpetual preferred securities for third quarter filings made after October 14, 2008 can be made using an impairment model (including an anticipated recovery period) similar to a debt security provided there has been no evidence of a deterioration in credit of the issuer.  Washington Trust complied with this guidance in it’s evaluation of other-than-temporary impairment of perpetual preferred stocks.  Causes of conditions whereby the fair value of equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers.  The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor.  Management believes that a portion of the September 30, 2008 temporary impairment on its equity securities holdings was not a function of the financial condition and operating outlook of the issuers and reflected increased investor concerns beginning in the latter part of 2007 and continuing into 2008 about recent losses in the financial services industry related to sub-prime lending and sub-prime exposure.  These concerns resulted in greater volatility in market prices for both common and preferred stocks in this market sector.  Washington Trust has the ability and intent to hold these investments to full recovery of the cost basis and considers the unrealized losses on these equity securities to be temporary.

Further deterioration in credit quality of the companies backing the securities and/or a continuation of the current imbalances in liquidity that exist in the marketplace may further effect the fair value of these securities and increase the potential that certain unrealized losses be designated as other than temporary in future periods and the Corporation may incur additional write-downs.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$394,085	22%	$278,821	18%
Construction and development (2)	51,592	3%	60,361	4%
Other (3)	396,161	23%	341,084	21%
Total commercial	841,838	48%	680,266	43%

Residential real estate:
Mortgages (4)	604,205	34%	588,628	37%
Homeowner construction	14,124	1%	11,043	1%
Total residential real estate	618,329	35%	599,671	38%

Consumer:
Home equity lines	158,837	9%	144,429	9%
Home equity loans	93,690	5%	99,827	6%
Other	56,347	3%	49,459	4%
Total consumer	308,874	17%	293,715	19%
Total loans (5)	$1,769,041	100%	$1,573,652	100%

(1)	Amortizing mortgages, primarily secured by income producing property.
(2)	Loans for construction of residential and commercial properties and for land development.
(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(4)	A substantial portion of these loans is used as qualified collateral for Federal Home Loan Bank borrowings (See Note 7 for additional discussion of Federal Home Loan Bank borrowings).
(5)
Includes net deferred loan origination costs of $10 thousand and net discounts on purchased loans of $296 thousand at September 30, 2008, compared to net deferred fees of $100 thousand and net premiums on purchased loans of $297 thousand at December 31, 2007.

Nonaccrual Loans
The balance of loans on nonaccrual status as of September 30, 2008 was $6.7 million, compared to $4.3 million at December 31, 2007.  The $2.4 million increase in nonaccrual loans was largely due to certain commercial loan relationships moving into the non-accruing loan classification.

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2008	2007	2008	2007
Balance at beginning of period	$21,963	19,327	$20,277	$18,894
Provision charged to expense	1,100	300	2,950	900
Recoveries of loans previously charged off	60	27	222	231
Loans charged off	(492)	(182)	(818)	(553)
Balance at end of period	$22,631	$19,472	$22,631	$19,472

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the nine months ended September 30, 2008 are as follows:

Goodwill

(Dollars in thousands)		Wealth
	Commercial	Management
	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2007	$22,591	$27,888	$50,479
Additions to goodwill during the period	–	5,638	5,638
Impairment recognized	–	–	–
Balance at September 30, 2008	$22,591	$33,526	$56,117

The Stock Purchase Agreement for the August 2005 acquisition of Weston Financial Group, Inc. (“Weston Financial”) provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  During the third quarter of 2008, the Corporation recognized a liability of $5.6 million, with a corresponding increase to goodwill, representing the amounts earned under the terms of the Stock Purchase Agreement.

Other Intangible Assets

(Dollars in thousands)	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2007	$510	$10,743	$180	$11,433
Amortization	90	845	37	972
Balance at September 30, 2008	$420	$9,898	$143	$10,461

Amortization of intangible assets for the nine months ended September 30, 2008 totaled $972 thousand.  Estimated annual amortization expense of current intangible assets with finite useful lives, absent any impairment or change in estimated useful lives, is summarized below.

(Dollars in thousands)
	Core	Advisory	Non-compete
Estimated amortization expense:	Deposits	Contracts	Agreements	Total
2008 (full year)	$120	$1,111	$49	$1,280
2009	120	1,040	49	1,209
2010	120	922	49	1,091
2011	120	768	33	921
2012	30	727	−	757

The components of intangible assets at September 30, 2008 are as follows:

(Dollars in thousands)	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,577	3,759	1,004	7,340
Net amount	$420	$9,898	$143	$10,461

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(Dollars in thousands)	September 30,	December 31,
	2008	2007
FHLB advances	$747,430	$616,417

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at September 30, 2008.  Under an agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances (“FHLB borrowings”).  The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgages loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at September 30, 2008.  Included in the collateral were securities available for sale with a fair value of $524.7 million and $476.8 million that were specifically pledged to secure FHLB borrowings at September 30, 2008 and December 31, 2007, respectively.  Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Junior Subordinated Debentures
Junior subordinated debentures are summarized as follows:

(Dollars in thousands)	September 30,	December 31,
	2008	2007
Junior subordinated debentures	$32,991	$22,681

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	September 30,	December 31,
	2008	2007
Treasury, Tax and Loan demand note balance	$2,972	$2,793
Deferred acquisition obligations	7,605	9,884
Securities sold under repurchase agreements	19,500	19,500
Other	362	383
Other borrowings	$30,439	$32,560

The Stock Purchase Agreement for the August 2005 acquisition of Weston Financial provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  Contingent payments are added to goodwill and recorded as deferred acquisition liabilities at the time the payments are determinable beyond a reasonable doubt.  Deferred acquisition obligations amounted to $7.6 million and $9.9 million at September 30, 2008 and December 31, 2007, respectively.  During the third quarter of 2008, the Corporation recognized a liability of $5.6 million, representing the amounts earned under the terms of the Stock Purchase Agreement.  In the first quarter of 2008 the Corporation paid approximately $8.1 million, which represented the 2007 earn-out payment.

(8) Shareholders’ Equity
Stock Repurchase Plan:
The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares of the Corporation’s common stock in open market transactions.  There were no shares repurchased under the Corporation’s 2006 Stock Repurchase Plan during the nine months ended September 30, 2008.  As of September 30, 2008, a cumulative total of 185,400 shares have been repurchased at a total cost of $4.8 million.

Pursuant to the Amended and Restated Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”), 3,423 shares were acquired during the nine months ended September 30, 2008.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Regulatory Capital Requirements:

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at September 30, 2008 and December 31, 2007, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2008:
Total Capital (to Risk-Weighted Assets):
Corporation	$187,468	10.45%	$143,477	8.00%	$179,346	10.00%
Bank	$193,878	10.82%	$143,350	8.00%	$179,188	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$165,043	9.20%	$71,738	4.00%	$107,608	6.00%
Bank	$171,473	9.57%	$71,675	4.00%	$107,513	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$165,043	6.10%	$108,185	4.00%	$135,232	5.00%
Bank	$171,473	6.34%	$108,103	4.00%	$135,129	5.00%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):	$167,061	10.39%	$128,648	8.00%	$160,810	10.00%
Corporation	$174,750	10.87%	$128,574	8.00%	$160,717	10.00%
Bank
Tier 1 Capital (to Risk-Weighted Assets):	$146,393	9.10%	$64,324	4.00%	$96,486	6.00%
Corporation	$154,093	9.59%	$64,287	4.00%	$96,430	6.00%
Bank
Tier 1 Capital (to Average Assets): (1)	$146,393	6.09%	$96,088	4.00%	$120,110	5.00%
Corporation	$154,093	6.42%	$96,042	4.00%	$120,053	5.00%
Bank

(1)	Leverage ratio

As of September 30, 2008, Bancorp has sponsored the creation of three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities – Revised” (“FIN 46-R”), these statutory trusts created by Bancorp are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of statutory trusts as debt in its financial statements.  The trust preferred securities qualify as Tier 1 capital.

The Corporation’s capital ratios at September 30, 2008 place the Corporation in the “well-capitalized” category according to regulatory standards.  On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards.  Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill.  The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

On October 2, 2008, Washington Trust announced that it had issued 2.5 million shares in a private placement of its common stock with net proceeds of approximately $47 million.  See Note 17 for additional disclosure on the capital issuance.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

making commitments and conditional obligations as it does for on-balance sheet instruments.  The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:
(Dollars in thousands)	September 30, 2008	December 31, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$166,531	$149,465
Home equity lines	178,652	176,284
Other loans	27,580	20,770
Standby letters of credit	7,656	8,048
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	3,299	3,495
Commitments to sell fixed rate mortgage loans	4,372	5,472
Customer related derivative contracts:
Interest rate swaps with customers	14,048	3,850
Mirror swaps with counterparties	14,048	3,850
Interest rate risk management contract:
Interest rate swap	10,000	–

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At September 30, 2008 and December 31, 2007, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $7.7 million and $8.0 million, respectively.  At September 30, 2008 and December 31, 2007, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the nine months ended September 30, 2008 and 2007 was insignificant.

At September 30, 2008, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Interest Rate Risk Management Agreements
Interest rate swaps are used from time to time as part of the Corporation’s interest rate risk management strategy.  Swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount.  The credit risk associated with swap transactions is the risk of default by the counterparty.  To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy.  The notional amounts of these agreements do not represent amounts exchanged by the parties and, thus, are not a measure of the potential loss exposure.

In April 2008, the Bancorp entered into an interest rate swap contract with a notional amount of $10 million to hedge the interest rate risk associated with $10 million of the variable rate junior subordinated debentures.  See additional

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

disclosure in Note 7.  The interest rate swap contract matures in 2013.  At inception, the swap was intended to convert the debt from variable rate to fixed rate and qualify for cash flow hedge accounting under SFAS No. 133.  In September 2008, the hedging relationship was no longer highly effective due to changes in the creditworthiness of the counterparty to the derivative.  As a result, cash flow hedge accounting has been discontinued prospectively.  The fair value of this interest rate swap contract amounted to $43 thousand at September 30, 2008 and was reported in other assets on the consolidated balance sheet.  The net gain on the swap recorded in accumulated other comprehensive income/loss, net of taxes as of the date of discontinuance amounted to $30 thousand.  This amount will be subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings.  All subsequent changes in fair value of the interest rate swap will be recognized directly in earnings as interest expense.

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

At September 30, 2008 and December 31, 2007, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $14.0 million and $3.850 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These interest rate swap contracts are carried at fair value with changes recorded as a component of other noninterest income.  The fair values of the interest rate swap contracts with commercial loan borrowers amounted to $147 thousand as of September 30, 2008 and $60 thousand as of December 31, 2007.  The fair values of the “mirror” swap contracts with third-party financial institutions totaled $153 thousand as of September 30, 2008 and $60 thousand as of December 31, 2007.  For the nine months ended September 30, 2008, other noninterest income included net gains on customer related interest rate swap contracts of $121 thousand.  Washington Trust did not engage in such interest rate swap contracts during the nine months ended September 30, 2007.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale, best efforts forward commitments are established to sell individual mortgage loans.  Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments.  Accordingly, the fair value of these commitments is recognized in other assets and other liabilities on the consolidated balance sheet and the changes in fair value of such commitments are recorded in current earnings in the consolidated income statement.  The carrying value of such commitments as of September 30, 2008 and December 31, 2007 and the respective changes in fair values for the nine months ended September 30, 2008 and 2007 were insignificant.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

FASB Staff Position No. 157-3 “Determining the Fair Value of a Financial Asset When the Market for That Assets is Not Active” was issued on October 10, 2008 to clarify the application of SFAS No. 157 in a market that is not active.  FASB Staff Position No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The Corporation complied with the guidance in FASB Staff Position No. 157-3 in determining the fair value of its securities at September 30, 2008.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of September 30, 2008, Level 3 securities were comprised of two trust preferred CDO holdings, which were not actively traded.  To determine their fair value, Washington Trust utilized third party pricing models and discounted cash flow methodologies.  Their fair values were reviewed against similar securities that were more actively traded in order to assess the reasonableness of the fair values.  Our fair values assumed liquidation in an orderly market and not under distressed circumstances.  Due to the continued market illiquidity and credit risk for securities in the financial sector, the fair value of these securities is highly sensitive to assumption changes and market volatility.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried on an aggregate basis at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics.  As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
September 30, 2008	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale	$4,879	$745,585	$2,992	$753,456
Derivative assets (1)	–	246	21	267
Total assets at fair value on a recurring basis	$4,879	$745,831	$3,013	$753,723
Liabilities:
Derivative liabilities (1)	$–	$209	$24	$233
Total liabilities at fair value on a recurring basis	$–	$209	$24	$233

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis in the nine month period ended September 30, 2008.

	Securities	Derivative
	Available	Assets /
(Dollars in thousands)	for Sale	(Liabilities)	Total
Balance at January 1, 2008	$–	$(4)	$(4)
Gains and losses (realized and unrealized):
Included in earnings	–	(2)	(2)
Included in other comprehensive income	(2,734)	–	(2,734)
Purchases, issuances and settlements (net)	(9)	3	(6)
Transfers in and/or out of Level 3	5,735	–	5,735
Balance at September 30, 2008	$2,992	$(3)	$2,989

The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of interest rate lock commitments written for our residential mortgage loans that we intend to sell, were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2008.

(Dollars in thousands)	Carrying Value at September 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$1,519	$–	$1,519
Total assets at fair value on a nonrecurring basis	$–	$1,519	$–	$1,519

The total nonrecurring fair value adjustments included in the Consolidated Statement of Income for the nine months ended September 30, 2008 were immaterial.

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

(Dollars in thousands)	Prior to Adoption of Measurement Date Provisions of SFAS No. 158	Effect of Adopting Measurement Date Provisions of SFAS No. 158	As of January 1, 2008
Net deferred tax asset	$7,705	$229	$7,934
Defined benefit pension liabilities	11,801	655	12,456
Retained earnings	154,647	(468)	154,179
Accumulated other comprehensive loss	(239)	42	(197)

The adoption of the measurement date provisions of SFAS No. 158 had no effect on the Corporation’s Consolidated Statements of Income or Cash Flows for the nine months ended September 30, 2008.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table sets forth the plans’ benefit obligations, fair value of plan assets and funded status as of September 30, 2008 and 2007.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Three months ended September 30,	2008	2007	2008	2007
Service cost	$512	$503	$63	$87
Interest cost	506	462	142	129
Expected return on plan assets	(569)	(496)	-	-
Amortization of transition asset	–	(1)	-	-
Amortization of prior service cost	(8)	(8)	16	16
Recognized net actuarial loss	3	46	54	54
Net periodic benefit cost	$444	$506	$275	$286

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Nine months ended September 30,	2008	2007	2008	2007
Service cost	$1,535	$1,508	$188	$259
Interest cost	1,520	1,386	428	389
Expected return on plan assets	(1,707)	(1,488)	-	-
Amortization of transition asset	–	(4)	-	-
Amortization of prior service cost	(25)	(25)	47	47
Recognized net actuarial loss	10	140	163	163
Net periodic benefit cost	$1,333	$1,517	$826	$858

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2007 that it expected to contribute $2.0 million to its qualified pension plan and $421 thousand in benefit payments to its non-qualified retirement plans in 2008.  During the nine months ended September 30, 2008, $2.0 million of contributions have been made to the qualified pension plan and $251 thousand in benefit payments have been made to the non-qualified retirement plans.  The Corporation presently anticipates contributing an additional $84 thousand in benefit payments to the non-qualified retirement plans in 2008.

(12) Share-Based Compensation Arrangement
Washington Trust has three share-based compensation plans, Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”), Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”) and the Amended and Restated 1988 Stock Option Plan (the “1988 Plan”), collectively the plans.

Amounts recognized in the consolidated financial statements with respect to the plans are as follows:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2008	2007	2008	2007
Share-based compensation expense	$221	$104	$407	$427
Related tax benefit	$77	$36	$142	$149

During the three and nine months ended September 30, 2008, the Corporation granted 3,300 and 90,800 non-qualified share options, respectively, to certain key employees.  The share options awarded were granted with three-year cliff vesting and also provide for accelerated vesting if there is a change in control, death or retirement (as defined in the plans).

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the share option awards granted were estimated on the date of grant using the Black-Scholes Option-Pricing Model based on assumptions noted in the following table.  Washington Trust uses historical data to estimate share option exercise and employee departure behavior used in the option-pricing model; groups of employees that have similar historical behavior are considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the share option was based on the U.S. Treasury yield curve in effect at the date of grant.

Nine months ended September 30,	2008
Expected term (years)	9.0
Expected dividend yield	2.86%
Weighted average expected volatility	33.62
Expected forfeiture rate	–
Weighted average risk-free interest rate	4.55%

The weighted average grant-date fair value of the share options awarded during the nine months ended September 30, 2008 was $8.05.  There were no share options awarded during the nine months ended September 30, 2007.

A summary of share option activity under the plans as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:
(Dollars in thousands)	Number	Weighted	Weighted Average
	Of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2008	955,485	$21.21
Granted	90,800	24.05
Exercised	56,700	17.95
Forfeited or expired	5,550	27.87
Outstanding at September 30, 2008	984,035	$21.62	4.7 years	$5,155
Exercisable at September 30, 2008	893,235	$21.37	4.2 years	$4,924
Options expected to vest as of September 30, 2008	90,800	$24.05	9.7 years	$231

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of share options exercised during the nine months ended September 30, 2008 and 2007 was $430 thousand and $1.3 million, respectively.

During the nine months ended September 30, 2008, the Corporation granted 33,200 nonvested share units to directors and certain key employees.  The nonvested share units awarded were granted with three-year cliff vesting and also provide for accelerated vesting if there is a change in control, death or retirement (as defined in the plans).

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of Washington Trust’s nonvested shares as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	39,350	$26.52
Granted	33,200	24.14
Vested	(16,200)	26.40
Forfeited	–	–
Nonvested at September 30, 2008	56,350	$25.15

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

A summary of the status of Washington Trust’s performance share awards as of September 30, 2008, and changes during the nine months ended September 30, 2008, is presented below:
Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Performance shares at January 1, 2008	–	$–
Granted	16,930	24.12
Vested	–	–
Forfeited	–	–
Performance shares at September 30, 2008	16,930	$24.12

As of September 30, 2008, there was $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the plans.  That cost is expected to be recognized over a weighted average period of 2.6 years.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2008	2007	2008	2007	2008	2007	2008	2007
Net interest income	$15,875	$13,797	$(13)	$(18)	$782	$1,531	$16,644	$15,310
Noninterest income	4,053	4,295	7,191	7,178	(654)	377	10,590	11,850
Total income	19,928	18,092	7,178	7,160	128	1,908	27,234	27,160

Provision for loan losses	1,100	300	–	–	–	–	1,100	300
Depreciation and amortization expense	635	618	409	423	46	45	1,090	1,086
Other noninterest expenses	10,637	10,076	4,707	4,420	2,037	1,730	17,381	16,226
Total noninterest expenses	12,372	10,994	5,116	4,843	2,083	1,775	19,571	17,612
Income before income taxes	7,556	7,098	2,062	2,317	(1,955)	133	7,663	9,548
Income tax expense (benefit)	2,647	2,495	807	898	(1,831)	(401)	1,623	2,992
Net income (loss)	$4,909	$4,603	$1,255	$1,419	$(124)	$534	$6,040	$6,556

Total assets at period end	1,835,842	1,587,328	50,108	44,254	881,932	800,180	2,767,882	2,431,762
Expenditures for long-lived assets	1,170	123	106	38	30	81	1,306	242

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2008	2007	2008	2007	2008	2007	2008	2007
Net interest income	$45,849	40,411	$(27)	$(46)	$2,105	4,742	$47,927	$45,107
Noninterest income	11,341	11,058	22,099	21,541	353	1,622	33,793	34,221
Total income	57,190	51,469	22,072	21,495	2,458	6,364	81,720	79,328

Provision for loan losses	2,950	900	–	–	–	–	2,950	900
Depreciation and amortization expense	1,880	1,841	1,232	1,292	135	133	3,247	3,266
Other noninterest expenses	30,352	28,363	14,085	13,332	5,983	7,220	50,420	48,915
Total noninterest expenses	35,182	31,104	15,317	14,624	6,118	7,353	56,617	53,081
Income before income taxes	22,008	20,365	6,755	6,871	(3,660)	(989)	25,103	26,247
Income tax expense (benefit)	7,720	7,158	2,623	2,661	(3,191)	(1,585)	7,152	8,234
Net income (loss)	$14,288	$13,207	$4,132	$4,210	$(469)	$596	$17,951	$18,013

Total assets at period end	1,835,842	1,587,328	50,108	44,254	881,932	800,180	2,767,882	2,431,762
Expenditures for long-lived assets	2,182	3,326	253	200	126	189	2,561	3,715

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

Included in the Corporate column in the tables above was an income tax benefit of $841 thousand which was recognized in the third quarter of 2008 based on an increase in net deferred tax assets resulting from a change in a state corporate income tax rate and calculation method enacted during the quarter.

(14) Comprehensive Income

(Dollars in thousands)

Three months ended September 30,	2008	2007
Net income	$6,040	$6,556
Unrealized holding (losses) gains on securities available for sale, net of income tax benefit of $3,216 in 2008 and income tax expense of $1,320 in 2007	(5,973)	2,452
Unrealized losses on cash flow hedge derivative instruments, net of income tax benefit of $103 in 2008	(190)	–
Less reclassification adjustments:
Losses on securities, net of income tax benefit of $343 in 2008	638	–
Cash flow hedge derivative instruments, net of income tax expense of $6	11	–
Net periodic pension cost, net of income tax expense of $23 in 2008 and $37 in 2007	42	70
Total comprehensive income	$568	$9,078

(Dollars in thousands)

Nine months ended September 30,	2008	2007
Net income	$17,951	$18,013
Unrealized holding losses on securities available for sale, net of income tax benefit of $7,124 in 2008 and $1,127 in 2007	(13,232)	(2,093)
Unrealized gains on cash flow hedge derivative instruments, net of income tax expense of $4 in 2008	8	–
Less reclassification adjustments:
Losses (gains) on securities, net of income tax benefit of $378 in 2008 and income tax expense of $148 in 2007	702	(188)
Cash flow hedge derivative instruments, net of income tax expense of $12	22	–
Net periodic pension cost, net of income tax expense of $68 in 2008 and $112 in 2007	127	209
Total comprehensive income	$5,578	$15,941

(15) Earnings Per Share
Basic earnings per share (“EPS”) is calculated by dividing net income by the weighted average common stock outstanding, excluding options and other equity instruments.  The dilutive effect of options, nonvested share units, nonvested share awards and other items is calculated using the treasury stock method for purposes of weighted average

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

dilutive shares.  Diluted EPS is computed by dividing net income by the average number of common stock and common stock equivalents outstanding.

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2008	2007	2008	2007

Net income	$6,040	$6,556	$17,951	$18,013

Weighted average basic shares	13,409.5	13,323.6	13,383.0	13,358.1
Dilutive effect of:
Options	134.0	190.2	141.3	211.1
Other	44.8	50.3	40.2	43.5
Weighted average diluted shares	13,588.3	13,564.1	13,564.5	13,612.7

Earnings per share:
Basic	$0.45	$0.49	$1.34	$1.35
Diluted	$0.44	$0.48	$1.32	$1.32

(16) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business.  Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

(17) Subsequent Events
On October 2, 2008, the Corporation announced that it had entered into a purchase agreement with select institutional investors pursuant to which it raised $50 million in a private placement of its own common stock.  Net proceeds were approximately $47 million after deducting offering-related fees and expenses.  The closing took place on October 7, 2008.  The Corporation issued a total of 2.5 million shares of common stock at a price of $20 per share in the private placement.  On October 20, 2008, the Corporation filed a registration statement with the SEC to register these shares for resale.  Washington Trust intends to use the net proceeds from the capital raise for general corporate purposes and to support strategic growth initiatives in its commercial and wealth management business lines.

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

Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2007, as filed with the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Recent Events
On October 2, 2008, the Corporation announced that it had issued 2.5 million shares in a private placement of its own common stock with net proceeds of approximately $47 million after deducting offering-related fees and expenses.  Washington Trust intends to use the net proceeds from the capital raise for general corporate purposes and to support strategic growth initiatives in its commercial and wealth management business lines.  See Note 17 to the Consolidated Financial Statements for additional information.

Overview
Net income for the third quarter of 2008 amounted to $6.0 million, or 44 cents per diluted share; compared to $6.6 million, or 48 cents per diluted share, reported for the third quarter a year ago.  The returns on average equity and average assets for the third quarter of 2008 were 12.94% and 0.88%, respectively, compared to 14.99% and 1.10%, respectively, for the same period in 2007.

Net income for the nine months ended September 30, 2008 amounted to $18.0 million, or $1.32 per diluted share, substantially the same as the amounts reported for the same period in 2007.  The returns on average equity and average assets for the first nine months of 2008 were 12.68% and 0.90%, respectively, compared to 13.74% and 1.01%, respectively, for the same period in 2007.

The loan loss provision charged to earnings amounted to $1.1 million and $2.95 million for the three and nine months ended September 30, 2008, respectively, compared to $300 thousand and $900 thousand for the same periods in 2007.  The higher loan loss provision was due largely to growth in the loan portfolio as well as an ongoing evaluation of credit quality and general economic conditions.

Losses on write-downs of investments to fair value of $982 thousand ($669 thousand after tax; 5 cents per diluted share) were charged to earnings in the third quarter of 2008 on FHLMC and FNMA perpetual preferred stock holdings deemed to be other-than-temporarily impaired.  There were no securities gains or losses recognized in the third quarter of 2007.  During the nine months ended September 30, 2008, other-than-temporary impairment charges of $3.0 million ($2.0 million after tax; 15 cents per diluted share) have been recognized on equity security perpetual preferred stock holdings issued by FHLMC, FNMA and two other corporate issuers.  Included in net gains on securities in the nine months ended September 30, 2008 were realized gains of $232 thousand on the sale of commercial debt securities and realized gains of $1.7 million on the sale of other equity securities.  For the nine months ended September 30, 2007, net gains on securities totaled $336 thousand.

An income tax benefit of $841 thousand, or 6 cents per diluted share, was recognized in the third quarter of 2008 based on an increase in net deferred tax assets resulting from a change in state corporate income tax rate and calculation method enacted during the quarter.

Net interest income for the third quarter and first nine months of 2008 increased by 9% and 6%, respectively, from the same periods in 2007 reflecting higher earning-asset levels and lower deposit costs.

Our primary source of noninterest income is revenue from wealth management services.  Wealth management revenues for the third quarter of 2008 were essentially flat with the same quarter a year ago.  On a year to date basis, wealth management revenues increased by 3% from 2007.  These revenues are dependent to a large extent on the value of assets under administration.  Wealth management assets under administration have been affected by lower valuations in the financial markets and declined by $299.1 million, or 8%, in the third quarter of 2008 to $3.6 billion at September 30, 2008.  Assets under administration were down by 10% from December 31, 2007 and down by 10% from September 30, 2007.

Noninterest expenses for the third quarter and first nine months of 2008 were up 7% and 3%, respectively, from the same periods in 2007.  Included in 2007 results were $1.1 million in debt prepayment charges, recorded in noninterest expense in the first quarter of 2007 as a result of prepayments of higher cost FHLB advances.  There have been no debt prepayment penalty charges recognized in 2008.

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

Net interest income for the third quarter and first nine months of 2008 increased $1.3 million and $2.8 million, respectively, from the same periods a year earlier.  Included in net interest income in first quarter of 2007 was an interest recovery of $322 thousand received on a previously charged-off loan.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the third quarter and first nine months of 2008 increased 8% and 6%, respectively, from the same periods in 2007.  The net interest margin (FTE net interest income as a percentage of average interest–earnings assets) for the third quarter of 2008 was 2.62%, down 19 basis points from the same quarter a year earlier.  The net interest margin for the first nine months of 2008 was 2.64%, down 15 basis points from the same period in 2007.  Excluding the 3 basis points attributable to the 2007 interest recovery, the net interest margin for the first nine months of

2008 declined 12 basis points from the same period a year earlier.  The decline in the net interest margin reflects decreases in yields on variable rate commercial and consumer loans resulting from actions taken by the Federal Reserve to reduce short-term interest rates, with less commensurate reduction in deposit rates paid during the same period.

Average interest-earning assets for the three and nine months ended September 30, 2008 increased $365.7 million and $272.0 million, respectively, from the same periods a year earlier.  This increase was largely due to growth in the loan portfolio.  Total average loans for the three and nine months ended September 30, 2008 increased $233.7 million and $177.3 million, respectively, from the same periods in 2007, primarily due to growth in the commercial loan category.  The yield on total loans for the third quarter and first nine months of 2008 decreased 76 basis points and 59 basis points, respectively, from the comparable 2007 periods, reflecting declines in short-term interest rates.  Total average securities for the three and nine months ended September 30, 2008 increased $132.0 million and $94.7 million, respectively, from the same periods last year due largely to purchases of mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises during a period of substantial spread widening for these and many other classes of investment securities.  The FTE rate of return on securities for the third quarter and first nine months of 2008 decreased 57 basis points and 40 basis points, respectively, from the comparable 2007 periods.  The decrease in the total yield on securities was largely attributable to a decline in dividend yield earned on the Corporation’s investment in FHLB stock.

For the three and nine months ended September 30, 2008, average interest-bearing liabilities increased $355.3 million and $263.2 million, respectively, from the amounts reported for the same periods in 2007 largely due to increases in FHLB advances.  The average balance of FHLB advances for the three and nine months ended September 30, 2008 increased $290.5 million and $260.0 million, respectively, while the average rate paid on FHLB advances decreased 24 basis points and 14 basis points, respectively, from the same periods a year earlier.  The average balance of time deposits for the third quarter and first nine months of 2008 increased $74.4 million and $53 thousand, respectively, from the same periods in 2007.  The quarterly increase was largely due to increases in average brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources.  Average brokered certificates of deposit for the three months ended September 30, 2008 increased $53.5 million from the same period in 2007.  See additional discussion on brokered certificates of deposit in the “Financial Condition” section under the caption “Deposits”.  The average rate paid on brokered certificates of deposit for the three months ended September 30, 2008 decreased 13 basis points from the comparable period in 2007.  See Note 7 to the Consolidated Financial Statements for additional discussion on junior subordinated debentures issued in the second quarter of 2008.

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

Three months ended September 30,	2008			2007
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$619,288	$8,629	5.54%	$584,223	$7,886	5.35%
Commercial and other loans	812,749	12,834	6.28%	635,435	12,203	7.62%
Consumer loans	303,745	4,106	5.38%	282,472	4,988	7.01%
Total loans	1,735,782	25,569	5.86%	1,502,130	25,077	6.62%
Short-term investments, federal funds
sold and other	31,213	128	1.63%	21,375	275	5.10%
Taxable debt securities	696,815	8,504	4.85%	582,152	7,565	5.16%
Nontaxable debt securities	80,833	1,144	5.63%	80,998	1,145	5.61%
Corporate stocks and FHLB stock	49,830	448	3.58%	42,129	748	7.03%
Total securities	858,691	10,224	4.74%	726,654	9,733	5.31%
Total interest-earning assets	2,594,473	35,793	5.49%	2,228,784	34,810	6.20%
Non interest-earning assets	160,296			161,578
Total assets	$2,754,769			$2,390,362
Liabilities and Shareholders’ Equity:
NOW accounts	$166,379	$77	0.18%	$166,271	$70	0.17%
Money market accounts	303,675	1,363	1.79%	300,329	2,950	3.90%
Savings accounts	173,654	203	0.47%	194,439	646	1.32%
Time deposits	891,803	8,241	3.68%	817,379	9,474	4.60%
FHLB advances	758,858	8,011	4.20%	468,384	5,243	4.44%
Junior subordinated debentures	32,991	524	6.31%	22,681	338	5.91%
Other	23,251	274	4.68%	25,857	291	4.47%
Total interest-bearing liabilities	2,350,611	18,693	3.16%	1,995,340	19,012	3.78%
Demand deposits	187,238			188,495
Other liabilities	30,256			31,640
Shareholders’ equity	186,664			174,887
Total liabilities and shareholders’ equity	$2,754,769			$2,390,362
Net interest income (FTE)		$17,100			$15,798
Interest rate spread			2.33%			2.42%
Net interest margin			2.62%			2.81%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended September 30,	2008	2007
Commercial and other loans	$49	$45
Nontaxable debt securities	366	364
Corporate stocks	41	79
Total	$456	$488

Nine months ended September 30,	2008			2007
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$606,422	$25,183	5.55%	$588,808	$23,471	5.33%
Commercial and other loans	756,636	37,190	6.57%	612,886	35,306	7.70%
Consumer loans	298,136	12,662	5.67%	282,154	14,724	6.98%
Total loans	1,661,194	75,035	6.03%	1,483,848	73,501	6.62%
Short-term investments, federal funds
sold and other	21,506	318	1.97%	17,302	650	5.03%
Taxable debt securities	684,371	25,222	4.92%	604,303	23,196	5.13%
Nontaxable debt securities	81,168	3,440	5.66%	76,578	3,238	5.65%
Corporate stocks and FHLB stock	48,624	1,679	4.61%	42,796	2,310	7.21%
Total securities	835,669	30,659	4.90%	740,979	29,394	5.30%
Total interest-earning assets	2,496,863	105,694	5.65%	2,224,827	102,895	6.18%
Non interest-earning assets	164,921			163,803
Total assets	$2,661,784			$2,388,630
Liabilities and Shareholders’ Equity:
NOW accounts	$165,551	$236	0.19%	$168,217	$202	0.16%
Money market accounts	315,499	5,314	2.25%	295,876	8,630	3.90%
Savings accounts	174,425	853	0.65%	198,845	2,017	1.36%
Time deposits	829,028	24,628	3.97%	828,976	28,483	4.59%
FHLB advances	728,920	23,104	4.23%	468,956	15,323	4.37%
Junior subordinated debentures	29,341	1,371	6.24%	22,681	1,014	5.98%
Other	25,496	863	4.52%	21,521	730	4.53%
Total interest-bearing liabilities	2,268,260	56,369	3.32%	2,005,072	56,399	3.76%
Demand deposits	174,973			177,713
Other liabilities	29,801			31,072
Shareholders’ equity	188,750			174,773
Total liabilities and shareholders’ equity	$2,661,784			$2,388,630
Net interest income (FTE)		$49,325			$46,496
Interest rate spread			2.33%			2.42%
Net interest margin			2.64%			2.79%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,	2008	2007
Commercial and other loans	$139	$121
Nontaxable debt securities	1,096	1,030
Corporate stocks	163	238
Total	$1,398	$1,389

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			Nine months ended
	September 30, 2008 vs. 2007			September 30, 2008 vs. 2007
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg	Volume	Rate	Net Chg
Interest on interest-earning assets:
Residential real estate loans	$482	$261	$743	$710	$1,002	$1,712
Commercial and other loans	3,038	(2,407)	631	7,513	(5,629)	1,884
Consumer loans	355	(1,237)	(882)	801	(2,863)	(2,062)
Short-term investments, federal funds sold and other	92	(239)	(147)	131	(463)	(332)
Taxable debt securities	1,430	(491)	939	2,980	(954)	2,026
Nontaxable debt securities	(5)	4	(1)	187	15	202
Corporate stocks and FHLB stock	117	(417)	(300)	285	(916)	(631)
Total interest income	5,509	(4,526)	983	12,607	(9,808)	2,799
Interest on interest-bearing liabilities:
NOW accounts	–	7	7	(3)	37	34
Money market accounts	33	(1,620)	(1,587)	540	(3,856)	(3,316)
Savings accounts	(63)	(380)	(443)	(222)	(942)	(1,164)
Time deposits	807	(2,040)	(1,233)	2	(3,857)	(3,855)
FHLB advances	3,080	(312)	2,768	8,271	(490)	7,781
Junior subordinated debentures	162	24	186	310	47	357
Other	(30)	13	(17)	133	–	133
Total interest expense	3,989	(4,308)	(319)	9,031	(9,061)	(30)
Net interest income	$1,520	$(218)	$1,302	$3,576	$(747)	$2,829

Provision and Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the inherent risk of loss in the loan portfolio as of the balance sheet date.  The allowance for loan losses was $22.6 million, or 1.28% of total loans, at September 30, 2008, compared to $20.3 million, or 1.29% of total loans, at December 31, 2007, and $19.5 million, or 1.29% of total loans, at September 30, 2007.  The loan loss provision charged to earnings amounted to $1.1 million and $2.95 million for the three and nine months ended September 30, 2008, respectively, compared to $300 thousand and $900 thousand for the same periods in 2007.  The increase in the provision for loan losses was based on management’s assessment of various factors affecting the loan portfolio, including, among others, growth in the portfolio, ongoing evaluation of credit quality and general economic conditions.  Net charge-offs amounted to $432 thousand and $596 thousand for the third quarter and first nine months of 2008, respectively, as compared to net charge-offs of $155 thousand and $322 thousand for the same periods in 2007.  The Corporation will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  Total noninterest income amounted to $10.6 million and $33.8 million for the third quarter and first nine months of 2008, respectively, down $1.3 million and $428 thousand from the same periods in 2007.  The decline in noninterest income was largely due to the recognition of write-downs on certain perpetual preferred stock holdings deemed to be other-than-temporarily impaired in 2008.  The impairment charges totaled $982 thousand in the third quarter and $3.0 million for the first nine months of 2008.  See additional disclosure on impairment charges recognized in 2008 under the caption “Securities.”

Excluding net gains and losses on securities, noninterest income for the third quarter of 2008 was down by $278 thousand, or 2%, from the third quarter of 2007.  For the first nine months of 2008, noninterest income, excluding net gains and losses on securities, was up by $988 thousand, or 3%, from the same period in 2007.

The following table presents a noninterest income comparison for the three and nine months ended September 30, 2008 and 2007:

(Dollars in thousands)	Three Months					Nine Months
				$	%				$	%
Periods ended September30	2008	2007	Chg	Chg		2008	2007	Chg	Chg
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$5,238	$5,336	$(98)		(2%)	$15,901	$15,626	$275		2%
Mutual fund fees	1,383	1,386	(3)		–%	4,169	4,000	169		4%
Financial planning, commissions and other service fees	570	456	114		25%	2,029	1,915	114		6%
Wealth management services	7,191	7,178	13		–%	22,099	21,541	558		3%
Service charges on deposit accounts	1,215	1,214	1		–%	3,583	3,559	24		1%
Merchant processing fees	2,221	2,252	(31)		(1%)	5,407	5,285	122		2%
Income from bank-owned life insurance	452	376	76		20%	1,352	1,166	186		16%
Net gains on loan sales and commissions
on loans originated for others	239	431	(192)		(45%)	1,163	1,205	(42)		(3%)
Other income	254	399	(145)		(36%)	1,269	1,129	140		12%
Subtotal	11,572	11,850	(278)		(2%)	34,873	33,885	988		3%
Net gains on securities	–	–	–		–%	1,909	336	1,573		468%
Losses on write-downs of investments
to fair value	(982)	–	(982)		–%	(2,989)	–	(2,989)		–%
Total noninterest income	$10,590	$11,850	$(1,260)		(11%)	$33,793	$34,221	$(428)		(1%)

Wealth management revenues for the third quarter of 2008 were essentially flat, as compared to the third quarter of 2007.  Wealth management revenues for the first nine months of 2008 increased by $558 thousand, or 3%, from the same period in 2007.  Revenue from wealth management services is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets.  Wealth management assets under administration totaled $3.625 billion at September 30, 2008, down $389.9 million, or 10%, from December 31, 2007 and down $401.4 million, or 10%, from September 30, 2007.  The decline in assets under administration in the first nine months of 2008 was primarily due to lower valuations in the financial markets.

The following table presents the changes in wealth management assets under administration for the three and nine month periods ended September 30, 2008 and 2007:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2008	2007	2008	2007
Balance at the beginning of period	$3,923,595	$3,867,674	$4,014,352	$3,609,180
Net market (depreciation) appreciation and income	(321,488)	122,424	(512,983)	284,149
Net customer cash flows	22,395	35,779	123,133	132,548
Balance at the end of period	$3,624,502	$4,025,877	$3,624,502	$4,025,877

Income from bank-owned life insurance (“BOLI”) amounted to $452 thousand for the third quarter of 2008, up by $76 thousand, or 20%, from the same quarter a year earlier.   For the nine months ended September 30, 2008, income from BOLI totaled $1.4 million, up by $186 thousand, or 16%, from the same period in 2007.  BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The BOLI investment provides a means to mitigate increasing employee benefit costs.

We originate residential mortgage loans for sale in the secondary market and also originate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  In addition, from time to time we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors.  Net gains on loan sales and commissions on loans originated for others totaled $239 thousand for the third quarter 2008, down by 45% from the same quarter in 2007, primarily due to lower gains on sales of residential mortgage loans.  For the first nine months of

2008, net gains on loan sales and commissions on loans originated for others amounted to $1.2 million, down by 3% from the same period in 2007, mainly due to lower gains on sales of SBA loans.

Other income consists of mortgage servicing fees, changes in fair value of certain interest rate swap contracts, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit and other fees.  Other income during the three months ended September 30, 2008 decreased by $145 thousand from the same period a year earlier.  For the first nine months of 2008, other income amounted to $1.3 million, up by 12% from the same period in 2007.  The year to date increase in other income was largely due to certain interest rate swap contracts Washington Trust executed to help commercial loan borrowers manage their interest rate risk.  See additional discussion in Note 9 to the Consolidated Financial Statements.

Losses on write-downs of investments to fair value of $982 thousand were charged to earnings in the third quarter of 2008 on FHLMC and FNMA perpetual preferred stock holdings deemed to be other-than-temporarily impaired.  There were no securities gains or losses recognized in the third quarter of 2007.  During the nine months ended September 30, 2008, other-than-temporary impairment charges of $3.0 million have been recognized on equity security perpetual preferred stock holdings issued by FHLMC, FNMA and two other corporate issuers.  Included in net gains on securities in the nine months ended September 30, 2008 were realized gains of $232 thousand on the sale of commercial debt securities and realized gains of $1.7 million on the sale of other equity securities.  For the nine months ended September 30, 2007, net gains on securities totaled $336 thousand.

Noninterest Expense
Noninterest expenses amounted to $18.5 million for the third quarter of 2008, up $1.2 million, or 7%, from the same quarter a year ago.  For the nine months ended September 30, 2008, noninterest expenses totaled $53.7 million, up $1.5 million, or 3%, from the same period in 2007.  Included in noninterest expenses in 2007 were first quarter 2007 debt prepayment penalties of $1.1 million and second quarter 2007 charitable contribution expense of $520 thousand. Annually, the Corporation makes a contribution of appreciated equity securities to its charitable foundation.  Washington Trust plans to make its current year annual contribution in the fourth quarter of 2008.  Excluding the 2007 debt prepayment penalties and charitable contribution expense, noninterest expenses for the first nine months of 2008 increased $3.1 million, or 6%, from the same period in 2007.  Approximately 50% of the 2008 increase, on this basis, represents costs attributable to our wealth management business, an increase in FDIC deposit insurance costs and operating expenses related to a de novo branch opened in June 2007.

The following table presents a noninterest expense comparison for the three and nine months ended September 30, 2008 and 2007:

(Dollars in thousands)	Three Months				Nine Months
			$	%			$	%
Periods ended September 30	2008	2007	Chg	Chg	2008	2007	Chg	Chg
Noninterest expense:
Salaries and employee benefits	$10,580	$10,098	$482	5%	$31,334	$30,195	$1,139	4%
Net occupancy	1,123	1,021	102	10%	3,325	3,076	249	8%
Equipment	956	871	85	10%	2,877	2,564	313	12%
Merchant processing costs	1,857	1,916	(59)	(3%)	4,523	4,493	30	1%
Outsourced services	700	556	144	26%	2,078	1,610	468	29%
Advertising and promotion	376	466	(90)	(19%)	1,229	1,467	(238)	(16%)
Legal, audit and professional fees	626	444	182	41%	1,599	1,298	301	23%
Amortization of intangibles	320	341	(21)	(6%)	972	1,057	(85)	(8%)
Debt prepayment penalties	–	–	–	–	–	1,067	(1,067)	(100%)
Other	1,933	1,599	334	(21%)	5,730	5,354	376	7%
Total noninterest expense	$18,471	$17,312	$1,159	7%	$53,667	$52,181	$1,486	3%

Salaries and employee benefit expense, the largest component of noninterest expense, totaled $10.6 million and $31.3 million, respectively, for the three and nine months ended September 30, 2008, up 5% and 4%, respectively, from the same periods a year ago.  Approximately 49% of the year to date increase in 2008 represented costs attributable to our wealth management business and to a de novo branch opened in June 2007.

Net occupancy expense for the three and nine months ended September 30, 2008, increased by 10% and 8%, respectively, from the same periods in 2007.  This increase reflects higher utility costs for the quarter-to-date period, higher rental expense for premises leased by the Bank, and includes occupancy costs associated with the de novo branch opened in June 2007.  For the third quarter and first nine months of 2008, equipment expense increased 10% and 12%, respectively, as compared to the same periods a year earlier.  This increase reflected additional investments in technology and other equipment.

Outsourced services for the three and nine months ended September 30, 2008 increased by $144 thousand and $468 thousand, respectively, from the comparable periods in 2007 due largely to higher third party vendor costs.  Approximately 67% of the year to date increase was attributable to higher outsourced services expenses for our wealth management business and included wealth management platform and product support costs.

Advertising and promotion expense for the three and nine months ended September 30, 2008 decreased by $90 thousand and $238 thousand, respectively, from the same periods in 2007 due to timing of promotions.

Legal, audit and professional fees for the three and nine months ended September 30, 2008 increased by $182 thousand and $301 thousand, respectively, from the same periods last year.  The 2008 amounts include legal costs associated with the issuance of the junior subordinated debentures in the second quarter of 2008 (see Note 7).  The increase in legal, audit and professional fees was attributable to the debt issuance costs in the second quarter, various consulting matters and recruitment costs.

Debt prepayment penalties expense, resulting from the first quarter 2007 prepayment of $26.5 million in higher cost FHLB advances, amounted to $1.1 million.  There have been no repayment penalty charges recognized in 2008.

Included in other noninterest expenses in the second quarter of 2007 was $520 thousand representing the cost of the Corporation’s contribution of appreciated equity securities to its charitable foundation.  Washington Trust plans to make its annual contribution to the foundation in the fourth quarter of this year and expects the cost of this contribution to be approximately $450 thousand.  Excluding the second quarter 2007 charitable contribution, other noninterest expenses for the three and nine months ended September 30, 2008, increased $334 thousand and $896 thousand, respectively.  This was largely due to an increase in FDIC deposit insurance costs, which were up by $216 thousand on a quarter to date basis and $620 thousand on a year to date basis, as compared to 2007.  On October 20, 2008 the FDIC issued a proposed rule that would amend its risk-based assessment system and change assessment rates.  The comment period for the proposal will end on November 17, 2008.  The Corporation is evaluating the proposed rule, which, if adopted in its current form, would likely result in higher assessment rates and an increase in FDIC insurance costs for the Corporation in 2009.

Income Taxes
On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions and requiring combined income tax reporting.  The rate will be reduced from the current rate of 10.5% to 10.0% for 2010, 9.5% for 2011 and 9.0% for 2012 and thereafter.  Previously, certain Washington Trust subsidiaries were subject to Massachusetts income tax on a separate return basis.  Under the new legislation, effective January 1, 2009, Washington Trust, as a consolidated tax group, will be subject to income tax in Commonwealth of Massachusetts.  Washington Trust has analyzed the impact of this law and, as a result of revaluing its net deferred tax asset, recognized an income tax benefit of $841 thousand in the third quarter of 2008.

Income tax expense amounted to $1.6 million and $7.2 million for the three and nine months ended September 30, 2008, respectively, as compared to $3.0 million and $8.2 million for the same periods in 2007.  The decrease in income tax expenses was largely due to the recognition of the third quarter 2008 tax benefit described above.  Excluding this income tax benefit, the Corporation’s effective tax rate for the three and nine months ended September 30, 2008 was 32.2% and 31.8%, respectively, as compared to 31.3% and 31.4%, respectively, for the same periods last year.  These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.  The Corporation currently expects the fourth quarter effective tax rate to be approximately 31.8%.

Financial Condition
Summary
Total assets amounted to $2.8 billion at September 30, 2008, up $227.9 million from December 31, 2007, with total loans increasing by $195.4 million.  Total liabilities were up $229.7 million in the nine months ended September 30, 2008, with FHLB advances increasing by $131.0 million and total deposits increasing by $91.0 million.  Shareholders’

equity totaled $184.8 million at September 30, 2008, compared to $186.5 million at December 31, 2007.  See additional discussion under the caption “Liquidity and Capital Resources” and Note 11 to the Consolidated Financial Statements regarding the adoption of the measurement date provisions of SFAS No. 158 and the resulting impact on shareholders’ equity.

Effective January 1, 2008, the Corporation adopted SFAS No. 157 and, as a result, has classified certain financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy set forth in SFAS No. 157.  Effective September 30, 2008, Washington Trust adopted FASB Staff Position No. 157-3 that was issued on October 10, 2008 to clarify the application of SFAS No. 157 in a market that is not active.  Fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities in active markets.  Fair values determined by Level 2 inputs utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Fair values determined by Level 3 inputs utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.  As of September 30, 2008, our Level 3 financial instruments consist primarily of two available for sale pooled trust preferred securities, which were not actively traded.  To determine their fair values, Washington Trust utilized received valuations from third parties whose results were based on discounted cash flow methodologies.  Their fair values were reviewed against similar securities that were more actively traded in order to assess the reasonableness of the fair values.  Our fair values assumed liquidation in an orderly market and not under distressed circumstances.  If Washington Trust was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their fair values.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.  At September 30, 2008 the investment securities portfolio totaled $753.5 million, up $1.7 million from December 31, 2007.  At September 30, 2008, the fair value of mortgage-backed securities amounted to $566.0 million.  All of the Corporation’s mortgage-backed securities are issued by U.S. Government agencies or U.S. Government-sponsored enterprises.

The net unrealized losses on securities available for sale amounted to $18.1 million at September 30, 2008 compared to net unrealized gains on securities available for sale of $1.2 million at December 31, 2007.  Included in these net amounts were gross unrealized losses amounting to $22.8 million and $8.1 million at September 30, 2008 and December 31, 2007, respectively.  The increase in net unrealized losses in the first nine months of 2008 was primarily due to spread widening on credit-sensitive securities issued by corporations and municipalities as a result of investor concerns about liquidity and credit weakness in the financial markets.

At September 30, 2008 approximately 54% of the net unrealized losses in the investment securities portfolio were concentrated in variable rate trust preferred securities issued by financial services companies.  These trust preferred securities holdings consist of seven individual name issuers in the financial industry, including, where applicable, the impact of mergers and acquisitions of issuers subsequent to original purchase, and two pooled trust preferred securities in the form of collateralized debt obligations.  The pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both of its pooled trust preferred holdings, Washington Trust’s investment is senior to one or more subordinated tranches that have first loss exposure.  The respective tranche of the pooled trust preferred securities held by the Corporation continues to accrue and make payments as expected, and have investment grade credit ratings.

The following is supplemental information on the trust preferred securities as well as other information concerning the securities portfolio:

	At September 30, 2008
	Number	Credit	Amortized	Unrealized		Fair
(Dollars in thousands)	Of Issuers	Rating (a)	Cost	Gains	Losses	Value
Trust preferred securities
Individual name issuers (b):	2	Aa	$15,415	$–	$(3,480)	$11,935
	4	A	13,192	–	(3,068)	10,124
	1	Baa	1,908	–	(1,175)	733
Total individual name issuers	7		30,515	–	(7,723)	22,792

Collateralized debt obligations	(c)	Baa	7,470	–	(4,478)	2,992
Total trust preferred securities			$37,985	$–	$(12,201)	$25,784

Corporate bonds	1	Baa	$1,748	$–	$(14)	$1,734

(a)	Source: Moody’s
(b)	We own various series of trust preferred securities issued by seven corporate financial institutions.
(c)
We own two pooled trust preferred securities in the form of collateralized debt obligations.  There are 73 issuers in one of the pooled trust preferred securities, and 38 issuers in the other.  As of September 30, 2008, 3 of the 73 pooled issuers for one security and 2 of the 38 pooled issuers for the other security have invoked their original contractual right to defer interest payments.  The respective tranche of the securities held by Washington Trust continues to accrue and make payments as expected, and have investment grade credit ratings.

	At September 30, 2008
	Amortized	Unrealized		Fair
(Dollars in thousands)	Cost	Gains	Losses	Value
Common and preferred stocks
Common stock	$1,458	$350	$(36)	$1,772
Perpetual preferred stock:
FNMA preferred stock	71	–	–	71
FHLMC preferred stock	18	–	–	18
Other preferred (financials)	4,064	–	(1,399)	2,665
Other preferred (utilities)	1,000	–	(154)	846
Total preferred	5,153	–	(1,553)	3,600
Total common and preferred stocks	$6,611	$350	$(1,589)	$5,372

Losses on write-downs of investments to fair value were charged to earnings for equity securities deemed to be other-than-temporarily impaired in the amounts shown in the following table:

(Dollars in thousands)
	Three	Nine
Periods ended September 30, 2008	Months	Months
FNMA and FHLMC preferred stock	$982	$1,412
Other preferred (financials)	–	1,577
Total	$982	$2,989

See Note 3 to the Consolidated Financial Statements for additional discussion on securities.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock that currently is based on the level of its FHLB advances.  As of September 30, 2008 and December 31, 2007, the Corporation’s investment in FHLB stock totaled $42.0 million and $31.7 million, respectively.

Loans
We originate residential mortgage loans within our general market area of southern New England for portfolio and for sale in the secondary market.  The majority of loans sold are sold with servicing released.  From time to time we purchase one to four family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for our self-originated loans.  The following is a geographic summary of residential mortgages by property location as of September 30, 2008.

(Dollars in thousands)	Balance	% of Total
Rhode Island, Connecticut, Massachusetts	$541,785	87.7%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	28,752	4.6%
Ohio, Michigan	20,724	3.4%
California, Washington, Oregon	13,216	2.1%
Colorado, Texas, New Mexico, Utah	8,646	1.4%
Georgia	2,545	0.4%
New Hampshire, Vermont	2,073	0.3%
Other	588	0.1%
Total	$618,329	100.0%

The consumer portfolio is predominantly home equity lines and home equity loans.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

The commercial loan portfolio consists of commercial mortgages, construction and development (together, “commercial real estate”) and other commercial loans.  Approximately 90% of our commercial real estate loans are located in Rhode Island, Massachusetts and Connecticut.  The remaining 10% is located in New York, New Hampshire, Pennsylvania and New Jersey.  Other commercial loans are largely collateralized and in many cases the collateral consists of real estate occupied by the business as well as other business assets.

Total loans grew by $195.4 million, or 12%, during the first nine months of 2008 and amounted to $1.8 billion at September 30, 2008.  Commercial loans rose by $46.8 million, or 6%, in the third quarter of 2008, representing the eighth consecutive quarter of firm growth.  Commercial loans have increased by $161.6 million, or 24%, in the first nine months of 2008.  Residential loans increased by $10 million, or 2%, in the third quarter of 2008.  On a year to date basis, residential loans increased by $18.7 million, or 3%.  In the first quarter of 2008, Washington Trust sold $17.9 million in residential portfolio loans for interest rate risk and balance sheet management purposes, which resulted in a gain on sale of $80 thousand.  We do not have a practice of selling loans from portfolio and we have not sold any packages of loans from our portfolio in many years.  Consumer loans increased by $6.6 million, or 2%, in the third quarter of 2008 and by $15.2 million, or 5%, in the first nine months of 2008.

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

The allowance for loan losses is management’s best estimate of the inherent risk of loss in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses and carrying amount of other real estate owned.  Such agencies may require the financial institution to recognize additions to the allowances for loan losses based on their judgments about information available to them at the time of their examination.

At September 30, 2008, the allowance for loan losses was $22.6 million, or 1.28% of total loans, and 337% of total nonaccrual loans.  This compares with an allowance of $20.3 million, or 1.29% of total loans, and 471% of nonaccrual loans at December 31, 2007.  Net charge-offs amounted to $432 thousand and $596 thousand, respectively, for the quarter and first nine months of 2008, as compared to net charge-offs of $155 thousand and $322 thousand for the same periods in 2007.  Management believes that the level of allowance for loan losses at September 30, 2008 is appropriate.

Nonperforming Assets
Nonperforming assets include nonaccrual loans and other real estate owned.  Nonperforming assets are summarized in the following table:

(Dollars in thousands)	September 30,	December 31,
	2008	2007
Nonaccrual loans 90 days or more past due	$5,370	$2,490
Nonaccrual loans less than 90 days past due	1,341	1,814
Total nonaccrual loans	6,711	4,304
Property acquired through foreclosure or repossession, net	113	–
Total nonperforming assets	$6,824	$4,304
Nonaccrual loans as a percentage of total loans	0.38%	0.27%
Nonperforming assets as a percentage of total assets	0.25%	0.17%
Allowance for loan losses to nonaccrual loans	337.22%	471.12%
Allowance for loan losses to total loans	1.28%	1.29%

The following is an analysis of nonaccrual loans by loan category.

(Dollars in thousands)	September 30,	December 31,
	2008	2007
Residential real estate mortgages	$962	$1,158
Commercial:
Mortgages	1,986	1,094
Construction and development	–	–
Other	3,555	1,781
Consumer	208	271
Total nonaccrual loans	$6,711	$4,304

The increase in nonaccrual loans was largely due to 6 commercial loan relationships, totaling $2.1 million at September 30, 2008, moving into the non-accruing loan classification.  There were no accruing loans 90 days or more past due at September 30, 2008 or December 31, 2007.

At September 30, 2008, the Corporation had one restructured nonaccrual loan with no carrying value and 6 restructured accruing loans totaling $479 thousand.  At December 31, 2007, there were no restructured nonaccrual loans and one restructured accruing loan with a balance of $1.7 million.

Impaired loans consist of all nonaccrual commercial loans and loans restructured in a troubled debt restructuring.  At September 30, 2008, the recorded investment in impaired loans was $6.0 million, which had a related loan loss allowance of $705 thousand based on management’s evaluation of applicable collateral or expected cash flows.  Also during the nine months ended September 30, 2008, interest income recognized on impaired loans amounted to approximately $228 thousand.

The following is an analysis of past due loans by loan category.

(Dollars in thousands)	September 30,	December 31,
	2008	2007
Loans 30–59 Days Past Due
Commercial categories	$3,560	$1,450
Residential mortgages	1,619	1,620
Consumer loans	77	73
Loans 30–59 days past due	5,256	3,143
Loans 60–89 Days Past Due
Commercial categories	257	1,313
Residential mortgages	296	39
Consumer loans	–	38
Loans 60-89 days past due	553	1,390
Loans 90 Days or more Past Due
Commercial categories	5,134	1,963
Residential mortgages	188	441
Consumer loans	48	86
Loans 90 days or more past due	5,370	2,490
Total Past Due Loans
Commercial categories	8,951	4,726
Residential mortgages	2,103	2,100
Consumer loans	125	197
Total past due loans	$11,179	$7,023

Total 30 day+ delinquencies amounted to $11.2 million, or 0.63% of total loans, at September 30, 2008, up $4.2 million in the first nine months of 2008.  The largest increase was in the commercial loan category, which rose by $4.2 million in the first nine months of 2008.  Commercial loans represent $9.0 million, or 80%, of total delinquencies at September 30, 2008.

Washington Trust has never offered a subprime residential loan program.  Total residential mortgage and consumer loan 30 day+ delinquencies amounted to $2.2 million, or 0.24% of these loans, at September 30, 2008, compared to $2.3 million, or 0.26%, at December 31, 2007.  Total 90 day+ delinquencies in the residential mortgage and consumer loan categories amounted to $188 thousand (three loans) and $48 thousand (one loan), respectively, at September 30, 2008.  Nonaccrual loans, which include the 90 day+ delinquencies, amounted to $962 thousand and $208 thousand in the residential mortgage and consumer loan categories, respectively, at September 30, 2008.

The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that are performing, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the disclosure of nonaccrual or restructured loans above.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $7.4 million in potential problem loans at September 30, 2008, as compared to $8.1 million at December 31, 2007.  Approximately 90% of the potential problem loans at September 30, 2008 consisted of 5 commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  The Corporation’s loan policy provides guidelines for the review and monitoring of such loans in order to facilitate collection.

Deposits
Deposits totaled $1.7 billion at September 30, 2008, up by $91.0 million in the first nine months of 2008.  Excluding out of market brokered certificates of deposit, in-market deposits grew by $32.9 million, or 2%, from the balance at

December 31, 2007.  Runoff occurred in money market and savings deposits, while demand deposits and in-market time deposits rose by $61.0 million in the first nine months of 2008.

Demand deposits increased $12.3 million, or 7%, in the first nine months of 2008 and totaled $187.8 million at September 30, 2008.

NOW account balances decreased by $115 thousand, or 0.1%, in the first nine months of 2008 and totaled $164.8 million at September 30, 2008.

Money market account balances amounted to $298.1 million at September 30, 2008, down by $23.5 million, or 7%, from the balance at December 31, 2007.

During the first nine months of 2008, savings deposits decreased by $4.4 million, or 3%.

Time deposits (including brokered certificates of deposit) were up by $106.8 million, or 13%, from the balance at December 31, 2007.  Beginning in the third quarter of 2008, Washington Trust became a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Washington Trust uses CDARS to place customer funds into certificates of deposit issued by other banks that are members of the CDARS network.  This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance.  We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits.  CDARS deposits are considered to be brokered deposits for banking regulatory purposes.  We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.  Excluding out of market brokered certificates of deposit, in-market time deposits grew by $32.9 million, or 2%, in the first nine months of 2008.  Included in this amount are CDARS reciprocal time deposits of $21.7 million at September 30, 2008.  The Corporation utilizes out of market brokered time deposits as part of its overall funding program along with other sources.  Out of market brokered time deposits amounted to $187.9 million at September 30, 2008, up by $58.1 million, or 45%, from December 31, 2007.

Borrowings
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy.  FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLB advances increased $131.0 million during the nine months ended September 30, 2008.

During the third quarter of 2008, Washington Trust recognized a liability of $5.6 million, with a corresponding increase in goodwill, related to the acquisition of Weston Financial in August 2005.  This represented amounts earned under the terms of the Stock Purchase Agreement, which provided for a contingent payment earn-out in each year during the three-year period ending December 31, 2008.  In the first quarter of 2008, the Corporation paid approximately $8.1 million, which represented the 2007 earn-out payment.

See Note 7 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits.  Deposits (demand, NOW, money market, savings and time deposits) funded approximately 62% of total average assets in the first nine months of 2008.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  In addition, securities designated as available for sale may be sold in response to short-term or long-term liquidity needs.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during the first nine months of 2008.

For the nine months ended September 30, 2008, net cash provided by financing activities amounted to $225.2 million due primarily to net increases in FHLB advances and deposits.  See disclosure regarding the issuance of junior subordinated debentures in Note 7 to the Consolidated Financial Statements.  Net cash used in investing activities totaled $238.3 million for the nine months ended September 30, 2008 and was used mainly to fund loan growth and purchases of loans and securities.  During the first quarter of 2008, the Corporation received approximately $18.0 million in proceeds on the sale of certain residential mortgage loans from its loan portfolio.  See additional discussion under the caption “Loans” in the section labeled Financial Condition.  Also in the first quarter of 2008, the Corporation paid $8.1 million in deferred acquisition obligations.  Net cash provided by operating activities amounted to $22.3 million for the nine months ended September 30, 2008, and was generated primarily by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $184.8 million at September 30, 2008, compared to $186.5 million at December 31, 2007.  The decrease reflects the Corporation’s net income of $18.0 million which was more than offset by dividends declared of $8.3 million and a $12.3 million increase in accumulated other comprehensive loss.  The increase in accumulated other comprehensive loss was primarily due to increases in net unrealized losses on securities available for sale.  Also in 2008, the Corporation adopted the required measurement date provisions of SFAS No. 158.  The effect of this accounting change was a net reduction to equity of $426 thousand.  See Note 11 to the Consolidated Financial Statements for additional information regarding the adoption of the measurement date provisions of SFAS No. 158.

Under the Corporation’s 2006 Stock Repurchase Plan, no shares were repurchased during the nine months ended September 30, 2008.  As of September 30, 2008, a cumulative total of 185,400 shares have been repurchased at a total cost of $4.8 million under the 2006 Stock Repurchase Plan.

The ratio of total equity to total assets amounted to 6.7% at September 30, 2008, down from 7.3% at December 31, 2007.  Book value per share as of September 30, 2008 and December 31, 2007 amounted to $13.76 and $13.97, respectively.  The tangible book value per share was $8.80 at September 30, 2008, compared to $9.33 at the end of 2007.

The Corporation is subject to various regulatory capital requirements.  As of September 30, 2008, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

On October 2, 2008, the Corporation announced that it had entered into a purchase agreement with select institutional investors pursuant to which it raised $50 million in a private placement of its own common stock.  The net proceeds were approximately $47 million after deducting offering related fees and the proceeds were received on October 7, 2008.  The Corporation issued a total of 2.5 million shares of common stock at a price of $20 per share in the private placement.  On October 20, 2008, Washington Trust filed a registration statement with the SEC to register these shares for resale.  See Note 17 to the Consolidated Financial Statements for more information regarding the capital issuance.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at September 30, 2008.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (1)	$747,430	$197,617	$222,698	$188,175	$138,940
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	4,651	1,269	1,023	871	1,488
Software licensing arrangements	1,802	958	839	5	–
Treasury, tax and loan demand note	2,972	2,972	–	–	–
Deferred acquisition obligations	7,605	7,605	–	–	–
Other borrowed funds	19,862	29	66	19,578	189
Total contractual obligations	$817,313	$210,450	$224,626	$208,629	$173,608

(1)	All FHLB advances are shown in the period corresponding to their scheduled maturity.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$166,531	$106,297	$31,714	$17,864	$10,656
Home equity lines	178,652	664	7,378	–	170,610
Other loans	27,580	26,415	545	620	–
Standby letters of credit	7,656	917	100	6,639	–
Forward loan commitments to:
Originate loans	3,299	3,299	–	–	–
Sell loans	4,372	4,372	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	14,048	–	–	10,229	3,819
Mirror swaps with counterparties	14,048	–	–	10,229	3,819
Interest rate risk management contract:
Interest rate swap	10,000	–	–	10,000	–
Total commitments	$426,186	$141,964	$39,737	$55,581	$188,904

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2008 and December 31, 2007, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than

10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2008 and December 31, 2007.  Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2008		December 31, 2007
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-1.43%	-2.93%	-1.77%	-2.24%
100 basis point rate increase	0.63%	0.09%	-1.41%	-3.62%
200 basis point rate increase	1.87%	0.74%	-1.13%	-6.11%

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

The slightly lower positive exposure of net interest income to rising rates in Year 2 as compared to an unchanged rate scenario is primarily attributable to a projected increase in funding costs associated with retail deposits.  Increases in interest rates have created greater growth in rate-sensitive time and money market deposits than growth in other lower-cost deposit categories.  The ALCO modeling process assumes that this shift in deposit mix towards higher cost deposit categories would continue if interest rates were to increase, and that this assumption accurately reflects historical operating conditions in rising rate cycles.  Although asset yields would also increase in a rising interest rate environment, the cumulative impact of relative growth in the rate-sensitive higher cost deposit category suggests that by Year 2 of rising interest rate scenarios, the benefit in the Corporation’s cost of funds could reduce the rate of improvement in net interest margin compared to Year 1 of the parallel rising rate scenarios presented here.

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2008 and December 31, 2007 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and government-sponsored agency securities (noncallable)	$1,927	$(3,574)
U.S. government-sponsored agency securities (callable)	37	(74)
States and political subdivision	5,512	(11,387)
Mortgage-backed securities issued by U.S. government agencies
and U.S. government-sponsored enterprises	9,962	(39,065)
Corporate securities	(713)	1,187
Total change in market value as of September 30, 2008	$16,725	$(52,913)

Total change in market value as of December 31, 2007	$15,459	$(46,812)

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

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended September 30, 2008.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended September 30, 2008 regarding shares of common stock of the Corporation that were repurchased under the Deferred Compensation Plan, the 2006 Stock Repurchase Plan, the 1988 Plan, the 1997 Plan, and the 2003 Plan.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				N/A
7/1/2008 to 7/31/2008	–	–	–	N/A
8/1/2008 to 8/31/2008	–	–	–	N/A
9/1/2008 to 9/30/2008	–	–	–	N/A
Total Deferred Compensation Plan	–	–	–	N/A

2006 Stock Repurchase Plan (2)
Balance at beginning of period				214,600
7/1/2008 to 7/31/2008	–	–	–	214,600
8/1/2008 to 8/31/2008	–	–	–	214,600
9/1/2008 to 9/30/2008	–	–	–	214,600
Total 2006 Stock Repurchase Plan	–	–	–	214,600

Other (3)
Balance at beginning of period				N/A
7/1/2008 to 7/31/2008	–	–	–	N/A
8/1/2008 to 8/31/2008	–	–	–	N/A
9/1/2008 to 9/30/2008	10,309	16.80	10,309	N/A
Total Other	10,309	$16.80	10,309	N/A
Total Purchases of Equity Securities	10,309	$16.80	10,309

(1)
The Deferred Compensation Plan allows directors and officers to defer a portion of their compensation.  The deferred compensation is contributed to a rabbi trust that invests the assets of the trust into selected mutual funds as well as shares of the Bancorp’s common stock.  The plan authorizes Bancorp to acquire shares of Bancorp’s common stock to satisfy its obligation under this plan.  All shares are purchased in the open market.  As of October 15, 2007, the Bancorp’s common stock was no longer available as a new benchmark investment under the plan.  Further, directors and officers who currently have selected Bancorp’s common stock as a benchmark investment (the “Bancorp Stock Fund”) will be allowed to transfer from that fund during a transition period that will run through March 14, 2009.  After March 14, 2009, directors and officers will not be allowed to make transfers from the Bancorp Stock Fund and any distributions will be made in whole shares of Bancorp’s common stock to the extent of the benchmark investment election in the Bancorp Stock Fund.

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated — Filed herewith. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (1)

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.
(2)	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: November 6, 2008	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 6, 2008	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Secretary, Treasurer and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated — Filed herewith. (2)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (1)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (1)

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.
(2)	Management contract or compensatory plan or arrangement.