Form 10-K
period 2008-12-31
WASHINGTON TRUST BANCORP INC
filed 2009-02-27
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K

(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2008 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number:  000-13091

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     401-348-1200

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

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2008 was $215,971,363 based on a closing sales price of $19.70 per share as reported for the NASDAQ Global Select Market, which includes $10,645,827 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 25, 2009 was 15,949,541.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 11, 2009 for the Annual Meeting of Shareholders to be held April 28, 2009 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2008

Description		Page Number
Part I
Item 1	Business	3
Item 1A	Risk Factors	12
Item 1B	Unresolved Staff Comments	16
Item 2	Properties	16
Item 3	Legal Proceedings	17
Item 4	Submission of Matters to a Vote of Security Holders	17
	Executive Officers of the Registrant	18
Part II
Item 5	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities	19
Item 6	Selected Financial Data	21
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	58
Item 8	Financial Statements and Supplementary Data	58
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	116
Item 9A	Controls and Procedures	116
Item 9B	Other Information	116
Part III
Item 10	Directors, Executive Officers and Corporate Governance	116
Item 11	Executive Compensation	116
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	117
Item 13	Certain Relationships and Related Transactions, and Director Independence	118
Item 14	Principal Accounting Fees and Services	118
Item 15	Exhibits and Financial Statement Schedules	118
Signatures		122
Exhibit 2.2	Amendment to Stock Purchase Agreement
Exhibit 10.49	Annual Performance Plan
Exhibit 10.50	Amendment to Registrant's 1997 Equity Incentive Plan
Exhibit 10.51	Amendment to Registrant's Wealth Management Business Building Incentive Plan
Exhibit 21.1	Subsidiaries of the Registrant
Exhibit 23.1	Consent of Independent Accountants
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Through its subsidiaries, the Bancorp offers a broad range of financial services to individuals and businesses, including wealth management, through its offices in Rhode Island, Massachusetts and southeastern Connecticut, ATMs, and its Internet website (www.washtrust.com).  The Bancorp’s common stock is traded on the NASDAQ Global Select® Market under the symbol “WASH.”

The accounting and reporting policies of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”) are in accordance with U. S. generally accepted accounting principles (“GAAP”) and conform to general practices of the banking industry.  At December 31, 2008, Washington Trust had total assets of $3.0 billion, total deposits of $1.8 billion and total shareholders’ equity of $235.1 million.

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

The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products.  In addition, Washington Trust purchases loans for its portfolio from various other financial institutions.  In making commercial loans, Washington Trust may occasionally solicit the participation of other banks and may also occasionally participate in commercial loans originated by other banks.  From time to time, we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors.  Washington Trust generally underwrites its residential mortgages based upon secondary market standards.  Residential mortgages are originated both for sale in the secondary market as well as for retention in the Corporation’s loan portfolio.  Loan sales in the secondary market provide funds for additional lending and other banking activities.  The majority of loans are sold with servicing released.  We also originate residential loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.

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

Wealth Management Services
The Corporation generates fee income from providing investment management, trust and financial planning services.  Washington Trust provides personal trust services, including services as executor, trustee, administrator, custodian and guardian.  Institutional trust services are also provided, including services as trustee for pension and profit sharing plans.  Investment management and financial planning services are provided for both personal and institutional clients.  At December 31, 2008 and 2007, wealth management assets under administration totaled $3.1 billion and $4.0 billion, respectively.  These assets are not included in the Consolidated Financial Statements.

Business Segments
Segment reporting information is presented in Note 17 to the Consolidated Financial Statements.

Acquisitions
The following summarizes Washington Trust’s acquisition history:

On August 31, 2005, the Bancorp completed the acquisition of Weston Financial Group, Inc. (“Weston Financial”), a Registered Investment Adviser and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. Pursuant to the Stock Purchase Agreement, dated March 18, 2005, as amended December 24, 2008, the acquisition was effected by the Bancorp’s acquisition of all of Weston Financial’s outstanding capital stock. (1)

On April 16, 2002, the Bancorp completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island chartered community bank.  First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island.  The Richmond and North Kingstown branches were closed and consolidated into existing Bank branches in May 2002.  Pursuant to the Agreement and Plan of Merger, dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into the Bancorp and the merger of First Bank with and into the Bank. (1)

On June 26, 2000, the Bancorp completed the acquisition of Phoenix Investment Management Company, Inc. (“Phoenix”), an independent investment advisory firm located in Providence, Rhode Island.  Pursuant to the Agreement and Plan of Merger, dated April 24, 2000, the acquisition was effected by means of merger of Phoenix with and into the Bank. (2)

On August 25, 1999, the Bancorp completed the acquisition of Pier Bank, a Rhode Island chartered community bank headquartered in South Kingstown, Rhode Island.  Pursuant to the Agreement and Plan of Merger, dated February 22, 1999, the acquisition was effected by means of merger of Pier Bank with and into the Bank. (2)
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

Subsidiaries
The Bancorp’s subsidiaries include the Bank and Weston Securities Corporation (“WSC”).  The Bancorp also owns all of the outstanding common stock of WT Capital Trust I, WT Capital Trust II and Washington Preferred Capital Trust, special purpose finance entities formed with the sole purpose of issuing trust preferred debt securities and investing the proceeds in junior subordinated debentures of the Bancorp.  See Note 11 to the Consolidated Financial Statements for additional information.

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

The Bank operates ten of its seventeen branch offices in Washington County, Rhode Island.  As of June 30, 2008, based upon information reported in the FDIC’s Deposit Market Share Report, the Bank had 47% of total deposits reported by all financial institutions for Washington County. We have excluded our out-of-market brokered certificates of deposit from this measurement to provide a more representative measurement of our market share.  Out-of-market brokered certificates of deposit are utilized by the Corporation as part of its overall funding program along with other sources.  The closest competitor held 26%, and the second closest competitor held 8% of total deposits in Washington County.  We believe that being the largest commercial banking institution headquartered within this market area provides a competitive advantage over other financial institutions.

The Bank’s remaining seven branch offices are located in Providence and Kent Counties in Rhode Island and New London County in southeastern Connecticut.  In December 2008, Washington Trust relocated its Washington Street branch office in Providence to a new branch office located in the financial district of Providence.  In 2009, the Bank plans to open a de novo branch in Kent County (Warwick), subject to the approval of state and federal regulators.  The Warwick branch will bring the total number of the Bank’s branch offices to eighteen.  We continue to expand our branch footprint and broaden our presence in Providence and Kent Counties.  Both the population and number of businesses in Providence and Kent Counties far exceed those in Washington County.

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

Employees
At December 31, 2008, Washington Trust had 440 full-time and 43 part-time and other employees.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and a 401(k) plan. Management considers relations with its employees to be good.  See Note 15 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

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

The FRB has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, or commitments to, the FRB.  The FRB is also empowered to, among other things, assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

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

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”).  The Interstate Act permits adequately capitalized or well-capitalized and adequately or well-managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions.  The Interstate Act also generally authorizes the interstate merger of banks.  In addition, among other things, the Interstate Act permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action.  Rhode Island and Connecticut, the two states in which the Corporation conducts branch-banking operations, have adopted legislation to "opt in" to interstate merger and branching provisions that effectively eliminated state law barriers.  However, as a bank holding company, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

Control Acquisitions.  The Change in Bank Control Act prohibits a person or a group of persons from acquiring “control” of a bank holding company, such as the Bancorp, unless the FRB has been notified and has not objected to the transaction.  Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would, under the circumstances set forth in the presumption, constitute the acquisition of control of the bank holding company.  In addition, a company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting securities of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.  In September 2008, the FRB released guidance on minority investment in banks which relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance.

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

Regulation of the Registered Investment Adviser and Broker-Dealer.  WSC is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”), FINRA and the Commonwealth of Massachusetts.  Weston Financial is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and is subject to extensive regulation, supervision, and examination by the SEC and the Commonwealth of Massachusetts, including those related to sales methods, trading practices, the use and safekeeping of customers’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

As an investment advisor, Weston Financial is subject to the Investment Advisers Act and any regulations promulgated thereunder, including fiduciary, recordkeeping, operational and disclosure obligations.  Each of the mutual funds for which Weston Financial acts an advisor or subadvisor is registered with the SEC under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and subject to requirements thereunder.  Shares of each mutual fund are registered with the SEC under the Securities Act of 1933, as amended (the “Securities Act”), and are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of those jurisdictions.  In addition, an advisor or subadvisor to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Insurance of Accounts and FDIC Regulation.  The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC.  In 2006, the FDIC enacted various rules to implement the provisions of the Federal Deposit Insurance Reform Act of 2005 (the “FDIR Act”).  Pursuant to the FDIR Act, in 2006 the FDIC merged the Bank Insurance Fund with the Savings Association Insurance Fund to create a newly named Deposit Insurance Fund (the “DIF”) that covers both banks and savings associations.  The FDIC also revised, effective January 1, 2007, the risk-based premium system under which the FDIC classifies institutions based on the factors described below and generally assesses higher rates on those institutions that tend to pose greater risks to the DIF.  For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios.  CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk.  For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings and CAMELS component ratings.  For institutions, such as the Bank, which are in the lowest risk category, assessment rates vary initially from five to seven basis points of deposits.  Beginning January 1, 2009, the FDIC assessment rates were raised seven basis points and vary initially from twelve to fourteen basis points of deposits.  Based on a final ruling approved by the FDIC on February 27, 2009, further rate changes will take effect on April 1, 2009, after which assessment rates will vary initially from twelve to sixteen basis points of deposits with additional adjustments which could result in total base assessment rates of seven to twenty-four basis points of deposits.  On February 27, 2009, the FDIC also issued an interim rule that provides for a twenty basis point special assessment on June 30, 2009.  The interim rule also provides that the FDIC may impose additional assessments of up to ten basis points thereafter under certain circumstances.  The Federal Deposit Insurance Act (“FDIA”), as amended by the FDIR Act, requires the FDIC to set a ratio of deposit insurance reserves to estimated insured deposits, the designated reserve ratio (the “DRR”), for a particular year within a range of 1.15% to 1.50%.  For 2008, the FDIC has set the initial DRR at 1.25%.  Under the FDIR Act and the FDIC’s revised premium assessment program, every FDIC-insured institution will pay some level of deposit insurance assessments regardless of the level of the DRR.  In 2008, FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2009.  The Bank’s FDIC deposit insurance costs totaled $1.0 million in 2008.  We cannot predict whether, as a result of an adverse change in economic conditions or other reasons, the FDIC will be required in the future to further increase deposit insurance assessments levels.

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

The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital.  Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  The minimum Tier 1 capital ratio is 4% and the minimum total risk-based capital is 8%.  At December 31, 2008, the Corporation’s net risk-weighted assets amounted to $1.9 billion, its Tier 1 capital ratio was 11.29% and its total risk-based capital ratio was 12.54%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.  Although the stated minimum ratio is 100 to 200 basis points above 3%, banking organizations must maintain a ratio of at least 5% to be classified as “well-capitalized.”  The Corporation’s leverage ratio was 7.53% as of December 31, 2008.

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), among other things, identifies five capital categories for insured depository institutions (well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) and requires the federal banking agencies (the “Agencies”) to implement systems for “prompt corrective action” for insured depository institutions that do not meet minimum capital requirements within such categories.  FDICIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the category in which an institution is classified.  Failure to meet the capital guidelines could also subject a banking institution to capital raising requirements.  An “undercapitalized” bank must develop a capital restoration plan and its parent holding company must guarantee that bank’s compliance with the plan.  The liability of the parent holding company under any such guarantee is limited to the lesser of 5% of the bank’s assets at the time it became “undercapitalized” or the amount needed to comply with the plan.  Furthermore, in the event of the bankruptcy of the parent holding company, such guarantee would take priority over the parent’s general unsecured creditors.  In addition, FDICIA requires the Agencies to prescribe certain non-capital standards for safety and soundness relating generally to operations and management, asset quality and executive compensation and permits regulatory action against a financial institution that does not meet such standards.

The Agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.  Under the regulations, a bank generally shall be deemed to be:

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

Regulators also must take into consideration (1) concentrations of credit risk; (2) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital.  This evaluation will be made as a part of the institution’s regular safety and soundness examination.  In addition, the Bancorp, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.  At December 31, 2008, the Bank’s capital ratios placed it in the well-capitalized category.  Reference is made to Note 12 to the Consolidated Financial Statements for additional discussion of the Corporation’s regulatory capital requirements.

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

The Agencies issued a final rule entitled “Risk-Based Capital Standards: Advanced Capital Adequacy Framework - Basel II” (“Basel II”), which became effective on April 1, 2008 and “core banks” (“core banks” are the approximately 20 largest U.S. bank holding companies) were required to adopt a board-approved plan to implement Basel II by October 1, 2008.  Basel II will result in significant changes to the risk based capital standards for "core banks” subject to Basel II and other banks that elect to use such rules to calculate their risk-based capital requirements.  In connection with Basel II, the Agencies published a joint notice of proposed rulemaking entitled "Risk-Based Capital Guidelines; Capital Adequacy Guidelines: Standardized Framework" on July 29, 2008 (the "Standardized Approach Proposal").  The Standardized Approach Proposal, if adopted by the Agencies, would provide all non-core banks with an optional framework, based upon the standardized approach under the international Basel II Accord, for calculating their risk-based capital requirements.  The Bank does not currently expect to calculate their capital ratios under Basel II or in accordance with the Standardized Approach Proposal. Accordingly, the Corporation is not yet in a position to determine the effect of such rules on its risk capital requirements.

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

Limitations on Bank Dividends.  The Bancorp’s revenues consist primarily of cash dividends paid to it by the Bank.  The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis.  Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations.  Reference is made to Note 12 to the Consolidated Financial Statements for additional discussion of the Corporation’s ability to pay dividends.

Customer Information Security.  The Agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers.  These guidelines implement provisions of GLBA, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework.  Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The federal banking regulators have issued guidance for banks on response programs for unauthorized access to customer information.  This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible”.  A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches.

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

Regulation R.  The FRB approved Regulation R implementing the bank broker push out provisions under Title II of the GLBA.  GLBA provided 11 exceptions from the definition of “broker” in Section 3(a)(4) of the Exchange Act that permit banks not registered as broker-dealers with the SEC to effect securities transactions under certain conditions.  Regulation R implements certain of these exceptions.  In 2007, the SEC also approved Regulation R.  The Bank began complying with Regulation R on the first day of the bank’s fiscal quarter starting after September 30, 2008.  The FRB and SEC have stated that they will jointly issue any interpretations or no-action letters/guidance regarding Regulation R and consult with each other and the appropriate federal banking agency with respect to formal enforcement actions pursuant to Regulation R.

Regulatory Enforcement Authority.  The enforcement powers available to the Agencies include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined.  In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.  Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by the Agencies.

Identity Theft Red Flags.  The Agencies jointly issued final rules and guidelines in 2007 implementing Section 114 (“Section 114”) of the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) and final rules implementing Section 315 (“Section 315”) of the FACT Act.  Section 114 requires each financial institution or creditor to develop and implement a written Identity Theft Prevention Program (the “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Section 114 also requires credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances.  The Agencies issued joint rules under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.  The final rules and guidelines became effective January 1, 2008 with a mandatory compliance deadline for the Bank of November 1, 2008.

Fair Credit Reporting Affiliate Marketing Regulations.  In 2007, the Agencies published final rules to implement the affiliate marketing provisions in Section 214 of the FACT Act, which amends the Fair Credit Reporting Act.  The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.  These rules became effective January 1, 2008 with a mandatory compliance deadline for the Bank of October 1, 2008.

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

Securities and Exchange Commission Availability of Filings
Under Sections 13 and 15(d) of the Exchange Act, periodic and current reports must be filed or furnished with the SEC.  You may read and copy any reports, statements or other information filed by Washington Trust with the SEC at its public reference room at 100 F Street, N.E., Washington, D.C. 20549.  Please call the SEC at 1-800-SEC-0330 for further information on the public reference rooms.  Washington Trust’s filings are also available to the public from commercial document retrieval services and at the website maintained by the SEC at http://www.sec.gov.  In addition, Washington Trust makes available free of charge on the Investor Relations section of its website (www.washtrust.com) its annual report on Form 10-K, its quarterly reports on Form 10-Q, current reports on Form 8-K, and exhibits and amendments to those reports as soon as reasonably practicable after it electronically files such material with, or furnishes it to, the SEC.  Information on the Washington Trust website is not incorporated by reference into this Annual Report on Form 10-K.

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

For additional discussion on interest rate risk, see disclosures in Item 7 under the caption "Asset / Liability Management and Interest Rate Risk."

The Market Value of Wealth Management Assets under Administration May Be Negatively Affected by Changes in Economic and Market Conditions
Revenues from wealth management services represented 27% of our total revenues for 2008.  A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities.  Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

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

•
Regional credit concentration - We are exposed to real estate and economic factors in southern New England, because a significant portion of our loan portfolio is concentrated among borrowers in this market.  Further, because a substantial portion of our loan portfolio is secured by real estate in this area, including residential mortgages, most consumer loans, commercial mortgages and other commercial loans, the value of our collateral is also subject to regional real estate market conditions and other factors that might affect the value of real estate, including natural disasters.

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

•
Volatility in the financial markets associated with subprime mortgages, including adverse impacts on credit quality and liquidity within the financial markets, have been associated with a general decline in the real estate and housing market along with significant mortgage loan related losses reported by many other financial institutions.  Global and domestic economic conditions have been adversely affected by these factors.  No assurance can be given that these conditions will not result in an increase in delinquencies with a negative impact on our loan loss experience, necessitating an increase in our allowance for loan losses.

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

We Have Credit Risk Inherent in Our Securities Portfolio
We maintain a diversified securities portfolio, which includes mortgage-backed securities issued by U.S. government and government sponsored agencies, obligations of the U.S. Treasury and government-sponsored agencies, securities issued by state and political subdivisions, trust preferred debt securities primarily issued by financial service companies, and corporate debt securities.  We also invest in capital securities, which include common and perpetual preferred stocks.  We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities.

The current economic environment and recent volatility of financial markets increase the difficulty of assessing investment securities impairment and the same influences tend to increase the risk of potential impairment of these assets.  During the year ended December 31, 2008, we recorded charges for other-than-temporary impairment of securities of $5.9 million.  We believe we have adequately reviewed our investment securities for impairment and that our investment securities are carried at fair value.  However, over time, the economic and market environment may provide additional insight regarding the fair value of certain securities, which could change our judgment regarding impairment.  This could result in realized losses relating to other-than-temporary declines being charged against future income.  Given the current market conditions and the significant judgments involved, there is continuing risk that further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

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

Economic Conditions
National and local economic conditions have an impact on the banking and financial services industry, including those of the Corporation.  The Corporation’s operating results depend to a large extent on providing products and services to customers in our local market area.  Unemployment rates, real estate values, demographic changes, property tax rates, and local and state governments have an impact on local and regional economic conditions.  An increase in unemployment, a decrease in real estate values, an increase in property tax rates, or decrease in population could weaken the local economies in which the Corporation operates.  Weak economic conditions could lead to credit quality concerns related to repayment ability and collateral protection.  These conditions could also affect the Corporation’s ability to retain or grow deposits.

Current Levels of Market Volatility Are Unprecedented.
The capital and credit markets have been experiencing volatility and disruption for more than 12 months, recently reaching unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Operational Risk
The Corporation is subject to certain operational risks, including, but not limited to, data processing system failures and errors, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. The Corporation depends upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet.  Despite instituted safeguards, the Corporation cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and the Corporation could be exposed to claims from customers. While the Corporation maintains a system of internal controls and procedures, any of these results could have a material adverse effect on the Corporation's business, financial condition, results of operations or liquidity.

Technological Development and Changes
The financial services industry is subject to rapid technological changes with frequent introductions of new technology driven products and services. In addition to improving the Corporation's ability to serve customers, the effective use of technology increases efficiencies and helps to maintain or reduce expenses. The Corporation's ability to keep pace with technological changes affecting the financial industry and to introduce new products and services based on this new technology will be important to the Corporation's continued success.

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

Changes in GAAP applicable to the Corporation could have a material impact on the Corporation’s reported results of operations.

ITEM 1B.  Unresolved Staff Comments
None.

GUIDE 3 Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.
Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	31-32
II.	Investment Portfolio	40-41, 82
III.	Loan Portfolio	44-48, 83
IV.	Summary of Loan Loss Experience	50-51, 85
V.	Deposits	31, 90
VI.	Return on Equity and Assets	21
VII.	Short-Term Borrowings	91

ITEM 2.  Properties
The Corporation conducts its business from seventeen offices, including its headquarters located at 23 Broad Street, Westerly, Rhode Island and offices located within Washington, Providence and Kent Counties in Rhode Island and New London County in southeastern Connecticut.  In addition, Washington Trust has a commercial lending office located in the financial district of Providence and provides wealth management services from its main office and offices located in Providence and Narragansett, Rhode Island and Wellesley, Massachusetts.  The Bank also has two operations facilities located in Westerly, Rhode Island.  At December 31, 2008, nine of the Corporation’s facilities were owned, twelve were leased and one branch office was owned on leased land.  Lease expiration dates range from five months to fourteen years with renewal options on certain leases of two to fifteen years.  All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

In addition to the locations mentioned above, the Bank has three owned offsite-ATMs in leased spaces.  The terms of two of these leases are negotiated annually.  The lease term for the third offsite-ATM expires in three years with no renewal option.

The Bank also operates ATMs that are branded with the Bank’s logo under contracts with a third party vendor located in retail stores and other locations in Rhode Island, southeastern Connecticut and southeastern Massachusetts.

For additional information regarding premises and equipment and lease obligations see Note 7 to the Consolidated Financial Statements.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2008.

Executive Officers of the Registrant
The following is a list of all executive officers of the Bancorp and the Bank with their titles, ages, and years of service, followed by certain biographical information as of December 31, 2008.
			Years of
Name	Title	Age	Service
John C. Warren	Chairman and Chief Executive Officer of the Bancorp and the Bank	63	13

John F. Treanor	President and Chief Operating Officer of the Bancorp and the Bank	61	10

Galan G. Daukas	Executive Vice President of Wealth Management of the Bancorp and the Bank	45	3

David V. Devault	Executive Vice President, Chief Financial Officer and Secretary of the Bancorp	54	22
	and the Bank

Mark K. W. Gim	Executive Vice President and Treasurer of the Bancorp and the Bank	42	15

Stephen M. Bessette	Executive Vice President – Retail Lending of the Bank	61	12

B. Michael Rauh, Jr.	Executive Vice President –Sales, Service and Delivery of the Bank	49	17

James M. Vesey	Executive Vice President and Chief Credit Officer of the Bank	61	10

Dennis L. Algiere	Senior Vice President – Chief Compliance Officer and Director of	48	14
	Community Affairs of the Bank

Vernon F. Bliven	Senior Vice President – Human Resources of the Bank	59	36

Elizabeth B. Eckel	Senior Vice President – Marketing of the Bank	48	17

William D. Gibson	Senior Vice President – Risk Management of the Bank	62	10

Barbara J. Perino, CPA	Senior Vice President – Operations and Technology of the Bank	47	20

John C. Warren joined the Bancorp and the Bank in 1996 as President and Chief Operating Officer.  In 1997, he was elected President and Chief Executive Officer of the Bancorp and the Bank.  In 1999, he was elected Chairman and Chief Executive Officer of the Bancorp and the Bank.

John F. Treanor joined the Bancorp and the Bank in 1999 as President and Chief Operating Officer.

Galan G. Daukas joined the Bancorp and the Bank in 2005 as Executive Vice President of Wealth Management.  Prior to joining Washington Trust, he held the position of Chief Operating Officer of The Managers Funds, LLC from 2002 to 2005.

David V. Devault joined the Bank in 1986 as Controller.  He was promoted to Vice President and Chief Financial Officer of the Bancorp and the Bank in 1987 and to Senior Vice President and Chief Financial Officer of the Bancorp and the Bank in 1990.  In 1997, he was also elected Treasurer of the Bancorp and the Bank.  He was named Executive Vice President, Treasurer and Chief Financial Officer of the Bancorp and the Bank in 1998.  He was appointed to the position of Secretary of the Bank in 2002 and Secretary of the Bancorp in 2005.  In 2008, his title was changed to Executive Vice President, Chief Financial Officer and Secretary of the Bancorp and the Bank.

Mark K. W. Gim joined the Bank in 1993 as Financial Planning Officer.  He was promoted to Assistant Vice President – Financial Planning of the Bank in 1995, and to Vice President – Financial Planning of the Bank in 1996.  In 2000, he was promoted to Senior Vice President – Financial Planning and Asset/Liability Management of the Bank.  He was named Executive Vice President and Treasurer of the Bancorp and the Bank in 2008.

Stephen M. Bessette joined the Bank in 1997 as Senior Vice President – Retail Lending.  He was named Executive Vice President – Retail Lending in 2005.

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

Dennis L. Algiere joined the Bank in 1995 as Compliance Officer.  He was named Vice President – Compliance in 1996 and was promoted to Senior Vice President – Compliance and Community Affairs in 2001.  He was named Senior Vice President – Chief Compliance Officer and Director of Community Affairs in 2003.

Vernon F. Bliven joined the Bank in 1972 and was named Assistant Vice President in 1980, Vice President in 1986 and Senior Vice President – Human Resources in 1993.

Elizabeth B. Eckel joined the Bank in 1991 as Director of Advertising and Public Relations. In 1995, she was named Vice President – Marketing.  She was promoted to Senior Vice President – Marketing in 2000.

William D. Gibson joined the Bank in 1999 as Senior Vice President – Credit Administration.  In 2007, he was named Senior Vice President – Risk Management.

Barbara J. Perino joined the Bank in 1988 as Financial Accounting Officer.  She was named Controller in 1989 and Vice President - Controller in 1992.  In 1998, she was promoted to Senior Vice President – Operations and Technology.

PART II

ITEM 5.	Market for the Registrant’s Common Stock, Related Stockholder Matters and Issuer Purchases of Equity Securities
Washington Trust’s common stock trades on the NASDAQ Global Select® Market under the symbol WASH.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2008 and 2007 are presented in the following table.  The stock prices are based on the high and low sales prices during the respective quarter.

2008 Quarters	1	2	3	4
Stock prices:
High	$26.50	$26.49	$33.34	$27.30
Low	21.84	19.70	18.43	16.33

Cash dividend declared per share	$0.20	$0.21	$0.21	$0.21

2007 Quarters	1	2	3	4
Stock prices:
High	$28.98	$27.69	$28.42	$28.65
Low	25.32	23.90	22.87	23.49

Cash dividend declared per share	$0.20	$0.20	$0.20	$0.20

The Bancorp will continue to review future common stock dividends based on profitability, financial resources and economic conditions.  The Bancorp (including the Bank prior to 1984) has recorded consecutive quarterly dividends for over 100 years.

The Bancorp’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank.  A discussion of the restrictions on the advance of funds or payment of dividends to the Bancorp is included in Note 12 to the Consolidated Financial Statements.

At February 25, 2009 there were 1,999 holders of record of the Bancorp’s common stock.

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The following table provides information as of and for the quarter ended December 31, 2008 regarding shares of common stock of the Corporation that were repurchased under the Amended and Restated Nonqualified Deferred Compensation Plan (“Deferred Compensation Plan”), the 2006 Stock Repurchase Plan, the Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), and the Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”).

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
Deferred Compensation Plan (1)
Balance at beginning of period				N/A
10/1/2008 to 10/31/2008	–	–	–	N/A
11/1/2008 to 11/30/2008	–	–	–	N/A
12/1/2008 to 12/31/2008	–	–	–	N/A
Total Deferred Compensation Plan	–	–	–	N/A

2006 Stock Repurchase Plan (2)
Balance at beginning of period				214,600
10/1/2008 to 10/31/2008	–	–	–	214,600
11/1/2008 to 11/30/2008	–	–	–	214,600
12/1/2008 to 12/31/2008	–	–	–	214,600
Total 2006 Stock Repurchase Plan	–	–	–	214,600

Other (3)
Balance at beginning of period				N/A
10/1/2008 to 10/31/2008	–	–	–	N/A
11/1/2008 to 11/30/2008	–	–	–	N/A
12/1/2008 to 12/31/2008	–	–	–	N/A
Total Other	–	–	–	N/A
Total Purchases of Equity Securities	–	–	–	–

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

(3)
Pursuant to the Corporation’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options.  While required to be reported in this table, such transactions are not reported as share repurchases in the Corporation’s Consolidated Financial Statements.  The share-based compensation plans (the 1997 Plan and the 2003 Plan) have expiration dates of April 29, 2017 and February 20, 2023, respectively.

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

Selected Financial Data	(Dollars in thousands, except per share amounts)

At or for the years ended December 31,	2008	2007	2006	2005	2004
Financial Results:
Interest income	$140,662	$136,434	$131,134	$115,693	$96,853
Interest expense	75,149	76,490	69,660	55,037	42,412
Net interest income	65,513	59,944	61,474	60,656	54,441
Provision for loan losses	4,800	1,900	1,200	1,200	610
Net interest income after provision for loan losses	60,713	58,044	60,274	59,456	53,831
Noninterest income:
Net realized gains on securities	2,224	455	443	389	248
Losses on write-downs of investments to fair value	(5,937)	–	–	(32)	–
Other noninterest income	44,233	45,054	41,740	30,589	26,657
Total noninterest income	40,520	45,509	42,183	30,946	26,905
Noninterest expense	71,742	68,906	65,335	56,393	50,373
Income before income taxes	29,491	34,647	37,122	34,009	30,363
Income tax expense	7,319	10,847	12,091	10,985	9,534
Net income	$22,172	$23,800	$25,031	$23,024	$20,829
Per share information ($):
Earnings per share:
Basic	1.59	1.78	1.86	1.73	1.57
Diluted	1.57	1.75	1.82	1.69	1.54
Cash dividends declared (1)	0.83	0.80	0.76	0.72	0.68
Book value	14.75	13.97	12.89	11.86	11.44
Tangible book value	10.47	9.33	8.61	7.79	9.64
Market value - closing stock price	19.75	25.23	27.89	26.18	29.31
Performance Ratios (%):
Return on average assets	0.82	0.99	1.04	0.98	0.97
Return on average shareholders’ equity	11.12	13.48	14.99	14.80	14.40
Average equity to average total assets	7.35	7.33	6.93	6.62	6.73
Dividend payout ratio (2)	52.87	45.71	41.76	42.60	44.16
Asset Quality Ratios (%):
Total past due loans to total loans	0.96	0.45	0.49	0.27	0.43
Nonperforming loans to total loans	0.42	0.27	0.19	0.17	0.38
Nonperforming assets to total assets	0.30	0.17	0.11	0.10	0.21
Allowance for loan losses to nonaccrual loans	305.07	471.12	693.87	742.25	354.49
Allowance for loan losses to total loans	1.29	1.29	1.29	1.28	1.34
Net charge-offs (recoveries) to average loans	0.08	0.03	0.02	(0.01)	(0.02)
Capital Ratios (%):
Tier 1 leverage capital ratio	7.53	6.09	6.01	5.45	5.35
Tier 1 risk-based capital ratio	11.29	9.10	9.57	9.06	9.15
Total risk-based capital ratio	12.54	10.39	10.96	10.51	10.72
Tangible equity to tangible assets	5.76	5.03	4.94	4.43	5.60
____________

(1)	Represents historical per share dividends declared by the Bancorp.
(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Financial Data	(Dollars in thousands)

December 31,	2008	2007	2006	2005	2004
Assets:
Cash and cash equivalents	$58,190	$41,112	$71,909	$66,163	$52,081
Total securities	866,219	751,778	703,851	783,941	890,058
FHLB stock	42,008	31,725	28,727	34,966	34,373
Loans:
Commercial and other	880,313	680,266	587,397	554,734	507,711
Residential real estate	642,052	599,671	588,671	582,708	513,695
Consumer	316,789	293,715	283,918	264,466	228,270
Total loans	1,839,154	1,573,652	1,459,986	1,401,908	1,249,676
Less allowance for loan losses	23,725	20,277	18,894	17,918	16,771
Net loans	1,815,429	1,553,375	1,441,092	1,383,990	1,232,905
Investment in bank-owned life insurance	43,163	41,363	39,770	30,360	29,249
Goodwill and other intangibles	68,266	61,912	57,374	54,372	23,900
Other assets	72,191	58,675	56,442	48,211	45,254
Total assets	$2,965,466	$2,539,940	$2,399,165	$2,402,003	$2,307,820
Liabilities:
Deposits:
Demand deposits	$172,771	$175,542	$186,533	$196,102	$189,588
NOW accounts	171,306	164,944	175,479	178,677	174,727
Money market accounts	305,879	321,600	286,998	223,255	196,775
Savings accounts	173,485	176,278	205,998	212,499	251,920
Time deposits	967,427	807,841	822,989	828,725	644,875
Total deposits	1,790,868	1,646,205	1,677,997	1,639,258	1,457,885
FHLB advances	829,626	616,417	474,561	545,323	672,748
Junior subordinated debentures	32,991	22,681	22,681	22,681	–
Other borrowings	26,743	32,560	14,684	9,774	3,417
Other liabilities	50,127	35,564	36,186	26,521	21,918
Shareholders' equity	235,111	186,513	173,056	158,446	151,852
Total liabilities and shareholders’ equity	$2,965,466	$2,539,940	$2,399,165	$2,402,003	$2,307,820

Asset Quality:
Nonaccrual loans	$7,777	$4,304	$2,723	$2,414	$4,731
Nonaccrual investment securities	633	–	–	–	–
Other real estate owned, net	392	–	–	–	4
Total nonperforming assets	$8,802	$4,304	$2,723	$2,414	$4,735

Wealth Management Assets:
Market value of assets under administration	$3,147,649	$4,014,352	$3,609,180	$3,215,763	$1,821,718

Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)

2008	Q1	Q2	Q3	Q4	Year
Interest income:
Interest and fees on loans	$24,970	$24,406	$25,520	$26,043	$100,939
Income on securities:
Taxable	8,416	8,302	8,504	9,160	34,382
Nontaxable	780	786	778	781	3,125
Dividends on corporate stock and FHLB stock	620	489	407	366	1,882
Other interest income	140	50	128	16	334
Total interest income	34,926	34,033	35,337	36,366	140,662
Interest expense:
Deposits	11,899	9,248	9,884	10,164	41,195
FHLB advances	7,299	7,794	8,011	7,790	30,894
Junior subordinated debentures	338	509	524	508	1,879
Other interest expense	314	275	274	318	1,181
Total interest expense	19,850	17,826	18,693	18,780	75,149
Net interest income	15,076	16,207	16,644	17,586	65,513
Provision for loan losses	450	1,400	1,100	1,850	4,800
Net interest income after provision for loan losses	14,626	14,807	15,544	15,736	60,713
Noninterest income:
Wealth management services:
Trust and investment advisory fees	5,342	5,321	5,238	4,415	20,316
Mutual fund fees	1,341	1,445	1,383	1,036	5,205
Financial planning, commissions and
other service fees	575	884	570	723	2,752
Wealth management services	7,258	7,650	7,191	6,174	28,273
Service charges on deposit accounts	1,160	1,208	1,215	1,198	4,781
Merchant processing fees	1,272	1,914	2,221	1,493	6,900
Income from bank-owned life insurance	447	453	452	448	1,800
Net gains on loan sales and commissions
on loans originated for others	491	433	239	233	1,396
Net realized gains on securities	813	1,096	–	315	2,224
Losses on write-downs of investments to fair value	(858)	(1,149)	(982)	(2,948)	(5,937)
Net unrealized gains (losses) on interest rate
swap contracts	119	26	(24)	(663)	(542)
Other income	342	528	278	477	1,625
Total noninterest income	11,044	12,159	10,590	6,727	40,520
Noninterest expense:
Salaries and employee benefits	10,343	10,411	10,580	9,703	41,037
Net occupancy	1,138	1,064	1,123	1,211	4,536
Equipment	944	977	956	961	3,838
Merchant processing costs	1,068	1,598	1,857	1,246	5,769
Outsourced services	636	742	700	781	2,859
Advertising and promotion	386	467	376	500	1,729
Legal, audit and professional fees	543	430	626	726	2,325
Amortization of intangibles	326	326	320	309	1,281
Other expenses	1,758	2,039	1,933	2,638	8,368
Total noninterest expense	17,142	18,054	18,471	18,075	71,742
Income before income taxes	8,528	8,912	7,663	4,388	29,491
Income tax expense	2,712	2,817	1,623	167	7,319
Net income	$5,816	$6,095	$6,040	$4,221	$22,172

Weighted average shares outstanding - basic	13,358.1	13,381.1	13,409.5	15,765.4	13,981.9
Weighted average shares outstanding - diluted	13,560.6	13,566.7	13,588.3	15,871.6	14,146.3
Per share information:
Basic earnings per share	$0.44	$0.45	$0.45	$0.27	$1.59
Diluted earnings per share	$0.43	$0.45	$0.44	$0.27	$1.57
Cash dividends declared per share	$0.20	$0.21	$0.21	$0.21	$0.83

Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)

2007	Q1	Q2	Q3	Q4	Year
Interest income:
Interest and fees on loans	$23,934	$24,414	$25,032	$25,340	$98,720
Income on securities:
Taxable	7,792	7,839	7,565	7,967	31,163
Nontaxable	668	759	781	775	2,983
Dividends on corporate stock and FHLB stock	718	685	669	665	2,737
Other interest income	191	184	275	181	831
Total interest income	33,303	33,881	34,322	34,928	136,434
Interest expense:
Deposits	12,977	13,215	13,140	13,090	52,422
FHLB advances	4,968	5,112	5,243	6,318	21,641
Junior subordinated debentures	338	338	338	338	1,352
Other interest expense	150	289	291	345	1,075
Total interest expense	18,433	18,954	19,012	20,091	76,490
Net interest income	14,870	14,927	15,310	14,837	59,944
Provision for loan losses	300	300	300	1,000	1,900
Net interest income after provision for loan losses	14,570	14,627	15,010	13,837	58,044
Noninterest income:
Wealth management services:
Trust and investment advisory fees	5,038	5,252	5,336	5,498	21,124
Mutual fund fees	1,262	1,352	1,386	1,430	5,430
Financial planning, commissions and
other service fees	570	889	456	547	2,462
Wealth management services	6,870	7,493	7,178	7,475	29,016
Service charges on deposit accounts	1,125	1,220	1,214	1,154	4,713
Merchant processing fees	1,204	1,829	2,252	1,425	6,710
Income from bank-owned life insurance	391	399	376	427	1,593
Net gains on loan sales and commissions
on loans originated for others	264	510	431	288	1,493
Net realized gains (losses) on securities	1,036	(700)	–	119	455
Net unrealized gains on interest rate swap contracts	–	–	–	27	27
Other income	358	372	399	373	1,502
Total noninterest income	11,248	11,123	11,850	11,288	45,509
Noninterest expense:
Salaries and employee benefits	9,812	10,285	10,098	9,791	39,986
Net occupancy	1,017	1,038	1,021	1,074	4,150
Equipment	832	861	871	909	3,473
Merchant processing costs	1,019	1,558	1,916	1,193	5,686
Outsourced services	519	535	556	570	2,180
Advertising and promotion	429	572	466	557	2,024
Legal, audit and professional fees	450	404	444	463	1,761
Amortization of intangibles	368	348	341	326	1,383
Debt prepayment penalties	1,067	–	–	–	1,067
Other expenses	1,596	2,159	1,599	1,842	7,196
Total noninterest expense	17,109	17,760	17,312	16,725	68,906
Income before income taxes	8,709	7,990	9,548	8,400	34,647
Income tax expense	2,734	2,508	2,992	2,613	10,847
Net income	$5,975	$5,482	$6,556	$5,787	$23,800

Weighted average shares outstanding - basic	13,412.1	13,339.6	13,323.6	13,347.5	13,355.5
Weighted average shares outstanding - diluted	13,723.0	13,616.4	13,564.1	13,580.7	13,604.1
Per share information:
Basic earnings per share	$0.45	$0.41	$0.49	$0.43	$1.78
Diluted earnings per share	$0.44	$0.40	$0.48	$0.43	$1.75
Cash dividends declared per share	$0.20	$0.20	$0.20	$0.20	$0.80

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

Allowance for Loan Losses
Determining an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  The methodology includes three elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, and (3) general loss allocations for other environmental factors.  The methodology includes an analysis of individual loans deemed to be impaired in accordance with GAAP (Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan - an amendment of FASB Statements No. 5 and 15”).  Other individual commercial loans and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the

Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product.  Finally, an additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors.  For example, a significant portion of our loan portfolio is concentrated among borrowers in southern New England and a substantial portion of the portfolio is collateralized by real estate in this area.  A portion of the commercial loans and commercial mortgage loans are to borrowers in the hospitality, tourism and recreation industries.  Further, economic conditions which may affect the ability of borrowers to meet debt service requirements are considered, including interest rates and energy costs.  Results of regulatory examinations, historical loss ranges, portfolio composition, including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered.

Since the methodology is based upon historical experience and trends as well as management's judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, and declines in local property values.  While management's evaluation of the allowance for loan losses as of December 31, 2008, considers the allowance to be adequate, under adversely different conditions or assumptions, the Corporation would need to increase the allowance.

The Corporation’s Audit Committee of the Board of Directors is responsible for oversight of the loan review process.  This process includes review of the Bank’s procedures for determining the adequacy of the allowance for loan losses, administration of its internal credit rating systems and the reporting and monitoring of credit granting standards.

Accounting for Acquisitions and Review of Goodwill and Identifiable Intangible Assets for Impairment
Goodwill is recorded as part of the Corporation’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets.  Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests at least annually or more frequently upon the occurrence of significant adverse events in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Goodwill was reviewed in 2008 by reviewing estimates of selected market information for the respective segments of the Corporation.

For acquisitions accounted for using the purchase method of accounting, assets acquired and liabilities assumed are required to be recorded at their fair value.  Intangible assets acquired are primarily comprised of wealth management advisory contracts and core deposit intangibles.  The values of these intangible assets were estimated using valuation techniques, based on discounted cash flow analysis.  These intangible assets are being amortized over the period the assets are expected to contribute to the cash flows of the Corporation, which reflect the expected pattern of benefit.  These intangible assets are amortized based upon the projected cash flows the Corporation will receive from the customer relationships during the estimated useful lives.  These intangible assets are subject to impairment tests in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”.  The carrying value of the wealth management advisory contracts and other identifiable intangibles are reviewed for impairment on an annual basis, or sooner, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable.  Wealth management assets under administration are analyzed to determine if there has been a reduction since acquisition that could indicate possible impairment of the advisory contracts.  Impairment would be recognized if the carrying value exceeded the sum of the undiscounted expected future cash flows from the intangible assets.  Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows.  The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the advisory contracts and other identifiable intangibles.  These estimates and assumptions include account attrition, market appreciation for wealth management assets under administration and anticipated fee rates, projected costs and other factors.  Significant changes in these estimates and assumptions could cause a different valuation for the intangible assets.  Changes in the original assumptions could change the amount of the intangible recognized and the resulting amortization.  Subsequent changes in assumptions could result in recognition of impairment of the intangible assets.

These assumptions used in the impairment tests of goodwill and intangible assets are susceptible to change based on changes in economic conditions and other factors.  Any change in the estimates which the Corporation uses to determine the carrying value of the Corporation’s goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives could adversely affect the Corporation’s results of operations. See Note 8 to the Consolidated Financial Statements for additional information.

Other-Than-Temporary Impairment of Investments
The Corporation records an investment impairment charge at the point it believes an investment security has experienced a decline in value that is other-than-temporary.  In determining whether an other-than-temporary impairment has occurred, the Corporation considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in the value subsequent to the reporting date, forecasted performance of the issuer, changes in the dividend or interest payment practices of the issuer, changes in the credit rating of the issuer or the specific security, and the general market condition in the geographic area or industry the issuer operates in.  With respect to holdings of collateralized debt obligations representing pooled trust preferred debt securities, estimates of cash flows are evaluated upon consideration of information including, but not limited to, past events, current conditions, and reasonable and supporting forecasts for the respective holding.  Such information generally includes the remaining payment terms of the security, prepayments speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.

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

Overview
Washington Trust offers a comprehensive product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, Massachusetts and southeastern Connecticut, ATMs, and its Internet website (www.washtrust.com).

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and other borrowings.  In addition, we generate noninterest income from a number of sources including wealth management services, deposit services, merchant credit card processing, bank-owned life insurance, loan sales, commissions on loans originated for others and sales of investment securities.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, merchant processing costs, technology and other administrative expenses.

Our financial results are affected by interest rate volatility, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  During the latter part of 2008, market and economic conditions were severely impacted when credit conditions rapidly deteriorated and financial markets experienced widespread illiquidity and elevated levels of volatility.  Concerns about future economic growth, lower consumer confidence, rapid contraction of credit availability and lower corporate earnings continued to challenge the economy.  The rate of unemployment continued to increase, reaching its highest level in several years.  Corporate and related counterparty credit spreads widened and heightened concerns about numerous financial services companies adversely impacted the financial markets.  As a result of these unparalleled market conditions, federal government agencies including the U.S. Treasury Department and the FRB initiated several intervention actions in the U.S. financial services industry.

The deteriorating economy somewhat negatively impacted the credit quality of our loans, particularly in our commercial portfolio.  During 2008, we increased the allowance for loan losses in response to this condition as well as growth in the portfolio.  The condition of the financial markets described above also contributed to declines in the values of holdings in our investment securities portfolio.  During 2008 we recognized impairment charges on securities amounting to $5.9 million.

Composition of Earnings
Net income for the year ended December 31, 2008 amounted to $22.2 million, or $1.57 per diluted share, compared to $23.8 million, or $1.75 per diluted share, for 2007.  The rates of return on average equity and average assets for

2008 were 11.12% and 0.82%, respectively.  Comparable amounts for 2007 were 13.48% and 0.99%, respectively.  The $1.6 million, or 6.8%, decrease in net income in 2008 was attributable to several factors as described below.

Net interest income increased by $5.6 million, or 9.3%, in 2008, reflecting higher interest-earning asset levels and lower deposit costs.  The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earning assets) declined 12 basis points in 2008 primarily due to compression of asset yields and funding costs resulting from the 450 basis point aggregate impact of Federal Reserve rate cutting actions from October 2007 through December 2008.

The loan loss provision charged to earnings in 2008 was $4.8 million, an increase of $2.9 million from 2007.  The higher loan loss provision was largely due to growth in the loan portfolio as well as our ongoing evaluation of credit quality and general economic conditions.  Asset quality remained manageable during the year with net charge-offs of only 0.08% of average total loans in 2008, compared to a ratio of 0.03% in 2007.  The ratio of the allowance for loan losses to total loans amounted to 1.29% at December 31, 2008 and 2007.

Noninterest income amounted to $40.5 million in 2008, down $5.0 million, or 11.0%, from 2007.  This decline in noninterest income was largely due to the recognition of losses on write-downs of investments securities to fair value of $5.9 million ($3.8 million after tax, or 27 cents per diluted share).  Wealth management revenues, the largest source of noninterest income, declined by $743 thousand, or 2.6%, in 2008.  Wealth management revenues are largely dependent on the value of the assets under administration and are closely tied to the performance of the financial markets.  Assets under administration were down $866.7 million, or 21.6%, from December 31, 2007.  Wealth management assets under administration and related revenues were adversely affected by declining values in the financial markets.

Noninterest expenses totaled $71.7 million for 2008, up by $2.8 million, or 4.1%, from 2007.  Noninterest expenses for 2007 included $1.1 million in debt prepayment charges recorded as a result of prepayments of higher cost Federal Home Loan Bank of Boston (“FHLB”) advances in the first quarter of 2007.  There were no debt prepayment penalty charges recognized in 2008.  Excluding the 2007 debt prepayment charge, noninterest expenses rose by $3.9 million, or 5.8%.  Approximately 40% of the 2008 increase, on this basis, represents costs attributable to our wealth management business, an increase in FDIC deposit insurance costs and operating expenses related to a de novo branch opened in June 2007.

Income tax expense amounted to $7.3 million in 2008, a decrease of $3.5 million from 2007.  Income tax benefits of $1.4 million, or 10 cents per diluted share were recognized in 2008 resulting from a change in state corporate income tax legislation and the resolution of certain state tax positions.  Excluding these income tax benefits, the Corporation’s effective income tax rate for 2008 was 29.3%, as compared to 31.3% in 2007.

Sources and Uses of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLB borrowings, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

In April 2008, the Bancorp sponsored the creation of Washington Preferred Capital Trust (“Washington Preferred”).  Washington Preferred is a Delaware statutory trust created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp issued $10.3 million in junior subordinated deferrable interest notes, which bear a rate equal to the three-month LIBOR rate plus 3.50%, to Washington Preferred.  See Note 11 to the Consolidated Financial Statements for additional information on junior subordinated debentures.

In October 2008, Washington Trust issued $50.0 million of its Common Stock in a private placement with select institutional investors.  Net proceeds were $46.9 million after deducting offering-related fees and expenses.  On October 20, 2008, the Corporation filed a registration statement with the SEC to register these shares for resale.  Washington Trust will use the net proceeds for general corporate purposes and to support strategic growth initiatives in its commercial and wealth management business.

Total assets amounted to $3.0 billion at December 31, 2008, up by $425.5 million, or 16.8%, from the end of 2007.  Led by growth in commercial loans, total loans increased $265.5 million, or 16.9%, in 2008 and amounted to $1.8 billion, or 62% of total assets, at December 31, 2008.  Commercial loans increased by $200.0 million, or 29.4%, over the prior year and amounted to $880.3 million, or 48% of total loans, at the end of 2008.

The securities available for sale portfolio is managed to generate interest income, to implement interest rate risk management strategies and to provide a readily available source of liquidity for balance sheet management.  The fair value of securities available for sale totaled $866.2 million at December 31, 2008, or 29% of total assets.  The carrying value of the securities portfolio increased by 15.2% in 2008, largely due to purchases of mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (demand deposit, NOW savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (certificates of deposit and money market accounts), brokered certificates of deposit, FHLB borrowings, and securities portfolio cash flow.

Deposit gathering continues to be very competitive and the current environment has impacted the Corporation’s ability to generate growth in lower costing deposits.  Total deposits, which included brokered certificates of deposit, amounted to $1.8 billion at December 31, 2008, up by $144.7 million, or 8.8%, from the balance at December 31, 2007.  Deposit growth in 2008 was concentrated in time deposits.  At December 31, 2008, Washington Trust had $188.0 million in out-of-market brokered certificates of deposit and $829.6 million in FHLB advances compared to $129.8 million and $616.4 million, respectively, at December 31, 2007.

Opportunities and Risks
A significant portion of the Corporation’s commercial banking and wealth management business is conducted in the Rhode Island and greater southern New England area.  Management recognizes that substantial competition exists in this marketplace and views this as a key business risk.  A substantial portion of the banking industry market share in this region is held by much larger financial institutions with greater resources and larger delivery systems than the Bank.  Market competition also includes the expanded commercial banking presence of credit unions and savings banks.  While these competitive forces will continue to present risk, we have been successful in growing our commercial banking base and wealth management business, and management believes that the breadth of our product line and our size provide opportunities to compete effectively in our marketplace.

Significant challenges also exist with respect to credit risk, interest rate risk, the condition of the financial markets and related impact on wealth management assets, and operational risk.

Credit risk is the risk of loss due to the inability of borrower customers to repay loans or lines of credit.  Credit risk on loans is reviewed below under the heading “Asset Quality”.  Credit risk also exists with respect to debt instrument investment securities.  This risk is reviewed below under the heading “Investment Securities.”

Interest rate risk exists because the repricing frequency and magnitude of interest earning assets and interest bearing liabilities are not identical.  This risk is reviewed in more detail below under the heading “Asset/Liability Management and Interest Rate Risk.”

Wealth management service revenues, which represented approximately 27% of total revenues in 2008, are substantially dependent on the market value of wealth management assets under administration.  These values may be negatively affected by changes in economic conditions and volatility in the financial markets.

Operational risk is the risk of loss resulting from data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  Operational risk is discussed above under Item 1A., “Risk Factors.”

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Results of Operations
Comparison of 2008 with 2007
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  The Commercial Banking segment includes commercial, commercial real estate, residential and consumer lending activities; mortgage banking, secondary market and loan servicing activities; deposit generation; merchant credit card services; cash management activities; and direct banking activities, which include the operation of ATMs, telephone and internet banking services and customer support and sales.  Wealth Management Services includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services, including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.  All other activity, such as the investment securities portfolio, wholesale funding activities and administrative units, are not related to the segments and are considered Corporate.  See Note 17 to the Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment reported net income of $19.2 million in 2008, up by $2.1 million, or 12.2%, from 2007, primarily due to higher net interest income.  Net interest income was up by $8.7 million, or 16.2%, driven by growth in average loan balances and lower deposit costs.  This increase in net interest income was partially offset by a $2.9 million increase in the loan loss provision and $2.9 million increase in Commercial Banking noninterest expenses in 2008.  Higher noninterest expenses reflected increases in FDIC deposit insurance costs and operating expenses related to a de novo branch opened in June 2007.

The Wealth Management Services segment reported net income of $4.9 million in 2008, a decrease of $796 thousand, or 13.9%, from net income in 2007.  Noninterest income derived from the Wealth Management Services segment was $28.3 million in 2008, down by $743 thousand, or 2.6%, from 2007.  Lower noninterest income resulted from declines in wealth management assets under administration due to lower valuations in the financial markets.  In 2008, noninterest expenses for the Wealth Management Services segment amounted to $20.1 million, up by $451 thousand, or 2.3%, from 2007.  This increase was attributable to higher outsourced services expenses for wealth management platform and product support costs.

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

Net interest income for 2008 totaled $65.5 million, up $5.6 million, or 9.3%, from the amount reported for 2007.  The increase in net interest income reflected growth in interest-earning assets and lower deposit costs.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.

FTE net interest income for 2008 amounted to $67.4 million, up $5.6 million, or 9.0%, from 2007.  The net interest margin for 2008 amounted to 2.64%, compared to 2.76% for 2007.  The 12 basis point decline in the net interest margin was primarily attributable to lower yields on variable rate commercial and consumer loans resulting from Federal Reserve actions to reduce short-term interest rates, with less commensurate reduction in deposit and other funding rates.

Average interest-earning assets increased by $307.5 million, or 13.7%, in 2008, including the reinvestment of the $46.7 million in net proceeds received from the issuance of Common Stock in October 2008.  The increase in average interest-earning assets was largely due to growth in the loan portfolio.  Average loan balances grew $198.0 million, or 13.2%, primarily due to growth in the commercial loan category.  The yield on total loans decreased 63 basis points in 2008, reflecting declines in short-term interest rates.  The contribution of loan prepayment and other fees to the yield on total loans was 3 basis points and 4 basis points in 2008 and 2007, respectively.  Total average securities increased by $109.5 million, or 14.7%, in 2008, largely due to purchases of mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises during a period of substantial spread widening for these and many other classes of investment securities.  The FTE rate of return on securities decreased 45 basis points in 2008, largely due to a decline in dividend yield earned on the Corporation’s investment in FHLB stock.

In 2008, average interest-bearing liabilities increased by $284.4 million, or 14.1%, while cost of funds decreased 52 basis points.  The increase in average interest- bearing liabilities was largely due to increases in FHLB advances.  The balance of average FHLB advances increased $248.6 million in 2008, while the average rate paid on FHLB advances decreased 23 basis points.  In addition, the increase in average interest-bearing liabilities included a $39.9 million increase in time deposits.  Time deposits include out-of-market brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources.  Average out-of-market brokered certificates of deposit increased $10.0 million, or 6.7%, in 2008.  See additional discussion on brokered certificates of deposit in the “Financial Condition” section under the caption “Deposits”.  See Note 11 to the Consolidated Financial Statements for additional discussion on junior subordinated debentures issued in the second quarter of 2008.

Average Balances/Net Interest Margin (Fully Taxable Equivalent Basis)
The following table presents average balance and interest rate information. Tax-exempt income is converted to a FTE basis using the statutory federal income tax rate.  For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency.  Unrealized gains (losses) on available for sale securities are excluded from the average balance and yield calculations.  Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

Years ended December 31,		2008			2007			2006
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Residential real estate loans	$613,367	$33,954	5.54	$589,619	$31,540	5.35	$590,245	$30,237	5.12
Commercial and other loans	782,825	50,589	6.46	626,309	47,713	7.62	564,310	43,409	7.69
Consumer loans	301,653	16,584	5.50	283,873	19,634	6.92	274,764	18,748	6.82
Total loans	1,697,845	101,127	5.96	1,499,801	98,887	6.59	1,429,319	92,394	6.46
Cash, federal funds sold and other short-term investments	21,515	334	1.55	16,759	831	4.96	14,548	721	4.96
Taxable debt securities	700,546	34,382	4.91	605,443	31,163	5.15	712,870	33,763	4.74
Nontaxable debt securities	81,046	4,583	5.65	77,601	4,368	5.63	42,977	2,486	5.79
Corporate stocks and FHLB stock	48,708	2,085	4.28	42,544	3,047	7.16	48,643	3,205	6.59
Total securities	851,815	41,384	4.86	742,347	39,409	5.31	819,038	40,175	4.91
Total interest-earning assets	2,549,660	142,511	5.59	2,242,148	138,296	6.17	2,248,357	132,569	5.90
Noninterest-earning assets	163,730			165,561			159,115
Total assets	$2,713,390			$2,407,709			$2,407,472
Liabilities and
shareholders’ equity:
NOW accounts	$165,479	$306	0.18	$166,580	$285	0.17	$173,137	$302	0.17
Money market accounts	310,445	6,730	2.17	303,138	11,846	3.91	262,613	9,063	3.45
Savings accounts	173,840	1,059	0.61	194,342	2,619	1.35	198,040	1,464	0.74
Time deposits	861,814	33,100	3.84	821,951	37,672	4.58	856,979	36,153	4.22
FHLB advances	737,830	30,894	4.19	489,229	21,641	4.42	509,611	20,916	4.10
Junior subordinated debentures	30,259	1,879	6.21	22,681	1,352	5.96	22,681	1,352	5.96
Other	26,678	1,181	4.43	23,990	1,075	4.48	8,627	410	4.76
Total interest-bearing liabilities	2,306,345	75,149	3.26	2,021,911	76,490	3.78	2,031,688	69,660	3.43
Demand deposits	177,032			177,342			185,322
Other liabilities	30,618			31,886			23,517
Shareholders’ equity	199,395			176,570			166,945
Total liabilities and
shareholders’ equity	$2,713,390			$2,407,709			$2,407,472
Net interest income		$67,362			$61,806			$62,909
Interest rate spread			2.33			2.39			2.47
Net interest margin			2.64			2.76			2.80

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)

Years ended December 31,	2008	2007	2006
Commercial and other loans	$188	$167	$204
Nontaxable debt securities	1,458	1,385	868
Corporate stocks and FHLB stock	203	310	363
Total	$1,849	$1,862	$1,435

Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	2008/2007			2007/2006
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Residential real estate loans	$1,284	$1,130	$2,414	$(33)	$1,336	$1,303
Commercial and other loans	10,817	(7,941)	2,876	4,704	(400)	4,304
Consumer loans	1,172	(4,222)	(3,050)	615	271	886
Cash, federal funds sold and
other short-term investments	189	(686)	(497)	109	1	110
Taxable debt securities	4,724	(1,505)	3,219	(5,366)	2,766	(2,600)
Nontaxable debt securities	198	17	215	1,953	(71)	1,882
Corporate stocks and FHLB stock	393	(1,355)	(962)	(421)	263	(158)
Total interest income	18,777	(14,562)	4,215	1,561	4,166	5,727
Interest on interest-bearing liabilities:
NOW accounts	(1)	22	21	(17)	–	(17)
Money market accounts	279	(5,395)	(5,116)	1,493	1,290	2,783
Savings accounts	(252)	(1,308)	(1,560)	(27)	1,182	1,155
Time deposits	1,753	(6,325)	(4,572)	(1,507)	3,026	1,519
FHLB advances	10,435	(1,182)	9,253	(859)	1,584	725
Junior subordinated debentures	468	59	527	–	–	–
Other	119	(13)	106	689	(24)	665
Total interest expense	12,801	(14,142)	(1,341)	(228)	7,058	6,830
Net interest income	$5,976	$(420)	$5,556	$1,789	$(2,892)	$(1,103)

Provision and Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date.  The allowance for loan losses was $23.7 million, or 1.29% of total loans, at December 31, 2008, compared to $20.3 million, or 1.29% of total loans, at December 31, 2007.  For the year 2008, the Corporation’s provision for loan losses charged to earnings amounted to $4.8 million, compared to $1.9 million for 2007.  The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, growth in the loan portfolio, our ongoing evaluation of credit quality, with particular emphasis on the commercial portfolio, and general economic conditions.  Net charge-offs amounted to $1.4 million in 2008, compared to $517 thousand in 2007.  Commercial loan net charge-offs amounted to $1.1 million and $329 thousand in 2008 and 2007, respectively.  See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  Washington Trust’s primary sources of noninterest income are revenues from wealth management services, service charges on deposit accounts, merchant credit card processing fees, and net gains on loan sales and commissions on loans originated for others.  Also included in noninterest income are earnings generated from bank-owned life insurance (“BOLI”).  Noninterest income amounted to $40.5 million, down $5.0 million, or 11.0%, from 2007.  This decline in noninterest income was largely due to the recognition of $5.9 million in write-downs on certain investment securities deemed to be other-than-temporarily impaired in 2008.  See additional disclosure on impairment charges recognized in 2008 under the caption “Securities.”  Also included in noninterest income were net realized gains on securities of $2.2 million and $455 thousand in 2008 and 2007, respectively.

The following table presents a noninterest income comparison for the years ended December 31, 2008 and 2007:

(Dollars in thousands)	2008	2007	$ Change	% Change
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$20,316	$21,124	$(808)	(3.8)%
Mutual fund fees	5,205	5,430	(225)	(4.1)
Financial planning, commissions and other service fees	2,752	2,462	290	11.8
Wealth management services	28,273	29,016	(743)	(2.6)
Service charges on deposit accounts	4,781	4,713	68	1.4
Merchant processing fees	6,900	6,710	190	2.8
Income from BOLI	1,800	1,593	207	13.0
Net gains on loan sales and commissions
on loans originated for others	1,396	1,493	(97)	(6.5)
Net unrealized gains (losses) on interest rate swap contracts	(542)	27	(569)	(2107.4)
Other income	1,625	1,502	123	8.2
Subtotal	44,233	45,054	(821)	(1.8)
Net realized gains on securities	2,224	455	1,769	388.8
Losses on write-downs of investments to fair value	(5,937)	–	(5,937)	–
Total noninterest income	$40,520	$45,509	$(4,989)	(11.0)%

Revenue from wealth management services decreased $743 thousand, or 2.6%, in 2008.  Wealth management revenues are largely dependent on the value of wealth management assets under administration and are closely tied to the performance of the financial markets.  Assets under administration totaled $3.1 billion at December 31, 2008, down $866.7 million, or 21.6%, from December 31, 2007.  The decline in assets under administration was primarily due to lower valuations in the financial markets.  The following table presents the changes in wealth management assets under administration for the year ended December 31, 2008:

(Dollars in thousands)	2008	2007
Wealth Management Assets Under Administration:
Balance at the beginning of period	$4,014,352	$3,609,180
Net investment (depreciation) appreciation and income	(980,909)	272,398
Net customer cash flows	114,206	132,774
Balance at the end of period	$3,147,649	$4,014,352

Service charges on deposit accounts totaled $4.8 million and $4.7 million, in 2008 and 2007, respectively.  This revenue source reflects a very competitive retail-banking environment.

Merchant processing fees amounted to $6.9 million and $6.7 million in 2008 and 2007, respectively.  Merchant processing fees represents charges to merchants for credit card transactions processed.  This revenue source was impacted by strong competition from bank and non-bank market participants.  See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense.”

Income from BOLI amounted to $1.8 million and $1.6 million for 2008 and 2007, respectively.  BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The BOLI investment provides a means to mitigate increasing employee benefit costs.  See additional discussion under the caption “Financial Condition” for further information on the investment in BOLI.

We originate residential mortgage loans for sale in the secondary market and also originate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  This revenue source is subject to market volatility and dependent on mortgage origination volume, which is sensitive to rates and the condition of housing markets.  In the first quarter of 2008, Washington Trust sold $17.9 million in residential portfolio loans for interest rate risk and balance sheet management purposes, which resulted in a gain on sale of $80 thousand.  We do not have a practice of selling loans from portfolio and except for this we have not sold any packages of loans from our portfolio in many years.  In addition, from time to time we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors.  Net gains on loan sales and commissions on loans originated for others amounted to $1.4 million in 2008, down by 6.5% from 2007, primarily due to declines in sales of SBA loans.

Included in noninterest income in 2008 were net unrealized losses on interest rate swap contracts of $542 thousand.  This amount includes $638 thousand of unrealized losses attributable to an interest rate swap contract executed in April 2008 with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with variable rate junior subordinated debentures.  Under the terms of this swap, Washington Trust agreed to pay a fixed rate and receive a variable rate based on LIBOR.  At inception, this hedging transaction was deemed to be highly effective and, therefore, changes in the value of this interest rate swap contract were recognized in the accumulated other comprehensive income component of shareholders’ equity.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the swap counterparty, the hedging relationship was deemed to be not highly effective, with the result that subsequent changes in the valuation are recognized in earnings.  The valuation decline was attributable to a decline in the swap yield curve during the fourth quarter of 2008, which reduced market fixed rates for terms similar to this swap contract.  The bankruptcy filings by the Lehman entities constituted events of default under the interest rate swap contract, entitling Washington Trust to immediately suspend performance and to terminate the transaction.  Washington Trust continues to monitor its rights and obligations under the interest rate swap transaction in the context of the Lehman bankruptcy proceedings and may seek to terminate or replace the transaction, or have it assigned to a third-party creditworthy counterparty.  Unrealized gains on other interest rate swap transactions not affected by this matter amounted to $96 thousand in 2008 and $27 thousand in 2007.  See additional discussion in Note 13 to the Consolidated Financial Statements.

Other income consists of mortgage servicing fees, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit and other fees.  Other income increased $123 thousand, or 8.2%, in 2008 primarily due to nonrecurring income of $114 thousand.

In 2008 and 2007, net realized gains on securities totaled $2.2 million and $455 thousand, respectively.  These amounts included $315 thousand and $397 thousand of gains recognized in 2008 and 2007, respectively, resulting from the annual charitable contribution of appreciated equity securities to our charitable foundation.  In 2008, Washington Trust recognized net realized gains of $1.7 million on the sale of equity securities and $232 thousand on the sale of commercial debt securities.  In 2007, net realized gains of $314 thousand were recognized from certain debt and equity securities that were called prior to their maturity by the issuers and net realized losses of $256 thousand resulted from sales of debt and equity securities.

In 2008, losses on write-downs of investment securities to fair value of $5.9 million ($3.8 million after tax, or 27 cents per diluted share) were charged to earnings for securities deemed to be other-than-temporarily impaired.  See additional discussion in the “Financial Condition” section under the caption “Securities.”

Noninterest Expense
Noninterest expense totaled $71.7 million, up $2.8 million, or 4.1%, from 2007.  Noninterest expenses for 2007 included $1.1 million in debt prepayment charges recorded as a result of prepayments of higher cost FHLB advances in the first quarter of 2007.  There were no debt prepayment penalty charges recognized in 2008.  Excluding the 2007 debt prepayment charge, noninterest expenses rose by $3.9 million, or 5.8%, in 2008.  Additional discussion and further changes in the components of noninterest expenses are disclosed below.

The following table presents a noninterest expense comparison for the years ended December 31, 2008 and 2007:

(Dollars in thousands)	2008	2007	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$41,037	$39,986	$1,051	2.6%
Net occupancy	4,536	4,150	386	9.3
Equipment	3,838	3,473	365	10.5
Merchant processing costs	5,769	5,686	83	1.5
Outsourced services	2,859	2,180	679	31.1
Advertising and promotion	1,729	2,024	(295)	(14.6)
Legal, audit and professional fees	2,325	1,761	564	32.0
Amortization of intangibles	1,281	1,383	(102)	(7.4)
Debt prepayment penalties	–	1,067	(1,067)	(100.0)
Other	8,368	7,196	1,172	16.3
Total noninterest expense	$71,742	$68,906	$2,836	4.1%

Salaries and employee benefits expense, the largest component of total noninterest expense, increased by $1.1 million, or 2.6%, in 2008.  This increase was largely due to increases in salaries and wages.

Net occupancy expense increased by $386 thousand, or 9.3%, in 2008.  The increase reflects higher utility costs, higher rental expense for premises leased by the Bank, and includes occupancy costs associated with the de novo branch opened in June 2007.  Equipment expense increased by $365 thousand, or 10.5%, in 2008, primarily due to additional investments in technology and other equipment.

Merchant processing costs totaled $5.8 million and $5.7 million in 2008 and 2007, respectively.  Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.  See discussion on the corresponding increase in merchant processing fees under the caption “Noninterest Income.”

Outsourced services increased by $679 thousand, or 31.1%, in 2008 due largely to higher third party vendor costs.  Approximately 68% of this increase was attributable to higher outsourced services expenses for our wealth management business and included wealth management platform and product support costs.

Advertising and promotion expense decreased by $295 thousand, or 14.6%, in 2008 reflecting management’s discretion over this category.

Legal, audit and professional fees increased by $564 thousand, or 32.0%, from 2007, which included higher recruitment costs of $209 thousand primarily associated with executive management positions, $45 thousand in legal fees associated with the second quarter 2008 issuance of junior subordinated debentures (see Note 11), legal costs associated with product development and maintenance and various consulting matters.

Amortization of intangibles amounted to $1.3 million in 2008 and $1.4 million in 2007.  See Note 8 to the Consolidated Financial Statements for additional information on intangible assets.

Debt prepayment penalties expense, resulting from the first quarter 2007 prepayment of $26.5 million in higher cost FHLB advances, amounted to $1.1 million in 2007.  There were no prepayment penalty charges recognized in 2008.

Other noninterest expense increased by $1.2 million, or 16.3%, in 2008.  This was largely due to increases of $831 thousand in FDIC deposit insurance costs and $108 thousand in credit and collection costs.

Income Taxes
On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions and requiring combined income tax reporting.  The rate will be reduced from the current rate of 10.5% to 10.0% for 2010, 9.5% for 2011 and 9.0% for 2012 and thereafter.  Previously, certain Washington Trust subsidiaries were subject to Massachusetts income tax on a separate return basis.  Under the new legislation, effective January 1, 2009, Washington Trust, as a consolidated tax group, will be subject to income tax in the Commonwealth of Massachusetts.  Washington Trust has analyzed the impact of this law and, as a result of revaluing its net deferred tax asset, recognized an income tax benefit of $841 thousand in the third quarter of 2008.  In addition, the Corporation recognized an income tax benefit of $556 thousand in the fourth quarter of 2008 resulting primarily from the resolution of certain state tax positions (see Note 9).

Income tax expense amounted to $7.3 million and $10.8 million in 2008 and 2007, respectively.  The Corporation’s effective tax rate was 24.8% in 2008, compared to a rate of 31.3% in 2007.  Excluding the income tax benefits described in the preceding paragraph, the Corporation’s effective tax rate was 29.3% in 2008.  This rate differed from the federal rate of 35.0% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

The Corporation’s net deferred tax asset amounted to $18.8 million at December 31, 2008, compared to $7.7 million at December 31, 2007.  The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years.  See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes.

Comparison of 2007 with 2006
Net income for the year ended December 31, 2007 amounted to $23.8 million, or $1.75 per diluted share, compared to $25.0 million, or $1.82 per diluted share, for 2006.  The rates of return on average equity and average assets for 2007 were 13.48% and 0.99%, respectively.  Comparable amounts for 2006 were 14.99% and 1.04%, respectively.

The $1.2 million, or 4.9%, decrease in net income was attributable to several factors that affected the results of operations for 2007.  Net interest income declined by $1.5 million, or 2.5%, largely due to a 4 basis point decline in the fully taxable equivalent net interest margin.  The provision for loan losses was increased from $1.2 million in 2006 to $1.9 million in 2007.  Revenues from wealth management services rose by $2.6 million, or 10.0%, primarily attributable to an increase in wealth management assets under administration.  A $1.1 million debt prepayment charge was recorded in noninterest expense as a result of prepayments of higher cost FHLB advances.  There were no debt prepayment penalty charges in 2006.  All other noninterest expenses, excluding the debt prepayment charge, rose by $2.5 million, or 3.8%.  The effective income tax rate declined from 32.6% in 2006 to 31.3% in 2007, primarily due to a higher proportion of income from tax-exempt securities.

Net interest income for 2007 totaled $59.9 million, down by $1.5 million, or 2.5%, from the amount reported for 2006.  The decline in net interest income was due to the fact that rates paid on deposits and borrowings have risen faster than earning asset yields and a higher rate of growth was experienced in higher cost deposit categories.  In addition, the average balance of total interest-earning assets have declined somewhat in 2007 compared to 2006.

FTE net interest income for 2007 amounted to $61.8 million, down by $1.1 million, or 1.8%, from the $62.9 million reported for 2006.  The net interest margin for 2007 amounted to 2.76%, compared to 2.80% for 2006.  The decline in net interest margin was attributable to more rapid increases in rates paid on deposits and FHLB advances than asset yields; and to a shift in the mix of deposits away from lower cost transactional and savings accounts and into higher cost premium money market accounts and in-market certificates of deposit.

Average interest-earning assets decreased by $6.2 million, or 0.3%, in 2007.  This was mainly due to a decline in average securities, offset in part by growth in the loan portfolio.  Average loan balances grew by $70.5 million, or 4.9%, mainly due to internal growth in the commercial loan portfolio.  The yield on total loans increased 13 basis points in 2007.  The contribution of loan prepayment and other fees to the yield on total loans was 4 basis points and 5 basis points in 2007 and 2006, respectively.  The increase in the yield on total loans was primarily due to higher marginal yields on loans as compared to the prior year and higher yields on new loan originations.  Total average securities declined by $76.7 million, or 9.4%, in 2007.  During the majority of 2007, the relatively flat yield curve made reinvestment of maturing balances unattractive relative to funding costs.  The 40 basis point increase in the total yield on securities in 2007 resulted primarily from the sale or runoff of lower yielding securities.

In 2007, average interest-bearing liabilities decreased by $9.8 million, or 0.5%, while cost of funds increased 35 basis points.  The Corporation experienced a shift in deposit mix with increases in higher cost premium money market accounts and in-market certificates of deposit and decreases in demand deposits and lower cost NOW and savings accounts.  The balance of average FHLB advances decreased by $20.4 million in 2007, while the average rate paid on FHLB advances increased by 32 basis points.  In addition, the decline in average interest-bearing liabilities included the effect of a managed reduction in brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources.  Average brokered certificates of deposit decreased by $54.3 million, or 26.6%, in 2007.

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

Noninterest income was 43% of total revenues (net interest income plus noninterest income) in 2007.  Noninterest income amounted to $45.5 million for 2007, up by $3.3 million, or 7.9%, from 2006.  This increase was largely attributable to higher revenues from wealth management services.

The following table presents a noninterest income comparison for the years ended December 31, 2007 and 2006:

(Dollars in thousands)	2007	2006	$ Change	% Change
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$21,124	$19,099	$2,025	10.6%
Mutual fund fees	5,430	4,665	765	16.4
Financial planning, commissions and other service fees	2,462	2,616	(154)	(5.9)
Wealth management services	29,016	26,380	2,636	10.0
Service charges on deposit accounts	4,713	4,915	(202)	(4.1)
Merchant processing fees	6,710	6,208	502	8.1
Income from BOLI	1,593	1,410	183	13.0
Net gains on loan sales and commissions
on loans originated for others	1,493	1,423	70	4.9
Net unrealized gains on interest rate swap contracts	27	-	27	-
Other income	1,502	1,404	98	7.0
Subtotal	45,054	41,740	3,314	7.9
Net realized gains on securities	455	443	12	2.7
Total noninterest income	$45,509	$42,183	$3,326	7.9%

Revenue from wealth management services increased by $2.6 million, or 10.0%, in 2007.  Revenue from wealth management services is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets.  Assets under administration totaled $4.0 billion at December 31, 2007, up $405 million, or 11.2%, from December 31, 2006.  This increase was due to successful business development efforts and customer cash flows.

Service charges on deposit accounts decreased by $202 thousand, or 4.1%, in 2007.  The decrease was attributable to changes in customer behavior and to a gradual shift of balances to products with lower fee terms.

Merchant processing fees increased by $502 thousand, or 8.1%, in 2007 primarily due to increases in the volume of transactions processed for existing and new customers.

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

Net gains on loan sales and commissions on loans originated for others amounted to $1.5 million in 2007, up by 4.9% from 2006.  Increases in residential mortgage origination and sales activity were offset in part by declines in sales of SBA loans.

Other income consists of mortgage servicing fees, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit and other fees.  Other income increased by $98 thousand, or 7.0%, in 2007.

In 2007 and 2006, net realized gains on sales of securities totaled $455 thousand and $443 thousand, respectively.  These amounts included $397 thousand and $381 thousand of gains recognized in 2007 and 2006, respectively, resulting from the annual charitable contribution of appreciated equity securities to our charitable foundation.  Net realized gains of $314 thousand were recognized in 2007 from certain debt and equity securities that were called prior to their maturity by the issuers.  In addition, sales of debt and equity securities in 2007 resulted in net realized losses of $256 thousand.  In the second half of 2006, balance repositioning transactions were conducted in response to the flat to inverted yield curve shape in effect during most of that period.  These transactions included sales of mortgage-backed securities and other debt securities resulting in realized losses of $3.5 million.  In addition, during 2006 equity securities were sold with a realized gain of $3.5 million.

For the year ended December 31, 2007, noninterest expenses totaled $68.9 million, up by $3.6 million, or 5.5%, from 2006.  Included in this increase was $1.1 million in debt prepayment penalties that were incurred in the first quarter of 2007 as a result of the prepayment of higher cost FHLB advances.  Excluding the debt prepayment penalty expense, noninterest expenses for 2007 increased by $2.5 million, or 3.8%, over 2006.  Additional discussion and further changes in the components of noninterest expenses are disclosed below.

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

Salaries and employee benefits expense, the largest component of total noninterest expense, increased by $1.3 million, or 3.3%, in 2007.  This increase was largely due to increases in salaries and wages.

Net occupancy expense in 2007 increased by $262 thousand, or 6.7%.  The increase reflected higher rental expense for premises leased by the Bank.  Equipment expense increased by 3.1% in 2007, primarily due to additional investments in technology and other equipment.

Merchant processing costs increased by $429 thousand, or 8.2%, in 2007 due largely to increased volume of transactions processed for existing and new customers.

Outsourced services increased by $171 thousand, or 8.5%, in 2007 due to higher third party vendor costs.  As a result of stronger marketing and promotion efforts, advertising and promotion expense increased $130 thousand, or 6.9%, in 2007.  Legal, audit and professional fees increased 7.6% from 2006, primarily due to increased consulting costs.

Amortization of intangibles amounted to $1.4 million in 2007 and $1.6 million in 2006.

Debt prepayment penalties expense, resulting from the first quarter 2007 prepayment of $26.5 million in higher cost FHLB advances, amounted to $1.1 million in 2007.

Other noninterest expense increased by $207 thousand, or 3.0%, in 2007.  This includes an increase of $109 thousand in credit and collection costs.

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

Financial Condition
Summary
Total assets were $3.0 billion at December 31, 2008, up by $425.5 million from December 31, 2007.  Total loans increased by $265.5 million, or 16.9%, in 2008, led by growth in commercial loans.  The securities portfolio increased by $114.4 million, or 15.2%, in 2008, largely due to an increase in mortgage-backed securities.  Total liabilities increased $376.9 million in 2008, with an increase of $114.7 million in total deposits and an increase of $213.2 million in FHLB advances.  The Corporation issued $10.3 million in junior subordinated debenture in 2008, which supplemented the total risk-based capital position.  Shareholders’ equity totaled $235.1 million at December 31, 2008, compared to $186.5 million at the end of 2007.  In October 2008, the Corporation issued $50.0 million of its Common Stock.  Net proceeds were $46.9 million after deducting offering-related fees and expenses.

Effective January 1, 2008, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”) and, as a result, has classified certain financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy set forth in SFAS No. 157.  Effective September 30, 2008, Washington Trust adopted FASB Staff Position No. 157-3, which was issued on October 10, 2008 to clarify the application of SFAS No. 157 in a market that is not active.  Fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities in active markets.  Fair values determined by Level 2 inputs utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Fair values determined by Level 3 inputs utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.

As noted in Note 14 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.  As of December 31, 2008, our Level 3 financial instruments consist primarily of two available for sale pooled trust preferred securities, which were not actively traded.  To determine their fair values, Washington Trust utilized valuations received from third parties whose results were based on discounted cash flow methodologies.  The valuations and related methodologies were reviewed by management for reasonableness.  Our fair values assumed liquidation in an orderly market and not under distressed circumstances.  If Washington Trust was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their fair values.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale or held to maturity at the time of purchase.  Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements.  Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.  Securities designated as held to maturity are classified as such because the Corporation has the intent and ability to hold them until maturity.  Securities held to maturity are reported at amortized cost.  At December 31, 2008, the Corporation’s portfolio consisted largely of mortgage-backed securities.  All of the Corporation’s mortgage-backed securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.  See Note 4 to the Consolidated Financial Statements for additional information.

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

In 2007, the Corporation intended to elect early adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”) and sold twelve held to maturity securities with an amortized cost of $61.9 million on April 13, 2007.  The Corporation intended to account for these transactions under the transition provisions of SFAS No. 159.  Subsequent to the Corporation’s original decision to early adopt SFAS No. 159, clarifications of the interpretation of the application of SFAS No. 159 by applicable regulatory and industry bodies, including the AICPA’s Center for Audit Quality, led us to conclude that the application of SFAS No. 159 to these transactions might be inconsistent with the intent and spirit of the statement.  Consequently, the Corporation subsequently decided not to early-adopt SFAS No. 159 and realized securities losses of $1.7 million were recognized in the second quarter of 2007.  In addition, the remaining held to maturity portfolio was reclassified to the available for sale category as of the April 13, 2007 sale date of the securities.  The Corporation will not be able to classify securities in the held to maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.

Purchases of investment securities during 2008 totaled $310.2 million and were comprised of $296.2 million of mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, $13.0 million in corporate bonds, and $1.0 million in municipal securities.

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)
December 31,	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored enterprises	$64,377	7%	$139,599	18%	$157,285	30%
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	683,619	80%	469,388	62%	293,787	56%
States and political subdivisions	81,213	9%	80,894	11%	–	–%
Trust preferred securities:
Individual name issuers	16,793	2%	27,695	4%	30,574	6%
Collateralized debt obligations	1,940	–%	6,759	1%	–	–%
Corporate bonds	13,576	2%	14,101	2%	25,034	5%
Common stocks	992	–%	6,781	1%	9,513	1%
Perpetual preferred stocks	3,709	–%	6,561	1%	10,203	2%
Total securities available for sale	$866,219	100%	$751,778	100%	$526,396	100%

(Dollars in thousands)
December 31,	2008		2007		2006
	Amount	%	Amount	%	Amount	%
Securities Held to Maturity:
U.S. Treasury obligations and obligations
of U.S. government-sponsored enterprises	$–	–%	$–	–%	$42,000	24%
Mortgage-backed securities issued by
U.S. government-sponsored enterprises	–	–%	–	–%	69,340	39%
States and political subdivisions	–	–%	–	–%	66,115	37%
Total securities held to maturity	$–	–%	$–	–%	$177,455	100%

At December 31, 2008 and 2007, the securities portfolio included $3.2 million of net pretax unrealized losses and $1.2 million of net pretax unrealized gains, respectively.  At December 31, 2008, the net unrealized losses on the investment securities portfolio included gross unrealized losses of $23.1 million.  Approximately 75% of the gross unrealized losses on the investment securities portfolio were concentrated in variable rate trust preferred securities issued by financial services companies.  These trust preferred securities holdings consist of seven individual name issuers in the financial industry, including, where applicable, the impact of mergers and acquisitions of issuers subsequent to original purchase, and two pooled trust preferred securities in the form of collateralized debt obligations.  All of these trust preferred securities holdings have investment grade credit ratings at December 31, 2008.  Subsequent to December 31, 2008, one credit rating agency has downgraded to below investment grade four of our trust preferred security holdings, with total unrealized losses of $4.0 million at December 31, 2008.  The ratings of these four securities by other credit rating agencies remain at investment grade as of the filing date of this report.  Management has considered this information in its assessment of other-than-temporary impairment as of December 31, 2008.  The pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both of its pooled trust preferred holdings, Washington Trust’s investment is senior to one or more subordinated tranches that have first loss exposure.  One of the pooled trust preferred securities held by the Corporation continues to accrue and make payments as expected.  The other pooled trust preferred security began deferring interest payments until future periods and based on the financial condition and operating outlook of the issuers, was deemed to be other-than-temporarily impaired at December 31, 2008, with a resulting charge to earnings of $1.9 million.

Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other than temporary in future periods and the Corporation may incur additional write-downs.

The following tables provide supplemental information on the trust preferred securities as well as other information concerning the securities portfolio:

(Dollars in thousands)	Number
	of	Credit	Amortized	Unrealized		Fair
At December 31, 2008	Issuers	Rating (1)	Cost (2)	Gains	Losses	Value
Trust preferred securities
Individual name issuers (3):	2	Aa	$15,421	$–	$(7,484)	$7,937
	4	A	13,195	–	(4,880)	8,315
	1	Baa	1,909	–	(1,368)	541
Total individual name issuers	7		30,525	–	(13,732)	16,793
Collateralized debt obligations (CDO):
Pool issue 1 (4)		Baa	5,000	–	(3,693)	1,307
Pool issue 2 (5)		Baa	633	–	–	633
Total collateralized debt obligations			5,633	–	(3,693)	1,940
Total trust preferred securities			$36,158	$–	$(17,425)	$18,733

Corporate bonds:	1	Aaa	$2,784	$167	$–	$2,951
	2	A	10,189	436	–	10,625
Total corporate bonds	3		$12,973	$603	$–	$13,576

(1)	Source: Moody’s, as of December 31, 2008. Moody’s ratings remain at investment grade as of the filing date of this report.
(2)	Net of other-than-temporary impairment write-downs recognized in earnings.
(3)	Consists of various series of trust preferred securities issued by seven corporate financial institutions.
(4)
As of December 31, 2008, 3 of the 38 pooled institutions have invoked their original contractual right to defer interest payments.  The tranche held by Washington Trust continues to accrue and make payments as expected.

(5)
As of December 31, 2008, 5 of the 73 pooled institutions have invoked their original contractual right to defer interest payments.  The tranche held by Washington Trust began deferring interest payments until future periods and, based on the financial condition and operating outlook of the pooled institutions, was deemed to be other-than-temporarily impaired at December 31, 2008 resulting in the recognition of $1.859 million of impairment charges.  This investment security was also placed on nonaccrual status as of December 31, 2008.

(Dollars in thousands)
	Amortized	Unrealized		Fair
At December 31, 2008	Cost (1)	Gains	Losses	Value
Common and perpetual preferred stocks
Common stocks	$942	$50	$–	$992
Perpetual preferred stocks:
Federal National Mortgage Association (“Fannie Mae”)	24	–	–	24
Federal Home Loan Mortgage Corporation (“Freddie Mac”)	6	–	–	6
Other - financials	3,469	–	(662)	2,807
Other - utilities	1,000	2	(130)	872
Total perpetual preferred stocks	4,499	2	(792)	3,709
Total common and perpetual preferred stocks	$5,441	$52	$(792)	$4,701

(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

In October 2008, the SEC’s Office of the Chief Accountant, after consultation and concurrence with the FASB, concluded that the assessment of other-than-temporary impairment of perpetual preferred securities for filings made after October 14, 2008 can be made using an impairment model (including an anticipated recovery period) similar to a debt security provided there has been no evidence of a deterioration in credit of the issuer, as evidenced by, among other factors, a downgrade to a below “investment grade” credit rating.  Washington Trust complied with this guidance in its evaluation of other-than-temporary impairment of perpetual preferred stocks.

Losses on write-downs of investments to fair value were charged to earnings for securities deemed to be other-than-temporarily impaired in the amounts shown in the following table:

(Dollars in thousands)

Years ended December 31,	2008	2007	2006
Trust preferred securities
Collateralized debt obligations	$1,859	$–	$–
Common and perpetual preferred stocks
Fannie Mae and Freddie Mac perpetual preferred stocks	$1,470	–	–
Other perpetual preferred stocks	2,173	–	–
Other common stocks	435	–	–
Losses on write-downs of investments to fair value	$5,937	$–	$–

See Note 4 to the Consolidated Financial Statements for additional discussion on securities.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock based on the level of its FHLB advances.  As of December 31, 2008 and 2007, the Corporation’s investment in FHLB stock totaled $42.0 million and $31.7 million, respectively.  No market exists for shares of the FHLB.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Corporation currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.

The FHLB has advised its members that it is focusing on preserving capital in response to ongoing market volatility and, accordingly, it will not pay a quarterly dividend in the first quarter of 2009 and the payment of any dividend in 2009 is unlikely; further, a moratorium has been placed on excess stock repurchases.  The FHLB also announced that the estimated fair value of private-label mortgage-backed securities it owned at September 30, 2008 was approximately $1.3 billion less than the $4.6 billion carrying value of the securities.  If this unrealized loss were deemed to be an other-than-temporary loss in the future, it could exceed the FHLB’s current level of retained earnings and possibly put into question whether the fair value of FHLB stock owned by the Corporation was less than par value.  The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity.  The Corporation will continue to monitor its investment in FHLB stock.

Loans
Washington Trust’s loan portfolio amounted to $1.8 billion at December 31, 2008, up $265.5 million, or 16.9%, in 2008, primarily due to growth in the commercial loan portfolio.  Commercial loans rose by $200.0 million, or 29.4%, in 2008.

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Mortgages	$407,904	22%	$278,821	18%	$282,019	19%	$291,292	21%	$266,670	21%
Construction & development	49,599	3%	60,361	4%	32,233	2%	37,190	3%	29,263	2%
Other (1)	422,810	23%	341,084	21%	273,145	19%	226,252	16%	211,778	18%
Total commercial	880,313	48%	680,266	43%	587,397	40%	554,734	40%	507,711	41%
Residential real estate:
Mortgages	626,663	34%	588,628	37%	577,522	40%	565,680	40%	494,720	40%
Homeowner construction	15,389	1%	11,043	1%	11,149	–%	17,028	2%	18,975	1%
Total residential real estate	642,052	35%	599,671	38%	588,671	40%	582,708	42%	513,695	41%
Consumer:
Home equity lines	170,662	9%	144,429	9%	145,676	10%	161,100	11%	155,001	12%
Home equity loans	89,297	5%	99,827	6%	93,947	6%	72,288	5%	54,297	4%
Other (2)	56,830	3%	49,459	4%	44,295	4%	31,078	2%	18,972	2%
Total consumer loans	316,789	17%	293,715	19%	283,918	20%	264,466	18%	228,270	18%
Total loans	$1,839,154	100%	$1,573,652	100%	$1,459,986	100%	$1,401,908	100%	$1,249,676	100%

(1)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(2)	Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2008 follows:

(Dollars in thousands)
	1 Year	1 to 5	After 5
Matures in:	or Less	Years	Years	Totals
Construction and development (1)	$15,209	$21,489	$28,290	$64,988
Commercial - other	162,124	158,055	102,631	422,810
	$177,333	$179,544	$130,921	$487,798

(1)
Includes homeowner construction and commercial construction and development.  Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Sensitivity to changes in interest rates for Real Estate Construction and Other Commercial loans due after one year is as follows:

(Dollars in thousands)		Floating or
	Predetermined	Adjustable
	Rates	Rates	Totals
Principal due after one year	$221,847	$88,618	$310,465

Commercial Loans
During 2008, total commercial loans increased by 29.4%.  Commercial loans fall into two major categories, commercial real estate and other commercial loans (commercial and industrial).  Commercial real estate loans consist of commercial mortgages and construction and development loans.  Commercial mortgages are loans secured by income producing property.

Commercial Real Estate Loans
Commercial real estate loans amounted to $457.5 million at December 31, 2008, up by $118.3 million, or 34.9%, in 2008.  The growth in this category was achieved through self-originated loans and, to a lesser extent, participations with other financial institutions.

The following table presents a geographic summary of commercial real estate loans by property location.

(Dollars in thousands)	December 31, 2008
	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$405,040	88.5%
New York, New Jersey, Pennsylvania	37,448	8.2%
New Hampshire, Maine	13,384	2.9%
Other	1,631	0.4%
Total	$457,503	100.0%

Other Commercial Loans
Other commercial loans amounted to $422.8 million at December 31, 2008, up by $81.7 million, or 24.0%, from the balance at the end of 2007.  Other commercial loans are largely collateralized and in many cases the collateral consists of real estate occupied by the business as well as other business assets.  Growth in this category was primarily attributable to originations in our general market area of southern New England.  In 2008, much of this business was generated from former customers of larger financial institutions.

Residential Real Estate Loans
In 2008, residential real estate loans increased by $42.4 million, or 7.1%, which included loans purchased from other financial institutions of $39.3 million.  In addition, in the first quarter of 2008 Washington Trust sold $17.9 million in residential portfolio loans for interest rate risk and balance sheet management purposes, which resulted in a gain on sale of $80 thousand.  We do not have a practice of selling loans from portfolio and except for this we have not sold any packages of loans from our portfolio in many years.  We originate residential mortgage loans within our general market area of southern New England for portfolio and for sale in the secondary market.  The majority of loans sold are sold with servicing released.  From time to time we purchase one to four family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for our self-originated loans.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	December 31, 2008
	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$566,857	88.3%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	28,252	4.4%
Ohio, Michigan	19,940	3.1%
California, Washington, Oregon	12,678	2.0%
Colorado, Texas, New Mexico, Utah	8,623	1.3%
Georgia	2,539	0.4%
New Hampshire, Vermont	2,055	0.3%
Other	1,108	0.2%
Total	$642,052	100.0%

Consumer Loans
Consumer loans increased by 7.9% in 2008, primarily due to increases in home equity lines. Our consumer portfolio is predominantly home equity lines and home equity loans.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee reviews and approves large exposure credit requests, monitors asset quality on a regular basis and has approval authority for credit granting policies.  The Audit Committee oversees management’s system and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the allowance for loan losses.  The Bank’s practice is to identify problem credits early and take charge-offs as promptly as practicable.  In addition, management continuously reassesses its underwriting standards in response to changes in credit risk posed by changes in economic conditions.

The level of nonperforming assets and loan delinquencies increased during 2008.  In addition, net loan charge-offs increased from $517 thousand in 2007 to $1.4 million in 2008, comprised largely of commercial loans.  Despite this increase, the level of net charge-offs as a percentage of average loans for 2008 was relatively low at 0.08%.  Management believes this declining credit quality trend is primarily related to a general weakening in national and regional economic conditions and this trend is likely to continue in 2009.

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)

December 31,	2008	2007	2006	2005	2004
Nonaccrual loans:
Commercial mortgages	$1,942	$1,094	$981	$394	$2,357
Commercial construction and development	–	–	–	–	390
Other commercial	3,845	1,781	831	624	730
Residential real estate	1,754	1,158	721	1,147	1,027
Consumer	236	271	190	249	227
Total nonaccrual loans	7,777	4,304	2,723	2,414	4,731
Nonaccrual investment securities	633	–	–	–	–
Property acquired through foreclosure
or repossession, net	392	–	–	–	4
Total nonperforming assets	$8,802	$4,304	$2,723	$2,414	$4,735

Nonperforming assets to total assets	0.30%	0.17%	0.11%	0.10%	0.21%
Nonperforming loans to total loans	0.42%	0.27%	0.19%	0.17%	0.38%
Total past due loans to total loans	0.96%	0.45%	0.49%	0.27%	0.43%
Accruing troubled debt restructured loans	$870	$1,717	$–	$–	$–
Accruing loans 90 days or more past due	$–	$–	$–	$–	$–

Impaired loans consist of all nonaccrual commercial loans and loans restructured in a troubled debt restructuring.  At December 31, 2008, impaired loans amounted to $6.7 million, compared to $4.6 million at December 31, 2007.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.

Included in nonaccrual investment securities at December 31, 2008 was one pooled trust preferred security.  Based on the financial condition and operating outlook of the issuers, this security was deemed to be other-than-temporarily impaired and placed on nonaccrual status in the fourth quarter of 2008.  See additional information herein under the caption “Securities.”

Nonaccrual Loans
Loans, with the exception of certain well-secured residential mortgage loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more past due with respect to principal and/or interest or sooner if considered appropriate by management.  Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  Interest previously accrued, but uncollected, is reversed against current period income.  Subsequent cash receipts on nonaccrual loans are recognized as interest income, or recorded as a reduction of principal if full collection of the loan is doubtful or if impairment of the collateral is identified.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $583 thousand, $341 thousand and $218 thousand in 2008, 2007 and 2006, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $469 thousand, $318 thousand and $192 thousand in 2008, 2007 and 2006, respectively.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2008.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)

December 31,	2008	2007
Nonaccrual loans 90 days or more past due	$6,284	$2,490
Nonaccrual loans less than 90 days past due	1,493	1,814
Total nonaccrual loans	$7,777	$4,304

$2.9 million of the $3.5 million increase in nonaccrual loans in 2008 occurred in the other commercial loan category.  These are primarily loans to small business and generally secured by real estate as well as other business assets.

Restructured Loans
Loans are considered restructured when the Corporation has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered.  These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest.  The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection.  At December 31, 2008, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)

December 31,	2008	2007	2006	2005	2004
Accruing troubled debt restructured loans:
Commercial mortgages	$–	$1,717	$–	$–	$–
Commercial construction and development	–	–	–	–	–
Other commercial	–	–	–	–	–
Residential real estate	263	–	–	–	–
Consumer	607	–	–	–	–
Accruing troubled debt restructured loans	870	1,717	–	–	–
Nonaccrual troubled debt restructured loans	–	–	–	–	–
Total troubled debt restructured loans	$870	$1,717	$–	$–	$–

Past Due Loans
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
December 31,	2008		2007
	Amount	% (1)	Amount	% (1)
Loans 30 – 59 days past due:
Commercial categories	$5,490		$1,450
Residential real estate	3,113		1,620
Consumer loans	76		73
Loans 30 – 59 days past due	$8,679		$3,143
Loans 60 – 89 days past due:
Commercial categories	$791		1,313
Residential real estate	1,452		39
Consumer loans	401		38
Loans 60 – 89 days past due	$2,644		$1,390
Loans 90 days or more past due:
Commercial categories	$5,234		1,963
Residential real estate	973		441
Consumer loans	77		86
Loans 90 days or more past due	$6,284		$2,490
Total past due loans:
Commercial categories	$11,515	1.31%	$4,726	0.69%
Residential real estate	5,538	0.86%	2,100	0.35%
Consumer loans	554	0.17%	197	0.07%
Total past due loans	$17,607	0.96%	$7,023	0.45%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

Total 30 day+ delinquencies amounted to $17.6 million, or 0.96% of total loans, at December 31, 2008, up $10.6 million from the balance at December 31, 2007, with the largest increase in the commercial loan portfolio.  The increase in total 30 day+ delinquencies is generally attributable to weakening economic conditions.

Commercial loan delinquencies amounted to $11.5 million, or 1.31% of total commercial loans, at December 31, 2008.  The largest single delinquent commercial loan relationship amounted to $3.4 million, secured by a hotel.  This loan was classified in commercial real estate and was considered a Potential Problem Loan as of December 31, 2008.

Washington Trust has never offered a subprime residential loan program.  Residential mortgage loan delinquencies amounted to $5.5 million, or 0.86% of residential mortgage loans, at December 31, 2008 compared to $2.1 million, or 0.35%, at December 31, 2007.  Consumer loan delinquencies were $554 thousand, or 0.17% of total consumer loans, at December 31, 2008, compared to $197 thousand, or 0.07%, at the end of 2007.  Total 90 day+ delinquencies in the residential mortgage and consumer loan categories amounted to $973 thousand (five loans) and $77 thousand (two loans), respectively, at December 31, 2008.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2008.  Such loans are characterized by weaknesses in the financial condition of borrowers or collateral deficiencies.  Based on historical experience, the credit quality of some of these loans may improve as a result of collection efforts, while the credit quality of other loans may deteriorate, resulting in some amount of losses.  These loans are not included in the analysis of nonaccrual or restructured loans above.  At December 31, 2008, potential problem loans amounted to approximately $9.3 million, compared to $8.1 million at December 31, 2007.  Approximately 91% of the potential problem loans at December 31, 2008 consisted of six commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  The Corporation’s loan policy provides guidelines for the review of such loans in order to facilitate collection.

Depending on future events, these potential problem loans, and others not currently identified, could be classified as nonperforming in the future.

Allowance for Loan Losses
The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses under the caption “Critical Accounting Policies and Estimates”.  During 2008, there were no significant changes to the allowance assessment methodology.

The allowance for loan losses is management’s best estimate of the probable loan losses incurred as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

At December 31, 2008, the allowance for loan losses was $23.7 million, or 1.29% of the total loan portfolio, which compares to an allowance of $20.3 million or 1.29% of the total loan portfolio at December 31, 2007.  While the level of nonaccrual loans as a percentage of total loans has increased from 0.27% of total loans at December 31, 2007 to 0.42% of total loans at the end of 2008 and the level of delinquencies as described above under the caption “Past Due Loans” increased in 2008, the weighted average risk ratings of the commercial portfolio improved during 2008.  For substantially all of the performing (non-impaired) commercial portfolio, the estimate of loss allocation is a function of individual loan risk ratings.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.  See Note 1 to the Consolidated Financial Statements under the heading “Allowance for Loan Losses” for a discussion of the internal loan risk rating system.

The following table reflects the activity in the allowance for loan losses for the dates presented:

(Dollars in thousands)

December 31,	2008	2007	2006	2005	2004
Balance at beginning of year	$20,277	$18,894	$17,918	$16,771	$15,914
Charge-offs:
Commercial:
Mortgages	185	26	–	85	215
Construction and development	–	–	–	–	–
Other	1,044	506	295	198	257
Residential:
Mortgages	104	–	–	–	–
Homeowner construction	–	–	–	–	–
Consumer	260	246	133	86	95
Total charge-offs	1,593	778	428	369	567
Recoveries:
Commercial:
Mortgages	68	–	–	71	36
Construction and development	–	–	–	–	34
Other	48	203	171	389	569
Residential:
Mortgages	–	–	–	–	–
Homeowner construction	–	–	–	–	–
Consumer	125	58	33	106	175
Total recoveries	241	261	204	566	814
Net charge-offs (recoveries)	1,352	517	224	(197)	(247)
Reclassification of allowance
on off-balance sheet exposures	–	–	–	(250)	–
Provision charged to earnings	4,800	1,900	1,200	1,200	610
Balance at end of year	$23,725	$20,277	$18,894	$17,918	$16,771

Net charge-offs (recoveries) to average loans	.08%	.03%	.02%	(.01)%	(.02)%

The increase in the 2008 provision for loan losses was based on management’s assessment of various factors affecting the loan portfolio, including, among others, $200.0 million, or 29.4%, of growth in the commercial loan portfolio, which has a higher loan loss allocation than the residential and consumer loan portfolios; our ongoing evaluation of credit quality, with particular emphasis on the commercial portfolio; and general economic conditions.  The evaluation of credit quality and the determination of the appropriate amount of allowance for loan losses, which is described under the caption “Critical Accounting Policies and Estimates – Allowance for Loan Losses”, reflects the impact of the increase in total nonaccrual loans, past due loans and potential problem loans in 2008.

Net charge-offs amounted to $1.4 million in 2008, compared to net charge-offs of $517 thousand in 2007.  Commercial loan net charge-offs amounted to $1.1 million and $329 thousand in 2008 and 2007, respectively.

The Corporation will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.

In 2005, the Corporation reclassified to other liabilities that portion of the allowance for loan losses related to off-balance sheet credit risk.

The following table presents the allocation of the allowance for loan losses:

(Dollars in thousands)

December 31,	2008	2007	2006	2005	2004
Commercial:
Mortgages	$4,904	$5,218	$4,408	$4,467	$4,385
% of these loans to all loans	22.2%	17.7%	19.3%	20.8%	21.3%

Construction and development	784	1,445	589	713	729
% of these loans to all loans	2.7%	3.8%	2.2%	2.7%	2.3%

Other	6,889	4,229	4,200	3,263	3,633
% of these loans to all loans	23.0%	21.7%	18.7%	16.1%	16.9%

Residential:
Mortgages	2,111	1,681	1,619	1,642	1,447
% of these loans to all loans	34.1%	37.4%	39.6%	40.3%	39.7%

Homeowner construction	84	55	56	43	47
% of these loans to all loans	0.8%	0.7%	0.8%	1.2%	1.5%

Consumer	2,231	2,027	1,882	1,585	1,323
% of these loans to all loans	17.2%	18.7%	19.4%	18.9%	18.3%

Unallocated	6,722	5,622	6,140	6,205	5,207
Balance at end of year	$23,725	$20,277	$18,894	$17,918	$16,771
	100.0%	100.0%	100.0%	100.0%	100.0%

As more fully described in Note 1 to the Consolidated Financial Statements under the heading “Allowance for Loan Losses”, the estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, and (3) general loss allocations for other environmental factors, which is classified as “unallocated”.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  Revisions to loss allocation factors are not retroactively applied.  In addition, the Interagency Policy Statement on Allowance for Loan and Lease Losses, which was revised by banking regulators in December 2006, also contributed to our reassessment of the loan loss allocation methodology.  The general loss allocation for other environmental factors is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs, weighted average length of time since loan origination (which, based on our historical experience has been an indicator of lower loss probability) and other changes in the portfolio.

Investment in Bank-Owned Life Insurance (“BOLI”)
BOLI amounted to $43.2 million and $41.4 million at December 31, 2008 and 2007, respectively.  BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an interest sensitive asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A+” or better by A.M. Best and “Aa” or better by Moody’s at December 31, 2008.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Sources of Funds
Our principal sources of funding are deposits and borrowings.  In general, deposits are a lower cost source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings.

Deposits
Washington Trust offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue.

Total deposits amounted to $1.8 billion at December 31, 2008, up by $144.7 million, or 8.8%, from the balance at December 31, 2007.  Excluding out-of-market brokered certificates of deposit, in-market deposits were up by $86.5 million, or 5.7%, in 2008.  Deposit growth in 2008 was largely concentrated in in-market time deposits.  Deposit gathering continues to be extremely competitive.

Demand deposits amounted to $172.8 million at December 31, 2008, down by $2.8 million, or 1.6%, from December 31, 2007.

NOW account balances increased by $6.4 million, or 3.9%, in 2008 and totaled $171.3 million at December 31, 2008.

Money market account balances totaled $305.9 million at December 31, 2008, down by $15.7 million, or 4.9%, from December 31, 2007.

During 2008, savings deposits declined $2.8 million, or 1.6%, and amounted to $173.5 million at December 31, 2008.

Time deposits (including brokered certificates of deposit) amounted to $967.4 million, up by $159.6 million, or 19.8%, during 2008.  Beginning in the third quarter of 2008, Washington Trust became a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Washington Trust uses CDARS to place customer funds into certificates of deposit issued by other banks that are members of the CDARS network.  This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance.  We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits.  CDARS deposits are considered to be brokered deposits for banking regulatory purposes.  We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.  Excluding out-of-market brokered certificates of deposit, in-market time deposits grew by $86.5 million, or 5.7%, in 2008.  Included in this amount are CDARS reciprocal time deposits of $86.2 million at December 31, 2008.  In addition, the Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Out-of-market brokered time deposits amounted to $188.0 million at December 31, 2008, up by $58.2 million, or 44.8%, from December 31, 2007.

Borrowings
FHLB Advances
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy.  FHLB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLB advances increased $213.2 million during the year and amounted to $829.6 million at December 31, 2008.  Included in the December 31, 2008 balance are $18.0 million of callable advances with call dates ranging from January 2009 through March 2009.

Junior Subordinated Debentures
Junior subordinated debentures amounted to $33.0 million and $22.7 million at December 31, 2008 and 2007, respectively.

In April 2008, the Bancorp sponsored the creation of Washington Preferred, a Delaware statutory trust created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp issued $10.3 million in junior subordinated deferrable interest notes, which bear a rate equal to the three-month LIBOR rate plus 3.50%, to Washington Preferred.  See Note 11 to the Consolidated Financial Statements for additional information on junior subordinated debentures.

Other Borrowings
Other borrowings primarily consist of securities sold under repurchase agreements, deferred acquisition obligations, and Treasury, Tax and Loan demand note balance.  Other borrowings amounted to $26.7 million at December 31,

2008, down $5.8 million from the balance at December 31, 2007 mainly due to payments of deferred acquisition obligations.

The Stock Purchase Agreement, as amended, for the 2005 acquisition of Weston Financial provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  Contingent payments are added to goodwill and recorded as deferred acquisition liabilities at the time the payments are determinable beyond a reasonable doubt.  Deferred acquisition obligations amounted to $2.5 million at December 31, 2008 compared to $9.9 million at December 31, 2007.  In 2008 the Corporation recognized a liability of $7.6 million, representing amounts earned under the terms of the acquisition agreement.  In the first quarter of 2008 the Corporation paid approximately $8.1 million, which represented the 2007 earn-out payment.  Also in the fourth quarter of 2008, the Corporation paid approximately $7.1 million, in settlement of a portion of the 2008 earn-out liability.  The balance of the 2008 earn-out liability will be paid in the first quarter of 2009.

See Note 11 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 62% of total average assets in 2008.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

Washington Trust has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity.  Management employs stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows.  In management’s estimation, risks are concentrated in two major categories (1) runoff of in-market deposit balances; and (2) unexpected drawdown of loan commitments.  Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity.  Our stress test scenarios, therefore, emphasize attempts to quantify deposits at risk over selected time horizons.  In addition to these unexpected outflow risks, several other “business as usual” factors enter into the calculation of the adequacy of contingent liquidity including (1) payment proceeds from loans and investment securities; (2) maturing debt obligations; and (3) maturing time deposits.  Washington Trust has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLB in excess of levels used in the ordinary course of business.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during 2008.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For 2008, net cash provided by financing activities amounted to $406.8 million due primarily to net increases in FHLB advances and deposits.  In addition, Washington Trust issued $10.0 million in junior subordinated debentures in 2008.  Net cash used in investing activities totaled $418.8 million in 2008 and was used primarily to fund loan growth and to purchase securities and loans.  Also, the Corporation paid $15.2 million in deferred acquisition obligations and received $18.0 million in proceeds on the sale of certain residential mortgage loans from it portfolio in 2008.  Net cash provided by operating activities amounted to $29.1 million in 2008, $22.2 million of which was generated by net income.  See the Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $235.1 million at December 31, 2008, compared to $186.5 million at December 31, 2007.  In October 2008, Washington Trust issued $50.0 million of is Common Stock in a private placement with select institutional investors.  Net proceeds were $46.9 million after deducting offering-related fees and expenses.  On October 20, 2008, the Corporation filed a registration statement with the SEC to register these shares for resale.  Washington Trust will use the net proceeds for general corporate purposes and to support strategic growth initiatives in its commercial and wealth management business.

At December 31, 2008, a $7.6 million charge to the accumulated other comprehensive loss component of shareholder’s equity was recorded.  This charge represented the periodic recognition of the change in value of qualified pension plan assets in comparison to the change in pension liabilities.  This 2008 charge reflected declines in the value of marketable security pension assets.  The Corporation expects to contribute $2.0 million to the qualified pension plan in 2009.  In addition, the Corporation expects to contribute $435 thousand in benefit payments to the non-qualified retirement plans in 2009.  The decline in the value of plan assets may cause the Corporation to make higher levels of contributions in future years.  See Note 15 to the Consolidated Financial Statements for disclosure on pension liabilities.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  No shares were repurchased in 2008.  As of December 31, 2008, a cumulative total of 185,400 shares have been repurchased under this plan at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 7.9% at December 31, 2008, compared to 7.3% at December 31, 2007.  Book value per share at December 31, 2008 amounted to $14.75, a 5.6% increase from the year-earlier amount of $13.97 per share.  Tangible book value increased from $9.33 per share at the end of 2007 to $10.47 per share at December 31, 2008.

The Bancorp and the Bank are subject to various regulatory capital requirements.  The Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 12 to the Consolidated Financial Statements for additional discussion of capital requirements.

While the Corporation believes its current and anticipated capital levels are adequate to support its business plan, the capital and credit markets have been experiencing volatility and disruption for more than 12 months, recently reaching unprecedented levels.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at December 31, 2008.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (2)	$829,626	$286,232	$240,197	$195,844	$107,353
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	4,974	1,247	1,970	705	1,052
Software licensing arrangements	2,037	1,104	933	–	–
Treasury, tax and loan demand note	4,382	4,382	–	–	–
Deferred acquisition obligations	2,506	2,506	–	–	–
Other borrowings	19,855	30	68	19,579	178
Total contractual obligations	$896,371	$296,501	$243,168	$216,128	$141,574

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)
All FHLB advances are shown in the period corresponding to their scheduled maturity.  Some FHLB advances are callable at earlier dates.  See Note 11 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$206,515	$144,051	$48,486	$2,839	$11,139
Home equity lines	178,371	1,804	6,397	–	170,170
Other loans	22,979	22,075	840	64	–
Standby letters of credit	7,679	940	100	6,639	–
Forward loan commitments to:
Originate loans	25,662	25,662	–	–	–
Sell loans	28,192	28,192	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	13,981	–	–	10,178	3,803
Mirror swaps with counterparties	13,981	–	–	10,178	3,803
Interest rate risk management contract:
Interest rate swap	10,000	–	–	10,000	–
Total commitments	$507,360	$222,724	$55,823	$39,898	$188,915

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

Net unrealized losses on interest rate swap contracts amounted to $542 thousand in 2008.  This amount included $638 thousand of unrealized losses attributable to an interest rate swap contract executed in April 2008 with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with variable rate junior subordinated debentures.  Under the terms of this swap, Washington Trust agreed to pay a fixed rate and receive a variable rate based on LIBOR.  At inception, this hedging transaction was deemed to be highly effective and, therefore, valuation changes for this derivative were recognized in the accumulated other comprehensive income component of shareholders’ equity.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the derivative counterparty, the hedging relationship was deemed to be not highly effective, with the result that subsequent changes in the derivative valuation are recognized in earnings.  The valuation decline in the fourth quarter of 2008 was attributable to a decline in the swap yield curve during the quarter, which reduced market fixed rates for terms similar to this swap contract.  The bankruptcy filings by the Lehman entities constituted events of default under the interest rate swap contract, entitling Washington Trust to immediately suspend performance and to terminate the transaction.  Washington Trust continues to monitor its rights and obligations under the interest rate swap transaction in the context of the Lehman bankruptcy proceedings and may seek to terminate or replace the transaction, or have it assigned to a third-party creditworthy counterparty.  Unrealized gains on other interest rate swap transactions not affected by this matter amounted to $96 thousand in 2008 and $27 thousand in 2007

For additional information on financial instruments with off-balance sheet risk and derivative financial instruments see Note 13 to the Consolidated Financial Statements.

Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Corporation’s financial statements.

Asset/Liability Management and Interest Rate Risk
Interest rate risk is the primary market risk category associated with the Corporation’s operations.  The ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk.  Interest rate risk is the risk of loss to future earnings due to changes in interest rates.  The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with Washington Trust’s liquidity, capital adequacy, growth, risk and profitability goals.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2008 and December 31, 2007, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of December 31, 2008 and 2007.  Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

December 31,	2008		2007
	Months	Months	Months	Months
	1 - 12	13 - 24	1 - 12	13 - 24
100 basis point rate decrease	-1.13%	0.30%	-1.77%	-2.24%
100 basis point rate increase	0.61%	-1.09%	-1.41%	-3.62%
200 basis point rate increase	1.98%	-1.09%	-1.13%	-6.11%

The ALCO estimates that the moderately negative exposure of net interest income to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid on deposits.  If rates were to fall and remain low for a sustained period, certain core savings and time deposit rates could decline more slowly and by a lesser amount than other market rates.  Asset yields would likely decline more rapidly than deposit costs as current asset holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market rates fall.

The moderately positive exposure of net interest income to rising rates in Year 1 as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the first 12 months of the simulation horizon.  For simulation purposes, deposit rate changes are anticipated to lag other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding a shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during past rising interest rate cycles.

The slightly negative exposure of net interest income to rising rates in Year 2 as compared to an unchanged rate scenario is primarily attributable to a projected increase in deposit funding costs and projected shifts in retail deposit mix.  Relatively rate-sensitive money market and time deposits form a larger percentage of total deposits than other lower-cost deposit categories, such as low-rate savings accounts and transactional deposits.  The ALCO modeling process assumes that a portion of lower-cost core deposit balances would shift into higher cost deposit categories if interest rates were to increase, which reflects historical trends in past rising rate cycles.  Although asset yields would also increase in a rising interest rate environment, the cumulative impact of funding cost increases for rate-sensitive higher cost deposit categories suggests that by Year 2 of rising interest rate scenarios, the growth in the Corporation’s cost of funds could reduce the rate of improvement in net interest margin compared to Year 1 of the parallel rising rate scenarios presented above.

While the ALCO reviews simulation assumptions and back-tests simulation results to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin.  Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost money market and time deposits in rising rate scenarios as noted above.  The static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior.  Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates.  Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates.  The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO’s estimates.  Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of December 31, 2008 and 2007 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and U.S. government-sponsored enterprise securities (noncallable)	$1,965	$(3,646)
U.S. government-sponsored enterprise securities (callable)	3	(6)
States and political subdivisions	5,579	(11,829)
Mortgage-backed securities issued by U.S. government sponsored agencies
and U.S. government sponsored enterprises	6,792	(33,282)
Trust preferred debt and other corporate securities	285	749
Total change in market value as of December 31, 2008	$14,624	$(48,014)

Total change in market value as of December 31, 2007	$15,459	$(46,812)

See Note 13 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2008.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2008, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting.  This report appears on the following page of this Annual Report on Form 10-K.

/s/ John C. Warren	/s/ David V. Devault
John C. Warren Chairman and Chief Executive Officer	David V. Devault Executive Vice President, Chief Financial Officer and Secretary

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc:

We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated February 27, 2009 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island
February 27, 2009

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 27, 2009 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island
February 27, 2009

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED BALANCE SHEETS

December 31,	2008	2007
Assets:
Cash and noninterest-bearing balances due from banks	$11,644	$30,817
Interest-bearing balances due from banks	41,780	1,973
Federal funds sold and securities purchased under resale agreements	2,942	7,600
Other short-term investments	1,824	722
Mortgage loans held for sale	2,543	1,981
Securities available for sale, at fair value;
amortized cost $869,433 in 2008 and $750,583 in 2007	866,219	751,778
Federal Home Loan Bank stock, at cost	42,008	31,725
Loans:
Commercial and other	880,313	680,266
Residential real estate	642,052	599,671
Consumer	316,789	293,715
Total loans	1,839,154	1,573,652
Less allowance for loan losses	23,725	20,277
Net loans	1,815,429	1,553,375
Premises and equipment, net	25,102	25,420
Accrued interest receivable	11,036	11,427
Investment in bank-owned life insurance	43,163	41,363
Goodwill	58,114	50,479
Identifiable intangible assets, net	10,152	11,433
Other assets	33,510	19,847
Total assets	$2,965,466	$2,539,940
Liabilities:
Deposits:
Demand deposits	$172,771	$175,542
NOW accounts	171,306	164,944
Money market accounts	305,879	321,600
Savings accounts	173,485	176,278
Time deposits	967,427	807,841
Total deposits	1,790,868	1,646,205
Dividends payable	3,351	2,677
Federal Home Loan Bank advances	829,626	616,417
Junior subordinated debentures	32,991	22,681
Other borrowings	26,743	32,560
Accrued expenses and other liabilities	46,776	32,887
Total liabilities	2,730,355	2,353,427
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,018,868 shares in 2008 and 13,492,110 shares in 2007	1,001	843
Paid-in capital	82,095	34,874
Retained earnings	164,679	154,647
Accumulated other comprehensive loss	(10,458)	(239)
Treasury stock, at cost; 84,191 shares in 2008 and 137,652 shares in 2007	(2,206)	(3,612)
Total shareholders’ equity	235,111	186,513
Total liabilities and shareholders’ equity	$2,965,466	$2,539,940

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	Years ended December 31,	2008	2007	2006
	Interest income:
	Interest and fees on loans	$100,939	$98,720	$92,190
	Interest on securities:
	Taxable	34,382	31,163	33,763
	Nontaxable	3,125	2,983	1,618
	Dividends on corporate stock and Federal Home Loan Bank stock	1,882	2,737	2,842
	Other interest income	334	831	721
	Total interest income	140,662	136,434	131,134
	Interest expense:
	Deposits	41,195	52,422	46,982
	Federal Home Loan Bank advances	30,894	21,641	20,916
	Junior subordinated debentures	1,879	1,352	1,352
	Other interest expense	1,181	1,075	410
	Total interest expense	75,149	76,490	69,660
	Net interest income	65,513	59,944	61,474
	Provision for loan losses	4,800	1,900	1,200
	Net interest income after provision for loan losses	60,713	58,044	60,274
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	20,316	21,124	19,099
	Mutual fund fees	5,205	5,430	4,665
	Financial planning, commissions and other service fees	2,752	2,462	2,616
	Wealth management services	28,273	29,016	26,380
	Service charges on deposit accounts	4,781	4,713	4,915
	Merchant processing fees	6,900	6,710	6,208
	Income from bank-owned life insurance	1,800	1,593	1,410
	Net gains on loan sales and commissions on loans originated for others	1,396	1,493	1,423
	Net realized gains on securities	2,224	455	443
	Losses on write-downs of investments to fair value	(5,937)	–	–
	Net unrealized gains (losses) on interest rate swaps	(542)	27	–
	Other income	1,625	1,502	1,404
	Total noninterest income	40,520	45,509	42,183
	Noninterest expense:
	Salaries and employee benefits	41,037	39,986	38,698
	Net occupancy	4,536	4,150	3,888
	Equipment	3,838	3,473	3,370
	Merchant processing costs	5,769	5,686	5,257
	Outsourced services	2,859	2,180	2,009
	Advertising and promotion	1,729	2,024	1,894
	Legal, audit and professional fees	2,325	1,761	1,637
	Amortization of intangibles	1,281	1,383	1,593
	Debt prepayment penalties	–	1,067	–
	Other expenses	8,368	7,196	6,989
	Total noninterest expense	71,742	68,906	65,335
	Income before income taxes	29,491	34,647	37,122
	Income tax expense	7,319	10,847	12,091
	Net income	$22,172	$23,800	$25,031
	Weighted average shares outstanding - basic	13,981.9	13,355.5	13,424.1
	Weighted average shares outstanding - diluted	14,146.3	13,604.1	13,723.2
Per share information:	Basic earnings per share	$1.59	$1.78	$1.86
	Diluted earnings per share	$1.57	$1.75	$1.82
	Cash dividends declared per share	$0.83	$0.80	$0.76

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common				Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars and shares in thousands)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2006	13,362	$836	$32,778	$126,735	$(1,653)	$(250)	$158,446
Net income for 2006				25,031			25,031
Unrealized gains on securities, net
of $843 income tax expense					1,432		1,432
Reclassification adjustments for net
realized gains included in net income,
net of $322 income tax expense					(121)		(121)
Minimum pension liability adjustment,
net of $33 income tax expense					61		61
Comprehensive income							26,403
Adjustment to initially apply SFAS No. 158,
net of $1,741 income tax benefit					(3,234)		(3,234)
Cash dividends declared				(10,218)			(10,218)
Share-based compensation			694				694
Deferred compensation plan	(5)		7			(144)	(137)
Exercise of stock options and related tax benefit	77	5	1,200			91	1,296
Shares issued – dividend reinvestment plan	46	2	1,214				1,216
Shares repurchased	(50)					(1,410)	(1,410)
Balance at December 31, 2006	13,430	$843	$35,893	$141,548	$(3,515)	$(1,713)	$173,056
Net income for 2007				23,800			23,800
Unrealized gains on securities, net
of $427 income tax expense					793		793
Reclassification adjustments for net
realized gains included in net income,
net of $190 income tax expense					(265)		(265)
Defined benefit plan obligation adjustment,
net of $1,330 income tax expense					2,469		2,469
Reclassification adjustments for net periodic
pension cost, net of $149 income tax expense					279		279
Comprehensive income							27,076
Cash dividends declared				(10,701)			(10,701)
Share-based compensation			508				508
Deferred compensation plan	(14)		(4)			(354)	(358)
Exercise of stock options, issuance of other
other compensation-related equity instruments
and related tax benefit	123		(1,523)			3,302	1,779
Shares repurchased	(185)					(4,847)	(4,847)
Balance at December 31, 2007	13,354	$843	$34,874	$154,647	$(239)	$(3,612)	$186,513

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

					Accumulated
	Common				Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars and shares in thousands)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2008	13,354	$843	$34,874	$154,647	$(239)	$(3,612)	$186,513
Net income for 2008				22,172			22,172
Unrealized losses on securities, net
of $2,899 income tax benefit					(5,222)		(5,222)
Reclassification adjustments for net
realized losses included in net income,
net of $1,335 income tax benefit					2,377		2,377
Defined benefit plan obligation adjustment,
net of $4,230 income tax benefit					(7,615)		(7,615)
Reclassification adjustments for net periodic
pension cost, net of $91 income tax expense					169		169
Unrealized gains on cash flow hedges, net
of $2 income tax expense					4		4
Reclassification adjustments for net realized
gains on cash flow hedges included in net
income, net of $14 income tax expense					26		26
Comprehensive income							11,911
Adjustment to initially apply SFAS No. 158,
net of $229 income tax benefit				(468)	42		(426)
Cash dividends declared				(11,672)			(11,672)
Share-based compensation			630				630
Deferred compensation plan	2		(7)			43	36
Exercise of stock options, issuance of other
other compensation-related equity instruments
and related tax benefit	41		(687)			1,068	381
Shares issued	2,500	156	46,718				46,874
Shares issued – dividend reinvestment plan	38	2	567			295	864
Balance at December 31, 2008	15,935	$1,001	$82,095	$164,679	$(10,458)	$(2,206)	$235,111

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,	2008	2007	2006
	Cash flows from operating activities:
	Net income	$22,172	$23,800	$25,031
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	4,800	1,900	1,200
	Depreciation of premises and equipment	3,043	2,951	2,995
	Net amortization of premium and discount	691	631	1,252
	Net amortization of intangibles	1,281	1,383	1,593
	Non–cash charitable contribution	397	520	513
	Share–based compensation	630	508	694
	Deferred income tax benefit	(5,308)	(2,311)	(1,969)
	Earnings from bank-owned life insurance	(1,800)	(1,593)	(1,410)
	Net gains on loan sales	(1,396)	(1,493)	(1,423)
	Net realized gains on securities	(2,224)	(455)	(443)
	Losses on write-downs of investments to fair value	5,937	-	-
	Net unrealized losses (gains) on interest rate swap contracts	542	(27)	-
	Proceeds from sales of loans	56,905	59,013	44,398
	Loans originated for sale	(56,588)	(57,926)	(45,082)
	Decrease (increase) in accrued interest receivable, excluding purchased interest	649	43	(513)
	(Increase) decrease in other assets	(4,477)	1,472	(2,175)
	Increase in accrued expenses and other liabilities	3,797	1,502	4,689
	Other, net	20	55	(256)
	Net cash provided by operating activities	29,071	29,973	29,094
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(296,187)	(258,737)	(39,279)
	Other investment securities available for sale	(13,996)	(39,290)	(77,111)
	Mortgage-backed securities held to maturity	–	–	–
	Other investment securities held to maturity	–	(12,882)	(38,358)
Proceeds from sales of:	Mortgage-backed securities available for sale	14,000	47,938	94,118
	Other investment securities available for sale	67,321	43,015	12,235
	Mortgage-backed securities held to maturity	–	38,501	–
	Other investment securities held to maturity	–	21,698	–
Maturities and principal payments of:	Mortgage-backed securities available for sale	89,500	65,443	86,778
	Other investment securities available for sale	15,680	22,967	16,999
	Mortgage-backed securities held to maturity	–	3,191	16,019
	Other investment securities held to maturity	–	20,490	9,360
	(Purchase) remittance of Federal Home Loan Bank stock	(10,283)	(2,998)	6,239
	Net increase in loans	(229,703)	(23,054)	(25,047)
	Proceeds from sale of loans	18,047	–	–
	Purchases of loans, including purchased interest	(54,931)	(90,988)	(33,238)
	Proceeds from the sale of property acquired through foreclosure or repossession	–	–	380
	Proceeds from sale of premises and equipment, net of selling costs	1,433	–	–
	Purchases of premises and equipment	(4,183)	(4,122)	(3,578)
	Purchases of bank-owned life insurance	–	–	(8,000)
	Equity investment in capital trusts	(310)	–	–
	Payment of deferred acquisition obligation	(15,159)	(6,720)	–
	Net cash (used in) provided by investing activities	(418,771)	(175,548)	17,517

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31,	2008	2007	2006
Cash flows from financing activities:
Net increase (decrease) in deposits	144,663	(31,792)	38,740
Net increase in other borrowings	1,707	18,675	315
Proceeds from Federal Home Loan Bank advances	1,112,856	803,513	516,162
Repayment of Federal Home Loan Bank advances	(899,621)	(661,617)	(586,868)
Issuance (purchase) of treasury stock, including net deferred compensation plan activity	36	(5,200)	(1,547)
Proceeds from the issuance of common stock under dividend reinvestment plan	864	–	1,216
Proceeds from the issuance of common stock	46,874	–	–
Net proceeds from the exercise of stock options and issuance of other
compensation-related equity instruments	182	1,052	803
Tax benefit from stock option exercises and issuance of other
compensation-related equity instruments	199	727	384
Proceeds from the issuance of junior subordinated debentures, net of debt issuance costs	10,016	–	–
Cash dividends paid	(10,998)	(10,580)	(10,070)
Net cash provided by (used in) financing activities	406,778	114,778	(40,865)
Net increase (decrease) increase in cash and cash equivalents	17,078	(30,797)	5,746
Cash and cash equivalents at beginning of year	41,112	71,909	66,163
Cash and cash equivalents at end of year	$58,190	$41,112	$71,909

Noncash Investing and Financing Activities:
Loans charged off	$1,593	$778	$428
Net transfers from loans to property acquired through foreclosure or repossession	392	–	385
Deferred acquisition obligation incurred	7,635	5,921	4,595
Held to maturity securities transferred to available for sale	–	162,997	–

Supplemental Disclosures:
Interest payments	75,661	76,264	68,946
Income tax payments	13,587	11,440	14,054

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2008 and 2007

General
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company and financial holding company.  The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank founded in 1800.  Through its subsidiaries, the Bancorp offers a complete product line of financial services including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, Massachusetts and southeastern Connecticut.

(1) Summary of Significant Accounting Policies
Basis of Presentation
The consolidated financial statements include the accounts of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”).  All significant intercompany transactions have been eliminated.  Certain prior year amounts have been reclassified to conform to the current year classification.

The accounting and reporting policies of the Corporation conform to accounting principles generally accepted in the United States of America (“GAAP”) and to general practices of the banking industry.  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to change are the determination of the allowance for loan losses and the review of goodwill, other intangible assets and investments for impairment.  The current economic environment has increased the degree of uncertainty inherent in such estimates and assumptions.

Short-term Investments
Short-term investments consist of highly liquid investments with a maturity date of three months or less when purchased and are considered to be cash equivalents.  The Corporation’s short-term investments may be comprised of overnight federal funds sold, securities purchased under resale agreements and money market mutual funds.

Securities
Investments in debt securities that management has the positive intent and ability to hold to maturity are classified as held to maturity and carried at amortized cost.  Management determines the appropriate classification of securities at the time of purchase.  As more fully described in Note 4, the Corporation will not classify securities in the held to maturity category until April 2009.

Investments not classified as held to maturity are classified as available for sale.  Securities available for sale consist of debt and equity securities that are available for sale to respond to changes in market interest rates, liquidity needs, changes in funding sources and other similar factors.  These assets are specifically identified and are carried at fair value.  Changes in fair value of available for sale securities, net of applicable income taxes, are reported as a separate component of shareholders’ equity.  Washington Trust does not have a trading portfolio.

The Corporation reviews its investment portfolio quarterly for any declines in fair value that are deemed other-than-temporary.  A decline in the fair value of any available-for-sale or held-to-maturity security below cost that is deemed to be other than temporary is charged to earnings, resulting in the establishment of a new cost basis for the security.  In estimating other-than-temporary impairment losses, management considers, among other factors, the length of time and extent to which the fair value has been less than cost, the financial condition and near term prospects of the issuer, and the intent and ability of the Corporation to hold the security for a period of time sufficient to allow for any anticipated recovery in fair value.

In January 2009, the FASB issued FASB Staff Position Emerging Issues Task Force 99-20-1, “Amendments to the Impairment Guidance of EITF Issue No. 99-20” (“FSP No. 99-20-1”).  FSP No. 99-20-1 amends the impairment guidance in Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on a Purchased Beneficial Interests and Beneficial Interests that Continue to be Held by a Transferor in Securitized Financial Asset” (“EITF Issue No. 99-20”), to achieve more consistent determination of whether an

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2008 and 2007

other-than-temporary impairment has occurred.  EITF Issue No. 99-20 required the use of market participant assumptions about future cash flows.  FSP No. 99-20-1 modified the guidance in EITF Issue No. 99-20 to permit holders of relevant assets to develop estimates of cash flows upon consideration of information including, but not limited to, past events, current conditions, and reasonable and supporting forecasts.  Such information generally should include the remaining payment terms of the security, prepayments speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.  FSP No. 99-20-1 also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities.”  FSP No. 99-20-1 was effective for interim and annual reporting periods ending after December 15, 2008.  Retrospective application to a prior interim or annual reporting period is not permitted.  The Corporation complied with the guidance in FSP 99-20-1 in determining whether an other-than-temporary impairment occurred as of December 31, 2008 with respect to its holdings of collateralized debt obligations representing pooled trust preferred debt securities.  See Note 4 for further discussion on the Corporation’s investment securities portfolio.

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

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank (“FHLB”) of Boston.  As a requirement of membership, the Bank must own a minimum amount of FHLB stock, calculated periodically based primarily on its level of borrowings from the FHLB.  No market exists for shares of the FHLB and therefore, they are carried at par value.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Corporation currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.  The FHLB has advised its members that it is focusing on preserving capital in response to ongoing market volatility and, accordingly, it will not pay a quarterly dividend in the first quarter of 2009 and the payment of any dividend in 2009 is unlikely; further, a moratorium has been placed on excess stock repurchases.  The FHLB also announced that the estimated fair value of private-label mortgage-backed securities it owned at September 30, 2008 was approximately $1.3 billion less than the $4.6 billion carrying value of the securities.  If this unrealized loss were deemed to be an other-than-temporary loss in the future, it could exceed the FHLB’s current level of retained earnings and possibly put into question whether the fair value of FHLB stock owned by the Corporation was less than par value.  The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity.  The Corporation will continue to monitor its investment in FHLB stock.

Mortgage Banking Activities
Mortgage Loans Held for Sale - Residential mortgage loans originated for sale are classified as held for sale.  These loans are specifically identified and are carried at the lower of aggregate cost, net of unamortized deferred loan origination fees and costs, or fair value.  Gains or losses on sales of loans are included in noninterest income and are recognized at the time of sale.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loans
Portfolio Loans - Loans held in the portfolio are stated at the principal amount outstanding, net of unamortized deferred loan origination fees and costs.  Interest income is accrued on a level yield basis based on principal amounts outstanding.  Deferred loan origination fees and costs are amortized as an adjustment to yield over the life of the related loans.

Nonaccrual Loans - Loans, with the exception of certain well-secured residential mortgage loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest or sooner if considered appropriate by management.  Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  Interest previously accrued but not collected on such loans is reversed against current period income.  Subsequent cash receipts on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectibility of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

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

Impaired Loans - A loan is impaired when it is probable that the Corporation will be unable to collect all amounts due according to the contractual terms of the loan agreement.  All nonaccrual commercial loans and loans restructured in a troubled debt restructuring are considered to be impaired.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent.  Impairment is measured based on the fair value of the collateral if it is determined that foreclosure is probable.

Allowance for Loan Losses
A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  The methodology includes three elements: (1) identification of loss allocations for certain specific loans, (2) loss allocation factors for certain loan types based on credit grade and loss experience, and (3) general loss allocations for other environmental factors.  The methodology includes an analysis of individual loans deemed to be impaired in accordance with GAAP (SFAS No. 114, “Accounting by Creditors for Impairment of a Loan – an amendment of FASB Statements No. 5 and 15”).  Other individual commercial and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  Revisions to loss allocation factors are not retroactively applied.  Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product.  Finally, an additional allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other factors including regional credit concentration, industry concentration, results of regulatory examinations, historical loss ranges, portfolio composition, economic conditions such as interest rates and energy costs, weighted average length of time since loan origination (which, based on our historical experience has been an indicator of lower loss probability) and other changes in the portfolio.  The allowance for loan losses is management’s best estimate of the probable loan losses

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

incurred inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible.

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

Goodwill and Other Identifiable Intangible Assets
The Corporation allocates the cost of an acquired entity to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition.  Other intangible assets identified in acquisitions generally consist of wealth management advisory contracts, core deposit intangibles, and non-compete agreements.  The value attributed to advisory contracts is based on the time period over which they are expected to generate economic benefits.  Core deposit intangibles are valued based on the expected longevity of the core deposit accounts and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources.  Non-compete agreements are valued based on the expected receipt of future economic benefits protected by clauses in the non-compete agreements that restrict competitive behavior.

The Corporation tests other intangible assets with definite lives for impairment at least annually or more frequently whenever events or circumstances occur that indicate that their carrying amount may not be fully recoverable.  The carrying value of the intangible assets is compared to the sum of undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is reported as goodwill.  Goodwill is not amortized but is tested for impairment at the segment level at least annually or more frequently whenever events or circumstances occur that indicate that it is more likely than not that an impairment loss has occurred.  The impairment test includes a review of estimates of selected market information for the respective segments of the Corporation.  If the fair value is determined to be less than the carrying value, an additional analysis is performed to determine if carrying amount of the goodwill exceeds its estimated fair value.  The excess goodwill is recognized as an impairment loss.

Impairment of Long-Lived Assets Other than Goodwill
Long-lived assets are reviewed for impairment at least annually or whenever events or changes in business circumstances indicate that the remaining useful life may warrant revision or that the carrying amount of the long-lived asset may not be fully recoverable.  If impairment is determined to exist, any related impairment loss is calculated based on fair value.  Impairment losses on assets to be disposed of, if any, are based on the estimated proceeds to be received, less costs of disposal.

Property Acquired through Foreclosure or Repossession
Property acquired through foreclosure or repossession is stated at the lower of cost or fair value minus estimated costs to sell at the date of acquisition or classification to this status.  Fair value of such assets is determined based on independent appraisals and other relevant factors.  Any write-down to fair value at the time of foreclosure or repossession is charged to the allowance for loan losses.  A valuation allowance is maintained for declines in market

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

value and for estimated selling expenses.  Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in foreclosed property costs.

Loans that are substantively repossessed include only those loans for which the Corporation has taken possession of the collateral, but has not completed legal foreclosure proceedings.

Property acquired through foreclosure or repossession is classified in other assets on the Corporation’s Consolidated Balance Sheets and totaled $392 thousand at December 31, 2008.  There was no property acquired through foreclosure or repossession at December 31, 2007.

Bank-Owned Life Insurance (“BOLI”)
The investment in BOLI represents the cash surrender value of life insurance policies on the lives of certain Bank employees who have provided positive consent allowing the Bank to be the beneficiary of such policies.  Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in other noninterest income, and are not subject to income taxes.  The financial strength of the insurance carrier is reviewed prior to the purchase of BOLI and annually thereafter.

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

Fee Revenue
Trust and investment advisory fees and mutual fund fees are primarily accrued as earned based upon a percentage of asset values under administration.  Financial planning commissions and other wealth management service fee revenue is recognized to the extent that services have been completed.  Fee revenue from deposit service charges is generally recognized when earned.  Fee revenue for merchant processing services is generally accrued as earned.

Pension Costs
Effective December 31, 2006, the Corporation adopted the recognition and disclosure provisions of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“SFAS No. 158”).  SFAS No. 158 required that the funded status of an employer’s postretirement benefit plan, measured as the difference between the fair value of plan assets and the projected benefit obligation, be recognized in its statement of financial position.  SFAS No. 158 also requires that changes in the funded status of a defined benefit plan, including actuarial gains and losses and prior service costs and credits, must be recognized in comprehensive income in the year in which the changes occur.  The adoption of the recognition provisions of SFAS No. 158 had no effect on the Corporation’s Consolidated Statements of Income or Cash Flows for the periods presented.

Effective January 1, 2008, Washington Trust adopted the measurement date provisions of SFAS No. 158.  These provisions required the Corporation to change its measurement date for plan assets and benefit obligations to December 31.  Prior to 2008, Washington Trust measured its plan assets and benefit obligations as of September 30 of each year.  As a result of the adoption of the measurement date provisions of SFAS No. 158, the Corporation recognized the following adjustments in individual line items of its Consolidated Balance Sheet as of January 1, 2008:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)	Prior to Adoption of Measurement Date Provisions of SFAS No. 158	Effect of Adopting Measurement Date Provisions of SFAS No. 158	As of January 1, 2008
Net deferred tax asset	$7,705	$229	$7,934
Defined benefit pension liabilities	11,801	655	12,456
Retained earnings	154,647	(468)	154,179
Accumulated other comprehensive loss	(239)	42	(197)

The adoption of the measurement date provisions of SFAS No. 158 had no effect on the Corporation’s Consolidated Statements of Income or Cash Flows for the periods presented.

Prior to the adoption of the recognition provisions of SFAS No. 158, the Corporation accounted for its defined benefit post-retirement plans under SFAS No. 87, “Employers Accounting for Pensions” (“SFAS No. 87”).  SFAS No. 87 required that a liability (minimum pension liability) be recorded when the accumulated benefit obligation liability exceeded the fair value of plan assets.  Minimum pension liability adjustments were recorded as a non-cash charge to accumulated other comprehensive income in shareholders’ equity.  Under SFAS No. 87, changes in the funded status were not immediately recognized, rather they were deferred and recognized ratably over future periods.

Pension benefits are accounted for using the net periodic benefit cost method, which recognizes the compensation cost of an employee’s pension benefit over that employee’s approximate service period.  Pension benefit cost calculations incorporate various actuarial and other assumptions, including discount rates, mortality, assumed rates of return, compensation increases, and turnover rates.  Washington Trust reviews its assumptions on an annual basis and makes modifications to the assumptions based on current rates and trends when it is appropriate to so do.  Effective January 1, 2007, the effect of modifications to those assumptions is recorded in other comprehensive income and amortized to net periodic cost over future periods.  Washington Trust believes that the assumptions utilized in recording its obligations under its plans are reasonable based on its experience and market conditions.

Stock-Based Compensation
Effective January 1, 2006, the Corporation adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”).  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123R requires that all stock-based compensation be recognized as an expense in the financial statements and that such cost be measured at the fair value of the award.  SFAS No. 123R was adopted using the modified prospective method of application, which requires the Corporation to recognize compensation cost on a prospective basis.  Under this method, the Corporation recorded stock-based compensation expense for awards granted prior to, but not yet vested as of January 1, 2006, using the fair value amounts determined for pro forma disclosures under SFAS No. 123.  For stock-based awards granted after January 1, 2006, the Corporation recognizes compensation expense based on estimated grant date fair value using the Black-Scholes option-pricing model.

SFAS No. 123R also requires that excess tax benefits related to stock option exercises be reflected as financing cash inflows.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

For derivatives designated as fair value hedges, changes in the fair value of the derivative are recognized in earnings together with the changes in the fair value of the related hedged item.  The net amount, if any, representing hedge ineffectiveness, is reflected in earnings.  For derivatives designated as cash flow hedges, the effective portion of changes in the fair value of the derivative are recorded in other comprehensive income (loss) and recognized in earnings when the hedged transaction affects earnings.  The ineffective portion of changes in the fair value of cash flow hedges is recognized directly in earnings.  For derivatives not designated as hedges, changes in fair value are recognized in earnings, in noninterest income.

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

Fair Value Measurements
On January 1, 2008, the Corporation adopted the provisions SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  SFAS No. 157 also establishes a framework for measuring fair value and expands disclosures about fair value measurements.

Financial Accounting Standards Board (“FASB”) Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” delayed the effective date of SFAS No. 157 until fiscal years beginning after November 15, 2008 for all nonfinancial assets, such as goodwill, and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  On January 1, 2009, the Corporation will be required to apply the provisions of SFAS No. 157 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.  The Corporation believes that the application of these provisions of SFAS No. 157 will not have a material impact on its financial position or results of operations.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active,” (“FSP No. 157-3”), which was effective immediately.  FSP No. 157-3 clarifies the application of SFAS No. 157 in cases where the market for a financial instrument is not active and provides an example to illustrate key considerations in determining fair value in those circumstances. The Corporation complied with the guidance in FSP No. 157-3 in determining the fair value of its securities during 2008.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The adoption of SFAS No. 157 for financial assets and liabilities did not have a material impact on the Corporation’s financial position or results of operations.  The required disclosures about fair value measurements for financial assets and liabilities have been included in Note 14.

(2) Recently Issued Accounting Pronouncements
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities.  Entities are required to provide enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedge items are accounted for under SFAS No. 133 and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged.  SFAS No. 161 encourages but does not require comparative disclosures for earlier periods at initial adoption.  The Corporation will provide the additional disclosures necessary upon the adoption of SFAS No. 161 in 2009.

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

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”).  FSP No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP No. 132(R)-1 states that in providing detailed disclosures about plan assets, entities should consider (1) how investment allocations decisions are made, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (5) significant concentrations of risks within plan assets.  The disclosures about plan assets required by FSP No. 132(R)-1 must be provided for fiscal years ending after December 15, 2009.  The Corporation will provide the additional disclosures necessary upon the adoption of FSP No. 132(R)-1 in 2009.

(3) Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Federal Reserve Board.  Such reserve balances amounted to $4.0 million and $8.0 million at December 31, 2008 and 2007, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(4) Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security at December 31, 2008 and 2007 were as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored enterprises	$59,022	$5,355	$–	$64,377
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	675,159	12,543	(4,083)	683,619
States and political subdivisions	80,680	1,348	(815)	81,213
Trust preferred securities:
Individual name issuers	30,525	–	(13,732)	16,793
Collateralized debt obligations (2)	5,633	–	(3,693)	1,940
Corporate bonds	12,973	603	–	13,576
Common stocks	942	50	–	992
Perpetual preferred stocks (3)	4,499	2	(792)	3,709
Total securities available for sale	$869,433	$19,901	$(23,115)	$866,219

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2007	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations of U.S. government-sponsored enterprises	$136,721	$2,888	$(10)	$139,599
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	469,197	2,899	(2,708)	469,388
States and political subdivisions	80,634	499	(239)	80,894
Trust preferred securities:
Individual name issuers	30,487	–	(2,792)	27,695
Collateralized debt obligations (2)	7,508	–	(749)	6,759
Corporate bonds	13,940	161	–	14,101
Common stocks	3,931	2,850	–	6,781
Perpetual preferred stocks (3)	8,165	–	(1,604)	6,561
Total securities available for sale	$750,583	$9,297	$(8,102)	$751,778

(1)	Net of other-than-temporary impairment write-downs recognized in earnings.
(2)
Includes two pooled trust preferred holdings in which there are 73 issuers in one of the holdings and 38 issuers in the other.  For both of its pooled trust preferred holdings, Washington Trust’s investment is senior to one or more subordinated tranches that have first loss exposure.  One of the pooled trust preferred security holdings began deferring interest payments until future periods and based on the financial condition and operating outlook some of the issuers, was deemed to be other-than-temporarily impaired and placed on nonaccrual status as of December 31, 2008.  After the 2008 recognition of the $1.859 million of impairment charges, this investment security had an amortized cost and fair value of $633 thousand at December 31, 2008.

(3)	Callable at the discretion of the issuer. Includes 6 stocks that are callable at any time and 3 stocks that will be callable no later than November 2010.

Securities available for sale with a fair value of $712.8 million and $592.7 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

public deposits at December 31, 2008 and 2007, respectively.  (See Note 11 to the Consolidated Financial Statements for additional discussion of FHLB borrowings).  In addition, securities available for sale with a fair value of $16.1 million and $8.4 million were collateralized for the discount window at the Federal Reserve Bank at December 31, 2008 and 2007, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $9.0 million and $1.9 million were designated in rabbi trusts for nonqualified retirement plans at December 31, 2008 and 2007, respectively.  Securities available for sale with a fair value of $569 thousand and $532 thousand were pledged as collateral to secure certain interest rate swap agreements as of December 31, 2008 and 2007, respectively.

The Corporation intended to elect early adoption of SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities” (“SFAS No. 159”) and sold twelve held to maturity securities with an amortized cost of $61.9 million on April 13, 2007.  The Corporation intended to account for these transactions under the transition provisions of SFAS No. 159.  Subsequent to the Corporation’s original decision to early adopt SFAS No. 159, clarifications of the interpretation of the application of SFAS No. 159 by applicable regulatory and industry bodies, including the AICPA’s Center for Audit Quality, led us to conclude that the application of SFAS No. 159 to our transactions might be inconsistent with the intent and spirit of SFAS No. 159.  Consequently, the Corporation subsequently decided not to early-adopt SFAS No. 159 and realized securities losses of $1.7 million were recognized in the second quarter of 2007.  In addition, the remaining held to maturity portfolio was reclassified to the available for sale category as of the April 13, 2007 sale date of the securities.  The Corporation will not be able to classify securities in the held to maturity category for a period of two years from the April 13, 2007 sales date as a result of this action.

Washington Trust evaluates whether unrealized losses on investment securities indicate other-than-temporary impairment.  Based on this evaluation, losses on write-downs of investments to fair value were charged to earnings for securities deemed to be other-than-temporarily impaired in the amounts shown in the following table:

(Dollars in thousands)

Years ended December 31,	2008	2007	2006
Trust preferred securities
Collateralized debt obligations	$1,859	$–	$–
Common and perpetual preferred stocks
Fannie Mae and Freddie Mac perpetual preferred stocks	1,470	–	–
Other perpetual preferred stocks	2,173	–	–
Other common stocks	435	–	–
Losses on write-downs of investments to fair value	$5,937	$–	$–

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes temporarily impaired investment securities at December 31, 2008, segregated by length of time the securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2008	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government agencies and U.S. government-sponsored enterprises	64	$124,387	$2,140	22	$34,350	$1,943	86	$158,737	$4,083
States and
political subdivisions	25	18,846	523	7	7,423	292	32	26,269	815
Trust preferred securities:
Individual name issuers	–	–	–	11	16,793	13,732	11	16,793	13,732
Collateralized debt obligations	–	–	–	1	1,307	3,693	1	1,307	3,693
Subtotal, debt securities	89	143,233	2,663	41	59,873	19,660	130	203,106	22,323
Perpetual preferred stocks	–	–	–	5	2,062	792	5	2,062	792
Total temporarily
impaired securities	89	$143,233	$2,663	46	$61,935	$20,452	135	$205,168	$23,115

The following table summarizes temporarily impaired investment securities at December 31, 2007, segregated by length of time the securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2007	#	Value	Losses	#	Value	Losses	#	Value	Losses
U.S. Treasury obligations
and obligations of U.S. government-sponsored enterprises	1	$6,996	$1	1	$3,990	$9	2	$10,986	$10
Mortgage-backed securities
issued by U.S. government agencies and U.S. government-sponsored enterprises	22	108,630	1,028	46	110,348	1,680	68	218,978	2,708
States and
political subdivisions	13	12,402	128	10	7,681	111	23	20,083	239
Trust preferred securities:
Individual name issuers	6	16,408	2,020	5	11,287	772	11	27,695	2,792
Collateralized debt obligations	2	6,759	749	-	-	-	2	6,759	749
Subtotal, debt securities	44	151,195	3,926	62	133,306	2,572	106	284,501	6,498
Perpetual preferred stocks	5	5,257	1,407	4	1,304	197	9	6,561	1,604
Total temporarily
impaired securities	49	$156,452	$5,333	66	$134,610	$2,769	115	$291,062	$8,102

Unrealized losses on debt securities generally occur as a result of increases in interest rates since the time of purchase, a structural change in an investment or from deterioration in credit quality of the issuer.  Management evaluates impairments in value whether caused by adverse interest rates or credit movements to determine if they are other-than-temporary.

In accordance with applicable accounting literature, Washington Trust must, in addition to other criteria, demonstrate an ability and intent to hold temporarily impaired securities until full recovery of their cost basis, which may be at maturity, to classify such losses as temporary.  Management uses both internal and external information sources to arrive at the most informed decision.  This quantitative and qualitative assessment begins with a review of general

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

market conditions and changes to market conditions, credit, investment performance and structure since the prior review period.  The ability to hold temporarily impaired securities will involve a number of factors, including: forecasted recovery period based on average life and Washington Trust’s capital, earnings and cash flow positions, among other things. Washington Trust currently intends and has the ability to hold all temporarily impaired securities to full recovery of the cost basis, which may be until maturity.

Management assesses a variety of factors in determining if an impairment is other than temporary, including but not limited to the likelihood of and probable time horizon for recovery of the cost basis, including analyst forecasts, earnings assumptions and other company specific or sector financial performance metrics.

Debt securities in an unrealized loss position at December 31, 2008 consisted of 130 debt security holdings.  The majority of the loss for debt securities reported in an unrealized loss position at December 31, 2008 was concentrated in variable rate trust preferred securities issued by financial services companies and in mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises.

Included in debt securities in an unrealized loss position at December 31, 2008 were 11 trust preferred security holdings issued by seven individual name companies in the financial services/banking industry, reflecting, where applicable, the impact of mergers and acquisitions of issuers subsequent to original purchase.  The aggregate unrealized losses on these securities amounted to $13.7 million at December 31, 2008.  The largest unrealized loss dollar amount of any single individual name issuer was $4.8 million, or 50% of its amortized cost, at December 31, 2008.  All individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected and have investment grade credit ratings as of December 31, 2008.  Subsequent to December 31, 2008, one credit rating agency has downgraded to below investment grade four of these trust preferred security holdings, with total unrealized losses of $4.0 million at December 31, 2008.  The ratings of these four securities by other credit rating agencies remain at investment grade as of the filing date of this report.  Management has considered this information in its assessment of other-than-temporary impairment as of December 31, 2008.  Management believes the December 31, 2008 temporary impairment on these trust preferred securities primarily reflected increased investor concerns about recent and potential future losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector widened substantially during recent months, causing prices for these securities holdings to decline.  Based on its analysis, management believes that it is probable that all contractual principal and interest payments for these trust preferred securities will be received.  Furthermore, Washington Trust has the ability and intent to hold these trust preferred securities to full recovery of the cost basis.  Therefore, management does not consider these investments to be other-than-temporarily impaired at this time.

Also included in debt securities in an unrealized loss position at December 31, 2008 was one pooled trust preferred holding in the form of a collateralized debt obligation with an unrealized loss of $3.7 million.  This pooled trust preferred holding consists of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  Washington Trust’s investment in this pooled trust preferred security is senior to two subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  As part of management’s evaluation to determine if impairment is other-than-temporary, management prepared an analysis consistent with FSP No. 99-20-1.  This pooled trust preferred security continues to accrue and make payments as expected and has an investment grade credit rating as of December 31, 2008.  Management believes the December 31, 2008 temporary impairment on this pooled trust preferred security primarily reflected increased investor concerns about recent and potential future losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector widened substantially during recent months, causing prices for this security holding to decline.  Based on its analysis, management believes that it is probable that all contractual principal and interest payments for this trust preferred security will be received.  Furthermore, Washington Trust has the ability and intent

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to hold this trust preferred security to full recovery of the cost basis.  Therefore, management does not consider this investment to be other-than-temporarily impaired at this time.

The unrealized losses on mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises amounted to $4.1 million at December 31, 2008 and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general.  The largest unrealized loss percentage amount on any holding in these categories was 9.45% of its amortized cost at December 31, 2008.  Management believes that the contractual cash flows will be received on these securities and that the nature and duration of impairment on these debt security holdings are a function of changes in investment spreads and interest rate movements.  Based on its analysis, management believes that it is probable that all contractual principal and interest payments for these mortgage-backed securities will be received.  Furthermore, Washington Trust has the ability and intent to hold these securities to full recovery of the cost basis.  Therefore, management does not consider these investments to be other-than-temporarily impaired at this time.

The equity securities in an unrealized loss position at December 31, 2008 consisted of 5 perpetual preferred stock holdings of financial and commercial entities with unrealized losses of $792 thousand, or 27.7% of their aggregate cost.  As of December 31, 2008, the Corporation had 2 perpetual preferred stock holdings of Freddie Mac and Fannie Mae with a total fair value and carrying value of $30 thousand and 7 perpetual preferred stock holdings of financial and utility companies with a total fair value of $3.7 million and net unrealized losses of $790 thousand.  In October 2008, the SEC’s Office of the Chief Accountant, after consultation and concurrence with the FASB, concluded that the assessment of other-than-temporary impairment of perpetual preferred securities for filings made after October 14, 2008 can be made using an impairment model (including an anticipated recovery period) similar to a debt security provided there has been no evidence of a deterioration in credit of the issuer, as evidenced by, among other factors, a downgrade to a below “investment grade” credit rating.  Washington Trust complied with this guidance in its evaluation of other-than-temporary impairment of perpetual preferred stocks.  Causes of conditions whereby the fair value of equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers.  The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor.  Management believes that a portion of the December 31, 2008 temporary impairment on its perpetual preferred equity securities holdings was not a function of the financial condition and operating outlook of the issuers but, rather reflected increased investor concerns about recent losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in greater volatility in market prices for perpetual preferred stocks in this market sector.  Based on its analysis, management believes that it is probable that all contractual payments for these perpetual preferred securities will be received.  Furthermore, Washington Trust has the ability and intent to hold these investments to full recovery of the cost basis.  Therefore, management considers the unrealized losses on these equity securities to be temporary at this time.

Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other than temporary in future periods and the Corporation may incur additional write-downs.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The maturities of debt securities as of December 31, 2008 are presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.  Included in the securities portfolio at December 31, 2008 were debt securities with an aggregate carrying value of $102.4 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from six to twenty-eight years, with call features ranging from one month to eight years.

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored enterprises:
Amortized cost	$16,948	$12,164	$29,910	$–	$59,022
Weighted average yield	4.50%	4.69%	5.42%	–%	5.01%
Mortgage-backed securities issued by U.S.
government agencies & U.S.
government-sponsored enterprises:
Amortized cost	115,158	299,392	160,383	100,226	675,159
Weighted average yield	4.56%	4.41%	4.24%	3.39%	4.24%
State and political subdivisions:
Amortized cost	476	19,476	60,728	–	80,680
Weighted average yield	3.15%	3.86%	3.90%	–%	3.88%
Trust preferred securities:
Amortized cost (1)	–	–	–	36,158	36,158
Weighted average yield	–%	–%	–%	3.15%	3.15%
Corporate bonds:
Amortized cost	–	7,983	4,990	–	12,973
Weighted average yield	–%	6.49%	6.69%	–%	6.56%
Total debt securities:
Amortized cost	$132,582	$339,015	$256,011	$136,384	$863,992
Weighted average yield	4.55%	4.44%	4.35%	2.49%	4.12%
Fair value	$135,567	$333,646	$254,665	$137,640	$861,518

(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

The following is a summary of amounts relating to sales of securities:

(Dollars in thousands)

Years ended December 31,	2008	2007	2006
Proceeds from sales (1)	$81,718	$151,672	$106,866

Gross realized gains (1)	$2,382	$2,181	$3,984
Gross realized losses	(158)	(1,726)	(3,541)
Net realized gains on securities	$2,224	$455	$443

(1)
Includes annual contributions of appreciated equity securities to the Corporation’s charitable foundation.  The cost of the annual contributions, included in noninterest expenses, amounted to $397 thousand, $520 thousand and $513 thousand in 2008, 2007 and 2006, respectively.  These transactions resulted in realized securities gains of $315 thousand, $397 thousand and $381 thousand, respectively, for the same periods.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2008		December 31, 2007
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$407,904	22%	$278,821	18%
Construction and development (2)	49,599	3%	60,361	4%
Other (3)	422,810	23%	341,084	21%
Total commercial	880,313	48%	680,266	43%

Residential real estate:
Mortgages (4)	626,663	34%	588,628	37%
Homeowner construction	15,389	1%	11,043	1%
Total residential real estate	642,052	35%	599,671	38%

Consumer
Home equity lines	170,662	9%	144,429	9%
Home equity loans	89,297	5%	99,827	6%
Other (5)	56,830	3%	49,459	4%
Total consumer	316,789	17%	293,715	19%
Total loans (6)	$1,839,154	100%	$1,573,652	100%

(1)	Amortizing mortgages, primarily secured by income producing property.
(2)	Loans for construction of residential and commercial properties and for land development.
(3)	oans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(4)	A substantial portion of these loans is used as qualified collateral for FHLB borrowings (See Note 11 for additional discussion of FHLB borrowings).
(5)	Fixed rate consumer installment loans.
(6)
Net of unamortized loan origination fees, net of costs, totaling $2 thousand and $100 thousand at December 31, 2008 and 2007, respectively.  Also includes $259 thousand of net discounts and $297 thousand of net premiums on purchased loans at December 31, 2008 and 2007, respectively.

Concentrations of Credit Risk
A significant portion of our loan portfolio is concentrated among borrowers in southern New England and a substantial portion of the portfolio is collateralized by real estate in this area.  In addition, a portion of the commercial loans and commercial mortgage loans are to borrowers in the hospitality, tourism and recreation industries.  The ability of single family residential and consumer borrowers to honor their repayment commitments is generally dependent on the level of overall economic activity within the market area and real estate values.  The ability of commercial borrowers to honor their repayment commitments is dependent on the general economy as well as the health of the real estate economic sector in the Corporation’s market area.

Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 2008 and 2007 was $7.8 million and $4.3 million, respectively.  Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $583 thousand, $341 thousand and $218 thousand in 2008, 2007 and 2006, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $469 thousand, $318 thousand and $192 thousand in 2008, 2007 and 2006, respectively.

There were no accruing loans 90 days or more past due at December 31, 2008 and 2007.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impaired Loans
Impaired loans consist of all nonaccrual commercial loans and loans restructured in a troubled debt restructuring.

The following is a summary of impaired loans:

(Dollars in thousands)

December 31,	2008	2007
Impaired loans requiring an allowance	$3,492	$2,102
Impaired loans not requiring an allowance	3,165	2,490
Total recorded investment in impaired loans	$6,657	$4,592

(Dollars in thousands)

Years ended December 31,	2008	2007	2006
Average recorded investment in impaired loans	$6,161	$2,903	$1,105

Interest income recognized on impaired loans	$507	$457	$192

At December 31, 2008, there were no commitments to lend any additional funds to borrowers in troubled debt restructurings.

Loan Servicing Activities
An analysis of loan servicing rights for the years ended December 31, 2008, 2007 and 2006 follows:

(Dollars in thousands)	Loan
	Servicing	Valuation
	Rights	Allowance	Total
Balance at December 31, 2005	$1,346	$(260)	$1,086
Loan servicing rights capitalized	255	–	255
Amortization (1)	(419)	–	(419)
Decrease in impairment reserve (2)	–	36	36
Balance at December 31, 2006	1,182	(224)	958
Loan servicing rights capitalized	246	–	246
Amortization (1)	(361)	–	(361)
Decrease in impairment reserve (2)	–	40	40
Balance at December 31, 2007	1,067	(184)	883
Loan servicing rights capitalized	167	–	167
Amortization (1)	(273)	–	(273)
Increase in impairment reserve (2)	–	(59)	(59)
Balance at December 31, 2008	$961	$(243)	$718

(1)	Amortization expense is charged against loan servicing fee income.
(2)	(Increases) and decreases in the impairment reserve are recorded as (reductions) and additions to loan servicing fee income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated aggregate amortization expense related to loan servicing assets is as follows:

(Dollars in thousands)

Years ending December 31:	2009	$188
	2010	152
	2011	121
	2012	96
	2013	76
	Thereafter	328
Total estimated amortization expense		$961

Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  Balance of loans serviced for others, by type of loan:

(Dollars in thousands)

December 31,	2008	2007
Residential mortgages	$82,961	$67,942
Commercial loans	43,094	36,105
Total	$126,055	$104,047

(6) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)

Years ended December 31,	2008	2007	2006
Balance at beginning of year	$20,277	$18,894	$17,918
Provision charged to expense	4,800	1,900	1,200
Recoveries of loans previously charged off	241	261	204
Loans charged off	(1,593)	(778)	(428)
Balance at end of year	$23,725	$20,277	$18,894

Included in the allowance for loan losses at December 31, 2008, 2007 and 2006 was an allowance for impaired loans amounting to $698 thousand, $183 thousand and $258 thousand, respectively.

The allowance for loan losses is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date.  We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors.  If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses and may cause us to increase the allowance in the future.  Among the factors that could affect our ability to collect our loans and require us to increase the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries; and a requirement by our Federal and state regulators to increase our provision for loan losses or recognize additional charge-offs.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(7) Premises and Equipment
The following is a summary of premises and equipment:

(Dollars in thousands)

December 31,	2008	2007
Land and improvements	$5,021	$5,389
Premises and improvements	30,957	29,914
Furniture, fixtures and equipment	20,269	21,375
	56,247	56,678
Less accumulated depreciation	31,145	31,258
Total premises and equipment, net	$25,102	$25,420

Depreciation of premises and equipment amounted to $3.0 million of expense for each of the years ended December 31, 2008, 2007 and 2006.

At December 31, 2008, the Corporation was committed to rent premises used in banking operations under non-cancellable operating leases.  Rental expense under the operating leases amounted to $1.3 million, $1.1 million and $963 thousand for 2008, 2007 and 2006, respectively.  The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)

Years ending December 31:	2009	$1,247
	2010	1,034
	2011	936
	2012	388
	2013	317
	2014 and thereafter	1,822
Total minimum lease payments		$5,744

Lease expiration dates range from five months to fourteen years, with renewal options on certain leases of two to fifteen years.

(8) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the years ended December 31, 2008 and 2007 were as follows:

Goodwill
		Wealth
(Dollars in thousands)	Commercial	Management
	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2006	$22,591	$21,967	$44,558
Additions to goodwill during the period	-	5,921	5,921
Impairment recognized	-	-	-
Balance at December 31, 2007	22,591	27,888	50,479
Additions to goodwill during the period	-	7,635	7,635
Impairment recognized	-	-	-
Balance at December 31, 2008	$22,591	$35,523	$58,114

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Intangible Assets

(Dollars in thousands)
	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2006	$650	$11,937	$229	$12,816
Amortization	140	1,194	49	1,383
Balance at December 31, 2007	510	10,743	180	11,433
Amortization	120	1,112	49	1,281
Balance at December 31, 2008	$390	$9,631	$131	$10,152

The Stock Purchase Agreement dated March 18, 2005, as amended December 24, 2008, by and among the Corporation, Weston Financial and Weston Financial’s shareholders, provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  During 2007, the Corporation recognized a liability of $5.9 million, with a corresponding addition to goodwill, representing the 2007 portion of the earn-out period.  During 2008, the Corporation recognized a liability of $7.6 million, with a corresponding addition to goodwill, representing the 2008 and final portion of the earn-out period.  Goodwill is not deductible for tax purposes.  See additional disclosure regarding deferred acquisition obligations in Note 11 to the Consolidated Financial Statements.

The value attributable to the core deposit intangible (“CDI”) is a function of the estimated attrition of the core deposit accounts, and the expected cost savings associated with the use of the existing core deposit base rather than alternative funding sources.

The value attributed to the wealth management advisory contracts was based on the time period over which the advisory contracts are expected to generate economic benefits.  The intangible values of advisory contracts are being amortized over a 20-year life using a declining balance method, based on expected attrition for Weston Financial’s current customer base derived from historical runoff data.  The amortization schedule is based on the anticipated future customer runoff rate.  This schedule will result in amortization of approximately 50% of the intangible asset after six years, and approximately 70% amortization of the balance after ten years.

The value attributable to the Weston Financial non-compete agreements was based on the expected receipt of future economic benefits related to provisions in the non-compete agreements that restrict competitive behavior. The intangible value of non-compete agreements is being amortized on a straight-line basis over the six-year contractual lives of the agreements.

Estimated annual amortization expense is as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
Estimated amortization expense	Deposits	Contracts	Agreements	Total
2009	$120	$1,040	$49	$1,209
2010	120	922	49	1,091
2011	120	768	33	921
2012	30	727	–	757
2013	–	680	–	680

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of intangible assets at December 31, 2008 and 2007 were as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
December 31, 2008:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,607	4,026	1,016	7,649
Net amount	$390	$9,631	$131	$10,152

December 31, 2007:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,487	2,914	967	6,368
Net amount	$510	$10,743	$180	$11,433

(9) Net Deferred Tax Asset and Income Taxes
The components of income tax expense were as follows:

(Dollars in thousands)

Years ended December 31,	2008	2007	2006
Current tax expense (benefit):
Federal	$12,900	$12,512	$13,435
State	(273)	646	625
Total current tax expense	12,627	13,158	14,060
Deferred tax benefit:
Federal	(3,830)	(2,179)	(1,828)
State	(1,478)	(132)	(141)
Total deferred tax benefit	(5,308)	(2,311)	(1,969)
Total income tax expense	$7,319	$10,847	$12,091

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes.  The reasons for the differences were as follows:

(Dollars in thousands)

Years ended December 31,	2008	2007	2006
Tax expense at Federal statutory rate	$10,322	$12,127	$12,993
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1,094)	(1,014)	(613)
Dividends received deduction	(138)	(217)	(244)
BOLI	(630)	(557)	(493)
Adjustment to net deferred tax assets for enacted changes in state
tax law and rates, net of Federal income tax	(841)	–	–
Net decrease related to uncertain state tax positions, net of
Federal income tax	(556)	–	–
State income tax expense, net of Federal income tax benefit	380	420	406
Other	(124)	88	42
Total income tax expense	$7,319	$10,847	$12,091

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions and requiring combined income tax reporting.  The rate will be reduced from the current rate of 10.5% to 10.0% for 2010, 9.5% for 2011 and 9.0% for 2012 and thereafter.  Previously, certain Washington Trust subsidiaries were subject to Massachusetts income tax on a separate return basis.  Under the new legislation, effective January 1, 2009, Washington Trust, as a consolidated tax group, will be subject to income tax in the Commonwealth of Massachusetts.  Washington Trust has analyzed the impact of this law and, as a result of revaluing its net deferred tax asset, recognized an income tax benefit of $841 thousand in 2008.

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2008 and 2007 are as follows:

(Dollars in thousands)

December 31,	2008	2007
Gross deferred tax assets:
Allowance for loan losses	$8,456	$7,097
Defined benefit pension obligations	8,757	4,130
Losses on write-downs of securities to fair value	2,627	–
Net unrealized losses on securities available for sale	1,146	–
Deferred compensation	1,186	1,341
Deferred loan origination fees	973	888
Other	1,939	2,048
Gross deferred tax assets	25,084	15,504
Gross deferred tax liabilities:
Amortization of intangibles	(3,522)	(4,621)
Deferred loan origination costs	(2,135)	(1,940)
Net unrealized gains on securities available for sale	–	(418)
Other	(643)	(820)
Gross deferred tax liabilities	(6,300)	(7,799)
Net deferred tax asset	$18,784	$7,705

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

A reconciliation of the beginning and ending amount of total unrecognized tax benefit is as follows:

(Dollars in thousands)

Years ended December 31,	2008	2007
Balance at beginning of year	$1,358	$1,195
Increase related to current year tax positions	87	163
Reductions relating to settlements with taxing authorities	(892)	–
Reductions as a result of lapse of statute of limitations	(8)	–
Balance at end of year	$545	$1,358

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As of December 31, 2008, the Corporation had gross tax affected unrecognized tax benefits of $545 thousand.  If recognized, this amount would be recorded as a component of income tax expense.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2005.  The Corporation is no longer subject to state income tax examinations by tax authorities for years before 2002.  In 2008, a state income tax examination commenced for the tax years 2002 through 2006 and was effectively settled at the end of 2008.  As a result, previously unrecognized tax benefits of $892 thousand were recognized in 2008.

Total accrued interest related to uncertain tax positions was $80 thousand and $123 thousand as of December 31, 2008 and 2007, respectively.  In 2008, interest amounts accrued were reduced by $44 thousand and were reflected as a reduction of the overall income tax provision.  Interest expense recognized related to uncertain tax positions amounted to $53 thousand in 2007.

To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

(10) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2008 were as follows:

(Dollars in thousands)

Years ending December 31:	2009	$631,797
	2010	226,490
	2011	42,918
	2012	20,084
	2013	46,135
	2014 and thereafter	3
Balance at December 31, 2008		$967,427

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $294.4 million and $418.7 million at December 31, 2008 and 2007, respectively.

The following table represents the amount of certificates of deposit of $100 thousand or more at December 31, 2008 maturing during the periods indicated:

(Dollars in thousands)

Maturing:	January 1, 2009 to March 31, 2009	$108,591
	April 1, 2009 to June 30, 2009	40,897
	July 1, 2009 to December 31, 2009	58,881
	January 1, 2010 and beyond	86,025
Balance at December 31, 2008		$294,394

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(11) Borrowings
Federal Home Loan Bank Advances
The following table presents maturities and weighted average interest rates paid on FHLB advances outstanding at December 31, 2008 and 2007:

(Dollars in thousands)
	December 31, 2008			December 31, 2007
	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)
2008	$–	$–	–%	$186,220	$204,220	4.15%
2009	286,232	299,232	2.17%	115,441	110,441	4.27%
2010	115,638	115,638	4.29%	83,569	83,569	4.72%
2011	124,559	116,559	4.09%	69,414	61,414	4.54%
2012	94,372	94,372	4.76%	89,842	89,842	4.83%
2013	101,472	96,472	4.16%	23,535	18,535	4.72%
2014 and after	107,353	107,353	4.82%	48,396	48,396	5.03%
	$829,626	$829,626		$616,417	$616,417

(1)
Callable FHLB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

During 2007, the Corporation prepaid $26.5 million in advances payable to the FHLB resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $1.1 million.  There were no prepayment penalty charges in 2008.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLB amounting to $8.0 million at December 31, 2008.  Under agreement with the FHLB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLB maintains a security interest in various assets of the Bank including, but not limited to, residential mortgage loans, U.S. government or agency securities, U.S. government-sponsored agency securities, and amounts maintained on deposit at the FHLB.  The Bank maintains qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2008.  Included in the collateral were securities available for sale with a fair value of $512.3 million and $476.8 million that were specifically pledged to secure FHLB borrowings at December 31, 2008 and December 31, 2007, respectively.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral which has been specifically pledged.

The following table sets forth certain information concerning short-term FHLB advances as of the dates for the years indicated:

(Dollars in thousands)

As of and for the years ended December 31,	2008	2007	2006
Average amount outstanding during the period	$92,915	$36,640	$44,199
Amount outstanding at end of period	170,000	70,000	50,000
Highest month end balance during period	170,000	70,000	85,000
Weighted-average interest rate at end of period	0.73%	4.70%	5.36%
Weighted-average interest rate during the period	2.45%	5.25%	5.07%

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Junior Subordinated Debentures
Junior subordinated debentures are summarized as follows:

(Dollars in thousands)	December 31,	December 31,
	2008	2007
Junior subordinated debentures	$32,991	$22,681

The Bancorp sponsored the creation of WT Capital Trust I (“Trust I”), WT Capital Trust II (“Trust II”) and Washington Preferred Capital Trust (“Washington Preferred”).  Trust I, Trust II and Washington Preferred are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp is the owner of all of the common securities of Trust I, Trust II and Washington Preferred.  In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities—Revised”, Trust I, Trust II and Washington Preferred are treated as unconsolidated subsidiaries.  The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Balance Sheet.

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

On August 29, 2005, Trust II issued $14 million of Capital Securities in a private placement of trust preferred securities.  The Capital Securities mature in November 2035, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the Capital Securities, at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Trust II, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders.  The proceeds of the Capital Securities, along with proceeds from the issuance of common securities by Trust II to the Bancorp, were used to purchase $14.4 million of the Bancorp's junior subordinated deferrable interest notes (the “Trust II Debentures”) and constitute the primary asset of Trust II.  Like the Capital Securities, the Trust II Debentures bear interest at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Trust II Debentures mature on November 23, 2035, but may be redeemed at par at the Bancorp's option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after November 23, 2010, or upon the occurrence of certain special qualifying events.

On April 7, 2008, Washington Preferred issued $10 million of trust preferred securities (“Capital Securities”) in a private placement to two institutional investors pursuant to an applicable exemption from registration.  The Capital Securities mature in June 2038, are redeemable at the Bancorp’s option beginning after five years, and required quarterly distributions by Washington Preferred to the holder of the Capital Securities, at a rate of 6.2275% until June 15, 2008, and reset quarterly thereafter at a rate equal to the three-month LIBOR rate plus 3.50%.  The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Washington Preferred, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders.  The proceeds of the Capital Securities, along with the proceeds of $310 thousand from the issuance of common securities by Washington Preferred to the Bancorp, were used to purchase $10,310,000 of the Bancorp's junior subordinated

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

deferrable interest notes (the “Washington Preferred Debentures”) and constitute the primary asset of Washington Preferred.  The Bancorp will use the proceeds from the sale of the Washington Preferred Debentures for general corporate purposes.  Like the Capital Securities, the Washington Preferred Debentures bear interest at a rate of 6.2275% until June 15, 2008, and reset quarterly thereafter at a rate equal to the three-month LIBOR rate plus 3.50%.  The Washington Preferred Debentures mature on June 15, 2038, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after June 15, 2013, or upon the occurrence of certain special qualifying events.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)

December 31,	2008	2007
Treasury, Tax and Loan demand note balance	$4,382	$2,793
Deferred acquisition obligations	2,506	9,884
Securities sold under repurchase agreements	19,500	19,500
Other	355	383
Other borrowings	$26,743	$32,560

The Stock Purchase Agreement, as amended, for the 2005 acquisition of Weston Financial provides for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  Contingent payments are added to goodwill and recorded as deferred acquisition liabilities at the time the payments are determinable beyond a reasonable doubt.  See additional disclosure on goodwill in Note 8 to the Consolidated Financial Statements.  Deferred acquisition obligations amounted to $2.5 million and $9.9 million at December 31, 2008 and 2007, respectively.  During 2008, the Corporation recognized a liability of $7.6 million, representing amounts earned under the terms of the acquisition agreement.  In the first quarter of 2008 the Corporation paid approximately $8.1 million, which represented the 2007 earn-out payment.  Also in the fourth quarter of 2008, the Corporation paid approximately $7.1 million, in settlement of a portion of the 2008 earn-out liability.  The balance of the 2008 earn-out liability will be paid in the first quarter of 2009.

Securities sold under repurchase agreements amounted to $19.5 million at December 31, 2008 and 2007.  The securities sold under agreements to repurchase are callable at the issuer’s option, at one time only, in one year and mature in five years.  The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures.  Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability.

(12) Shareholders' Equity
2006 Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved the 2006 Stock Repurchase Plan authorizing the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  The Bancorp plans to hold the repurchased shares as treasury stock to be used for general corporate purposes.  Under this plan, no shares were repurchased in 2008 and 185,400 shares of stock were repurchased in 2007 at a total cost of $4.8 million.  As of December 31, 2008, a cumulative total of 185,400 shares have been repurchased.

In addition, from time to time shares are acquired pursuant to the Nonqualified Deferred Compensation Plan.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shareholder Rights Plan
In August 2006, the Bancorp’s Board of Directors adopted a shareholder rights plan, as set forth in the Shareholders Rights Agreement, dated August 17, 2006 (the “2006 Rights Agreement”).  Pursuant to the terms of the 2006 Rights Agreement, the Bancorp declared a dividend distribution of one common share purchase right (a “Right”) for each outstanding share of common stock to shareholders of record on August 31, 2006.  Such Rights also apply to new issuances of shares after that date.  Each Right entitles the registered holder to purchase from the Corporation one share of its common stock at a price of $100.00 per share, subject to adjustment.

The Rights are not exercisable or separable from the common stock until the earlier of 10 days after a person or group (an “Acquiring Person”) acquires beneficial ownership of 15% or more of the outstanding common shares or announces a tender offer to do so.  The Rights, which expire on August 31, 2016, may be redeemed by the Bancorp at any time prior to the acquisition by an Acquiring Person of beneficial ownership of 15% or more of the common stock at a price of $.01 per Right.  In the event that any party becomes an Acquiring Person, each holder of a Right, other than Rights owned by the Acquiring Person, will have the right to receive upon exercise that number of common shares having a market value of two times the purchase price of the Right.  In the event that, at any time after any party becomes an Acquiring Person, the Corporation is acquired in a merger or other business combination transaction or 50% or more of its assets or earning power are sold, each holder of a Right will have the right to purchase that number of shares of the acquiring company having a market value of two times the purchase price of the Right.

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  In addition, the Rhode Island Division of Banking may also restrict the declaration of dividends if a bank would not be able to pay its debts as they become due in the usual course of business or the bank’s total assets would be less than the sum of its total liabilities.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $100.8 million as of December 31, 2008.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of the Corporation’s common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2008, a total of 1,570,215 common stock shares were reserved for issuance under the 1997 Plan, 2003 Plan, the Amended and Restated Dividend Reinvestment, the 2006 Stock Repurchase Plan and the Nonqualified Deferred Compensation Plan.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations).  Management believes that, as of December 31, 2008, the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2008, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.  There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2008 and 2007, as well as the corresponding minimum regulatory amounts and ratios:
(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Corporation	$235,728	12.54%	$150,339	8.00%	$187,923	10.00%
Bank	$237,023	12.62%	$150,201	8.00%	$187,751	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$212,231	11.29%	$75,169	4.00%	$112,754	6.00%
Bank	$213,547	11.37%	$75,101	4.00%	$112,651	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$212,231	7.53%	$112,799	4.00%	$140,999	5.00%
Bank	$213,547	7.58%	$112,724	4.00%	$140,905	5.00%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):
Corporation	$167,061	10.39%	$128,648	8.00%	$160,810	10.00%
Bank	$174,750	10.87%	$128,574	8.00%	$160,717	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$146,393	9.10%	$64,324	4.00%	$96,486	6.00%
Bank	$154,093	9.59%	$64,287	4.00%	$96,430	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$146,393	6.09%	$96,088	4.00%	$120,110	5.00%
Bank	$154,093	6.42%	$96,042	4.00%	$120,053	5.00%

(1)	Leverage ratio

As of December 31, 2008, Bancorp has sponsored the creation of three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  In accordance with FIN 46-R, these statutory trusts created by Bancorp are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of statutory trusts as debt in its financial statements.  The trust preferred securities qualify as Tier 1 capital.

In October 2008, Bancorp issued $50.0 million of is Common Stock in a private placement with select institutional investors.  Net proceeds were approximately $46.9 million after deducting offering-related fees and expenses.  The closing took place on October 7, 2008.  Bancorp issued a total of 2.5 million shares of Common Stock at a price of $20 per share in the private placement.  On October 20, 2008, Bancorp filed a registration statement with the SEC to register these shares for resale.  Washington Trust will use the net proceeds from the capital raise for general corporate purposes and to support strategic growth initiatives in its commercial and wealth management business lines.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Corporation’s capital ratios at December 31, 2008 place the Corporation in the “well-capitalized” category according to regulatory standards.  On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards.  Under the proposal, after a five-year transition period that would end on March 31, 2009, the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill.  The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

(13) Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, interest rate swaps and floors, and commitments to originate and commitments to sell fixed rate mortgage loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance sheet instruments.  The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)

December 31,	2008	2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$206,515	$149,465
Home equity lines	178,371	176,284
Other loans	22,979	20,770
Standby letters of credit	7,679	8,048
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	25,662	3,495
Commitments to sell fixed rate mortgage loans	28,192	5,472
Customer related derivative contracts:
Interest rate swaps with customers	13,981	3,850
Mirror swaps with counterparties	13,981	3,850
Interest rate risk management contract:
Interest rate swap	10,000	–

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At December 31, 2008 and 2007, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $7.7 million and $8.0 million, respectively.  At

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 31, 2008 and 2007, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit totaled $97 thousand in 2008, essentially unchanged from 2007.

At December 31, 2008, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Interest Rate Risk Management Agreements
Interest rate swaps and floors are used from time to time as part of the Corporation’s interest rate risk management strategy.  Swaps are agreements in which the Corporation and another party agree to exchange interest payments (e.g., fixed-rate for variable-rate payments) computed on a notional principal amount.  A floor is a purchased contract that entitles the Corporation to receive payment from a counterparty if a rate index falls below a contractual rate.  The amount of the payment is the difference between the contractual floor rate and the rate index multiplied by the notional principal amount of the contract.  If the rate index does not fall below the contractual floor rate, no payment is received.  The credit risk associated with swap and floor transactions is the risk of default by the counterparty.  To minimize this risk, the Corporation enters into interest rate agreements only with highly rated counterparties that management believes to be creditworthy.  The notional amounts of these agreements do not represent amounts exchanged by the parties and thus, are not a measure of the potential loss exposure.

In April 2008, the Bancorp entered into an interest rate swap contract with a notional amount of $10 million to hedge the interest rate risk associated with $10 million of the variable rate junior subordinated debentures.  See additional disclosure in Note 11.  The interest rate swap contract matures in 2013.  At inception, the swap was intended to convert the debt from variable rate to fixed rate and qualify for cash flow hedge accounting under SFAS No. 133.  In September 2008, the hedging relationship was no longer highly effective due to changes in the creditworthiness of the counterparty to the derivative.  As a result, cash flow hedge accounting was discontinued prospectively and all subsequent changes in fair value of the interest rate swap were recognized directly in earnings as noninterest income.  As of the date of discontinuance in September 2008, Washington Trust had a net unrealized gain on the swap contract of $30 thousand which was recorded in accumulated other comprehensive loss, net of taxes.  This amount will be subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings.  The fair value of the interest rate swap contract amounted to $601 thousand at December 31, 2008 and was reported in other liabilities on the consolidated balance sheet.  Included in noninterest income were unrealized losses on this interest rate swap contract of $638 thousand in 2008.  The valuation decline in the fourth quarter of 2008 was attributable to a decline in the swap yield curve during the quarter, which reduced market fixed rates for terms similar to this swap contract.

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

At December 31, 2008 and 2007, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $14.0 million and $3.9 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These interest rate swap contracts are carried at fair value with changes in fair value recorded as noninterest income.  The fair values of the interest rate swap contracts with commercial loan borrowers amounted to $1.4 million as of December 31, 2008 and $60 thousand as of December 31, 2007.  The fair values of the “mirror” swap contracts with third-party financial institutions totaled $1.5 million as of December 31, 2008 and $60 thousand as of December 31, 2007.  For the years ended December 31, 2008 and 2007, net gains on customer related interest rate swap contracts amounted to $96 thousand and $27 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale, best efforts forward commitments are established to sell individual mortgage loans.  Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments.  Accordingly, the fair value of these commitments is recognized in other assets or other liabilities on the balance sheet and the changes in fair value of such commitments are recorded in current earnings in the income statement.  The net carrying values of such commitments as of December 31, 2008 and 2007 and the respective changes in fair values for the years then ended were immaterial.

(14) Fair Value Measurements
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

FASB Staff Position No. 157-3 was issued on October 10, 2008 to clarify the application of SFAS No. 157 in a market that is not active.  FASB Staff Position No. 157-3 was effective upon issuance, including prior periods for which financial statements have not been issued.  The Corporation complied with the guidance in FASB Staff Position No. 157-3 in determining the fair value of its securities during 2008.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a description of valuation methodologies for assets and liabilities recorded at fair value, including the general classification of such assets and liabilities pursuant to the valuation hierarchy.

Items Measured at Fair Value on a Recurring Basis
Securities Available for Sale
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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2008, Level 3 securities were comprised of two trust preferred CDO holdings, which were not actively traded.  To determine their fair value, Washington Trust utilized third party pricing models and discounted cash flow methodologies.  Their fair values were reviewed against similar securities that were more actively traded in order to assess the reasonableness of the fair values.  Our fair values assumed liquidation in an orderly market and not under distressed circumstances.  Due to the continued market illiquidity and credit risk for securities in the financial sector, the fair value of these securities is highly sensitive to assumption changes and market volatility.

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

For purposes of potential valuation adjustments to its interest rate swap contracts, the Corporation evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position.

Items Measured at Fair Value on a Nonrecurring Basis
Mortgage Loans Held for Sale
Mortgage loans held for sale are carried on an aggregate basis at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics.  As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

Collateral Dependent Impaired Loans
Collateral dependent loans that are deemed to be impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are valued based upon the fair value of the underlying collateral.  The inputs used in the appraisals of the collateral are observable, and, therefore, the loans are categorized as Level 2.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Loan Servicing Rights
Loan servicing rights do not trade in an active market with readily observable prices.  Accordingly, we determine the fair value of loan servicing rights using a valuation model that calculates the present value of the estimated future net servicing income.  The model incorporates assumptions used in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service and contractual servicing fee income.  Loan servicing rights are subject to fair value measurements on a nonrecurring basis.  Fair value measurements of our loan servicing rights use significant unobservable inputs and, accordingly, are classified as Level 3.

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
December 31, 2008	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale	$4,200	$860,079	$1,940	$866,219
Derivative assets (1)	–	1,413	158	1,571
Total assets at fair value on a recurring basis	$4,200	$861,492	$2,098	$867,790
Liabilities:
Derivative liabilities (1)	$–	$2,080	$195	$2,275
Total liabilities at fair value on a recurring basis	$–	$2,080	$195	$2,275

(1)	Derivative assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis in the year ended December 31, 2008.

	Securities	Derivative
	Available	Assets /
(Dollars in thousands)	for Sale	(Liabilities)	Total
Balance at January 1, 2008	$–	$(4)	$(4)
Losses (realized and unrealized):
Included in earnings	(1,859)	(24)	(1,883)
Included in other comprehensive income	(1,949)	–	(1,949)
Purchases, issuances and settlements (net)	13	(9)	4
Transfers in and/or out of Level 3	5,735	–	5,735
Balance at December 31, 2008	$1,940	$(37)	$1,903

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.  The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the year ended December 31, 2008.

(Dollars in thousands)	Carrying Value at December 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$3,396	$–	$3,396
Loan servicing rights	–	–	385	385
Total assets at fair value on a nonrecurring basis	$–	$3,396	$385	$3,781

At December 31, 2008, collateral dependent impaired loans had a carrying value of $3.4 million and related allowance for loan losses allocation of $274 thousand.  At December 31, 2007, collateral dependent impaired loans had a carrying value of $4.3 million and related allowance for loan losses allocation of $113 thousand.

In 2008, certain loan servicing rights were written down to their fair value resulting in a valuation allowance increase of $59 thousand, which was recorded as a component of other income in the Corporation’s Consolidated Statements of Income.

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosures of the fair value of financial instruments, including those financial instruments that are not measured and reported at fair value on a recurring or nonrecurring basis.  The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The estimated fair value approximates carrying value for cash and cash equivalents, accrued interest and the cash surrender value of bank-owned life insurance.  The methodologies for other financial instruments are discussed below:

FHLB Stock
No market exists for shares of the FHLB.  Subject to certain limitation, such stock may be redeemed at par upon termination of FHLB membership and is, therefore, valued at par, which equals cost.

Loans
Fair values are estimated for categories of loans with similar financial characteristics.  Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value.  The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2008 and 2007 that reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on the Corporation’s historical repayment experience.  For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs.  The fair value of floating rate commercial and consumer loans approximates carrying value.  The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities
The fair value of demand deposits, NOW accounts, money market accounts and savings accounts is equal to the amount payable on demand as of December 31, 2008 and 2007.  The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Standby Letters of Credit
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

The following table presents the fair values of financial instruments:

December 31,	2008		2007
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$58,190	$58,190	$41,112	$41,112
Mortgage loans held for sale	2,543	2,604	1,981	2,004
Securities available for sale	866,219	866,219	751,778	751,778
FHLB stock	42,008	42,008	31,725	31,725
Loans, net of allowance for loan losses	1,815,429	1,857,433	1,553,375	1,576,278
Accrued interest receivable	10,980	10,980	11,427	11,427
Bank-owned life insurance	43,163	43,163	41,363	41,363
Customer related interest rate swap contracts	1,413	1,413	60	60
Forward loan commitments (1)	158	158	19	19

Financial Liabilities:
Noninterest-bearing demand deposits	$172,771	$172,771	$175,542	$175,542
NOW accounts	171,306	171,306	164,944	164,944
Money market accounts	305,879	305,879	321,600	321,600
Savings accounts	173,485	173,485	176,278	176,278
Time deposits	967,427	975,255	807,841	812,009
FHLB advances	829,626	863,884	616,417	625,833
Junior subordinated debentures	32,991	17,386	22,681	18,706
Securities sold under repurchase agreements	19,500	21,310	19,500	20,050
Other borrowings	7,243	7,243	13,060	13,060
Accrued interest payable	7,995	7,995	7,483	7,483
Customer related interest rate swap contracts	1,479	1,479	60	60
Interest rate risk management contract	601	601	–	–
Forward loan commitments (1)	195	195	23	23

(1) Interest rate lock commitments written for our residential mortgage loans that we intend to sell.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(15) Employee Benefits
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

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale designated for this purpose, with the carrying value of $9.5 million and $2.3 million are included in the Consolidated Balance Sheets at December 31, 2008 and 2007, respectively.

Pension benefit cost and benefit obligations are developed from actuarial valuations.  Two critical assumptions in determining pension expense and obligations are the discount rate and the expected long-term rate of return on plan assets.  We evaluate these assumptions at least annually.  The discount rate is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans.  Future decreases in discount rates would increase the present value of pension obligations and increase our pension costs.  Future decreases in the long-term rate of return assumption on plan assets would increase pension costs and, in general, increase the requirement to make funding contributions to the plans.

The following table sets forth the plans’ benefit obligations, fair value of plan assets and funded status as of December 31, 2008 and 2007.

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2008	2007	2008	2007
Change in Benefit Obligation:
Benefit obligation at beginning of period	$33,028	$31,763	$9,223	$8,944
Service cost	2,046	2,010	250	345
Interest cost	2,027	1,848	571	519
Adjustment for change in measurement date	771	-	121	-
Actuarial loss (gain)	2,645	(1,644)	(249)	(250)
Benefits paid	(878)	(842)	(335)	(335)
Administrative expenses	(110)	(107)	-	-
Benefit obligation at end of period	$39,529	$33,028	$9,581	$9,223
Change in Plan Assets:
Fair value of plan assets at beginning of period	$30,450	$25,661	$-	$-
Actual (loss) return on plan assets	(5,350)	3,888	-	-
Employer contribution	2,000	1,850	335	335
Benefits paid	(878)	(842)	(335)	(335)
Administrative expenses	(110)	(107)	-	-
Adjustment for change in measurement date	(1,585)	-	-	-
Fair value of plan assets at end of period	$24,527	$30,450	$-	$-
Funded status at end of period	$(15,002)	$(2,578)	$(9,581)	$(9,223)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The funded status of the qualified pension plan and non-qualified retirement plans has been recognized in accrued expenses and other liabilities in the Consolidated Balance Sheets at December 31, 2008 and 2007.

The components of accumulated other comprehensive loss related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis, are summarized below:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2008	2007	2008	2007
Net actuarial loss (gain)	$12,031	$(129)	$1,280	$1,884
Prior service cost (credit)	(353)	(394)	125	203
Net transition asset	-	(1)	-	-
Total pre-tax amounts recognized in
accumulated other comprehensive loss (income)	$11,678	$(524)	$1,405	$2,087

The accumulated benefit obligation for the qualified pension plan was $30.1 million and $25.2 million at December 31, 2008 and 2007, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $8.4 million and $7.4 million at December 31, 2008 and 2007, respectively.

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets:

(Dollars in thousands)	Non-Qualified
	Retirement Plans
December 31,	2008	2007
Projected benefit obligation	$9,581	$9,223
Accumulated benefit obligation	8,361	7,422
Fair value of plan assets	-	-

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost and other amounts recognized in other comprehensive income, on a pre-tax basis, were as follows:

(Dollars in thousands)	Qualified			Non-Qualified
	Pension Plan			Retirement Plans
Years ended December 31,	2008	2007	2006	2008	2007	2006
Net Periodic Benefit Cost:
Service cost	$2,046	$2,010	$2,067	$250	$345	$351
Interest cost	2,027	1,848	1,651	571	519	467
Expected return on plan assets	(2,276)	(1,984)	(1,800)	-	-	-
Amortization of transition asset	(1)	(6)	(6)	-	-	-
Amortization of prior service cost	(33)	(33)	(33)	63	63	63
Recognized net actuarial loss	15	187	317	217	218	215
Net periodic benefit cost	$1,778	$2,022	$2,196	$1,101	$1,144	$1,096
Other Changes in Plan Assets and
Benefit Obligations Recognized in
Other Comprehensive Income
(on a pre-tax basis):
Net loss (gain)	$12,160	$(3,735)	$–	$(605)	$(468)	$–
Prior service cost (credit)	41	33	–	(78)	(63)	–
Net transition asset	1	6	–	–	–	–
Recognized in other comprehensive income	$12,202	$(3,696)	$–	$(683)	$(531)	$–
Total recognized in net periodic benefit
cost and other comprehensive income	$13,980	$(1,674)	$2,196	$418	$613	$1,096

The estimated prior service credit and net loss for the qualified pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 are $(33) thousand and $303 thousand, respectively.  The estimated prior service cost and net loss for the non-qualified retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2009 are $63 thousand and $28 thousand, respectively.

Assumptions:
The measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2008 and 2007 were as follows:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2008	2007	2008	2007
Measurement date	Dec. 31, 2008	Sept. 30, 2007	Dec. 31, 2008	Sept. 30, 2007
Discount rate	5.875%	6.25%	6.25%	6.25%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2008	2007	2006	2008	2007	2006
Measurement date	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2005	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2005
Discount rate	6.25%	5.90%	5.50%	6.25%	5.90%	5.50%
Expected long-term
return on plan assets	8.25%	8.25%	8.25%	-	-	-
Rate of compensation
increase	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan's investment practices.  The assumption is updated at least annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions.  At September 30, 2007, the measurement date used in the determination of net periodic benefit cost for 2008, the Corporation determined that a revision to the assumption was not necessary based upon expected market performance and the expected long-term rate of return assumption remained at 8.25%.

The discount rate assumption for defined benefit pension plans is reset annually.  For measurement dates prior to December 31, 2008, the Corporation’s discount rate was based on the published yield index for “AA” long-term corporate bonds.  Beginning with measurement date December 31, 2008, the Corporation utilized the Citigroup Pension Discount Curve and Liability Index to identify the discount rates for defined benefit plan obligations.  A discount rate is selected for each plan by matching expected future benefit payments stream to the Citigroup Pension Discount Curve and Liability Index as of the measurement date.

Plan Assets:
The asset allocations of the qualified pension plan at December 31, 2008 and 2007, by asset category were as follows:

December 31,	2008	2007
Asset Category:
Equity securities	52.1%	66.4%
Debt securities	36.6%	30.6%
Other	11.3%	3.0%
Total	100.0%	100.0%

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

equities; 30% to 50% in fixed income; and 0% to 10% in cash and cash equivalents.  The trustee investment manager will have authorization to invest within these ranges, making decisions based upon market conditions.

At December 31, 2008, the holdings in the Other category, primarily cash equivalents (short-term investments), represented 11.3% of total assets versus the 0-10% target range in response to the unprecedented market volatility and illiquid conditions in the fixed income market during the final quarter of 2008.

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

Cash Flows:
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution.  The Corporation expects to contribute $2.0 million to the qualified pension plan in 2009.  In addition, the Corporation expects to contribute $435 thousand in benefit payments to the non-qualified retirement plans in 2009.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans
2009	$1,074	$435
2010	1,230	585
2011	1,363	658
2012	1,508	724
2013	1,775	775
Years 2014 - 2018	11,682	3,990

401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, will receive a non-elective employer contribution of 4%.  Total employer matching contributions under this plan amounted to $749 thousand, $685 thousand and $647 thousand in 2008, 2007 and 2006, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on a combination of individual performance targets and the achievement of target levels of net income, earnings per share and return on equity, or for certain employees, solely on the achievement of individual performance targets.  Total incentive based compensation amounted to $7.1 million, $7.6 million and $7.1 million in 2008, 2007 and 2006, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $3.3 million and $3.8 million at December 31, 2008 and 2007, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets.

(16) Share-Based Compensation Arrangements
Washington Trust has two share-based compensation plans, which are described below.

The Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”), which was shareholder approved, permits the granting of share options and other equity incentives to officers, employees, directors, and other key persons.  Up to 600,000 shares of the Bancorp’s common stock may be used from authorized but unissued shares, treasury stock, shares reacquired by the Corporation, or shares available from expired or terminated awards.  No more than 200,000 shares may be issued in the form of awards other than share options or stock appreciation rights.  Share options are designated as either non-qualified or incentive share options.  Incentive share option awards may be granted at any time until February 20, 2013.

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

The 1997 Plan and the 2003 Plan (collectively, “the Plans”) permit options to be granted with stock appreciation rights ("SARs"), however, no share options have been granted with SARs.  Pursuant to the Plans, the exercise price of each share option may not be less than fair market value of the Bancorp’s common stock on the date of the grant.  In general, the share option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof.  The fair value of share options on the date of grant is estimated using the Black-Scholes Option-Pricing Model.  Nonvested share units and shares are valued at the fair market value of the Bancorp’s common stock as of the award date.  Vesting of share option and share awards may accelerate or may be subject to proportional vesting if there is a change in control, disability, retirement or death (as defined in the Plans).

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in the consolidated financial statements for share options, nonvested share units and nonvested share awards are as follows:

(Dollars in thousands)

Years ended December 31,	2008	2007	2006

Share-based compensation expense	$630	$508	$694

Related income tax benefit	$225	$178	$229

During 2008, the Corporation granted 94,382 non-qualified share options to certain key employees.  These share options awarded were granted with three-year cliff vesting terms.  No share options were awarded during 2007 and 2006.

The fair value of the share option awards granted in 2008 were estimated on the date of grant using the Black-Scholes Option-Pricing Model based on assumptions noted in the following table.  Washington Trust uses historical data to estimate share option exercise and employee departure behavior used in the option-pricing model; groups of employees that have similar historical behavior are considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the share option was based on the U.S. Treasury yield curve in effect at the date of grant.

2008
Expected term (years)	9.0
Expected dividend yield	2.86%
Weighted average expected volatility	33.75
Expected forfeiture rate	–
Weighted average risk-free interest rate	4.51%

The weighted average grant-date fair value of the share options awarded during 2008 was $7.96.

A summary of share option activity under the Plans as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

(Dollars in thousands)	Number	Weighted	Weighted Average
	of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2008	955,485	$21.21	–	–
Granted	94,382	23.77	–	–
Exercised	56,899	17.94	–	–
Forfeited or expired	5,550	27.87	–	–

Outstanding at December 31, 2008	987,418	$21.60	4.4 years	$823

Exercisable at December 31, 2008	893,036	$21.37	3.9 years	$812

Options expected to vest as of December 31, 2008	94,382	$23.77	9.5 years	$11

The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of share options exercised during the years ended December 31, 2008 and 2007 was $431 thousand and $1.3 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2008, the Corporation granted 34,407 nonvested share units to directors and certain key employees.  The nonvested share units awarded were granted with three-year cliff vesting terms.

A summary of the status of Washington Trust’s nonvested shares as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2008	39,350	$26.52
Granted	34,407	23.87
Vested	(16,200)	26.40
Forfeited	–	–
Nonvested at December 31, 2008	57,557	$24.97

During 2008, performance share awards were granted providing certain executives the opportunity to earn shares of common stock of the Corporation, the number of which will be determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The number of shares to be earned ranges from zero to 24,186 shares, subject to the attainment of specified performance goals discussed below.

The performance share awards were granted at $24.12, which was the fair market value at the date of grant, with vesting ranging from two to three years.  The number of shares awarded will range from zero to 200% of the target number of shares (12,093 shares) dependent upon the Corporation’s core return on equity and core earnings per share growth ranking at the end of the vesting term.  The current assumption based on the most recent peer group information results in the shares vesting at 140% of the target, or 16,930 shares.  The Corporation has recognized compensation expense based on this assumption and will make the necessary adjustments each time the percentage of the target shares is adjusted.  If the goals are not met, no compensation cost will be recognized and any recognized compensation costs will be reversed.

A summary of the status of Washington Trust’s performance share awards as of December 31, 2008, and changes during the year ended December 31, 2008, is presented below:

Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Performance shares at January 1, 2008	–	$–
Granted	16,930	24.12
Vested	–	–
Forfeited	–	–
Performance shares at December 31, 2008	16,930	$24.12

As of December 31, 2008, there was $1.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.3 years.

(17) Business Segments
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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

hierarchies that define the business segments are periodically reviewed and revised.  Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology. The following table presents the statement of operations and total assets for Washington Trust’s reportable segments.

(Dollars in thousands)		Wealth
	Commercial	Management		Consolidated
Year ended December 31, 2008	Banking	Services	Corporate	Total
Net interest income (expense)	$62,651	$(27)	$2,889	$65,513
Noninterest income (expense)	14,457	28,273	(2,210)	40,520
Total income	77,108	28,246	679	106,033

Provision for loan losses	4,800	–	–	4,800
Depreciation and amortization expense	2,506	1,640	178	4,324
Other noninterest expenses	40,340	18,456	8,622	67,418
Total noninterest expenses	47,646	20,096	8,800	76,542
Income before income taxes	29,462	8,150	(8,121)	29,491
Income tax expense (benefit)	10,309	3,237	(6,227)	7,319
Net income	$19,153	$4,913	$(1,894)	$22,172

Total assets at period end	$1,895,436	$53,096	$1,016,934	$2,965,466
Expenditures for long-lived assets	$3,596	$389	$198	$4,183

(Dollars in thousands)		Wealth
	Commercial	Management		Consolidated
Year ended December 31, 2007	Banking	Services	Corporate	Total
Net interest income (expense)	$53,927	$(61)	$6,078	$59,944
Noninterest income	14,263	29,016	2,230	45,509
Total income	68,190	28,955	8,308	105,453

Provision for loan losses	1,900	–	–	1,900
Depreciation and amortization expense	2,454	1,703	177	4,334
Other noninterest expenses	37,530	17,942	9,100	64,572
Total noninterest expenses	41,884	19,645	9,277	70,806
Income before income taxes	26,306	9,310	(969)	34,647
Income tax expense (benefit)	9,234	3,601	(1,988)	10,847
Net income	$17,072	$5,709	$1,019	$23,800

Total assets at period end	$1,643,200	$46,163	$850,577	$2,539,940
Expenditures for long-lived assets	$3,658	$264	$200	$4,122

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Dollars in thousands)		Wealth
	Commercial	Management		Consolidated
Year ended December 31, 2006	Banking	Services	Corporate	Total
Net interest income (expense)	$53,561	$(106)	$8,019	$61,474
Noninterest income	13,904	26,380	1,899	42,183
Total income	67,465	26,274	9,918	103,657

Provision for loan losses	1,200	–	–	1,200
Depreciation and amortization expense	2,184	1,661	743	4,588
Other noninterest expenses	35,802	17,337	7,608	60,747
Total noninterest expenses	39,186	18,998	8,351	66,535
Income before income taxes	28,279	7,276	1,567	37,122
Income tax expense (benefit)	9,885	2,827	(621)	12,091
Net income	$18,394	$4,449	$2,188	$25,031

Total assets at period end	$1,553,351	$40,125	$805,689	$2,399,165
Expenditures for long-lived assets	$2,752	$466	$360	$3,578

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

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs.  It also includes income from BOLI as well as administrative and executive expenses not allocated to the business lines and the residual impact of methodology allocations such as funds transfer pricing offsets.

Included in the Corporate column above were income tax benefits of $1.4 million recognized in 2008 resulting from a change in state corporate income tax legislation and the resolution of certain state tax positions.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(18) Earnings per Share
(Dollars in thousands, except per share amounts)

Years ended December 31,	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$22,172	$22,172	$23,800	$23,800	$25,031	$25,031
Share amounts, in thousands:
Average outstanding	13,981.9	13,981.9	13,355.5	13,355.5	13,424.1	13,424.1
Common stock equivalents	–	164.4	–	248.6	–	299.1
Weighted average outstanding	13,981.9	14,146.3	13,355.5	13,604.1	13,424.1	13,723.2

Earnings per share	$1.59	$1.57	$1.78	$1.75	$1.86	$1.82

Weighted average stock options outstanding, not included in common stock equivalents above because they were anti-dilutive, totaled 325 thousand, 283 thousand and 284 thousand for 2008, 2007 and 2006, respectively.

(19) Litigation
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

Balance Sheets	(Dollars in thousands)
December 31,	2008	2007
Assets:
Cash on deposit with bank subsidiary	$803	$2,101
Investment in subsidiaries at equity value	270,076	217,455
Dividends receivable from subsidiaries	3,480	2,280
Other assets	395	71
Total assets	$274,754	$221,907
Liabilities:
Junior subordinated debentures	$32,991	$22,681
Deferred acquisition obligations	2,506	9,884
Dividends payable	3,351	2,677
Accrued expenses and other liabilities	795	152
Total liabilities	39,643	35,394
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,018,868 shares in 2008 and 13,492,110 in 2007	1,001	843
Paid-in capital	82,095	34,874
Retained earnings	164,679	154,647
Accumulated other comprehensive loss	(10,458)	(239)
Treasury stock, at cost; 84,191 shares in 2008 and 137,652 shares in 2007	(2,206)	(3,612)
Total shareholders’ equity	235,111	186,513
Total liabilities and shareholders’ equity	$274,754	$221,907

Statements of Income	(Dollars in thousands)
Years ended December 31,	2008	2007	2006
Income:
Dividends from subsidiaries	$26,259	$21,093	$11,801
Unrealized losses on interest rate swap contracts	(638)	–	–
Other income	71	–	–
Total income	25,692	21,093	11,801
Expenses:
Interest on junior subordinated debentures	1,879	1,352	1,352
Interest on deferred acquisition obligations	217	312	308
Legal and professional fees	309	187	–
Other	236	173	1
Total expenses	2,641	2,024	1,661
Income before income taxes	23,051	19,069	10,140
Income tax benefit	1,104	691	567
Income before equity in undistributed earnings of subsidiaries	24,155	19,760	10,707
Equity in (over-distributed) undistributed earnings of subsidiaries	(1,983)	4,040	14,324
Net income	$22,172	$23,800	$25,031

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2008	2007	2006
Cash flow from operating activities:
Net income	$22,172	$23,800	$25,031
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in over-distributed (undistributed) earnings of subsidiary	1,983	(4,040)	(14,324)
Unrealized losses on interest rate swap contracts	638	–	–
(Increase) decrease in dividend receivable	(1,200)	2,520	(2,700)
Increase in other assets	(37)	(8)	(4)
Increase (decrease) in accrued expenses and other liabilities	187	350	(1)
Other, net	(320)	(375)	61
Net cash provided by operating activities	23,423	22,247	8,063
Cash flows from investing activities:
Equity investment in subsidiary bank	(56,425)	–	–
Equity investment in capital trust	(310)	–	–
Payment of deferred acquisition obligation	(15,159)	(6,720)	–
Net cash used in investing activities	(71,894)	(6,720)	–
Cash flows from financing activities:
Issuance (purchase) of treasury stock, including net deferred compensation plan activity	36	(5,200)	(1,547)
Proceeds from the issuance of common stock under dividend reinvestment plan	864	–	1,216
Proceeds from the issuance of common stock, net	46,874	–	–
Proceeds from the exercise of stock options and issuance of other equity instruments	182	1,052	912
Tax benefit from stock option exercises and issuance of other equity instruments	199	727	384
Proceeds from the issuance of junior subordinated debentures, net of issuance costs	10,016	–	–
Cash dividends paid	(10,998)	(10,580)	(10,070)
Net cash provided by (used in) financing activities	47,173	(14,001)	(9,105)
Net (decrease) increase in cash	(1,298)	1,526	(1,042)
Cash at beginning of year	2,101	575	1,617
Cash at end of year	$803	$2,101	$575

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2008.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance
Required information regarding directors is presented under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 11, 2009 prepared for the Annual Meeting of Shareholders to be held April 28, 2009, which is incorporated herein by reference.

Required information regarding the Corporation’s audit committee and audit committee financial experts is included under the caption “Board of Directors and Committees – Audit Committee” in the Bancorp’s Proxy Statement dated March 11, 2009 prepared for the Annual Meeting of Shareholders to be held April 28, 2009, which is incorporated herein by reference.

Required information regarding executive officers of the Corporation is included in Part I of this Annual Report under the caption “Executive Officers of the Registrant.”

Information required with respect to compliance with Section 16(a) of the Exchange Act appears under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 11, 2009 prepared for the Annual Meeting of Shareholders to be held April 28, 2009, which is incorporated herein by reference.

There have been no material changes to the procedures by which security holders may recommend nominees to the Corporation’s Board of Directors.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees.  This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.  The Corporation intends to disclose any amendments to, or waivers from, our code of ethics that are required to be publicly disclosed pursuant to the rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and by posting it on our website.

ITEM 11.  Executive Compensation
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Directors Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider

Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement dated March 11, 2009 prepared for the Annual Meeting of Shareholders to be held April 28, 2009, which are incorporated herein by reference.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 11, 2009 prepared for the Annual Meeting of Shareholders to be held April 28, 2009, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2008 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1997 Plan, the 2003 Plan and the Amended and Restated Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	1,115,880 (3) (4)	$21.60 (5)	69,202 (4) (6)

Equity compensation plans not approved by security holders (7)	23,700	N/A (8)	N/A
Total	1,139,580	$21.60 (5) (8)	69,202

(1)	Does not include any nonvested shares as such shares are already reflected in the Bancorp’s outstanding shares.
(2)	Consists of the 1997 Plan and the 2003 Plan.
(3)	Includes 51,819 nonvested share units outstanding under the 1997 Plan and 52,157 nonvested share units and 24,186 performance shares outstanding under the 2003 Plan.
(4)	Includes the maximum amount of performance shares that could be issued under existing awards. The actual shares issued may differ based on the attainment of performance goals.
(5)	Does not include the effect of the nonvested share units awarded under the 1997 Plan and the 2003 Plan because these units do not have an exercise price.
(6)	Includes up to 69,202 securities that may be issued in the form of nonvested shares.
(7)	Consists of the Deferred Compensation Plan, which is described below.
(8)	Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan, as such units do not have any exercise price.

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

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Board of Directors and Committees – Director Independence” in the Bancorp’s Proxy Statement dated March 11, 2009 prepared for the Annual Meeting of Shareholders to be held April 28, 2009.

ITEM 14.  Principal Accounting Fees and Services
The information required by this Item is incorporated herein by reference to the caption “Independent Auditors” in the Bancorp’s Proxy Statement dated March 11, 2009 prepared for the Annual Meeting of Shareholders to be held April 28, 2009.

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

Exhibit Number
2.1
Stock Purchase Agreement, dated March 18, 2005, by and between Washington Trust Bancorp, Inc., Weston Financial Group, Inc., and the shareholders of Weston Financial Group, Inc. – Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on March 22, 2005. (1)

2.2
Amendment to Stock Purchase Agreement, dated December 24, 2008, by and between Washington Trust Bancorp, Inc., Weston Financial Group, Inc., and the shareholders of Weston Financial Group, Inc. – Filed herewith.

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

10.2	The Registrant’s 1997 Equity Incentive Plan – Filed as Exhibit 10.f to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2002. (1) (2)
10.3
Amendment to the Registrant’s 1997 Equity Incentive Plan – Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended June 30, 2000. (1) (2)

10.4	2003 Stock Incentive Plan - Filed as Exhibit 10 to the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2003. (1) (2)

Exhibit Number
10.5	First Amendment to 2003 Stock Incentive Plan - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated December 16, 2004. (1) (2)
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

10.15	Compensatory agreement with Galan G. Daukas, dated July 28, 2005 – Filed as Exhibit 10.1 to the Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (1) (2)
10.16
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

10.17
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as exhibit 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.18
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as exhibit 10.3 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.19
Certificate Evidencing Fixed/Floating Rate Capital Securities of WT Capital Trust I dated August 29, 2005 – Filed as exhibit 10.4 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

Exhibit Number
10.20
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

10.28
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 25, 2006. (1) (2)

10.29
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

10.31	Second Amendment to 2003 Stock Incentive Plan – Filed as Exhibit 10.44 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2006. (1) (2)
10.32
Amended and Restated Nonqualified Deferred Compensation Plan – Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-146388) filed with the Securities and Exchange Commission on September 28, 2007. (1) (2)

10.33	Wealth Management Business Building Incentive Plan – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended March 31, 2007. (1) (2)
10.34
Amended and Restated Supplemental Pension Benefit and Profit Sharing Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2008. (1) (2)

10.35
Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2008. (1) (2)(2)

10.36	Form of Executive Severance Agreement – Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2008. (1) (2)

Exhibit Number
10.37
Amended and Restated Appendix A to The Washington Trust Company Annual Performance Plan – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended March 31, 2008. (1) (2)

10.38
Amended and Restated Declaration of Trust of Washington Preferred Capital Trust dated April 7, 2008, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as sponsor, and the Administrators listed therein – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.39
Indenture dated as of April 7, 2008, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.40
Guarantee Agreement dated April 7, 2008, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.41
Certificate Evidencing Floating Rate Capital Securities of Washington Preferred Capital Trust dated April 7, 2008 – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.42
Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated April 7, 2008 – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.43
Form of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees)  – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended June 30, 2008. (1) (2)

10.44
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended September 30, 2008. (1) (2)

10.45
Share Purchase Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 2, 2008. (1)

10.46
Registration Rights Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 2, 2008. (1)

10.49	Annual Performance Plan, dated December 31, 2008 – Filed herewith. (2)
10.50	Amendment to the Registrant’s 1997 Equity Incentive Plan, dated April 23, 2001 – Filed herewith. (2)
10.51	Amendment to the Registrant’s Wealth Management Business Building Incentive Plan, dated January 1, 2009 – Filed herewith. (2)
21.1	Subsidiaries of the Registrant – Filed herewith.
23.1	Consent of Independent Accountants – Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (3)

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: February 27, 2009	By	/s/ John C. Warren
John C. Warren
Chairman, Chief Executive Officer and Director (principal executive officer)

Date: February 27, 2009	By	/s/ David V. Devault
David V. Devault Executive Vice President,
Chief Financial Officer and Secretary
(principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 27, 2009	/s/ Gary P. Bennett
Gary P. Bennett, Director

Date: February 27, 2009	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date: February 27, 2009	/s/ Larry J. Hirsch
Larry J. Hirsch, Director

Date: February 27, 2009	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date: February 27, 2009	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date: February 27, 2009	/s/ Mary E. Kennard
Mary E. Kennard, Director

Date: February 27, 2009	/s/ Edward M. Mazze
Edward M. Mazze, Director

Date: February 27, 2009	/s/ Kathleen McKeough
Kathleen McKeough, Director

Date: February 27, 2009	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date: February 27, 2009	/s/ H. Douglas Randall III
H. Douglas Randall, III, Director

Date: February 27, 2009	/s/ Patrick J. Shanahan, Jr.
Patrick J. Shanahan, Jr., Director

Date: February 27, 2009	/s/ Neil H. Thorp
Neil H. Thorp, Director

Date: February 27, 2009	/s/ John F. Treanor
John F. Treanor, Director

Date: February 27, 2009	/s/ John C. Warren
John C. Warren, Director