Form 10-Q
period 2009-03-31
WASHINGTON TRUST BANCORP INC
filed 2009-05-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2009 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☒Yes           ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐Yes           ☐No

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
☐Yes           ☒No

The number of shares of common stock of the registrant outstanding as of May 1, 2009 was 16,006,595.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS	Unaudited
	March 31,	December 31,
	2009	2008
Assets:
Cash and noninterest-bearing balances due from banks	$29,234	$11,644
Interest-bearing balances due from banks	11,052	41,780
Federal funds sold and securities purchased under resale agreements	3,453	2,942
Other short-term investments	1,518	1,824
Mortgage loans held for sale	7,437	2,543
Securities available for sale, at fair value;
amortized cost $833,177 in 2009 and $869,433 in 2008	833,959	866,219
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	908,283	880,313
Residential real estate	637,137	642,052
Consumer	320,534	316,789
Total loans	1,865,954	1,839,154
Less allowance for loan losses	24,498	23,725
Net loans	1,841,456	1,815,429
Premises and equipment, net	24,760	25,102
Accrued interest receivable	10,466	11,036
Investment in bank-owned life insurance	43,607	43,163
Goodwill	58,114	58,114
Identifiable intangible assets, net	9,844	10,152
Other assets	30,202	33,510
Total assets	$2,947,110	$2,965,466

Liabilities:
Deposits:
Demand deposits	$170,975	$172,771
NOW accounts	179,903	171,306
Money market accounts	377,603	305,879
Savings accounts	186,152	173,485
Time deposits	969,691	967,427
Total deposits	1,884,324	1,790,868
Dividends payable	3,354	3,351
Federal Home Loan Bank advances	723,143	829,626
Junior subordinated debentures	32,991	32,991
Other borrowings	20,933	26,743
Accrued expenses and other liabilities	43,638	46,776
Total liabilities	2,708,383	2,730,355

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,018,868 shares in 2009 and 2008	1,001	1,001
Paid-in capital	82,186	82,095
Retained earnings	165,191	164,679
Accumulated other comprehensive loss	(7,864)	(10,458)
Treasury stock, at cost; 68,922 shares in 2009 and 84,191 shares in 2008	(1,787)	(2,206)
Total shareholders’ equity	238,727	235,111
Total liabilities and shareholders’ equity	$2,947,110	$2,965,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
	CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)
		Unaudited
	Three months ended March 31,	2009	2008
	Interest income:
	Interest and fees on loans	$24,139	$24,970
Interest on securities:	Taxable	8,449	8,416
	Nontaxable	780	780
	Dividends on corporate stock and Federal Home Loan Bank stock	72	620
	Other interest income	17	140
	Total interest income	33,457	34,926
	Interest expense:
	Deposits	9,547	11,899
	Federal Home Loan Bank advances	7,227	7,299
	Junior subordinated debentures	479	338
	Other interest expense	245	314
	Total interest expense	17,498	19,850
	Net interest income	15,959	15,076
	Provision for loan losses	1,700	450
	Net interest income after provision for loan losses	14,259	14,626
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	4,122	5,342
	Mutual fund fees	915	1,341
	Financial planning, commissions and other service fees	376	575
	Wealth management services	5,413	7,258
	Service charges on deposit accounts	1,113	1,160
	Merchant processing fees	1,349	1,272
	Income from bank-owned life insurance	444	447
	Net gains on loan sales and commissions on loans originated for others	1,044	491
	Net realized gains on securities	57	813
	Net unrealized gains on interest rate swaps	60	119
	Other income	419	342
	Noninterest income, excluding other-than-temporary impairment loses	9,899	11,902
	Total other-than-temporary impairment losses on securities	(4,244)	(858)
	Portion of loss recognized in other comprehensive income (before taxes)	2,253	–
	Net impairment losses recognized in earnings	(1,991)	(858)
	Total noninterest income	7,908	11,044
	Noninterest expense:
	Salaries and employee benefits	10,475	10,343
	Net occupancy	1,226	1,138
	Equipment	975	944
	Merchant processing costs	1,143	1,068
	Outsourced services	786	636
	Legal, audit and professional fees	675	543
	FDIC deposit insurance costs	651	256
	Advertising and promotion	301	386
	Amortization of intangibles	308	326
	Other expenses	1,850	1,502
	Total noninterest expense	18,390	17,142
	Income before income taxes	3,777	8,528
	Income tax expense	1,107	2,712
	Net income	$2,670	$5,816
	Weighted average shares outstanding – basic	15,942.7	13,358.1
	Weighted average shares outstanding – diluted	15,997.8	13,560.6
Per share information:	Basic earnings per share	$0.17	$0.44
	Diluted earnings per share	$0.17	$0.43
	Cash dividends declared per share	$0.21	$0.20
The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS	Unaudited
	Three months ended March 31,	2009	2008
	Cash flows from operating activities:
	Net income	$2,670	$5,816
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,700	450
	Depreciation of premises and equipment	790	749
	Net amortization of premium and discount	127	187
	Net amortization of intangibles	308	326
	Share-based compensation	215	83
	Earnings from bank-owned life insurance	(444)	(447)
	Net gains on loan sales and commissions on loans originated for others	(1,044)	(491)
	Net realized gains on securities	(57)	(813)
	Net impairment losses recognized in earnings	1,991	858
	Net unrealized gains on interest rate swap contracts	(60)	(119)
	Proceeds from sales of loans	72,820	16,176
	Loans originated for sale	(76,436)	(15,696)
	Decrease in accrued interest receivable, excluding purchased interest	579	467
	Decrease (increase) in other assets	1,042	(692)
	Decrease in accrued expenses and other liabilities	(3,098)	(1,701)
	Other, net	1	(4)
	Net cash provided by operating activities	1,104	5,149
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	–	(73,111)
	Other investment securities available for sale	(204)	(1,025)
Proceeds from sale of:	Mortgage-backed securities available for sale	–	53,289
	Other investment securities available for sale	590	–
Maturities and principal payments of:	Mortgage-backed securities available for sale	35,633	21,354
	Other investment securities available for sale	–	7,007
	Purchase of Federal Home Loan Bank stock	–	(3,548)
	Net increase in loans	(25,220)	(38,840)
	Proceeds from sale of loans	–	18,047
	Purchases of loans, including purchased interest	(2,721)	(4,064)
	Proceeds from the sale of property acquired through foreclosure or repossession	222	–
	Purchases of premises and equipment	(448)	(318)
	Payment of deferred acquisition obligation	(2,509)	(8,065)
	Net cash provided by (used in) investing activities	5,343	(29,274)
	Cash flows from financing activities:
	Net increase (decrease) in deposits	93,456	(11,180)
	Net decrease in other borrowings	(3,301)	(1,438)
	Proceeds from Federal Home Loan Bank advances	91,669	289,870
	Repayment of Federal Home Loan Bank advances	(198,148)	(248,231)
	Issuance of treasury stock, including deferred compensation plan activity	19	43
	Net proceeds from the issuance of common stock under dividend reinvestment plan	274	–
	Net proceeds from the exercise of stock options and issuance of other
	compensation-related equity instruments	2	94
	Tax benefit from stock option exercises and issuance of other
	compensation-related equity instruments	–	51
	Cash dividends paid	(3,351)	(2,677)
	Net cash (used in) provided by financing activities	(19,380)	26,532
	Net (decrease) increase in cash and cash equivalents	(12,933)	2,407
	Cash and cash equivalents at beginning of period	58,190	41,112
	Cash and cash equivalents at end of period	$45,257	$43,519

Noncash Investing and Financing Activities:	Loans charged off	$1,026	$106
	Reclassification of other-than-temporary impairment
	charge effective January 1, 2009 (see Note 3)	1,859	–
Supplemental Disclosures:	Interest payments	17,048	19,248
	Income tax payments	583	332
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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of March 31, 2009 and December 31, 2008, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.

(2) Recently Issued Accounting Pronouncements
In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”).  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP.  The current GAAP hierarchy is set forth in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.”  The FASB has concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and issued SFAS No. 162 to achieve that result.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to Interim Auditing Standards AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”.  The FASB does not expect that SFAS No. 162 will result in a change in current practice.

In December 2008, the FASB issued FASB Staff Position No. 132(R)-1, “Employers’ Disclosures about Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”).  FSP No. 132(R)-1 provides guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  FSP No. 132(R)-1 states that in providing detailed disclosures about plan assets, entities should consider (1) how investment allocation decisions are made, (2) the major categories of plan assets, (3) the inputs and valuation techniques used to measure the fair value of plan assets, (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period and (5) significant concentrations of risks within plan assets.  The disclosures about plan assets required by FSP No. 132(R)-1 must be provided for fiscal years ending after December 15, 2009.  The Corporation will adopt FSP No. 132(R)-1 and provide the additional disclosures in its Annual Report on Form 10-K for the year ended December 31, 2009.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Effective January 1, 2009, Washington Trust adopted FASB Staff Position No. Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF 03-6-1-2”).  FSP No. EITF 03-6-1 required unvested share-based payments that contain nonforfeitable rights and dividends or dividend equivalents to be treated as participating securities and be included in the calculation of Earnings Per Share (“EPS”) pursuant to the two-class method.  The adoption of FSP No. EITF 03-6-1 did not have a material impact on the Corporation’s results of operations.

In April 2009, the FASB issued FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No. 28-1”).  FSP No. 107-1 and APB No. 28-1 require disclosures made by publicly traded companies to include the fair value of its financial instruments whenever it issues financial information for interim reporting periods.  The Corporation will be required to (a) disclose in the body or in the accompanying notes of its financial statements for interim and annual reporting periods the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” (b) disclose in the notes, fair value information presented together with the related carrying amount in a form that makes it clear whether the fair value and carrying amount represent assets or liabilities and how the carrying amount relates to what is reported in the statement of financial position and (c) disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments and describe changes in method(s) and significant assumptions, if any, during the period.  The disclosures required by FSP No. 107-1 and APB No. 28-1 must be provided for interim reporting periods ending after June 15, 2009, with early adoption for periods ended after March 15, 2009 permitted.  The Corporation will provide the additional disclosures upon adoption of FSP No. 107-1 and APB No. 28-1 in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(3) Securities
Securities are summarized as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
March 31, 2009	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$58,535	$4,613	$ −	$63,148
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored agencies	639,345	18,163	(1,871)	655,637
States and political subdivisions	80,675	1,436	(677)	81,434
Trust preferred securities:
Individual name issuers	30,534	−	(16,507)	14,027
Collateralized debt obligations	6,142	−	(4,214)	1,928
Corporate bonds	13,176	897	(1)	14,072
Common stocks	796	9	−	805
Perpetual preferred stocks	3,974	−	(1,066)	2,908
Total securities available for sale	$833,177	$25,118	$(24,336)	$833,959

(1)
Net of other-than-temporary impairment write-downs recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009 in accordance with the adoption of FASB Staff Position No. FAS 115-2 and FAS 124-2.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$59,022	$5,355	$ −	$64,377
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored agencies	675,159	12,543	(4,083)	683,619
States and political subdivisions	80,680	1,348	(815)	81,213
Trust preferred securities:
Individual name issuers	30,525	−	(13,732)	16,793
Collateralized debt obligations	5,633	−	(3,693)	1,940
Corporate bonds	12,973	603	−	13,576
Common stocks	942	50	−	992
Perpetual preferred stocks	4,499	2	(792)	3,709
Total securities available for sale	$869,433	$19,901	$(23,115)	$866,219

(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Securities available for sale with a fair value of $685.7 million and $712.8 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at March 31, 2009 and December 31, 2008, respectively.  In addition, securities available for sale with a fair value of $21.6 million and $16.1 million were collateralized for the discount window at the Federal Reserve Bank at March 31, 2009 and December 31, 2008, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $8.9 million and $9.0 million were designated in rabbi trusts for nonqualified retirement plans at March 31, 2009 and December 31, 2008, respectively.  In addition, as of December 31, 2008, securities available for sale with a fair value of $569 thousand were pledged as collateral to secure certain interest rate swap agreements.

Washington Trust elected to early adopt the provisions of FASB Staff Position No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP No. FAS 115-2 and FAS 124-2”).  FSP No. FAS 115-2 and FAS 124-2 applied to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.  For those debt securities for which the fair value of the security is less than its amortized cost, the Corporation does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any current period credit losses, FSP No. FAS 115-2 and FAS 124-2 requires that the credit-related portion of other-than-temporary impairment losses be recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes.  As a result of the adoption of FSP No. FAS 115-2 and FAS 124-2 and as more fully described below, in the first quarter of 2009 a $1.350 million credit-related impairment loss was recognized in earnings and a $2.3 million noncredit-related impairment loss was recognized in other comprehensive income for a pooled trust preferred debt security not expected to be sold.  Also in accordance with FSP No. FAS 115-2 and FAS 124-2, Washington Trust reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the fourth quarter of 2008.  This reclassification was reflected as a cumulative effect adjustment of $1.2 million after taxes ($1.9 million before taxes) that increased retained earnings and decreased accumulated other comprehensive loss.  The amortized cost basis of this debt security for which an other-than-temporary impairment loss was recognized in the fourth quarter of 2008 was adjusted by the amount of the cumulative effect adjustment before taxes.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes other-than-temporary impairment losses on securities for the three months ended March 31, 2009:

(Dollars in thousands)	Total	Portion of Loss	Net
	Other-Than-	Recognized in Other	Impairment
	Temporary	Comprehensive	(Losses)
	Impairment	Income -	Recognized
Three months ended March 31, 2009	(Losses)	before taxes	In Earnings
Trust preferred debt securities:
Collateralized debt obligations	$(3,603)	$2,253	$(1,350)
Common and perpetual preferred stocks:
Common stock (financials)	(146)	–	(146)
Perpetual preferred stocks (financials)	(495)	–	(495)
Total	$(4,244)	$2,253	$(1,991)

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at March 31, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)

Three months ended March 31,	2009
Balance at beginning of period	$–
Credit-related impairment loss on debt securities for which an
other-than-temporary impairment was not previously recognized	1,350
Balance at end of period	$1,350

During the first quarter of 2009, a $1.350 million credit-related impairment loss was recognized in earnings for a pooled trust preferred debt security not expected to be sold.  In accordance with FSP FAS No. 115-2 and FAS 124-2, the anticipated cash flows expected to be collected from this debt security were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for the security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.  All cash flow estimates were based on the underlying security’s tranche structure and contractual rate and maturity terms.  The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche.  This ratio was then multiplied by the principal balance of Washington Trust’s holding to determine the credit-related impairment loss.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes temporarily impaired securities as of March 31, 2009, segregated by length of time the securities have been in a continuous unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At March 31, 2009	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government agencies and U.S. government-sponsored enterprises	19	$21,240	$234	32	$46,184	$1,637	51	$67,424	$1,871
States and
political subdivisions	13	9,427	348	11	9,226	329	24	18,653	677
Trust preferred securities:
Individual name issuers	–	–	–	11	14,027	16,507	11	14,027	16,507
Collateralized debt obligations	–	–	–	2	1,928	4,214	2	1,928	4,214
Corporate bond	1	203	1	–	–	–	1	203	1
Subtotal, debt securities	33	30,870	583	56	71,365	22,687	89	102,235	23,270
Perpetual preferred stocks	2	544	205	4	1,743	861	6	2,287	1,066
Total temporarily
impaired securities	35	$31,414	$788	60	$73,108	$23,548	95	$104,522	$24,336

The following table summarizes temporarily impaired securities as of December 31, 2008, segregated by length of time the securities have been in a continuous unrealized loss position.

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

Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods, and the Corporation may incur additional write-downs.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
The unrealized losses on mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises amounted to $1.9 million at March 31, 2009 and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises.  Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Debt securities issued by states and political subdivisions:
The unrealized losses on debt securities issued by states and political subdivisions amounted to $677 thousand at March 31, 2009.  The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase.  Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Trust preferred debt securities of individual name issuers:
Included in debt securities in an unrealized loss position at March 31, 2009 were 11 trust preferred security holdings issued by seven individual name companies in the financial services/banking industry, reflecting, where applicable, the impact of mergers and acquisitions of issuers subsequent to original purchase.  The aggregate unrealized losses on these debt securities amounted to $16.5 million at March 31, 2009.  Management believes the decline in fair value of these trust preferred securities primarily reflected increased investor concerns about recent and potential future losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to decline.  All individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected.  As of March 31, 2009, trust preferred debt securities with a carrying value of $7.6 million and unrealized losses of $5.0 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  One additional security with a carrying value of $4.2 million and an unrealized loss of $1.9 million was downgraded to below investment grade subsequent to March 31, 2009.  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuer, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this quarterly report, with particular emphasis on downgrades to below investment grade, and other information.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Trust preferred debt securities in the form of collateralized debt obligations:
At March 31, 2009, Washington Trust had two pooled trust preferred holdings in the form of collateralized debt obligations with unrealized losses of $4.2 million.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect increased investor concerns about recent and potential future losses in the financial services

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

industry related to subprime lending and other credit related exposure.  These concerns resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to decline.

During the quarter ended March 31, 2009, an adverse change occurred in the expected cash flows for one of the trust preferred collateralized debt obligation securities indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument and will not recover the entire cost basis of this security.  As previously described, the Corporation early adopted FSP No. FAS 115-2 and FAS 124-2 for the quarter ended March 31, 2009, and recognized a $1.350 million credit-related impairment loss in earnings for this trust preferred collateralized debt security, with a commensurate adjustment to reduce the amortized cost of this security.  This security was current with respect to its quarterly debt service (interest) payments as of the most recent quarterly payment date of April 15, 2009.  As of March 31, 2009, the carrying value of this security was $3.650 million, after recognition of the credit-related impairment loss, with an unrealized loss of $2.253 million.  This security was downgraded to a below investment grade rating of “Caa3” by Moody’s Investors Service Inc. (“Moody’s”) on March 27, 2009.  This credit rating was considered by management in its assessment of the impairment status of this security.  This security was placed on nonaccrual status as of March 31, 2009.

During the fourth quarter of 2008, the Corporation’s other trust preferred collateralized debt obligation security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.859 million.  Based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation expects to receive all contractual amounts due under the instrument and expects to recover the entire cost basis of the security.  Based on this assessment and in connection with the early adoption of FSP No. FAS 115-2 and FAS 124-2, the Corporation concluded that there was no credit-related loss portion of the other-than-temporary impairment charge as of December 31, 2008 or as of March 31, 2009.  Washington Trust reclassified this noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009.  In addition, the amortized cost basis of this security was increased by the $1.859 million amount of the cumulative effect adjustment.  This security was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009 and is classified as nonaccrual.  This credit rating was considered by management in its assessment of the impairment status of this security.

Based on cash flow forecasts for these securities, management expects to recover the remaining amortized cost of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider the unrealized losses on these investments to be other-than-temporary at March 31, 2009.

Perpetual preferred stocks:
As of March 31, 2009, the Corporation had 7 perpetual preferred stock holdings of financial and utility companies with a total fair value of $2.9 million and unrealized losses of $1.1 million.  In October 2008, the SEC’s Office of the Chief Accountant, after consultation and concurrence with the FASB, concluded that the assessment of other-than-temporary impairment of perpetual preferred securities for filings made after October 14, 2008 can be made using an impairment model (including an anticipated recovery period) similar to a debt security, provided there has been no evidence of a deterioration in credit of the issuer.  Washington Trust has complied with this guidance in its evaluation of other-than-temporary impairment of perpetual preferred stocks.

The perpetual preferred equity securities in an unrealized loss position at March 31, 2009 consisted of 6 holdings of financial and commercial entities with unrealized losses of $1.1 million, or 22% of their aggregate cost.  Causes of conditions whereby the fair value of equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers.  The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor.  Based on its assessment of these market conditions, management believes that the decline in fair value of its perpetual preferred equity securities was not a function of the financial condition and operating outlook of the issuers but, rather, reflected increased

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

investor concerns about recent losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in greater volatility in market prices for perpetual preferred stocks in this market sector.  Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that analysis, management expects to recover the entire cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis. Therefore, management does not consider these perpetual preferred equity securities to be other-than-temporarily impaired at March 31, 2009.

(4) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$412,817	22%	$407,904	22%
Construction and development (2)	49,215	3%	49,599	3%
Other (3)	446,251	24%	422,810	23%
Total commercial	908,283	49%	880,313	48%

Residential real estate:
Mortgages (4)	621,141	33%	626,663	34%
Homeowner construction	15,996	1%	15,389	1%
Total residential real estate	637,137	34%	642,052	35%

Consumer:
Home equity lines	183,058	10%	170,662	9%
Home equity loans	79,881	4%	89,297	5%
Other	57,595	3%	56,830	3%
Total consumer	320,534	17%	316,789	17%
Total loans (5)	$1,865,954	100%	$1,839,154	100%

(1)	Amortizing mortgages, primarily secured by income producing property.
(2)	Loans for construction of residential and commercial properties and for land development.
(3)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(4)	A substantial portion of these loans is used as qualified collateral for Federal Home Loan Bank borrowings (See Note 6 for additional discussion of Federal Home Loan Bank borrowings).
(5)
Net of unamortized loan origination fees, net of costs, totaling $11 thousand and $2 thousand at March 31, 2009 and December 31, 2008, respectively.  Also includes $259 thousand of net discounts on purchased loans at both March 31, 2009 and December 31, 2008.

Nonaccrual Loans
Nonaccrual loans totaled $15.4 million at March 31, 2009, compared to $7.8 million at December 31, 2008. This reflects a $5.0 million increase in the nonaccrual commercial loans and a $2.3 million increase in nonaccrual residential mortgages.  In the first three months of 2009, four commercial loan relationships totaling $4.8 million moved into the nonaccrual loan classification.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)

Three months ended March 31,	2009	2008
Balance at beginning of period	$23,725	$20,277
Provision charged to expense	1,700	450
Recoveries of loans previously charged off	99	103
Loans charged off	(1,026)	(106)
Balance at end of period	$24,498	$20,724

(6) Borrowings
Federal Home Loan Bank Advances
Advances payable to the Federal Home Loan Bank (“FHLB”) are summarized as follows:

(Dollars in thousands)	March 31,	December 31,
	2009	2008
FHLB advances	$723,143	$829,626

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at March 31, 2009.  Under an agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, U.S. government or agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at March 31, 2009.  Included in the collateral were securities available for sale with a fair value of $473.3 million and $512.3 million that were specifically pledged to secure FHLB borrowings at March 31, 2009 and December 31, 2008, respectively.  Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	March 31,	December 31,
	2009	2008
Treasury, Tax and Loan demand note balance	$1,085	$4,382
Deferred acquisition obligations	–	2,506
Securities sold under repurchase agreements	19,500	19,500
Other	348	355
Other borrowings	$20,933	$26,743

The Stock Purchase Agreement, as amended, for the August 2005 acquisition of Weston Financial Group, Inc. (“Weston Financial”) provided for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  Contingent payments were added to goodwill and recorded as deferred acquisition liabilities at the time the payments were determinable beyond a reasonable doubt.  During the first quarter of 2009, the Corporation paid approximately $2.5 million, which represented the final payment pursuant to the Stock Purchase Agreement, as amended.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7) Shareholders’ Equity
Stock Repurchase Plan:
The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares of the Corporation’s common stock in open market transactions.  There were no shares repurchased under the Corporation’s 2006 Stock Repurchase Plan during the three months ended March 31, 2009.  As of March 31, 2009, a cumulative total of 185,400 shares have been repurchased at a total cost of $4.8 million.

Regulatory Capital Requirements:
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at March 31, 2009 and December 31, 2008, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$237,490	12.25%	$155,034	8.00%	$193,792	10.00%
Bank	$235,648	12.17%	$154,900	8.00%	$193,625	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$213,259	11.00%	$77,517	4.00%	$116,275	6.00%
Bank	$211,438	10.92%	$77,450	4.00%	$116,175	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$213,259	7.35%	$116,138	4.00%	$145,173	5.00%
Bank	$211,438	7.29%	$116,057	4.00%	$145,071	5.00%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):	$235,728	12.54%	$150,339	8.00%	$187,923	10.00%
Corporation	$237,023	12.62%	$150,201	8.00%	$187,751	10.00%
Bank
Tier 1 Capital (to Risk-Weighted Assets):	$212,231	11.29%	$75,169	4.00%	$112,754	6.00%
Corporation	$213,547	11.37%	$75,101	4.00%	$112,651	6.00%
Bank
Tier 1 Capital (to Average Assets): (1)	$212,231	7.53%	$112,799	4.00%	$140,999	5.00%
Corporation	$213,547	7.58%	$112,724	4.00%	$140,905	5.00%
Bank

(1)	Leverage ratio

The Corporation’s capital ratios at March 31, 2009 place the Corporation in the “well-capitalized” category according to regulatory standards.

As of March 31, 2009, Bancorp has sponsored the creation of three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities – Revised,” these statutory trusts created by Bancorp are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of statutory trusts as debt in its financial statements.  The trust preferred securities qualify as Tier 1 capital.

On March 1, 2005, the Federal Reserve Board issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards.  On March 17, 2009, the Federal Reserve Board announced the adoption of a final rule that delays until March 31, 2011, the effective date of new limits whereby the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill.  The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(8) Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments
Effective January 1, 2009, Washington Trust adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 changed the disclosure requirements for derivative instruments and hedging activities and required enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedge items are accounted for under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The Corporation complied with this guidance and has provided the required disclosures below.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, financial guarantees, interest rate swap agreements and commitments to originate and commitments to sell fixed rate mortgage loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.  The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$186,001	$206,515
Home equity lines	179,661	178,371
Other loans	20,423	22,979
Standby letters of credit	7,503	7,679
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	40,764	25,662
Commitments to sell fixed rate mortgage loans	47,961	28,192
Customer related derivative contracts:
Interest rate swaps with customers	16,264	13,981
Mirror swaps with counterparties	16,264	13,981
Interest rate risk management contract:
Interest rate swap	10,000	10,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments up to a maximum stated amount to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At March 31, 2009 and December 31, 2008, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $7.5 million and $7.7 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At March 31, 2009 and December 31, 2008, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three months ended March 31, 2009 and 2008 was insignificant.

At March 31, 2009, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

In April 2008, the Bancorp entered into an interest rate swap contract with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with $10 million of the variable rate junior subordinated debentures.  The interest rate swap contract has a notional amount of $10 million and matures in 2013.  At inception, the swap was intended to convert the debt from variable rate to fixed rate and qualify for cash flow hedge accounting under SFAS No. 133.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the derivative counterparty, the hedging relationship was deemed to be not highly effective. As a result, cash flow hedge accounting was discontinued prospectively and all subsequent changes in fair value of the interest rate swap were recognized directly in earnings as noninterest income.  As of the date of discontinuance in September 2008, Washington Trust had a net unrealized gain on the swap contract of $30 thousand, which was recorded in accumulated other comprehensive loss, net of taxes.  This amount was subsequently reclassified into earnings through amortization during the first quarter of 2009.  On March 31, 2009, this interest rate swap contract was reassigned to a new creditworthy counterparty, unrelated to the prior counterparty.

The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At March 31, 2009 and December 31, 2008, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $16.3 million and $14.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of derivative instruments in the Corporations’ Consolidated Balance Sheets as of the dates indicated.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
	Balance Sheet	Mar. 31, 2009	Dec. 31, 2008	Balance Sheet	Mar. 31, 2009	Dec. 31, 2008
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives not designated as hedging instruments under SFAS No. 133:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	$362	$140	Accrued expenses & other liabilities	$3	$18
Commitments to sell fixed rate mortgage loans	Other assets	3	18	Accrued expenses & other liabilities	467	177
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	1,433	1,413		–	–
Mirror swaps with counterparties		–	–	Accrued expenses & other liabilities	1,434	1,479
Interest rate risk management contract:
Interest rate swap		–	–	Accrued expenses & other liabilities	623	601
Total		$1,798	$1,571		$2,527	$2,275

The following table presents the effect of derivative instruments in the Corporations’ Consolidated Income Statements for the periods indicated.

(Dollars in thousands)		Amount of Gain (Loss)
	Location of Gain	Recognized in Income
	(Loss) Recognized in	on Derivative
Three months ended March 31,	Income on Derivative	2009	2008
Derivatives not designated as hedging instruments under SFAS No. 133:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$(81)	$(8)
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	(2)	(3)
Customer related derivative contracts:
Interest rate swaps with customers	Net unrealized gains on interest rate swaps	127	378
Mirror swaps with counterparties	Net unrealized gains on interest rate swaps	(75)	(259)
Interest rate risk management contract:
Interest rate swap	Net unrealized gains on interest rate swaps	8	–
Total		$(90)	$126

(9) Fair Value Measurements
Effective January 1, 2009, the Corporation adopted SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), for nonfinancial assets and liabilities.  The application of these provisions of SFAS No. 157 did not have a material impact on the Corporation’s financial position or results of operations.

On April 9, 2009 the FASB issued FASB Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”).  The Corporation elected to early adopt FSP No. FAS 157-4 effective January 1, 2009 and complied with the guidance in FSP No. FAS 157-4 in determining the fair value of its securities at March 31, 2009.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  Level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of March 31, 2009, in accordance with FSP No. FAS 157-4, the Corporation concluded that there has been a significant decrease in the volume and level of activity for its Level 3 pooled trust preferred debt securities and, therefore, quoted market prices are not indicative of fair value.  As a result, the Corporation utilized valuations from a third party valuation consultant to determine fair value.  The valuations were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The Corporation has not adjusted the values obtained from this source.

As of December 31, 2008, for these two pooled trust preferred collateralized debt obligations, the Corporation utilized valuations provided by broker dealer/investment banking firms, a third party pricing service and also engaged a third party valuation firm to provide additional detailed cash flow and credit analysis of the pooled securities.  Management concluded that the valuations provided from each source were based on sound methodologies and were reasonable and, therefore, a simple average of the values provided from these sources was used for financial reporting purposes.  The Corporation did not adjust the above prices obtained from these sources.  In addition, pricing information from one other source was provided to us on a third hand basis from an outside party.  We were unable to verify factors used in determining the prices obtained for both pooled trust preferred holdings and found the pricing indications to be significantly below the range of price indications provided by the other pricing sources described above, and for these reasons we excluded this source from our valuation analysis.

Our internal review procedures have confirmed that the fair values provided by the aforementioned third party valuation sources utilized by the Corporation are consistent with the principles of SFAS No. 157.  Our fair values assumed liquidation in an orderly market and not under distressed circumstances.  Due to the continued market illiquidity and credit risk for securities in the financial sector, the fair value of these securities is highly sensitive to assumption changes and market volatility.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Derivatives
Substantially all of our derivatives are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates, and, accordingly, are classified as Level 2.  Examples include interest rate swap contracts.  Our internal review procedures have confirmed that the fair values determined with independent pricing models and utilized by the Corporation are consistent with the principles of SFAS No. 157.  Any derivative for which we measure fair value using significant assumptions that are unobservable are classified as Level 3.  Level 3 derivatives include interest rate lock commitments written for our residential mortgage loans that we intend to sell.  The valuation of these items is determined by management based on internal calculations using external market inputs.

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
Collateral dependent loans that are deemed to be impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” are valued based upon the fair value of the underlying collateral.  Such collateral primarily consists of real estate and, to a lesser extent, other business assets.  For those real estate collateralized loans for which the inputs used in the appraisals of the collateral are observable, such loans are categorized as Level 2.  For other collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, or use internal valuations for other business assets utilizing significant assumptions that are unobservable, and such loans are categorized as Level 3.

Mortgage Servicing Rights
Mortgage servicing rights do not trade in an active market with readily observable prices.  Accordingly, we determine the fair value of mortgage servicing rights using an internally developed valuation model that calculates the present value of the estimated future net servicing income.  The model incorporates assumptions used in estimating future net servicing income, including estimates of prepayment speeds, discount rate, cost to service and contractual servicing fee income.  Mortgage servicing rights are subject to fair value measurements on a nonrecurring basis.  Fair value measurements of our mortgage servicing rights use significant unobservable inputs and, accordingly, are classified as Level 3.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
March 31, 2009	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale	$3,349	$828,682	$1,928	$833,959
Derivative assets (1)	–	1,433	365	1,798
Total assets at fair value on a recurring basis	$3,349	$830,115	$2,293	$835,757
Liabilities:
Derivative liabilities (1)	$–	$2,057	$470	$2,527
Total liabilities at fair value on a recurring basis	$–	$2,057	$470	$2,527

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
December 31, 2008	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale	$4,200	$860,079	$1,940	$866,219
Derivative assets (1)	–	1,413	158	1,571
Total assets at fair value on a recurring basis	$4,200	$861,492	$2,098	$867,790
Liabilities:
Derivative liabilities (1)	$–	$2,080	$195	$2,275
Total liabilities at fair value on a recurring basis	$–	$2,080	$195	$2,275

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers either into or out of “Level 3” as of the financial statement reporting date.  The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Three months ended:	March 31, 2009			March 31, 2008
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities)	Total	for Sale	(Liabilities)	Total
Balance at beginning of period	$1,940	$(37)	$1,903	$–	$(4)	$(4)
Gains and losses (realized and unrealized):
Included in earnings (2)	(1,350)	(83)	(1,433)	–	(11)	(11)
Included in other comprehensive income	1,338	–	1,338	–	–	–
Purchases, issuances and settlements (net)	–	15	15	–	2	2
Transfers in and/or out of Level 3	–	–	–	–	–	–
Balance at end of period	$1,928	$(105)	$1,823	$–	$(13)	$(13)

(1)	During the first quarter of 2009, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.
(2)
Level 3 securities available for sale losses included in earnings of $1.350 million consisted solely of the credit-related impairment loss recognized in the first quarter of 2009 on one of the pooled trust preferred securities.  The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of interest rate lock

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

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2009.

(Dollars in thousands)	Carrying Value at March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$2,645	$5,094	$7,739
Loan servicing rights	–	–	400	400
Total assets at fair value on a nonrecurring basis	$–	$2,645	$5,494	$8,139

At March 31, 2009, collateral dependent impaired loans had a carrying value of $7.7 million and related allowance for loan losses allocation of $1.4 million.

During the three months ended March 31, 2009, certain loan servicing rights were written down to their fair value resulting in a valuation allowance increase of $17 thousand, which was recorded as a component of other income in the Corporation’s Consolidated Statements of Income.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2008.

(Dollars in thousands)	Carrying Value at March 31, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$3,144	$–	$3,144
Total assets at fair value on a nonrecurring basis	$–	$3,144	$–	$3,144

At March 31, 2008, collateral dependent impaired loans had a carrying value of $3.1 million and related allowance for loan losses allocation of $526 thousand.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(10) Defined Benefit Pension Plans
The following table sets forth the plans’ benefit obligations, fair value of plan assets and funded status as of March 31, 2009 and 2008.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Three months ended March 31,	2009	2008	2009	2008
Service cost	$593	$511	$27	$62
Interest cost	573	507	141	143
Expected return on plan assets	(613)	(569)	-	-
Amortization of transition asset	–	–	-	-
Amortization of prior service cost	(8)	(8)	7	16
Recognized net actuarial loss	75	3	6	54
Curtailment loss	–	–	97	–
Net periodic benefit cost	$620	$444	$278	$275

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $2.0 million to its qualified pension plan and $435 thousand in benefit payments to its non-qualified retirement plans in 2009.  During the three months ended March 31, 2009, $2.1 million of contributions have been made to the qualified pension plan and $84 thousand in benefit payments have been made to the non-qualified retirement plans.  The Corporation presently anticipates contributing an additional $251 thousand in benefit payments to the non-qualified retirement plans in 2009.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11) Business Segments
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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2009	2008	2009	2008	2009	2008	2009	2008
Net interest income (expense)	$15,942	$14,486	$(14)	$(9)	$31	$599	$15,959	$15,076
Noninterest income (expense)	3,838	3,344	5,413	7,258	(1,343)	442	7,908	11,044
Total income	19,780	17,830	5,399	7,249	(1,312)	1,041	23,867	26,120

Provision for loan losses	1,700	450	–	–	–	–	1,700	450
Depreciation and amortization expense	650	620	408	411	40	44	1,098	1,075
Other noninterest expenses	10,273	9,172	4,487	4,677	2,532	2,218	17,292	16,067
Total noninterest expenses	12,623	10,242	4,895	5,088	2,572	2,262	20,090	17,592
Income before income taxes	7,157	7,588	504	2,161	(3,884)	(1,221)	3,777	8,528
Income tax expense (benefit)	2,498	2,668	181	841	(1,572)	(797)	1,107	2,712
Net income (loss)	$4,659	$4,920	$323	$1,320	$(2,312)	$(424)	$2,670	$5,816

Total assets at period end	1,938,229	1,673,074	51,964	45,121	956,917	846,192	2,947,110	2,564,387
Expenditures for long-lived assets	333	254	61	41	54	23	448	318

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(12) Comprehensive Income

(Dollars in thousands)

Three months ended March 31,	2009	2008
Net income	$2,670	$5,816
Unrealized holding gains on securities available for sale, net of income tax expense of $2,201 in 2009 and $1,023 in 2008	3,973	1,916
Noncredit-related losses on securities not expected to be sold, net of income tax benefit of $803 in 2009	(1,450)
Less reclassification adjustments:
Losses on securities, net of income tax benefit of $689 in 2009 and $21 in 2008	1,245	24
Gains on derivative instruments, net of income tax expense of $16	(30)	–
Net periodic pension cost, net of income tax expense of $29 in 2009 and $23 in 2008	52	42
Total comprehensive income	$6,460	$7,798

(13) Earnings Per Share
Basic EPS is calculated by dividing net income by the weighted average common stock outstanding, excluding options and other equity instruments.  The dilutive effect of stock options, nonvested share units, nonvested share awards and other items is calculated using the treasury stock method for purposes of weighted average dilutive shares.  Diluted EPS is computed by dividing net income by the average number of common stock and common stock equivalents outstanding.

(Dollars and shares in thousands, except per share amounts)

Three months ended March 31,	2009	2008
Net income	$2,670	$5,816

Weighted average basic shares	15,942.7	13,358.1
Dilutive effect of:
Options	6.2	149.3
Other	48.9	53.2
Weighted average diluted shares	15,997.8	13,560.6
Earnings per share:
Basic	$0.17	$0.44
Diluted	$0.17	$0.43

Weighted average stock options outstanding, not included in common stock equivalents above because they were anti-dilutive, totaled 888 thousand and 281 thousand for the three months ended March 31, 2009 and 2008, respectively.

(14) Litigation
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

Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we have identified the allowance for loan losses, accounting for acquisitions and review of goodwill and intangible assets for impairment, and other-than-temporary impairment of investment securities as critical accounting policies.  As a result of the early adoption of FSP No. FAS 115-2 and FAS 124-2 effective January 1, 2009, the Corporation has revised its critical accounting policy pertaining to other-than-temporary impairment of investment securities.  FSP No. FAS 115-2 and FAS 124-2 applied to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.  Therefore, the revised accounting policy below represents the only change in the Corporation’s critical accounting policies from those disclosed in our Annual report on Form 10-K for the fiscal year ended December 31, 2008 and applies prospectively beginning January 1, 2009.

Valuation of Investment Securities for Impairment
Securities available for sale are carried at fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity.  The fair values of securities are based on either quoted market prices, third party pricing services or third party valuation specialists. When the fair value of an investment security is less than its amortized cost basis, the Corporation assesses whether the decline in value is other-than-temporary.  The Corporation considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in the value subsequent to the reporting date, forecasted performance of the issuer, changes in the dividend or interest payment practices of the issuer, changes in the credit rating of the issuer or the specific security, and the general market condition in the geographic area or industry the issuer operates in.

Future adverse changes in market conditions, continued poor operating results of the issuer, projected adverse changes in cash flows which might impact the collection of all principal and interest related to the security, or other factors could result in further losses that may not be reflected in an investment’s current carrying value, possibly requiring an additional impairment charge in the future.

Equity securities:
In determining whether an other-than-temporary impairment has occurred for common equity securities, the Corporation also considers whether it has the ability and intent to hold the investment until a market price recovery in the foreseeable future.  Management evaluates the near-term prospects of the issuers in relation to the severity and duration of the impairment.  If necessary, the investment is written down to its current fair value through a charge to earnings at the time the impairment is deemed to have occurred.

With respect to perpetual preferred stocks, the Corporation’s assessment of other-than-temporary impairment is made using an impairment model (including an anticipated recovery period) similar to a debt security, provided there has been no evidence of a deterioration in credit of the issuer.

Debt securities:
In determining whether an other-than-temporary impairment has occurred for debt securities, the Corporation compares the present value of cash flows expected to be collected from the security with the amortized cost of the security.  If the present value of expected cash flows is less than the amortized cost of the security, the entire amortized cost of the security will not be recovered, that is, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred.

With respect to holdings of collateralized debt obligations representing pooled trust preferred debt securities, estimates of cash flows are evaluated upon consideration of information including, but not limited to, past events, current conditions, and reasonable and supporting forecasts for the respective holding.  Such information generally includes the remaining payment terms of the security, prepayments speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.  The estimated cash flows shall be discounted at a rate equal to the current yield used to accrete the beneficial interest.

When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings for a debt security depends on whether the Corporation intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost less any current period credit loss.  If the Corporation intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost, the other-than-temporary impairment shall be recognized in earnings equal to the entire difference between the amortized cost and fair value of the security.  If the Corporation does not intend to sell or more likely than not will not be required to sell the security before recovery of its amortized cost, the amount of the other-than-temporary impairment related to credit loss shall be recognized in earnings and the noncredit-related portion of the other-than-temporary impairment shall be recognized in other comprehensive income.

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

Our financial results are affected by interest rate volatility, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  During the latter part of 2008 and continuing into 2009, market and economic conditions have been severely impacted by deterioration in credit conditions as well as widespread illiquidity and elevated levels of volatility.  Concerns about future economic growth, lower consumer confidence, contraction of credit availability and lower corporate earnings continue to challenge the economy.  The rate of unemployment continued to increase, reaching its highest level in several years.  Corporate and related counterparty credit spreads widened and heightened concerns about numerous financial services companies adversely impacted the financial markets.  As a result of these unparalleled market conditions, federal government agencies initiated several intervention actions in the U.S. financial services industry.

Management believes that the downturn in the local and national economies negatively impacted the credit quality of our loans, particularly in our commercial portfolio.  During the first quarter of 2009, we increased the allowance for loan losses in response to this condition as well as growth in the portfolio.  In response to these conditions, the Corporation has continued to refine its loan underwriting standards and has continued to enhance its credit monitoring and collection practices.  The continued weakness in the financial markets as described above also contributed to declines in the values of holdings in our investment securities portfolio as well as declines in wealth management assets under administration.

Composition of Earnings
Net income for the first quarter of 2009 amounted to $2.7 million, or 17 cents per diluted share; compared to $5.8 million, or 43 cents per diluted share, reported for the first quarter a year earlier.  The returns on average equity and average assets for the first quarter of 2009 were 4.50% and 0.36%, respectively, compared to 12.22% and 0.90%, respectively, for the same quarter in 2008.  Earnings in first quarter 2009 were influenced by several factors as described below.

Net impairment losses of $2.0 million ($1.3 million after tax; 8 cents per diluted share) were charged to earnings in the first quarter of 2009 for securities deemed to be other-than-temporarily impaired.  Impairment losses amounted to $858 thousand in the first quarter of 2008.  Also included in noninterest income were net realized gains on securities of $57 thousand in the first quarter of 2009, compared to net realized gains of $813 thousand in the first quarter of 2008.

The loan loss provision charged to earnings amounted to $1.7 million for the three months ended March 31, 2009, compared to $450 thousand for the same period in 2008.  The loan loss provision was based on management’s assessment of economic and credit conditions as well as growth in the loan portfolio.

No dividend was received from the Federal Home Loan Bank of Boston (“FHLB”) in the first quarter of 2009.  Dividend income on the Corporation’s investment in FHLB stock totaled $445 thousand in the first quarter of 2008.

Net interest income for the first quarter of 2009 increased by 6% from the same quarter in 2008, while the net interest margin for the first quarter of 2009 declined by 20 basis points from the first quarter a year earlier.  The decrease in the margin reflected the elimination of the FHLB dividend and margin compression resulting from a lagging effect of downward pricing of deposit rates in response to the Federal Reserve’s actions to reduce short-term interest rates.

Revenue from wealth management services, our primary source of noninterest income, is largely dependent on the value of assets under administration.  Wealth management revenues for the first quarter of 2009 were down by $1.8 million, or 25%, from the same quarter in 2008, reflecting decline in the financial markets.  Wealth management assets under administration declined by $189.7 million, or 6%, in the first quarter of 2009 and totaled $2.958 billion at March 31, 2009.  Assets under administration were down by $920.8 million, or 24%, from the March 31, 2008 balance.

Also included in noninterest income were net gains on loan sales and commissions on loans originated for others of $1.0 million for the first quarter of 2009, up by $553 thousand from the first quarter a year earlier.  This increase was due to strong residential mortgage refinancing and mortgage sales activity in the first quarter of 2009.

Noninterest expenses for the first three months of 2009 were up by $1.2 million, or 7%, from the same period in 2008.  This increase included higher Federal Deposit Insurance Corporation (“FDIC”) deposit insurance costs of $395 thousand and a $250 thousand charge associated with the Corporation’s 401(k) Plan.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  The Commercial Banking segment includes commercial, commercial real estate, residential and consumer lending activities; mortgage banking, secondary market and loan servicing activities; deposit generation; merchant credit card services; cash management activities; and direct banking activities, which include the operation of ATMs, telephone and internet banking services and customer support and sales.  Wealth Management Services includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services, including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.  All other activity, such as the investment securities portfolio, wholesale funding activities and administrative units, are not related to the segments and are considered Corporate.  See Note 11 to the Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment reported net income of $4.7 million in first quarter of 2009, down by $261 thousand, or 5%, from the comparable 2008 quarter.  Net interest income was up by $1.5 million, or 10%, driven by growth in average loan balances and lower deposit costs.  This increase in net interest income was offset by a $1.3 million increase in the loan loss provision and $1.1 million increase in Commercial Banking other noninterest expenses in the first quarter of 2009, as compared to the same quarter in 2008.  This increase in other noninterest expenses reflects increases in salaries and benefits and higher FDIC deposit insurance costs.

The Wealth Management Services segment reported net income of $323 thousand in the first quarter of 2009, a decrease of $1.0 million, or 76%, from net income reported for this segment the first quarter of 2008.  Noninterest income derived from the Wealth Management Services segment was $5.4 million in first three months of 2009, down by $1.8 million, or 25%, from the same period in 2008.  These revenues are dependent to a large extent on the value of assets under administration and are closely tied to the performance of the financial markets.  In the first quarter of 2009, noninterest expenses for the Wealth Management Services segment amounted to $4.9 million, down by $193 thousand, or 4%, from same quarter in 2008.  This decrease reflects lower incentive-based compensation.

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

Net interest income for the first quarter of 2009 increased $883 thousand, or 6%, from the same quarter a year earlier.  Included in net interest income in first quarter of 2008 was dividend income on the Corporation’s investment in FHLB stock of $445 thousand.  No dividend was received from FHLB in the first quarter of 2009.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the first quarter of 2009 increased 6% from the same period in 2008.  The net interest margin (FTE net interest income as a percentage of average interest–earnings assets) for the first quarter of 2009 was 2.39%, down 20 basis points from the same quarter a year earlier.  The decline in the net interest margin reflects the elimination of the FHLB dividend income and margin compression resulting from a lagging effect of downward pricing of deposit rates in response to the Federal Reserve’s actions to reduce short-term interest rates.

Average interest-earning assets for the three months ended March 31, 2009 increased $370.3 million from the same period a year earlier.  This increase was largely due to growth in the loan portfolio.  Total average loans for the three months ended March 31, 2009 increased $260.2 million from the same period in 2008 primarily due to growth in the commercial loan category.  The yield on total loans for the first quarter of 2009 decreased 101 basis points from the comparable 2008 period, reflecting declines in short-term interest rates.  Total average securities for the three months ended March 31, 2009 increased $110.1 million from the same period last year due largely to purchases of mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises during a period of substantial spread widening for these and many other classes of investment securities.  The FTE rate of return on securities for the first quarter of 2009 decreased 85 basis points from the same quarter in 2008.  The decrease in the total yield on securities was largely attributable to the elimination of dividend income on the Corporation’s investment in FHLB stock.

For the three months ended March 31, 2009, average interest-bearing liabilities increased $309.3 million from the amount reported for the same period in 2008 primarily due to growth in deposits and increases in FHLB advances.  The average balance of FHLB advances for the three months ended March 31, 2009 increased $97.1 million, while the average rate paid on FHLB advances decreased 56 basis points from the same period a year earlier.  The average balance of time deposits for the first quarter of 2009 increased $159.5 million, while the average rate paid on time deposits decreased 108 basis points from the same quarter in 2008.  Time deposits include out-of-market brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources.  Average out-of-market brokered certificates of deposit for the three months ended March 31, 2009 increased $41.6 million from the same period in 2008.  The average rate paid on out-of-market brokered certificates of deposit for the three months ended March 31, 2009 decreased 26 basis points from the comparable period in 2008.  The average balance of money market accounts for the first three months of 2009 increased $37.2 million, while the average rate paid on such accounts decreased 158 basis points.  The increase in money market account balances includes the successful first quarter 2009 transition of wealth management client money market deposits previously held in outside money market funds to fully insured and collateralized deposits.  See additional discussion in the “Financial Condition” section under the caption “Deposits.”

Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis
The following tables present average balance and interest rate information.  Tax-exempt income is converted to a fully taxable equivalent (“FTE”) basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit.  For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency.  Unrealized gains (losses) on available for sale securities are excluded from the average balance and yield calculations.  Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

Three months ended March 31,	2009			2008
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$897,458	$12,111	5.47%	$707,073	$12,221	6.95%
Residential real estate loans	645,959	8,712	5.47%	601,564	8,297	5.55%
Consumer loans	318,234	3,367	4.29%	292,800	4,497	6.18%
Total loans	1,861,651	24,190	5.27%	1,601,437	25,015	6.28%
Cash, federal funds sold
and other short-term investments	27,228	17	0.26%	20,985	140	2.69%
Taxable debt securities	771,240	8,449	4.45%	668,701	8,416	5.06%
Nontaxable debt securities	80,677	1,166	5.86%	81,025	1,143	5.68%
Corporate stocks and FHLB stock	48,520	105	0.83%	46,860	687	5.89%
Total securities	927,665	9,737	4.26%	817,571	10,386	5.11%
Total interest-earning assets	2,789,316	33,927	4.93%	2,419,008	35,401	5.89%
Non interest-earning assets	174,669			168,709
Total assets	$2,963,985			$2,587,717
Liabilities and Shareholders’ Equity:
NOW accounts	$170,031	$75	0.18%	$162,509	$78	0.19%
Money market accounts	365,070	1,398	1.55%	327,877	2,552	3.13%
Savings accounts	178,144	177	0.40%	174,733	432	1.00%
Time deposits	971,275	7,897	3.30%	811,767	8,837	4.38%
FHLB advances	769,179	7,227	3.81%	672,116	7,299	4.37%
Junior subordinated debentures	32,991	479	5.89%	22,681	338	5.99%
Other	23,517	245	4.22%	29,247	314	4.32%
Total interest-bearing liabilities	2,510,207	17,498	2.83%	2,200,930	19,850	3.63%
Demand deposits	172,420			165,934
Other liabilities	43,836			30,534
Shareholders’ equity	237,522			190,319
Total liabilities and shareholders’ equity	$2,963,985			$2,587,717
Net interest income (FTE)		$16,429			$15,551
Interest rate spread			2.10%			2.26%
Net interest margin			2.39%			2.59%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,	2009	2008
Commercial and other loans	$51	$45
Nontaxable debt securities	386	363
Corporate stocks	33	67
Total	$470	$475

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended
	March 31, 2009 vs. 2008
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg
Interest on interest-earning assets:
Residential real estate loans	$605	$(190)	$415
Commercial and other loans	2,894	(3,004)	(110)
Consumer loans	365	(1,495)	(1,130)
Cash, federal funds sold and short-term investments	32	(155)	(123)
Taxable debt securities	1,194	(1,161)	33
Nontaxable debt securities	(5)	28	23
Corporate stocks and FHLB stock	24	(606)	(582)
Total interest income	5,109	(6,583)	(1,474)
Interest on interest-bearing liabilities:
NOW accounts	3	(6)	(3)
Money market accounts	263	(1,417)	(1,154)
Savings accounts	7	(262)	(255)
Time deposits	1,544	(2,484)	(940)
FHLB advances	984	(1,056)	(72)
Junior subordinated debentures	150	(9)	141
Other	(60)	(9)	(69)
Total interest expense	2,891	(5,243)	(2,352)
Net interest income	$2,218	$(1,340)	$878

Provision and Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the inherent risk of loss in the loan portfolio as of the balance sheet date.  The allowance for loan losses was $24.5 million, or 1.31% of total loans, at March 31, 2009, compared to $23.7 million, or 1.29% of total loans, at December 31, 2008.  The loan loss provision charged to earnings amounted to $1.7 million for the three months ended March 31, 2009, compared to $450 thousand for the same period in 2008.  The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, our ongoing evaluation of credit quality, with particular emphasis on the commercial portfolio, general economic conditions and growth in the loan portfolio.  Net charge-offs amounted to $927 thousand in the first quarter of 2009, as compared to net charge-offs of $3 thousand in the first quarter of 2008.  Commercial loan net charge-offs amounted to $810 thousand, or 87% of total net charge-offs, in the first quarter of 2009.  The Corporation will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  Washington Trust’s primary sources of noninterest income are revenues from wealth management services, service charges on deposit accounts, merchant credit card processing fees, and net gains on loan sales and commissions on loans originated for others.  Also included in noninterest income are earnings generated from bank-owned life insurance (“BOLI”).  In the first quarter of 2009, noninterest income totaled $7.9 million, down by $3.1 million, or 28%, from the first quarter of 2008.  This decline in noninterest income was largely due to the recognition of net impairment losses on certain investment securities deemed to be other-than-temporarily impaired in the first quarter of 2009 as well a decline in wealth management revenues.

The following table presents a noninterest income comparison for the three months ended March 31, 2009 and 2008:

(Dollars in thousands)

Three months ended March 31	2009	2008	$ Change	% Change
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$4,122	$5,342	$(1,220)	(23)%
Mutual fund fees	915	1,341	(426)	(32)
Financial planning, commissions and other service fees	376	575	(199)	(35)
Wealth management services	5,413	7,258	(1,845)	(25)
Service charges on deposit accounts	1,113	1,160	(47)	(4)
Merchant processing fees	1,349	1,272	77	6
Income from bank-owned life insurance	444	447	(3)	(1)
Net gains on loan sales and commissions on loans originated for others	1,044	491	553	113
Net realized gains on securities	57	813	(756)	(93)
Net unrealized gains on interest rate swap contracts	60	119	(59)	(50)
Other income	419	342	77	23
Noninterest income, excluding other-than-temporary impairment losses	9,899	11,902	(2,003)	(17)
Total other-than-temporary impairment losses on securities	(4,244)	(858)	(3,386)	395
Portion of loss recognized in other comprehensive income (before taxes)	2,253	–	2,253	–
Net impairment losses recognized in earnings	(1,991)	(858)	(1,133)	132
Total noninterest income	$7,908	$11,044	$(3,136)	(28)%

Wealth management revenues for the first quarter of 2009 were down $1.8 million, or 25%, compared to the first quarter of 2008.  Revenue from wealth management services is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets.  Wealth management assets under administration totaled $2.958 billion at March 31, 2009, down $189.7 million, or 6%, from December 31, 2008 and down $920.8 million, or 24%, from March 31, 2008.  The decline in assets under administration was primarily due to lower valuations in the financial markets.

The following table presents the changes in wealth management assets under administration for the three months ended March 31, 2009 and 2008:

(Dollars in thousands)

Three months ended March 31,	2009	2008
Balance at the beginning of period	$3,147,649	$4,014,352
Net market (depreciation) appreciation and income	(150,855)	(201,915)
Net customer cash flows	(38,876)	66,309
Balance at the end of period	$2,957,918	$3,878,746

We originate residential mortgage loans for sale in the secondary market and also originate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  This revenue source is subject to market volatility and dependent on mortgage origination volume, which is sensitive to rates and the condition of housing markets.  In addition, from time to time we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors.  Net gains on loan sales and commissions on loans originated for others amounted to $1.0 million in the first quarter of 2009, up by $553 thousand, or 113%, from the first quarter of 2008, due to strong residential mortgage refinancing and mortgage sales activity.  In the first quarter of 2008, Washington Trust sold $17.9 million in residential portfolio loans for interest rate risk and balance sheet management purposes, which resulted in a gain on sale of $80 thousand.  We do not have a practice of selling loans from portfolio and except for this we have not sold any packages of loans from our portfolio in many years.

Net realized gains on securities amounted to $57 thousand in the first quarter of 2009, compared to net realized gains of $813 thousand on sales of securities in the first quarter a year earlier.

Net unrealized gains on interest rate swap contracts amounted to $60 thousand and $119 thousand for the first quarter of 2009 and 2008, respectively.  See additional discussion on interest rate swap contracts in Note 8 to the Consolidated Financial Statements.

Net impairment losses of $2.0 million ($1.3 million after tax, or 8 cents per diluted share) were charged to earnings in the first quarter of 2009 on securities deemed to be other-than-temporarily impaired.  Washington Trust elected to early adopt the provisions of FSP No. FAS 115-2 and FAS 124-2 effective January 1, 2009 and complied with this guidance in its evaluation of other-than-temporary impairment of securities.  See additional disclosure on other-than-temporary impairment losses and the adoption of FSP No. FAS 115-2 and FAS 124-2 in Note 3 to the Consolidated Financial Statements and in the section labeled “Financial Condition” under the caption “Securities.”

Noninterest Expense
Noninterest expenses amounted to $18.4 million for the first quarter of 2009, up $1.2 million, or 7%, from the same quarter a year ago.

The following table presents a noninterest expense comparison for the three months ended March 31, 2009 and 2008:

(Dollars in thousands)

Three months ended March 31	2009	2008	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$10,475	$10,343	$132	1%
Net occupancy	1,226	1,138	88	8
Equipment	975	944	31	3
Merchant processing costs	1,143	1,068	75	7
Outsourced services	786	636	150	24
Legal, audit and professional fees	675	543	132	24
FDIC deposit insurance costs	651	256	395	154
Advertising and promotion	301	386	(85)	(22)
Amortization of intangibles	308	326	(18)	(6)
Other expenses	1,850	1,502	348	23
Total noninterest expense	$18,390	$17,142	$1,248	7%

Salaries and employee benefit expense, the largest component of noninterest expense, totaled $10.5 million for the three months ended March 31, 2009, up $132 thousand, or 1%, from the same period a year ago.

Outsourced services for the three months ended March 31, 2009 increased by $150 thousand from the comparable period in 2008 due largely to higher third party vendor costs.  This increase was attributable to higher outsourced services expenses for our wealth management business and included wealth management platform and product support costs.

Legal, audit and professional fees for the three months ended March 31, 2009 increased by $132 thousand from the same period a year earlier.  The increase in legal, audit and professional fees was attributable to higher recruitment costs and legal costs associated with product development and maintenance and other matters.

FDIC deposit insurance costs for the first quarter of 2009 were up by $395 thousand, or 154%, from the first quarter of 2008 largely due to higher assessment rates.

Advertising and promotion expense for the first quarter of 2009 decreased by $85 thousand, or 22%, compared to the same quarter in 2008 reflecting management’s discretion over this category.

Other noninterest expenses for the three months ended March 31, 2009 increased by $348 thousand, or 23%, from the comparable period in 2008.  Included in other noninterest expenses in the first quarter of 2009 was a $250 thousand charge incurred in connection with the repositioning of investment options in the Corporation’s 401(k) Plan.

Income Taxes
Income tax expense amounted to $1.1 million for the three months ended March 31, 2009, as compared to $2.7 million for the same period in 2008.  The Corporation’s effective tax rate for the first quarter of 2009 was 29.3%, as compared to 31.8% for the same period last year.  These rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
Total assets amounted to $2.9 billion at March 31, 2009, down by $18.4 million from December 31, 2008.  Total loans increased by $26.8 million, or 1.5%, during the first quarter of 2009, led by growth in commercial loans.  The securities portfolio decreased by $32.3 million during the first quarter of 2009, largely due to maturities and pay-downs on mortgage-backed securities.  Total liabilities were down by $22.0 million in the three months ended March 31, 2009, with FHLB advances decreasing by $106.5 million and total deposits increasing by $93.5 million.  Shareholders’ equity totaled $238.7 million at March 31, 2009, compared to $235.1 million at December 31, 2008.  See additional discussion under the caption “Liquidity and Capital Resources.”

The Corporation has classified certain financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy set forth in SFAS No. 157.  Effective January 1, 2009, Washington Trust adopted FASB Staff Position No. 157-4 that was issued on April 9, 2009 to provide additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have significantly decreased.  Fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities in active markets.  Fair values determined by Level 2 inputs utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Fair values determined by Level 3 inputs utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.

As noted in Note 9 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.  As of March 31, 2009, our Level 3 financial instruments recorded at fair value on a recurring basis were comprised primarily of two available for sale pooled trust preferred securities, which were not actively traded.  In accordance with FSP No. FAS 157-4, the Corporation concluded that there has been a significant decrease in the volume and level of activity for our Level 3 pooled trust preferred securities and quoted market prices were not indicative of fair value.  As a result, we utilized valuations from a third party valuation consultant to determine fair value.  The valuations were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The Corporation has not adjusted the values obtained from this source.  Our internal review procedures have confirmed that the fair values provided by the referenced source and utilized by the Corporation are consistent with the principles of SFAS No. 157.  If Washington Trust was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their fair values.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.  At March 31, 2009 the investment securities portfolio totaled $834.0 million, down by $32.3 million from the balance at December 31, 2008, largely due to $35.6 million in maturities and pay-downs on mortgage-backed securities.  Washington Trust’s investment securities portfolio consists largely of mortgage-backed securities.  All of the Corporation’s mortgage-backed securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As disclosed in Note 3 to the Consolidated Financial Statements, Washington Trust elected to early adopt FSP No. FAS 115-2 and FAS 124-2 and applied this guidance to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.

The net unrealized gain position on securities available for sale amounted to $782 thousand at March 31, 2009 compared to a net unrealized loss position on securities available for sale of $3.2 million at December 31, 2008.  Included in these net amounts were gross unrealized losses amounting to $24.3 million and $23.1 million at March 31, 2009 and December 31, 2008, respectively.

At March 31, 2009, approximately 85% of the net unrealized losses in the investment securities portfolio were concentrated in variable rate trust preferred securities issued by financial services companies.

The following tables present information concerning the named issuers and pooled trust preferred obligations, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Issuer Trust Preferred Securities
(Dollars in thousands)
	March 31, 2009				Credit Ratings
Named Issuer		Amortized	Fair	Unrealized	March 31, 2009		Form 10-Q Filing Date
(parent holding company)	(a)	Cost (b)	Value	Loss	Moody's	S&P	Moody's	S&P
JPMorgan Chase & Co.	2	$9,706	3,877	(5,829)	A1	BBB+	A1	BBB+
Bank of America Corporation	3	5,719	2,068	(3,651)	Baa3	BB- (d)	Baa3	B (d)
Wells Fargo & Company	2	5,093	2,658	(2,435)	A3	A (c)	A3	A (c)
SunTrust Banks, Inc.	1	4,162	2,230	(1,932)	A2	BBB	Baa2	BB+ (d)
Northern Trust Corporation	1	1,978	1,039	(939)	A2	A-	A2	A-
State Street Corporation	1	1,966	1,640	(326)	A2	BBB+	A2	BBB+
Huntington Bancshares Incorporated	1	1,910	515	(1,395)	Baa1	BB (d)	Baa3	BB (d)
Totals		$30,534	14,027	(16,507)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Net of other-than-temporary impairment losses recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009 in accordance with FSP No. FAS 115-2 and FAS 124-2.

(c)	Rating applies to one of the two issuances with a book value of $1,966 and fair value of $1,014. The second issuance is not rated by S&P.

(d)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this quarterly report, with particular emphasis on downgrades to below investment grade.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2009.

Pooled Trust Preferred Obligations
(Dollars in thousands)	March 31, 2009
					Deferrals	Credit Ratings
	Amortized	Fair	Unrealized	No. of Cos. in	and Defaults	March 31, 2009		Form 10-Q Filing Date
Deal Name	Cost	Value	Loss	Issuance	(a)	Moody's	S&P	Moody's	S&P
Tropic CDO 1, tranche A4L (d)	$3,650	1,397	(2,253)	38	6.5%	Caa3 (c)	(b)	Caa3 (c)	(b)

Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	2,492	531	(1,961)	73	11%	Ca (c)	(b)	Ca (c)	(b)
Totals	$6,142	1,928	(4,214)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
Based on information available as of the filing date of this quarterly report, 8 of the 38 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $52.5 million of the underlying collateral pool was in deferral or default status, or 17.5% of the total original collateral balance of $300 million.  The tranche instrument held by the Corporation was current with respect to its quarterly debt service (interest) payments as of the most recent quarterly payment date of April 15, 2009.  The instrument was downgraded to a below investment grade rating of “Caa3” by Moody’s on March 27, 2009.  During the quarter ended March 31, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument and will not recover the entire cost basis of the security.  The Corporation has concluded that these conditions warrant a conclusion of other-than-temporary impairment for this holding as of March 31, 2009 and recognized an other-than-temporary impairment charge of $3.603 million pursuant to the provisions of FSP No. FAS 115-2 and FAS 124-2, which the Corporation has early adopted effective January 1, 2009.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, is $1.350 million.  This investment security was also placed on nonaccrual status as of March 31, 2009.

(e)
Based on information available as of the filing date of this quarterly report, 7 of the 73 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $137.5 million of the underlying collateral pool was in deferral or default status, or 15.7% of the total original collateral pool of $877.4 million.  The tranche instrument held by the Corporation had deferred the quarterly interest payment due in December 2008.  The instrument was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  Information available to the Corporation from third party analysis reports prepared by investment valuation consultants and from the pooled instrument trustee indicate that approximately $119.5 million of additional pool defaults would be necessary to cause a condition under which the Corporation would not receive all amounts due under the instrument, including collection of accumulated interest.  This security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.859 million.  In connection with the early adoption of FSP No. FAS 115-2 and FAS 124-2, based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation has concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008 or as of March 31, 2009.  Washington Trust reclassified this noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.281 million after taxes ($1.859 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by the amount of the cumulative effect adjustment before taxes.

The following is supplemental information concerning common and perpetual preferred stock investment securities:

	At March 31, 2009
	Amortized	Unrealized		Fair
(Dollars in thousands)	Cost (a)	Gains	Losses	Value
Common and perpetual preferred stocks
Common stocks	$796	$9	$–	$805
Perpetual preferred stocks:
Financials	2,974	–	(853)	2,121
Utilities	1,000	–	(213)	787
Total perpetual preferred stocks	3,974	–	(1,066)	2,908
Total common and perpetual preferred stocks	$4,770	$9	$(1,066)	$3,713

(a)	Net of other-than-temporary impairment losses recognized in earnings.

The following table summarizes other-than-temporary impairment losses on securities for the three months ended March 31, 2009:

(Dollars in thousands) Three months ended March 31, 2009	Total Other-Than-Temporary Impairment (Losses)	Portion of Loss Recognized in Other Comprehensive Income - before taxes	Net Impairment (Losses) Recognized In Earnings
Trust preferred debt securities:
Collateralized debt obligations	$(3,603)	$2,253	$(1,350)
Common and perpetual preferred stocks:
Common stock (financials)	(146)	–	(146)
Perpetual preferred stocks (financials)	(495)	–	(495)
Total	$(4,244)	$2,253	$(1,991)

Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Corporation may incur additional write-downs.

See Note 3 to the Consolidated Financial Statements for additional discussion on securities.

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock based on the level of its FHLB advances.  As of March 31, 2009 and December 31, 2008, the Corporation’s investment in FHLB stock totaled $42.0 million.  No market exists for shares of the FHLB.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Corporation currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock would be subject to the conditions imposed by the FHLB.

The FHLB did not pay a dividend for the quarter ended March 31, 2009 and has announced that dividend payments for 2009 are unlikely.  The Corporation will likely have no dividend income on its FHLB stock in 2009.  In 2008, the Corporation had dividend income of $1.3 million, $445 thousand of which was recognized in the three months ended March 31, 2008.  On April 10, 2009, the FHLB reiterated to its members that, while it currently is meeting all its regulatory capital requirements, it is focusing on preserving capital in response to ongoing market volatility including the suspension of its quarterly dividend and the extension of a moratorium on excess stock repurchases, and announced that its 2008 net loss included a charge to earnings of $381.7 million representing an other-than-temporary impairment charge on its private-label mortgage-backed securities portfolio.  The estimated fair value of private-label mortgage-backed securities owned by the FHLB at December 31, 2008 was approximately $1.6 billion less than the $4.0 billion amortized cost of the securities.  In the future, if additional unrealized losses on the FHLB’s private-label mortgage-back securities are deemed to be other-than-temporary, the associated impairment charges could put into question whether the fair value of the FHLB stock owned by the Corporation is less than par value.  The FHLB has stated that it expects and intends to hold its private-label mortgage-backed securities to maturity.  The Corporation will continue to monitor its investment in FHLB stock.

Loans
Washington Trust’s loan portfolio amounted to $1.9 billion at March 31, 2009, up $26.8 million, or 1.5%, in the first three months of 2009, primarily due to growth in the commercial loan portfolio.  Commercial loans rose by $28.0 million from the balance at December 31, 2008.

Commercial Loans
Commercial loans fall into two major categories, commercial real estate and other commercial loans (commercial and industrial).  Commercial real estate loans consist of commercial mortgages and construction and development loans.  Commercial mortgages are loans secured by income producing property.

Commercial lending represents a significant portion of the Bank’s loan portfolio.  Beginning in 2007, as deteriorating conditions in the local economy caused a decline in residential and consumer loan demand, the Bank experienced increased demand for commercial mortgage and other commercial loans in large part due to decreased lending activity by larger institutions in its lending area  As a result, the Bank sought to selectively expand its commercial lending relationships with new and existing customers while at the same time maintaining its traditional commercial lending underwriting standards.  Total commercial loans increased from 40% of total loans at December 31, 2006 to 43% at December 31, 2007, 48% at December 31, 2008 and 49% at March 31, 2009.  During the first quarter of 2009, total commercial loans increased by 3%.

With respect to commercial mortgage lending, management believes that the portfolio growth is in large part attributable to enhanced business cultivation efforts with new and existing borrowers.  The growth in the commercial portfolio was achieved while maintaining the Bank’s overall prudent commercial lending underwriting standards, interest rates and levels of interest rate risk.  With respect to other commercial loans (commercial and industrial, loans to small businesses), management believes that the portfolio growth is in large part attributable to the Bank’s success in attracting commercial borrowers from larger institutions in its regional market area of southern New England, primarily in Rhode Island.  Management believes that continued deterioration in national and regional economic conditions may cause some reduction in commercial loan demand and loan origination activity in the remaining quarters of 2009.

Management has continued to refine its underwriting standards in light of deteriorating national and regional economic conditions including such matters as market interest rates, energy prices, trends in real estate values, and employment levels.  Based on management’s assessment of these factors, underwriting standards and credit monitoring activities were enhanced from time to time in response to changes in these conditions, beginning in the latter part of 2007 and continuing to the current period.  Examples of such revisions and monitoring activities include clarification of debt service ratio calculations, modifications to loan to value standards for real estate collateral, formalized watch list criteria, and enhancements to monitoring of commercial construction loans.  Management expects to continue to evaluate underwriting standards in response to continuing changes in national and regional economic conditions.

Commercial Real Estate Loans
Commercial real estate loans amounted to $462.0 million at March 31, 2009, up by $4.5 million, 1%, from December 31, 2008.

The following table presents a geographic summary of commercial real estate loans by property location.

(Dollars in thousands)	March 31, 2009
	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$409,692	88.7%
New York, New Jersey, Pennsylvania	37,230	8.1%
New Hampshire, Maine	13,394	2.9%
Other	1,716	0.3%
Total	$462,032	100.0%

Other Commercial Loans
Other commercial loans amounted to $446.3 million at March 31, 2009, up by $23.4 million, or 6%, from the balance at the end of 2008.  Other commercial loans are largely collateralized and in many cases the collateral consists of real estate occupied by the business as well as other business assets.  Growth in this category in the first quarter of 2009 was primarily attributable to originations in our general market area of southern New England.

Residential Real Estate Loans
Residential real estate loans decreased by $4.9 million, or 1%, from the balance at December 31, 2008.  Washington Trust experienced strong residential mortgage refinancing and mortgage sales activity in the first three months of 2009.  In addition, during the first quarter of 2009, $1.1 million of loans were purchased from other financial institutions.  Washington Trust originates residential mortgage loans within our general market area of southern New England for portfolio and for sale in the secondary market.  The majority of loans sold are sold with servicing released.  From time to time Washington Trust purchases one to four family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	March 31, 2009
	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$568,034	89.2%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	26,057	4.1%
Ohio, Michigan	18,037	2.8%
California, Washington, Oregon	12,655	2.0%
Colorado, Texas, New Mexico, Utah	6,681	1.0%
Georgia	2,534	0.4%
New Hampshire, Vermont	2,036	0.3%
Other	1,103	0.2%
Total	$637,137	100.0%

Consumer Loans
Consumer loans increased by $3.7 million, or 1%, in the first quarter of 2009, primarily due to increases in home equity lines. Our consumer portfolio is predominantly home equity lines and home equity loans.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)		March 31,	December 31,
		2009	2008
Commercial mortgages	90 days or more past due	$4,269	$1,826
	Less than 90 days past due	115	116

Commercial construction and development	90 days or more past due	–	–
	Less than 90 days past due	–	–

Other commercial	90 days or more past due	4,453	3,408
	Less than 90 days past due	1,980	437

Residential real estate mortgages	90 days or more past due	3,575	973
	Less than 90 days past due	482	781

Consumer	90 days or more past due	7	77
	Less than 90 days past due	557	159
Nonaccrual loans	90 days or more past due	12,304	6,284
	Less than 90 days past due	3,134	1,493
Total nonaccrual loans		15,438	7,777
Nonaccrual investment securities		1,928	633
Property acquired through foreclosure or repossession, net		170	392
Total nonperforming assets		$17,536	$8,802
Nonaccrual loans as a percentage of total loans		0.83%	0.42%
Nonperforming assets as a percentage of total assets		0.60%	0.30%
Allowance for loan losses to nonaccrual loans		158.69%	305.07%
Allowance for loan losses to total loans		1.31%	1.29%

Nonaccrual investment securities at March 31, 2009 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”

Total nonaccrual loans increased from $7.8 million at December 31, 2008 to $15.4 million at March 31, 2009.  The increase in nonaccrual loans primarily consists of a commercial mortgage relationship secured by a hotel with a carrying value of $3.1 million at March 31, 2009, three relationships included in other commercial loans totaling $2.4 million, and three residential mortgages totaling $2.2 million.  The declining credit quality trend is primarily related to a general weakening in national and regional economic conditions.  This trend may continue throughout 2009 if economic conditions do not improve.

There were no accruing loans 90 days or more past due at March 31, 2009 or December 31, 2008.

The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2009	2008
Accruing troubled debt restructured loans:
Other commercial loans	$59	$–
Residential real estate loans	262	263
Consumer loans	479	607
Accruing troubled debt restructured loans	800	870
Nonaccrual troubled debt restructured loans:
Other commercial loans	86	–
Consumer loans	7	–
Nonaccrual troubled debt restructured loans	93	–
Total trouble debt restructured loans	$893	$870

Impaired loans consist of all nonaccrual commercial loans and loans restructured in a troubled debt restructuring.  At March 31, 2009, the recorded investment in impaired loans was $11.7 million, which had a related loan loss allowance of $1.7 million.  At December 31, 2008, the recorded investment in impaired loans was $6.7 million, which had a related loan loss allowance of $638 thousand.  During the three months ended March 31, 2009 and 2008, interest income recognized on impaired loans amounted to approximately $84 thousand and $100 thousand, respectively.

The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
	March 31, 2009		December 31, 2008
	Amount	% (1)	Amount	% (1)
Loans 30 – 59 days past due:
Commercial real estate loans	$2,027		$3,466
Other commercial loans	3,537		2,024
Residential real estate loans	3,000		3,113
Consumer loans	419		76
Loans 30 – 59 days past due	$8,983		$8,679
Loans 60 – 89 days past due:
Commercial real estate loans	$194		$6
Other commercial loans	461		785
Residential real estate loans	165		1,452
Consumer loans	–		401
Loans 60 – 89 days past due	$820		$2,644
Loans 90 days or more past due:
Commercial real estate loans	$4,269		$1,826
Other commercial loans	4,453		3,408
Residential real estate loans	3,575		973
Consumer loans	7		77
Loans 90 days or more past due	$12,304		$6,284
Total past due loans:
Commercial real estate loans	$6,490	1.40%	$5,298	1.16%
Other commercial loans	8,451	1.89%	6,217	1.47%
Residential real estate loans	6,740	1.06%	5,538	0.86%
Consumer loans	426	0.13%	554	0.17%
Total past due loans	$22,107	1.18%	$17,607	0.96%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

Total 30 day+ delinquencies amounted to $22.1 million, or 1.18% of total loans, at March 31, 2009, up $4.5 million in the first three months of 2009, with the largest increases in the commercial categories.  The increase in total 30 day+ delinquencies is generally attributable to weakened economic conditions.

Commercial loan delinquencies amounted to $14.9 million, or 1.64% of total commercial loans, at March 31, 2009.  The largest single delinquent commercial loan relationship amounted to $3.1 million, secured by a hotel.  This loan was classified in commercial real estate and was included in nonaccrual loans as of March 31, 2009.

Residential mortgage loan delinquencies amounted to $6.7 million, or 1.06% of residential mortgage loans, at March 31, 2009, an increase of $1.2 million in the first quarter of 2009.  Consumer loan delinquencies were $426 thousand, or 0.13% of total consumer loans, at March 31, 2009, compared to $554 thousand, or 0.17%, at the end of 2008.  Total 90 day+ delinquencies in the residential mortgage and consumer loan categories amounted to $3.6 million (9 loans) and $7 thousand (2 loans), respectively, at March 31, 2009.  Washington Trust has never offered a subprime residential loan program.

The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2009, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the disclosure of nonaccrual or restructured loans above.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $5.2 million in potential problem loans at March 31, 2009, down from $9.3 million at December 31, 2008, due to certain classified loans moving into nonaccrual status.  Approximately 83% of the potential problem loans at March 31, 2009 consisted of 4 commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  The Corporation’s loan policy provides guidelines for the review and monitoring of such loans in order to facilitate collection.

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Application of Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The allowance for loan losses is management’s best estimate of the probable loan losses incurred inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review a financial institution’s allowance for loan losses and carrying amount of other real estate owned.  Such agencies may require the financial institution to recognize additions to the allowances for loan losses based on their judgments about information available to them at the time of their examination.

At March 31, 2009, the allowance for loan losses was $24.5 million, or 1.31% of total loans, which compares to an allowance of $23.7 million, or 1.29% of total loans at December 31, 2008.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.

The loan loss provision charged to earnings amounted to $1.7 million for the first quarter of 2009, compared to $1.850 million for the fourth quarter of 2008 and $450 thousand for the first quarter of 2008.  The provision for loan losses was based on management’s assessment of economic and credit conditions as well as growth in the loan portfolio.  Net charge-offs amounted to $927 thousand in the first quarter of 2009, as compared to net charge-offs of $756 thousand in the fourth quarter of 2008 and $3 thousand in the first quarter of 2008.  Commercial loan net charge-offs amounted to $810 thousand, or 87% of total net charge-offs, for the first quarter of 2009.

We believe that the declining credit quality trend is primarily related to a general weakening in national and regional economic conditions and that this trend may continue throughout 2009.  Management believes that the level of allowance for loan losses at March 31, 2009 is appropriate.  Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

Sources of Funds
Our principal sources of funding are deposits and borrowings.  In general, deposits are a lower cost source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings.

Deposits
Deposits totaled $1.9 billion at March 31, 2009, up by $93.5 million, or 5%, from the balance at December 31, 2008.  Excluding out-of-market brokered certificates of deposit, in-market deposits grew by $11.9 million, or 7%, from the balance at the end of 2008.  Deposit growth in the first quarter of 2009 was largely concentrated in money market and savings balances.

Demand deposits amounted to $171.0 million at March 31, 2009, down by $1.8 million, or 1%, from December 31, 2008.

NOW account balances increased by $8.6 million, or 5%, in the first three months of 2009 and totaled $179.9 million at March 31, 2009.

Money market account balances amounted to $377.6 million at March 31, 2009, up by $71.7 million, or 23%, from the balance at December 31, 2008.  Included in this increase was $47.9 million in wealth management client money market deposits.  This balance represents the successful first quarter 2009 transition of balances previously held in outside money market mutual funds to fully insured and collateralized deposits.

During the first three months of 2009, savings deposits increased by $12.7 million, or 7%, and totaled $186.2 million at March 31, 2009.

Time deposits (including brokered certificates of deposit) amounted to $969.7 million at March 31, 2009, up by $2.3 million from the balance at December 31, 2008.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Washington Trust uses CDARS to place customer funds into certificates of deposit issued by other banks that are members of the CDARS network.  This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance.  We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits.  CDARS deposits are considered to be brokered deposits for banking regulatory purposes.  We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.  Excluding out of market brokered certificates of deposit, in-market time deposits grew by $27.8 million, or 4%, in the first three months of 2009.  Included in in-market time deposits at March 31, 2009 are CDARS reciprocal time deposits of $109.9 million, which were up by $23.7 million from December 31, 2008.  In addition, the Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Out of market brokered time deposits amounted to $162.5 million at March 31, 2009, down by $25.5 million, or 14%, from December 31, 2008.

Borrowings
FHLB Advances
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy.  FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLB advances decreased by $106.5 million during the three months ended March 31, 2009.

Other Borrowings
Other borrowings primarily consist of securities sold under repurchase agreements, deferred acquisition obligations, and Treasury, Tax and Loan demand note balance.  Other borrowings amounted to $20.9 million at March 31, 2009, down by $5.8 million from the balance at December 31, 2008 primarily due to a decrease in the Treasury, Tax and Loan demand note balance and the first quarter 2009 payment of deferred acquisition obligations.

See Note 6 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 63% of total average assets in the first three months of 2009.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during the first quarter of 2009.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the three months ended March 31, 2009, net cash used in financing activities amounted to $19.4 million.  A $93.5 million net increase in deposits in the quarter was offset by a $106.5 million net decrease in FHLB advances.  Net cash provided by investing activities totaled $5.3 million for the three months ended March 31, 2009.  Maturities and principal repayments of mortgage-backed securities were used in part to fund loan growth.  Also in the first quarter of 2009, the Corporation paid $2.5 million in deferred acquisition obligations.  Net cash provided by operating activities amounted to $1.1 million for the three months ended March 31, 2009.  In the first quarter of 2009, Washington Trust experienced strong residential mortgage refinancing activity and mortgage sales activity.  We originated $76.4 million in residential mortgage loans, while proceeds on sales of these loans totaled $72.8 million in the first three months of 2009.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $238.7 million at March 31, 2009, compared to $235.1 million at December 31, 2008.  As a result of the adoption of FSP No. FAS 115-2 and FAS 124-2, Washington Trust reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the fourth quarter of 2008.  This reclassification was reflected as a cumulative effect adjustment of $1.2 million after taxes ($1.9 million before taxes) that increased retained earnings and decreased accumulated other comprehensive loss.  This reclassification had a positive impact on regulatory capital and no impact on tangible equity or net income.  See additional disclosure on the adoption of FSP No. FAS 115-2 and FAS 124-2 under the caption “Securities.”

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  No shares were repurchased in the first quarter of 2009.  As of March 31, 2009, a cumulative total of 185,400 shares have been repurchased under this plan at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 8.1% at March 31, 2009, up from 7.9% at December 31, 2008.  Book value per share as of March 31, 2009 and December 31, 2008 amounted to $14.97 and $14.75, respectively.  Tangible book value per share was $10.71 at March 31, 2009, compared to $10.47 at the end of 2008.

The Corporation is subject to various regulatory capital requirements.  As of March 31, 2009, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 7 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at March 31, 2009.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (2)	$723,143	$190,015	$223,153	$201,424	$108,551
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	5,631	1,257	1,940	692	1,742
Software licensing arrangements	1,516	978	538	–	–
Treasury, tax and loan demand note	1,085	1,085	–	–	–
Other borrowed funds	19,848	31	69	19,581	167
Total contractual obligations	$784,214	$193,366	$225,700	$221,697	$143,451

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)	All FHLB advances are shown in the period corresponding to their scheduled maturity. Some FHLB advances are callable at earlier dates.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$186,001	$126,082	$43,727	$2,880	$13,312
Home equity lines	179,661	1,871	5,113	–	172,677
Other loans	20,423	19,532	721	170	–
Standby letters of credit	7,503	864	–	6,639	–
Forward loan commitments to:
Originate loans	40,764	40,764	–	–	–
Sell loans	47,961	47,961	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	16,264	–	–	12,476	3,788
Mirror swaps with counterparties	16,264	–	–	12,476	3,788
Interest rate risk management contract:
Interest rate swap	10,000	–	–	10,000	–
Total commitments	$524,841	$237,074	$49,561	$44,641	$193,565

Off-Balance Sheet Arrangements
In the normal course of business, Washington Trust engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  Such transactions are used to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates.  These financial transactions include commitments to extend credit, standby letters of credit, financial guarantees, interest rate swaps and floors, and commitments to originate and commitments to sell fixed rate mortgage loans.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

Net unrealized gains on interest rate swap contracts amounted to $60 thousand and $119 thousand for the three months ended March 31, 2009 and 2008, respectively.  Included in the first quarter 2009 amount was $8 thousand of unrealized gains attributable to an interest rate swap contract executed in April 2008 with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with variable rate junior subordinated debentures.  Under the terms of this swap, Washington Trust agreed to pay a fixed rate and receive a variable rate based on LIBOR.  At inception, this hedging transaction was deemed to be highly effective and, therefore, valuation changes for this derivative were recognized in the accumulated other comprehensive income component of shareholders’ equity.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the derivative counterparty, the hedging relationship was deemed to be not highly effective, with the result that subsequent changes in the derivative valuation are recognized in earnings.  The bankruptcy filings by the Lehman entities constituted events of default under the interest rate swap contract, entitling Washington Trust to immediately suspend performance and to terminate the transaction.  On March 31, 2009, this interest rate swap contract was reassigned to a new creditworthy counterparty, unrelated to the prior counterparty.  Unrealized gains on other interest rate swap transactions not affected by this matter amounted to $52 thousand and $119 thousand in the first three months of 2009 and 2008, respectively.

For additional information on financial instruments with off-balance sheet risk and derivative financial instruments see Note 8 to the Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2009 and December 31, 2008, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2009 and December 31, 2008.  Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2009		December 31, 2008
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-2.34%	-4.82%	-1.13%	0.30%
100 basis point rate increase	1.44%	1.99%	0.61%	-1.09%
200 basis point rate increase	3.54%	4.43%	1.98%	-1.09%

The ALCO estimates that the negative exposure of net interest income to falling rates as compared to an unchanged rate scenario results from a more rapid decline in earning asset yields compared to rates paid in deposits.  If market interest rates were to fall from their already low levels and remain lower for a sustained period, certain core savings and time deposit rates could decline more slowly and by a lesser amount than other market rates.  Asset yields would likely decline more rapidly than deposit costs as current asset holdings mature or reprice, since cash flow from mortgage-related prepayments and redemption of callable securities would increase as market rates fall.

The moderately positive exposure of net interest income to rising rates in Year 1 as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the first 12 months of the simulation horizon.  For simulation purposes, deposit rate changes are anticipated to lag other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles.

The moderately positive exposure of net interest income to rising rates in Year 2 as compared to an unchanged rate scenario is primarily attributable to a projected increase in deposit funding costs and projected shifts in retail deposit mix.  Relatively rate-sensitive money market and time deposits form a larger percentage of total deposits than other lower-cost deposit categories, such as low-rate savings accounts and transactional deposits.  The ALCO modeling process assumes that a portion of lower-cost core deposit balances would shift into higher cost deposit categories if interest rates were to increase, which reflects historical trends in past rising rate cycles.  Although asset yields would also increase in a rising interest rate environment, the cumulative impact of funding cost increases for rate-sensitive higher cost deposit categories suggests that by Year 2 of rising interest rate scenarios, the growth in the Corporation’s cost of funds could reduce the rate of improvement in net interest margin compared to Year 1 of the parallel rising rate scenarios presented above.

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2009 and December 31, 2008 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and U.S. government-sponsored enterprise securities (noncallable)	$1,779	$(3,307)
U.S. government-sponsored enterprise securities (callable)	3	(5)
States and political subdivision	4,554	(11,495)
Mortgage-backed securities issued by U.S. government agencies
and U.S. government-sponsored enterprises	3,419	(27,362)
Trust preferred debt and other corporate debt securities	277	858
Total change in market value as of March 31, 2009	$10,032	$(41,311)

Total change in market value as of December 31, 2008	$14,624	$(48,014)

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

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended March 31, 2009.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item 1A of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1
Amended and Restated 2003 Stock Incentive Plan - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32991), as filed with the Securities and Exchange Commission on April 28, 2009. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: May 7, 2009	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: May 7, 2009	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Chief Financial Officer and Secretary
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1
Amended and Restated 2003 Stock Incentive Plan - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32991), as filed with the Securities and Exchange Commission on April 28, 2009. (1)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.