Form 10-Q
period 2009-06-30
WASHINGTON TRUST BANCORP INC
filed 2009-08-04
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2009 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐Yes           ☒No

The number of shares of common stock of the registrant outstanding as of August 3, 2009 was 16,019,352.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended June 30, 2009

Page
Number

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
June 30, 2009 and December 31, 2008	3

Consolidated Statements of Income
Three and Six Months Ended June 30, 2009 and 2008	4

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2009 and 2008	5

Condensed Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	55

Item 4. Controls and Procedures	55

PART II. Other Information

Item 1. Legal Proceedings	55

Item 1A. Risk Factors and Factors Affecting Forward-Looking Statements	56

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 4. Submission of Matters to a Vote of Security Holders	56

Item 6. Exhibits	57

Signatures	58

Exhibit 10.2 Form of Change in Control Agreement

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)

CONSOLIDATED BALANCE SHEETS (unaudited)
	June 30,	December 31,
	2009	2008
Assets:
Cash and noninterest-bearing balances due from banks	$29,355	$11,644
Interest-bearing balances due from banks	17,875	41,780
Federal funds sold and securities purchased under resale agreements	–	2,942
Other short-term investments	3,031	1,824
Mortgage loans held for sale	6,139	2,543
Securities available for sale, at fair value;
amortized cost $772,283 in 2009 and $869,433 in 2008	776,435	866,219
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	947,238	880,313
Residential real estate	618,859	642,052
Consumer	325,157	316,789
Total loans	1,891,254	1,839,154
Less allowance for loan losses	26,051	23,725
Net loans	1,865,203	1,815,429
Premises and equipment, net	25,520	25,102
Accrued interest receivable	9,883	11,036
Investment in bank-owned life insurance	44,053	43,163
Goodwill	58,114	58,114
Identifiable intangible assets, net	9,536	10,152
Other assets	32,656	33,510
Total assets	$2,919,808	$2,965,466

Liabilities:
Deposits:
Demand deposits	$187,830	$172,771
NOW accounts	187,014	171,306
Money market accounts	356,726	305,879
Savings accounts	192,484	173,485
Time deposits	959,666	967,427
Total deposits	1,883,720	1,790,868
Dividends payable	3,365	3,351
Federal Home Loan Bank advances	688,431	829,626
Junior subordinated debentures	32,991	32,991
Other borrowings	22,039	26,743
Accrued expenses and other liabilities	46,969	46,776
Total liabilities	2,677,515	2,730,355

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,023,009 shares in 2009 and 16,018,868 shares in 2008	1,001	1,001
Paid-in capital	81,831	82,095
Retained earnings	165,591	164,679
Accumulated other comprehensive loss	(5,579)	(10,458)
Treasury stock, at cost; 21,077 shares in 2009 and 84,191 shares in 2008	(551)	(2,206)
Total shareholders’ equity	242,293	235,111
Total liabilities and shareholders’ equity	$2,919,808	$2,965,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
	CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)
		Three Months		Six Months
	Periods ended June 30,	2009	2008	2009	2008
	Interest income:
	Interest and fees on loans	$24,147	$24,406	$48,286	$49,376
Interest on securities:	Taxable	7,588	8,302	16,037	16,718
	Nontaxable	778	786	1,558	1,566
	Dividends on corporate stock and Federal Home Loan Bank stock	55	489	127	1,109
	Other interest income	9	50	26	190
	Total interest income	32,577	34,033	66,034	68,959
	Interest expense:
	Deposits	8,481	9,248	18,028	21,147
	Federal Home Loan Bank advances	7,112	7,794	14,339	15,093
	Junior subordinated debentures	479	509	958	847
	Other interest expense	244	275	489	589
	Total interest expense	16,316	17,826	33,814	37,676
	Net interest income	16,261	16,207	32,220	31,283
	Provision for loan losses	3,000	1,400	4,700	1,850
	Net interest income after provision for loan losses	13,261	14,807	27,520	29,433
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	4,402	5,321	8,524	10,663
	Mutual fund fees	993	1,445	1,908	2,786
	Financial planning, commissions and other service fees	559	884	935	1,459
	Wealth management services	5,954	7,650	11,367	14,908
	Service charges on deposit accounts	1,201	1,208	2,314	2,368
	Merchant processing fees	2,086	1,914	3,435	3,186
	Income from bank-owned life insurance	447	453	891	900
	Net gains on loan sales and commissions on loans originated for others	1,552	433	2,596	924
	Net realized gains on securities	257	1,096	314	1,909
	Net unrealized gains on interest rate swaps	341	26	401	145
	Other income	465	528	884	870
	Noninterest income, excluding other-than-temporary impairment losses	12,303	13,308	22,202	25,210
	Total other-than-temporary impairment losses on securities	–	(1,149)	(4,244)	(2,007)
	Portion of loss recognized in other comprehensive income (before taxes)	–	–	2,253	–
	Net impairment losses recognized in earnings	–	(1,149)	(1,991)	(2,007)
	Total noninterest income	12,303	12,159	20,211	23,203
	Noninterest expense:
	Salaries and employee benefits	10,359	10,411	20,834	20,754
	Net occupancy	1,122	1,064	2,348	2,202
	Equipment	1,036	977	2,011	1,921
	Merchant processing costs	1,780	1,598	2,923	2,666
	Outsourced services	568	742	1,354	1,378
	Legal, audit and professional fees	664	430	1,339	973
	FDIC deposit insurance costs	2,143	251	2,794	507
	Advertising and promotion	491	467	792	853
	Amortization of intangibles	308	326	616	652
	Other expenses	1,858	1,788	3,708	3,290
	Total noninterest expense	20,329	18,054	38,719	35,196
	Income before income taxes	5,235	8,912	9,012	17,440
	Income tax expense	1,470	2,817	2,577	5,529
	Net income	$3,765	$6,095	$6,435	$11,911
	Weighted average shares outstanding – basic	15,983.6	13,381.1	15,963.2	13,369.6
	Weighted average shares outstanding – diluted	16,037.4	13,567.0	16,009.1	13,550.9
Per share information:	Basic earnings per share	$0.24	$0.45	$0.40	$0.89
	Diluted earnings per share	$0.23	$0.45	$0.40	$0.88
	Cash dividends declared per share	$0.21	$0.21	$0.42	$0.41

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)
	Six months ended June 30,	2009	2008
	Cash flows from operating activities:
	Net income	$6,435	$11,911
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	4,700	1,850
	Depreciation of premises and equipment	1,575	1,505
	Net amortization of premium and discount	229	520
	Net amortization of intangibles	616	652
	Share-based compensation	398	186
	Earnings from bank-owned life insurance	(891)	(900)
	Net gains on loan sales and commissions on loans originated for others	(2,596)	(924)
	Net realized gains on securities	(314)	(1,909)
	Net impairment losses recognized in earnings	1,991	2,007
	Net unrealized gains on interest rate swap contracts	(401)	(145)
	Proceeds from sales of loans	167,015	35,406
	Loans originated for sale	(167,604)	(35,563)
	Decrease in accrued interest receivable, excluding purchased interest	1,169	990
	Decrease (increase) in other assets	(2,685)	(682)
	Increase (decrease) in accrued expenses and other liabilities	617	(3,980)
	Other, net	–	(9)
	Net cash provided by operating activities	10,254	10,915
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	–	(170,332)
	Other investment securities available for sale	(204)	(1,025)
Proceeds from sale of:	Mortgage-backed securities available for sale	–	61,237
	Other investment securities available for sale	1,604	–
Maturities and principal payments of:	Mortgage-backed securities available for sale	88,564	50,125
	Other investment securities available for sale	7,000	7,012
	Purchase of Federal Home Loan Bank stock	–	(10,283)
	Net increase in loans	(50,615)	(108,041)
	Proceeds from sale of portfolio loans	–	18,047
	Purchases of loans, including purchased interest	(4,154)	(42,086)
	Proceeds from the sale of property acquired through foreclosure or repossession	367	–
	Purchases of premises and equipment	(1,993)	(1,255)
	Equity investment in capital trusts	–	(310)
	Payment of deferred acquisition obligation	(2,509)	(8,065)
	Net cash provided by (used in) investing activities	38,060	(204,976)
	Cash flows from financing activities:
	Net increase (decrease) in deposits	92,852	(36,663)
	Net (decrease) increase in other borrowings	(2,195)	1,989
	Proceeds from Federal Home Loan Bank advances	224,170	705,421
	Repayment of Federal Home Loan Bank advances	(365,359)	(476,531)
	Issuance of treasury stock, including deferred compensation plan activity	19	43
	Net proceeds from the issuance of common stock under dividend reinvestment plan	555	295
	Net proceeds from the exercise of stock options and issuance of other
	compensation-related equity instruments	117	112
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	303	192
	Proceeds from the issuance of junior subordinated debentures	–	10,016
	Cash dividends paid	(6,705)	(5,355)
	Net cash (used in) provided by financing activities	(56,243)	199,519
	Net (decrease) increase in cash and cash equivalents	(7,929)	5,458
	Cash and cash equivalents at beginning of period	58,190	41,112
	Cash and cash equivalents at end of period	$50,261	$46,570
Noncash Investing and Financing Activities:	Loans charged off	$2,509	$326
	Net transfer from loans to other real estate owned	236	–
	Securities proceeds due from broker	–	3,084
	Reclassification of other-than-temporary impairment
	charge effective January 1, 2009 (see Note 4)	1,859	–
Supplemental Disclosures:	Interest payments	33,588	36,687
	Income tax payments	5,168	6,868
The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned and registered bank holding company that has elected financial holding company status.  The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank founded in 1800.  Through its subsidiaries, the Bancorp offers a complete product line of financial services including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, Massachusetts and southeastern Connecticut, ATMs, and its Internet web site (www.washtrust.com).

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of June 30, 2009 and December 31, 2008, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.  The Corporation has evaluated subsequent events through the filing date of this quarterly report.

(2) Recently Issued Accounting Pronouncements
Effective January 1, 2009, Washington Trust adopted FASB Staff Position No. Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“FSP No. EITF No. 03-6-1-2”).  FSP No. EITF No. 03-6-1 required unvested share-based payments that contain nonforfeitable rights and dividends or dividend equivalents to be treated as participating securities and be included in the calculation of Earnings Per Share (“EPS”) pursuant to the two-class method.  The adoption of FSP No. EITF No. 03-6-1 did not have a material impact on the Corporation’s financial position or results of operations.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, SFAS No. 165 set forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim and annual financial periods ending after June 15, 2009.  The adoption of SFAS No. 165 did not have a material impact on the Corporation’s financial position or results of operations.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” (“SFAS No. 166”).  The FASB issued SFAS No. 166 to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets.  The FASB undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“SFAS No. 140”), that are not consistent with the original intent and key requirements of SFAS No. 140 and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors.  SFAS No. 166 must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  SFAS No. 166 must be applied to transfers occurring on or after the effective date.  Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes.  Therefore, formerly qualifying special-purpose entities (as defined under previous accounting standards) should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance.  If the evaluation on the effective date results in consolidation, the reporting entity should apply the transition guidance provided in the pronouncement that requires consolidation.  Additionally, the disclosure provisions of SFAS No. 166 should be applied to transfers that occurred both before and after the effective date of SFAS No. 166.  The Corporation is currently evaluating the impact the adoption of SFAS No. 166 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  The FASB issued SFAS No. 167 to improve financial reporting by enterprises involved with variable interest entities. The FASB undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities” (“FIN 46-R”), as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FIN 46(R) do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity.  SFAS No. 167 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter.  Earlier application is prohibited.  The Corporation is currently evaluating the impact the adoption of SFAS No. 167 will have on its consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  The FASB Accounting Standards CodificationTM (“Codification”) will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of SFAS No. 168, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative.  SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The FASB believes that the issuance of SFAS No. 168 will not change GAAP.

(3) Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in Federal Home Loan Bank of Boston ("FHLB") stock based on the level of its FHLB advances.  As of June 30, 2009 and December 31, 2008, the Corporation’s investment in FHLB stock totaled $42.0 million.  At June 30, 2009, the Corporation’s investment in FHLB stock exceeded its required investment by $6 million.  No market exists for shares of the FHLB.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Corporation currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock is subject to the conditions imposed by the FHLB.  On April 10, 2009, the FHLB reiterated to its members that it is focusing on preserving capital in response to ongoing market volatility including the suspension of its quarterly dividend and the extension of a moratorium on excess stock repurchases.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

On May 20, 2009, the FHLB filed its Form 10-Q with the SEC, for the three months ended March 31, 2009.  The FHLB reported a net loss of $83.4 million for its first quarter 2009. Additionally, it reported a decrease in total capital of $838.0 million and an increase in capital stock of $19.8 million during the three months ended March 31, 2009.  Despite these negative trends, the FHLB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency.  The FHLB has the capacity to issue additional debt if necessary to raise cash.  If needed, the FHLB also has the ability to secure funding available to government-sponsored entities ("GSEs") through the U.S. Treasury.  Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLB stock as of June 30, 2009.  Further deterioration of the FHLB’s capital levels may require the Corporation to deem its restricted investment in FHLB stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLB stock would reflect fair value using either observable or unobservable inputs.

(4) Securities
Securities are summarized as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
June 30, 2009	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$51,545	$3,817	$ −	$55,362
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored agencies	586,196	18,116	(956)	603,356
States and political subdivisions	80,669	976	(554)	81,091
Trust preferred securities:
Individual name issuers	30,544	−	(13,640)	16,904
Collateralized debt obligations	6,142	−	(4,261)	1,881
Corporate bonds	13,174	1,223	−	14,397
Common stocks	659	−	(40)	619
Perpetual preferred stocks	3,354	−	(529)	2,825
Total securities available for sale	$772,283	$24,132	$(19,980)	$776,435

(1)
 Net of other-than-temporary impairment write-downs recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009 in accordance with the adoption of FASB Staff Position Nos. FAS 115-2 and FAS 124-2.

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale with a fair value of $639.9 million and $712.8 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at June 30, 2009 and December 31, 2008, respectively.  In addition, securities available for sale with a fair value of $21.8 million and $16.1 million were pledged for potential use at the Federal Reserve Bank discount window at June 30, 2009 and December 31, 2008, respectively.  There were no borrowings from the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $8.2 million and $9.0 million were designated in rabbi trusts for nonqualified retirement plans at June 30, 2009 and December 31, 2008, respectively.  In addition, securities available for sale with a fair value of $1.5 million and $569 thousand were pledged as collateral to secure certain interest rate swap agreements at June 30, 2009 and December 31, 2008, respectively.

Washington Trust elected to early adopt the provisions of FASB Staff Position Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP Nos. FAS 115-2 and FAS 124-2”).  FSP Nos. FAS 115-2 and FAS 124-2 applied to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.  For those debt securities for which the fair value of the security is less than its amortized cost, the Corporation does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any current period credit losses, FSP Nos. FAS 115-2 and FAS 124-2 requires that the credit-related portion of other-than-temporary impairment losses be recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes.  As a result of the adoption of FSP Nos. FAS 115-2 and FAS 124-2 and as more fully described below, in the first quarter of 2009 a $1.350 million credit-related impairment loss was recognized in earnings and a $2.3 million noncredit-related impairment loss was recognized in other comprehensive income for a pooled trust preferred debt security not expected to be sold.  Also in accordance with FSP Nos. FAS 115-2 and FAS 124-2, Washington Trust reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the fourth quarter of 2008.  This reclassification was reflected as a cumulative effect adjustment of $1.2 million after taxes ($1.9 million before taxes) that increased retained earnings and decreased accumulated other comprehensive loss.  The amortized cost basis of this debt security for which an other-than-temporary impairment loss was recognized in the fourth quarter of 2008 was adjusted by the amount of the cumulative effect adjustment before taxes.

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2009	2008	2009	2008
Trust preferred debt securities:
Collateralized debt obligations	$–	$–	$(1,350)	$–
Common and perpetual preferred stocks:
Common stock (financials)	–	–	(146)	–
Fannie Mae and Freddie Mac perpetual preferred stocks	–	(430)	–	(430)
Other perpetual preferred stocks (financials)	–	(719)	(495)	(1,577)
Total	$–	$(1,149)	$(1,991)	$(2,007)

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at June 30, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)	Three	Six
	Months	Months
Periods ended June 30,	2009	2009
Balance at beginning of period	$–	$–
Credit-related impairment loss on debt securities for which an
other-than-temporary impairment was not previously recognized	–	1,350
Balance at end of period	$–	$1,350

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2009, a $1.350 million credit-related impairment loss was recognized in earnings for a pooled trust preferred debt security not intended or expected to be sold prior to the recovery of its amortized cost basis.  In accordance with FSP Nos. FAS 115-2 and FAS 124-2, the anticipated cash flows expected to be collected from this debt security were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for the security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.  All cash flow estimates were based on the underlying security’s tranche structure and contractual rate and maturity terms.  The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche.  This ratio was then multiplied by the principal balance of Washington Trust’s holding to determine the credit-related impairment loss.

The following table summarizes temporarily impaired securities as of June 30, 2009, segregated by length of time the securities have been in a continuous unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At June 30, 2009	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government agencies and U.S. government-sponsored enterprises	5	$1,253	$7	25	$46,967	$949	30	$48,220	$956
States and
political subdivisions	10	9,287	89	14	12,028	465	24	21,315	554
Trust preferred securities:
Individual name issuers	–	–	–	11	16,904	13,640	11	16,904	13,640
Collateralized debt obligations	–	–	–	2	1,881	4,261	2	1,881	4,261
Subtotal, debt securities	15	10,540	96	52	77,780	19,315	67	88,320	19,411
Common stocks	1	619	40	–	–	–	1	619	40
Perpetual preferred stocks	2	570	180	4	2,255	349	6	2,825	529
Subtotal, equity securities	3	1,189	220	4	2,255	349	7	3,444	569
Total temporarily
impaired securities	18	$11,729	$316	56	$80,035	$19,664	74	$91,764	$19,980

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
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

Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
The unrealized losses on mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises amounted to $1.0 million at June 30, 2009 and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises.  Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Debt securities issued by states and political subdivisions:
The unrealized losses on debt securities issued by states and political subdivisions amounted to $554 thousand at June 30, 2009.  The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase.  Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Trust preferred debt securities of individual name issuers:
Included in debt securities in an unrealized loss position at June 30, 2009 were 11 trust preferred security holdings issued by seven individual name companies (reflecting, where applicable, the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $13.6 million at June 30, 2009.  Management believes the decline in fair value of these trust preferred securities primarily reflected increased investor concerns about recent and potential future losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to decline.  All individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected.  As of June 30, 2009, trust preferred debt securities with a carrying value of $6.2 million and unrealized losses of $5.6 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this quarterly report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this quarterly report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Trust preferred debt securities in the form of collateralized debt obligations:
At June 30, 2009, Washington Trust had two pooled trust preferred holdings in the form of collateralized debt obligations with unrealized losses of $4.3 million.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both of these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect increased investor concerns about recent and potential future losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to decline.

During the quarter ended March 31, 2009, an adverse change occurred in the expected cash flows for one of the trust preferred collateralized debt obligation securities indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument and will not recover the entire cost basis of this security.  As previously described, the Corporation early adopted FSP Nos. FAS 115-2 and FAS 124-2 for the quarter ended March 31, 2009, and recognized a $1.350 million credit-related impairment loss in earnings for this trust preferred collateralized debt security, with a commensurate adjustment to reduce the amortized cost of this security.  This security was downgraded to a below investment grade rating of “Caa3” by Moody’s Investors Service Inc. (“Moody’s”) on March 27, 2009.  This credit rating was considered by management in its assessment of the impairment status of this security and is classified as nonaccrual. This security was current with respect to its quarterly debt service (interest) payments as of the most recent quarterly payment date of July 15, 2009.

During the fourth quarter of 2008, the Corporation’s other trust preferred collateralized debt obligation security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.859 million.  Based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation expects to receive all contractual amounts due under the instrument and expects to recover the entire cost basis of the security.  Based on this assessment and in connection with the early adoption of FSP Nos. FAS 115-2 and FAS 124-2, the Corporation concluded that there was no credit-related loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified this noncredit-related

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

Based on cash flow forecasts for these securities, management expects to recover the remaining amortized cost of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider the unrealized losses on these investments to be other-than-temporary at June 30, 2009.

Perpetual preferred stocks:
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

As of June 30, 2009, the Corporation had 6 perpetual preferred stock holdings of financial and utility companies with a total fair value of $2.8 million and unrealized losses of $529 thousand, or 16% of their aggregate cost.  Causes of conditions whereby the fair value of equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers.  The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor.  Based on its assessment of these market conditions, management believes that the decline in fair value of its perpetual preferred equity securities was not a function of the financial condition and operating outlook of the issuers but, rather, reflected increased investor concerns about recent losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in greater volatility in market prices for perpetual preferred stocks in this market sector.  Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that analysis, management expects to recover the entire cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis. Therefore, management does not consider these perpetual preferred equity securities to be other-than-temporarily impaired at June 30, 2009.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$439,182	23%	$407,904	22%
Construction and development (2)	64,504	3%	49,599	3%
Other (3)	443,552	24%	422,810	23%
Total commercial	947,238	50%	880,313	48%

Residential real estate:
Mortgages (4)	606,324	32%	626,663	34%
Homeowner construction	12,535	1%	15,389	1%
Total residential real estate	618,859	33%	642,052	35%

Consumer:
Home equity lines	195,612	10%	170,662	9%
Home equity loans	70,806	4%	89,297	5%
Other	58,739	3%	56,830	3%
Total consumer	325,157	17%	316,789	17%
Total loans (5)	$1,891,254	100%	$1,839,154	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property.  $112.2 million of these loans at June 30, 2009 were pledged as collateral for Federal Home Loan Bank borrowings (See Note 7).

(2)	Loans for construction of residential and commercial properties and for land development.
(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.  $14.4 million of these loans at June 30, 2009 were pledged as collateral for Federal Home Loan Bank borrowings (See Note 7).

(4)	A substantial portion of these loans was pledged as collateral for Federal Home Loan Bank borrowings (See Note 7).
(5)
Net of unamortized loan origination costs, net of fees, totaling $15 thousand at June 30, 2009 and net of unamortized loan origination fees, net of costs $2 thousand at December 31, 2008.  Also includes $213 thousand and $259 thousand of net discounts on purchased loans at both June 30, 2009 and December 31, 2008, respectively.

Nonaccrual Loans
Nonaccrual loans totaled $22.7 million at June 30, 2009, compared to $7.8 million at December 31, 2008. This reflects an $11.2 million increase in nonaccrual commercial loans and a $3.4 million increase in nonaccrual residential mortgages.

(6) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2009	2008	2009	2008
Balance at beginning of period	$24,498	$20,724	$23,725	$20,277
Provision charged to expense	3,000	1,400	4,700	1,850
Recoveries of loans previously charged off	36	58	135	162
Loans charged off	(1,483)	(219)	(2,509)	(326)
Balance at end of period	$26,051	$21,963	$26,051	$21,963

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLB are summarized as follows:

(Dollars in thousands)	June 30,	December 31,
	2009	2008
FHLB advances	$688,431	$829,626

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at June 30, 2009.  Under an agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government or agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at June 30, 2009.  Included in the collateral were securities available for sale with a fair value of $431.6 million and $512.3 million that were specifically pledged to secure FHLB borrowings at June 30, 2009 and December 31, 2008, respectively.  Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	June 30,	December 31,
	2009	2008
Treasury, Tax and Loan demand note balance	$2,199	$4,382
Deferred acquisition obligations	–	2,506
Securities sold under repurchase agreements	19,500	19,500
Other	340	355
Other borrowings	$22,039	$26,743

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

(8) Shareholders’ Equity
Stock Repurchase Plan:
The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares of the Corporation’s common stock in open market transactions.  There were no shares repurchased under the Corporation’s 2006 Stock Repurchase Plan during the six months ended June 30, 2009.  As of June 30, 2009, a cumulative total of 185,400 shares have been repurchased at a total cost of $4.8 million.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Capital Requirements:

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at June 30, 2009 and December 31, 2008, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$239,567	12.23%	$156,715	8.00%	$195,894	10.00%
Bank	$237,531	12.14%	$156,571	8.00%	$195,713	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$215,057	10.98%	$78,358	4.00%	$117,536	6.00%
Bank	$213,043	10.89%	$78,285	4.00%	$117,428	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$215,057	7.53%	$114,294	4.00%	$142,868	5.00%
Bank	$213,043	7.46%	$114,190	4.00%	$142,738	5.00%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):	$235,728	12.54%	$150,339	8.00%	$187,923	10.00%
Corporation	$237,023	12.62%	$150,201	8.00%	$187,751	10.00%
Bank
Tier 1 Capital (to Risk-Weighted Assets):	$212,231	11.29%	$75,169	4.00%	$112,754	6.00%
Corporation	$213,547	11.37%	$75,101	4.00%	$112,651	6.00%
Bank
Tier 1 Capital (to Average Assets): (1)	$212,231	7.53%	$112,799	4.00%	$140,999	5.00%
Corporation	$213,547	7.58%	$112,724	4.00%	$140,905	5.00%
Bank

(1)	Leverage ratio

The Corporation’s capital ratios at June 30, 2009 place the Corporation in the “well-capitalized” category according to regulatory standards.

As of June 30, 2009, Bancorp has sponsored the creation of three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  In accordance with FASB Interpretation 46-R, “Consolidation of Variable Interest Entities – Revised,” these statutory trusts created by Bancorp are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of statutory trusts as debt in its financial statements.  The trust preferred securities qualify as Tier 1 capital.

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

(Dollars in thousands)	June 30, 2009	December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$196,239	$206,515
Home equity lines	179,993	178,371
Other loans	20,253	22,979
Standby letters of credit	9,090	7,679
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	19,370	25,662
Commitments to sell fixed rate mortgage loans	25,587	28,192
Customer related derivative contracts:
Interest rate swaps with customers	31,886	13,981
Mirror swaps with counterparties	31,886	13,981
Interest rate risk management contract:
Interest rate swap	10,000	10,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments up to a maximum stated amount to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At June 30, 2009 and December 31, 2008, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.1 million and $7.7 million, respectively.  At June 30, 2009 and December 31, 2008, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the six months ended June 30, 2009 and 2008 was insignificant.

At June 30, 2009, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

In April 2008, the Bancorp entered into an interest rate swap contract with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with $10 million of the variable rate junior subordinated debentures.  The interest rate swap contract has a notional amount of $10 million and matures in 2013.  At inception, the swap was intended to convert the debt from variable rate to fixed rate and qualify for cash flow hedge accounting under SFAS No. 133.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the derivative counterparty, the hedging relationship was deemed to be not highly effective. As a result, cash flow hedge accounting was discontinued prospectively and all subsequent changes in fair value of the interest rate swap were recognized directly in earnings as noninterest income.  As of the date of discontinuance in September 2008, Washington Trust had a net unrealized gain on the swap contract of $30 thousand, which was recorded in accumulated other comprehensive loss, net of taxes.  This amount was subsequently reclassified into earnings through amortization during the first quarter of 2009.  On March 31, 2009, this interest rate swap contract was reassigned to a new creditworthy counterparty, unrelated to the prior counterparty.  On May 1, 2009, this interest rate swap contract qualified for cash flow hedge accounting under SFAS No. 133 to hedge the interest rate risk associated with $10 million of the variable rate junior subordinated debentures.  Effective May 1, 2009, the effective portion of changes in fair value of the swap is recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings.  The ineffective portion of changes in fair value is recognized directly in earnings as interest expense.

The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At June 30, 2009 and December 31, 2008, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $31.9 million and $14.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and, therefore, changes in fair value are recognized in earnings.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale, best efforts forward commitments are established to sell individual mortgage loans.  Commitments to originate and commitments to sell fixed rate mortgage loans are derivative financial instruments and, therefore, changes in fair value of these commitments are recognized in earnings.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2009	Dec. 31, 2008	Balance Sheet Location	June 30, 2009	Dec. 31, 2008
Derivatives designated as cash flow hedging instruments under SFAS No. 133:
Interest rate risk management contract:
Interest rate swap				Accrued expenses
		$–	$–	& other liabilities	$376	$–
Derivatives not designated as hedging instruments under SFAS No. 133
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	31	152	Accrued expenses & other liabilities	331	18
Commitments to sell fixed rate mortgage loans	Other assets	445	18	Accrued expenses & other liabilities	96	177
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	1,309	1,413		–	–
Mirror swaps with counterparties				Accrued expenses
		–	–	& other liabilities	1,278	1,479
Interest rate risk management contract:
Interest rate swap				Accrued expenses
		–	–	& other liabilities	–	601
Total		$1,785	$1,583		$2,081	$2,275

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders' Equity for the periods indicated.

(Dollars in thousands)					Location of Gain
	Gain (Loss)				(Loss) Recognized in
	Recognized in Other				Income on Derivative	Gain (Loss)
	Comprehensive				(Ineffective Portion	Recognized in Income
	Income				and Amount	on Derivative
	(Effective Portion)				Excluded from	(Ineffective Portion)
	Three Months		Six Months		Effectiveness	Three Months		Six Months
Periods ended June 30,	2009	2008	2009	2008	Testing)	2009	2008	2009	2008
Derivatives in SFAS No. 133 cash flow hedging relationships:
Interest rate risk management contract:
Interest rate swap (1)	$(64)	$(209)	$(64)	$(209)	Interest Expense	$(24)	$ –	$(24)	$ –
Total	$(64)	$(209)	$(64)	$(209)		$(24)	$ –	$(24)	$ –

(1)
 In addition to the amounts reported in the table above, a $30 thousand gain was reclassified from accumulated other comprehensive income into net unrealized gains on interest rate swaps in the first quarter of 2009.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)		Amount of Gain (Loss)
	Location of Gain	Recognized in Income on Derivative
	(Loss) Recognized in	Three Months		Six Months
Periods ended June 30,	Income on Derivative	2009	2008	2009	2008
Derivatives not designated as hedging instruments under SFAS No. 133:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$(657)	$12	$(433)	$2
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	814	9	507	8
Customer related derivative contracts:
Interest rate swaps with customers	Net unrealized gains (losses) on interest rate swaps	8	(405)	135	(27)
Mirror swaps with counterparties	Net unrealized gains on interest rate swaps	224	431	149	172
Interest rate risk management contract:
Interest rate swap	Net unrealized gains on interest rate swaps	109	–	117	–
Total		$498	$47	$475	$155

(10) Fair Value Measurements
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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  Level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of June 30, 2009, in accordance with FSP No. FAS 157-4, the Corporation concluded that there has been a significant decrease in the volume and level of activity for its Level 3 pooled trust preferred debt securities and, therefore, quoted market prices are not indicative of fair value.  As a result, the Corporation utilized valuations from a third party valuation consultant to determine fair value.  The valuations were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The Corporation has not adjusted the values obtained from this source.

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

Derivatives
Substantially all of our derivatives are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates and, accordingly, are classified as Level 2.  Examples include interest rate swap contracts.  Our internal review procedures have confirmed that the fair values determined with independent pricing models and utilized by the Corporation are consistent with the principles of SFAS No. 157.  Any derivative for which we measure fair value using significant assumptions that are unobservable are classified as Level 3.  Level 3 derivatives include interest rate lock commitments written for our residential mortgage loans that we intend to sell.  The valuation of these items is determined by management based on internal calculations using external market inputs.

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

primarily consists of real estate and, to a lesser extent, other business assets.  For those collateral dependent loans for which the inputs used in the appraisals of the collateral are observable, such loans are categorized as Level 2.  For other collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, or use internal valuations for other business assets utilizing significant assumptions that are unobservable, and such loans are categorized as Level 3.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried on an aggregate basis at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics.  As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
June 30, 2009	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$–	$55,362	$–	$55,362
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored agencies	–	603,356	–	603,356
States and political subdivisions	–	81,091	–	81,091
Trust preferred securities:
Individual name issuers	–	16,904	–	16,904
Collateralized debt obligations	–	–	1,881	1,881
Corporate bonds	–	14,397	–	14,397
Common stocks	619	–	–	619
Perpetual preferred stocks	2,472	353	–	2,825
Derivative assets (1)	–	1,309	476	1,785
Total assets at fair value on a recurring basis	$3,091	$772,772	$2,357	$778,220
Liabilities:
Derivative liabilities (1)	$–	$1,654	$427	$2,081
Total liabilities at fair value on a recurring basis	$–	$1,654	$427	$2,081

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
December 31, 2008	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored agencies	$–	$64,377	$–	$64,377
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored agencies	–	683,619	–	683,619
States and political subdivisions	–	81,213	–	81,213
Trust preferred securities:
Individual name issuers	–	16,793	–	16,793
Collateralized debt obligations	–	–	1,940	1,940
Corporate bonds	–	13,576	–	13,576
Common stocks	992	–	–	992
Perpetual preferred stocks	3,208	501	–	3,709
Derivative assets (1)	–	1,413	170	1,583
Total assets at fair value on a recurring basis	$4,200	$861,492	$2,110	$867,802
Liabilities:
Derivative liabilities (1)	$–	$2,080	$195	$2,275
Total liabilities at fair value on a recurring basis	$–	$2,080	$195	$2,275

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers either into or out of “Level 3” as of the financial statement reporting date.  The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Three months ended:	June 30, 2009			June 30, 2008
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities)	Total	for Sale	(Liabilities)	Total
Balance at beginning of period	$1,928	$(108)	$1,820	$–	$(13)	$(13)
Gains and losses (realized and unrealized):
Included in earnings (2)	–	157	157	–	21	21
Included in other comprehensive income	(47)	–	(47)	–	–	–
Purchases, issuances and settlements (net)	–	–	–	–	–	–
Transfers in and/or out of Level 3	–	–	–	5,735	–	5,735
Balance at end of period	$1,881	$49	$1,930	$5,735	$8	$5,743

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended:	June 30, 2009			June 30, 2008
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities)	Total	for Sale	(Liabilities)	Total
Balance at beginning of period	$1,940	$(25)	$1,915	$–	$(2)	$(2)
Gains and losses (realized and unrealized):
Included in earnings (2)	(1,350)	74	(1,276)	–	10	10
Included in other comprehensive income	1,291	–	1,291	–	–	–
Purchases, issuances and settlements (net)	–	–	–	–	–	–
Transfers in and/or out of Level 3	–	–	–	5,735	–	5,735
Balance at end of period	$1,881	$49	$1,930	$5,735	$8	$5,743

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.
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

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2009.

(Dollars in thousands)	Carrying Value at June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$7,239	$3,815	$11,054
Mortgage loans held for sale	–	6,139	–	6,139
Total assets at fair value on a nonrecurring basis	$–	$13,378	$3,815	$17,193

At June 30, 2009, collateral dependent impaired loans had a carrying value of $11.1 million and related allowance for loan losses allocation of $2.2 million.

During the six months ended June 30, 2009, certain mortgage loans held for sale were written down to their fair value resulting in a valuation allowance increase of $25 thousand, which was recorded as a component of net gains on loan sales and commissions on loans originated for others  in the Corporation’s Consolidated Statements of Income.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2008.

(Dollars in thousands)	Carrying Value at June 30, 2008
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$1,630	$–	$1,630
Total assets at fair value on a nonrecurring basis	$–	$1,630	$–	$1,630

At June 30, 2008, collateral dependent impaired loans had a carrying value of $1.6 million and related allowance for loan losses allocation of $238 thousand.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Effective June 30, 2009, the Corporation adopted FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No. 28-1”).  FSP No. 107-1 and APB No. 28-1 require interim and annual disclosures made by publicly traded companies to include the fair value of its financial instruments, whether recognized or not recognized in the statement of financial position, as required by SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The following table presents the fair values of financial instruments:

	June 30, 2009
	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$50,261	$50,261
Mortgage loans held for sale	6,139	6,191
Securities available for sale	776,435	776,435
FHLB stock	42,008	42,008
Loans, net of allowance for loan losses	1,865,203	1,913,265
Accrued interest receivable	9,883	9,883
Bank-owned life insurance	44,053	44,053
Customer related interest rate swap contracts	1,309	1,309
Forward loan commitments (1)	476	476

Financial Liabilities:
Noninterest-bearing demand deposits	$187,830	$187,830
NOW accounts	187,014	187,014
Money market accounts	311,329	311,329
Trust money market accounts	45,397	45,397
Savings accounts	192,484	192,484
Time deposits	959,666	970,222
FHLB advances	688,431	721,704
Junior subordinated debentures	32,991	18,556
Securities sold under repurchase agreements	19,500	20,966
Other borrowings	2,539	2,539
Accrued interest payable	7,769	7,769
Customer related interest rate swap contracts	1,278	1,278
Interest rate risk management contract	376	376
Forward loan commitments (1)	428	428

(1) Interest rate lock commitments written for our residential mortgage loans that we intend to sell.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11) Defined Benefit Pension Plans
The following table sets forth the plans’ benefit obligations, fair value of plan assets and funded status as of June 30, 2009 and 2008.

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified				Non-Qualified
	Pension Plan				Retirement Plans
	Three months		Six months		Three months		Six months
Periods ended June 30,	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$592	$512	$1,185	$1,023	$26	$63	$53	$125
Interest cost	573	507	1,146	1,014	141	143	282	286
Expected return (loss) on plan assets	(612)	(569)	(1,225)	(1,138)	-	-	-	-
Amortization of transition asset	–	-	–	–	-	–	-	-
Amortization of prior service cost	(9)	(9)	(17)	(17)	6	15	13	31
Recognized net actuarial loss	77	4	152	7	8	55	14	109
Curtailment loss	–	–	–	–	–	–	97	–
Net periodic benefit cost	$621	$445	$1,241	$889	$181	$276	$459	$551

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $2.0 million to its qualified pension plan and $435 thousand in benefit payments to its non-qualified retirement plans in 2009.  During the six months ended June 30, 2009, $2.1 million of contributions have been made to the qualified pension plan and $168 thousand in benefit payments have been made to the non-qualified retirement plans.  The Corporation presently anticipates contributing an additional $167 thousand in benefit payments to the non-qualified retirement plans in 2009.

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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2009	2008	2009	2008	2009	2008	2009	2008
Net interest income (expense)	$17,128	$15,488	$(17)	$(5)	$(850)	$724	$16,261	$16,207
Noninterest income (expense)	5,501	3,944	5,954	7,650	848	565	12,303	12,159
Total income	22,629	19,432	5,937	7,645	(2)	1,289	28,564	28,366

Provision for loan losses	3,000	1,400	–	–	–	–	3,000	1,400
Depreciation and amortization expense	633	618	423	412	37	45	1,093	1,075
Other noninterest expenses	12,534	10,055	4,284	4,701	2,418	2,223	19,236	16,979
Total noninterest expenses	16,167	12,073	4,707	5,113	2,455	2,268	23,329	19,454
Income before income taxes	6,462	7,359	1,230	2,532	(2,457)	(979)	5,235	8,912
Income tax expense (benefit)	2,254	2,578	435	975	(1,218)	(736)	1,470	2,817
Net income (loss)	$4,208	$4,781	$795	$1,557	$(1,239)	$(243)	$3,765	$6,095

Total assets at period end	1,962,813	1,787,560	49,730	42,587	907,265	902,842	2,919,808	2,732,989
Expenditures for long-lived assets	987	758	463	106	95	73	1,545	937

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2009	2008	2009	2008	2009	2008	2009	2008
Net interest income (expense)	$33,070	$29,974	$(31)	$(14)	$(819)	$1,323	$32,220	$31,283
Noninterest income (expense)	9,339	7,288	11,367	14,908	(495)	1,007	20,211	23,203
Total income	42,409	37,262	11,336	14,894	(1,314)	2,330	52,431	54,486

Provision for loan losses	4,700	1,850	–	–	–	–	4,700	1,850
Depreciation and amortization expense	1,283	1,245	831	823	77	89	2,191	2,157
Other noninterest expenses	23,437	19,220	8,771	9,378	4,320	4,441	36,528	33,039
Total noninterest expenses	29,420	22,315	9,602	10,201	4,397	4,530	43,419	37,046
Income before income taxes	12,989	14,947	1,734	4,693	(5,711)	(2,200)	9,012	17,440
Income tax expense (benefit)	4,144	5,246	870	1,816	(2,437)	(1,533)	2,577	5,529
Net income (loss)	$8,845	$9,701	$864	$2,877	$(3,274)	$(667)	$6,435	$11,911

Total assets at period end	1,962,813	1,787,560	49,730	42,587	907,265	902,842	2,919,808	2,732,989
Expenditures for long-lived assets	1,320	1,012	524	147	149	96	1,993	1,255

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

(13) Comprehensive Income

(Dollars in thousands)

Three months ended June 30,	2009	2008
Net income	$3,765	$6,095
Unrealized holding gains (losses) on securities available for sale, net of income tax expense of $1,293 in 2009 and income tax benefit of $4,936 in 2008	2,334	(9,169)
Unrealized gains on cash flow hedge derivative instruments, net of income tax expense of $30 in 2009 and $112 in 2008	54	207
Less reclassification adjustments:
(Gains) losses on securities, net of income tax benefit of $92 in 2009 and $18 in 2008	(166)	35
Gains on derivative instruments, net of income tax expense of $6 in 2009 and $1 in 2008	11	2
Net periodic pension cost, net of income tax expense of $29 in 2009 and $23 in 2008	52	43
Total comprehensive income (loss)	$6,050	$(2,787)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Six months ended June 30,	2009	2008
Net income	$6,435	$11,911
Unrealized holding gains (losses) on securities available for sale, net of income tax expense of $3,494 in 2009 and income tax benefit of $3,908 in 2008	6,307	(7,259)
Noncredit-related losses on securities not expected to be sold, net of income tax benefit of $803 in 2009	(1,450)	–
Unrealized gains on cash flow hedge derivative instruments, net of income tax expense of $30 in 2009 and $112 in 2008	54	207
Less reclassification adjustments:
Losses on securities, net of income tax benefit of $598 in 2009 and $34 in 2008	1,079	64
(Losses) gains on derivative instruments, net of income tax benefit of $11 in 2009 and income tax expense of $1 in 2008	(19)	2
Net periodic pension cost, net of income tax expense of $58 in 2009 and $46 in 2008	104	85
Total comprehensive income	$12,510	$5,010

(14) Earnings Per Share
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

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2009	2008	2009	2008

Net income	$3,765	$6,095	$6,435	$11,911

Weighted average basic shares	15,983.6	13,381.1	15,963.2	13,369.6
Dilutive effect of:
Options	15.0	140.8	10.5	145.0
Other	38.8	45.1	35.4	36.3
Weighted average diluted shares	16,037.4	13,567.0	16,009.1	13,550.9

Earnings per share:
Basic	$0.24	$0.45	$0.40	$0.89
Diluted	$0.23	$0.45	$0.40	$0.88

Weighted average stock options outstanding, not included in common stock equivalents above because they were anti-dilutive, were 698 thousand and 293 thousand for the three months ended June 30, 2009 and 2008, respectively These amounts totaled 817 thousand and 286 thousand for the six months ended June 30, 2009 and 2008, respectively.

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

Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, as filed with the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Debt securities:
In determining whether an other-than-temporary impairment has occurred for debt securities, the Corporation compares the present value of cash flows expected to be collected from the security with the amortized cost of the security.  If the present value of expected cash flows is less than the amortized cost of the security, then the entire amortized cost of the security will not be recovered, that is, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred.

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

Our financial results are affected by interest rate volatility, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  During the latter part of 2008 and continuing into 2009, market and economic conditions have been severely impacted by deterioration in credit conditions as well as illiquidity with respect to various parts of the financial markets and elevated levels of volatility.  Concerns about future economic growth, lower consumer confidence, contraction of credit availability and lower corporate earnings continue to challenge the economy.  The rate of unemployment continued to increase, reaching its highest level in several years.  Corporate and related counterparty credit spreads widened and heightened concerns about numerous financial services companies adversely impacted the financial markets.  As a result of these unparalleled market conditions, federal government agencies initiated several intervention actions in the U.S. financial services industry.

Management believes that the downturn in the local and national economies negatively impacted the credit quality of our loans, particularly in our commercial portfolio.  We have increased the allowance for loan losses in response to this condition as well as growth in the portfolio.  In response to these conditions, the Corporation has continued to refine its loan underwriting standards and has continued to enhance its credit monitoring and collection practices.  The weakness in the financial markets as described above also contributed to declines in the values of portions of our investment securities portfolio as well as declines in wealth management assets under administration during the last twelve months.

Composition of Earnings
Net income for the second quarter of 2009 amounted to $3.8 million, or 23 cents per diluted share; compared to $6.1 million, or 45 cents per diluted share, reported for the second quarter a year earlier.  The returns on average equity and average assets for the second quarter of 2009 were 6.22% and 0.52%, respectively, compared to 12.88% and 0.92%, respectively, for the same quarter in 2008.

Net income for the six months ended June 30, 2009 amounted to $6.4 million, or 40 cents per diluted share, compared to the $11.9 million, or 88 cents per diluted share, for the same period in 2008.  The returns on average equity and average assets for the first six months of 2009 were 5.36% and 0.44%, respectively, compared to 12.55% and 0.91%, respectively, for the first six months of 2008.  Earnings in 2009 were influenced by several factors as described below.

Net interest income for the second quarter of 2009 remained essentially flat compared to the second quarter a year ago.  On a year-to-date basis, net interest income increased $937 thousand, or 3 percent, from 2008.  No quarterly dividend has been received from the FHLB in 2009.  Dividend income on the Corporation’s investment in FHLB stock totaled $344 thousand and $789 thousand for the three and six months ended June 30, 2008, respectively.

The loan loss provision charged to earnings amounted to $3.0 million and $4.7 million for the three and six months ended June 30, 2009, respectively.  Comparable amounts for the same periods in 2008 were $1.4 million and $1.85 million, respectively.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.

Revenue from wealth management services, our primary source of noninterest income, is largely dependent on the value of assets under administration.  Wealth management revenues for the three and six months ended June 30, 2009 were down by $1.7 million and $3.5 million, respectively, from the same periods in 2008.  The decline in the revenue source was primarily due to lower valuations in the financial markets in 2009, compared to the same periods in 2008.

Due to strong residential mortgage refinancing and sales activity, net gains on loan sales and commissions on loans originated for others for the second quarter and first half of 2009 increased by $1.1 million and $1.7 million from the same periods in 2008.

Results for the first half of 2009 included net impairment losses of $2.0 million charged to earnings in the first quarter of 2009 for securities deemed to be other-than-temporarily impaired.  Net impairment losses totaled $2.0 million in the first half of 2008 for securities deemed to be other-than-temporarily impaired in the first and second quarters of that year.  Also included in noninterest income in the three and six months ended June 30, 2009, were net realized gains on securities of $257 thousand and $314 thousand, respectively.  Comparable amounts for the same periods in 2008 were $1.1 million and $1.9 million, respectively.

In the second quarter of 2009, the Corporation recognized a Federal Deposit Insurance Corporation (“FDIC”) special assessment of $1.35 million ($869 thousand after tax; or 5 cents per diluted share).  FDIC deposit insurance costs totaled $2.1 million for the second quarter of 2009, up by $1.9 million from the second quarter a year earlier.  On a year-to-date basis, FDIC deposit insurance costs have increased by $2.3 million over 2008 reported amounts.  In addition to the second quarter of 2009 special FDIC assessment, the year over year increase in FDIC deposit insurance costs also reflects higher assessment rates, which are generally expected to continue in effect for the foreseeable future.

During thr first half of 2009, the Bank continued to experience firm demand for commercial loans in a large part due to decreased lending activity by larger institutions in its lending area.  As a result, the bank continued to selectively expand its commercial lending relationships with new and existing customers while at the same time maintaining its traditional commercial lending underwriting standards.  Also during the first half of 2009, the investment securities portfolio declined by approximately $90 million largely due to maturities and pay-downs on mortgage-backed securities.  Management has elected not to increase the portfolio primarily due to a lack of attractive investment opportunities in the current environment.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  The Commercial Banking segment includes commercial, commercial real estate, residential and consumer lending activities; mortgage banking, secondary market and loan servicing activities; deposit generation; merchant credit card services; cash management activities; and direct banking activities, which include the operation of ATMs, telephone and internet banking services and customer support and sales.  Wealth Management Services includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services, including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.  All other activity, such as the investment securities portfolio, wholesale funding activities and administrative units, are not related to the segments and are considered Corporate.  See Note 12 to the Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment net income for three and six months ended June 30, 2009 declined by $573 thousand and $856 thousand, respectively, from the amounts reported for the comparable 2008 periods.  Net interest income increased by approximately 10% over 2008 amounts reflecting growth in average loan balances and lower deposit costs.  Noninterest income derived from the Commercial Banking segment also increased over 2008 reported amounts largely due to increases in net gains on loan sales and commissions on loans originated for others.  The increases in net interest income and noninterest income were offset by a higher loan loss provision and an increase in Commercial Banking other noninterest expenses in 2009, as compared to 2008.  The increase in other noninterest expenses was attributable to increases in salaries and benefits and higher FDIC deposit insurance costs, including the second quarter 2009 special FDIC assessment.

The Wealth Management Services segment net income for three and six months ended June 30, 2009 fell by $762 thousand and $2.0 million, respectively, from the amounts reported for the comparable 2008 periods.  Noninterest income derived from the Wealth Management Services segment is dependent to a large extent on the value of assets under administration and is closely tied to the performance of the financial markets.  Noninterest expenses for the Wealth Management Services segment also declined in 2009, as compared to 2008, reflecting lower incentive-based compensation.

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

Net interest income for the second quarter and first half of 2009 increased by $54 thousand and $937 thousand, respectively, from the same periods a year earlier.  Included in net interest income in second quarter and first half of 2008 was dividend income on the Corporation’s investment in FHLB stock of $344 thousand and $789 thousand, respectively.  No quarterly dividend has been received from FHLB in 2009.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the second quarter and first half of 2009 increased by $46 thousand and $918 thousand, respectively, from the same periods in 2008.  The net interest margin (FTE net interest income as a percentage of average interest–earnings assets) for the second quarter and first six months of 2009 decreased by 26 basis points and 23 basis points, respectively, from the comparable 2008 periods.  The decline in the net interest margin reflects the elimination of the FHLB dividend income and margin compression, in general, on core deposit rates following the Federal Reserve’s actions to reduce short-term interest rates in late 2008 and early 2009.

Average interest-earning assets for the three and six months ended June 30, 2009 increased $265.5 million and $317.8 million, respectively, from the same periods a year earlier.  This increase was largely due to growth in the loan portfolio.  Total average loans for the three and six months ended June 30, 2009 increased $232.0 million and $246.2 million, respectively, from the same periods in 2008 largely due to growth in the commercial loan portfolio.  The yield on total loans for the second quarter and first half of 2009 decreased by 81 basis points and 91 basis points, respectively, from the comparable 2008 periods, reflecting declines in short-term interest rates.  Total average securities for the three and six months ended June 30, 2009 increased by $29.7 million and $62.9 million, respectively, from the same periods last year due largely to purchases of mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises during a period of substantial spread widening for these and many other classes of investment securities.  The FTE rate of return on securities for the second quarter and first six months of 2009 decreased by 61 basis points and 60 basis points, respectively, from the same periods in 2008.  The decrease in the total yield on securities reflects lower yields on variable rate securities tied to short-term interest rates.

For the three and six months ended June 30, 2009, average interest-bearing liabilities increased by $206.6 million and $257.8 million, respectively, from the amounts reported for the same periods in 2008 primarily due to growth in deposits.  A significant portion of growth in average deposit balances was concentrated in time deposits.  The average balance of time deposits for the second quarter and first half of 2009 increased by $182.7 million and $171.1 million, respectively, while the average rate paid on time deposits decreased by 82 basis points and 95 basis points, respectively, from the same periods in 2008.  Time deposits include out-of-market brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources.  Average out-of-market brokered certificates of deposit for the three and six months ended June 30, 2009 increased by $36.2 million and $38.9 million, respectively, from the same periods in 2008.  The average rate paid on out-of-market brokered certificates of deposit for the three and six months ended June 30, 2009 decreased by 29 basis points and 28 basis points, respectively, from the comparable periods in 2008.  The average balance of money market accounts for the three and six months ended June 30, 2009 increased by $61.5 million and $49.4 million, respectively, while the average rate paid on such accounts decreased 81 basis points and 121 basis points, respectively, from the same periods a year earlier.  The increase in money market account balances includes the successful first quarter 2009 transition of wealth management client money market deposits previously held in outside money market funds to fully insured and collateralized deposits.  The growth in deposits enabled the Corporation to reduce its level of FHLB advances in the second quarter of 2009.  The average balance of FHLB advances for the three months ended June 30, 2009 decreased by $61.6 million and the average rate paid on such advances decreased 4 basis points from the same period a year earlier.  For the first half of 2009, the average balance of FHLB advances increased by $17.5 million and the average rate paid on such advances decreased by 30 basis points, from the same period last year.

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

Three months ended June 30,	2009			2008
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$637,633	$8,550	5.38%	$598,274	$8,257	5.55%
Residential real estate loans, including
mortgage loans held for sale	916,329	12,270	5.37%	749,468	12,135	6.51%
Consumer loans	323,629	3,378	4.19%	297,802	4,059	5.48%
Total loans	1,877,591	24,198	5.17%	1,645,544	24,451	5.98%
Cash, federal funds sold
and other short-term investments	12,459	9	0.27%	12,214	50	1.64%
FHLB stock	42,008	–	–%	38,475	344	3.59%

Taxable debt securities	723,199	7,588	4.21%	687,461	8,302	4.86%
Nontaxable debt securities	80,672	1,166	5.80%	81,649	1,152	5.67%
Corporate stocks	5,600	75	5.40%	10,694	201	7.57%
Total securities	809,471	8,829	4.37%	779,804	9,655	4.98%
Total interest-earning assets	2,741,529	33,036	4.83%	2,476,037	34,500	5.60%
Non interest-earning assets	182,473			165,806
Total assets	$2,924,002			$2,641,843
Liabilities and Shareholders’ Equity:
NOW accounts	$180,969	$78	0.17%	$167,755	$81	0.19%
Money market accounts	376,559	917	0.98%	315,075	1,399	1.79%
Savings accounts	188,208	123	0.26%	174,897	218	0.50%
Time deposits	965,492	7,363	3.06%	782,825	7,550	3.88%
FHLB advances	693,860	7,112	4.11%	755,455	7,794	4.15%
Junior subordinated debentures	32,991	479	5.82%	32,311	509	6.34%
Other	20,805	244	4.70%	24,016	275	4.60%
Total interest-bearing liabilities	2,458,884	16,316	2.66%	2,252,334	17,826	3.18%
Demand deposits	179,350			171,613
Other liabilities	43,498			28,607
Shareholders’ equity	242,270			189,289
Total liabilities and shareholders’ equity	$2,924,002			$2,641,843
Net interest income (FTE)		$16,720			$16,674
Interest rate spread			2.17%			2.42%
Net interest margin			2.45%			2.71%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended June 30,	2009	2008
Commercial and other loans	$51	$45
Nontaxable debt securities	388	366
Corporate stocks	20	57
Total	$459	$468

Six months ended June 30,	2009			2008
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$641,773	$17,262	5.42%	$599,919	$16,554	5.55%
Residential real estate loans, including
mortgage loans held for sale	906,946	24,381	5.42%	728,270	24,356	6.73%
Consumer loans	320,946	6,745	4.24%	295,301	8,556	5.83%
Total loans	1,869,665	48,388	5.22%	1,623,490	49,466	6.13%
Cash, federal funds sold
and other short-term investments	19,803	26	0.26%	16,600	190	2.30%
FHLB stock	42,008	–	–%	36,527	789	4.34%

Taxable debt securities	747,087	16,037	4.33%	678,081	16,718	4.96%
Nontaxable debt securities	80,674	2,332	5.83%	81,337	2,295	5.67%
Corporate stocks	6,053	174	5.80%	11,487	443	7.74%
Total securities	833,814	18,543	4.48%	770,905	19,456	5.08%
Total interest-earning assets	2,765,290	66,957	4.88%	2,447,522	69,901	5.74%
Non interest-earning assets	178,593			167,258
Total assets	$2,943,883			$2,614,780
Liabilities and Shareholders’ Equity:
NOW accounts	$175,530	$154	0.18%	$165,132	$159	0.19%
Money market accounts	370,846	2,314	1.26%	321,476	3,951	2.47%
Savings accounts	183,206	300	0.33%	174,815	650	0.75%
Time deposits	968,367	15,260	3.18%	797,296	16,387	4.13%
FHLB advances	731,311	14,339	3.95%	713,786	15,093	4.25%
Junior subordinated debentures	32,991	958	5.86%	27,496	847	6.20%
Other	22,153	489	4.45%	26,631	589	4.45%
Total interest-bearing liabilities	2,484,404	33,814	2.74%	2,226,632	37,676	3.40%
Demand deposits	175,904			168,773
Other liabilities	43,666			29,571
Shareholders’ equity	239,909			189,804
Total liabilities and shareholders’ equity	$2,943,883			$2,614,780
Net interest income (FTE)		$33,143			$32,225
Interest rate spread			2.14%			2.34%
Net interest margin			2.42%			2.65%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,	2009	2008
Commercial and other loans	$102	$90
Nontaxable debt securities	774	729
Corporate stocks	47	123
Total	$923	$942

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			Six months ended
	June 30, 2009 vs. 2008			June 30, 2009 vs. 2008
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg	Volume	Rate	Net Chg
Interest on interest-earning assets:
Commercial and other loans	$529	$(236)	$293	$1,144	$(436)	$708
Residential real estate loans, including
mortgage loans held for sale	2,438	(2,303)	135	5,339	(5,314)	25
Consumer loans	329	(1,010)	(681)	695	(2,506)	(1,811)
Cash, federal funds sold and short-term investments	1	(42)	(41)	31	(195)	(164)
FHLB stock	29	(373)	(344)	103	(892)	(789)
Taxable debt securities	416	(1,130)	(714)	1,605	(2,286)	(681)
Nontaxable debt securities	(14)	28	14	(19)	56	37
Corporate stocks	(81)	(45)	(126)	(175)	(94)	(269)
Total interest income	3,647	$(5,111)	(1,464)	8,723	(11,667)	(2,944)
Interest on interest-bearing liabilities:
NOW accounts	6	(9)	(3)	7	(12)	(5)
Money market accounts	236	(718)	(482)	534	(2,171)	(1,637)
Savings accounts	15	(110)	(95)	31	(381)	(350)
Time deposits	1,567	(1,754)	(187)	3,110	(4,237)	(1,127)
FHLB advances	(629)	(53)	(682)	365	(1,119)	(754)
Junior subordinated debentures	11	(41)	(30)	162	(51)	111
Other	(37)	6	(31)	(99)	(1)	(100)
Total interest expense	1,169	(2,679)	(1,510)	4,110	(7,972)	(3,862)
Net interest income	$2,478	$(2,432)	$46	$4,613	$(3,695)	$918

Provision and Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the inherent risk of loss in the loan portfolio as of the balance sheet date.  The allowance for loan losses was $26.1 million, or 1.38% of total loans, at June 30, 2009, compared to $23.7 million, or 1.29% of total loans, at December 31, 2008.  The loan loss provision charged to earnings for the three and six months ended June 30, 2009 amounted to $3.0 million and $4.7 million, respectively, compared to $1.4 million and $1.85 million, respectively, for the same periods in 2008.  The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, our ongoing evaluation of credit quality, with particular emphasis on the commercial portfolio, general economic conditions and growth in the loan portfolio.  Net charge-offs were $1.4 million and $2.4 million in the second quarter and first half of 2009, respectively, as compared to net charge-offs of $161 thousand and $164 thousand, respectively in the same periods a year earlier.  Commercial loan net charge-offs represented 89% of total net charge-offs in the first six months of 2009.  The Corporation will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  Washington Trust’s primary sources of noninterest income are revenues from wealth management services, service charges on deposit accounts, merchant credit card processing fees, and net gains on loan sales and commissions on loans originated for others.  Also included in noninterest income are earnings generated from bank-owned life insurance (“BOLI”).  Total noninterest income for the second quarter of 2009 increased $4.4 million, or 56 percent, from the first quarter of 2009 and increased $144 thousand, or 1 percent, from the second quarter of 2008.  Included in noninterest income in the first quarter of 2009 were net impairment losses of $2.0 million for investment securities deemed to be other-than-temporarily impaired.  There were no impairment losses recognized in the second quarter of 2009.  On a year-to-date basis, total noninterest income decreased by $3.0 million, or 13 percent, from 2008, reflecting declines in wealth management revenues and lower net realized gains on securities, partially offset by higher net gains on loan sales and commissions on loans originated for others.

The following table presents a noninterest income comparison for the three and six months ended June 30, 2009 and 2008:

(Dollars in thousands)	Three Months				Six Months
			$	%			$	%
Periods ended June 30,	2009	2008	Chg	Chg	2009	2008	Chg	Chg
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$4,402	$5,321	$(919)	(17%)	$8,524	$10,663	$(2,139)	(20%)
Mutual fund fees	993	1,445	(452)	(31%)	1,908	2,786	(878)	(32%)
Financial planning, commissions and other service fees	559	884	(325)	(37%)	935	1,459	(524)	(36%)
Wealth management services	5,954	7,650	(1,696)	(22%)	11,367	14,908	(3,541)	(24%)
Service charges on deposit accounts	1,201	1,208	(7)	(1%)	2,314	2,368	(54)	(2%)
Merchant processing fees	2,086	1,914	172	9%	3,435	3,186	249	8%
Income from bank-owned life insurance	447	453	(6)	(1%)	891	900	(9)	(1%)
Net gains on loan sales and commissions on loans originated for others	1,552	433	1,119	258%	2,596	924	1,672	181%
Net realized gains on securities	257	1,096	(839)	(77%)	314	1,909	(1,595)	(84%)
Net unrealized gains on interest rate swap contracts	341	26	315	1212%	401	145	256	177%
Other income	465	528	(63)	(12%)	884	870	14	2%
Noninterest income, excluding other-than-temporary impairment losses	12,303	13,308	(1,005)	(8%)	22,202	25,210	(3,008)	(12%)
Total other-than-temporary impairment losses on securities	–	(1,149)	1,149	(100%)	(4,244)	(2,007)	(2,237)	111%
Portion of loss recognized in other comprehensive income (before taxes)	–	–	–	–%	2,253	–	2,253	–%
Net impairment losses recognized in earnings	–	(1,149)	1,149	–%	(1,991)	(2,007)	16	(1%)
Total noninterest income	$12,303	$12,159	$144	1%	$20,211	$23,203	$(2,992)	(13%)

Wealth management revenues for the second quarter of 2009 increased $541 thousand, or 10 percent, from the first quarter of 2009 and decreased $1.7 million, or 22 percent, from the second quarter a year ago.  Second quarter amounts included seasonal tax preparation fee revenues of $339 thousand in 2009 and $335 thousand in 2008.  For the six months ended June 30, 2009, wealth management revenues were down $3.5 million, or 24 percent, from the same period in 2008.  Wealth management revenues are largely dependent on the value of assets under administration and are closely tied to the performance of the financial markets.  Assets under administration totaled $3.316 billion at June 30, 2009, up $168.7 million, or 5 percent, from December 31, 2008, reflecting net investment appreciation and income of $163.1 million and net customer cash inflows of $5.5 million.  Assets under administration declined by $607.3 million, or 15 percent, from June 30, 2008.  This decline in assets under administration was primarily due to lower valuations in the financial markets.

The following table presents the changes in wealth management assets under administration for the three and six months ended June 30, 2009 and 2008:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2009	2008	2009	2008
Balance at the beginning of period	$2,957,918	$3,878,746	$3,147,649	$4,014,352
Net market (depreciation) appreciation and income	313,999	10,420	163,144	(191,495)
Net customer cash flows	44,391	34,429	5,515	100,738
Balance at the end of period	$3,316,308	$3,923,595	$3,316,308	$3,923,595

Merchant processing fees for the three and six months ended June 30, 2009 increased by $172 thousand and $249 thousand, respectively, from the same periods a year earlier primarily due to increases in the volume of transactions processed for existing and new customers.

We originate residential mortgage loans for sale in the secondary market and also originate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  This revenue source is subject to market volatility and dependent on mortgage origination volume, which is sensitive to rates and the condition of housing markets.  In addition, from time to time we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors.  Due to strong residential mortgage refinancing and sales activity, net gains on loan sales and commissions on loans originated for others for the second quarter and first half of 2009 increased by $1.1 million and $1.7 million, respectively, from the same periods in 2008. In the first quarter of 2008, Washington Trust sold $17.9 million in residential portfolio loans for interest rate risk and balance sheet management purposes, which resulted in a gain on sale of $80 thousand.  We do not have a practice of selling loans from portfolio and except for the sale described above we have not sold any packages of loans from our portfolio in many years.

Net realized gains on securities on sales of securities amounted to $257 thousand and $314 thousand in the three and six months ended June 30, 2009, respectively, compared to net realized gains of $1.1 million and $1.9 million, respectively, in the comparable 2008 periods.

Net unrealized gains on interest rate swap contracts amounted to $341 thousand and $26 thousand for the second quarter of 2009 and 2008, respectively.  On a year-to-date basis net unrealized gains on interest rate swap contracts totaled $401 thousand and $145 thousand, respectively.  The increase in this revenue source was primarily due to certain interest rate swap contracts executed by Washington Trust to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  See additional discussion on interest rate swap contracts in Note 9 to the Consolidated Financial Statements.

Results for the first half of 2009 included net impairment losses of $2.0 million charged to earnings in the first quarter of 2009 for securities deemed to be other-than-temporarily impaired.  Washington Trust elected to early adopt the provisions of FSP No. FAS 115-2 and FAS 124-2 effective January 1, 2009 and complied with this guidance in its evaluation of other-than-temporary impairment of securities in 2009.  Net impairment losses totaled $2.0 million in the first half of 2008 for securities deemed to be other-than-temporarily impaired in the first quarter of that year.

Noninterest Expense
Noninterest expenses for the second quarter and first six months of 2009 increased by $2.3 million and $3.5 million, respectively, from the same periods a year ago.

The following table presents a noninterest expense comparison for the three and six months ended June 30, 2009 and 2008:

(Dollars in thousands)	Three Months				Six Months
			$	%			$	%
Periods ended June 30,	2009	2008	Chg	Chg	2009	2008	Chg	Chg
Noninterest expense:
Salaries and employee benefits	$10,359	$10,411	$(52)	–%	$20,834	$20,754	$80	–%
Net occupancy	1,122	1,064	58	5%	2,348	2,202	146	7%
Equipment	1,036	977	59	6%	2,011	1,921	90	5%
Merchant processing costs	1,780	1,598	182	11%	2,923	2,666	257	10%
Outsourced services	568	742	(174)	(23%)	1,354	1,378	(24)	(2%)
Legal, audit and professional fees	664	430	234	54%	1,339	973	366	38%
FDIC deposit insurance costs	2,143	251	1,892	754%	2,794	507	2,287	451%
Advertising and promotion	491	467	24	5%	792	853	(61)	(7%)
Amortization of intangibles	308	326	(18)	(6%)	616	652	(36)	(6%)
Other	1,858	1,788	70	4%	3,708	3,290	418	13%
Total noninterest expense	$20,329	$18,054	$2,275	13%	$38,719	$35,196	$3,523	10%

Merchant processing costs for the three and six months ended June 30, 2009 increased by $182 thousand and $257 thousand, respectively, from the same periods a year earlier primarily due to increases in the volume of transactions processed for existing and new customers.

Legal, audit and professional fees for the three and six months ended June 30, 2009 increased by $234 thousand and $366 thousand, respectively, from the same periods a year earlier.  The increase in legal, audit and professional fees was attributable to higher recruitment costs and legal costs associated with product development and maintenance and other matters.

FDIC deposit insurance costs for the second quarter of 2009 were up by $1.9 million from the second quarter of 2008.  This increase included a FDIC special assessment of $1.35 million ($869 thousand after tax; or 5 cents per diluted share).  On a year-to-date basis, FDIC deposit insurance costs have increased by $2.3 million over 2008 reported amounts.  In addition to the second quarter of 2009 FDIC special assessment, the year over year increase in FDIC deposit insurance costs also reflects higher assessment rates.

Included in other noninterest expenses in 2009 was a $250 thousand charge incurred in the first quarter of this year in connection with the repositioning of investment options in the Corporation’s 401(k) Plan.  Also included in the increase in other noninterest expenses were higher credit and collection costs of $135 thousand in six months ended June 20, 2009, compared to same period in 2008.

Income Taxes
Income tax expense amounted to $1.5 million and $2.6 million, respectively, for the three and six months ended June 30, 2009, as compared to $2.8 million and $5.5 million, respectively, for the same periods in 2008.  The Corporation’s effective tax rate for the three and six months ended June 30, 2009 was 28.1% and 28.6%, respectively, as compared to 31.6% and 31.7%, respectively, for the same periods last year.  The decline in the effective tax rate reflects lower estimated levels of pre-tax income in 2009 compared to 2008.  The effective tax rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
Total assets amounted to $2.9 billion at June 30, 2009, a decrease of $45.7 million from December 31, 2008.  Total loans increased by $52.1 million, or 3%, during the first six months of 2009, led by growth in commercial loans.  The securities portfolio decreased by $89.8 million during the first half of 2009, largely due to maturities and pay-downs on mortgage-backed securities.  Total liabilities were down by $52.8 million in the six months ended June 30, 2009, with FHLB advances decreasing by $141.2 million and total deposits increasing by $92.9 million.  Shareholders’ equity totaled $242.3 million at June 30, 2009, compared to $235.1 million at December 31, 2008.  See additional discussion under the caption “Liquidity and Capital Resources.”

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

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.  As of June 30, 2009, our Level 3 financial instruments recorded at fair value on a recurring basis were comprised primarily of two available for sale pooled trust preferred securities, which were not actively traded.  As of June 30, 2009 and in accordance with FSP No. FAS 157-4, the Corporation concluded that there has been a significant decrease in the volume and level of activity for our Level 3 pooled trust preferred securities and quoted market prices were not indicative of fair value.  As a result, we utilized valuations from a third party valuation consultant to determine fair value.  The valuations were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The Corporation has not adjusted the values obtained from this source.  Our internal review procedures have confirmed that the fair values provided by the referenced source and utilized by the Corporation are consistent with the principles of SFAS No. 157.  If Washington Trust was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their fair values.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.  At June 30, 2009 the investment securities portfolio totaled $776.4 million, down by $89.8 million from the balance at December 31, 2008, largely due to $88.6 million in maturities and pay-downs on mortgage-backed securities.  Washington Trust’s investment securities portfolio consists largely of mortgage-backed securities.  All of the Corporation’s mortgage-backed securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As disclosed in Note 4 to the Consolidated Financial Statements, Washington Trust elected to early adopt FSP No. FAS 115-2 and FAS 124-2 and applied this guidance to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.

The net unrealized gain position on securities available for sale amounted to $4.2 million at June 30, 2009 compared to a net unrealized loss position on securities available for sale of $3.2 million at December 31, 2008.  Included in these net amounts were gross unrealized losses amounting to $20.0 million and $23.1 million at June 30, 2009 and December 31, 2008, respectively.

At June 30, 2009, approximately 90% of the net unrealized losses in the investment securities portfolio were concentrated in variable rate trust preferred securities issued by financial services companies.

The following tables present information concerning the named issuers and pooled trust preferred obligations, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Issuer Trust Preferred Securities
(Dollars in thousands)
	June 30, 2009				Credit Ratings
Named Issuer		Amortized	Fair	Unrealized	June 30, 2009			Form 10-Q Filing Date
(parent holding company)	(a)	Cost (b)	Value	Loss	Moody's	S&P		Moody's	S&P
JPMorgan Chase & Co.	2	$9,709	5,375	(4,334)	A1	BBB+		A1	BBB+
Bank of America Corporation	3	5,721	3,116	(2,605)	Baa3	B	(d)	Baa3	B	(d)
Wells Fargo & Company	2	5,095	2,708	(2,387)	A3	A-	(c)	A3	A-	(c)
SunTrust Banks, Inc.	1	4,162	2,204	(1,958)	Baa2	BB+	(d)	Baa2	BB+	(d)
Northern Trust Corporation	1	1,978	1,026	(952)	A2	A-		A2	A-
State Street Corporation	1	1,966	1,636	(330)	A2	BBB+		A2	BBB+
Huntington Bancshares Incorporated	1	1,913	839	(1,074)	Baa3	B	(d)	Baa3	B	(d)
Totals		$30,544	16,904	(13,640)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Net of other-than-temporary impairment losses recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009 in accordance with FSP No. FAS 115-2 and FAS 124-2.

(c)	Rating applies to one of the two issuances with a book value of $1,966 and fair value of $1,085. The second issuance is not rated by S&P.

(d)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this quarterly report. We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this quarterly report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2009.

Pooled Trust Preferred Obligations
(Dollars in thousands)	June 30, 2009
					Deferrals	Credit Ratings
	Amortized	Fair	Unrealized	No. of Cos. in	and Defaults	June 30, 2009			Form 10-Q Filing Date
Deal Name	Cost	Value	Loss	Issuance	(a)	Moody's		S&P	Moody's		S&P
Tropic CDO 1, tranche A4L (d)	$3,650	1,409	(2,241)	38	29.4%	Caa3	(c)	(b)	Caa3	(c)	(b)

Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	2,492	472	(2,020)	73	20.3%	Ca	(c)	(b)	Ca	(c)	(b)
Totals	$6,142	1,881	(4,261)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
Based on information available as of the filing date of this quarterly report, 12 of the 38 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $88.2 million of the underlying collateral pool was in deferral or default status, or 29.4% of the total original collateral balance of $300 million.  The tranche instrument held by the Corporation was current with respect to its quarterly debt service (interest) payments as of the most recent quarterly payment date of July 15, 2009.  The instrument was downgraded to a below investment grade rating of “Caa3” by Moody’s on March 27, 2009.  During the quarter ended March 31, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument and will not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warrant a conclusion of other-than-temporary impairment for this holding as of March 31, 2009 and recognized an other-than-temporary impairment charge of $3.603 million pursuant to the provisions of FSP No. FAS 115-2 and FAS 124-2, which the Corporation has early adopted effective January 1, 2009.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, is $1.350 million.  This investment security was also placed on nonaccrual status as of March 31, 2009.

(e)
Based on information available as of the filing date of this quarterly report, 11 of the 73 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $178.1 million of the underlying collateral pool was in deferral or default status, or 20.3% of the total original collateral pool of $877.4 million.  The tranche instrument held by the Corporation had deferred the quarterly interest payment due in December 2008.  The instrument was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  Information available to the Corporation from third party analysis reports prepared by investment valuation consultants and from the pooled instrument trustee indicate that approximately $88.5 million of additional pool defaults would be necessary to cause a condition under which the Corporation would not receive all amounts due under the instrument, including collection of accumulated interest.  This security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.859 million.  In connection with the early adoption of FSP No. FAS 115-2 and FAS 124-2, based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation has concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified this noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.281 million after taxes ($1.859 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by the amount of the cumulative effect adjustment before taxes.

The following is supplemental information concerning common and perpetual preferred stock investment securities:

	At June 30, 2009
	Amortized	Unrealized		Fair
(Dollars in thousands)	Cost (a)	Gains	Losses	Value
Common and perpetual preferred stocks
Common stocks	$659	$–	$(40)	$619
Perpetual preferred stocks:
Financials	2,354	–	(298)	2,056
Utilities	1,000	–	(231)	769
Total perpetual preferred stocks	3,354	–	(529)	2,825
Total common and perpetual preferred stocks	$4,013	$–	$(569)	$3,444

(a)	Net of other-than-temporary impairment losses recognized in earnings.

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2009	2008	2009	2008
Trust preferred debt securities:
Collateralized debt obligations	$–	$–	$(1,350)	$–
Common and perpetual preferred stocks:
Common stock (financials)	–	–	(146)	–
Fannie Mae and Freddie Mac perpetual preferred stocks	–	(430)	–	(430)
Other perpetual preferred stocks (financials)	–	(719)	(495)	(1,577)
Total	$–	$(1,149)	$(1,991)	$(2,007)

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

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock based on the level of its FHLB advances.  As of June 30, 2009 and December 31, 2008, the Corporation’s investment in FHLB stock totaled $42.0 million.  At June 30, 2009, the Corporation’s investment in FHLB stock exceeded its required investment by $6 million.  No market exists for shares of the FHLB.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Corporation currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock is subject to the conditions imposed by the FHLB.  On April 10, 2009, the FHLB reiterated to its members that it is focusing on preserving capital in response to ongoing market volatility including the suspension of its quarterly dividend and the extension of a moratorium on excess stock repurchases.

On May 20, 2009, the FHLB filed its Form 10-Q with the SEC, for the three months ended March 31, 2009.  The FHLB reported a net loss of $83.4 million for its first quarter 2009. Additionally, it reported a decrease in total capital of $838.0 million and an increase in capital stock of $19.8 million during the three months ended March 31, 2009.  Despite these negative trends, the FHLB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency.  The FHLB has the capacity to issue additional debt if necessary to raise cash.  If needed, the FHLB also has the ability to secure funding available to GSEs through the U.S. Treasury.  Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLB stock as of June 30, 2009.  Further deterioration of the FHLB’s capital levels may require the Corporation to deem its restricted investment in FHLB stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLB stock would reflect fair value using either observable or unobservable inputs.

Loans
Washington Trust’s loan portfolio amounted to $1.9 billion at June 30, 2009, up $52.1 million, or 3%, in the first six months of 2009, due to growth in the commercial loan portfolio.  Commercial loans rose by $66.9 million from the balance at December 31, 2008.

Commercial Loans
Commercial loans fall into two major categories, commercial real estate and other commercial loans (commercial and industrial).  Commercial real estate loans consist of commercial mortgages and construction and development loans.  Commercial mortgages are loans secured by income producing property.

Commercial lending represents a significant portion of the Bank’s loan portfolio.  Beginning in 2007, as deteriorating conditions in the local economy caused a decline in residential and consumer loan demand, the Bank experienced increased demand for commercial mortgage and other commercial loans in large part due to decreased lending activity by larger institutions in its lending area  As a result, the Bank sought to selectively expand its commercial lending relationships with new and existing customers while at the same time maintaining its traditional commercial lending underwriting standards.  Total commercial loans increased from 40% of total loans at December 31, 2006 to 43% at December 31, 2007, 48% at December 31, 2008 and 50% at June 30, 2009.  During the first half of 2009, total commercial loans increased by 8%.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $503.7 million at June 30, 2009, up by $46.2 million, 10%, from December 31, 2008.

The following table presents a geographic summary of commercial real estate loans by property location.

(Dollars in thousands)	June 30, 2009
	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$448,163	89.0%
New York, New Jersey, Pennsylvania	40,254	8.0%
New Hampshire, Maine	13,628	2.7%
Other	1,641	0.3%
Total	$503,686	100.0%

Other Commercial Loans
Other commercial loans amounted to $443.6 million at June 30, 2009, up by $20.7 million, or 5%, from the balance at the end of 2008.  Other commercial loans are largely collateralized and in many cases the collateral consists of real estate occupied by the business as well as other business assets.  Growth in this category in the first half of 2009 was primarily attributable to originations in our general market area of southern New England.

Residential Real Estate Loans
Residential real estate loans decreased by $23.2 million, or 4%, from the balance at December 31, 2008.  Washington Trust experienced strong residential mortgage refinancing and mortgage sales activity in the first half of 2009.  Washington Trust originates residential mortgage loans within our general market area of southern New England for portfolio and for sale in the secondary market.  The majority of loans sold are sold with servicing released.  From time to time Washington Trust purchases one to four family residential mortgages originated in other states as well as southern New England from other financial institutions.  During the first six months of 2009, $1.1 million of loans were purchased from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	June 30, 2009
	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$556,617	89.9%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	24,459	4.0%
Ohio, Michigan	16,615	2.7%
California, Washington, Oregon	11,625	1.9%
Colorado, Texas, New Mexico, Utah	5,066	0.8%
Georgia	2,529	0.4%
New Hampshire, Vermont	1,367	0.2%
Other	581	0.1%
Total	$618,859	100.0%

Consumer Loans
Consumer loans increased by $8.4 million, or 3%, in the first six months of 2009, primarily due to increases in home equity lines. Our consumer portfolio is predominantly home equity lines and home equity loans.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)		June 30,	December 31,
		2009	2008
Commercial mortgages	90 days or more past due	$2,760	$1,826
	Less than 90 days past due	3,235	116

Commercial construction and development	90 days or more past due	–	–
	Less than 90 days past due	–	–

Other commercial	90 days or more past due	5,861	3,408
	Less than 90 days past due	5,087	437

Residential real estate mortgages	90 days or more past due	3,826	973
	Less than 90 days past due	1,342	781

Consumer	90 days or more past due	2	77
	Less than 90 days past due	554	159
Nonaccrual loans	90 days or more past due	12,449	6,284
	Less than 90 days past due	10,218	1,493
Total nonaccrual loans		22,667	7,777
Nonaccrual investment securities		1,881	633
Property acquired through foreclosure or repossession, net		236	392
Total nonperforming assets		$24,784	$8,802
Nonaccrual loans as a percentage of total loans		1.20%	0.42%
Nonperforming assets as a percentage of total assets		0.85%	0.30%
Allowance for loan losses to nonaccrual loans		114.93%	305.07%
Allowance for loan losses to total loans		1.38%	1.29%

Nonaccrual investment securities at June 30, 2009 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”

Total nonaccrual loans increased from $7.8 million at December 31, 2008 to $22.7 million at June 30, 2009.  The increase in nonaccrual loans primarily consists of two commercial real estate relationships with a total carrying value of $5.5 million at June 30, 2009, five relationships included in other commercial loans totaling $6.1 million, and four residential mortgages totaling $2.9 million.  The declining credit quality trend is primarily related to a general weakening in national and regional economic conditions.  This trend may continue for the next few quarters if economic conditions do not improve.

There were no accruing loans 90 days or more past due at June 30, 2009 or December 31, 2008.

The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2009	2008
Accruing troubled debt restructured loans:
Commercial mortgages	$1,576	$–
Other commercial loans	323	–
Residential real estate loans	2,190	263
Consumer loans	780	607
Accruing troubled debt restructured loans	4,869	870
Nonaccrual troubled debt restructured loans:
Other commercial loans	136	–
Residential real estate loans	367	–
Nonaccrual troubled debt restructured loans	503	–
Total trouble debt restructured loans	$5,372	$870

As a result of deteriorating economic conditions, the Corporation has experienced an increase in troubled debt restructuring events involving residential and commercial borrowers.  Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan.

Impaired loans consist of all nonaccrual commercial loans and loans restructured in a troubled debt restructuring.  At June 30, 2009, the recorded investment in impaired loans was $22.2 million, which had a related loan loss allowance of $2.5 million.  At December 31, 2008, the recorded investment in impaired loans was $6.7 million, which had a related loan loss allowance of $698 thousand.  During the three months ended June 30, 2009 and 2008, interest income recognized on impaired loans amounted to approximately $103 thousand and $52 thousand, respectively.  For the six months ended June 30, 2009 and 2008, interest income recognized on impaired loans amounted to approximately $187 thousand and $152 thousand, respectively.

The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
	June 30, 2009		December 31, 2008
	Amount	%(1)	Amount	%(1)
Loans 30 – 59 days past due:
Commercial real estate loans	$2,635		$3,466
Other commercial loans	2,255		2,024
Residential real estate loans	1,820		3,113
Consumer loans	1,042		76
Loans 30 – 59 days past due	$7,752		$8,679
Loans 60 – 89 days past due:
Commercial real estate loans	$3,537		$6
Other commercial loans	514		785
Residential real estate loans	1,324		1,452
Consumer loans	44		401
Loans 60 – 89 days past due	$5,419		$2,644
Loans 90 days or more past due:
Commercial real estate loans	$2,760		$1,826
Other commercial loans	5,861		3,408
Residential real estate loans	3,826		973
Consumer loans	2		77
Loans 90 days or more past due	$12,449		$6,284
Total past due loans:
Commercial real estate loans	$8,932	1.77%	$5,298	1.16%
Other commercial loans	8,630	1.95%	6,217	1.47%
Residential real estate loans	6,970	1.13%	5,538	0.86%
Consumer loans	1,088	0.33%	554	0.17%
Total past due loans	$25,620	1.35%	$17,607	0.96%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

Total 30 day+ delinquencies amounted to $25.6 million, or 1.35% of total loans, at June 30, 2009, up $8.0 million in the first half of 2009, with the largest increases in the commercial categories.  The increase in total 30 day+ delinquencies is attributable to weakened economic conditions in general, and not to any specific underwriting characteristic or credit risk category.

Commercial real estate loan delinquencies amounted to $8.9 million, or 1.77% of total commercial real estate loans, at June 30, 2009, an increase of $3.6 million in the first half of 2009.  The largest single delinquent commercial real estate loan relationship amounted to $5.4 million, secured by various properties including a retail center and office complex.  Other commercial loan delinquencies amounted to $8.6 million, or 1.95% of total other commercial loans, at June 30, 2009, an increase of $2.4 million in the first half of 2009.  The largest single delinquent other commercial loan relationship amounted to $1.2 million, secured by a commercial building.

Residential mortgage loan delinquencies amounted to $7.0 million, or 1.13% of residential mortgage loans, at June 30, 2009, an increase of $1.4 million in the first six months of 2009.  Consumer loan delinquencies were $1.1 million, or 0.33% of total consumer loans, at June 30, 2009, compared to $554 thousand, or 0.17%, at the end of 2008.  Total 90 day+ delinquencies in the residential mortgage and consumer loan categories amounted to $3.8 million (10 loans) and $2 thousand (2 loans), respectively, at June 30, 2009.  Washington Trust has never offered a subprime residential loan program.

The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2009, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the disclosure of nonaccrual or restructured loans above.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $9.6 million in potential problem loans at June 30, 2009, as compared to $9.3 million at December 31, 2008.  Approximately 86% of the potential problem loans at June 30, 2009 consisted of 3 commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  The Corporation’s loan policy provides guidelines for the review and monitoring of such loans in order to facilitate collection.

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  For a more detailed discussion on the allowance for loan losses, see additional information in Part II, Item 7 under the caption “Application of Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

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

At June 30, 2009, the allowance for loan losses was $26.1 million, or 1.38% of total loans, which compares to an allowance of $23.7 million, or 1.29% of total loans at December 31, 2008.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.

The loan loss provision charged to earnings amounted to $3.0 million for the second quarter of 2009, compared to $1.4 million for the second quarter of 2008.  For the six months ended June 30, 2009 and 2008, the loan loss provision totaled $4.7 million and $1.85 million, respectively.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.  Net charge-offs amounted to $1.4 million in the second quarter of 2009, as compared to net charge-offs of $161 thousand in the second quarter of 2008.  For the six months ended June 30, 2009 and 2008, net charge-offs totaled $2.4 million and $164 thousand, respectively.  Commercial loan net charge-offs amounted to $2.1 million, or 89% of total net charge-offs, for the first half of 2009.

We believe that the declining credit quality trend is primarily related to a general weakening in national and regional economic conditions and that this trend may continue for the next few quarters.  Management believes that the level of allowance for loan losses at June 30, 2009 is appropriate.  Management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

Sources of Funds
Our principal sources of funding are deposits and borrowings.  In general, deposits are a lower cost source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings.

Deposits
Deposits totaled $1.9 billion at June 30, 2009, up by $92.9 million, or 5%, from the balance at December 31, 2008.  Excluding out-of-market brokered certificates of deposit, in-market deposits grew by $129.7 million, or 8%, from the balance at the end of 2008.

Demand deposits amounted to $187.8 million at June 30, 2009, up by $15.1 million, or 9%, from December 31, 2008.

NOW account balances increased by $15.7 million, or 9%, in the first six months of 2009 and totaled $187.0 million at June 30, 2009.

Money market account balances amounted to $356.7 million at June 30, 2009, up by $50.8 million, or 17%, from the balance at December 31, 2008.  Included in this increase was $45.4 million in wealth management client money market deposits previously held in outside money market mutual funds.

During the first six months of 2009, savings deposits increased by $19.0 million, or 11%, and totaled $192.5 million at June 30, 2009.

Time deposits (including brokered certificates of deposit) amounted to $959.7 million at June 30, 2009, down by $7.8 million from the balance at December 31, 2008.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Washington Trust uses CDARS to place customer funds into certificates of deposit issued by other banks that are members of the CDARS network.  This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance.  We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits.  CDARS deposits are considered to be brokered deposits for bank regulatory purposes.  We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.  Excluding out-of-market brokered certificates of deposit, in-market time deposits grew by $29.1 million, or 4%, in the first six months of 2009.  Included in in-market time deposits at June 30, 2009 are CDARS reciprocal time deposits of $103.6 million, which were up by $17.4 million from December 31, 2008.  In addition, the Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Out of market brokered time deposits amounted to $151.2 million at June 30, 2009, down by $36.8 million, or 20%, from December 31, 2008.

Borrowings
FHLB Advances
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy.  FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLB advances decreased by $141.2 million during the six months ended June 30, 2009.

Other Borrowings
Other borrowings primarily consist of securities sold under repurchase agreements, deferred acquisition obligations, and Treasury, Tax and Loan demand note balance.  Other borrowings amounted to $22.0 million at June 30, 2009, down by $4.7 million from the balance at December 31, 2008 primarily due to a decrease in the Treasury, Tax and Loan demand note balance and the first quarter 2009 payment of deferred acquisition obligations.

See Note 7 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 64% of total average assets in the first half of 2009.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Part II, Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during the first six months of 2009.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the six months ended June 30, 2009, net cash used in financing activities amounted to $56.2 million.  A $92.9 million net increase in deposits in the quarter was offset by a $141.2 million net decrease in FHLB advances.  Net cash provided by investing activities totaled $38.1 million for the six months ended June 30, 2009.  Maturities and principal repayments of mortgage-backed securities were used in part to fund loan growth.  During the second quarter of 2009, the Corporation purchased land and a building adjacent to its corporate headquarters for $792 thousand.  This facility will be used for general corporate purposes.  Also in the first quarter of 2009, the Corporation paid $2.5 million in deferred acquisition obligations.  Net cash provided by operating activities amounted to $10.3 million for the six months ended June 30, 2009, most of which was generated by net income.  In the first half of 2009, Washington Trust experienced strong residential mortgage refinancing activity and mortgage sales activity.  Washington Trust originated for sale $167.6 million in residential mortgage loans, while proceeds on sales of these loans totaled $167.0 million in the first six months of 2009.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $242.3 million at June 30, 2009, compared to $235.1 million at December 31, 2008.  As a result of the adoption of FSP No. FAS 115-2 and FAS 124-2, Washington Trust reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the fourth quarter of 2008.  This reclassification was reflected as a cumulative effect adjustment of $1.2 million after taxes ($1.9 million before taxes) that increased retained earnings and decreased accumulated other comprehensive loss.  This reclassification had a positive impact on regulatory capital and no impact on net income.  See additional disclosure on the adoption of FSP No. FAS 115-2 and FAS 124-2 under the caption “Securities.”

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  No shares were repurchased in the first six months of 2009.  As of June 30, 2009, a cumulative total of 185,400 shares had been repurchased under this plan at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 8.3% at June 30, 2009, up from 7.9% at December 31, 2008.  Book value per share as of June 30, 2009 and December 31, 2008 amounted to $15.14 and $14.75, respectively.

The Corporation is subject to various regulatory capital requirements.  As of June 30, 2009, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at June 30, 2009.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (2)	$688,431	$145,789	$210,077	$225,665	$106,900
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	5,384	1,318	1,750	653	1,663
Software licensing arrangements	1,243	928	315	–	–
Treasury, tax and loan demand note	2,199	2,199	–	–	–
Other borrowed funds	19,840	31	70	19,583	156
Total contractual obligations	$750,088	$150,265	$212,212	$245,901	$141,710

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)	All FHLB advances are shown in the period corresponding to their scheduled maturity. Some FHLB advances are callable at earlier dates.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$196,239	$140,106	$32,436	$2,392	$21,305
Home equity lines	179,993	874	11	–	179,108
Other loans	20,253	19,319	6	928	–
Standby letters of credit	9,090	2,401	50	6,639	–
Forward loan commitments to:
Originate loans	19,370	19,370	–	–	–
Sell loans	25,587	25,587	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	31,886	–	–	28,108	3,778
Mirror swaps with counterparties	31,886	–	–	28,108	3,778
Interest rate risk management contract:
Interest rate swap	10,000	–	–	10,000	–
Total commitments	$524,304	$207,657	$32,503	$76,175	$207,969

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

In April 2008, the Bancorp entered into an interest rate swap contract with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with variable rate junior subordinated debentures.  Under the terms of this swap, Washington Trust agreed to pay a fixed rate and receive a variable rate based on LIBOR.  At inception, this hedging transaction was deemed to be highly effective and, therefore, valuation changes for this derivative were recognized in the accumulated other comprehensive income component of shareholders’ equity.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the derivative counterparty, the hedging relationship was deemed to be not highly effective, with the result that subsequent changes in the derivative valuation are recognized in earnings.  The bankruptcy filings by the Lehman entities constituted events of default under the interest rate swap contract, entitling Washington Trust to immediately suspend performance and to terminate the transaction.  On March 31, 2009, this interest rate swap contract was reassigned to a new creditworthy counterparty, unrelated to the prior counterparty.  On May 1, 2009, this interest rate swap contract qualified for cash flow hedge accounting under SFAS No. 133 to hedge the interest rate risk associated with the variable rate junior subordinated debentures.  Effective May 1, 2009, the effective portion of changes in fair value of the swap is recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings.  The ineffective portion of changes in fair value is recognized directly in earnings as interest expense.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2009 and December 31, 2008, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2009 and December 31, 2008.  Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2009		December 31, 2008
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-1.89%	-5.72%	-1.13%	0.30%
100 basis point rate increase	1.73%	2.80%	0.61%	-1.09%
200 basis point rate increase	3.95%	5.78%	1.98%	-1.09%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2009 and December 31, 2008 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and U.S. government-sponsored enterprise securities (noncallable)	$1,617	$(3,009)
U.S. government-sponsored enterprise securities (callable)	2	(4)
States and political subdivision	4,320	(11,210)
Mortgage-backed securities issued by U.S. government agencies
and U.S. government-sponsored enterprises	5,553	(29,836)
Trust preferred debt and other corporate debt securities	450	1,947
Total change in market value as of March 31, 2009	$11,942	$(42,112)

Total change in market value as of December 31, 2008	$14,624	$(48,014)

See additional discussion in Note 9 to the Corporation’s Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Part II, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended June 30, 2009.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors and Factors Affecting Forward-Looking Statements
There have been no material changes in the risk factors and factors affecting forward-looking statements described in Part I, Item 1A of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended June 30, 2009 regarding shares of common stock of the Corporation that were repurchased under the 2006 Stock Repurchase Plan, the Bancorp’s 1997 Equity Incentive Plan, as amended and the Bancorp’s 2003 Stock Incentive Plan, as amended.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
2006 Stock Repurchase Plan (1)
Balance at beginning of period				214,600
4/1/2009 to 4/30/2009	–	–	–	214,600
5/1/2009 to 5/31/2009	–	–	–	214,600
6/1/2009 to 6/30/2009	–	–	–	214,600
Total 2006 Stock Repurchase Plan	–	–	–	214,600

Other (2)
Balance at beginning of period				N/A
4/1/2009 to 4/30/2009	3,478	$17.93	3,478	N/A
5/1/2009 to 5/31/2009	19,629	18.52	19,629	N/A
6/1/2009 to 6/30/2009	–	–	–	N/A
Total Other	23,107	18.43	23,107	N/A
Total Purchases of Equity Securities	23,107	$18.43	23,107

(1)
The 2006 Stock Repurchase Plan was established in December 2006.  A maximum of 400,000 shares were authorized under the plan.  The Bancorp plans to hold the repurchased shares as treasury stock for general corporate purposes.

(2)
Pursuant to the Corporation’s share-based compensation plans, employees may deliver back shares of stock previously issued in payment of the exercise price of stock options.  While required to be reported in this table, such transactions are not reported as share repurchases in the Corporation’s Consolidated Financial Statements.  The Corporation’s share-based compensation plans (the 1997 Plan and the 2003 Plan) have expiration dates of April 29, 2017 and February 19, 2029, respectively.

Item 4.  Submission of Matters to a Vote of Security Holders
(a)
The Annual Meeting of Shareholders was held on April 28, 2009.  On the record date of March 3, 2009 there were 15,970,618 shares issued, outstanding and eligible to vote, of which 12,725,208 shares, or 79.7%, were represented at the Annual Meeting either in person or by proxy.

(b)	The results of matters voted upon are presented below:
i.
Election of Directors to Serve Until 2012 Annual Meeting:  Steven J. Crandall, Victor J. Orsinger II, Esq., Patrick J. Shanahan, Jr., and Neil H. Thorp were nominated and duly elected to hold office as Directors of Washington Trust Bancorp, Inc., each to serve a term of three years and until their successors are duly elected and qualified, by the number of votes set forth opposite each person’s name as follows:

	Term	Votes In Favor	Votes Withheld
Steven J. Crandall	3 years	11,713,125	866,571
Victor J. Orsinger II, Esq	3 years	11,689,772	881,620
Patrick J. Shanahan, Jr.	3 years	11,494,731	1,070,900
Neil H. Thorp	3 years	11,702,018	867,045

The following additional persons continued as Directors of Washington Trust Bancorp, Inc. following the Annual Meeting:

Gary P. Bennett
Barry G. Hittner, Esq
Katherine W. Hoxsie
Mary E. Kennard, Esq.
Edward M. Mazze, Ph.D.
Kathleen McKeough
H. Douglas Randall III
John F. Treanor
John C. Warren

ii.
A proposal for the ratification of KPMG LLP to serve as independent registered public accounting firm of the Corporation for the current fiscal year ending December 31, 2009 was passed by a vote of 12,494,093 shares in favor, 178,209 shares against, with 52,900 abstentions.

iii.
A proposal for an amendment and restatement of the Corporation’s 2003 Stock Incentive Plan was passed by a vote of 10,262,803 shares in favor, 473,859 shares against, with 1,988,546 abstentions and broker non-votes.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	2003 Stock Incentive Plan As Amended and Restated – Filed as Exhibit 10.1 to the Bancorp’s Current Report on Form 8-K dated April 28, 2009. (1) (2)
10.2	Form of Change in Control Agreement – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: August 4, 2009	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: August 4, 2009	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Chief Financial Officer and Secretary
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	2003 Stock Incentive Plan As Amended and Restated – Filed as Exhibit 10.1 to the Bancorp’s Current Report on Form 8-K dated April 28, 2009. (1) (2)
10.2	Form of Change in Control Agreement – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.