Form 10-Q
period 2009-09-30
WASHINGTON TRUST BANCORP INC
filed 2009-11-05
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2009 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐Yes           ☒No

The number of shares of common stock of the registrant outstanding as of November 2, 2009 was 16,042,309.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended September 30, 2009

Page
Number

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
September 30, 2009 and December 31, 2008	3

Consolidated Statements of Income
Three and Nine Months Ended September 30, 2009 and 2008	4

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2009 and 2008	5

Condensed Notes to Unaudited Consolidated Financial Statements	7

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

PART II. Other Information

Item 1. Legal Proceedings	56

Item 1A. Risk Factors and Factors Affecting Forward-Looking Statements	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6. Exhibits	57

Signatures	58

Exhibit 10.1 Change in Control Agreement with Executive Officer

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	(Dollars in thousands,
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	except par value)

CONSOLIDATED BALANCE SHEETS (unaudited)
	September 30,	December 31,
	2009	2008
Assets:
Cash and noninterest-bearing balances due from banks	$28,354	$11,644
Interest-bearing balances due from banks	15,254	41,780
Federal funds sold and securities purchased under resale agreements	–	2,942
Other short-term investments	4,398	1,824
Mortgage loans held for sale	7,099	2,543
Securities available for sale, at fair value;
amortized cost $716,406 in 2009 and $869,433 in 2008	732,646	866,219
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	976,322	880,313
Residential real estate	604,573	642,052
Consumer	325,670	316,789
Total loans	1,906,565	1,839,154
Less allowance for loan losses	26,431	23,725
Net loans	1,880,134	1,815,429
Premises and equipment, net	26,212	25,102
Accrued interest receivable	9,761	11,036
Investment in bank-owned life insurance	44,505	43,163
Goodwill	58,114	58,114
Identifiable intangible assets, net	9,233	10,152
Property acquired through foreclosure or repossession, net	1,186	392
Other assets	29,161	33,118
Total assets	$2,888,065	$2,965,466

Liabilities:
Deposits:
Demand deposits	$198,712	$172,771
NOW accounts	185,772	171,306
Money market accounts	376,100	305,879
Savings accounts	190,707	173,485
Time deposits	942,879	967,427
Total deposits	1,894,170	1,790,868
Dividends payable	3,370	3,351
Federal Home Loan Bank advances	636,660	829,626
Junior subordinated debentures	32,991	32,991
Other borrowings	20,628	26,743
Accrued expenses and other liabilities	48,100	46,776
Total liabilities	2,635,919	2,730,355

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,045,829 shares in 2009 and 16,018,868 shares in 2008	1,003	1,001
Paid-in capital	82,320	82,095
Retained earnings	167,135	164,679
Accumulated other comprehensive income (loss)	2,189	(10,458)
Treasury stock, at cost; 19,185 shares in 2009 and 84,191 shares in 2008	(501)	(2,206)
Total shareholders’ equity	252,146	235,111
Total liabilities and shareholders’ equity	$2,888,065	$2,965,466

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
	CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)
		Three Months		Nine Months
	Periods ended September 30,	2009	2008	2009	2008
	Interest income:
	Interest and fees on loans	$24,303	$25,520	$72,589	$74,896
Interest on securities:	Taxable	7,028	8,504	23,065	25,222
	Nontaxable	781	778	2,339	2,344
	Dividends on corporate stock and Federal Home Loan Bank stock	63	407	190	1,516
	Other interest income	13	128	39	318
	Total interest income	32,188	35,337	98,222	104,296
	Interest expense:
	Deposits	7,577	9,884	25,605	31,031
	Federal Home Loan Bank advances	7,094	8,011	21,433	23,104
	Junior subordinated debentures	545	524	1,503	1,371
	Other interest expense	246	274	735	863
	Total interest expense	15,462	18,693	49,276	56,369
	Net interest income	16,726	16,644	48,946	47,927
	Provision for loan losses	1,800	1,100	6,500	2,950
	Net interest income after provision for loan losses	14,926	15,544	42,446	44,977
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	4,717	5,238	13,241	15,901
	Mutual fund fees	1,089	1,383	2,997	4,169
	Financial planning, commissions and other service fees	243	570	1,178	2,029
	Wealth management services	6,049	7,191	17,416	22,099
	Service charges on deposit accounts	1,257	1,215	3,571	3,583
	Merchant processing fees	2,619	2,221	6,054	5,407
	Income from bank-owned life insurance	451	452	1,342	1,352
	Net gains on loan sales and commissions on loans originated for others	591	239	3,187	1,163
	Net realized gains on securities	–	–	314	1,909
	Net unrealized gains (losses) on interest rate swaps	92	(24)	493	121
	Other income	445	278	1,329	1,148
	Noninterest income, excluding other-than-temporary impairment losses	11,504	11,572	33,706	36,782
	Total other-than-temporary impairment losses on securities	(2,293)	(982)	(6,537)	(2,989)
	Portion of loss recognized in other comprehensive income (before taxes)	1,826	–	4,079	–
	Net impairment losses recognized in earnings	(467)	(982)	(2,458)	(2,989)
	Total noninterest income	11,037	10,590	31,248	33,793
	Noninterest expense:
	Salaries and employee benefits	10,416	10,580	31,250	31,334
	Net occupancy	1,232	1,123	3,580	3,325
	Equipment	916	956	2,927	2,877
	Merchant processing costs	2,213	1,857	5,136	4,523
	Outsourced services	683	700	2,037	2,078
	Legal, audit and professional fees	546	626	1,885	1,599
	FDIC deposit insurance costs	808	265	3,602	772
	Advertising and promotion	422	376	1,214	1,229
	Amortization of intangibles	303	320	919	972
	Other expenses	1,653	1,668	5,361	4,958
	Total noninterest expense	19,192	18,471	57,911	53,667
	Income before income taxes	6,771	7,663	15,783	25,103
	Income tax expense	1,858	1,623	4,435	7,152
	Net income	$4,913	$6,040	$11,348	$17,951
	Weighted average shares outstanding – basic	16,016.8	13,409.5	15,981.3	13,383.0
	Weighted average shares outstanding – diluted	16,074.5	13,588.3	16,029.5	13,564.5
Per share information:	Basic earnings per share	$0.31	$0.45	$0.71	$1.34
	Diluted earnings per share	$0.31	$0.44	$0.71	$1.32
	Cash dividends declared per share	$0.21	$0.21	$0.63	$0.62

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS
		(unaudited)
	Nine months ended September 30,	2009	2008
	Cash flows from operating activities:
	Net income	$11,348	$17,951
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	6,500	2,950
	Depreciation of premises and equipment	2,344	2,275
	Net amortization of premium and discount	291	692
	Net amortization of intangibles	919	972
	Share-based compensation	543	407
	Earnings from bank-owned life insurance	(1,342)	(1,352)
	Net gains on loan sales and commissions on loans originated for others	(3,187)	(1,163)
	Net realized gains on securities	(314)	(1,909)
	Net impairment losses recognized in earnings	2,458	2,989
	Net unrealized gains on interest rate swap contracts	(493)	(121)
	Proceeds from sales of loans	205,588	47,396
	Loans originated for sale	(206,457)	(45,747)
	Decrease in accrued interest receivable, excluding purchased interest	1,293	644
	Increase in other assets	(4,040)	(2,469)
	Increase (decrease) in accrued expenses and other liabilities	944	(1,122)
	Other, net	1	(6)
	Net cash provided by operating activities	16,396	22,387
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	–	(170,332)
	Other investment securities available for sale	(304)	(1,025)
Proceeds from sale of:	Mortgage-backed securities available for sale	–	64,321
	Other investment securities available for sale	1,604	–
Maturities and principal payments of:	Mortgage-backed securities available for sale	133,932	70,434
	Other investment securities available for sale	17,000	13,976
	Purchase of Federal Home Loan Bank stock	–	(10,283)
	Net increase in loans	(66,797)	(167,605)
	Proceeds from sale of portfolio loans	–	18,047
	Purchases of loans, including purchased interest	(4,716)	(46,324)
	Proceeds from the sale of property acquired through foreclosure or repossession	607	–
	Proceeds from the sale of premises and equipment, net of selling costs	–	1,433
	Purchases of premises and equipment	(3,454)	(2,602)
	Equity investment in capital trusts	–	(310)
	Payment of deferred acquisition obligation	(2,509)	(8,065)
	Net cash provided by (used in) investing activities	75,363	(238,335)

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
		(unaudited)
	Nine months ended September 30,	2009	2008
	Cash flows from financing activities:
	Net increase in deposits	$103,302	$91,046
	Net (decrease) increase in other borrowings, excluding deferred acquisition obligation	(3,606)	305
	Proceeds from Federal Home Loan Bank advances	261,670	795,421
	Repayment of Federal Home Loan Bank advances	(454,628)	(664,387)
	Issuance of treasury stock, including deferred compensation plan activity	52	43
	Net proceeds from the issuance of common stock under dividend reinvestment plan	833	596
	Net proceeds from the exercise of stock options and issuance of other
	compensation-related equity instruments	141	179
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	363	199
	Proceeds from the issuance of junior subordinated debentures	–	10,016
	Cash dividends paid	(10,070)	(8,174)
	Net cash (used in) provided by financing activities	(101,943)	225,244
	Net (decrease) increase in cash and cash equivalents	(10,184)	9,296
	Cash and cash equivalents at beginning of period	58,190	41,112
	Cash and cash equivalents at end of period	$48,006	$50,408

Noncash Investing and Financing Activities:	Loans charged off	$3,947	$818
	Loans transferred to other real estate owned	1,423	113
	Securities proceeds due from broker	–	5,638
	Reclassification of other-than-temporary impairment
	charge effective January 1, 2009 (see Note 4)	1,859	–
Supplemental Disclosures:	Interest payments	47,367	56,034
	Income tax payments	7,225	10,427

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of September 30, 2009 and December 31, 2008, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2008.  The Corporation has evaluated subsequent events through the filing date of this quarterly report.

(2) Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  The FASB Accounting Standards Codification™ (“Codification” or “ASC”) was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities and replaced all then-existing non-SEC accounting and reporting standards.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.

ASC 260, “Earnings Per Share,” incorporates former FASB Staff Position No. Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” which required unvested share-based payments that contain nonforfeitable rights and dividends or dividend equivalents to be treated as participating securities and be included in the calculation of Earnings Per Share (“EPS”) pursuant to the two-class method.  The January 1, 2009 adoption of these provisions of ASC 260 did not have a material impact on the Corporation’s financial position or results of operations.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

ASC 855, “Subsequent Events,” (formerly SFAS No. 165, “Subsequent Events”) was issued in May 2009 and was effective for interim and annual financial periods ending after June 15, 2009.  ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, ASC 855 set forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  The adoption of ASC 855 did not have a material impact on the Corporation’s financial position or results of operations.

ASC 860, “Transfers and Servicing,” incorporates former SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” which was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010.  These pending provisions of ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to the transferred financial assets.  The concept of a “qualifying special-purpose entity” is eliminated under these pending provisions of ASC 860, which also changes the requirements for derecognizing financial assets and requires additional disclosures.  The Corporation is currently evaluating the impact of adopting these provisions of ASC 260 on its consolidated financial statements.

ASC 810, “Consolidations,” incorporates former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010.  These pending provisions of ASC 810 revise former FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. Consolidation of variable interest entities would be based on the target entity’s purpose and design as well as the reporting entity’s ability to direct the target’s activities, among other criteria.  The Corporation is currently evaluating the impact of adopting these pending provisions of ASC 810 on its consolidated financial statements.

(3) Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in Federal Home Loan Bank of Boston (“FHLB”) stock based on the level of its FHLB advances.  As of September 30, 2009 and December 31, 2008, the Corporation’s investment in FHLB stock totaled $42.0 million.  At September 30, 2009, the Corporation’s investment in FHLB stock exceeded its required investment by $8 million.  No market exists for shares of the FHLB.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Corporation currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock is subject to the conditions imposed by the FHLB.  On April 10, 2009, the FHLB reiterated to its members that it is focusing on preserving capital in response to ongoing market volatility including the suspension of its quarterly dividend and the extension of a moratorium on excess stock repurchases.

On August 12, 2009, the FHLB filed its Form 10-Q with the SEC, for the quarterly period ended June 30, 2009.  The FHLB reported a net loss of $4.2 million and $87.6 million for the three and six months ended June 30, 2009, respectively. This compared to net income of $52.5 million and $108.6 million for the same periods in 2008.  On October 29, 2009, the FHLB released its third quarter results to its members.  The FHLB reported a net loss of $105.4 million for the third quarter of 2009, compared to net income of $49.7 million for the same period in 2008.  Additionally, it reported total capital of $2.6 billion at September 30, 2009, compared to $3.4 billion at December 31, 2008.  These results reflected the impact on earnings and accumulated other comprehensive loss of fair value declines associated with securities deemed to be other-than-temporarily impaired.  Despite these negative trends, the FHLB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency.  The FHLB has the capacity to issue additional debt if necessary to raise cash.  If needed, the FHLB also has the ability to secure funding available to government-sponsored entities (“GSEs”) through the U.S. Treasury.  Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLB stock as of September 30, 2009.  Further deterioration of the FHLB’s capital levels may require the Corporation to deem its restricted investment in FHLB

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLB stock would reflect fair value using either observable or unobservable inputs.

(4) Securities
Securities are summarized as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
September 30, 2009	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$41,555	$4,115	$ −	$45,670
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	540,673	22,716	(1,158)	562,231
States and political subdivisions	80,664	4,680	(27)	85,317
Trust preferred securities:
Individual name issuers	30,554	−	(11,415)	19,139
Collateralized debt obligations	5,675	−	(4,185)	1,490
Corporate bonds	13,273	1,519	−	14,792
Common stocks	658	28	−	686
Perpetual preferred stocks	3,354	161	(194)	3,321
Total securities available for sale	$716,406	$33,219	$(16,979)	$732,646

(1)	Net of other-than-temporary impairment write-downs recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009.

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$59,022	$5,355	$ −	$64,377
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored agencies	675,159	12,543	(4,083)	683,619
States and political subdivisions	80,680	1,348	(815)	81,213
Trust preferred securities:
Individual name issuers	30,525	−	(13,732)	16,793
Collateralized debt obligations	5,633	−	(3,693)	1,940
Corporate bonds	12,973	603	−	13,576
Common stocks	942	50	−	992
Perpetual preferred stocks	4,499	2	(792)	3,709
Total securities available for sale	$869,433	$19,901	$(23,115)	$866,219

(1)	Net of other-than-temporary impairment write-downs recognized in earnings.

Securities available for sale with a fair value of $594.8 million and $712.8 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, FHLB advances, other borrowings, and certain public deposits at September 30, 2009 and December 31, 2008, respectively.  In addition, securities available for sale with a fair value of $22.4 million and $16.1 million were pledged for potential use at the Federal Reserve Bank discount window at September 30, 2009 and December 31, 2008, respectively.  There were no borrowings from the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $7.8 million and $9.0 million were designated in rabbi trusts for nonqualified retirement plans at September 30, 2009 and December 31, 2008, respectively.  In addition, securities available for sale with a fair value of $2.4 million and $569 thousand were pledged as collateral to secure certain interest rate swap agreements at September 30, 2009 and December 31, 2008, respectively.

Washington Trust elected to early adopt the provisions of FASB Staff Position Nos. FAS 115-2 and FAS 124-2,

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

“Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP Nos. FAS 115-2 and FAS 124-2”).  FSP Nos. FAS 115-2 and FAS 124-2 is now a sub-topic within ASC 320, “Investments – Debt and Equity Securities.”  These provisions applied to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.  For those debt securities for which the fair value of the security is less than its amortized cost, the Corporation does not intend to sell such security and it is more likely than not that it will not be required to sell such security prior to the recovery of its amortized cost basis less any current period credit losses, the credit-related portion of other-than-temporary impairment losses is recognized in earnings while the noncredit-related portion is recognized in other comprehensive income, net of related taxes.

As a result of adopting these provisions of ASC 320, “Investments – Debt and Equity Securities” and as more fully described below, in the first quarter of 2009 a $1.4 million credit-related impairment loss was recognized in earnings and a $2.3 million noncredit-related impairment loss was recognized in other comprehensive income for a pooled trust preferred debt security not expected to be sold.  In addition, Washington Trust reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the fourth quarter of 2008 on the Corporation’s other pooled trust preferred debt security.  This reclassification was reflected as a cumulative effect adjustment of $1.2 million after taxes ($1.9 million before taxes) that increased retained earnings and decreased accumulated other comprehensive loss.  The amortized cost basis of this debt security for which an other-than-temporary impairment loss was recognized in the fourth quarter of 2008 was adjusted by the amount of the cumulative effect adjustment before taxes.  In the third quarter of 2009, a $467 thousand credit-related impairment loss was recognized in earnings and a $1.8 million noncredit-related impairment loss was recognized in other comprehensive income for this pooled trust preferred debt security.

The following table summarizes the credit-related portion of other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2009	2008	2009	2008
Trust preferred debt securities:
Collateralized debt obligations	$(467)	$–	$(1,817)	$–
Common and perpetual preferred stocks:
Common stock (financials)	–	–	(146)	–
Fannie Mae and Freddie Mac perpetual preferred stocks	–	(982)	–	(1,412)
Other perpetual preferred stocks (financials)	–	–	(495)	(1,577)
Total	$(467)	$(982)	$(2,458)	$(2,989)

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at September 30, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)	Three	Nine
	Months	Months
Periods ended September 30,	2009	2009
Balance at beginning of period	$1,350	$–
Credit-related impairment loss on debt securities for which an
other-than-temporary impairment was not previously recognized	467	1,817
Balance at end of period	$1,817	$1,817

For the three and nine months ended September 30, 2009, credit-related impairment losses of $467 thousand and $1.8 million, respectively, were recognized in earnings on pooled trust preferred debt securities not intended to be sold and where it is not more likely than not that the Corporation will be required to sell these securities before recovery of the cost basis, which may be maturity.  The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.  All cash flow estimates were based on the underlying security’s tranche structure and contractual rate and maturity terms.  The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche.  This ratio was then multiplied by the principal balance of Washington Trust’s holding to determine the credit-related impairment loss.  The estimates used in the determination of the present value of the expected cash flows are susceptible to changes in future periods, which could result in additional credit-related impairment losses.

The following table summarizes temporarily impaired securities as of September 30, 2009, segregated by length of time the securities have been in a continuous unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At September 30, 2009	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government agencies and U.S. government-sponsored enterprises	8	$3,086	$24	26	$44,758	$1,134	34	$47,844	$1,158
States and
political subdivisions	–	–	–	3	2,239	27	3	2,239	27
Trust preferred securities:
Individual name issuers	–	–	–	11	19,138	11,415	11	19,138	11,415
Collateralized debt obligations	–	–	–	2	1,490	4,185	2	1,490	4,185
Subtotal, debt securities	8	3,086	24	42	67,625	16,761	50	70,711	16,785
Perpetual preferred stocks	1	422	78	3	884	116	4	1,306	194
Total temporarily
impaired securities	9	$3,508	$102	45	$68,509	$16,877	54	$72,017	$16,979

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

Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
The unrealized losses on mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises amounted to $1.2 million at September 30, 2009 and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises.  Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Trust preferred debt securities of individual name issuers:
Included in debt securities in an unrealized loss position at September 30, 2009 were 11 trust preferred security holdings issued by seven individual name companies (reflecting, where applicable, the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $11.4 million at September 30, 2009.  Management believes the decline in fair value of these trust preferred securities primarily reflected increased investor concerns about recent and potential future losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to decline.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of September 30, 2009, trust preferred debt securities with a carrying value of $6.7 million and unrealized losses of $5.1 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this quarterly report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this quarterly report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Trust preferred debt securities in the form of collateralized debt obligations:
At September 30, 2009, Washington Trust had two pooled trust preferred holdings in the form of collateralized debt obligations with unrealized losses of $4.2 million.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both of these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect increased investor concerns about recent and potential future losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in a substantial

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to decline.

During the three months ended March 31, 2009, an adverse change occurred in the expected cash flows for one of the trust preferred collateralized debt obligation securities indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument and will not recover the entire cost basis of this security.  In the first quarter of 2009, the Corporation recognized a $1.4 million credit-related impairment loss in earnings for this trust preferred collateralized debt security, with a commensurate adjustment to reduce the amortized cost of this security.  This security was downgraded to a below investment grade rating of “Caa3” by Moody’s Investors Service Inc. (“Moody’s”) on March 27, 2009.  On October 30, 2009, Moody’s downgraded this security to a rating of “Ca.”  This credit rating status was considered by management in its assessment of the impairment status of this security.  Through the filing date of this report, there have been no further rating changes on this security.  This investment security was placed on nonaccrual status as of March 31, 2009 and was current with respect to its quarterly debt service (interest) payments as of the most recent quarterly payment date of October 15, 2009.

During the fourth quarter of 2008, the Corporation’s other trust preferred collateralized debt obligation security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.9 million.  This investment security was also placed on nonaccrual status as of December 31, 2008.  In connection with the early adoption of provisions of ASC 320, “Investments – Debt and Equity Securities” and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation has concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified this noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.3 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by $1.9 million, the amount of the cumulative effect adjustment before taxes.  This security was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status was considered by management in its assessment of the impairment status of this security.  During the three months ended September 30, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument and will not recover the entire cost basis of the security.  The Corporation concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized a $467 thousand credit-related impairment loss in earnings, with a commensurate adjustment to reduce the amortized cost of this security in the third quarter of 2009.

Based on information available through the filing date of this report, there have been no further adverse changes in the deferral or default status of the underlying issuer institutions within either of these trust preferred collateralized debt obligations.  Based on cash flow forecasts for these securities, management expects to recover the remaining amortized cost of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider the unrealized losses on these investments to be other-than-temporary at September 30, 2009.

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

As of September 30, 2009, the Corporation had four perpetual preferred stock holdings of financial and utility companies with a total fair value of $1.3 million and unrealized losses of $194 thousand, or 13% of their aggregate

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

cost.  Causes of conditions whereby the fair value of equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers.  The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor.  Based on its assessment of these market conditions, management believes that the decline in fair value of its perpetual preferred equity securities was not a function of the financial condition and operating outlook of the issuers but, rather, reflected increased investor concerns about recent losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in greater volatility in market prices for perpetual preferred stocks in this market sector.  Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that analysis, management expects to recover the entire cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis. Therefore, management does not consider these perpetual preferred equity securities to be other-than-temporarily impaired at September 30, 2009.

(5) Loan Portfolio
The following is a summary of loans:

(Dollars in thousands)	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$484,478	25%	$407,904	22%
Construction and development (2)	68,069	4%	49,599	3%
Other (3)	423,775	22%	422,810	23%
Total commercial	976,322	51%	880,313	48%

Residential real estate:
Mortgages (4)	595,270	32%	626,663	34%
Homeowner construction	9,303	–%	15,389	1%
Total residential real estate	604,573	32%	642,052	35%

Consumer:
Home equity lines (5)	200,512	11%	170,662	9%
Home equity loans (5)	66,439	3%	89,297	5%
Other	58,719	3%	56,830	3%
Total consumer	325,670	17%	316,789	17%
Total loans (6)	$1,906,565	100%	$1,839,154	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property.  $141.7 million of these loans at September 30, 2009 were pledged as collateral for Federal Home Loan Bank borrowings (See Note 7).

(2)	Loans for construction of residential and commercial properties and for land development.
(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.  At September 30, 2009, $40.4 million of these loans were pledged as collateral for Federal Home Loan Bank borrowings and $86.1 million of these loans were collateralized for the discount window at the Federal Reserve Bank. (See Note 7).

(4)	A substantial portion of these loans was pledged as collateral for Federal Home Loan Bank borrowings (See Note 7).
(5)	A significant portion of these loans was pledged as collateral for Federal Home Loan Bank borrowings. (See Note 7)
(6)
Net of unamortized loan origination costs, net of fees, totaling $39 thousand at September 30, 2009 and net of unamortized loan origination fees, net of costs $2 thousand at December 31, 2008.  Also includes $250 thousand and $259 thousand of net discounts on purchased loans at September 30, 2009 and December 31, 2008, respectively.

Nonaccrual Loans
Nonaccrual loans totaled $25.2 million at September 30, 2009, compared to $7.8 million at December 31, 2008. This reflects a $13.3 million increase in nonaccrual commercial loans and a $3.6 million increase in nonaccrual residential mortgages.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2009	2008	2009	2008
Balance at beginning of period	$26,051	$21,963	$23,725	$20,277
Provision charged to expense	1,800	1,100	6,500	2,950
Recoveries of loans previously charged off	18	60	153	222
Loans charged off	(1,438)	(492)	(3,947)	(818)
Balance at end of period	$26,431	$22,631	$26,431	$22,631

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLB are summarized as follows:

(Dollars in thousands)	September 30,	December 31,
	2009	2008
FHLB advances	$636,660	$829,626

In addition to outstanding advances, the Corporation also has access to an unused line of credit amounting to $8.0 million at September 30, 2009.  Under an agreement with the FHLB, the Corporation is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and market values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at September 30, 2009.  Included in the collateral were securities available for sale with a fair value of $396.0 million and $512.3 million that were specifically pledged to secure FHLB borrowings at September 30, 2009 and December 31, 2008, respectively.  See Note 5 for discussion on loans pledged as collateral for FHLB borrowings.  Unless there is an event of default under the agreement with the FHLB, the Corporation may use, encumber or dispose of any portion of the collateral in excess of the amount required to secure FHLB borrowings, except for that collateral that has been specifically pledged.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Treasury, Tax and Loan demand note balance	$795	$4,382
Deferred acquisition obligations	–	2,506
Securities sold under repurchase agreements	19,500	19,500
Other	333	355
Other borrowings	$20,628	$26,743

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(8) Shareholders’ Equity
Stock Repurchase Plan:
The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares of the Corporation’s common stock in open market transactions.  There were no shares repurchased under the Corporation’s 2006 Stock Repurchase Plan during the nine months ended September 30, 2009.  As of September 30, 2009, a cumulative total of 185,400 shares have been repurchased at a total cost of $4.8 million.

Regulatory Capital Requirements:
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at September 30, 2009 and December 31, 2008, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$242,346	12.31%	$157,506	8.00%	$196,882	10.00%
Bank	$240,761	12.24%	$157,367	8.00%	$196,709	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$217,710	11.06%	$78,753	4.00%	$118,129	6.00%
Bank	$216,146	10.99%	$78,684	4.00%	$118,026	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$217,710	7.68%	$113,461	4.00%	$141,826	5.00%
Bank	$216,146	7.63%	$113,356	4.00%	$141,695	5.00%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Corporation	$235,728	12.54%	$150,339	8.00%	$187,923	10.00%
Bank	$237,023	12.62%	$150,201	8.00%	$187,751	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$212,231	11.29%	$75,169	4.00%	$112,754	6.00%
Bank	$213,547	11.37%	$75,101	4.00%	$112,651	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$212,231	7.53%	$112,799	4.00%	$140,999	5.00%
Bank	$213,547	7.58%	$112,724	4.00%	$140,905	5.00%

(1)	Leverage ratio

The Corporation’s capital ratios at September 30, 2009 place the Corporation in the “well-capitalized” category according to regulatory standards.

As of September 30, 2009, Bancorp has sponsored the creation of three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  In accordance with the provisions of ASC 810, “Consolidations,” (formerly FASB Interpretation 46-R, “Consolidation of Variable Interest Entities – Revised,”) these statutory trusts created by Bancorp are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of statutory trusts as debt in its financial statements.  The trust preferred securities qualify as Tier 1 capital.

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(9) Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments
Effective January 1, 2009, Washington Trust adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 is now a sub-topic within ASC 815, “Derivatives and Hedging.”  These provisions changed the disclosure requirements for derivative instruments and hedging activities by requiring enhanced disclosures about (1) how and why an entity uses derivative instruments, (2) how derivative instruments and related hedge items are accounted for under former SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (3) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The adoption of these provisions did not have a material impact on the Corporation’s consolidated financial statement.  The Corporation complied with this guidance and has provided the required disclosures below.

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, interest rate swap agreements and commitments to originate and commitments to sell fixed rate mortgage loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.  The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$187,442	$206,515
Home equity lines	181,695	178,371
Other loans	20,902	22,979
Standby letters of credit	9,210	7,679
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	13,057	25,662
Commitments to sell fixed rate mortgage loans	20,167	28,192
Customer related derivative contracts:
Interest rate swaps with customers	41,453	13,981
Mirror swaps with counterparties	41,453	13,981
Interest rate risk management contract:
Interest rate swap	10,000	10,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments up to a maximum stated amount to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At September 30, 2009 and December 31, 2008, the maximum potential amount of

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.2 million and $7.7 million, respectively.  At September 30, 2009 and December 31, 2008, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three and nine months ended September 30, 2009 totaled $19 thousand and $77 thousand, respectively.  Comparable amounts for the same periods in 2008 were $21 thousand and $69 thousand, respectively.

At September 30, 2009, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

In April 2008, the Bancorp entered into an interest rate swap contract with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with $10 million of the variable rate junior subordinated debentures.  The interest rate swap contract has a notional amount of $10 million and matures in 2013.  At inception, the swap was intended to convert the debt from variable rate to fixed rate and qualify for cash flow hedge accounting.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the derivative counterparty, the hedging relationship was deemed to be not highly effective. As a result, cash flow hedge accounting was discontinued prospectively and all subsequent changes in fair value of the interest rate swap were recognized directly in earnings as noninterest income.  As of the date of discontinuance in September 2008, Washington Trust had a net unrealized gain on the swap contract of $30 thousand, which was recorded in accumulated other comprehensive loss, net of taxes.  This amount was subsequently reclassified into earnings through amortization during the first quarter of 2009.  On March 31, 2009, this interest rate swap contract was reassigned to a new creditworthy counterparty, unrelated to the prior counterparty.  On May 1, 2009, this interest rate swap contract qualified for cash flow hedge accounting to hedge the interest rate risk associated with $10 million of the variable rate junior subordinated debentures.  Effective May 1, 2009, the effective portion of changes in fair value of the swap is recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings.  The ineffective portion of changes in fair value is recognized directly in earnings as interest expense.

The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At September 30, 2009 and December 31, 2008, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $41.5 million and $14.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and, therefore, changes in fair value are recognized in earnings.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Sept. 30, 2009	Dec. 31, 2008	Balance Sheet Location	Sept. 30, 2009	Dec. 31, 2008
Derivatives designated as cash flow hedging instruments:
Interest rate risk management contract:
Interest rate swap		$–	$–	Accrued expenses	$500	$–
				& other liabilities

Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	131	152	Accrued expenses & other liabilities	1	18
Commitments to sell fixed rate mortgage loans	Other assets	1	18	Accrued expenses & other liabilities	243	177
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	2,049	1,413		–	–
Mirror swaps with counterparties		–	–	Accrued expenses & other liabilities	2,069	1,479
Interest rate risk management contract:
Interest rate swap		–	–	Accrued expenses	–	601
				& other liabilities
Total		$2,181	$1,583		$2,813	$2,275

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated.

(Dollars in thousands)					Location of Gain
	Gain (Loss)				(Loss) Recognized in
	Recognized in Other				Income on Derivative
	Comprehensive				(Ineffective Portion	Gain Recognized in Income
	Income				and Amount	on Derivative
	(Effective Portion)				Excluded from	(Ineffective Portion)
	Three Months		Nine Months		Effectiveness	Three Months		Nine Months
Periods ended Sept. 30,	2009	2008	2009	2008	Testing)	2009	2008	2009	2008
Derivatives in cash flow hedging relationships:
Interest rate risk management contract:
Interest rate swap (1)	$65	$179	$1	$(30)	Interest Expense	$24	$ –	$ –	$ –
Total	$65	$179	$1	$(30)		$24	$ –	$ –	$ –

(1)
In addition to the amounts reported in the table above, a $30 thousand gain was reclassified from accumulated other comprehensive income into net unrealized gains on interest rate swaps in the first quarter of 2009.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)		Amount of Gain (Loss)
	Location of Gain	Recognized in Income on Derivative
	(Loss) Recognized in	Three Months		Nine Months
Periods ended September 30,	Income on Derivative	2009	2008	2009	2008
Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$396	$(3)	$(37)	$(1)
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	(556)	(9)	(49)	(1)
Customer related derivative contracts:
Interest rate swaps with customers	Net unrealized gains (losses) on interest rate swaps	995	(21)	1,130	(48)
Mirror swaps with counterparties	Net unrealized gains on interest rate swaps	(903)	(3)	(754)	169
Interest rate risk management contract:
Interest rate swap	Net unrealized gains on interest rate swaps	–	–	117	–
Total		$(68)	$(36)	$407	$119

(10) Fair Value Measurements
The Corporation follows ASC 820, “Fair Value Measurements and Disclosures,” formerly (SFAS No. 157).  Effective January 1, 2009, the Corporation adopted the provisions of ASC 820 for nonfinancial assets and liabilities.  The application of these provisions to nonfinancial assets and liabilities did not have a material impact on the Corporation’s financial position or results of operations.

On April 9, 2009 the FASB issued FASB Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”).  FSP No. FAS 157-4 is now a sub-topic within ASC 820.  The Corporation elected to early adopt these provisions of ASC 820 effective January 1, 2009.

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government-sponsored enterprises, mortgage-backed securities issued by U.S. government agencies and U.S government-sponsored enterprises, municipal bonds, trust preferred securities, corporate bonds and certain preferred equity securities.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of September 30, 2009 and December 31, 2008, level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of September 30, 2009, the Corporation concluded that there has been a significant decrease in the volume and level of activity for its Level 3 pooled trust preferred debt securities and, therefore, quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected distressed sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

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

Our internal review procedures have confirmed that the fair values provided by the aforementioned third party valuation sources utilized by the Corporation are consistent with the provisions of the Fair Value Measurements and Disclosures topic of the ASC.  Our fair values assumed liquidation in an orderly market and not under distressed circumstances.  Due to the continued market illiquidity and credit risk for securities in the financial sector, the fair value of these securities is highly sensitive to assumption changes and market volatility.

Derivatives
Substantially all of our derivatives are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates and, accordingly, are classified as Level 2.  Examples include interest rate swap contracts.  Our internal review procedures have confirmed that the fair values determined with independent pricing models and utilized by the Corporation are consistent with the provisions of the Fair Value Measurements and Disclosures topic of the ASC.  Any derivative for which we measure fair value using significant assumptions that are unobservable are classified as Level 3.  Level 3 derivatives include commitments to sell fixed rate residential mortgages and interest rate lock commitments written for our residential mortgage loans that we intend to sell.  The valuation of these items is determined by management based on internal calculations using external market inputs.

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
Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral.  Such collateral primarily consists of real estate and, to a lesser extent, other business assets.  For those collateral dependent loans for which the inputs used in the appraisals of the collateral are observable, such loans are categorized as Level 2.  For other collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, or use internal valuations for other business assets utilizing significant assumptions that are unobservable, and such loans are categorized as Level 3.

Mortgage Loans Held for Sale
Mortgage loans held for sale are carried on an aggregate basis at the lower of cost or fair value.  The fair value of loans held for sale is based on what secondary markets are currently offering for loans with similar characteristics.  As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

Property acquired through foreclosure or repossession
Property acquired through foreclosure or repossession is adjusted to fair value less costs to sell upon transfer out of loans.  Subsequently, it is carried at the lower of carrying value or fair value less costs to sell.  Fair value is generally based upon independent market prices or appraised values of the collateral.  Management adjusts appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of the property, and such property is categorized as Level 3.

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
September 30, 2009	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$–	$45,670	$–	$45,670
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	562,231	–	562,231
States and political subdivisions	–	85,317	–	85,317
Trust preferred securities:
Individual name issuers	–	19,139	–	19,139
Collateralized debt obligations	–	–	1,490	1,490
Corporate bonds	–	14,792	–	14,792
Common stocks	686	–	–	686
Perpetual preferred stocks	2,899	422	–	3,321
Derivative assets (1)	–	2,049	132	2,181
Total assets at fair value on a recurring basis	$3,585	$729,620	$1,622	$734,827
Liabilities:
Derivative liabilities (1)	$–	$2,570	$243	$2,813
Total liabilities at fair value on a recurring basis	$–	$2,570	$243	$2,813

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
December 31, 2008	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$–	$64,377	$–	$64,377
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	683,619	–	683,619
States and political subdivisions	–	81,213	–	81,213
Trust preferred securities:
Individual name issuers	–	16,793	–	16,793
Collateralized debt obligations	–	–	1,940	1,940
Corporate bonds	–	13,576	–	13,576
Common stocks	992	–	–	992
Perpetual preferred stocks	3,208	501	–	3,709
Derivative assets (1)	–	1,413	170	1,583
Total assets at fair value on a recurring basis	$4,200	$861,492	$2,110	$867,802
Liabilities:
Derivative liabilities (1)	$–	$2,080	$195	$2,275
Total liabilities at fair value on a recurring basis	$–	$2,080	$195	$2,275

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers either into or out of “Level 3” as of the financial statement reporting date.  The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Three months ended September 30,	2009			2008
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities)	Total	for Sale	(Liabilities)	Total
Balance at beginning of period	$1,881	$49	$1,930	$5,735	$8	$5,743
Gains and losses (realized and unrealized):
Included in earnings (2)	(467)	(160)	(627)	–	(11)	(11)
Included in other comprehensive income	76	–	76	(2,734)	–	(2,734)
Purchases, issuances and settlements (net)	–	–	–	(9)	–	(9)
Transfers in and/or out of Level 3	–	–	–	–	–	–
Balance at end of period	$1,490	$(111)	$1,379	$2,992	$(3)	$2,989

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30,	2009			2008
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities)	Total	for Sale	(Liabilities)	Total
Balance at beginning of period	$1,940	$(25)	$1,915	$–	$(2)	$(2)
Gains and losses (realized and unrealized):
Included in earnings (2)	(1,817)	(86)	(1,903)	–	(1)	(1)
Included in other comprehensive income	1,367	–	1,367	(2,734)	–	(2,734)
Purchases, issuances and settlements (net)	–	–	–	(9)	–	(9)
Transfers in and/or out of Level 3	–	–	–	5,735	–	5,735
Balance at end of period	$1,490	$(111)	$1,379	$2,992	$(3)	$2,989

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.
(2)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on the two Level 3 pooled trust preferred debt securities.  Credit-related impairment losses of $1.350 million and $467 thousand were recognized in the first and third quarters of 2009, respectively.  The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of interest rate lock commitments written for our residential mortgage loans that we intend to sell, were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009.

(Dollars in thousands)	Carrying Value at September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$5,311	$6,050	$11,361
Property acquired through foreclosure or repossession	–	–	1,186	1,186
Total assets at fair value on a nonrecurring basis	$–	$5,311	$7,236	$12,547

At September 30, 2009, collateral dependent impaired loans had a carrying value of $11.4 million and related allowance for loan losses allocation of $1.9 million.

For the three and nine months ended September 30, 2009, property acquired through foreclosure or repossession with a fair value of $1.2 million and $1.4 million, respectively, were transferred from loans.  Valuation adjustments at the time of transfer from loans resulted in a charge to the allowance for loan losses of $119 thousand in the three and nine months ended September 30, 2009.  There were no subsequent valuations adjustments to property acquired through foreclosure or repossession in year-to-date period ended September 30, 2009.

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

At September 30, 2008, collateral dependent impaired loans had a carrying value of $1.5 million and related allowance for loan losses allocation of $436 thousand.

Effective June 30, 2009, the Corporation adopted FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No. 28-1”).  FSP No. 107-1 and APB No. 28-1 is now a sub-topic within ASC 820, “Fair Value Measurements and Disclosures.”  These provisions require interim and annual disclosures made by publicly traded companies to include the fair value of its financial instruments, whether recognized or not recognized in the statement of financial position, as required by former SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The following table presents the fair values of financial instruments:

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$48,006	$48,006	$58,190	$58,190
Mortgage loans held for sale	7,099	7,292	2,543	2,604
Securities available for sale	732,646	732,646	866,219	866,219
FHLB stock	42,008	42,008	42,008	42,008
Loans, net of allowance for loan losses	1,880,134	1,934,251	1,815,429	1,857,433
Accrued interest receivable	9,761	9,761	10,980	10,980
Bank-owned life insurance	44,505	44,505	43,163	43,163
Customer related interest rate swap contracts	2,049	2,049	1,413	1,413
Forward loan commitments (1)	132	132	170	170

Financial Liabilities:
Noninterest-bearing demand deposits	$198,712	$198,712	$172,771	$172,771
NOW accounts	185,772	185,772	171,306	171,306
Money market accounts	376,100	376,100	305,879	305,879
Savings accounts	190,707	190,707	173,485	173,485
Time deposits	942,879	952,002	967,427	975,255
FHLB advances	636,660	675,466	829,626	863,884
Junior subordinated debentures	32,991	16,135	32,991	17,386
Securities sold under repurchase agreements	19,500	21,029	19,500	21,310
Other borrowings	1,128	1,128	7,243	7,243
Accrued interest payable	6,086	6,086	7,995	7,995
Customer related interest rate swap contracts	2,069	2,069	1,479	1,479
Interest rate risk management contract	501	501	601	601
Forward loan commitments (1)	244	244	195	195

(1)	Commitments to sell fixed rate residential mortgages and interest rate lock commitments written for our residential mortgage loans that we intend to sell.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11) Defined Benefit Pension Plans
For the nine months ended September 30, 2009 and 2008, the composition of net periodic benefit cost was as follows:

Components of Net Periodic Benefit Costs:

(Dollars in thousands)	Qualified				Non-Qualified
	Pension Plan				Retirement Plans
	Three months		Nine months		Three months		Nine months
Periods ended September 30,	2009	2008	2009	2008	2009	2008	2009	2008
Service cost	$593	$512	$1,778	$1,535	$27	$63	$80	$188
Interest cost	573	506	1,719	1,520	141	142	423	428
Expected return (loss) on plan assets	(613)	(569)	(1,838)	(1,707)	-	-	-	-
Amortization of transition asset	–	-	–	–	-	–	-	-
Amortization of prior service cost	(8)	(8)	(25)	(25)	7	16	20	47
Recognized net actuarial loss	75	3	227	10	7	54	21	163
Curtailment loss	–	–	–	–	–	–	97	–
Net periodic benefit cost	$620	$444	$1,861	$1,333	$182	$275	$641	$826

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2008 that it expected to contribute $2.0 million to its qualified pension plan and $435 thousand in benefit payments to its non-qualified retirement plans in 2009.  During the nine months ended September 30, 2009, $2.1 million of contributions have been made to the qualified pension plan and $252 thousand in benefit payments have been made to the non-qualified retirement plans.  The Corporation presently anticipates contributing an additional $84 thousand in benefit payments to the non-qualified retirement plans in 2009.

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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended Sept. 30,	2009	2008	2009	2008	2009	2008	2009	2008
Net interest income (expense)	$14,758	$15,875	$(29)	$(13)	$1,997	$782	$16,726	$16,644
Noninterest income (expense)	4,992	4,053	6,049	7,191	(4)	(654)	11,037	10,590
Total income	19,750	19,928	6,020	7,178	1,993	128	27,763	27,234

Provision for loan losses	1,800	1,100	–	–	–	–	1,800	1,100
Depreciation and amortization expense	606	635	429	409	37	46	1,072	1,090
Other noninterest expenses	11,759	10,330	4,131	4,707	2,230	2,344	18,120	17,381
Total noninterest expenses	14,165	12,065	4,560	5,116	2,267	2,390	20,992	19,571
Income before income taxes	5,585	7,863	1,460	2,062	(274)	(2,262)	6,771	7,663
Income tax expense (benefit)	1,948	2,754	516	807	(606)	(1,938)	1,858	1,623
Net income (loss)	$3,637	$5,109	$944	$1,255	$332	$(324)	$4,913	$6,040

Total assets at period end	1,979,463	1,835,842	50,512	50,108	858,090	881,932	2,888,065	2,767,882
Expenditures for long-lived assets	1,506	1,170	321	106	82	30	1,909	1,306

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended Sept. 30,	2009	2008	2009	2008	2009	2008	2009	2008
Net interest income (expense)	$47,828	$45,849	$(60)	$(27)	$1,178	$2,105	$48,946	$47,927
Noninterest income (expense)	14,331	11,341	17,416	22,099	(499)	353	31,248	33,793
Total income	62,159	57,190	17,356	22,072	679	2,458	80,194	81,720

Provision for loan losses	6,500	2,950	–	–	–	–	6,500	2,950
Depreciation and amortization expense	1,889	1,880	1,260	1,232	114	135	3,263	3,247
Other noninterest expenses	35,196	29,550	12,902	14,085	6,550	6,785	54,648	50,420
Total noninterest expenses	43,585	34,380	14,162	15,317	6,664	6,920	64,411	56,617
Income before income taxes	18,574	22,810	3,194	6,755	(5,985)	(4,462)	15,783	25,103
Income tax expense (benefit)	5,399	8,000	1,467	2,623	(2,431)	(3,471)	4,435	7,152
Net income (loss)	$13,175	$14,810	$1,727	$4,132	$(3,554)	$(991)	$11,348	$17,951

Total assets at period end	1,979,463	1,835,842	50,512	50,108	858,090	881,932	2,888,065	2,767,882
Expenditures for long-lived assets	2,493	2,223	784	253	177	126	3,454	2,602

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

(13) Comprehensive Income

(Dollars in thousands)

Three months ended September 30,	2009	2008
Net income	$4,913	$6,040
Unrealized holding gains (losses) on securities available for sale, net of income tax expense of $4,142 in 2009 and income tax benefit of $3,216 in 2008	7,479	(5,973)
Noncredit-related losses on securities not expected to be sold, net of income tax benefit of $651 in 2009	(1,175)	–
Unrealized losses on cash flow hedge derivative instruments, net of income tax benefit of $46 in 2009 and $103 in 2008	(84)	(190)
Less reclassification adjustments:
Losses on securities, net of income tax benefit of $817 in 2009 and $343 in 2008	1,476	638
Gains on derivative instruments, net of income tax expense of $11 in 2009 and $6 in 2008	19	11
Net periodic pension cost, net of income tax expense of $29 in 2009 and $23 in 2008	53	42
Total comprehensive income	$12,681	$568

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)

Nine months ended September 30,	2009	2008
Net income	$11,348	$17,951
Unrealized holding gains (losses) on securities available for sale, net of income tax expense of $6,833 in 2009 and income tax benefit of $7,124 in 2008	12,336	(13,232)
Noncredit-related losses on securities not expected to be sold, net of income tax benefit of $1,454 in 2009	(2,625)	–
Unrealized (losses) gains on cash flow hedge derivative instruments, net of income tax benefit of $16 in 2009 and income tax expense of $4 in 2008	(30)	8
Less reclassification adjustments:
Losses on securities, net of income tax benefit of $2,218 in 2009 and $378 in 2008	4,005	702
Gains on derivative instruments, net of income tax expense of $12 in 2008	–	22
Net periodic pension cost, net of income tax expense of $87 in 2009 and $68 in 2008	157	127
Total comprehensive income	$25,191	$5,578

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

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2009	2008	2009	2008

Net income	$4,913	$6,040	$11,348	$17,951

Weighted average basic shares	16,016.86	13,409.5	15,981.3	13,383.0
Dilutive effect of:
Options	14.2	134.0	11.6	141.3
Other	43.5	44.8	36.6	40.2
Weighted average diluted shares	16,074.5	13,588.3	16,029.5	13,564.5

Earnings per share:
Basic	$0.31	$0.45	$0.71	$1.34
Diluted	$0.31	$0.44	$0.71	$1.32

Weighted average stock options outstanding, not included in common stock equivalents above because they were anti-dilutive, were 702 thousand and 365 thousand for the three months ended September 30, 2009 and 2008, respectively.  These amounts totaled 849 thousand and 312 thousand for the nine months ended September 30, 2009 and 2008, respectively.

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

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, we have identified the allowance for loan losses, accounting for acquisitions and review of goodwill and intangible assets for impairment, and other-than-temporary impairment of investment securities as critical accounting policies.  As a result of the early adoption of provisions of ASC 320, “Investments – Debt and Equity Securities,” effective January 1, 2009, the Corporation has revised its critical accounting policy pertaining to other-than-temporary impairment of investment securities.  These provisions applied to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.  Therefore, the revised accounting policy below represents the only change in the Corporation’s critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and applies prospectively beginning January 1, 2009.

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

Debt securities:
In determining whether an other-than-temporary impairment has occurred for debt securities, the Corporation compares the present value of cash flows expected to be collected from the security with the amortized cost of the security.  If the present value of expected cash flows is less than the amortized cost of the security, then the entire amortized cost of the security will not be recovered; that is, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred.

With respect to holdings of collateralized debt obligations representing pooled trust preferred debt securities, estimates of cash flows are evaluated upon consideration of information including, but not limited to, past events, current conditions, and reasonable and supporting forecasts for the respective holding.  Such information generally includes the remaining payment terms of the security, prepayment speeds, the financial condition of the issuer(s), expected defaults, and the value of any underlying collateral.  The estimated cash flows shall be discounted at a rate equal to the current yield used to accrete the beneficial interest.

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

Management believes that the downturn in the local and national economies negatively impacted the credit quality of our loans, particularly in our commercial portfolio.  We have increased the allowance for loan losses in response to this condition as well as growth in the portfolio.  In response to these conditions, the Corporation has continued to refine its loan underwriting standards and has continued to enhance its credit monitoring and collection practices.  The weakness in the financial markets as described above also contributed to declines in the values of portions of our investment securities portfolio.  In addition, wealth management revenues are largely dependent on the value of assets under administration and are closely tied to the performance of the financial markets.

Composition of Earnings
Net income for the third quarter of 2009 amounted to $4.9 million, or 31 cents per diluted share, compared to $6.0 million, or 44 cents per diluted share, reported for the third quarter a year earlier.  The returns on average equity and average assets for the third quarter of 2009 were 7.94% and 0.68%, respectively, compared to 12.94% and 0.88%, respectively, for the same quarter in 2008.

Net income for the nine months ended September 30, 2009 amounted to $11.3 million, or 71 cents per diluted share, compared to $18.0 million, or $1.32 per diluted share, for the same period in 2008.  The returns on average equity and average assets for the first nine months of 2009 were 6.24% and 0.52%, respectively, compared to 12.68% and 0.90%, respectively, for the first nine months of 2008.  Earnings in 2009 were influenced by several factors as described below.

Net interest income for the third quarter of 2009 remained essentially flat compared to the third quarter a year ago.  On a year-to-date basis, net interest income increased $1.0 million, or 2 percent, from 2008.  No quarterly dividend has been received from the FHLB in 2009.  Dividend income on the Corporation’s investment in FHLB stock totaled $292 thousand and $1.1 million for the three and nine months ended September 30, 2008, respectively.

The loan loss provision charged to earnings amounted to $1.8 million and $6.5 million for the three and nine months ended September 30, 2009, respectively.  Comparable amounts for the same periods in 2008 were $1.1 million and $3.0 million, respectively.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.

Revenue from wealth management services, our primary source of noninterest income, is largely dependent on the value of assets under administration.  Wealth management revenues for the three and nine months ended September 30, 2009 were down by $1.1 million and $4.7 million, respectively, from the same periods in 2008.  The decline in the revenue source was primarily due to lower valuations in the financial markets in 2009, compared to the same periods in 2008.  While the balance of assets under administration at September 30, 2009 was approximately the same as the balance a year earlier, the average balances for the three and nine months ended September 30, 2009 were lower than the comparable average balances in 2008.

Due to strong residential mortgage refinancing and sales activity, net gains on loan sales and commissions on loans originated for others for the third quarter and first nine months of 2009 increased by $352 thousand and $2.0 million from the same periods in 2008.

Net impairment losses of $467 thousand were charged to earnings in the third quarter of 2009 for an investment security deemed to be other-than-temporarily impaired at September 30, 2009.  Impairment losses of $982 thousand were recognized in the third quarter of 2008 for securities deemed to be other-than-temporarily impaired in the third quarter of that year.  For the nine months ended September 30, 2009 and 2008, net impairment losses recognized in earnings totaled $2.5 million and $3.0 million, respectively.  Also included in noninterest income in the nine months ended September 30, 2009 and 2008, were net realized gains on securities of $314 thousand and $1.9 million, respectively.

Noninterest expenses for the third quarter of 2009 increased by $721 thousand, or 4 percent, from the third quarter of 2008, which included a $543 thousand increase in Federal Deposit Insurance Corporation (“FDIC”) deposit insurance costs.  On a year-to-date basis, total noninterest expenses increased by $4.2 million, or 8 percent, from 2008, which included a $2.8 million increase in FDIC deposit insurance costs.  In the second quarter of 2009, the Corporation recognized a FDIC special assessment of $1.35 million ($869 thousand after tax).  In addition to the special assessment, the year over year increase in FDIC deposit insurance costs also reflects higher assessment rates, which are generally expected to continue in effect for the foreseeable future.

During the first nine months of 2009, the Bank continued to experience firm demand for commercial loans in large part due to decreased lending activity by larger institutions in its lending area.  As a result, the bank continued to selectively expand its commercial lending relationships with new and existing customers while at the same time seeking to maintain its traditional commercial lending underwriting standards.  Also during the first nine months of 2009, the investment securities portfolio declined by approximately $134 million largely due to maturities and pay-downs on mortgage-backed securities.  Management has elected not to increase the portfolio primarily due to a lack of attractive investment opportunities in the current environment.

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

The Commercial Banking segment net income for three and nine months ended September 30, 2009 declined by $1.5 million and $1.6 million, respectively, from the amounts reported for the comparable 2008 periods.  On a year-to-date basis, net interest income increased by approximately 4% over 2008 amounts reflecting growth in average loan balances and lower deposit costs, offset in part by the elimination of FHLB dividend income as well as the impact of higher levels of nonaccrual loans in 2009.  Noninterest income derived from the Commercial Banking segment also increased over 2008 reported amounts largely due to increases in net gains on loan sales and commissions on loans originated for others.  The increases in net interest income and noninterest income were offset by a higher loan loss provision and an increase in Commercial Banking other noninterest expenses in 2009, as compared to 2008.  The increase in other noninterest expenses was attributable to increases in salaries and benefits and higher FDIC deposit insurance costs, including the second quarter 2009 special FDIC assessment.

The Wealth Management Services segment net income for three and nine months ended September 30, 2009 fell by $311 thousand and $2.4 million, respectively, from the amounts reported for the comparable 2008 periods.  Noninterest income derived from the Wealth Management Services segment for three and nine months ended September 30, 2009 decreased by 16% and 21%, respectively, from comparable 2008 periods.  This revenue is dependent to a large extent on the value of assets under administration and is closely tied to the performance of the financial markets.  Noninterest expenses for the Wealth Management Services segment also declined in 2009, as compared to 2008, reflecting lower incentive-based compensation.

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

Net interest income for the third quarter and first nine months of 2009 increased by $82 thousand and $1.0 million, respectively, from the same periods a year earlier.  Included in net interest income in third quarter and first nine months of 2008 was dividend income on the Corporation’s investment in FHLB stock of $292 thousand and $1.1 million, respectively.  No dividend has been received from FHLB in 2009.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the third quarter and first nine months of 2009 increased by $87 thousand and $1.0 million, respectively, from the same periods in 2008.  The net interest margin (FTE net interest income as a percentage of average interest–earnings assets) for the third quarter and first nine months of 2009 decreased by 11 basis points and 19 basis points, respectively, from the comparable 2008 periods.  The quarter and year-to-date declines in the net interest margin from 2008 reflect the elimination of the FHLB dividend income, margin compression, in general, on core deposit rates following the Federal Reserve’s actions to reduce short-term interest rates in late 2008 and early 2009, and the impact of higher levels of nonaccrual loans in 2009 compared to 2008.

Average interest-earning assets for the three and nine months ended September 30, 2009 increased $127 million and $254 million, respectively, from the same periods a year earlier.  This increase primarily reflects growth in the loan portfolio.  Total average loans for the three and nine months ended September 30, 2009 increased $175 million and $222 million, respectively, from the same periods in 2008 largely due to growth in the commercial loan portfolio.  The yield on total loans for the third quarter and first nine months of 2009 decreased by 80 basis points and 87 basis points, respectively, from the comparable 2008 periods, reflecting declines in short-term interest rates.  Total average securities for the third quarter of 2009 decreased by $35 million from the same quarter in 2008, largely due to maturities and pay-downs on mortgage-backed securities.  On a year-to-date basis, total average securities increased by $30 million from the same period in 2008, due largely to purchases of mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises during the fourth quarter of 2008.  The FTE rate of return on securities for the third quarter and first nine months of 2009 decreased by 59 basis points, as compared to the same periods in 2008.  The decrease in the total yield on securities reflects lower yields on variable rate securities tied to short-term interest rates.

For the three and nine months ended September 30, 2009, average interest-bearing liabilities increased by $66 million and $193 million, respectively, from the amounts reported for the same periods in 2008 primarily due to growth in deposits, offset in part by declines in FHLB advances.  The increase in deposits includes the successful first quarter 2009 transition of wealth management client money market deposits previously held in outside money market funds to fully insured and collateralized deposits.  This resulted in a $46 million year-to-date increase in average interest-bearing deposits.  For the third quarter and first nine months of 2009, average interest-bearing deposits increased by $154 million and $211 million, respectively, from the same periods a year earlier.  The average rate paid on interest-bearing deposits for the three and nine months ended September 30, 2009 decreased by 78 basis points and 77 basis points, respectively from the comparable periods in 2008.  Interest-bearing deposits include out-of-market brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLB advances and other sources.  Average out-of-market brokered certificates of deposit for the three and nine months ended September 30, 2009 decreased by $81 million and $1 million, respectively, from the same periods in 2008.  The average rate paid on out-of-market brokered certificates of deposit for the three and nine months ended September 30, 2009 decreased by 12 basis points and 21 basis points, respectively, from the comparable periods in 2008.  Excluding out-of-market brokered certificates of deposit, average in-market interest-bearing deposits or the third quarter and first nine months of 2009 increased by $235 million and $212 million, respectively, from the same periods a year earlier.  The average rate paid on in-market interest-bearing deposits for the three and nine months ended September 30, 2009 decreased by 71 basis points and 80 basis points, respectively from the comparable periods in 2008.

The growth in deposits enabled the Corporation to reduce its level of FHLB advances in 2009.  The average balance of FHLB advances for the three and nine months ended September 30, 2009 decreased by $86 million and $17 million, respectively, from the same period in 2008.  The average rate paid on such advances for the three and nine months ended September 30, 2009 decreased 2 basis points and 20 basis points, respectively, from the same periods a year earlier.

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

Three months ended September 30,	2009			2008
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$969,215	$12,850	5.26%	$812,749	$12,834	6.28%
Residential real estate loans, including
mortgage loans held for sale	616,825	8,113	5.22%	619,288	8,629	5.54%
Consumer loans	324,306	3,390	4.15%	303,745	4,106	5.38%
Total loans	1,910,346	24,353	5.06%	1,735,782	25,569	5.86%
Cash, federal funds sold
and other short-term investments	18,962	13	0.28%	31,213	128	1.63%
FHLB stock	42,008	–	–%	42,008	292	2.76%

Taxable debt securities	664,923	7,028	4.19%	696,815	8,504	4.85%
Nontaxable debt securities	80,667	1,166	5.73%	80,833	1,144	5.63%
Corporate stocks	5,027	89	7.02%	7,822	156	7.97%
Total securities	750,617	8,283	4.38%	785,470	9,804	4.97%
Total interest-earning assets	2,721,933	32,649	4.76%	2,594,473	35,793	5.49%
Non interest-earning assets	189,177			160,296
Total assets	$2,911,110			$2,754,769
Liabilities and Shareholders’ Equity:
NOW accounts	$184,253	$88	0.19%	$166,379	$77	0.18%
Money market accounts	366,712	840	0.91%	303,675	1,363	1.79%
Savings accounts	194,116	122	0.25%	173,654	203	0.47%
Time deposits	944,874	6,527	2.74%	891,803	8,241	3.68%
FHLB advances	672,746	7,094	4.18%	758,858	8,011	4.20%
Junior subordinated debentures	32,991	545	6.56%	32,991	524	6.31%
Other	20,742	246	4.71%	23,251	274	4.68%
Total interest-bearing liabilities	2,416,434	15,462	2.54%	2,350,611	18,693	3.16%
Demand deposits	201,678			187,238
Other liabilities	45,413			30,256
Shareholders’ equity	247,585			186,664
Total liabilities and shareholders’ equity	$2,911,110			$2,754,769
Net interest income (FTE)		$17,187			$17,100
Interest rate spread			2.22%			2.33%
Net interest margin			2.51%			2.62%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended September 30,	2009	2008
Commercial and other loans	$50	$49
Nontaxable debt securities	385	366
Corporate stocks	26	41
Total	$461	$456

Nine months ended September 30,	2009			2008
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$927,931	$37,231	5.36%	$756,636	$37,190	6.57%
Residential real estate loans, including
mortgage loans held for sale	633,365	25,375	5.36%	606,422	25,183	5.55%
Consumer loans	322,078	10,135	4.21%	298,136	12,662	5.67%
Total loans	1,883,374	72,741	5.16%	1,661,194	75,035	6.03%
Cash, federal funds sold
and other short-term investments	19,520	39	0.27%	21,506	318	1.97%
FHLB stock	42,008	–	–%	38,367	1,081	3.76%

Taxable debt securities	719,398	23,065	4.29%	684,371	25,222	4.92%
Nontaxable debt securities	80,672	3,498	5.80%	81,168	3,440	5.66%
Corporate stocks	5,707	262	6.16%	10,257	598	7.80%
Total securities	805,777	26,825	4.45%	775,796	29,260	5.04%
Total interest-earning assets	2,750,679	99,605	4.84%	2,496,863	105,694	5.65%
Non interest-earning assets	182,160			164,921
Total assets	$2,932,839			$2,661,784
Liabilities and Shareholders’ Equity:
NOW accounts	$178,470	$242	0.18%	$165,551	$236	0.19%
Money market accounts	369,453	3,154	1.14%	315,499	5,314	2.25%
Savings accounts	186,881	422	0.30%	174,425	853	0.65%
Time deposits	960,450	21,787	3.03%	829,028	24,628	3.97%
FHLB advances	711,575	21,433	4.03%	728,920	23,104	4.23%
Junior subordinated debentures	32,991	1,503	6.09%	29,341	1,371	6.24%
Other	21,678	735	4.53%	25,496	863	4.52%
Total interest-bearing liabilities	2,461,498	49,276	2.68%	2,268,260	56,369	3.32%
Demand deposits	184,590			174,973
Other liabilities	44,255			29,801
Shareholders’ equity	242,496			188,750
Total liabilities and shareholders’ equity	$2,932,839			$2,661,784
Net interest income (FTE)		$50,329			$49,325
Interest rate spread			2.16%			2.33%
Net interest margin			2.45%			2.64%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,	2009	2008
Commercial and other loans	$152	$139
Nontaxable debt securities	1,159	1,096
Corporate stocks	72	163
Total	$1,383	$1,398

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			Nine months ended
	September 30, 2009 vs. 2008			September 30, 2009 vs. 2008
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg	Volume	Rate	Net Chg
Interest on interest-earning assets:
Commercial and other loans	$2,250	$(2,234)	$16	$7,598	$(7,557)	$41
Residential real estate loans, including
mortgage loans held for sale	(35)	(481)	(516)	1,095	(903)	192
Consumer loans	264	(980)	(716)	951	(3,478)	(2,527)
Cash, federal funds sold and short-term investments	(37)	(78)	(115)	(27)	(252)	(279)
FHLB stock	–	(292)	(292)	94	(1,175)	(1,081)
Taxable debt securities	(376)	(1,100)	(1,476)	1,234	(3,391)	(2,157)
Nontaxable debt securities	(2)	24	22	(21)	79	58
Corporate stocks	(50)	(17)	(67)	(228)	(108)	(336)
Total interest income	2,014	$(5,158)	(3,144)	10,696	(16,785)	(6,089)
Interest on interest-bearing liabilities:
NOW accounts	7	4	11	18	(12)	6
Money market accounts	243	(766)	(523)	795	(2,955)	(2,160)
Savings accounts	22	(103)	(81)	58	(489)	(431)
Time deposits	469	(2,183)	(1,714)	3,547	(6,388)	(2,841)
FHLB advances	(901)	(16)	(917)	(553)	(1,118)	(1,671)
Junior subordinated debentures	–	21	21	167	(35)	132
Other	(29)	1	(28)	(128)	–	(128)
Total interest expense	(189)	(3,042)	(3,231)	3,904	(10,997)	(7,093)
Net interest income	$2,203	$(2,116)	$87	$6,792	$(5,788)	$1,004

Provision and Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the inherent risk of loss in the loan portfolio as of the balance sheet date.  The allowance for loan losses was $26.4 million, or 1.39% of total loans, at September 30, 2009, compared to $23.7 million, or 1.29% of total loans, at December 31, 2008.  The loan loss provision charged to earnings for the three and nine months ended September 30, 2009 amounted to $1.8 million and $6.5 million, respectively, compared to $1.1 million and $3.0 million, respectively, for the same periods in 2008.  The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, our ongoing evaluation of credit quality, with particular emphasis on the commercial portfolio, general economic conditions and growth in the loan portfolio.  Net charge-offs were $1.4 million and $3.8 million in the third quarter and first nine months of 2009, respectively, as compared to net charge-offs of $432 thousand and $596 thousand, respectively in the same periods a year earlier.  Commercial loan net charge-offs represented 86% of total net charge-offs in the first nine months of 2009.  The Corporation will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  Washington Trust’s primary sources of noninterest income are revenues from wealth management services, service charges on deposit accounts, merchant credit card processing fees, and net gains on loan sales and commissions on loans originated for others.  Also included in noninterest income are earnings generated from bank-owned life insurance (“BOLI”) and net impairment losses for securities deemed to be other-than-temporarily impaired.  Total noninterest income for the third quarter of 2009 increased $447 thousand, or 4 percent, from the third quarter of 2008.  On a year-to-date basis, total noninterest income decreased by $2.5 million, or 8 percent, from 2008, reflecting declines in wealth management revenues and lower net realized gains on securities, which were partially offset by higher net gains on loan sales and commissions on loans originated for others as well as higher levels of merchant processing fee income.

The following table presents a noninterest income comparison for the three and nine months ended September 30, 2009 and 2008:

(Dollars in thousands)	Three Months				Nine Months
			$	%			$	%
Periods ended September 30,	2009	2008	Chg	Chg	2009	2008	Chg	Chg
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$4,717	$5,238	$(521)	(10%)	$13,241	$15,901	$(2,660)	(17%)
Mutual fund fees	1,089	1,383	(294)	(21%)	2,997	4,169	(1,172)	(28%)
Financial planning, commissions and other service fees	243	570	(327)	(57%)	1,178	2,029	(851)	(42%)
Wealth management services	6,049	7,191	(1,142)	(16%)	17,416	22,099	(4,683)	(21%)
Service charges on deposit accounts	1,257	1,215	42	3%	3,571	3,583	(12)	–%
Merchant processing fees	2,619	2,221	398	18%	6,054	5,407	647	12%
Income from bank-owned life insurance	451	452	(1)	–%	1,342	1,352	(10)	(1%)
Net gains on loan sales and commissions on loans originated for others	591	239	352	147%	3,187	1,163	2,024	174%
Net realized gains on securities	–	–	–	–%	314	1,909	(1,595)	(84%)
Net unrealized gains (losses) on interest rate swap contracts	92	(24)	116	483%	493	121	372	307%
Other income	445	278	167	60%	1,329	1,148	181	16%
Noninterest income, excluding other-than-temporary impairment losses	11,504	11,572	(68)	(1%)	33,706	36,782	(3,076)	(8%)
Total other-than-temporary impairment losses on securities	(2,293)	(982)	(1,311)	(134%)	(6,537)	(2,989)	(3,548)	(119%)
Portion of loss recognized in other comprehensive income (before taxes)	1,826	–	1,826	–%	4,079	–	4,079	–%
Net impairment losses recognized in earnings	(467)	(982)	515	52%	(2,458)	(2,989)	531	18%
Total noninterest income	$11,037	$10,590	$447	4%	$31,248	$33,793	$(2,545)	(8%)

Wealth management revenues for the third quarter of 2009 decreased $1.1 million, or 16 percent, from the third quarter of 2008.  For the nine months ended September 30, 2009, wealth management revenues were down $4.7 million, or 21 percent, from the same period in 2008.  Wealth management revenues are largely dependent on the value of assets under administration and are closely tied to the performance of the financial markets.  Assets under administration totaled $3.603 billion at September 30, 2009, up $456 million, or 14 percent, from December 31, 2008, reflecting net market value appreciation and income of $458 million and net client cash outflows of $3 million.  Assets under administration declined by $21 million, or 1 percent, from September 30, 2008.  While the balance of assets under administration at September 30, 2009 was within 1 percent of the balance a year earlier, the average balances for the three and nine months ended September 30, 2009 were lower than the comparable average balances in 2008.

The following table presents the changes in wealth management assets under administration for the three and nine months ended September 30, 2009 and 2008:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2009	2008	2009	2008
Balance at the beginning of period	$3,316,308	$3,923,595	$3,147,649	$4,014,352
Net market value (depreciation) appreciation and income	295,257	(322,953)	458,401	(512,983)
Net client cash flows	(8,141)	23,860	(2,626)	123,133
Balance at the end of period	$3,603,424	$3,624,502	$3,603,424	$3,624,502

Merchant processing fees for the three and nine months ended September 30, 2009 increased by $398 thousand and $647 thousand, respectively, from the same periods a year earlier primarily due to increases in the volume of transactions processed for existing and new customers.

We originate residential mortgage loans for sale in the secondary market and also originate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  This revenue source is subject to market volatility and dependent on mortgage origination volume, which is sensitive to rates and the condition of housing markets.  In addition, from time to time we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors.  Due to strong residential mortgage refinancing and sales activity, net gains on loan sales and commissions on loans originated for others for the third quarter and first nine months of 2009 increased by $352 thousand and $2.0 million, respectively, from the same periods in 2008.  In the first quarter of 2008, Washington Trust sold $17.9 million in residential portfolio loans for interest rate risk and balance sheet management purposes, which resulted in a gain on sale of $80 thousand.  We do not have a practice of selling loans from portfolio and except for the sale described above we have not sold any packages of loans from our portfolio in many years.

In the third quarters of 2009 and 2008, there were no net realized gains on sales of securities.  On a year-to-date basis, net realized gains on sales of securities amounted to $314 thousand, compared to net realized gains of $1.9 million in 2008.

Net unrealized gains on interest rate swap contracts amounted to $92 thousand for the third quarter of 2009, compared to net unrealized losses of $24 thousand for the third quarter of 2008.  On a year-to-date basis, net unrealized gains on interest rate swap contracts totaled $493 thousand and $121 thousand, respectively.  The increase in this revenue source was primarily due to certain interest rate swap contracts executed by Washington Trust to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  See additional discussion on interest rate swap contracts in Note 9 to the Consolidated Financial Statements.

Included in noninterest income in the third quarter of 2009 were net impairment losses of $467 thousand for an investment security deemed to be other-than-temporarily impaired at September 30, 2009.  Impairment losses of $982 thousand were recognized in the third quarter of 2008 for securities deemed to be other-than-temporarily impaired in the third quarter of that year.  Results for the first nine months of 2009 and 2008 included net impairment losses charged to earnings of $2.5 million and $3.0 million, respectively.

Noninterest Expense
Noninterest expenses for the third quarter and first nine months of 2009 increased by $721 thousand and $4.2 million, respectively, from the same periods a year ago.

The following table presents a noninterest expense comparison for the three and nine months ended September 30, 2009 and 2008:

(Dollars in thousands)	Three Months				Nine Months
			$	%			$	%
Periods ended September 30,	2009	2008	Chg	Chg	2009	2008	Chg	Chg
Noninterest expense:
Salaries and employee benefits	$10,416	$10,580	$(164)	(2%)	$31,250	$31,334	$(84)	–%
Net occupancy	1,232	1,123	109	10%	3,580	3,325	255	8%
Equipment	916	956	(40)	(4%)	2,927	2,877	50	2%
Merchant processing costs	2,213	1,857	356	19%	5,136	4,523	613	14%
Outsourced services	683	700	(17)	(2%)	2,037	2,078	(41)	(2%)
Legal, audit and professional fees	546	626	(80)	(13%)	1,885	1,599	286	18%
FDIC deposit insurance costs	808	265	543	205%	3,602	772	2,830	367%
Advertising and promotion	422	376	46	12%	1,214	1,229	(15)	(1%)
Amortization of intangibles	303	320	(17)	(5%)	919	972	(53)	(5%)
Other	1,653	1,668	(15)	(1%)	5,361	4,958	403	8%
Total noninterest expense	$19,192	$18,471	$721	4%	$57,911	$53,667	$4,244	8%

Net occupancy for the third quarter and first nine months of 2009 increased by $109 thousand and $255 thousand, respectively, from the same periods in 2008 largely due to increased rental expense for premises leased by the Bank.

Merchant processing costs for the three and nine months ended September 30, 2009 increased by $356 thousand and $613 thousand, respectively, from the same periods a year earlier primarily due to increases in the volume of transactions processed for existing and new customers.

Legal, audit and professional fees for the three months ended September 30, 2009 declined by $80 thousand, or 13 percent from the same period a year ago.  On a year-to-date basis, legal, audit and professional fees increased by $286 thousand, or 18 percent, from the same period in 2008.  This increase in legal, audit and professional fees was attributable to higher recruitment costs and legal costs associated with product development and maintenance and other matters.

FDIC deposit insurance costs for the three and nine months ended September 30, 2009 were up by $543 thousand and $2.8 million, respectively, from the same periods in 2008.  A special FDIC assessment of $1.35 million ($869 thousand after tax) was recorded in the second quarter of 2009.  In addition to the special assessment, the year over year increase in FDIC deposit insurance costs also reflects higher assessment rates.

Included in other noninterest expenses in 2009 was a $250 thousand charge incurred in the first quarter of this year in connection with the repositioning of investment options in the Corporation’s 401(k) Plan.  Also included in the increase in other noninterest expenses were higher credit and collection costs of $214 thousand in nine months ended September 30, 2009, compared to same period in 2008.

Income Taxes
Income tax expense amounted to $1.9 million and $4.4 million, respectively, for the three and nine months ended September 30, 2009, as compared to $1.6 million and $7.2 million, respectively, for the same periods in 2008.  In the third quarter of 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions and requiring combined income tax reporting.  As a result, the Corporation revalued its net deferred tax asset and recognized an income tax benefit of $841 thousand in the third quarter of 2008.  The Corporation’s effective tax rate for the three and nine months ended September 30, 2009 was 27.4% and 28.1%, respectively, as compared to 21.2% and 28.5%, respectively, for the same periods last year.  The effective tax rates differed from the federal rate of 35% due to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
Total assets amounted to $2.9 billion at September 30, 2009, a decrease of $77 million from December 31, 2008.  Total loans increased by $67 million, or 4%, during the first nine months of 2009, led by growth in commercial loans.  The securities portfolio decreased by $134 million during the first nine months of 2009, largely due to maturities and pay-downs on mortgage-backed securities.  Total liabilities were down by $94 million in the nine months ended September 30, 2009, with FHLB advances decreasing by $193 million and total deposits increasing by $103 million.  Shareholders’ equity totaled $252 million at September 30, 2009, compared to $235 million at December 31, 2008.  See additional discussion under the caption “Liquidity and Capital Resources.”

The Corporation has classified certain financial assets and liabilities as Level 1, 2 or 3 within the fair value hierarchy set forth in the ASC 820, “Fair Value Measurements and Disclosures.”  Fair values determined by Level 1 inputs utilize quoted prices for identical assets or liabilities in active markets.  Fair values determined by Level 2 inputs utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Fair values determined by Level 3 inputs utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.  As of September 30, 2009 and December 31, 2008, our Level 3 financial instruments recorded at fair value on a recurring basis were comprised primarily of two available for sale pooled trust preferred securities, which were not actively traded.  As of September 30, 2009, the Corporation concluded that there has been a significant decrease in the volume and level of activity for our Level 3 pooled trust preferred securities and quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected distressed sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with the provisions of ASC 820, “Fair Value Measurements and Disclosures.”  If Washington Trust was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their fair values.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.  At September 30, 2009 the investment securities portfolio totaled $733 million, down by $134 million from the balance at December 31, 2008, largely due to maturities and pay-downs on mortgage-backed securities.  Washington Trust’s investment securities portfolio consists largely of mortgage-backed securities.  All of the Corporation’s mortgage-backed securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.

As disclosed in Note 4 to the Consolidated Financial Statements, Washington Trust elected to early adopt provisions of ASC 320, “Investments – Debt and Equity Securities,” (formerly FSP No. FAS 115-2 and FAS 124-2) and applied this guidance to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.

The net unrealized gain position on securities available for sale amounted to $16.2 million at September 30, 2009 compared to a net unrealized loss position on securities available for sale of $3.2 million at December 31, 2008.  Included in these net amounts were gross unrealized losses amounting to $17.0 million and $23.1 million at September 30, 2009 and December 31, 2008, respectively.

At September 30, 2009, approximately 92% of the gross unrealized losses in the investment securities portfolio were concentrated in variable rate trust preferred securities issued by financial services companies.

The following tables present information concerning the named issuers and pooled trust preferred obligations, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Issuer Trust Preferred Securities

(Dollars in thousands)
	September 30, 2009				Credit Ratings
Named Issuer		Amortized	Fair	Unrealized	September 30, 2009			Form 10-Q Filing Date
(parent holding company)	(a)	Cost (b)	Value	Loss	Moody's	S&P		Moody's	S&P
JPMorgan Chase & Co.	2	$9,711	6,559	(3,152)	A1	BBB+		A1	BBB+
Bank of America Corporation	3	5,724	3,657	(2,067)	Baa3	B	(d)	Baa3	B	(d)
Wells Fargo & Company	2	5,097	3,206	(1,891)	A3	A-	(c)	A3	A-	(c)
SunTrust Banks, Inc.	1	4,163	2,174	(1,989)	Baa2	BB+	(d)	Baa2	BB+	(d)
Northern Trust Corporation	1	1,979	1,093	(886)	A2	A-		A2	A-
State Street Corporation	1	1,967	1,630	(337)	A2	BBB+		A2	BBB+
Huntington Bancshares Incorporated	1	1,913	820	(1,093)	Baa3	B	(d)	Baa3	B	(d)
Totals		$30,554	19,139	(11,415)

(a)	Number of separate issuances, including issuances of acquired institutions.
(b)	Net of other-than-temporary impairment losses recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009.
(c)	Rating applies to one of the two issuances with a book value of $1,967 and fair value of $1,238. The second issuance is not rated by S&P.

(d)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this quarterly report. We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this quarterly report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2009.

Pooled Trust Preferred Obligations
(Dollars in thousands)	September 30, 2009
					Deferrals	Credit Ratings
	Amortized	Fair	Unrealized	No. of Cos. in	and Defaults	September 30, 2009		Form 10-Q Filing Date
Deal Name	Cost	Value	Loss	Issuance	(a)	Moody's	S&P	Moody's	S&P
Tropic CDO 1, tranche A4L (d)	$3,650	1,291	(2,359)	38	35.4%	Caa3 (c)	(b)	Ca (c)	(b)

Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	2,025	199	(1,826)	73	30.1%	Ca (c)	(b)	Ca (c)	(b)
Totals	$5,675	1,490	(4,185)

(a)	Percentage of pool collateral in deferral or default status.
(b)	Not rated by S&P.
(c)	Rating is below investment grade.
(d)
Based on information available as of the filing date of this quarterly report, 14 of the 38 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $106.2 million of the underlying collateral pool was in deferral or default status, or 35.4% of the total original collateral balance of $300 million.  The tranche instrument held by the Corporation was current with respect to its quarterly debt service (interest) payments as of the most recent quarterly payment date of October 15, 2009.  The instrument was downgraded to a below investment grade rating of “Caa3” by Moody’s on March 27, 2009 and further downgraded by Moody’s to a rating of “Ca” on October 30, 2009.  During the quarter ended March 31, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument and will not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of March 31, 2009 and recognized an other-than-temporary impairment charge of $3.6 million pursuant to the provisions of ASC 320, which the Corporation early adopted effective January 1, 2009.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $1.4 million.  This investment security was also placed on nonaccrual status as of March 31, 2009.  The analysis of the expected cash flows for this security as of September 30, 2009 and the rating downgrade on October 30, 2009 did not negatively affect the amount of credit-related impairment loss previously recognized on this security.

(e)
Based on information available as of the filing date of this quarterly report, 18 of the 73 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $264.1 million of the underlying collateral pool was in deferral or default status, or 30.1% of the total original collateral pool of $877.4 million.  The tranche instrument held by the Corporation had deferred the quarterly interest payment due in December 2008.  The instrument was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  This security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.9 million.  This investment security was also placed on nonaccrual status as of December 31, 2008.  Pursuant to the provisions of ASC 320 adopted effective January 1, 2009 and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation has concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified this noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.3 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by the amount of the cumulative effect adjustment before taxes.  During the quarter ended September 30, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument and will not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized an other-than-temporary impairment charge of $2.3 million pursuant to the provisions of ASC 320 adopted effective January 1, 2009.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $467 thousand.

The following is supplemental information concerning common and perpetual preferred stock investment securities:

	At September 30, 2009
	Amortized	Unrealized		Fair
(Dollars in thousands)	Cost (a)	Gains	Losses	Value
Common and perpetual preferred stocks
Common stocks	$658	$28	$–	$686
Perpetual preferred stocks:
Financials	2,354	161	(69)	2,446
Utilities	1,000	–	(125)	875
Total perpetual preferred stocks	3,354	161	(194)	3,321
Total common and perpetual preferred stocks	$4,012	$189	$(194)	$4,007

(a)	Net of other-than-temporary impairment losses recognized in earnings.

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2009	2008	2009	2008
Trust preferred debt securities:
Collateralized debt obligations	$(467)	$–	$(1,817)	$–
Common and perpetual preferred stocks:
Common stock (financials)	–	–	(146)	–
Fannie Mae and Freddie Mac perpetual preferred stocks	–	(982)	–	(1,412)
Other perpetual preferred stocks (financials)	–	–	(495)	(1,577)
Total	$(467)	$(982)	$(2,458)	$(2,989)

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

Federal Home Loan Bank Stock
The Corporation is required to maintain a level of investment in FHLB stock based on the level of its FHLB advances.  As of September 30, 2009 and December 31, 2008, the Corporation’s investment in FHLB stock totaled $42.0 million.  At September 30, 2009, the Corporation’s investment in FHLB stock exceeded its required investment by $8 million.  No market exists for shares of the FHLB.  FHLB stock may be redeemed at par value five years following termination of FHLB membership, subject to limitations which may be imposed by the FHLB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLB.  While the Corporation currently has no intentions to terminate its FHLB membership, the ability to redeem its investment in FHLB stock is subject to the conditions imposed by the FHLB.  On April 10, 2009, the FHLB reiterated to its members that it is focusing on preserving capital in response to ongoing market volatility including the suspension of its quarterly dividend and the extension of a moratorium on excess stock repurchases.

On August 12, 2009, the FHLB filed its Form 10-Q with the SEC, for the quarterly period ended June 30, 2009.  The FHLB reported a net loss of $4.2 million and $87.6 million for the three and six months ended June 30, 2009, respectively.  This compared to net income of $52.5 million and $108.6 million for the same periods in 2008.  On October 29, 2009, the FHLB released its third quarter results to its members.  The FHLB reported a net loss of $105.4 million for the third quarter of 2009, compared to net income of $49.7 million for the same period in 2008.  Additionally, it reported total capital of $2.6 billion at September 30, 2009, compared to $3.4 billion at December 31, 2008.  These results reflected the impact on earnings and accumulated other comprehensive loss of fair value declines associated with securities deemed to be other-than-temporarily impaired.  Despite these negative trends, the FHLB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency.  The FHLB has the capacity to issue additional debt if necessary to raise cash.  If needed, the FHLB also has the ability to secure funding available to GSEs through the U.S. Treasury.  Based on the capital adequacy and the liquidity position of the FHLB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLB stock as of September 30, 2009.  Further deterioration of the FHLB’s capital levels may require the Corporation to deem its restricted investment in FHLB stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLB stock would reflect fair value using either observable or unobservable inputs.

Loans
Washington Trust’s loan portfolio amounted to $1.9 billion at September 30, 2009, up $67 million, or 4%, in the first nine months of 2009, due primarily to $96 million of growth in the commercial loan portfolio, which was offset in part by a $37 million decline in residential real estate loans.

Commercial Loans
Commercial loans fall into two major categories, commercial real estate and other commercial loans (commercial and industrial).  Commercial real estate loans consist of commercial mortgages and construction and development loans.  Commercial mortgages are loans secured by income producing property.

Commercial lending represents a significant portion of the Bank’s loan portfolio.  Beginning in 2007, as deteriorating conditions in the local economy caused a decline in residential and consumer loan demand, the Bank experienced increased demand for commercial mortgage and other commercial loans in large part due to decreased lending activity by larger institutions in its lending area  As a result, the Bank sought to selectively expand its commercial lending relationships with new and existing customers while at the same time maintaining its traditional commercial lending underwriting standards.  Total commercial loans increased from 40% of total loans at December 31, 2006 to 43% at December 31, 2007, 48% at December 31, 2008 and 51% at September 30, 2009.  During the first nine months of 2009, total commercial loans increased by 11%.

With respect to commercial mortgage lending, management believes that the portfolio growth is in large part attributable to enhanced business cultivation efforts with new and existing borrowers.  The growth in the commercial portfolio was achieved while maintaining the Bank’s overall commercial lending underwriting standards, interest rates and levels of interest rate risk.  With respect to other commercial loans (commercial and industrial, loans to small businesses), management believes that the portfolio growth is in large part attributable to the Bank’s success in attracting commercial borrowers from larger institutions in its regional market area of southern New England, primarily in Rhode Island.  Management believes that continued deterioration in national and regional economic conditions may cause some reduction in demand and loan origination activity for commercial mortgages and other commercial loans.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $553 million at September 30, 2009, up by $95 million, 21%, from December 31, 2008.  Growth in this category in the first nine months of 2009 was primarily in our general market area of southern New England.

The following table presents a geographic summary of commercial real estate loans by property location.

(Dollars in thousands)	September 30, 2009
	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$496,711	89.9%
New York, New Jersey, Pennsylvania	40,109	7.3%
New Hampshire, Maine	14,013	2.5%
Other	1,714	0.3%
Total	$552,547	100.0%

Other Commercial Loans
Other commercial loans amounted to $423.8 million at September 30, 2009, up by $965 thousand, or 0.2%, from the balance at the end of 2008.  Other commercial loans are largely collateralized and in many cases the collateral consists of real estate occupied by the business as well as other business assets.

Residential Real Estate Loans
Residential real estate loans decreased by $37 million, or 6%, from the balance at December 31, 2008.  Washington Trust experienced strong residential mortgage refinancing and mortgage sales activity in the first nine months of 2009.  Washington Trust originates residential mortgage loans within our general market area of southern New England for portfolio and for sale in the secondary market.  The majority of loans sold are sold with servicing released.  From time to time Washington Trust purchases one-to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  During the first nine months of 2009, $1.1 million of loans were purchased from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  The total balance of purchased residential mortgages amounted to $139.6 million as of September 30, 2009.

Washington Trust has never offered a sub-prime mortgage program and has no option-adjusted ARMs.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	September 30, 2009
	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$549,833	91.0%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	21,496	3.6%
Ohio	15,078	2.5%
California, Washington, Oregon	8,661	1.4%
Colorado, Texas, New Mexico, Utah	5,052	0.8%
Georgia	2,524	0.4%
New Hampshire	1,350	0.2%
Other	579	0.1%
Total	$604,573	100.0%

Consumer Loans
Consumer loans increased by $8.9 million, or 3%, in the first nine months of 2009, primarily due to increases in home equity lines. Our consumer portfolio is predominantly home equity lines and home equity loans, representing 82% of the total consumer portfolio of $326 million at September 30, 2009.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Corporation estimates that approximately 55% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)		September 30,	December 31,
		2009	2008
Commercial mortgages	90 days or more past due	$7,972	$1,826
	Less than 90 days past due	174	116

Commercial construction and development	90 days or more past due	–	–
	Less than 90 days past due	–	–

Other commercial	90 days or more past due	6,982	3,408
	Less than 90 days past due	3,922	437

Residential real estate mortgages	90 days or more past due	4,186	973
	Less than 90 days past due	1,127	781

Consumer	90 days or more past due	300	77
	Less than 90 days past due	550	159
Nonaccrual loans	90 days or more past due	19,440	6,284
	Less than 90 days past due	5,773	1,493
Total nonaccrual loans		25,213	7,777
Nonaccrual investment securities		1,490	633
Property acquired through foreclosure or repossession, net		1,186	392
Total nonperforming assets		$27,889	$8,802
Nonaccrual loans as a percentage of total loans		1.32%	0.42%
Nonperforming assets as a percentage of total assets		0.97%	0.30%
Allowance for loan losses to nonaccrual loans		104.83%	305.07%
Allowance for loan losses to total loans		1.39%	1.29%

Nonaccrual investment securities at September 30, 2009 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”  Property acquired through foreclosure or repossession amounted to $1.2 million at September 30, 2009, compared to $392 thousand at the end of 2008.  The balance at September 30, 2009 consisted of one residential property.

The Corporation has made no changes in its practices or policies during 2009 concerning the placement of loans or investment securities into nonaccrual status.

Total nonaccrual loans increased from $7.8 million at December 31, 2008 to $25.2 million at September 30, 2009.  The increase in nonaccrual loans primarily consists of 2 commercial real estate relationships with a total carrying value of $7.6 million at September 30, 2009, 6 relationships included in other commercial loans totaling $5.9 million, and 5 residential mortgages totaling $2.6 million.  Management believes that the declining credit quality trend in 2009 is primarily related to weakened national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.

There were no accruing loans 90 days or more past due at September 30, 2009 or December 31, 2008.

Troubled Debt Restructurings
The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)	September 30,	December 31,
	2009	2008
Accruing troubled debt restructured loans:
Commercial mortgages	$2,107	$–
Other commercial loans	375	–
Residential real estate loans	3,520	263
Consumer loans	822	607
Accruing troubled debt restructured loans	6,824	870
Nonaccrual troubled debt restructured loans:
Other commercial loans	353	–
Residential real estate loans	336	–
Consumer loans	7	–
Nonaccrual troubled debt restructured loans	696	–
Total trouble debt restructured loans	$7,520	$870

In the course of resolving loans which are nonperforming in accordance with contractual repayment terms, the Corporation may choose to restructure terms of the loan with the borrower.  As a result of deteriorating economic conditions, the Corporation has experienced an increase in troubled debt restructuring events involving residential and commercial borrowers.  Restructurings frequently involve the deferral of some portion of the contractual payment and/or the extension of a maturity date.  Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan.  Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms.

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  At September 30, 2009, the recorded investment in impaired loans was $27 million, including loans of $18 million with a related loan loss allowance of $2.3 million.  At December 31, 2008, the recorded investment in impaired loans was $7 million, including loans of $3 million with a related loan loss allowance of $698 thousand.  During the three months ended September 30, 2009 and 2008, interest income recognized on impaired loans amounted to approximately $223 thousand and $74 thousand, respectively.  For the nine months ended September 30, 2009 and 2008, interest income recognized on impaired loans amounted to approximately $410 thousand and $226 thousand, respectively.

Loan Delinquencies
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
	September 30, 2009		December 31, 2008
	Amount	% (1)	Amount	% (1)
Loans 30 – 59 days past due:
Commercial real estate loans	$4,699		$3,466
Other commercial loans	1,496		2,024
Residential real estate loans	2,164		3,113
Consumer loans	593		76
Loans 30 – 59 days past due	$8,952		$8,679
Loans 60 – 89 days past due:
Commercial real estate loans	$400		$6
Other commercial loans	609		785
Residential real estate loans	569		1,452
Consumer loans	39		401
Loans 60 – 89 days past due	$1,617		$2,644
Loans 90 days or more past due:
Commercial real estate loans	$7,972		$1,826
Other commercial loans	6,982		3,408
Residential real estate loans	4,186		973
Consumer loans	300		77
Loans 90 days or more past due	$19,440		$6,284
Total past due loans:
Commercial real estate loans	$13,071	2.37%	$5,298	1.16%
Other commercial loans	9,087	2.14%	6,217	1.47%
Residential real estate loans	6,919	1.14%	5,538	0.86%
Consumer loans	932	0.29%	554	0.17%
Total past due loans	$30,009	1.57%	$17,607	0.96%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

Total 30 day+ delinquencies amounted to $30.0 million, or 1.57% of total loans, at September 30, 2009, up $12.4 million in the first nine months of 2009, with the largest increases in the commercial categories.  The increase in total 30 day+ delinquencies is attributable to weakened economic conditions in general, and not to any specific underwriting characteristic or credit risk category.

Commercial real estate loan delinquencies amounted to $13.1 million, or 2.37% of total commercial real estate loans, at September 30, 2009, an increase of $7.8 million in the first nine months of 2009.  The largest single delinquent commercial real estate loan relationship amounted to $5.4 million, secured by various properties including a retail center and office complex.  Total commercial real estate loans 90 days or more past due have increased from $1.8 million at December 31, 2008 to $8.0 million at September 30, 2009.  Included in this is the balance attributable to the aforementioned borrower as well as a loan secured by a hotel property with a carrying value of $2.3 million, net of a $1.2 million charge-off recognized in the first six months of 2009.

Other commercial loan delinquencies amounted to $9.1 million, or 2.14% of total other commercial loans, at September 30, 2009, an increase of $2.9 million in the first nine months of 2009.  The largest single delinquent other commercial loan relationship amounted to $736 thousand, secured by a retail building, which was more than 90 days past due as of September 30, 2009.  The total amount of other commercial loan delinquencies over 90 days past due has increased from $3.4 million at December 31, 2008 to $7.0 million at September 30, 2009.  Management believes this increase primarily reflects the adverse effect of weakened economic conditions on these business borrowers.

Residential mortgage loan delinquencies amounted to $6.9 million, or 1.14% of residential mortgage loans, at September 30, 2009, an increase of $1.4 million in the first nine months of 2009.  Consumer loan delinquencies were $932 thousand, or 0.29% of total consumer loans, at September 30, 2009, compared to $554 thousand, or 0.17%, at the end of 2008.  Total 90 day+ delinquencies in the residential mortgage and consumer loan categories amounted to

$4.2 million (13 loans) and $300 thousand (6 loans), respectively, at September 30, 2009.  Comparable amounts at December 31, 2008 were $973 thousand (5 loans) and $77 thousand (2 loans), respectively.

We use various techniques to monitor credit deterioration in the residential mortgage loan portfolio.  Among these techniques, the Corporation periodically tracks loans with an updated FICO score below 660 and an estimated loan to value (“LTV”) ratio of more than 85%, with LTV determined via statistical modeling analyses.  The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts.  This information and trends associated with this information is considered by management in its assessment of the allocation of loss exposure in the residential mortgage loan portfolio.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2009, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the disclosure of nonaccrual or restructured loans above.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $13.7 million in potential problem loans at September 30, 2009, as compared to $9.3 million at December 31, 2008.  Approximately 96% of the potential problem loans at September 30, 2009 consisted of 5 commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  The Corporation’s loan policy provides guidelines for the review and monitoring of such loans in order to facilitate collection.

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

At September 30, 2009, the allowance for loan losses was $26.4 million, or 1.39% of total loans, which compares to an allowance of $23.7 million, or 1.29% of total loans at December 31, 2008.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.

The methodology to measure the amount of estimated loan loss exposure includes an analysis of individual loans deemed to be impaired.  Other individual commercial loans and commercial mortgage loans are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  During 2009 we have continued to periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We have continued to adjust loss allocations for various factors including declining trends in real estate values and deterioration in general economic conditions.

Appraisals are generally obtained from independent appraisal firms for real estate collateral dependant commercial loans in the process of collection or when warranted by other deterioration in the borrower’s credit status.  The Corporation has continued to maintain appropriate professional standards regarding the professional qualifications of appraisers and has an internal review process to monitor the quality of appraisals.

Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators, the Corporation’s historical loss experience and comparison to industry standards of loss allocation factors for each type of credit product.  During 2009, the Corporation has continued to update these analyses on a quarterly basis and has continued to adjust its loss allocations for various factors that it believes are not adequately presented in historical loss experience including declining trends in real estate values, changes in unemployment levels and increases in delinquency levels.  These factors are also evaluated taking into account the geographic location of the underlying loans.

For residential mortgages and real estate collateral dependent consumer loans that are in the process of collection, valuations are obtained from independent appraisal firms or, in some cases, broker price opinions.

The Corporation does not believe that the updated analyses of the aforementioned matters continued during 2009 has resulted in a material impact on the allocation of loan loss exposure.

The loan loss provision charged to earnings amounted to $1.8 million for the third quarter of 2009, compared to $1.1 million for the third quarter of 2008.  For the nine months ended September 30, 2009 and 2008, the loan loss provision totaled $6.5 million and $3.0 million, respectively.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.  Net charge-offs amounted to $1.4 million in the third quarter of 2009, as compared to net charge-offs of $432 thousand in the third quarter of 2008.  For the nine months ended September 30, 2009 and 2008, net charge-offs totaled $3.8 million and $596 thousand, respectively.  Commercial loan net charge-offs amounted to $3.3 million, or 86% of total net charge-offs, for the first nine months of 2009.

The following table presents net loan charge-offs for the three and nine month periods ended September 30, 2009 and 2008.

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2009	2008	2009	2008
Net Loan Charge-offs:
Commercial:
Mortgages	$(10)	$–	$1,245	$(41)
Construction and development	–	–	–
Other	1,165	386	2,029	472
Residential:
Mortgages	201	9	360	42
Homeowner construction	–	–	–	–
Consumer
Home equity loans and lines	59	38	88	75
Other	5	(1)	72	48
Total	$1,420	$432	$3,794	$596

Management believes that the declining credit quality trend in 2009 is primarily related to weakened national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.  While management believes that the level of allowance for loan losses at September 30, 2009 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table presents the allocation of the allowance for loan losses as of the periods indicated:

(Dollars in thousands)
	Sep. 30	Dec. 31
	2009	2008
Commercial:
Mortgages	$6,790	$4,904
% of these loans to all loans	25.4%	22.2%

Construction and development	1,419	784
% of these loans to all loans	3.6%	2.7%

Other	6,389	6,889
% of these loans to all loans	22.2%	23.0%

Residential:
Mortgages	2,924	2,111
% of these loans to all loans	31.2%	34.1%

Homeowner construction	49	84
% of these loans to all loans	0.5%	0.8%

Consumer	2,227	2,231
% of these loans to all loans	17.1%	17.2%

Unallocated	6,633	6,722
Balance at end of year	$26,431	$23,725
	100.0%	100.0%

Sources of Funds
Our principal sources of funding are deposits and borrowings.  In general, deposits are a lower cost source of funds than borrowings because interest rates paid for deposits are typically less than interest rates charged for borrowings.

Deposits
Deposits totaled $1.9 billion at September 30, 2009, up by $103 million, or 6%, from the balance at December 31, 2008.  Excluding out-of-market brokered certificates of deposit, in-market deposits grew by $189 million, or 12%, from the balance at the end of 2008.

Demand deposits amounted to $198.7 million at September 30, 2009, up by $26 million, or 15%, from December 31, 2008.

NOW account balances increased by $14 million, or 8%, in the first nine months of 2009 and totaled $186 million at September 30, 2009.

Money market account balances amounted to $376 million at September 30, 2009, up by $70 million, or 23%, from the balance at December 31, 2008.  Included in this increase was $40 million in wealth management client money market deposits previously held in outside money market mutual funds.

During the first nine months of 2009, savings deposits increased by $17 million, or 10%, and totaled $191 million at September 30, 2009.

Time deposits (including brokered certificates of deposit) amounted to $943 million at September 30, 2009, down by $25 million from the balance at December 31, 2008, which included an $86 million decrease in out-of-market brokered time deposits.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Out-of-market brokered time deposits amounted to $102 million at September 30, 2009, compared to $188 million at December 31, 2008.  Excluding out-of-market brokered certificates of deposit, in-market time deposits grew by $61 million, or 8%, in the first nine months of 2009.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Washington Trust uses CDARS to place customer funds into certificates of deposit issued by other banks that are members of the CDARS network.  This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance.  We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits.  CDARS deposits are considered to be brokered deposits for bank regulatory purposes.  We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.  Included in in-market time deposits at September 30, 2009 are CDARS reciprocal time deposits of $152 million, which were up by $66 million from December 31, 2008.

Borrowings
FHLB Advances
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy.  FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLB advances decreased by $193 million during the nine months ended September 30, 2009.

Other Borrowings
Other borrowings primarily consist of securities sold under repurchase agreements, deferred acquisition obligations, and Treasury, Tax and Loan demand note balance.  Other borrowings amounted to $20.6 million at September 30, 2009, down by $6.1 million from the balance at December 31, 2008 primarily due to a decrease in the Treasury, Tax and Loan demand note balance and the first quarter 2009 payment of deferred acquisition obligations.

See Note 7 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 64% of total average assets in the first nine months of 2009.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Part II, Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during the first nine months of 2009.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the nine months ended September 30, 2009, net cash used in financing activities amounted to $102 million.  A $103 million net increase in deposits was offset by a $193 million net decrease in FHLB advances and $10 million of cash dividends paid.  For the nine months ended September 30, 2009, net cash provided by investing activities totaled $75.4 million, with proceeds from maturities and principal repayments of mortgage-backed securities being offset, in part, by loan growth.  During 2009, the Corporation purchased land and a building adjacent to its corporate headquarters for $792 thousand.  This facility will be used for general corporate purposes.  Also in 2009, the Corporation paid $2.5 million in deferred acquisition obligations.  Net cash provided by operating activities amounted to $16.4 million for the nine months ended September 30, 2009, most of which was generated by net income.  In the first nine months of 2009, Washington Trust experienced strong residential mortgage refinancing activity and mortgage sales activity.  Washington Trust originated and sold $206 million in residential mortgage loans in the first nine months of 2009.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $252 million at September 30, 2009, compared to $235 million at December 31, 2008.  Pursuant to the provisions of ASC 320, “Investments – Debt and Equity Securities,” which were adopted effective January 1, 2009, Washington Trust reclassified the noncredit-related portion of an other-than-temporary impairment loss which had been previously recognized in earnings in the fourth quarter of 2008.  This reclassification was reflected as a cumulative effect adjustment of $1.3 million after taxes ($1.9 million before taxes) that increased retained earnings and decreased accumulated other comprehensive loss.  This reclassification had a positive impact on regulatory capital and no impact on net income.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  No shares were repurchased in the first nine months of 2009.  As of September 30, 2009, a cumulative total of 185,400 shares had been repurchased under this plan at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 8.7% at September 30, 2009, up from 7.9% at December 31, 2008.  Book value per share as of September 30, 2009 and December 31, 2008 amounted to $15.73 and $14.75, respectively.

The Corporation is subject to various regulatory capital requirements.  As of September 30, 2009, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at September 30, 2009.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligation:
FHLB advances (2)	$636,660	$115,800	$244,804	$178,563	$97,493
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	5,978	1,350	1,962	1,050	1,616
Software licensing arrangements	1,249	1,075	174	–	–
Treasury, tax and loan demand note	795	795	–	–	–
Other borrowed funds	19,833	32	72	19,584	145
Total contractual obligations	$697,506	$119,052	$247,012	$199,197	$132,245

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)	All FHLB advances are shown in the period corresponding to their scheduled maturity. Some FHLB advances are callable at earlier dates.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$187,442	$123,641	$31,018	$2,846	$29,937
Home equity lines	181,695	7	98	–	181,590
Other loans	20,902	18,757	6	1,889	250
Standby letters of credit	9,210	2,421	150	6,639	–
Forward loan commitments to:
Originate loans	13,057	13,057	–	–	–
Sell loans	20,167	20,167	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	41,453	–	–	33,503	7,950
Mirror swaps with counterparties	41,453	–	–	33,503	7,950
Interest rate risk management contract:
Interest rate swap	10,000	–	–	10,000	–
Total commitments	$525,379	$178,050	$31,272	$88,380	$227,677

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

In April 2008, the Bancorp entered into an interest rate swap contract with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with variable rate junior subordinated debentures.  Under the terms of this swap, Washington Trust agreed to pay a fixed rate and receive a variable rate based on LIBOR.  At inception, this hedging transaction was deemed to be highly effective and, therefore, valuation changes for this derivative were recognized in the accumulated other comprehensive income component of shareholders’ equity.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the derivative counterparty, the hedging relationship was deemed to be not highly effective, with the result that subsequent changes in the derivative valuation are recognized in earnings.  The bankruptcy filings by the Lehman entities constituted events of default under the interest rate swap contract, entitling Washington Trust to immediately suspend performance and to terminate the transaction.  On March 31, 2009, this interest rate swap contract was reassigned to a new creditworthy counterparty, unrelated to the prior counterparty.  On May 1, 2009, this interest rate swap contract qualified for cash flow hedge accounting to hedge the interest rate risk associated with the variable rate junior subordinated debentures.  Effective May 1, 2009, the effective portion of changes in fair value of the swap is recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings.  The ineffective portion of changes in fair value is recognized directly in earnings as interest expense.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2009 and December 31, 2008, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2009 and December 31, 2008.  Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2009		December 31, 2008
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-1.76%	-5.18%	-1.13%	0.30%
100 basis point rate increase	1.75%	2.73%	0.61%	-1.09%
200 basis point rate increase	3.90%	5.55%	1.98%	-1.09%

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

The positive exposure of net interest income to rising rates as compared to an unchanged rate scenario results from a more rapid projected relative rate of increase in asset yields than funding costs over the near term.  For simulation purposes, deposit rate changes are anticipated to lag other market rates in both timing and magnitude.  The ALCO’s estimate of interest rate risk exposure to rising rate environments, including those involving changes to the shape of the yield curve, incorporates certain assumptions regarding the shift in deposit balances from low-cost core savings categories to higher-cost deposit categories, which has characterized a shift in funding mix during the past rising interest rate cycles.

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2009 and December 31, 2008 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and U.S. government-sponsored enterprise securities (noncallable)	$1,515	$(2,782)
U.S. government-sponsored enterprise securities (callable)	2	(3)
States and political subdivision	4,184	(10,431)
Mortgage-backed securities issued by U.S. government agencies
and U.S. government-sponsored enterprises	2,774	(21,185)
Trust preferred debt and other corporate debt securities	465	1,310
Total change in market value as of September 31, 2009	$8,940	$(33,091)

Total change in market value as of December 31, 2008	$14,624	$(48,014)

See additional discussion in Note 9 to the Corporation’s Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended September 30, 2009.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended September 30, 2009 regarding shares of common stock of the Corporation that were repurchased under the 2006 Stock Repurchase Plan, the Bancorp’s 1997 Equity Incentive Plan, as amended, and the Bancorp’s 2003 Stock Incentive Plan, as amended.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
2006 Stock Repurchase Plan (1)
Balance at beginning of period				214,600
7/1/2009 to 7/31/2009	–	–	–	214,600
8/1/2009 to 8/31/2009	–	–	–	214,600
9/1/2009 to 9/30/2009	–	–	–	214,600
Total 2006 Stock Repurchase Plan	–	–	–	214,600

Other (2)
Balance at beginning of period				N/A
7/1/2009 to 7/31/2009	–	–	–	N/A
8/1/2009 to 8/31/2009	15,436	$19.24	15,436	N/A
9/1/2009 to 9/30/2009	–	–	–	N/A
Total Other	15,436	19.24	15,436	N/A
Total Purchases of Equity Securities	15,436	$19.24	15,436

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Change in Control Agreement with Executive Officers– Filed herewith. (1)
10.2	Compensation Agreement with Joseph J. MarcAurele – Filed as Exhibit 10.1 to the Bancorp’s Current Report on Form 8-K dated July 24, 2009. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: November 5, 2009	By:	/s/ John C. Warren
John C. Warren
Chairman and Chief Executive Officer
(principal executive officer)

Date: November 5, 2009	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Chief Financial Officer and Secretary
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	Change in Control Agreement with Executive Officer– Filed herewith. (1)
10.2	Compensation Agreement with Joseph J. MarcAurele – Filed as Exhibit 10.1 to the Bancorp’s Current Report on Form 8-K dated July 24, 2009. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.