Form 10-K
period 2009-12-31
WASHINGTON TRUST BANCORP INC
filed 2010-03-01
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2009 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET, WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     401-348-1200

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, $.0625 PAR VALUE PER SHARE	THE NASDAQ STOCK MARKET LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:   NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
☐ Yes  ☒ No

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes  ☐ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) ☐ Yes  ☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2009 was $242,452,804 based on a closing sales price of $17.83 per share as reported for the NASDAQ Global Select Market, which includes $9,105,139 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 25, 2010 was 16,066,181.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 11, 2010 for the Annual Meeting of Shareholders to be held April 27, 2010 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2009

Description		Page Number
Part I
Item 1	Business	3
Item 1A	Risk Factors	13
Item 1B	Unresolved Staff Comments	16
Item 2	Properties	16
Item 3	Legal Proceedings	17
Part II
Item 5	Market for Registrant’s Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	17
Item 6	Selected Financial Data	19
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 7A	Quantitative and Qualitative Disclosures about Market Risk	60
Item 8	Financial Statements and Supplementary Data	60
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	124
Item 9A	Controls and Procedures	124
Item 9B	Other Information	124
Part III
Item 10	Directors, Executive Officers and Corporate Governance	124
Item 11	Executive Compensation	124
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	125
Item 13	Certain Relationships and Related Transactions, and Director Independence	125
Item 14	Principal Accounting Fees and Services	126
Item 15	Exhibits, Financial Statement Schedules	126
Signatures		130
Exhibit 23.1	Consent of Independent Accountants
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART I
ITEM 1.  Business

Washington Trust Bancorp, Inc.
Washington Trust Bancorp, Inc. (the “Bancorp”), a publicly-owned registered bank holding company and financial holding company, was organized in 1984 under the laws of the state of Rhode Island.  The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank.  The Bancorp was formed in 1984 under a plan of reorganization in which outstanding common shares of the Bank were exchanged for common shares of the Bancorp.  See additional information under the caption “Subsidiaries.”

Through its subsidiaries, the Bancorp offers a broad range of financial services to individuals and businesses, including wealth management, through its offices in Rhode Island, eastern Massachusetts and southeastern Connecticut, ATMs, and its Internet website (www.washtrust.com).  The Bancorp’s common stock is traded on the NASDAQ Global Select® Market under the symbol “WASH.”

The accounting and reporting policies of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”) are in accordance with U. S. generally accepted accounting principles (“GAAP”) and conform to general practices of the banking industry.  At December 31, 2009, Washington Trust had total assets of $2.9 billion, total deposits of $1.9 billion and total shareholders’ equity of $254.9 million.

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

At December 31, 2009 and 2008, wealth management assets under administration totaled $3.8 billion and $3.1 billion, respectively.  These assets are not included in the Consolidated Financial Statements.

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

The Bank’s subsidiary, Weston Financial, is a Registered Investment Adviser and financial planning company located in Wellesley, Massachusetts, with an insurance agency subsidiary.  In addition, the Bank has other passive investment subsidiaries whose primary functions are to provide servicing on passive investments, such as residential and consumer loans acquired from the Bank and investment securities.  In 2009, the Bank made an investment in a real estate limited partnership to renovate and operate a low-income housing complex in the Bank’s market area.  In connection with this investment, in 2009 the Bank formed a limited liability company subsidiary to serve as a special limited partner responsible for certain administrative responsibilities.

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

The Bank operates ten of its eighteen branch offices in Washington County, Rhode Island.  As of June 30, 2009, based upon information reported in the FDIC’s Deposit Market Share Report, the Bank had 48% of total deposits reported by all financial institutions for Washington County. We have excluded our out-of-market brokered certificates of deposit from this measurement to provide a more representative measurement of our market share.  Out-of-market brokered certificates of deposit are utilized by the Corporation as part of its overall funding program along with other sources.  The closest competitor held 23%, and the second closest competitor held 9% of total deposits in Washington County.  We believe that being the largest commercial banking institution headquartered within this market area provides a competitive advantage over other financial institutions.

The Bank’s remaining eight branch offices are located in Providence and Kent Counties in Rhode Island and New London County in southeastern Connecticut.  In November 2009, the Bank opened a de novo branch in Kent County (Warwick), bringing the total number of the Bank’s branch offices to eighteen.  We continue to expand our branch footprint and broaden our presence in Providence and Kent Counties.  Both the population and number of businesses in Providence and Kent Counties far exceed those in Washington County.

Washington Trust has a commercial lending office located in the financial district of Providence.  In addition, in August 2009, Washington Trust opened a mortgage lending office in Sharon, Massachusetts, representing the Bank’s first residential lending office in Massachusetts.

Washington Trust provides wealth management services from its main office and offices located in Providence and Narragansett, Rhode Island and Wellesley, Massachusetts.  Washington Trust operates in a highly competitive wealth management services marketplace.  Key competitive factors include investment performance, quality and level of service, and personal relationships.  Principal competitors in the wealth management services business are commercial banks and trust companies, investment advisory firms, mutual fund companies, stock brokerage firms, and other financial companies.  Many of these companies have greater resources than Washington Trust.

Employees
At December 31, 2009, Washington Trust had 465 full-time and 47 part-time and other employees.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and a 401(k) plan.  Management considers relations with its employees to be good.  See Note 15 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

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

Set forth below is a brief description of certain laws and regulations that relate to the regulation of Washington Trust.  In response to the deterioration of the financial markets in 2008, comprehensive financial regulatory reform proposals are pending in both the U.S. House of Representatives and the U.S. Senate, which may be adopted in whole or in part in 2010. These proposals, if adopted, would restructure the regulatory regime for financial institutions and impose significant additional regulatory requirements and restrictions on banks and bank holding companies. To the extent the following material describes statutory or regulatory provisions, it is qualified in its entirety by reference to the particular statute or regulation.  A change in applicable statutes, regulations or regulatory policy may have a material effect on our business.

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

The FRB has the authority to issue orders to bank holding companies to cease and desist from unsafe or unsound banking practices and violations of conditions imposed by, or violations of agreements with, or commitments to, the FRB.  The FRB is also empowered to assess civil money penalties against companies or individuals who violate the BHCA or orders or regulations thereunder, to order termination of non-banking activities of non-banking subsidiaries of bank holding companies, and to order termination of ownership and control of a non-banking subsidiary by a bank holding company.

In 2005, the Bancorp elected financial holding company status pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”).  As a financial holding company, the Bancorp is authorized to engage in certain financial activities in which a bank holding company may not engage.  “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  Currently, pursuant to its authority as a financial holding company, the Bancorp engages, through WSC, in broker-dealer activities pursuant to this authority.  If a financial holding company fails to remain well capitalized and well managed, the company and its affiliates may not commence any new activity that is authorized particularly for financial holding companies.  If a financial holding company remains out of compliance for 180 days or such longer period as the FRB permits, the FRB may require the financial holding company to divest either its insured depository institution or all of its nonbanking subsidiaries engaged in activities not permissible for a bank holding company.  If a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act, it will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities, or acquiring companies other than bank holding companies, banks or savings associations, except that the Bancorp could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHCA.  In addition, if the FRB finds that the Bank is not well capitalized or well managed, the Bancorp would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions.  Until corrected, the Bancorp would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHCA without prior FRB approval.  If the Bancorp fails to correct any such condition within a prescribed period, the FRB could order the Bancorp to divest its banking subsidiary or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHCA.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”).  Riegle-Neal permits adequately capitalized or well-capitalized and adequately or well-managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions.  Riegle-Neal also generally authorizes the interstate merger of banks.  In addition, among other things, Riegle-Neal permits banks to establish new branches on an interstate basis provided that the law of the host state specifically authorizes such action.  Rhode Island and Connecticut, the two states in which the Corporation conducts branch-banking operations, have adopted legislation to "opt in" to interstate merger and branching provisions that effectively eliminated state law barriers.  However, as a bank holding company, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

Control Acquisitions.  The Change in Bank Control Act prohibits a person or a group of persons from acquiring “control” of a bank holding company or a depository institution, such as the Bancorp or the Bank, unless the FRB has been notified and has not objected to the transaction.  Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company or a depository institution with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would, under the circumstances set forth in the presumption, constitute the acquisition of control of such institution.  In addition, a company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting securities of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.  In September 2008, the FRB released guidance on minority investments in banks which relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance.  In addition, certain states, including Rhode Island and Massachusetts, have similar statutes that regulate the acquisition of “control” of local depository institutions.

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

Insurance of Accounts and FDIC Regulation.  The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC.  For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios.  CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk.  For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings.  For institutions, such as the Bank, which are in the lowest risk category, assessment rates vary initially from ten (10) to sixteen (16) basis points of insured deposits with additional adjustments which could result in total base assessment rates of seven (7) to twenty-four (24) basis points of insured deposits.  In November 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009.  The Bank recorded the entire amount of its prepayment as an asset (a prepaid expense).  The prepaid assessments bear a zero-percent risk weight for risk-based capital purposes.  The prepaid assessment base for the Bank was calculated using its third quarter 2009 assessment rate (using its CAMELS rating on that date).  That assessment base will be adjusted quarterly with an estimated 5 percent annual growth in the assessment base through the end of 2012.  The prepaid assessment rate for the fourth quarter of 2009 and for 2010 is based on the Bank’s total base assessment rate for the third quarter of 2009, adjusted as if the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter.  Further, the prepaid assessment rate for 2011 and 2012 is equal to the adjusted third quarter 2009 total base assessment rate plus 3 basis points.  As of December 31, 2009, and each quarter thereafter, the Bank will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted.  The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years.  However, if the prepaid assessment is not exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the institution.  In 2008, FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor through December 31, 2013.  The Bank’s FDIC deposit insurance costs totaled $4.4 million in 2009, which included a second quarter 2009 FDIC special assessment of $1.35 million.  The FDIC has the power to adjust the assessment rates at any time.  We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in certain markets served by the Bank, the FDIC will in the future require further increases to deposit insurance assessment levels.

Bank Holding Company Support to Subsidiary Bank.  Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to its subsidiary bank and to commit resources to its support.  This support may be required at times when the bank holding company may not have the resources to provide it.  Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”  The Bank is a FDIC-insured depository institution.

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

The FRB risk-based guidelines define a three-tier capital framework.  Tier 1 capital includes common shareholders’ equity and qualifying preferred stock, less goodwill and other adjustments.  Tier 2 capital consists of preferred stock not qualifying as Tier 1 capital, mandatory convertible debt, limited amounts of subordinated debt, other qualifying term debt and the allowance for loan losses up to 1.25% of risk-weighted assets.  Tier 3 capital includes subordinated debt that is unsecured, fully paid, has an original maturity of at least two years, is not redeemable before maturity without prior approval by the FRB and includes a lock-in clause precluding payment of either interest or principal if the payment would cause the issuing bank’s risk-based capital ratio to fall or remain below the required minimum.  The sum of Tier 1 and Tier 2 capital less investments in unconsolidated subsidiaries represents qualifying total capital.  Risk-based capital ratios are calculated by dividing Tier 1 and total capital by risk-weighted assets.  Assets and off-balance sheet exposures are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  The minimum Tier 1 capital ratio is 4% and the minimum total risk-based capital is 8%.  At December 31, 2009, the Corporation’s Tier 1 capital ratio was 11.14% and its total risk-based capital ratio was 12.40%.

The leverage ratio is determined by dividing Tier 1 capital by adjusted average total assets.  Although the stated minimum ratio is 3%, as a matter of policy the actual minimum is 100 to 200 basis points above 3%.  Banking organizations must maintain a ratio of at least 5% to be classified as “well-capitalized.”  The Corporation’s leverage ratio was 7.82% as of December 31, 2009.

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

The Agencies have adopted substantially similar regulations that define the five capital categories identified by FDICIA, using the total risk-based capital, Tier 1 risk-based capital, and leverage capital ratios as the relevant capital measures. Such regulations establish various degrees of corrective action to be taken when an institution is considered undercapitalized.  Under the regulations, a bank generally shall be deemed to be:

▪
“well-capitalized” if it has a total risk-based capital ratio of 10.0% or greater, has a Tier 1 risk-based capital ratio of 6.0% or more, has a leverage ratio of 5.0% or greater and is not subject to any written agreement, order or capital directive or prompt corrective action directive;

▪
“adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or more, and a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well-capitalized bank;”

▪
“undercapitalized” if it has a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio that is less than 4.0% or a leverage ratio that is less than 4.0% (3.0% under certain circumstances);

▪
“significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6.0%, a Tier 1 risk-based capital ratio that is less than 3.0% or a leverage ratio that is less than 3.0%; and

▪	“critically undercapitalized” if it has a ratio of tangible equity to total assets that is equal to or less than 2.0%.

Regulators also must take into consideration (1) concentrations of credit risk; (2) interest rate risk (when the interest rate sensitivity of an institution’s assets does not match the sensitivity of its liabilities or its off-balance sheet position); and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital.  This evaluation will be made as a part of the institution’s regular safety and soundness examination.  In addition, the Bancorp, and any bank with significant trading activity, must incorporate a measure for market risk in their regulatory capital calculations.  At December 31, 2009, the Bank’s capital ratios placed it in the well-capitalized category.  Reference is made to Note 12 to the Consolidated Financial Statements for additional discussion of the Corporation’s regulatory capital requirements.

An institution generally must file a written capital restoration plan which meets specified requirements with an appropriate FDIC regional director within 45 days of the date that the institution receives notice or is deemed to have notice that it is undercapitalized, significantly undercapitalized or critically undercapitalized.  An institution that is required to submit a capital restoration plan must concurrently submit a performance guaranty by each company that controls the institution.  A critically undercapitalized institution generally is to be placed in conservatorship or receivership within 90 days unless the FDIC formally determines that forbearance from such action would better protect the deposit insurance fund.  Immediately upon becoming undercapitalized, an institution becomes subject to the provisions of Section 38 of the Federal Deposit Insurance Act, including for example, (i) restricting the payment of capital distributions and management fees, (ii) requiring that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) requiring submission of a capital restoration plan, (iv) restricting growth of the institution’s assets and (v) requiring prior approval of certain expansion proposals.

The Agencies issued a final rule entitled “Risk-Based Capital Standards: Advanced Capital Adequacy Framework - Basel II” (“Basel II”), which became effective on April 1, 2008 and “core banks” (“core banks” are the approximately 15 largest U.S. bank holding companies) were required to adopt a board-approved plan to implement Basel II by October 1, 2008.  Basel II will result in significant changes to the risk based capital standards for “core banks” subject to Basel II and other banks that elect to use such rules to calculate their risk-based capital requirements.  Furthermore, it is possible that Basel II will be revised to reflect new proposals.  In connection with Basel II, the Agencies published a joint notice of proposed rulemaking entitled "Risk-Based Capital Guidelines; Capital Adequacy Guidelines: Standardized Framework" on July 29, 2008 (the "Standardized Approach Proposal").  The Standardized Approach Proposal, if adopted by the Agencies, would provide all non-core banks with an optional framework, based upon the standardized approach under the international Basel II Accord, for calculating their risk-based capital requirements.  The Bank does not currently expect to calculate its capital ratios under Basel II or in accordance with the Standardized Approach Proposal. Accordingly, the Corporation is not yet in a position to determine the effect of such rules on its risk capital requirements.

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

Customer Information Security.  The Agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers.  These guidelines implement provisions of GLBA, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework.  Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The Agencies have issued guidance for banks on response programs for unauthorized access to customer information.  This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible”.  A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches.

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

Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”).  The USA Patriot Act, designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system, has significant implications for depository institutions, broker-dealers, mutual funds, insurance companies and businesses of other types involved in the transfer of money.  The USA Patriot Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, including banks, to adopt and implement additional, or amend existing, policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity and currency transaction reporting, customer identity verification and customer risk analysis.  The statute and its underlying regulations also permit information sharing for counter-terrorist purposes between federal law enforcement agencies and financial institutions, as well as among financial institutions, subject to certain conditions, and require the FRB (and other federal banking agencies) to evaluate the effectiveness of an applicant and a target institution in combating money laundering activities when considering applications filed under Section 3 of the BHCA or the Bank Merger Act.  In 2006, final regulations under the USA Patriot Act were issued requiring financial institutions, including the Bank, to take additional steps to monitor their correspondent banking and private banking relationships as well as their relationships with “shell banks.”  Management believes that the Corporation is in compliance with all the requirements prescribed by the USA Patriot Act and all applicable final implementing regulations.

The Community Reinvestment Act (the “CRA”).  The CRA requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities.  Regulatory agencies examine each of the banks and rate such institutions’ compliance with CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”.  Failure of an institution to receive at least a “Satisfactory” rating could inhibit an institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions.  The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low and moderate income neighborhoods.  The Bank has achieved a rating of “Satisfactory” on its most recent examination dated August 31, 2009.  Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements.

Regulation R.  The FRB approved Regulation R implementing the bank broker push out provisions under Title II of the GLBA.  GLBA provided 11 exceptions from the definition of “broker” in the Exchange Act that permit banks not registered as broker-dealers with the SEC to effect securities transactions under certain conditions.  Regulation R implements certain of these exceptions.  In 2007, the SEC also approved Regulation R.  The Bank began complying with Regulation R on the first day of the bank’s fiscal quarter starting after September 30, 2008.  The FRB and SEC have stated that they will jointly issue any interpretations or no-action letters/guidance regarding Regulation R and consult with each other and the appropriate federal banking agency with respect to formal enforcement actions pursuant to Regulation R.

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

Identity Theft Red Flags.  The Agencies jointly issued final rules and guidelines in 2007 implementing Section 114 (“Section 114”) of the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) and final rules implementing Section 315 of the FACT Act (“Section 315”).  Section 114 requires the Bank to develop and implement a written Identity Theft Prevention Program (the “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Section 114 also requires credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances.  The Agencies issued joint rules under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.  The final rules and guidelines became effective January 1, 2008 and the Bank had to begin complying with the rules by November 1, 2008.

Fair Credit Reporting Affiliate Marketing Regulations.  In 2007, the Agencies published final rules to implement the affiliate marketing provisions in Section 214 of the FACT Act, which amends the Fair Credit Reporting Act.  The final rules generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.  These rules became effective January 1, 2008 and the Bank had to begin complying with the rules by October 1, 2008.

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

Item 1A.  Risk Factors.
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

For additional discussion on interest rate risk, see disclosures in Item 7 under the caption “Asset / Liability Management and Interest Rate Risk.”

The Market Value of Wealth Management Assets Under Administration May Be Negatively Affected by Changes in Economic and Market Conditions
Revenues from wealth management services represented 22% of our total revenues for 2009.  A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities.  Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

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

•
Current economic conditions have contributed to varying declines in residential and commercial real estate values and the value of other collateral as well as increasing the constraints on the cash flows of borrowers.  These conditions may also result in an increase in delinquencies with a negative impact on our loan loss experience.  Accordingly, our allowance for loan losses may need to be increased, which could have an adverse effect on our results of operations and financial condition.

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

Our Focus on Commercial Lending May Expose Us to Increased Lending Risks
Commercial loans are historically more sensitive to economic downturns.  Such sensitivity includes potentially higher default rates and possible declines in collateral values.  Commercial lending involves larger loan sizes and significant relationship exposures, which can have a greater impact on profits in the event of adverse loan performance.  Commercial lending also involves development financing, which is dependent on the future success of new operations.  In addition, commercial loans include lending to nonprofit organizations, which in some cases are particularly sensitive to negative economic events.  As of December 31, 2009, commercial loans represent 51% of our loan portfolio.

We Have Credit Risk Inherent in Our Securities Portfolio
We maintain a diversified securities portfolio, which includes mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, obligations of the U.S. Department of the Treasury and U.S. government-sponsored agencies, securities issued by state and political subdivisions, trust preferred debt securities issued primarily by financial service companies, and corporate debt securities.  We also invest in capital securities, which include common and perpetual preferred stocks.  We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities.

The current economic environment increases the difficulty of assessing investment securities impairment, which increases the risk of potential impairment of these assets.  During the year ended December 31, 2009, other-than-temporary impairment losses on investment securities amounted to $3.1 million.  Further declines in fair value may occur and additional material other-than-temporary impairments may be charged to income in future periods, resulting in realized losses.

If We Are Required to Write-Down Goodwill Recorded in Connection with Our Acquisitions, Our Profitability Would be Negatively Impacted
Applicable accounting standards require us to use the purchase method of accounting for all business combinations.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  At December 31, 2009, the Corporation had approximately $58 million of goodwill on its balance sheet.  Goodwill must be evaluated for impairment at least annually.  Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which would have an adverse effect on the Corporation’s financial condition and results of operations.

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

We May Be Unable to Attract and Retain Key Personnel
Our success depends, in large part, on our ability to attract and retain key personnel.  Competition for qualified personnel in the financial services industry can be intense and we may not be able to hire or retain the key personnel that we depend upon for success.  The unexpected loss of services of one or more of our key personnel could have a material adverse impact on our business because of their skills, knowledge of the markets in which we operate, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Changes in the National and Local Economy May Affect Our Future Growth Possibilities
National and local economic conditions have an impact on the banking and financial services industry.  Our operating results depend to a large extent on providing products and services to customers in our local market area.  Unemployment rates, real estate values, demographic changes, property tax rates, and local and state governments have an impact on local and regional economic conditions.  An increase in unemployment, a decrease in real estate values, an increase in property tax rates, or decrease in population could weaken the local economies in which we operate.  Weak economic conditions could lead to credit quality concerns related to repayment ability and collateral protection.  These conditions could also affect our ability to retain or grow deposits.

Our Stock Price Can Be Volatile
The price of our common stock can fluctuate widely in response to a variety of factors.  These include, but are not limited to, actual or anticipated variations in reported operating results, recommendations by securities analysts, the level of trading activity in our common stock, new services or delivery systems offered by competitors, business combinations involving our competitors, operating and stock price performance of companies that investors deem to be comparable to Washington Trust, news reports relating to trends or developments in the credit, mortgage and housing markets as well as the financial services industry, and changes in government regulations.

We are Subject to Operational Risk That Could Adversely Affect Our Business
We are subject to certain operational risks, including, but not limited to, data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters. We depend upon data processing, software, communication, and information exchange on a variety of computing platforms and networks and over the Internet.  Despite instituted safeguards, we cannot be certain that all of its systems are entirely free from vulnerability to attack or other technological difficulties or failures. If information security is breached or other technology difficulties or failures occur, information may be lost or misappropriated, services and operations may be interrupted and we could be exposed to claims from customers. While we maintain a system of internal controls and procedures, any of these results could have a material adverse effect on our business, financial condition, results of operations or liquidity.

Changes in Laws and Regulations May Adversely Affect Our Results of Operations
We are subject to extensive federal and state laws and regulations and are subject to supervision, regulation and examination by various federal and state bank regulatory agencies.  The restrictions imposed by such laws and regulations limit the manner in which we may conduct business. There can be no assurance that any modification of these laws and regulations, or new legislation that may be enacted in the future, will not make compliance more difficult or expensive, or otherwise adversely affect our results of operations.  See the section entitled "Supervision and Regulation" in Item 1 of this Annual Report on Form 10-K.

We are also subject to tax laws and regulations promulgated by the United States government and the states in which we operate.  Changes to these laws and regulations or the interpretation of such laws and regulations by taxing authorities could impact future tax expense and the value of deferred tax assets.

We May Need To Raise Additional Capital in the Future and Such Capital May Not Be Available When Needed.
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.  We cannot assure you that such capital will be available to us on acceptable terms or at all.  Our inability to raise sufficient additional capital on acceptable terms when needed could adversely affect our businesses, financial condition and results of operations.

ITEM 1B.  Unresolved Staff Comments.
None.

GUIDE 3 Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.
Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	32-33
II.	Investment Portfolio	38-43, 85
III.	Loan Portfolio	44-51, 86
IV.	Summary of Loan Loss Experience	51-54, 89
V.	Deposits	32, 94
VI.	Return on Equity and Assets	19
VII.	Short-Term Borrowings	96

ITEM 2.  Properties.
The Corporation conducts its business from eighteen offices, including its headquarters located at 23 Broad Street, Westerly, Rhode Island and offices located within Washington, Providence and Kent Counties in Rhode Island and New London County in southeastern Connecticut.  In addition, Washington Trust has a commercial lending office located in the financial district of Providence, Rhode Island and a residential lending office in Sharon, Massachusetts.  Washington Trust also provides wealth management services from its main office and offices located in Providence and Narragansett, Rhode Island and Wellesley, Massachusetts.  The Bank also has two operations facilities and an additional corporate office located in Westerly, Rhode Island.  At December 31, 2009, eleven of the Corporation’s facilities were owned, thirteen were leased and one branch office was owned on leased land.  Lease expiration dates range from sixteen months to thirteen years with renewal options on certain leases of two to twenty-five years.  All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

In addition to the locations mentioned above, the Bank has three owned offsite-ATMs in leased spaces.  The terms of two of these leases are negotiated annually.  The lease term for the third offsite-ATM expires in two years with no renewal option.

The Bank also operates ATMs that are branded with the Bank’s logo under contracts with a third party vendor located in retail stores and other locations in Rhode Island, southeastern Connecticut and southeastern Massachusetts.

For additional information regarding premises and equipment and lease obligations see Note 7 to the Consolidated Financial Statements.

ITEM 3.  Legal Proceedings.
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business.  Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such other matters will not materially affect the consolidated financial position or results of operations of the Corporation.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities.

The Bancorp’s common stock trades on the NASDAQ Global Select® Market under the symbol WASH.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2009 and 2008 are presented in the following table.  The stock prices are based on the high and low sales prices during the respective quarter.

2009 Quarters	1	2	3	4
Stock prices:
High	$20.62	$20.75	$19.61	$17.95
Low	11.50	15.67	16.16	13.97

Cash dividend declared per share	$0.21	$0.21	$0.21	$0.21

2008 Quarters	1	2	3	4
Stock prices:
High	$26.50	$26.49	$33.34	$27.30
Low	21.84	19.70	18.43	16.33

Cash dividend declared per share	$0.20	$0.21	$0.21	$0.21

The Bancorp will continue to review future common stock dividends based on profitability, financial resources and economic conditions.  The Bancorp (including the Bank prior to 1984) has recorded consecutive quarterly dividends for over 100 years.

The Bancorp’s primary source of funds for dividends paid to shareholders is the receipt of dividends from the Bank.  A discussion of the restrictions on the advance of funds or payment of dividends by the Bank to the Bancorp is included in Note 12 to the Consolidated Financial Statements.

At February 25, 2010 there were 1,966 holders of record of the Bancorp’s common stock.

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

The Bancorp did not repurchase any shares during the fourth quarter of 2009.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation's common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) for the five years ended December 31.  The historical information set forth below is not necessarily indicative of future performance.

The results presented assume that the value of the Corporation's common stock and each index was $100.00 on December 31, 2004.  The total return assumes reinvestment of dividends.

Washington Trust Bancorp, Inc. – Total Return Performance

For the period ending December 31	2004	2005	2006	2007	2008	2009
Washington Trust Bancorp, Inc.	$100.00	$91.72	$100.51	$93.73	$76.08	$63.00
NASDAQ Bank Stocks	$100.00	$95.67	$106.20	$82.76	$62.96	$51.31
NASDAQ Stock Market (U.S.)	$100.00	$101.37	$111.03	$121.92	$72.49	$104.31

ITEM 6.  Selected Financial Data.
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

Selected Financial Data	(Dollars in thousands, except per share amounts)

At or for the years ended December 31,	2009	2008	2007	2006	2005
Financial Results:
Interest income	$129,630	$140,662	$136,434	$131,134	$115,693
Interest expense	63,738	75,149	76,490	69,660	55,037
Net interest income	65,892	65,513	59,944	61,474	60,656
Provision for loan losses	8,500	4,800	1,900	1,200	1,200
Net interest income after provision for loan losses	57,392	60,713	58,044	60,274	59,456
Noninterest income:
Net realized gains on sales of securities	314	2,224	455	443	389
Net other-than-temporary impairment losses on securities	(3,137)	(5,937)	–	–	(32)
Other noninterest income	45,041	44,233	45,054	41,740	30,589
Total noninterest income	42,218	40,520	45,509	42,183	30,946
Noninterest expense	77,168	71,742	68,906	65,335	56,393
Income before income taxes	22,442	29,491	34,647	37,122	34,009
Income tax expense	6,346	7,319	10,847	12,091	10,985
Net income	$16,096	$22,172	$23,800	$25,031	$23,024
Per share information ($):
Earnings per share:
Basic	1.01	1.59	1.78	1.86	1.73
Diluted	1.00	1.57	1.75	1.82	1.69
Cash dividends declared (1)	0.84	0.83	0.80	0.76	0.72
Book value	15.89	14.75	13.97	12.89	11.86
Market value - closing stock price	15.58	19.75	25.23	27.89	26.18
Performance Ratios (%):
Return on average assets	0.55	0.82	0.99	1.04	0.98
Return on average shareholders’ equity	6.56	11.12	13.48	14.99	14.80
Average equity to average total assets	8.40	7.35	7.33	6.93	6.62
Dividend payout ratio (2)	84.00	52.87	45.71	41.76	42.60
Asset Quality Ratios (%):
Total past due loans to total loans	1.64	0.96	0.45	0.49	0.27
Nonperforming loans to total loans	1.43	0.42	0.27	0.19	0.17
Nonperforming assets to total assets	1.06	0.30	0.17	0.11	0.10
Allowance for loan losses to nonaccrual loans	99.75	305.07	471.12	693.87	742.25
Allowance for loan losses to total loans	1.43	1.29	1.29	1.29	1.28
Net charge-offs (recoveries) to average loans	0.25	0.08	0.03	0.02	(0.01)
Capital Ratios (%):
Tier 1 leverage capital ratio	7.82	7.53	6.09	6.01	5.45
Tier 1 risk-based capital ratio	11.14	11.29	9.10	9.57	9.06
Total risk-based capital ratio	12.40	12.54	10.39	10.96	10.51
____________
(1)	Represents historical per share dividends declared by the Bancorp.
(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Financial Data	(Dollars in thousands)

December 31,	2009	2008	2007	2006	2005
Assets:
Cash and cash equivalents	$57,260	$58,190	$41,112	$71,909	$66,163
Total securities	691,484	866,219	751,778	703,851	783,941
FHLBB stock	42,008	42,008	31,725	28,727	34,966
Loans:
Commercial and other	984,550	880,313	680,266	587,397	554,734
Residential real estate	605,575	642,052	599,671	588,671	582,708
Consumer	329,543	316,789	293,715	283,918	264,466
Total loans	1,919,668	1,839,154	1,573,652	1,459,986	1,401,908
Less allowance for loan losses	27,400	23,725	20,277	18,894	17,918
Net loans	1,892,268	1,815,429	1,553,375	1,441,092	1,383,990
Investment in bank-owned life insurance	44,957	43,163	41,363	39,770	30,360
Goodwill and other intangibles	67,057	68,266	61,912	57,374	54,372
Other assets	89,439	72,191	58,675	56,442	48,211
Total assets	$2,884,473	$2,965,466	$2,539,940	$2,399,165	$2,402,003
Liabilities:
Deposits:
Demand deposits	$194,046	$172,771	$175,542	$186,533	$196,102
NOW accounts	202,367	171,306	164,944	175,479	178,677
Money market accounts	403,333	305,879	321,600	286,998	223,255
Savings accounts	191,580	173,485	176,278	205,998	212,499
Time deposits	931,684	967,427	807,841	822,989	828,725
Total deposits	1,923,010	1,790,868	1,646,205	1,677,997	1,639,258
FHLBB advances	607,328	829,626	616,417	474,561	545,323
Junior subordinated debentures	32,991	32,991	22,681	22,681	22,681
Other borrowings	21,501	26,743	32,560	14,684	9,774
Other liabilities	44,697	50,127	35,564	36,186	26,521
Shareholders' equity	254,946	235,111	186,513	173,056	158,446
Total liabilities and shareholders’ equity	$2,884,473	$2,965,466	$2,539,940	$2,399,165	$2,402,003

Asset Quality:
Nonaccrual loans	$27,470	$7,777	$4,304	$2,723	$2,414
Nonaccrual investment securities	1,065	633	–	–	–
Property acquired through foreclosure
or repossession	1,974	392	–	–	–
Total nonperforming assets	$30,509	$8,802	$4,304	$2,723	$2,414

Wealth Management Assets:
Market value of assets under administration	$3,770,193	$3,147,649	$4,014,352	$3,609,180	$3,215,763

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)

	2009	Q1	Q2	Q3	Q4	Year
	Interest income:
	Interest and fees on loans	$24,139	$24,147	$24,303	$24,207	$96,796
	Income on securities:
	Taxable	8,449	7,588	7,028	6,358	29,423
	Nontaxable	780	778	781	777	3,116
	Dividends on corporate stock and FHLBB stock	72	55	63	55	245
	Other interest income	17	9	13	11	50
	Total interest income	33,457	32,577	32,188	31,408	129,630
	Interest expense:
	Deposits	9,547	8,481	7,577	7,033	32,638
	FHLBB advances	7,227	7,112	7,094	6,739	28,172
	Junior subordinated debentures	479	479	545	444	1,947
	Other interest expense	245	244	246	246	981
	Total interest expense	17,498	16,316	15,462	14,462	63,738
	Net interest income	15,959	16,261	16,726	16,946	65,892
	Provision for loan losses	1,700	3,000	1,800	2,000	8,500
	Net interest income after provision for loan losses	14,259	13,261	14,926	14,946	57,392
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	4,122	4,402	4,717	4,887	18,128
	Mutual fund fees	915	993	1,089	1,143	4,140
	Financial planning, commissions and other service fees	376	559	243	340	1,518
	Wealth management services	5,413	5,954	6,049	6,370	23,786
	Service charges on deposit accounts	1,113	1,201	1,257	1,289	4,860
	Merchant processing fees	1,349	2,086	2,619	1,790	7,844
	Income from bank-owned life insurance	444	447	451	452	1,794
	Net gains on loan sales and commissions
	on loans originated for others	1,044	1,552	591	1,165	4,352
	Net realized gains on securities	57	257	–	–	314
	Net unrealized gains on interest rate swap contracts	60	341	92	204	697
	Other income	419	465	445	379	1,708
	Noninterest income, excluding other-than-temporary
	impairment losses	9,899	12,303	11,504	11,649	45,355
	Total other-than-temporary impairment losses on securities	(4,244)	–	(2,293)	(113)	(6,650)
	Portion of loss recognized in other comprehensive
	income (before taxes)	2,253	–	1,826	(566)	3,513
	Net impairment losses recognized in earnings	(1,991)	–	(467)	(679)	(3,137)
	Total noninterest income	7,908	12,303	11,037	10,970	42,218
	Noninterest expense:
	Salaries and employee benefits	10,475	10,359	10,416	10,667	41,917
	Net occupancy	1,226	1,122	1,232	1,210	4,790
	Equipment	975	1,036	916	990	3,917
	Merchant processing costs	1,143	1,780	2,213	1,516	6,652
	FDIC deposit insurance costs	651	2,143	808	795	4,397
	Outsourced services	786	568	683	697	2,734
	Legal, audit and professional fees	675	664	546	558	2,443
	Advertising and promotion	301	491	422	473	1,687
	Amortization of intangibles	308	308	303	290	1,209
	Other expenses	1,850	1,858	1,653	2,061	7,422
	Total noninterest expense	18,390	20,329	19,192	19,257	77,168
	Income before income taxes	3,777	5,235	6,771	6,659	22,442
	Income tax expense	1,107	1,470	1,858	1,911	6,346
	Net income	$2,670	$3,765	$4,913	$4,748	$16,096
	Weighted average shares outstanding - basic	15,942.7	15,983.6	16,016.8	16,035.4	15,994.9
	Weighted average shares outstanding - diluted	15,997.8	16,037.4	16,074.5	16,082.0	16,040.9
Per share information:	Basic earnings per share	$0.17	$0.24	$0.31	$0.30	$1.01
	Diluted earnings per share	$0.17	$0.23	$0.31	$0.30	$1.00
	Cash dividends declared per share	$0.21	$0.21	$0.21	$0.21	$0.84

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)

	2008	Q1	Q2	Q3	Q4	Year
	Interest income:
	Interest and fees on loans	$24,970	$24,406	$25,520	$26,043	$100,939
	Income on securities:
	Taxable	8,416	8,302	8,504	9,160	34,382
	Nontaxable	780	786	778	781	3,125
	Dividends on corporate stock and FHLBB stock	620	489	407	366	1,882
	Other interest income	140	50	128	16	334
	Total interest income	34,926	34,033	35,337	36,366	140,662
	Interest expense:
	Deposits	11,899	9,248	9,884	10,164	41,195
	FHLBB advances	7,299	7,794	8,011	7,790	30,894
	Junior subordinated debentures	338	509	524	508	1,879
	Other interest expense	314	275	274	318	1,181
	Total interest expense	19,850	17,826	18,693	18,780	75,149
	Net interest income	15,076	16,207	16,644	17,586	65,513
	Provision for loan losses	450	1,400	1,100	1,850	4,800
	Net interest income after provision for loan losses	14,626	14,807	15,544	15,736	60,713
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	5,342	5,321	5,238	4,415	20,316
	Mutual fund fees	1,341	1,445	1,383	1,036	5,205
	Financial planning, commissions and other service fees	575	884	570	723	2,752
	Wealth management services	7,258	7,650	7,191	6,174	28,273
	Service charges on deposit accounts	1,160	1,208	1,215	1,198	4,781
	Merchant processing fees	1,272	1,914	2,221	1,493	6,900
	Income from bank-owned life insurance	447	453	452	448	1,800
	Net gains on loan sales and commissions
	on loans originated for others	491	433	239	233	1,396
	Net realized gains on securities	813	1,096	–	315	2,224
	Net unrealized gains (losses) on interest rate swap contracts	119	26	(24)	(663)	(542)
	Other income	342	528	278	477	1,625
	Noninterest income, excluding other-than-temporary
	impairment losses	11,902	13,308	11,572	9,675	46,457
	Total other-than-temporary impairment losses on securities	(858)	(1,149)	(982)	(2,948)	(5,937)
	Portion of loss recognized in other comprehensive
	income (before taxes)	–	–	–	–	–
	Net impairment losses recognized in earnings	(858)	(1,149)	(982)	(2,948)	(5,937)
	Total noninterest income	11,044	12,159	10,590	6,727	40,520
	Noninterest expense:
	Salaries and employee benefits	10,343	10,411	10,580	9,703	41,037
	Net occupancy	1,138	1,064	1,123	1,211	4,536
	Equipment	944	977	956	961	3,838
	Merchant processing costs	1,068	1,598	1,857	1,246	5,769
	FDIC deposit insurance costs	256	251	265	272	1,044
	Outsourced services	636	742	700	781	2,859
	Legal, audit and professional fees	543	430	626	726	2,325
	Advertising and promotion	386	467	376	500	1,729
	Amortization of intangibles	326	326	320	309	1,281
	Other expenses	1,502	1,788	1,668	2,366	7,324
	Total noninterest expense	17,142	18,054	18,471	18,075	71,742
	Income before income taxes	8,528	8,912	7,663	4,388	29,491
	Income tax expense	2,712	2,817	1,623	167	7,319
	Net income	$5,816	$6,095	$6,040	$4,221	$22,172
	Weighted average shares outstanding - basic	13,358.1	13,381.1	13,409.5	15,765.4	13,981.9
	Weighted average shares outstanding - diluted	13,560.6	13,566.7	13,588.3	15,871.6	14,146.3
Per share information:	Basic earnings per share	$0.44	$0.45	$0.45	$0.27	$1.59
	Diluted earnings per share	$0.43	$0.45	$0.44	$0.27	$1.57
	Cash dividends declared per share	$0.20	$0.21	$0.21	$0.21	$0.83

ITEM 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Corporation for the periods shown.  For a full understanding of this analysis, it should be read in conjunction with other sections of this Annual Report on Form 10-K, including Part I, “Item 1. Business”, Part II, “Item 6. Selected Financial Data” and Part II, “Item 8. Financial Statements and Supplementary Data.”

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

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation considers the following to be its critical accounting policies: allowance for loan losses, accounting for acquisitions and review of goodwill and intangible assets for impairment, and other-than-temporary impairment of investment securities.  As a result of the early adoption of provisions of the Financial Accounting Standard Board (“FASB”) Accounting Standards CodificationTM (“Codification” or “ASC”) ASC 320, “Investments – Debt and Equity Securities,” effective January 1, 2009, the Corporation has revised its critical accounting policy pertaining to other-than-temporary impairment of investment securities.  These provisions applied to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.  Therefore, the revised accounting policy below under the caption “Valuation of Investment Securities for Impairment” represents the only significant change in the Corporation’s critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and applies prospectively beginning January 1, 2009.

Allowance for Loan Losses
Determining an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  The methodology includes three elements:

(1)
Loss allocations are identified for individual loans deemed to be impaired in accordance with GAAP.  Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent.  Impairment is measured based on the fair value of the collateral less costs to sell if it is determined that foreclosure is probable.  For collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.

(2)	Loss allocation factors are used for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators.

Individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We adjust loss allocations for various factors including declining trends in real estate values and deterioration in general economic conditions.

Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product.  We periodically update these analyses and adjust the loss allocations for various factors that we believe are not adequately presented in historical loss experience including declining trends in real estate values, changes in unemployment levels and increases in delinquency levels.

(3)
An additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors.  For example, a significant portion of our loan portfolio is concentrated among borrowers in southern New England and a substantial portion of the portfolio is collateralized by real estate in this area.  A portion of the commercial loans and commercial mortgage loans are to borrowers in the hospitality, tourism and recreation industries.  Further, economic conditions which may affect the ability of borrowers to meet debt service requirements are considered, including interest rates and energy costs.  Results of regulatory examinations, portfolio composition, including a trend toward somewhat larger credit relationships, and other changes in the portfolio are also considered.

Because the methodology is based upon historical experience and trends, current economic data as well as management's judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, and declines in local property values.  Adversely different conditions or assumptions could lead to increase the allowance.  As of December 31, 2009, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

The Corporation’s Audit Committee of the Board of Directors is responsible for oversight of the loan review process.  This process includes review of the Bank’s procedures for determining the adequacy of the allowance for loan losses, administration of its internal credit rating systems and the reporting and monitoring of credit granting standards.

Review of Goodwill and Identifiable Intangible Assets for Impairment
Goodwill is recorded as part of the Corporation’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets.  Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests at least annually or more frequently upon the occurrence of significant adverse events.  See Part I, Item 1A, “Risk Factors” for additional information.  Goodwill was reviewed in 2009 by performing a discounted cash flow analysis (“income approach”) and by estimates of selected market information (“market approach”) for both the commercial banking and the wealth management segments of the Corporation.  The values determined using the income approach and the market approach were weighted equally for each segment.  The results of the 2009 review indicated that the fair value exceeded the carrying value for both segments.

For acquisitions accounted for using the purchase method of accounting, assets acquired and liabilities assumed are required to be recorded at their fair value.  Intangible assets acquired are primarily comprised of wealth management advisory contracts and core deposit intangibles.  The values of these intangible assets were estimated using valuation techniques, based on discounted cash flow analysis.  These intangible assets are being amortized over the period the assets are expected to contribute to the cash flows of the Corporation, which reflect the expected pattern of benefit.  These intangible assets are amortized based upon the projected cash flows the Corporation will receive from the customer relationships during the estimated useful lives.  These intangible assets are subject to impairment tests in accordance with GAAP.  The carrying value of the wealth management advisory contracts and other identifiable intangibles are reviewed for impairment on an annual basis, or sooner, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable.  Wealth management assets under administration are analyzed to determine if there has been a reduction since acquisition that could indicate possible impairment of the advisory contracts.  Impairment would be recognized if the carrying value exceeded the sum of the undiscounted expected future cash flows from the intangible assets.  Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows.  The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

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

These assumptions used in the impairment tests of goodwill and intangible assets are susceptible to change based on changes in economic conditions and other factors.  Significant assumptions used to test goodwill for impairment include estimated discount rates and the timing and amount of projected cash flows.  Any change in the estimates which the Corporation uses to determine the carrying value of the Corporation’s goodwill and identifiable intangible assets, or which otherwise adversely affects their value or estimated lives could adversely affect the Corporation’s results of operations. See Note 8 to the Consolidated Financial Statements for additional information.

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

Overview
Washington Trust offers a comprehensive product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and southeastern Connecticut, ATMs, and its Internet website (www.washtrust.com).

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and other borrowings.  In addition, we generate noninterest income from a number of sources including wealth management services, deposit services, merchant credit card processing, bank-owned life insurance, loan sales, commissions on loans originated for others and sales of investment securities.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, merchant processing costs, FDIC deposit insurance costs, technology and other administrative expenses.

Our financial results are affected by interest rate volatility, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  During the latter part of 2008 and continuing into 2009, market and economic conditions have been severely impacted by deterioration in credit conditions as well as illiquidity with respect to various parts of the financial markets and elevated levels of volatility.  Concerns about future economic growth, lower consumer confidence, contraction of credit availability and lower corporate earnings continue to challenge the economy.  The rate of unemployment continued to increase, reaching its highest level in several years.  Corporate and related counterparty credit spreads widened and heightened concerns about numerous financial services companies adversely impacted the financial markets.  As a result of these unparalleled market conditions, federal government agencies initiated several intervening actions in the U.S. financial services industry.

Management believes that the downturn in the local and national economies negatively impacted the credit quality of our loans, particularly in our commercial portfolio.  We have increased the allowance for loan losses in response to this condition as well as growth in the commercial portfolio.  In response to these conditions, the Corporation has continued to refine its loan underwriting standards and has continued to enhance its credit monitoring and collection practices.  The weakness in the financial markets described above also contributed to declines in the values of portions of our investment securities portfolio.  In addition, wealth management revenues are largely dependent on the value of assets under administration and are closely tied to the performance of the financial markets.

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

Credit risk is the risk of loss due to the inability of borrower customers to repay loans or lines of credit.  Credit risk on loans is reviewed below under the heading “Asset Quality.”  Credit risk also exists with respect to debt instrument investment securities, which is reviewed below under the heading “Investment Securities.”

Interest rate risk exists because the repricing frequency and magnitude of interest earning assets and interest bearing liabilities are not identical.  This risk is reviewed in more detail below under the heading “Asset/Liability Management and Interest Rate Risk.”

Wealth management service revenues, which represented approximately 22% of total revenues in 2009, are substantially dependent on the market value of wealth management assets under administration.  These values may be negatively affected by changes in economic conditions and volatility in the financial markets.

Operational risk is the risk of loss resulting from data processing system failures and errors, inadequate or failed internal processes, customer or employee fraud and catastrophic failures resulting from terrorist acts or natural disasters.  Operational risk is discussed above under Item 1A. “Risk Factors.”

For additional factors that could adversely impact Washington Trust’s future results of operations and financial condition, see the section labeled “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Composition of Earnings
Comparison of 2009 with 2008
Net income for the year ended December 31, 2009 amounted to $16.1 million, or $1.00 per diluted share, compared to $22.2 million, or $1.57 per diluted share, for 2008.  The returns on average equity and average assets for 2009 were 6.56% and 0.55%, respectively, compared to 11.12% and 0.82%, respectively, for 2008.  Earnings in 2009 were influenced by several factors as described below.

Net interest income increased by $379 thousand, or 1%, in 2009.  No dividend was received from the Federal Home Loan Bank of Boston (“FHLBB”) in 2009.  Dividend income on the Corporation’s investment in FHLBB stock totaled to $1.3 million for 2008.  The net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earning assets) declined 16 basis points in 2009.  This decrease in net interest margin reflects the elimination of FHLBB dividend income and margin compression, in general, on core deposit rates, as well as the impact of higher levels of nonaccrual loans in 2009 compared to 2008.

The loan loss provision charged to earnings in 2009 was $8.5 million, an increase of $3.7 million from 2008.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.  In 2009, net charge-offs totaled $4.8 million, or 0.25% of average total loans, compared to $1.4 million, or 0.08% of average total loans, in 2008.

Revenue from wealth management services, our primary source of noninterest income, is largely dependent on the value of assets under administration.  For 2009, wealth management revenues decreased by $4.5 million, or 16%, from 2008.  The decline in the revenue source was primarily due to lower valuations in the financial markets in 2009, compared to 2008.  While the balance of assets under administration at December 31, 2009 was approximately 20% higher than the balance a year earlier, the average balance for the year ended December 31, 2009 was lower than the comparable average balance in 2008.

Due to strong residential mortgage refinancing and sales activity, net gains on loan sales and commissions on loans originated for others for 2009 increased by $3.0 million from 2008.

Credit-related impairment losses of $3.1 million were charged to earnings in 2009 for investment securities deemed to be other-than-temporarily impaired.  Impairment losses of $5.9 million were recognized in earnings in 2008.  Also included in noninterest income in the year ended December 31, 2009 and 2008, were net realized gains on sales of securities of $314 thousand and $2.2 million, respectively.

Noninterest expenses were up by $5.4 million, or 8%, from 2008, which included a $3.4 million increase in FDIC deposit insurance costs.  In the second quarter of 2009, the Corporation recognized a FDIC special assessment of $1.35 million ($869 thousand after tax).  In addition to the special assessment, the year over year increase in FDIC deposit insurance costs also reflects higher assessment rates, which are generally expected to continue in effect for the foreseeable future.

Income tax expense amounted to $6.3 million in 2009, a decrease of $973 thousand from 2008.  The effective tax rate for 2009 was 28.3%, compared to 24.8% in 2008.  In 2008, income tax benefits of $1.4 million, or 10 cents per diluted share were recognized resulting from a change in state corporate income tax legislation and the resolution of certain state tax positions.  Excluding these income tax benefits, the effective income tax rate for 2008 was 29.6%.

Comparison of 2008 with 2007
Net income for 2008 amounted to $22.2 million, or $1.57 per diluted share, compared to $23.8 million, or $1.75 per diluted share, for 2007.  The rates of return on average equity and average assets for 2008 were 11.12% and 0.82%, respectively.  Comparable amounts for 2007 were 13.48% and 0.99%, respectively.  The $1.6 million, or 6.8%, decrease in net income in 2008 as compared to 2007 was attributable to several factors as described below.

Net interest income increased by $5.6 million, or 9.3%, in 2008, reflecting higher interest-earning asset levels and lower deposit costs.  The net interest margin declined 12 basis points in 2008 primarily due to compression of asset yields and funding costs resulting from the 450 basis point aggregate impact of FRB rate-cutting actions from October 2007 through December 2008.

The loan loss provision charged to earnings in 2008 was $4.8 million, up by $2.9 million from 2007 largely due to growth in the loan portfolio as well as our ongoing evaluation of credit quality and general economic conditions.  Asset quality remained manageable during the year with net charge-offs of only 0.08% of average total loans in 2008, compared to a ratio of 0.03% in 2007.

Noninterest income amounted to $40.5 million in 2008, down $5.0 million, or 11.0%, from 2007.  This decline in noninterest income was largely due to the recognition of losses on write-downs of investment securities to fair value of $5.9 million ($3.8 million after tax, or 27 cents per diluted share).  Wealth management revenues are largely dependent on the value of wealth management assets under administration and are closely tied to the performance of the financial markets.  Revenues from wealth management services declined by $743 thousand, or 2.6%, in 2008.  Wealth management assets under administration were down $866.7 million, or 21.6%, from December 31, 2007.

Noninterest expenses totaled $71.7 million for 2008, up by $2.8 million, or 4.1%, from 2007.  Noninterest expenses for 2007 included $1.1 million in debt prepayment charges recorded as a result of prepayments of higher cost FHLBB advances in the first quarter of 2007.  There were no debt prepayment penalty charges recognized in 2008.  Excluding the 2007 debt prepayment charge, noninterest expenses rose by $3.9 million, or 5.8%.  Approximately 40% of the 2008 increase, on this basis, represents costs attributable to our wealth management business, an increase in FDIC deposit insurance costs and operating expenses related to a de novo branch opened in June 2007.

Income tax expense amounted to $7.3 million in 2008, a decrease of $3.5 million from 2007.  Income tax benefits of $1.4 million, or 10 cents per diluted share, were recognized in 2008 resulting from a change in state corporate income tax legislation and the resolution of certain state tax positions.  Excluding these income tax benefits, the Corporation’s effective income tax rate for 2008 was 29.6%, as compared to 31.3% in 2007.

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

Comparison of 2009 with 2008
The Commercial Banking segment reported net income of $17.0 million in 2009, down by $2.9 million, or 14%, from 2008.  Net interest income increased by 3% over 2008 amounts, reflecting growth in average loan balances and lower deposit costs, offset in part by the impact of higher levels of nonaccrual loans in 2009.  Noninterest income derived from the Commercial Banking segment increased by 33% over 2008 reported amounts largely due to increases in net gains on loan sales and commissions on loans originated for others.  The increases in net interest income and noninterest income were offset by a higher loan loss provision and an increase in Commercial Banking other noninterest expenses in 2009, as compared to 2008.  The increase in other noninterest expenses was attributable to increases in staffing and higher FDIC deposit insurance costs, including the second quarter 2009 special FDIC assessment.

The Wealth Management Services segment reported net income of $3.0 million in 2009, a decrease of $1.9 million, or 39%, from net income in 2008.  Noninterest income derived from the Wealth Management Services segment was $23.8 million in 2009, down by $4.5 million, or 16%, from 2008.  This revenue is dependent to a large extent on the value of assets under administration and is closely tied to the performance of the financial markets.  Noninterest expenses for the Wealth Management Services segment also declined in 2009, as compared to 2008, reflecting lower incentive-based compensation.

Comparison of 2008 with 2007
The Commercial Banking segment reported net income of $19.9 million in 2008, up by $2.1 million, or 12%, from 2007, primarily due to higher net interest income.  Net interest income was up by $8.7 million, or 16%, driven by growth in average loan balances and lower deposit costs.  This increase in net interest income was partially offset by a $2.9 million increase in the loan loss provision and $2.7 million increase in Commercial Banking noninterest expenses in 2008.  Higher noninterest expenses reflected increases in FDIC deposit insurance costs and operating expenses related to a de novo branch opened in June 2007.

The Wealth Management Services segment reported net income of $4.9 million in 2008, a decrease of $796 thousand, or 14%, from net income in 2007.  Noninterest income derived from the Wealth Management Services segment was $28.3 million in 2008, down by $743 thousand, or 3%, from 2007.  Lower noninterest income resulted from declines in wealth management assets under administration due to lower valuations in the financial markets.  In 2008, noninterest expenses for the Wealth Management Services segment amounted to $20.1 million, up by $451 thousand, or 2%, from 2007.  This increase was attributable to higher outsourced services expenses for wealth management platform and product support costs.

Net Interest Income
Comparison of 2009 with 2008
Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and continues to be the primary source of Washington Trust’s operating income.  Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Included in interest income are loan prepayment fees and certain other fees, such as late charges.

Net interest income for 2009 totaled $65.9 million, up by $379 thousand, or 1%, from 2008.  Included in net interest income in the year ended December 31, 2008 was dividend income on the Corporation’s investment in FHLBB stock of $1.3 million.  No dividend was received from FHLBB in 2009.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for 2009 amounted to $67.7 million, an increase of $370 thousand from 2008.  The net interest margin (FTE net interest income as a percentage of average interest–earnings assets) for 2009 amounted to 2.48%, compared to 2.64% for 2008.  The 16 basis point decline in the net interest margin was primarily attributable to the elimination of the FHLBB dividend income, margin compression, in general, on core deposit rates following the Federal Reserve’s actions to reduce short-term interest rates in late 2008 and early 2009, and the impact of higher levels of nonaccrual loans in 2009 compared to 2008.

Average interest-earning assets increased by $186 million, or 7%, in 2009.  The increase primarily reflects growth in the loan portfolio.  Total average loans for the year 2009 increased $197 million from 2008 largely due to growth in the commercial loan portfolio.  The yield on total loans for the year 2009 decreased by 84 basis points from 2008, reflecting declines in short-term interest rates.  The contribution of loan prepayment and other fees to the yield on total loans was 1 basis point and 3 basis points in 2009 and 2008, respectively.  Total average securities for the year 2009 decreased by $12 million from 2008, due to maturities and pay-downs on mortgage-backed securities.  The FTE rate of return on securities for the year 2009 decreased by 60 basis points, from 2008.  The decrease in the total yield on securities reflects lower yields on variable rate securities tied to short-term interest rates.

Average interest-bearing liabilities increased by $137 million or 6% in 2009 primarily due to growth in deposits, offset in part by declines in FHLBB advances.  The increase in deposits includes the successful first quarter 2009 transition of wealth management client money market deposits previously held in outside money market funds to fully insured and collateralized deposits.  This resulted in a $45 million increase in average interest-bearing deposits.  Average interest-bearing deposits increased by $190 million from 2009 to 2008, while the average rate paid on interest-bearing deposits decreased by 81 basis points.  Interest-bearing deposits include out-of-market brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLBB advances and other sources.  Average out-of-market brokered certificates of deposit for 2009 decreased by $26 million from 2008, with a 14 basis point decline in the average rate paid.  Excluding out-of-market brokered certificates of deposit, average in-market interest-bearing deposits for the year 2009 increased by $216 million from 2008 while the average rate paid on in-market interest-bearing deposits decreased by 81 basis points.  See additional discussion on brokered certificates of deposit in the “Financial Condition” section under the caption “Deposits.”

The growth in deposits enabled the Corporation to reduce its level of FHLBB advances in 2009.  The average balance of FHLBB advances for the year 2009 decreased by $51 million from 2008.  The average rate paid on such advances for the year 2009 decreased 9 basis points from 2008.  In connection with the Corporation’s ongoing interest rate risk management efforts, in January 2010, the Corporation modified the terms to extend the maturity dates of FHLBB advances totaling $50 million with original maturity dates in 2011 and 2012.  As a result, the Corporation expects interest expense savings of approximately $212 thousand in 2010.

Comparison of 2008 with 2007
Net interest income for 2008 totaled $65.5 million, up $5.6 million, or 9%, from the amount reported for 2007.  The increase in net interest income reflected growth in interest-earning assets and lower deposit costs.

FTE net interest income for 2008 amounted to $67.4 million, up $5.6 million, or 9%, from 2007.  The net interest margin for 2008 amounted to 2.64%, compared to 2.76% for 2007.  The 12 basis point decline in the net interest margin was primarily attributable to lower yields on variable rate commercial and consumer loans resulting from

Federal Reserve actions to reduce short-term interest rates, with less commensurate reduction in deposit and other funding rates.

Average interest-earning assets increased by $308 million, or 14%, in 2008, including the reinvestment of the $46.7 million in net proceeds received from the issuance of Common Stock in October 2008.  The increase in average interest-earning assets was largely due to growth in the loan portfolio.  Average loan balances grew $198 million, or 13%, primarily due to growth in the commercial loan category.  The yield on total loans decreased 63 basis points in 2008, reflecting declines in short-term interest rates.  The contribution of loan prepayment and other fees to the yield on total loans was 3 basis points and 4 basis points in 2008 and 2007, respectively.  Total average securities increased by $94 million, or 14%, in 2008, largely due to purchases of mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises during a period of substantial spread widening for these and many other classes of investment securities.  The FTE rate of return on securities decreased 24 basis points in 2008, reflecting lower yields on variable rate securities tied to short-term interest rates

In 2008, average interest-bearing liabilities increased by $284 million, or 14%, while cost of funds decreased 52 basis points.  The increase in average interest-bearing liabilities was largely due to increases in FHLBB advances.  The balance of average FHLBB advances increased $249 million in 2008, while the average rate paid on FHLBB advances decreased 23 basis points.  In addition, the increase in average interest-bearing liabilities included a $40 million increase in time deposits.  Time deposits include out-of-market brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLBB advances and other sources.  Average out-of-market brokered certificates of deposit increased $10 million, or 7%, in 2008.  See Note 11 to the Consolidated Financial Statements for additional discussion on junior subordinated debentures issued in the second quarter of 2008.

Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis
The following table presents average balance and interest rate information.  Tax-exempt income is converted to a FTE basis using the statutory federal income tax rate adjusted for applicable state income taxes net of the related federal tax benefit.  For dividends on corporate stocks, the 70% federal dividends received deduction is also used in the calculation of tax equivalency.  Unrealized gains (losses) on available for sale securities are excluded from the average balance and yield calculations.  Nonaccrual and renegotiated loans, as well as interest earned on these loans (to the extent recognized in the Consolidated Statements of Income) are included in amounts presented for loans.

Years ended December 31,		2009			2008			2007
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$941,833	$50,092	5.32	$782,825	$50,589	6.46	$626,309	$47,713	7.62
Residential real estate loans, including
mortgage loans held for sale	629,035	33,410	5.31	613,367	33,954	5.54	589,619	31,540	5.35
Consumer loans	323,576	13,494	4.17	301,653	16,584	5.50	283,873	19,634	6.92
Total loans	1,894,444	96,996	5.12	1,697,845	101,127	5.96	1,499,801	98,887	6.59
Cash, federal funds sold and
other short-term investments	20,201	50	0.25	21,515	334	1.55	16,759	831	4.96
FHLBB stock	42,008	–	–	39,282	1,345	3.42	28,905	1,915	6.62

Taxable debt securities	693,050	29,423	4.25	700,546	34,382	4.91	605,443	31,163	5.15
Nontaxable debt securities	80,629	4,662	5.78	81,046	4,583	5.65	77,601	4,368	5.63
Corporate stocks	5,618	339	6.05	9,426	740	7.85	13,639	1,132	8.29
Total securities	779,297	34,424	4.42	791,018	39,705	5.02	696,683	36,663	5.26
Total interest-earning assets	2,735,950	131,470	4.81	2,549,660	142,511	5.59	2,242,148	138,296	6.17
Noninterest-earning assets	185,345			163,730			165,561
Total assets	$2,921,295			$2,713,390			$2,407,709
Liabilities and
shareholders’ equity:
NOW accounts	$181,171	$327	0.18	$165,479	$306	0.18	$166,580	$285	0.17
Money market accounts	375,175	3,960	1.06	310,445	6,730	2.17	303,138	11,846	3.91
Savings accounts	187,862	530	0.28	173,840	1,059	0.61	194,342	2,619	1.35
Time deposits	957,449	27,821	2.91	861,814	33,100	3.84	821,951	37,672	4.58
FHLBB advances	687,210	28,172	4.10	737,830	30,894	4.19	489,229	21,641	4.42
Junior subordinated debentures	32,991	1,947	5.90	30,259	1,879	6.21	22,681	1,352	5.96
Other	21,476	981	4.57	26,678	1,181	4.43	23,990	1,075	4.48
Total interest-bearing liabilities	2,443,334	63,738	2.61	2,306,345	75,149	3.26	2,021,911	76,490	3.78
Demand deposits	187,800			177,032			177,342
Other liabilities	44,712			30,618			31,886
Shareholders’ equity	245,449			199,395			176,570
Total liabilities and
shareholders’ equity	$2,921,295			$2,713,390			$2,407,709
Net interest income		$67,732			$67,362			$61,806
Interest rate spread			2.20			2.33			2.39
Net interest margin			2.48			2.64			2.76

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:
(Dollars in thousands)

Years ended December 31,	2009	2008	2007
Commercial and other loans	$200	$188	$167
Nontaxable debt securities	1,546	1,458	1,385
Corporate stocks	94	203	310
Total	$1,840	$1,849	$1,862

Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

		2009/2008			2008/2007
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Commercial and other loans	$9,285	$(9,782)	$(497)	$10,817	$(7,941)	$2,876
Residential real estate loans, including
mortgage loans held for sale	867	(1,411)	(544)	1,284	1,130	2,414
Consumer loans	1,140	(4,230)	(3,090)	1,172	(4,222)	(3,050)
Cash, federal funds sold and
other short-term investments	(19)	(265)	(284)	189	(686)	(497)
FHLBB stock	87	(1,432)	(1,345)	546	(1,116)	(570)
Taxable debt securities	(366)	(4,593)	(4,959)	4,724	(1,505)	3,219
Nontaxable debt securities	(24)	103	79	198	17	215
Corporate stocks	(255)	(146)	(401)	(335)	(57)	(392)
Total interest income	10,715	(21,756)	(11,041)	18,595	(14,380)	4,215
Interest on interest-bearing liabilities:
NOW accounts	22	(1)	21	(1)	22	21
Money market accounts	1,194	(3,964)	(2,770)	279	(5,395)	(5,116)
Savings accounts	80	(609)	(529)	(252)	(1,308)	(1,560)
Time deposits	3,378	(8,657)	(5,279)	1,753	(6,325)	(4,572)
FHLBB advances	(2,073)	(649)	(2,722)	10,435	(1,182)	9,253
Junior subordinated debentures	164	(96)	68	468	59	527
Other	(236)	36	(200)	119	(13)	106
Total interest expense	2,529	(13,940)	(11,411)	12,801	(14,142)	(1,341)
Net interest income	$8,186	$(7,816)	$370	$5,794	$(238)	$5,556

Provision and Allowance for Loan Losses
The provision for loan losses is based on management’s periodic assessment of the adequacy of the allowance for loan losses which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of nonperforming loans and charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines.  The provision for loan losses is charged against earnings in order to maintain an allowance for loan losses that reflects management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

The provision for loan losses charged to earnings amounted to $8.5 million in 2009, compared to $4.8 million in 2008 and $1.9 million in 2007.  The increase in the provision was based on management’s assessment of various factors affecting the loan portfolio, including, among others, our ongoing evaluation of credit quality, with particular emphasis on the commercial portfolio, general economic conditions and growth in the loan portfolio.  Net charge-offs were $4.8 million in 2009, $1.4 million in 2008 and $517 thousand in 2007.  Commercial loan net charge-offs amounted to $4.2 million, or 88% of total net charge-offs, in 2009.  This compares to commercial loan net charge-offs of $1.1 million, or 82% of total net charge-offs, in 2008 and $329 thousand, or 64% in 2007.

The allowance for loan losses was $27.4 million, or 1.43% of total loans, at December 31, 2009, compared to $23.7 million, or 1.29% of total loans, at December 31, 2008.

The Corporation will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies. See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table.

				2009/2008		2008/2007
	Years Ended December 31,			Change		Change
	2009	2008	2007	$	%	$	%
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$18,128	$20,316	$21,124	$(2,188)	(11)%	$(808)	(4)%
Mutual fund fees	4,140	5,205	5,430	(1,065)	(20)	(225)	(4)
Financial planning, commissions
and other service fees	1,518	2,752	2,462	(1,234)	(45)	290	12
Wealth management services	23,786	28,273	29,016	(4,487)	(16)	(743)	(3)
Service charges on deposit accounts	4,860	4,781	4,713	79	2	68	1
Merchant processing fees	7,844	6,900	6,710	944	14	190	3
Income from bank-owned life insurance	1,794	1,800	1,593	(6)	–	207	13
Net gains on loan sales and commissions
on loans originated for others	4,352	1,396	1,493	2,956	212	(97)	(6)
Net realized gains on securities	314	2,224	455	(1,910)	(86)	1,769	389
Net gains (losses) on interest rate swap contracts	697	(542)	27	1,239	(229)	(569)	(2,107)
Other income	1,708	1,625	1,502	83	5	123	8
Noninterest income, excluding
other-than-temporary impairment losses	45,355	46,457	45,509	(1,102)	(2)	948	2
Total other-than-temporary impairment losses
on securities	(6,650)	(5,937)	–	(713)	12	(5,937)	–
Portion of loss recognized in other comprehensive
income (before taxes)	3,513	–	–	3,513	–	–	–
Net impairment losses recognized in earnings	(3,137)	(5,937)	–	2,800	(47)	(5,937)	–
Total noninterest income	$42,218	$40,520	$45,509	$1,698	4%	$(4,989)	(11)%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. The following table presents the changes in wealth management assets under administration for the years ended December 31, 2009, 2008 and 2007:

(Dollars in thousands)	2009	2008	2007
Wealth Management Assets Under Administration:
Balance at the beginning of period	$3,147,649	$4,014,352	$3,609,180
Net market value appreciation (depreciation) and income	547,091	(980,909)	272,398
Net client cash flows	75,453	114,206	132,774
Balance at the end of period	$3,770,193	$3,147,649	$4,014,352

Noninterest Income Analysis
Comparison of 2009 with 2008
Revenue from wealth management services decreased $4.5 million or 16% in 2009.  This included a decline of approximately $3.3 million in revenues primarily derived from the fair value of assets under administration.  Assets under administration totaled $3.770 billion at December 31, 2009, up $623 million, or 20 percent, from December 31, 2008, reflecting net market value appreciation and income of $547 million and net client cash inflows of $75 million.  While the balance of assets under administration at December 31, 2009 was 20% higher than the balance a year earlier, financial market declines in the latter part of 2008 and early part of 2009 caused the average balance for the year 2009 to be approximately 12% lower than the comparable average balance for 2008.  Wealth management related fees from sources that are not primarily derived from the value of assets under administration, including financial planning fees, commissions and other services, declined by $1.2 million, or 45%, from 2008 due largely to lower commissions earned on annuity and insurance contracts.

Merchant processing fees represents charges to merchants for credit card transactions processed.  This revenue source increased by $944 thousand, or 14%, in 2009 primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense.”

We originate residential mortgage loans for sale in the secondary market and also originate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  This revenue source is subject to market volatility and dependent on mortgage origination volume, which is sensitive to rates and the condition of housing markets.  In addition, from time to time we sell the guaranteed portion of SBA loans to investors.  Due to strong residential mortgage refinancing and sales activity, net gains on loan sales and commissions on loans originated for others increased by $3.0 million from 2008.

Net realized gains on securities amounted to $314 thousand in 2009, compared to $2.2 million in 2008.  See discussion below under the caption “Comparison of 2008 with 2007”, for additional information on 2008 net realized gains on securities.

Included in noninterest income in 2009 were net gains on interest rate swap contracts of $697 thousand.  This amount includes $580 thousand of gains attributable to interest rate swap contracts executed by Washington Trust to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  Gains on another interest rate swap contract executed in April 2008 with Lehman Brothers Special Financing, Inc. amounted to $117 thousand in 2009.  See additional discussion regarding this specific interest rate swap transaction below under the caption “Comparison of 2008 with 2007.”  See additional discussion on interest rate swap contracts in Note 13 to the Consolidated Financial Statements.

Other-than-temporary impairment losses on investment securities amounted to $3.1 million ($2.0 million after tax, or 13 cents per diluted share) in 2009 and $5.9 million ($3.8 million after tax, or 27 cents per diluted share) in 2008.  See additional discussion in the “Financial Condition” section under the caption “Securities.”

Comparison of 2008 with 2007
Revenue from wealth management services decreased $743 thousand, or 3%, in 2008.  Assets under administration totaled $3.1 billion at December 31, 2008, down $866.7 million, or 22%, from December 31, 2007.  This decline in assets under administration was primarily due to lower valuations in the financial markets.

Income from bank owned life insurance (“BOLI”) amounted to $1.8 million and $1.6 million for 2008 and 2007, respectively.  BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The BOLI investment provides a means to mitigate increasing employee benefit costs.  See additional discussion under the caption “Financial Condition” for further information on the investment in BOLI.

In the first quarter of 2008, Washington Trust sold $17.9 million in residential portfolio loans for interest rate risk and balance sheet management purposes, which resulted in a gain on sale of $80 thousand.  We do not have a practice of selling loans from portfolio and except for the sale described above we have not sold any packages of loans from our portfolio in many years.  Net gains on loan sales and commissions on loans originated for others amounted to $1.4 million in 2008, down by 6% from 2007, primarily due to declines in sales of SBA loans.

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

Included in noninterest income in 2008 were net losses on interest rate swap contracts of $542 thousand.  This amount includes $638 thousand of losses attributable to an interest rate swap contract executed in April 2008 with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with variable rate junior subordinated debentures.  Under the terms of this swap, Washington Trust agreed to pay a fixed rate and receive a variable rate based on LIBOR.  At inception, this hedging transaction was deemed to be highly effective and, therefore, changes in the value of this interest rate swap contract were recognized in the accumulated other comprehensive income component of shareholders’ equity.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the swap counterparty, the hedging relationship was deemed to be not highly effective, with the result that subsequent changes in the valuation are recognized in earnings.  The valuation decline was attributable to a decline in the swap yield curve during the fourth quarter of 2008, which reduced market fixed rates for terms similar to this swap contract.  The bankruptcy filings by the Lehman entities constituted events of default under the interest rate swap contract, entitling Washington Trust to immediately suspend performance and to terminate the transaction.  On March 31, 2009, this interest rate swap contract was reassigned to a new creditworthy counterparty, unrelated to the prior counterparty.  On May 1, 2009, this interest rate swap contract qualified for cash flow hedge accounting to hedge the interest rate risk associated with the variable rate junior subordinated debentures.  Effective May 1, 2009, the effective portion of changes in fair value of the swap was recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings.  The ineffective portion of changes in fair value was recognized directly in earnings as interest expense.  Gains on other interest rate swap transactions not affected by this matter amounted to $96 thousand in 2008 and $27 thousand in 2007.  See additional discussion in Note 13 to the Consolidated Financial Statements.

Other income consists of mortgage servicing fees, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit and other fees.  Other income increased $123 thousand, or 8%, in 2008 primarily due to nonrecurring income of $114 thousand.

See additional discussion regarding other-than-temporary impairment losses on investment securities in the “Financial Condition” section under the caption “Securities.”

Noninterest Expense
The following table presents a noninterest expense comparison for the years ended December 31, 2009, 2008 and 2007:

				2009/2008		2008/2007
	Years Ended December 31,			Change		Change
	2009	2008	2007	$	%	$	%
Noninterest expense
Salaries and employee benefits	$41,917	$41,037	$39,986	$880	2%	$1,051	3%
Net occupancy	4,790	4,536	4,150	254	6	386	9
Equipment	3,917	3,838	3,473	79	2	365	11
Merchant processing costs	6,652	5,769	5,686	883	15	83	1
FDIC deposit insurance costs	4,397	1,044	213	3,353	321	831	390
Outsourced services	2,734	2,859	2,180	(125)	(4)	679	31
Legal, audit and professional fees	2,443	2,325	1,761	118	5	564	32
Advertising and promotion	1,687	1,729	2,024	(42)	(2)	(295)	(15)
Amortization of intangibles	1,209	1,281	1,383	(72)	(6)	(102)	(7)
Debt prepayment penalties	–	–	1,067	–	–	(1,067)	(100)
Other	7,422	7,324	6,983	98	1	341	5
Total noninterest expense	$77,168	$71,742	$68,906	$5,426	8%	$2,836	4%

Noninterest Expense Analysis
Comparison of 2009 with 2008
Salaries and employee benefits expense, the largest component of total noninterest expense, increased by $880 thousand, or 2%, in 2009.  This increase reflects increases in staffing and higher defined benefit pension costs due to the discount rate and asset value changes in effect at the end of 2008 offset in part by lower profitability-based incentive costs.

Net occupancy expense increased by $254 thousand, or 6%, in 2009 largely due to increased rental expense for premises leased by the Bank.

Merchant processing costs increased by $883 thousand, or 15%, in 2009 primarily due to increases in the volume of transactions processed for existing and new customers.  Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.  See discussion on the corresponding increase in merchant processing fees under the caption “Noninterest Income.”

FDIC deposit insurance costs were up by $3.4 million from 2008.  A special FDIC assessment of $1.35 million ($869 thousand after tax) was recorded in the second quarter of 2009.  In addition to the special assessment, the year over year increase in FDIC deposit insurance costs also reflects higher assessment rates.

Included in other noninterest expenses in 2009 was a $250 thousand charge incurred in the first quarter of 2009 in connection with the repositioning of investment options in the Corporation’s 401(k) Plan.  The increase in other noninterest expenses in 2009 also included an increase of $331 thousand in credit and collection costs.  These increases were offset for the most part by the results of efforts to control operating costs.

Comparison of 2008 with 2007
Salaries and employee benefits expense increased by $1.1 million, or 3%, in 2008.  This increase was largely due to increases in salaries and wages.

Net occupancy expense increased by $386 thousand, or 9%, in 2008.  The increase reflects higher utility costs, higher rental expense for premises leased by the Bank, and includes occupancy costs associated with the de novo branch opened in June 2007.  Equipment expense increased by $365 thousand, or 11%, in 2008, primarily due to additional investments in technology and other equipment.

FDIC deposit insurance costs increased by $831 thousand in 2008, due primarily to new FDIC assessment rules. The new rules became effective on January 1, 2007; however, the utilization of a one-time assessment credit minimized the financial impact of this change to the Bank in 2007.

Outsourced services increased by $679 thousand, or 31%, in 2008 due largely to higher third party vendor costs.  Approximately 68% of this increase was attributable to higher outsourced services expenses for our wealth management business and included wealth management platform and product support costs.

Legal, audit and professional fees increased by $564 thousand, or 32%, from 2007, which included higher recruitment costs of $209 thousand primarily associated with executive management positions, $45 thousand in legal fees associated with the second quarter 2008 issuance of junior subordinated debentures (see Note 11), legal costs associated with product development and maintenance and various consulting matters.

Advertising and promotion expense decreased by $295 thousand, or 15%, in 2008 reflecting management’s discretion over this category.

Debt prepayment penalties expense, resulting from the first quarter 2007 prepayment of $26.5 million in higher cost FHLBB advances, amounted to $1.1 million in 2007.  There were no prepayment penalty charges recognized in 2008.

Other noninterest expense increased by $341 thousand, or 5%, in 2008, which included an increase of $108 thousand in credit and collection costs.

Income Taxes
Income tax expense for 2009, 2008 and 2007 totaled $6.3 million, $7.3 million and $10.8 million, respectively.  The effective tax rates for the years ended December 31, 2009, 2008 and 2007 were 28.3%, 24.8% and 31.3%, respectively.  In 2008, the Corporation recognized $1.4 million in income tax benefits (as described in the following paragraph).  Excluding these income tax benefits, the effective tax rate for 2008 was 29.6%.  The effective tax rates differed from the federal rate of 35.0% due primarily to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions and requiring combined income tax reporting.  The rate will be reduced from the rate of 10.5% to 10.0% for 2010, 9.5% for 2011 and 9.0% for 2012 and thereafter.  Previously, certain Washington Trust subsidiaries were subject to Massachusetts income tax on a separate return basis.  Under the new legislation, effective January 1, 2009, Washington Trust, as a consolidated tax group, will be subject to income tax in the Commonwealth of Massachusetts.  Washington Trust analyzed the impact of this law and, as a result of revaluing its net deferred tax asset, recognized an income tax benefit of $841 thousand in the third quarter of 2008.  In addition, the Corporation recognized an income tax benefit of $556 thousand in the fourth quarter of 2008 resulting primarily from the resolution of certain state tax positions (see Note 9).

The Corporation’s net deferred tax asset amounted to $12.0 million at December 31, 2009, compared to $18.8 million at December 31, 2008.  The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years.  See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition
Summary
Total assets amounted to $2.9 billion at December 31, 2009, down by $81 million, or 3%, from the end of 2008.  Total loans increased by $81 million, or 4%, in 2009 and amounted to $1.9 billion, or 67% of total assets, at December 31, 2009.  During 2009, Washington Trust experienced firm demand for commercial loans in large part due to decreased lending activity by larger institutions in its lending area.  As a result, we selectively expanded our commercial lending relationships with new and existing customers while at the same time seeking to maintain our traditional commercial lending underwriting standards.  Commercial loans increased by $104 million, or 12%, in 2009 and amounted to $985 million, or 51% of total loans, at the end of 2009.

Total nonaccrual loans increased from $7.8 million at December 31, 2008 to $27.5 million at December 31, 2009.  Total 30 day+ delinquencies amounted to $31.6 million, or 1.64% of total loans, at December 31, 2009, up $14.0 million in 2009, with the largest increases in the commercial categories.  Management believes that the declining credit quality trend experienced in 2009 is attributable to weakened economic conditions in general, and not to any specific underwriting characteristic or credit risk category.

The fair value of securities available for sale totaled $691 million at December 31, 2009, or 24% of total assets.  During 2009, the investment securities portfolio declined by approximately $175 million largely due to maturities and pay-downs on mortgage-backed securities.  Management elected not to increase the portfolio primarily due to a lack of attractive investment opportunities in the current environment.

Total liabilities decreased by $101 million in 2009, with an increase of $132 million in total deposits and a decrease of $222 million in FHLBB advances.  Total deposits, which included brokered certificates of deposit, were up by 7% from the balance at December 31, 2008.  Excluding out-of-market brokered certificates of deposit, in-market deposits grew by $226 million, or 14 percent, in 2009 which included $42 million in wealth management client money market deposits previously held in outside money market funds.  At December 31, 2009, Washington Trust had $94 million in out-of-market brokered certificates of deposit and $607 million in FHLBB advances compared to $188 million and $830 million, respectively, at December 31, 2008.

Shareholders’ equity totaled $255 million at December 31, 2009, compared to $235 million at the end of 2008.  As of December 31, 2009, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  In April 2008, the Bancorp issued $10.3 million in junior subordinated debentures, which supplemented the total risk-based capital position.  In October 2008, Washington Trust issued $50.0 million of its Common Stock in a private placement with select institutional investors.  Net proceeds were $46.9 million after deducting offering-related fees and expenses.  See Notes 11 and 12 to the Consolidated Financial Statements for additional discussion on junior subordinated debentures and capital requirements.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase.  The Corporation does not currently maintain portfolios of held to maturity or trading securities.  Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements.  Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.  See Note 4 to the Consolidated Financial Statements for additional information.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  Permissible bank investments include federal funds, banker’s acceptances, commercial paper, reverse repurchase agreements, interest-bearing deposits of federally insured banks, U.S. Treasury and government-sponsored agency debt obligations, including mortgage-backed securities and collateralized mortgage obligations, municipal securities, corporate debt, trust preferred securities, mutual funds, auction rate preferred stock, common and preferred equity securities, and FHLBB stock.

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

As noted in Note 14 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of December 31, 2009 and 2008, our Level 3 financial instruments consist primarily of two available for sale pooled trust preferred securities, which were not actively traded.

As of December 31, 2009, the Corporation concluded that there has been a significant decrease in the volume and level of activity for our Level 3 pooled trust preferred securities and quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their fair values.

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)
December 31,	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$45,240	7%	$64,377	7%	$139,599	18%
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	523,446	75%	683,619	80%	469,388	62%
States and political subdivisions	82,062	12%	81,213	9%	80,894	11%
Trust preferred securities:
Individual name issuers	20,586	3%	16,793	2%	27,695	4%
Collateralized debt obligations	1,065	–%	1,940	–%	6,759	1%
Corporate bonds	14,706	2%	13,576	2%	14,101	2%
Common stocks	769	–%	992	–%	6,781	1%
Perpetual preferred stocks	3,610	1%	3,709	–%	6,561	1%
Total securities available for sale	$691,484	100%	$866,219	100%	$751,778	100%

The securities portfolio amounted to $691 million at December 31, 2009, down by $175 million from the balance at December 31, 2008, reflecting $171 million in maturities and pay-downs on mortgage-backed securities.  In 2009, management elected not to increase the portfolio primarily due to a lack of attractive investment opportunities in the current environment.

The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. Government agencies or U.S. Government-sponsored enterprises.

At December 31, 2009, the securities portfolio included $13.8 million of net pretax unrealized gains, compared to $3.2 million of net pretax unrealized losses at December 31, 2008.  At December 31, 2009, the net unrealized gain position on the securities portfolio included gross unrealized losses of $14.7 million.  Approximately 94% of the gross unrealized losses on the securities portfolio were concentrated in variable rate trust preferred securities primarily issued by financial services companies.

The Bank owns trust preferred security holdings of seven individual name issuers in the financial industry and two pooled trust preferred securities in the form of collateralized debt obligations.  The following tables present information concerning the named issuers and pooled trust preferred obligations, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Issuer Trust Preferred Securities

(Dollars in thousands)
	December 31, 2009				Credit Ratings
Named Issuer		Amortized	Fair	Unrealized	December 31, 2009			Form 10-K Filing Date
(parent holding company)	(a)	Cost (b)	Value	Loss	Moody's	S&P		Moody's	S&P
JPMorgan Chase & Co.	2	$9,714	$6,891	$(2,823)	A2	BBB+		A2	BBB+
Bank of America Corporation	3	5,726	4,058	(1,668)	Baa3	BB	(c)	Baa3	BB	(c)
Wells Fargo & Company	2	5,099	3,241	(1,858)	Baa1/Baa2	A-		Baa1/Baa2	A-
SunTrust Banks, Inc.	1	4,163	2,607	(1,556)	Baa2	BB+	(c)	Baa3	BB	(c)
Northern Trust Corporation	1	1,979	1,333	(646)	A2	A-		A3	A-
State Street Corporation	1	1,967	1,633	(334)	A2	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,915	823	(1,092)	Baa3	B	(c)	Ba1 (c)	B	(c)
Totals		$30,563	$20,586	$(9,977)

(a)	Number of separate issuances, including issuances of acquired institutions.
(b)	Net of other-than-temporary impairment losses recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009.
(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted one additional downgrade to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Pooled Trust Preferred Obligations
(Dollars in thousands)	December 31, 2009
					Deferrals	Credit Ratings
	Amortized	Fair	Unrealized	No. of Cos. in	and Defaults	December 31, 2009			Form 10-K Filing Date
Deal Name	Cost	Value	Loss	Issuance	(a)	Moody's		S&P	Moody's		S&P
Tropic CDO 1,tranche A4L (d)	$3,620	$978	$(2,642)	38	36.7%	Ca	(c)	(b)	Ca	(c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,346	87	$(1,259)	73	31.0%	Ca	(c)	(b)	Ca	(c)	(b)
Totals	$4,966	$1,065	$(3,901)

(a)	Percentage of pool collateral in deferral or default status.
(b)	Not rated by S&P.
(c)	Rating is below investment grade.
(d)
Based on information available as of the filing date of this report, 15 of the 38 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $110.2 million of the underlying collateral pool was in deferral or default status, or 36.7% of the total original collateral balance of $300 million.  The tranche instrument held by the Corporation was current with respect to its quarterly debt service (interest) payments as of the most recent quarterly payment date of January 15, 2010.  The instrument was downgraded to a below investment grade rating of “Caa3” by Moody’s on March 27, 2009 and further downgraded by Moody’s to a rating of “Ca” on October 30, 2009.  During the quarter ended March 31, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument and will not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of March 31, 2009 and recognized an other-than-temporary impairment charge of $3.6 million pursuant to the provisions of ASC 320, which the Corporation early adopted effective January 1, 2009.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $1.4 million.  This investment security was also placed on nonaccrual status as of March 31, 2009.  The analysis of the expected cash flows for this security as of December 31, 2009 and the rating downgrade on October 30, 2009 did not negatively affect the amount of credit-related impairment loss previously recognized on this security.

(e)
Based on information available as of the filing date of this report, 20 of the 73 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $271.6 million of the underlying collateral pool was in deferral or default status, or 31.0% of the total original collateral pool of $877.4 million.  The tranche instrument held by the Corporation had deferred the quarterly interest payment due in December 2008.

The instrument was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  This security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.9 million.  This investment security was also placed on nonaccrual status as of December 31, 2008.  Pursuant to the provisions of ASC 320 adopted effective January 1, 2009 and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation has concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified this noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.2 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by the amount of the cumulative effect adjustment before taxes.  During the quarter ended September 30, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument and will not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized an other-than-temporary impairment charge of $2.3 million pursuant to the provisions of ASC 320 adopted effective January 1, 2009.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $467 thousand.  The analysis of the expected cash flows for this security as of December 31, 2009 resulted in an additional credit-related impairment loss of $679 thousand being recognized in earnings in the fourth quarter of 2009.

The following is supplemental information concerning common and perpetual preferred stock investment securities:

	At December 31, 2009
	Amortized	Unrealized		Fair
(Dollars in thousands)	Cost (a)	Gains	Losses	Value
Common and perpetual preferred stocks
Common stocks	$658	$111	$–	$769
Perpetual preferred stocks:
Financials	2,354	396	(27)	2,723
Utilities	1,000	–	(113)	887
Total perpetual preferred stocks	3,354	396	(140)	3,610
Total common and perpetual preferred stocks	$4,012	$507	$(140)	$4,379

(a)	Net of other-than-temporary impairment losses recognized in earnings.

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

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:
(Dollars in thousands)

Years ended December 31,	2009	2008	2007
Pooled trust preferred securities
Tropic CDO 1, tranche A4L	$1,350	$–	$–
Preferred Term Securities [PreTSL] XXV, tranche C1	1,146	1,859	–
Common and perpetual preferred stocks
Fannie Mae and Freddie Mac perpetual preferred stocks	–	1,470	–
Other perpetual preferred stocks (financials)	495	2,173	–
Other common stocks (financials)	146	435	–
Other-than-temporary impairment losses recognized in earnings	$3,137	$5,937	$–

Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation of the current imbalances in liquidity that exist in the marketplace, a continuation or worsening of the current economic recession, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Corporation may incur additional impairment losses.

See Note 4 to the Consolidated Financial Statements for additional discussion on securities.

Federal Home Loan Bank Stock
As of December 31, 2009 and 2008, the Corporation’s investment in Federal Home Loan Bank of Boston (“FHLBB”) stock totaled $42.0 million.  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  The Corporation is required to maintain a level of investment in FHLBB stock based on the level of its FHLBB advances, which is viewed as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.  At December 31, 2009, the Corporation’s investment in FHLBB stock exceeded its required investment by $9.6 million.  No market exists for shares of the FHLBB.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock is subject to the conditions imposed by the FHLBB.  In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends.

On February 22, 2010, the FHLBB announced its preliminary fourth quarter and annual financial results for 2009.  The FHLBB reported net income of $6.3 million and a net loss of $187 million for the fourth quarter and year ended December 31, 2009, respectively.  This compared to net losses of $274 million and $116 million for the same periods in 2008.  Additionally, it reported total capital of $2.8 billion at December 31, 2009, compared to $3.4 billion at December 31, 2008.  These results reflected the impact on earnings and accumulated other comprehensive loss of fair value declines associated with securities deemed to be other-than-temporarily impaired.  Despite these results, the FHLBB exceeded the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Financing Agency.  The FHLBB’s primary source of funding is debt issued by the FHLB system.  In 2009, the FHLB system demonstrated the ability to continue to issue additional debt.  As of the filing date of this report, debt obligations issued by the FHLB System continue to be rated Aaa by Moody’s and AAA by Standard & Poor’s.  If needed, the FHLB system also has the ability to secure funding available to government-sponsored entities through the U.S. Treasury.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of December 31, 2009.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired.  If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.

Loans
Washington Trust’s loan portfolio amounted to $1.9 billion at December 31, 2009, up $81 million, or 4%, in 2009.  Growth of $104 million in commercial loans and $13 million in consumer loans was offset in part by a $36 million decline in residential real estate loans.

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Mortgages	$496,996	26%	$407,904	22%	$278,821	18%	$282,019	19%	$291,292	21%
Construction & development	72,293	4%	49,599	3%	60,361	4%	32,233	2%	37,190	3%
Other (1)	415,261	21%	422,810	23%	341,084	21%	273,145	19%	226,252	16%
Total commercial	984,550	51%	880,313	48%	680,266	43%	587,397	40%	554,734	40%
Residential real estate:
Mortgages	593,981	31%	626,663	34%	588,628	37%	577,522	40%	565,680	40%
Homeowner construction	11,594	1%	15,389	1%	11,043	1%	11,149	–%	17,028	2%
Total residential real estate	605,575	32%	642,052	35%	599,671	38%	588,671	40%	582,708	42%
Consumer:
Home equity lines	209,801	11%	170,662	9%	144,429	9%	145,676	10%	161,100	11%
Home equity loans	62,430	3%	89,297	5%	99,827	6%	93,947	6%	72,288	5%
Other (2)	57,312	3%	56,830	3%	49,459	4%	44,295	4%	31,078	2%
Total consumer loans	329,543	17%	316,789	17%	293,715	19%	283,918	20%	264,466	18%
Total loans	$1,919,668	100%	$1,839,154	100%	$1,573,652	100%	$1,459,986	100%	$1,401,908	100%

(1)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(2)	Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2009 follows:

(Dollars in thousands)
	1 Year	1 to 5	After 5
Matures in:	or Less	Years	Years	Totals
Construction and development (1)	$17,973	$17,943	$47,971	$83,887
Commercial - other	155,307	162,000	97,954	415,261
	$173,280	$179,943	$145,925	$499,148

(1)
Includes homeowner construction and commercial construction and development.  Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Sensitivity to changes in interest rates for Real Estate Construction and Other Commercial loans due after one year is as follows:

(Dollars in thousands)		Floating or
	Predetermined	Adjustable
	Rates	Rates	Totals
Principal due after one year	$226,483	$99,385	$325,868

Commercial Loans
Commercial loans fall into two major categories, commercial real estate and other commercial loans (commercial and industrial).  Commercial real estate loans consist of commercial mortgages and construction and development loans.  Commercial mortgages are loans secured by income producing property.

Commercial lending represents a significant portion of the Bank’s loan portfolio.  Beginning in 2007, as deteriorating conditions in the local economy caused a decline in residential and consumer loan demand, the Bank experienced increased demand for commercial mortgage and other commercial loans in large part due to decreased lending activity by larger institutions in its lending area  As a result, the Bank sought to selectively expand its commercial lending relationships with new and existing customers while at the same time maintaining its traditional commercial lending underwriting standards.  Total commercial loans increased from 40% of total loans at December 31, 2006 to 43% at December 31, 2007, 48% at December 31, 2008 and 51% at December 31, 2009.  During 2009, total commercial loans increased by 12%.  The pace of growth slowed in 2009 compared to 2008, which management believes was attributable to reduced demand related to a weakening in economic conditions.

With respect to commercial mortgage lending, management believes that the portfolio growth is in large part attributable to enhanced business cultivation efforts with new and existing borrowers.  The growth in the commercial portfolio was achieved while maintaining the Bank’s overall commercial lending underwriting standards, interest rates and levels of interest rate risk.  With respect to other commercial loans (commercial and industrial, loans to small businesses), management believes that the portfolio growth in recent years was in large part attributable to the Bank’s success in attracting commercial borrowers from larger institutions in its regional market area of southern New England, primarily in Rhode Island.  Management believes that continued deterioration in national and regional economic conditions may cause some reduction in demand and loan origination activity for commercial mortgages and other commercial loans.

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

Commercial Real Estate Loans
Commercial real estate loans at December 31, 2009 amounted to $569 million, including $72 million in commercial construction loans, up by $112 million, or 24%, from December 31, 2008.  Growth in this category in 2009 was primarily in our general market area of southern New England.  These loans are secured by a variety of property types, with approximately 82% of the total composed of retail, office, lodging, commercial mixed use, multi-family and industrial properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	December 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$512,748	90%	$405,040	89%
New York, New Jersey, Pennsylvania	40,485	7%	37,448	8%
New Hampshire, Maine	14,342	3%	13,384	3%
Other	1,714	–%	1,631	–%
Total	$569,289	100%	$457,503	100%

Other Commercial Loans
Other commercial loans amounted to $415 million at December 31, 2009, down by $8 million, or 2%, from the balance at the end of 2008.  Other commercial loans are largely collateralized and in many cases the collateral consists of real estate occupied by the business as well as other business assets.  This portfolio includes loans to a variety of business types.  Approximately 70% of the total is composed of retail, health care/social assistance, owner occupied and other real estate, manufacturing, construction and recreation businesses.

Residential Real Estate Mortgages
Residential real estate mortgages decreased by $36 million, or 6%, from the balance at December 31, 2008. Washington Trust experienced strong residential mortgage refinancing and mortgage sales activity in 2009.  Washington Trust originates residential mortgage loans within our general market area of southern New England for portfolio and for sale in the secondary market.  The majority of loans sold are sold with servicing released.  From time to time Washington Trust purchases one-to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  During 2009, $1.1 million of residential real estate loans were purchased from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  The total balance of purchased residential mortgages amounted to $130 million as of December 31, 2009.

Washington Trust has never offered a sub-prime mortgage program and has no option-adjusted ARMs.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	December 31, 2009		December 31, 2008
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$555,455	92%	$566,857	88%
New York, Virginia, New Jersey, Maryland,
Pennsylvania, District of Columbia	18,908	3%	28,252	5%
Ohio	13,700	2%	19,940	3%
California, Washington, Oregon	8,140	1%	12,678	2%
Colorado, Texas, New Mexico, Utah	5,038	1%	8,623	1%
Georgia	2,519	1%	2,539	1%
New Hampshire	1,333	–%	1,399	–%
Other	482	–%	1,764	–%
Total	$605,575	100%	$642,052	100%

Consumer Loans
Consumer loans increased by $13 million, or 4%, in 2009, primarily due to increases in home equity lines. Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio of $330 million at December 31, 2009.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Corporation estimates that approximately 55% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)

December 31,	2009	2008	2007	2006	2005
Nonaccrual loans:
Commercial mortgages	$11,588	$1,942	$1,094	$981	$394
Commercial construction and development	–	–	–	–	–
Other commercial	9,075	3,845	1,781	831	624
Residential real estate mortgages	6,038	1,754	1,158	721	1,147
Consumer	769	236	271	190	249
Total nonaccrual loans	27,470	7,777	4,304	2,723	2,414
Nonaccrual investment securities	1,065	633	–	–	–
Property acquired through foreclosure
or repossession, net	1,974	392	–	–	–
Total nonperforming assets	$30,509	$8,802	$4,304	$2,723	$2,414

Nonperforming assets to total assets	1.06%	0.30%	0.17%	0.11%	0.10%
Nonperforming loans to total loans	1.43%	0.42%	0.27%	0.19%	0.17%
Total past due loans to total loans	1.64%	0.96%	0.45%	0.49%	0.27%
Accruing loans 90 days or more past due	$–	$–	$–	$–	$–

Total nonaccrual loans increased from $7.8 million at December 31, 2008 to $27.5 million at December 31, 2009.  Management believes that the declining credit quality trend experienced in 2009 is primarily related to weakened national and regional economic conditions.  These conditions, including high unemployment levels, may continue through 2010 and possibly into 2011.

Nonaccrual investment securities at December 31, 2009 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”  Property acquired through foreclosure or repossession amounted to $2.0 million at December 31, 2009, compared to $392 thousand at the end of 2008.  The balance at December 31, 2009 consisted of two residential properties and one commercial property.

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

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2009.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	December 31, 2009			December 31, 2008
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial mortgages	$11,227	$361	$11,588	$1,826	$116	$1,942

Commercial construction
and development	–	–	–	–	–	–

Other commercial	4,829	4,246	9,075	3,408	437	3,845

Residential real estate
mortgages	4,028	2,010	6,038	973	781	1,754

Consumer	164	605	769	77	159	236
Total nonaccrual loans	$20,248	$7,222	$27,470	$6,284	$1,493	$7,777

Nonaccrual commercial real estate and other commercial loans totaling $20.7 million and $5.8 million as of December 31, 2009 and 2008, respectively, were classified as impaired loans.  At December 31, 2009, approximately $14.2 million, or 69%, of nonaccrual commercial impaired loans were considered to be collateral dependent.  The balance of collateral dependent nonaccrual commercial impaired loans was net of partial charge-offs of $3.1 million.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.

Nonaccrual commercial mortgages increased by $9.6 million in 2009 to $11.6 million.  This included three commercial real estate relationships with a total carrying value as of December 31, 2009 of $10.4 million, which was net of $1.5 million in charge-offs recognized in 2009.  As of December 31, 2009, these loans carry a loss allocation of $523 thousand.  The loans to these three borrowers, which were in the 90 days or more past due category, are secured by (i) a retail center and office complex, (ii) a hotel property and (iii) a residential housing development project.  The Bank has additional accruing commercial real estate and residential mortgage loans totaling $4.8 million to one of these borrowers.  These additional loans have performed in accordance with terms of the loans, were not past due as of December 31, 2009 and management has concluded that these loans have properly been classified as accruing.

Nonaccrual other commercial loans were up by $5.2 million in 2009 to $9.1 million.  The largest nonaccrual relationship in this category totaled $2.5 million as of December 31, 2009.  This relationship is secured by an auto dealership and was not delinquent as of December 31, 2009.  Based on management’s assessment of the operating condition of the borrower, no loss allocation on this relationship was deemed necessary as of December 31, 2009.  The second largest nonaccrual relationship in this category amounted to $736 thousand and was included in the 90 days or more past due category as of December 31, 2009.  This relationship is collateral dependent and is secured by a retail building. Based on the fair value of the underlying collateral, no loss allocation on this relationship was deemed necessary as of December 31, 2009.  The third largest nonaccrual relationship in this category amounted to $494 thousand and was included in the 90 days or more past due category as of December 31, 2009.  This relationship has a loss allocation of $370 thousand at December 31, 2009.  The Bank has additional accruing loans of $1.4 million to two of these borrowers.  These additional loans have performed in accordance with terms of the loans, were not past due as of December 31, 2009 and management has concluded that these loans have properly been classified as accruing.

Nonaccrual residential mortgages increased by $4.3 million in 2009 to $6.0 million.  There are a total of 21 loans included in $6.0 million of nonaccrual residential mortgages as of December 31, 2009, net of $238 thousand in charge-offs recognized in 2009.  The loss allocation on total nonaccrual residential mortgages was $937 thousand at December 31, 2009.  $4.8 million of the nonaccrual residential mortgages were located in Rhode Island, Massachusetts and Connecticut.  Included in total nonaccrual residential mortgages were 13 loans purchased for portfolio and serviced by others amounting to $4.0 million, which was net of $179 thousand in charge-offs recognized in 2009.  Loans purchased from other financial institutions were individually assessed at the time of purchase using standards similar to those employed by the Bank for its self-originated loans.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1.8 million, $583 thousand and $341 thousand in 2009, 2008 and 2007, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $931 thousand, $469 thousand and $318 thousand in 2009, 2008 and 2007, respectively.

Past Due Loans
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
December 31,	2009		2008
	Amount	% (1)	Amount	% (1)
Loans 30 – 59 days past due:
Commercial real estate	$1,909		$3,466
Other commercial loans	1,831		2,024
Residential real estate mortgages	2,409		3,113
Consumer loans	1,258		76
Loans 30 – 59 days past due	$7,407		$8,679
Loans 60 – 89 days past due:
Commercial real estate	$1,648		$6
Other commercial loans	292		785
Residential real estate mortgages	1,383		1,452
Consumer loans	591		401
Loans 60 – 89 days past due	$3,914		$2,644
Loans 90 days or more past due:
Commercial real estate	$11,227		$1,826
Other commercial loans	4,829		3,408
Residential real estate mortgages	4,028		973
Consumer loans	164		77
Loans 90 days or more past due	$20,248		$6,284
Total past due loans:
Commercial real estate	$14,784	2.60%	$5,298	1.16%
Other commercial loans	6,952	1.67%	6,217	1.47%
Residential real estate mortgages	7,820	1.29%	5,538	0.86%
Consumer loans	2,013	0.61%	554	0.17%
Total past due loans	$31,569	1.64%	$17,607	0.96%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

We experienced an increase in delinquencies in all loan categories during 2009.  Management believes the increase in delinquencies in each category was attributable to weakened economic conditions in general.  Total delinquencies amounted to $31.6 million, or 1.64% of total loans, at December 31, 2009, up $14.0 million in 2009.  All loans 90 days or more past due at December 31, 2009 and 2008 were classified as nonaccrual.  In response to the increase in delinquencies, the Bank has devoted additional staffing resources to collection efforts.  Management will continue to monitor the appropriateness of resources devoted to this activity.

The largest increase in total delinquencies was in commercial real estate loans.  Included in commercial real estate loans less than 90 days past due were two loans to one borrower relationship totaling $2.8 million at December 31, 2009.  This relationship was in accruing status based on management’s assessment of the overall collectibility of these loans.  All other significant delinquency relationships in this category were described above under the caption “Nonaccrual Loans.”

Residential mortgage loan delinquencies consisted of 28 loans totaling $7.8 million, or 1.29% of residential mortgage loans, at December 31, 2009.  The increase was concentrated in loans 90 days or more past due, all of which were in nonaccrual status at December 31, 2009.  See the discussion above under the caption “Nonaccrual Loans.”

Consumer loan delinquencies consisted of 38 loans totaling $2.0 million, or 0.61% of total consumer loans, at December 31, 2009 and primarily included home equity lines and loans which were less than 90 days past due.

We use various techniques to monitor credit deterioration in the portfolios of residential mortgage loans and home equity lines and loans.  Among these techniques, the Corporation periodically tracks loans with an updated FICO score below 660 and an estimated loan to value (“LTV”) ratio of more than 85%, with LTV determined via statistical modeling analyses.  The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts.  This information and trends associated with this information is considered by management in its assessment of the allocation of loss exposure in the residential mortgage loan portfolio.

Troubled Debt Restructurings
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

Troubled debt restructured loans of $10.3 million and $870 thousand as of December 31, 2009 and 2008, respectively, were classified as impaired loans.  At December 31, 2009, approximately 8% of troubled debt restructured loans were considered to be collateral dependent.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.

At December 31, 2009, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)

December 31,	2009	2008	2007	2006	2005
Accruing troubled debt restructured loans:
Commercial mortgages	$5,566	$–	$1,717	$–	$–
Other commercial	540	–	–	–	–
Residential real estate mortgages	2,736	263	–	–	–
Consumer	858	607	–	–	–
Accruing troubled debt restructured loans	9,700	870	1,717	–	–
Nonaccrual troubled debt restructured loans:
Other commercial	228	–	–	–	–
Residential real estate mortgages	336	–	–	–	–
Consumer	45	–	–	–	–
Nonaccrual troubled debt restructured loans	609	–	–	–	–
Total troubled debt restructured loans	$10,309	$870	$1,717	$–	$–

As a result of deteriorating economic conditions, the Corporation has experienced an increase in troubled debt restructuring events involving commercial and residential borrowers.  Included in accruing restructured commercial mortgages are two relationships totaling $4.4 million; (i) secured by a hotel and restaurant, restructured via the extension of maturity and (ii) secured by multiple retail properties, restructured via temporary deferment of payments.  These loans have been classified in accruing status based on management’s evaluation of the adequacy of collateral and the financial condition of the borrowers.  There are a total of nine loans included in the $2.7 million of accruing restructured residential mortgages as of December 31, 2009.  These loans were primarily restructured with temporary deferment of payments.  These loans have been classified in accruing status based on management’s evaluation of each borrower’s ability to repay the loan in accordance with the restructured terms.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2009, but where known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the disclosure of nonaccrual or restructured loans above.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $8.0 million in potential problem loans at December 31, 2009, as compared to $9.3 million at December 31, 2008.  Approximately 93% of the potential problem loans at December 31, 2009 consisted of six commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  The Corporation’s loan policy provides guidelines for the review and monitoring of such loans in order to facilitate collection.

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses under the caption “Critical Accounting Policies” and in Note 1 to the Consolidated Financial Statements.

The allowance for loan losses is management’s best estimate of the probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The Bank’s general practice is to identify problem credits early and recognize full or partial charge-offs as promptly as practicable when it is determined that the collection of loan principal is unlikely.  The Bank recognizes full or partial charge-offs on collateral dependent impaired loans when the collateral is deemed to be insufficient to support the carrying value of the loan.  The Bank does not recognize a recovery when an updated appraisal indicates a subsequent increase in value.

At December 31, 2009, the allowance for loan losses was $27.4 million, or 1.43% of total loans, which compares to an allowance of $23.7 million, or 1.29% of total loans at December 31, 2008.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.  Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.  The ratio of the allowance for loan losses to nonaccrual loans was 99.75% at December 31, 2009.  The $27.5 million balance of total nonaccrual loans at that date was net of charge-offs amounting to $5.8 million.

The estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, (1) identification of loss allocations for individual loans deemed to be impaired in accordance with GAAP, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators, and (3) general loss allocations for other environmental factors, which is classified as “unallocated”.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We analyze historical loss experience in the various portfolios over periods deemed to be relevant for each portfolio.  Revisions to loss allocation factors are not retroactively applied.

The methodology to measure the amount of estimated loan loss exposure includes an analysis of individual loans deemed to be impaired.  Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent.  Impairment is measured based on the fair value of the collateral less costs to sell if it is determined that foreclosure is probable.  For collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.

Other individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  During 2009 we have continued to periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We have continued to adjust loss allocations for various factors including declining trends in real estate values and deterioration in general economic conditions.  We believe that the periodic reassessment and revision of the loss allocation factors during 2009 have not resulted in a material impact on the allocation of loan loss exposure.

Appraisals are generally obtained with values determined on an “as is” basis from independent appraisal firms for real estate collateral dependent commercial loans in the process of collection or when warranted by other deterioration in the borrower’s credit status.  Updates to appraisals are obtained when management believes it is warranted.  The Corporation has continued to maintain appropriate professional standards regarding the professional qualifications of appraisers and has an internal review process to monitor the quality of appraisals.

Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product.  During 2009, the Corporation has continued to update these analyses on a quarterly basis and has continued to adjust its loss allocations for various factors that it believes are not adequately presented in historical loss experience including declining trends in real estate values, changes in unemployment levels and increases in delinquency levels.  These factors are also evaluated taking into account the geographic location of the underlying loans.  We believe that the updated analyses and related adjustments to loss factors during 2009 have not resulted in a material impact on the allocation of loan loss exposure.

For residential mortgages and real estate collateral dependent consumer loans that are in the process of collection, valuations are obtained from independent appraisal firms with values determined on an “as is” basis or, in some cases, broker price opinions.

For years ended December 31, 2009 and 2008, the loan loss provision totaled $8.5 million and $4.8 million, respectively.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.  For 2009 and 2008, net charge-offs totaled $4.8 million and $1.4 million, respectively.  Commercial and commercial real estate loan net charge-offs amounted to 88% of total net charge-offs in 2009 and 82% in 2008.

Management believes that the declining credit quality trend in 2009 is primarily related to weakened national and regional economic conditions.  These conditions, including high unemployment levels, may continue through 2010 and possibly into 2011.  While management believes that the level of allowance for loan losses at December 31, 2009 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table reflects the activity in the allowance for loan losses for the dates presented:

(Dollars in thousands)

December 31,	2009	2008	2007	2006	2005
Balance at beginning of year	$23,725	$20,277	$18,894	$17,918	$16,771
Charge-offs:
Commercial:
Mortgages	1,615	185	26	–	85
Construction and development	–	–	–	–	–
Other	2,907	1,044	506	295	198
Residential:
Mortgages	417	104	–	–	–
Homeowner construction	–	–	–	–	–
Consumer	223	260	246	133	86
Total charge-offs	5,162	1,593	778	428	369
Recoveries:
Commercial:
Mortgages	37	68	–	–	71
Construction and development	–	–	–	–	–
Other	251	48	203	171	389
Residential:
Mortgages	28	–	–	–	–
Homeowner construction	–	–	–	–	–
Consumer	21	125	58	33	106
Total recoveries	337	241	261	204	566
Net charge-offs (recoveries)	4,825	1,352	517	224	(197)
Reclassification of allowance
on off-balance sheet exposures	–	–	–	–	(250)
Provision charged to earnings	8,500	4,800	1,900	1,200	1,200
Balance at end of year	$27,400	$23,725	$20,277	$18,894	$17,918

Net charge-offs (recoveries) to average loans	0.25%	0.08%	0.03%	0.02%	(0.01)%

In 2005, the Corporation reclassified to other liabilities that portion of the allowance for loan losses related to off-balance sheet credit risk.

The following table presents the allocation of the allowance for loan losses:

(Dollars in thousands)

December 31,	2009	2008	2007	2006	2005
Commercial:
Mortgages	$7,360	$4,904	$5,218	$4,408	$4,467
% of these loans to all loans	25.9%	22.2%	17.7%	19.3%	20.8%

Construction and development	874	784	1,445	589	713
% of these loans to all loans	3.8%	2.7%	3.8%	2.2%	2.7%

Other	6,423	6,889	4,229	4,200	3,263
% of these loans to all loans	21.6%	23.0%	21.7%	18.7%	16.1%

Residential:
Mortgages	3,638	2,111	1,681	1,619	1,642
% of these loans to all loans	30.9%	34.1%	37.4%	39.6%	40.3%

Homeowner construction	43	84	55	56	43
% of these loans to all loans	0.6%	0.8%	0.7%	0.8%	1.2%

Consumer	1,346	2,231	2,027	1,882	1,585
% of these loans to all loans	17.2%	17.2%	18.7%	19.4%	18.9%

Unallocated	7,716	6,722	5,622	6,140	6,205
Balance at end of year	$27,400	$23,725	$20,277	$18,894	$17,918
	100.0%	100.0%	100.0%	100.0%	100.0%

Investment in Bank-Owned Life Insurance (“BOLI”)
BOLI amounted to $45.0 million and $43.2 million at December 31, 2009 and 2008, respectively.  BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an interest sensitive asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A2” or better by Moody’s at December 31, 2009.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLBB borrowings, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (demand deposit, NOW savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (certificates of deposit and money market accounts), brokered certificates of deposit, FHLBB borrowings, and securities portfolio cash flow.

Deposits
Washington Trust offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue.

Total deposits amounted to $1.9 billion at December 31, 2009, up by $132 million, or 7%, from the balance at December 31, 2008.  Excluding out-of-market brokered certificates of deposit, in-market deposits were up by $226 million, or 14%, in 2009.

Demand deposits amounted to $194 million at December 31, 2009, up by $21 million, or 12%, from December 31, 2008.

NOW account balances increased by $31 million, or 18%, in 2009 and totaled $202 million at December 31, 2009.

Money market account balances totaled $403 million at December 31, 2009, up by $97 million, or 32%, from the end of 2008.  Included in this increase was $42 million in wealth management client money market deposits previously held in outside money market mutual funds.

During 2009, savings deposits increased by $18 million, or 10%, and amounted to $192 million at December 31, 2009.

Time deposits (including brokered certificates of deposit) amounted to $932 million at December 31, 2009, down by $36 million from the balance at December 31, 2008, which included a $94 million decrease in out-of-market brokered time deposits.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Out-of-market brokered time deposits amounted to $94 million at December 31, 2009, compared to $188 million at December 31, 2008.  Excluding out-of-market brokered certificates of deposit, in-market time deposits grew by $59 million, or 8%, in 2009.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Washington Trust uses CDARS to place customer funds into certificates of deposit issued by other banks that are members of the CDARS network.  This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance.  We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits.  CDARS deposits are considered to be brokered deposits for bank regulatory purposes.  We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.  Included in in-market time deposits at December 31, 2009 are CDARS reciprocal time deposits of $176 million, which were up by $90 million from December 31, 2008.

Borrowings
Federal Home Loan Bank Advances
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances decreased by $222 million during the year and amounted to $607 million at December 31, 2009.  Included in the December 31, 2009 balance are $13 million of callable advances, with maturity dates ranging from January 2011 to December 2013 and call dates that reset quarterly.

Other Borrowings
Other borrowings primarily consist of securities sold under repurchase agreements, deferred acquisition obligations, and Treasury, Tax and Loan demand note balance.  Other borrowings amounted to $21.5 million at December 31, 2009, down by $5.2 million from the balance at December 31, 2008 primarily due to a decrease in the Treasury, Tax and Loan demand note balance and the first quarter 2009 payment of deferred acquisition obligations.

See Note 11 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 65% of total average assets in 2009.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

Washington Trust has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity.  Management employs stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows.  In management’s estimation, risks are concentrated in two major categories (1) runoff of in-market deposit balances; and (2) unexpected drawdown of loan commitments.  Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity.  Our stress test scenarios, therefore, emphasize attempts to quantify deposits at risk over selected time horizons.  In addition to these unexpected outflow risks, several other “business as usual” factors enter into the calculation of the adequacy of contingent liquidity including (1) payment proceeds from loans and investment securities; (2) maturing debt obligations; and (3) maturing time deposits.  Washington Trust has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLBB in excess of levels used in the ordinary course of business.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during 2009.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For 2009, net cash used in financing activities amounted to $105 million.  A $132 million net increase in deposits was offset by a $222 million net decrease in FHLBB advances and $13 million of cash dividends paid.  For 2009, net cash provided by investing activities totaled $97.3 million, with proceeds from maturities and principal repayments of mortgage-backed securities being offset, in part, by loan growth.  In 2009, purchases of premises and equipment totaled $5.5 million.  This included a purchase of $792 thousand for land and a building adjacent to our corporate headquarters to be used for general corporate purposes.  In December 2009, Washington Trust made an investment in a real estate limited partnership to renovate and operate a low-income housing complex.  As of December 31, 2009, Washington Trust has invested $296 thousand to the limited partnership and has an additional contingent funding commitment of $690 thousand.  Also in 2009, $2.5 million in deferred acquisition obligations were paid.  Net cash provided by operating activities amounted to $6.6 million for 2009, including net income of $16.1 million.  In 2009, Washington Trust experienced strong residential mortgage refinancing activity and mortgage sales activity.  Washington Trust originated for sale $253 million in residential mortgage loans and sold $250 million in 2009.  On November 12, 2009, the FDIC adopted a final rule amending the assessment regulations to require insured depository institutions to prepay their estimated quarterly regular risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012 on December 30, 2009.  As a result, Washington Trust prepaid FDIC deposit insurance costs of $11.4 million in December 2009.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $255 million at December 31, 2009, compared to $235 million at December 31, 2008.  Pursuant to the provisions of ASC 320, “Investments – Debt and Equity Securities,” which were adopted effective January 1, 2009, Washington Trust reclassified the noncredit-related portion of an other-than-temporary impairment loss which had been previously recognized in earnings in the fourth quarter of 2008.  This reclassification was reflected as a cumulative effect adjustment of $1.2 million after taxes ($1.9 million before taxes) that increased retained earnings and decreased accumulated other comprehensive loss.  This reclassification had a positive impact on regulatory capital and no impact on net income.

At December 31, 2009, a $2.7 million net of tax adjustment was recorded to increase the accumulated other comprehensive income component of shareholder’s equity.  This adjustment represented the periodic recognition of the change in value of qualified pension plan assets in comparison to the change in pension liabilities.  This 2009 adjustment reflected increases in the value of marketable security pension assets.  The Corporation expects to contribute $2.0 million to the qualified pension plan in 2010.  In addition, the Corporation expects to contribute $676 thousand in benefit payments to the non-qualified retirement plans in 2010.  Volatility in the value of plan assets may cause the Corporation to make higher levels of contributions in future years.  See Note 15 to the Consolidated Financial Statements for disclosure on pension liabilities.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  No shares were repurchased in 2009.  As of December 31, 2009, a cumulative total of 185,400 shares have been repurchased under this plan at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 8.8% at December 31, 2009, compared to 7.9% at December 31, 2008.  Book value per share at December 31, 2009 amounted to $15.89, an 8% increase from the year-earlier amount of $14.75 per share.

The Bancorp and the Bank are subject to various regulatory capital requirements.  The Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 12 to the Consolidated Financial Statements for additional discussion of capital requirements.

While the Corporation believes its current and anticipated capital levels are adequate to support its business plan, the capital and credit markets have experienced volatility and disruption for more than 12 months.  In some cases, the markets have produced downward pressure on stock prices and credit availability for certain issuers without regard to those issuers’ underlying financial strength.  If these conditions in the capital markets continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at December 31, 2009.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$607,328	$121,104	$237,405	$162,096	$86,723
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	6,444	1,384	1,979	1,200	1,881
Software licensing arrangements	1,358	1,217	141	–	–
Treasury, tax and loan demand note	1,676	1,676	–	–	–
Other borrowings	19,825	33	19,573	86	133
Total contractual obligations	$669,622	$125,414	$259,098	$163,382	$121,728

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)
All FHLBB advances are shown in the period corresponding to their scheduled maturity.  Some FHLBB advances are callable at earlier dates.  See Note 11 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$186,943	$125,480	$34,475	$3,038	$23,950
Home equity lines	185,892	508	101	–	185,283
Other loans	25,691	22,343	50	3,298	–
Standby letters of credit	8,712	1,973	6,739	–	–
Forward loan commitments to:
Originate loans	15,898	15,898	–	–	–
Sell loans	25,791	25,791	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	53,725	–	–	43,820	9,905
Mirror swaps with counterparties	53,725	–	–	43,820	9,905
Interest rate risk management contract:
Interest rate swap	10,000	–	–	10,000	–
Equity commitment to affordable
housing limited partnership (1)	690	690
Total commitments	$567,067	$192,683	$41,365	$103,976	$229,043

(1)	The funding of this commitment is generally contingent upon substantial completion of the project.

Off-Balance Sheet Arrangements
In the normal course of business, Washington Trust engages in a variety of financial transactions that, in accordance with GAAP, are not recorded in the financial statements, or are recorded in amounts that differ from the notional amounts.  Such transactions are used to meet the financing needs of its customers and to manage the exposure to fluctuations in interest rates.  These financial transactions include commitments to extend credit, standby letters of credit, interest rate swaps, and commitments to originate and commitments to sell fixed rate mortgage loans.  These transactions involve, to varying degrees, elements of credit, interest rate and liquidity risk.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and standby letters of credit are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

In April 2008, the Bancorp entered into an interest rate swap contract with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with variable rate junior subordinated debentures.  Under the terms of this swap, Washington Trust agreed to pay a fixed rate and receive a variable rate based on LIBOR.  At inception, this hedging transaction was deemed to be highly effective and, therefore, valuation changes for this derivative were recognized in the accumulated other comprehensive income component of shareholders’ equity.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the derivative counterparty, the hedging relationship was deemed to be not highly effective, with the result that subsequent changes in the derivative valuation are recognized in earnings.  The bankruptcy filings by the Lehman entities constituted events of default under the interest rate swap contract, entitling Washington Trust to immediately suspend performance and to terminate the transaction.  On March 31, 2009, this interest rate swap contract was reassigned to a new creditworthy counterparty, unrelated to the prior counterparty.  On May 1, 2009, this interest rate swap contract qualified for cash flow hedge accounting to hedge the interest rate risk associated with the variable rate junior subordinated debentures.  Effective May 1, 2009, the effective portion of changes in fair value of the swap was recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings.  The ineffective portion of changes in fair value was recognized directly in earnings as interest expense.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2009 and 2008, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve of up to 500 basis points as well as parallel changes in interest rates.  Because income simulations assume that the Corporation’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of December 31, 2009 and 2008.  Interest rates are assumed to shift by a parallel 100 or 200 basis points upward or 100 basis points downward over the periods indicated, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

December 31,	2009		2008
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-2.09%	-7.08%	-1.13%	0.30%
100 basis point rate increase	1.85%	2.89%	0.61%	-1.09%
200 basis point rate increase	4.11%	6.45%	1.98%	-1.09%

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

While the ALCO reviews simulation assumptions and periodically back-tests the simulation results to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin.  Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost money market and time deposits in rising rate scenarios as noted above.  The static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior.  Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates.  Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates.  The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO’s estimates.  Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of December 31, 2009 and 2008 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. Treasury and U.S. government-sponsored enterprise securities (noncallable)	$1,401	$(2,619)
U.S. government-sponsored enterprise securities (callable)	1	(2)
States and political subdivisions	3,894	(10,196)
Mortgage-backed securities issued by U.S. government-sponsored agencies
and U.S. government-sponsored enterprises	6,521	(21,992)
Trust preferred debt and other corporate securities	434	1,007
Total change in market value as of December 31, 2009	$12,251	$(33,802)

Total change in market value as of December 31, 2008	$14,624	$(48,014)

See Note 13 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Information regarding quantitative and qualitative disclosures about market risk appears under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk”.

ITEM 8.  Financial Statements and Supplementary Data.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2009.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2009, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc:

We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Providence, Rhode Island
March 1, 2010

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, as of January 1, 2009, the Corporation changed its method of evaluating other-than-temporary impairments of debt securities to comply with new accounting requirements issued by the FASB.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2010 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP

Providence, Rhode Island
March 1, 2010

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS	except par value)

December 31,	2009	2008
Assets:
Cash and noninterest-bearing balances due from banks	$38,167	$11,644
Interest-bearing balances due from banks	13,686	41,780
Federal funds sold and securities purchased under resale agreements	–	2,942
Other short-term investments	5,407	1,824
Mortgage loans held for sale	9,909	2,543
Securities available for sale, at fair value;
amortized cost $677,676 in 2009 and $869,433 in 2008	691,484	866,219
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	984,550	880,313
Residential real estate	605,575	642,052
Consumer	329,543	316,789
Total loans	1,919,668	1,839,154
Less allowance for loan losses	27,400	23,725
Net loans	1,892,268	1,815,429
Premises and equipment, net	27,524	25,102
Accrued interest receivable	9,137	11,036
Investment in bank-owned life insurance	44,957	43,163
Goodwill	58,114	58,114
Identifiable intangible assets, net	8,943	10,152
Property acquired through foreclosure or repossession, net	1,974	392
Other assets	40,895	33,118
Total assets	$2,884,473	$2,965,466
Liabilities:
Deposits:
Demand deposits	$194,046	$172,771
NOW accounts	202,367	171,306
Money market accounts	403,333	305,879
Savings accounts	191,580	173,485
Time deposits	931,684	967,427
Total deposits	1,923,010	1,790,868
Dividends payable	3,369	3,351
Federal Home Loan Bank advances	607,328	829,626
Junior subordinated debentures	32,991	32,991
Other borrowings	21,501	26,743
Accrued expenses and other liabilities	41,328	46,776
Total liabilities	2,629,527	2,730,355
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,061,748 shares in 2009 and 16,018,868 shares in 2008	1,004	1,001
Paid-in capital	82,592	82,095
Retained earnings	168,514	164,679
Accumulated other comprehensive income (loss)	3,337	(10,458)
Treasury stock, at cost; 19,185 shares in 2009 and 84,191 shares in 2008	(501)	(2,206)
Total shareholders’ equity	254,946	235,111
Total liabilities and shareholders’ equity	$2,884,473	$2,965,466

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	Years ended December 31,	2009	2008	2007
	Interest income:
	Interest and fees on loans	$96,796	$100,939	$98,720
Interest on securities:	Taxable	29,423	34,382	31,163
	Nontaxable	3,116	3,125	2,983
	Dividends on corporate stock and Federal Home Loan Bank stock	245	1,882	2,737
	Other interest income	50	334	831
	Total interest income	129,630	140,662	136,434
	Interest expense:
	Deposits	32,638	41,195	52,422
	Federal Home Loan Bank advances	28,172	30,894	21,641
	Junior subordinated debentures	1,947	1,879	1,352
	Other interest expense	981	1,181	1,075
	Total interest expense	63,738	75,149	76,490
	Net interest income	65,892	65,513	59,944
	Provision for loan losses	8,500	4,800	1,900
	Net interest income after provision for loan losses	57,392	60,713	58,044
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	18,128	20,316	21,124
	Mutual fund fees	4,140	5,205	5,430
	Financial planning, commissions and other service fees	1,518	2,752	2,462
	Wealth management services	23,786	28,273	29,016
	Service charges on deposit accounts	4,860	4,781	4,713
	Merchant processing fees	7,844	6,900	6,710
	Income from bank-owned life insurance	1,794	1,800	1,593
	Net gains on loan sales and commissions on loans originated for others	4,352	1,396	1,493
	Net realized gains on securities	314	2,224	455
	Net gains (losses) on interest rate swap contracts	697	(542)	27
	Other income	1,708	1,625	1,502
	Noninterest income, excluding other-than-temporary impairment losses	45,355	46,457	45,509
	Total other-than-temporary impairment losses on securities	(6,650)	(5,937)	–
	Portion of loss recognized in other comprehensive income (before tax)	3,513	–	–
	Net impairment losses recognized in earnings	(3,137)	(5,937)	–
	Total noninterest income	42,218	40,520	45,509
	Noninterest expense:
	Salaries and employee benefits	41,917	41,037	39,986
	Net occupancy	4,790	4,536	4,150
	Equipment	3,917	3,838	3,473
	Merchant processing costs	6,652	5,769	5,686
	FDIC deposit insurance costs	4,397	1,044	213
	Outsourced services	2,734	2,859	2,180
	Legal, audit and professional fees	2,443	2,325	1,761
	Advertising and promotion	1,687	1,729	2,024
	Amortization of intangibles	1,209	1,281	1,383
	Debt prepayment penalties	–	–	1,067
	Other expenses	7,422	7,324	6,983
	Total noninterest expense	77,168	71,742	68,906
	Income before income taxes	22,442	29,491	34,647
	Income tax expense	6,346	7,319	10,847
	Net income	$16,096	$22,172	$23,800
	Weighted average shares outstanding - basic	15,994.9	13,981.9	13,355.5
	Weighted average shares outstanding - diluted	16,040.9	14,146.3	13,604.1
Per share information:	Basic earnings per share	$1.01	$1.59	$1.78
	Diluted earnings per share	$1.00	$1.57	$1.75
	Cash dividends declared per share	$0.84	$0.83	$0.80

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common				Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars and shares in thousands)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2007	13,430	$843	$35,893	$141,548	$(3,515)	$(1,713)	$173,056
Net income for 2007				23,800			23,800
Unrealized gains on securities, net
of $427 income tax expense					793		793
Reclassification adjustments for net
realized gains included in net income,
net of $190 income tax expense					(265)		(265)
Defined benefit plan obligation adjustment,
net of $1,330 income tax expense					2,469		2,469
Reclassification adjustments for net periodic
pension cost, net of $149 income tax expense					279		279
Comprehensive income							27,076
Cash dividends declared				(10,701)			(10,701)
Share-based compensation			508				508
Deferred compensation plan	(14)		(4)			(354)	(358)
Exercise of stock options, issuance of other
other compensation-related equity instruments
and related tax benefit	123		(1,523)			3,302	1,779
Shares repurchased	(185)					(4,847)	(4,847)
Balance at December 31, 2007	13,354	$843	$34,874	$154,647	$(239)	$(3,612)	$186,513
Net income for 2008				22,172			22,172
Unrealized losses on securities, net
of $2,899 income tax benefit					(5,222)		(5,222)
Reclassification adjustments for net
realized losses included in net income,
net of $1,335 income tax benefit					2,377		2,377
Defined benefit plan obligation adjustment,
net of $4,230 income tax benefit					(7,615)		(7,615)
Reclassification adjustments for net periodic
pension cost, net of $91 income tax expense					169		169
Unrealized gains on cash flow hedges, net
of $2 income tax expense					4		4
Reclassification adjustments for net realized
gains on cash flow hedges included in net
income, net of $14 income tax expense					26		26
Comprehensive income							10,261
Adjustment to initially apply SFAS No. 158,
net of $229 income tax benefit				(468)	42		(426)
Cash dividends declared				(11,672)			(11,672)
Share-based compensation			630				630
Deferred compensation plan	2		(7)			43	36
Exercise of stock options, issuance of other
other compensation-related equity instruments
and related tax benefit	41		(687)			1,068	381
Shares issued	2,500	156	46,718				46,874
Shares issued – dividend reinvestment plan	38	2	567			295	864
Balance at December 31, 2008	15,935	$1,001	$82,095	$164,679	$(10,458)	$(2,206)	$235,111

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

					Accumulated
	Common				Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars and shares in thousands)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2009	15,935	$1,001	$82,095	$164,679	$(10,458)	$(2,206)	$235,111
Cumulative effect adjustment of change in
accounting principle, net of $663 income
tax benefit				1,196	(1,196)		–
Net income for 2009				16,096			16,096
Unrealized gains on securities, net
of $5,724 income tax expense					10,334		10,334
Noncredit-related losses on securities
not expected to be sold, net of $1,252
income tax benefit					(2,261)		(2,261)
Reclassification adjustments for net
realized losses included in net income,
net of $2,258 income tax benefit					4,077		4,077
Defined benefit plan obligation adjustment,
net of $1,489 income tax expense					2,669		2,669
Reclassification adjustments for net periodic
pension cost, net of $116 income tax expense					209		209
Unrealized losses on cash flow hedges, net
of $7 income tax expense					13		13
Reclassification adjustments for net realized
gains on cash flow hedges included in net
income, net of $28 income tax benefit					(50)		(50)
Comprehensive income							31,087
Cash dividends declared				(13,457)			(13,457)
Share-based compensation			708				708
Deferred compensation plan	3		(40)			93	53
Exercise of stock options, issuance of other
other compensation-related equity instruments
and related tax benefit	44	1	(504)			841	338
Shares issued – dividend reinvestment plan	61	2	333			771	1,106
Balance at December 31, 2009	16,043	$1,004	$82,592	$168,514	$3,337	$(501)	$254,946

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,	2009	2008	2007
	Cash flows from operating activities:
	Net income	$16,096	$22,172	$23,800
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	8,500	4,800	1,900
	Depreciation of premises and equipment	3,113	3,043	2,951
	Net amortization of premium and discount	335	691	631
	Net amortization of intangibles	1,209	1,281	1,383
	Non–cash charitable contribution	–	397	520
	Share–based compensation	708	630	508
	Deferred income tax benefit	(1,500)	(5,308)	(2,311)
	Earnings from bank-owned life insurance	(1,794)	(1,800)	(1,593)
	Net gains on loan sales and commissions on loans originated for others	(4,352)	(1,396)	(1,493)
	Net realized gains on securities	(314)	(2,224)	(455)
	Net impairment losses recognized in earnings	3,137	5,937	-
	Net (gains) losses on interest rate swap contracts	(697)	542	(27)
	Proceeds from sales of loans	250,467	56,905	59,013
	Loans originated for sale	(253,442)	(56,588)	(57,926)
	Decrease in accrued interest receivable, excluding purchased interest	1,918	649	43
	(Increase) decrease in other assets	(13,736)	(4,477)	1,472
	(Decrease) increase in accrued expenses and other liabilities	(3,045)	3,797	1,502
	Other, net	–	20	55
	Net cash provided by operating activities	6,603	29,071	29,973
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	–	(296,187)	(258,737)
	Other investment securities available for sale	(304)	(13,996)	(39,290)
	Mortgage-backed securities held to maturity	–	–	–
	Other investment securities held to maturity	–	–	(12,882)
Proceeds from sales of:	Mortgage-backed securities available for sale	–	14,000	47,938
	Other investment securities available for sale	1,604	67,321	43,015
	Mortgage-backed securities held to maturity	–	–	38,501
	Other investment securities held to maturity	–	–	21,698
Maturities and principal payments of:	Mortgage-backed securities available for sale	171,330	89,500	65,443
	Other investment securities available for sale	17,475	15,680	22,967
	Mortgage-backed securities held to maturity	–	–	3,191
	Other investment securities held to maturity	–	–	20,490
	Purchase of Federal Home Loan Bank stock	–	(10,283)	(2,998)
	Net increase in loans	(79,661)	(229,703)	(23,054)
	Proceeds from sale of loans	–	18,047	–
	Purchases of loans, including purchased interest	(5,421)	(54,931)	(90,988)
	Proceeds from the sale of property acquired through foreclosure or repossession	607	–	–
	Proceeds from sale of premises and equipment, net of selling costs	–	1,433	–
	Purchases of premises and equipment	(5,535)	(4,183)	(4,122)
	Equity investment in real estate limited partnership	(295)	–	–
	Equity investment in capital trusts	–	(310)	–
	Payment of deferred acquisition obligation	(2,509)	(15,159)	(6,720)
	Net cash provided by (used in) investing activities	97,291	(418,771)	(175,548)

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31,	2009	2008	2007
Cash flows from financing activities:
Net increase (decrease) in deposits	132,142	144,663	(31,792)
Net (decrease) increase in other borrowings	(2,733)	1,707	18,675
Proceeds from Federal Home Loan Bank advances	276,670	1,112,856	803,513
Repayment of Federal Home Loan Bank advances	(498,960)	(899,621)	(661,617)
Issuance (purchase) of treasury stock, including net deferred compensation plan activity	53	36	(5,200)
Proceeds from the issuance of common stock under dividend reinvestment plan	1,106	864	–
Proceeds from the issuance of common stock	–	46,874	–
Net proceeds from the exercise of stock options and issuance of other
compensation-related equity instruments	364	182	1,052
Tax (expense) benefit from stock option exercises and issuance of other
compensation-related equity instruments	(26)	199	727
Proceeds from the issuance of junior subordinated debentures, net of debt issuance costs	–	10,016	–
Cash dividends paid	(13,440)	(10,998)	(10,580)
Net cash (used in) provided by financing activities	(104,824)	406,778	114,778
Net (decrease) increase in cash and cash equivalents	(930)	17,078	(30,797)
Cash and cash equivalents at beginning of year	58,190	41,112	71,909
Cash and cash equivalents at end of year	$57,260	$58,190	$41,112

Noncash Investing and Financing Activities:
Loans charged off	$5,162	$1,593	$778
Net transfers from loans to property acquired through foreclosure or repossession	2,210	392	–
Deferred acquisition obligation incurred	–	7,635	5,921
Cumulative effect of change in accounting principle (see Note 4)	1,859	–	–
Held to maturity securities transferred to available for sale	–	–	162,997

Supplemental Disclosures:
Interest payments	61,561	75,661	76,264
Income tax payments	9,776	13,587	11,440

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009 and 2008

General
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company and financial holding company.  The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank founded in 1800.  Through its subsidiaries, the Bancorp offers a complete product line of financial services including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and southeastern Connecticut.

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

Premiums and discounts are amortized and accreted over the term of the securities on a method that approximates the level yield method.  The amortization and accretion is included in interest income on securities.  Dividend and interest income are recognized when earned.  Realized gains or losses from sales of equity securities are determined using the average cost method, while other realized gains and losses are determined using the specific identification method.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

In April 2009, the FASB issued FASB Staff Position Nos. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP Nos. FAS 115-2 and FAS 124-2”).  FSP Nos. FAS 115-2 and FAS 124-2 is now a sub-topic within ASC 320, “Investments – Debt and Equity Securities.”  FSP Nos. FAS 115-2 and FAS 124-2 amends the recognition guidance for other-than-temporary impairments of debt securities and expands the financial statement disclosures for other-than-temporary impairments on debt and equity securities.  When an other-than-temporary impairment has occurred, the amount of the other-than-temporary impairment recognized in earnings depends on whether the Corporation intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.  If the Corporation intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  If the Corporation does not intend to sell the security and it is not more likely than not that the Corporation will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary impairment is separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total other-than-temporary impairment related to the credit loss is recognized in earnings.  The amount of the total other-than-temporary impairment related to other factors is recognized in other comprehensive income, net of applicable income taxes.

The Corporation elected to early adopt the provisions of FSP Nos. FAS 115-2 and FAS 124-2.  These provisions applied to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.  As a result, the Corporation’s Consolidated Statement of Income reflects the full impairment (that is, the difference between the security’s amortized cost basis and fair value) on debt securities that the Company intends to sell or would more-likely-than-not be required to sell before the expected recovery of the amortized cost basis.  For available for-sale and held-to-maturity debt securities that management has no intent to sell and believes that it more likely-than-not will not be required to sell prior to recovery, only the credit loss component of the impairment is recognized in earnings, while the rest of the fair value loss is recognized in accumulated other comprehensive income, net of applicable income taxes.  The credit loss component recognized in earnings is identified as the amount of principal cash flows not expected to be received over the remaining term of the security as projected using the Corporation’s cash flow projections using its base assumptions.

See Note 4 for further discussion on the Corporation’s investment securities portfolio.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  No market exists for shares of the FHLBB and therefore, they are carried at par value.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.  In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 the suspension of its quarterly dividends.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of December 31, 2009.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.  The Corporation will continue to monitor its investment in FHLBB stock.

Mortgage Banking Activities
Mortgage Loans Held for Sale - Residential mortgage loans originated for sale are classified as held for sale.  These loans are specifically identified and are carried at the lower of aggregate cost, net of unamortized deferred loan

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

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

Impaired Loans - Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent.  Impairment is measured based on the fair value of the collateral less costs to sell if it is determined that foreclosure is probable.

Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

uncollectible.  Loan charge-offs are recognized when management believes the collectibility of the principal balance outstanding is unlikely.

A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  The methodology includes three elements: (1) identification of loss allocations for certain specific loans deemed to be impaired, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators, and (3) general loss allocations for other environmental factors, which is classified as “unallocated”.

The level of the allowance is based on management’s ongoing review of the growth and composition of the loan portfolio, historical loss experience, current economic conditions, analysis of current levels and asset quality and delinquency trends, the performance of individual loans in relation to contract terms and other pertinent factors.

The adequacy of the allowance for loan losses is regularly evaluated by management.  While management believes that the allowance for loan losses is adequate, future additions to the allowance may be necessary based on changes in assumptions and economic conditions.  In addition, various regulatory agencies periodically review the allowance for loan losses.  Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

The allowance is an estimate, and ultimate losses may vary from management’s estimate.  Changes in the estimate are recorded in the results of operations in the period in which they become known, along with provisions for estimated losses incurred during that period.

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

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is reported as goodwill.  Goodwill is not amortized but is tested for impairment at the segment level at least annually or more frequently whenever events or circumstances occur that indicate that it is more likely than not that an impairment loss has occurred.  The impairment test includes a review of discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”) for both the commercial banking and the wealth management segments of the Corporation.  The income approach measures the value of an

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

interest in a business by discounting expected future cash flows to a present value.  The market approach takes into consideration values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.  The results of the income approach and the market approach are weighted equally.  If the fair value is determined to be less than the carrying value, an additional analysis is performed to determine if carrying amount of the goodwill exceeds its estimated fair value.  The excess goodwill is recognized as an impairment loss.

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

Investment in Real Estate Limited Partnership
As of December 31, 2009 Washington Trust has a 99.9% ownership interest in a real estate limited partnership to renovate and operate a low-income housing complex.  Washington Trust neither actively participates nor has a controlling interest in this limited partnership and accounts for its investments under the equity method of accounting.  The carrying value of this investment is recorded in other assets on the Consolidated Balance Sheet.  Losses generated by the partnership are recorded as a reduction to Washington Trust’s' investment and as a reduction of noninterest income in the Consolidated Statements of Income.  Tax credits generated by the partnership are recorded as a reduction in the income tax provision in the year they are allowed for tax reporting purposes.

The results of operations of the real estate limited partnership are periodically reviewed to determine if the partnership generates sufficient operating cash flow to fund its current obligations.  In addition, the current value of the underlying property is compared to the outstanding debt obligations.  If it is determined that the investment is permanently impaired, the carrying value will be written down to the estimated realizable value.  The maximum exposure on these investments is the current carrying amount plus amounts obligated to be funded in the future.

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
December 31, 2009 and 2008

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

The funded status of defined benefit pension plans, measured as the difference between the fair value of plan assets and the projected benefit obligation, is recognized in the Consolidated Balance Sheet.  The changes in the funded status of the defined benefit plans, including actuarial gains and losses and prior service costs and credits, are recognized in comprehensive income in the year in which the changes occur.

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

Stock-Based Compensation
Stock-based compensation is recognized as an expense in the financial statements and for equity-classified awards such cost is measured at the grant date fair value of the award.  The Corporation estimates grant date fair value using the Black-Scholes option-pricing model.

Excess tax benefits related to stock option exercises are reflected as financing cash inflows.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

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

Guarantees
Standby letters of credit are considered a guarantee of the Corporation.  Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  The fair value of standby letters of credit is considered immaterial to the Corporation’s Consolidated Financial Statements.

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
December 31, 2009 and 2008

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

From time to time, interest rate swap contracts are used as part of interest rate risk management strategy.  Interest rate swap agreements are entered into as hedges against future interest rate fluctuations on specifically identified assets or liabilities.

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

Effective January 1, 2009, Washington Trust adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”).  SFAS No. 161 is now a sub-topic within ASC 815, “Derivatives and Hedging.”  These provisions amended the disclosure requirements for derivative instruments and hedging activities.  The amended disclosures require entities to provide information to enable users of financial statements to understand how and why an entity uses derivative instruments, how derivative instruments and related hedge items are accounted for under ASC Topic 815 and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The adoption of these provisions did not have a material impact on the Corporation’s consolidated financial statement.  The Corporation complied with this guidance and has provided the required disclosures in Note 13.

Fair Value Measurements
On January 1, 2008, the Corporation adopted the provisions SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), included in ASC Topic 820, Fair Value Measurements and Disclosures, for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the financial statements on a recurring basis.  Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820 also establishes a framework for measuring fair value and expands disclosures

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

about fair value measurements.  On January 1, 2009, the Corporation adopted the provisions of ASC Topic 820 to fair value measurements of nonfinancial assets and nonfinancial liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis. The adoption of these provisions of ASC Topic 820 did not have a material impact on the Corporation’s financial position or results of operations.  The required disclosures about fair value measurements have been included in Note 14.

On April 9, 2009 the FASB issued FASB Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP No. FAS 157-4”).  FSP No. FAS 157-4 is now a sub-topic within ASC 820.  The Corporation elected to early adopt these provisions of ASC 820 effective January 1, 2009 and complied with this guidance in determining the fair value of its securities during 2009.

(2) Recently Issued Accounting Pronouncements
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS No. 168”).  The FASB Accounting Standards CodificationTM (“Codification” or “ASC”) was effective for financial statements issued for interim and annual periods ending after September 15, 2009.  On the effective date, the Codification became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities and replaced all then-existing non-SEC accounting and reporting standards.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  All other nongrandfathered non-SEC accounting literature not included in the Codification became nonauthoritative.

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

ASC 860, “Transfers and Servicing,” incorporates former SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” which was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010.  These pending provisions of ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to the transferred financial assets.  The concept of a “qualifying special-purpose entity” is eliminated under these pending provisions of ASC 860, which also changes the requirements for derecognizing financial assets and requires additional disclosures.  The Corporation expects that the adoption of these provisions of ASC 260 will not have a material impact on its consolidated financial statements.

ASC 810, “Consolidations,” incorporates former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010.  These pending provisions of ASC 810 revise former FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” and changes how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. Consolidation of variable interest entities would be based on the target entity’s purpose and design as well as the reporting entity’s ability to direct the target’s activities, among other criteria.  The Corporation expects that the adoption of these provisions of ASC 810 will not have a material impact on its consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

(3) Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Board of Governors of the Federal Reserve System (“FRB”).  Such reserve balances amounted to $4.0 million at December 31, 2009 and 2008.

(4) Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security at December 31, 2009 and 2008 were as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$41,565	$3,675	$–	$45,240
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	503,115	20,808	(477)	523,446
States and political subdivisions	80,183	2,093	(214)	82,062
Trust preferred securities:
Individual name issuers	30,563	–	(9,977)	20,586
Collateralized debt obligations	4,966	–	(3,901)	1,065
Corporate bonds	13,272	1,434	–	14,706
Common stocks	658	111	–	769
Perpetual preferred stocks (2)	3,354	396	(140)	3,610
Total securities available for sale	$677,676	$28,517	$(14,709)	$691,484

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2008	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$59,022	$5,355	$–	$64,377
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	675,159	12,543	(4,083)	683,619
States and political subdivisions	80,680	1,348	(815)	81,213
Trust preferred securities:
Individual name issuers	30,525	–	(13,732)	16,793
Collateralized debt obligations	5,633	–	(3,693)	1,940
Corporate bonds	12,973	603	–	13,576
Common stocks	942	50	–	992
Perpetual preferred stocks (2)	4,499	2	(792)	3,709
Total securities available for sale	$869,433	$19,901	$(23,115)	$866,219

(1)	Net of other-than-temporary impairment losses recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009.
(2)	Callable at the discretion of the issuer. The balance as of December 31, 2009 includes 4 stocks that are callable at any time and 2 stocks that will be callable no later than November 2010.

Securities available for sale with a fair value of $558 million and $713 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain public deposits at December 31, 2009 and 2008, respectively.  (See Note 11 to the Consolidated Financial Statements for additional discussion of FHLBB borrowings).  In addition, securities available for sale with a fair value of $22.2 million and $16.1 million were pledged for potential use at the Federal Reserve Bank discount window at December 31, 2009 and 2008, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $7.2 million and $9.0 million were designated in rabbi trusts for

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

nonqualified retirement plans at December 31, 2009 and 2008, respectively.  Securities available for sale with a fair value of $2.6 million and $569 thousand were pledged as collateral to secure certain interest rate swap agreements as of December 31, 2009 and 2008, respectively.

Washington Trust elected to early adopt the provisions of FSP Nos. FAS 115-2 and FAS 124-2, which is now a sub-topic within ASC 320, “Investments – Debt and Equity Securities.”  These provisions applied to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.  As a result of adopting these provisions of ASC 320, “Investments – Debt and Equity Securities” Washington Trust reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the fourth quarter of 2008 on the Corporation’s other pooled trust preferred debt security.  This reclassification was reflected as a cumulative effect adjustment of $1.2 million after taxes ($1.9 million before taxes) that increased retained earnings and decreased accumulated other comprehensive loss.  The amortized cost basis of this debt security for which an other-than-temporary impairment loss was recognized in the fourth quarter of 2008 was adjusted by the amount of the cumulative effect adjustment before taxes.  Had the adoption of these provisions in 2009 not been required, the Corporation estimates that net income and diluted earnings per share could have been lower by $1.3 million and 8 cents per diluted share, respectively.  Had these provisions been required to have been adopted retrospectively, the Corporation estimates that net income and diluted earnings per share would have been higher in 2008 by $1.2 million and 8 cents per diluted share, respectively, with no impact on amounts reported for 2007.

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

(Dollars in thousands)

Years ended December 31,	2009	2008	2007
Trust preferred securities
Collateralized debt obligations	$2,496	$1,859	$–
Common and perpetual preferred stocks
Fannie Mae and Freddie Mac perpetual preferred stocks	–	1,470	–
Other perpetual preferred stocks (financials)	495	2,173	–
Other common stocks (financials)	146	435	–
Other-than-temporary impairment losses recognized in earnings	$3,137	$5,937	$–

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at December 31, 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)

For the year ended December 31,	2009
Balance at beginning of period	$–
Credit-related impairment loss on debt securities for which an other-than-temporary impairment
was not previously recognized	1,817
Additional increases to the amount of credit-related impairment loss on debt securities for which
an other-than-temporary impairment was previously recognized	679
Balance at end of period	$2,496

For the year ended December 31, 2009, credit-related impairment losses of $2.5 million were recognized in earnings on pooled trust preferred debt securities not intended to be sold and where it is not more likely than not that the Corporation will be required to sell these securities before recovery of the cost basis, which may be maturity.  The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.  All cash flow estimates were based on the underlying security’s tranche structure and contractual rate and maturity terms.  The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche.  This ratio was then multiplied by the principal balance of Washington Trust’s holding to determine the credit-related impairment loss.  The estimates used in the determination of the present value of the expected cash flows are susceptible to changes in future periods, which could result in additional credit-related impairment losses.

The following table summarizes temporarily impaired investment securities at December 31, 2009, segregated by length of time the securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2009	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government agencies and U.S. government-sponsored enterprises	3	$2,218	$5	25	$38,023	$472	28	$40,241	$477
States and
political subdivisions	4	3,836	45	3	2,097	169	7	5,933	214
Trust preferred securities:
Individual name issuers	–	–	–	11	20,586	9,977	11	20,586	9,977
Collateralized debt obligations	–	–	–	2	1,065	3,901	2	1,065	3,901
Subtotal, debt securities	7	6,054	50	41	61,771	14,519	48	67,825	14,569
Perpetual preferred stocks	1	427	73	3	933	67	4	1,360	140
Total temporarily
impaired securities	8	$6,481	$123	44	$62,704	$14,586	52	$69,185	$14,709

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
December 31, 2009 and 2008

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

Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
The unrealized losses on mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises amounted to $477 thousand at December 31, 2009 and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises.  Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Debt securities issued by states and political subdivisions:
The unrealized losses on debt securities issued by states and political subdivisions amounted to $214 thousand at December 31, 2009.  The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase.  Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Trust preferred debt securities of individual name issuers:
Included in debt securities in an unrealized loss position at December 31, 2009 were 11 trust preferred security holdings issued by seven individual name companies (reflecting, where applicable, the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $10.0 million at December 31, 2009.  Management believes the decline in fair value of these trust preferred securities primarily reflected increased investor concerns about recent and potential future losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to decline.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of December 31, 2009, trust preferred debt securities with a carrying value of $7.5 million and unrealized losses of $4.3 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted one additional

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

downgrade to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2009.

Trust preferred debt securities in the form of collateralized debt obligations:
At December 31, 2009, Washington Trust had two pooled trust preferred holdings in the form of collateralized debt obligations with unrealized losses of $3.9 million.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both of these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect increased investor concerns about recent and potential future losses in the financial services industry related to subprime lending and other credit related exposure, and the increased possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools. These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to remain at low levels.

During the three months ended March 31, 2009, an adverse change occurred in the expected cash flows for one of the trust preferred collateralized debt obligation securities indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument and will not recover the entire cost basis of this security.  In the first quarter of 2009, the Corporation recognized a $1.4 million credit-related impairment loss in earnings for this trust preferred collateralized debt security, with a commensurate adjustment to reduce the amortized cost of this security.  This security was downgraded to a below investment grade rating of “Caa3” by Moody’s Investors Service Inc. (“Moody’s”) on March 27, 2009.  On October 30, 2009, Moody’s downgraded this security to a rating of “Ca.”  This credit rating status was considered by management in its assessment of the impairment status of this security.  Through the filing date of this report, there have been no further rating changes on this security.  This investment security was placed on nonaccrual status as of March 31, 2009 and was current with respect to its quarterly debt service (interest) payments as of the most recent quarterly payment date of January 15, 2010.

During the fourth quarter of 2008, the Corporation’s other trust preferred collateralized debt obligation security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.9 million.  This investment security was also placed on nonaccrual status as of December 31, 2008.  In connection with the early adoption of provisions of ASC 320, “Investments – Debt and Equity Securities” and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified the noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.2 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by $1.9 million, the amount of the cumulative effect adjustment before taxes.  This security was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status was considered by management in its assessment of the impairment status of this security.  During the third quarter of 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation will not receive all contractual amounts due under the instrument

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

and will not recover the entire cost basis of the security.  The Corporation concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized a $467 thousand credit-related impairment loss in earnings, with a commensurate adjustment to reduce the amortized cost of this security in the third quarter of 2009.  The analysis of the expected cash flows for this security as of December 31, 2009 resulted in an additional credit-related impairment loss of $679 thousand being recognized in earnings in the fourth quarter of 2009.

Based on information available through the filing date of this report, there have been no further adverse changes in the deferral or default status of the underlying issuer institutions within either of these trust preferred collateralized debt obligations.  Based on cash flow forecasts for these securities, management expects to recover the remaining amortized cost of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider the unrealized losses on these investments to be other-than-temporary at December 31, 2009.

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

As of December 31, 2009, the Corporation had four perpetual preferred stock holdings of financial and utility companies with a total fair value of $1.4 million and unrealized losses of $140 thousand, or 9% of their aggregate cost.  Causes of conditions whereby the fair value of equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers.  The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor.  Based on its assessment of these market conditions, management believes that the decline in fair value of its perpetual preferred equity securities was not a function of the financial condition and operating outlook of the issuers but, rather, reflected increased investor concerns about recent losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in greater volatility in market prices for perpetual preferred stocks in this market sector.  Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that analysis, management expects to recover the entire cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis. Therefore, management does not consider these perpetual preferred equity securities to be other-than-temporarily impaired at December 31, 2009.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

As of December 31, 2009, the amortized cost of debt securities by maturity is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.  Included in the securities portfolio at December 31, 2009 were debt securities with an amortized cost balance of $102 million and a fair value of $90 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from five to twenty-seven years, with call features ranging from one month to eight years.

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals
Securities Available for Sale:
U.S. Treasury obligations and obligations
of U.S. government-sponsored enterprises:
Amortized cost	$12,161	$29,404	$–	$–	$41,565
Weighted average yield	4.69%	5.42%	–%	–%	5.21%
Mortgage-backed securities issued by U.S.
government agencies & U.S.
government-sponsored enterprises:
Amortized cost	125,350	250,860	91,215	35,690	503,115
Weighted average yield	4.66%	4.35%	3.72%	2.47%	4.18%
State and political subdivisions:
Amortized cost	–	22,961	50,110	7,112	80,183
Weighted average yield	–%	3.87%	3.90%	3.83%	3.89%
Trust preferred securities:
Amortized cost (1)	–	–	–	35,529	35,529
Weighted average yield	–%	–%	–%	1.75%	1.75%
Corporate bonds:
Amortized cost	–	13,172	100	–	13,272
Weighted average yield	–%	6.53%	3.29%	–%	6.50%
Total debt securities:
Amortized cost	$137,511	$316,397	$141,425	$78,331	$673,664
Weighted average yield	4.66%	4.50%	3.78%	1.47%	4.03%
Fair value	$143,653	$317,321	$146,191	$79,940	$687,105

(1)	Net of other-than-temporary impairment losses recognized in earnings.

The following is a summary of amounts relating to sales of securities:
(Dollars in thousands)

Years ended December 31,	2009	2008	2007
Proceeds from sales (1)	$1,604	$81,718	$151,672

Gross realized gains (1)	$318	$2,382	$2,181
Gross realized losses	(4)	(158)	(1,726)
Net realized gains on securities	$314	$2,224	$455

(1)
Includes annual contributions of appreciated equity securities to the Corporation’s charitable foundation in 2008 and 2007.  The cost of the annual contributions, included in noninterest expenses, amounted to $397 thousand and $520 thousand in 2008 and 2007, respectively.  These transactions resulted in realized securities gains of $315 thousand and $397 thousand, respectively, for the same periods.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

(5) Loans
The following is a summary of loans:
(Dollars in thousands)	December 31, 2009		December 31, 2008
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$496,996	26%	$407,904	22%
Construction and development (2)	72,293	4%	49,599	3%
Other (3)	415,261	21%	422,810	23%
Total commercial	984,550	51%	880,313	48%

Residential real estate:
Mortgages (4)	593,981	31%	626,663	34%
Homeowner construction	11,594	1%	15,389	1%
Total residential real estate	605,575	32%	642,052	35%

Consumer
Home equity lines (5)	209,801	11%	170,662	9%
Home equity loans (5)	62,430	3%	89,297	5%
Other (6)	57,312	3%	56,830	3%
Total consumer	329,543	17%	316,789	17%
Total loans (7)	$1,919,668	100%	$1,839,154	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. $135 million of these loans at December 31, 2009 were pledged as collateral for Federal Home Loan Bank borrowings (see Note 11).

(2)	Loans for construction of residential and commercial properties and for land development.
(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. At December 31, 2009, $40 million of these loans were pledged as collateral for Federal Home Loan Bank borrowings and $83 million of these loans were collateralized for the discount window at the Federal Reserve Bank (see Note 11).

(4)	A substantial portion of these loans is used as qualified collateral for FHLBB borrowings (see Note 11 for additional discussion of FHLBB borrowings).
(5)	A significant portion of these loans was pledged as collateral for Federal Home Loan Bank borrowings (see Note 11).
(6)	Fixed rate consumer installment loans.
(7)
 Net of unamortized loan origination costs, net of fees, totaling $103 thousand at December 31, 2009 and net of unamortized loan origination fees, net of costs totaling $2 thousand at December 31, 2008.  Also includes $140 thousand and $259 thousand of net discounts on purchased loans at December 31, 2009 and December 31, 2008, respectively.

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

Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 2009 and 2008 was $27.5 million and $7.8 million, respectively.  Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $1.8 million, $583 thousand and $341 thousand in 2009, 2008 and 2007, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $931 thousand, $469 thousand and $318 thousand in 2009, 2008 and 2007, respectively.

There were no accruing loans 90 days or more past due at December 31, 2009 and 2008.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

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

(Dollars in thousands)

December 31,	2009	2008
Nonaccrual commercial loans, excluding troubled debt restructured loans:
Commercial mortgages	$11,588	$1,942
Other commercial	8,847	3,845
Total nonaccrual commercial loans, excluding troubled debt restructured loans	20,435	5,787
Nonaccrual troubled debt restructured loans:
Other commercial	228	–
Residential real estate mortgages	336	–
Consumer	45	–
Nonaccrual troubled debt restructured loans	609	–
Accruing troubled debt restructured loans:
Commercial mortgages	5,566	–
Other commercial	540	–
Residential real estate mortgages	2,736	263
Consumer	858	607
Accruing troubled debt restructured loans	9,700	870
Total troubled debt restructured loans	10,309	870
Other:
Nonaccrual residential real estate mortgages	772	–
Accruing consumer	38	–
Total other	810	–
Total recorded investment in impaired loans	$31,554	$6,657

(Dollars in thousands)

December 31,	2009	2008
Impaired loans requiring an allowance	$19,480	$3,492
Impaired loans not requiring an allowance	12,074	3,165
Total recorded investment in impaired loans	$31,554	$6,657
Loss allocation on impaired loans	$2,459	$698

(Dollars in thousands)

Years ended December 31,	2009	2008	2007
Average recorded investment in impaired loans	$19,389	$6,161	$2,903
Interest income recognized on impaired loans	$1,084	$507	$457

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

At December 31, 2009, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

Loan Servicing Activities
An analysis of loan servicing rights for the years ended December 31, 2009, 2008 and 2007 follows:

(Dollars in thousands)	Loan
	Servicing	Valuation
	Rights	Allowance	Total
Balance at December 31, 2006	$1,182	$(224)	$958
Loan servicing rights capitalized	246	–	246
Amortization (1)	(361)	–	(361)
Decrease in impairment reserve (2)	–	40	40
Balance at December 31, 2007	1,067	(184)	883
Loan servicing rights capitalized	167	–	167
Amortization (1)	(273)	–	(273)
Increase in impairment reserve (2)	–	(59)	(59)
Balance at December 31, 2008	961	(243)	718
Loan servicing rights capitalized	231	–	231
Amortization (1)	(223)	–	(223)
Decrease in impairment reserve (2)	–	76	76
Balance at December 31, 2009	$969	$(167)	$802

(1)	Amortization expense is charged against loan servicing fee income.
(2)	(Increases) and decreases in the impairment reserve are recorded as (reductions) and additions to loan servicing fee income.

Estimated aggregate amortization expense related to loan servicing assets is as follows:

(Dollars in thousands)

Years ending December 31:	2010	$191
	2011	154
	2012	123
	2013	97
	2014	75
	Thereafter	329
Total estimated amortization expense		$969

Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  Balance of loans serviced for others, by type of loan:

(Dollars in thousands)

December 31,	2009	2008
Residential mortgages	$87,015	$82,961
Commercial loans	41,099	43,094
Total	$128,114	$126,055

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

(6) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)

Years ended December 31,	2009	2008	2007
Balance at beginning of year	$23,725	$20,277	$18,894
Provision charged to expense	8,500	4,800	1,900
Recoveries of loans previously charged off	337	241	261
Loans charged off	(5,162)	(1,593)	(778)
Balance at end of year	$27,400	$23,725	$20,277

Included in the allowance for loan losses at December 31, 2009, 2008 and 2007 was an allowance for impaired loans amounting to $2.5 million, $698 thousand and $183 thousand, respectively.

The allowance for loan losses is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date.  We make various assumptions and judgments about the collectibility of our loan portfolio and provide an allowance for potential losses based on a number of factors.  If our assumptions are wrong, our allowance for loan losses may not be sufficient to cover our losses and may cause us to increase the allowance in the future.  Among the factors that could affect our ability to collect our loans and require us to increase the allowance in the future are: general real estate and economic conditions; regional credit concentration; industry concentration, for example in the hospitality, tourism and recreation industries.   In addition, various regulatory agencies periodically review the allowance for loan losses.  Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

(7) Premises and Equipment
The following is a summary of premises and equipment:

(Dollars in thousands)

December 31,	2009	2008
Land and improvements	$5,265	$5,021
Premises and improvements	33,467	30,957
Furniture, fixtures and equipment	20,936	20,269
	59,668	56,247
Less accumulated depreciation	32,144	31,145
Total premises and equipment, net	$27,524	$25,102

Depreciation of premises and equipment amounted to $3.1 million in 2009.  Depreciation expense totaled $3.0 million for each of the years ended December 31, 2008, and 2007.

At December 31, 2009, the Corporation was committed to rent premises used in banking operations under non-cancellable operating leases.  Rental expense under the operating leases amounted to $1.4 million, $1.3 million and $1.1 million for 2009, 2008 and 2007, respectively.  The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

(Dollars in thousands)

Years ending December 31:	2010	$1,384
	2011	1,280
	2012	699
	2013	608
	2014	592
	2015 and thereafter	1,881
Total minimum lease payments		$6,444

Lease expiration dates range from sixteen months to thirteen years, with renewal options on certain leases of two to fifteen years.

(8) Goodwill and Other Intangibles
The changes in the carrying value of goodwill and other intangible assets for the years ended December 31, 2009 and 2008 were as follows:

Goodwill
		Wealth
(Dollars in thousands)	Commercial	Management
	Banking	Service
	Segment	Segment	Total
Balance at December 31, 2007	$22,591	$27,888	$50,479
Additions to goodwill during the period	-	7,635	7,635
Impairment recognized	-	-	-
Balance at December 31, 2008	22,591	35,523	58,114
Additions to goodwill during the period	-	-	-
Impairment recognized	-	-	-
Balance at December 31, 2009	$22,591	$35,523	$58,114

Other Intangible Assets

(Dollars in thousands)	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2007	$510	$10,743	$180	$11,433
Amortization	120	1,112	49	1,281
Balance at December 31, 2008	390	9,631	131	10,152
Amortization	120	1,040	49	1,209
Balance at December 31, 2009	$270	$8,591	$82	$8,943

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
December 31, 2009 and 2008

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

Estimated annual amortization expense is as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
Estimated amortization expense	Deposits	Contracts	Agreements	Total
2010	$120	$922	$49	$1,091
2011	120	768	33	921
2012	30	727	–	757
2013	–	680	–	680
2014	–	644	–	644

The components of intangible assets at December 31, 2009 and 2008 were as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
December 31, 2009:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,727	5,066	1,065	8,858
Net amount	$270	$8,591	$82	$8,943

December 31, 2008:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,607	4,026	1,016	7,649
Net amount	$390	$9,631	$131	$10,152

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

(9) Net Deferred Tax Asset and Income Taxes
The components of income tax expense were as follows:

(Dollars in thousands)

Years ended December 31,	2009	2008	2007
Current tax expense (benefit):
Federal	$7,595	$12,900	$12,512
State	251	(273)	646
Total current tax expense	7,846	12,627	13,158
Deferred tax benefit:
Federal	(1,510)	(3,830)	(2,179)
State	10	(1,478)	(132)
Total deferred tax benefit	(1,500)	(5,308)	(2,311)
Total income tax expense	$6,346	$7,319	$10,847

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes.  The reasons for the differences were as follows:

(Dollars in thousands)

Years ended December 31,	2009	2008	2007
Tax expense at Federal statutory rate	$7,855	$10,322	$12,127
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1,110)	(1,094)	(1,014)
Dividends received deduction	(60)	(138)	(217)
BOLI	(628)	(630)	(557)
Adjustment to net deferred tax assets for enacted changes in state
tax law and rates, net of Federal income tax	–	(841)	–
Net decrease related to uncertain state tax positions, net of
Federal income tax	–	(556)	–
State income tax expense, net of Federal income tax benefit	163	380	420
Other	126	(124)	88
Total income tax expense	$6,346	$7,319	$10,847

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions and requiring combined income tax reporting.  The rate will be reduced from the rate of 10.5% to 10.0% for 2010, 9.5% for 2011 and 9.0% for 2012 and thereafter.  Previously, certain Washington Trust subsidiaries were subject to Massachusetts income tax on a separate return basis.  Under this legislation, effective January 1, 2009, Washington Trust, as a consolidated tax group, is subject to income tax in the Commonwealth of Massachusetts.  Washington Trust analyzed the impact of this law and, as a result of revaluing its net deferred tax asset, recognized an income tax benefit of $841 thousand in 2008.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2009 and 2008 are as follows:

(Dollars in thousands)

December 31,	2009	2008
Gross deferred tax assets:
Allowance for loan losses	$9,744	$8,456
Defined benefit pension obligations	7,451	8,757
Losses on write-downs of securities to fair value	1,530	2,627
Net unrealized losses on securities available for sale	–	1,146
Deferred compensation	1,618	1,186
Deferred loan origination fees	988	973
Other	1,577	1,939
Gross deferred tax assets	22,908	25,084
Gross deferred tax liabilities:
Net unrealized gains on securities available for sale	(4,922)	–
Amortization of intangibles	(3,114)	(3,522)
Deferred loan origination costs	(2,269)	(2,135)
Other	(634)	(643)
Gross deferred tax liabilities	(10,939)	(6,300)
Net deferred tax asset	$11,969	$18,784

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years.

A reconciliation of the beginning and ending amount of total unrecognized tax benefit is as follows:

(Dollars in thousands)

Years ended December 31,	2009	2008
Balance at beginning of year	$545	$1,358
Increase related to current year tax positions	–	87
Decrease related to prior period tax positions	(157)	–
Reductions relating to settlements with taxing authorities	(261)	(892)
Reductions as a result of lapse of statute of limitations	–	(8)
Balance at end of year	$127	$545

As of December 31, 2009, the Corporation had gross tax affected unrecognized tax benefits of $127 thousand.  If recognized, this amount would be recorded as a component of income tax expense.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2006.  The Corporation is no longer subject to state income tax examinations by tax authorities for years before 2003.  In 2008, a state income tax examination commenced for the tax years 2002 through 2006 and was settled in 2009.  As a result, previously unrecognized tax benefits of $261 thousand and $892 thousand, respectively were recognized in 2009 and 2008.  Also in 2009, $157 thousand of unrecognized tax benefits were reversed relating to tax positions taken during prior periods.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

Total accrued interest related to uncertain tax positions was $12 thousand and $80 thousand as of December 31, 2009 and 2008, respectively.  Interest amounts related to uncertain tax positions recognized as a component of income tax expense in 2009 and 2008 were immaterial.

To the extent interest is not assessed with respect to uncertain tax positions, amounts accrued will be reduced and reflected as a reduction of the overall income tax provision.

(10) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2009 were as follows:

(Dollars in thousands)

Years ending December 31:	2010	$676,087
	2011	91,608
	2012	56,047
	2013	47,810
	2014	59,127
	2015 and thereafter	1,005
Balance at December 31, 2009		$931,684

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $415 million and $294 million at December 31, 2009 and 2008, respectively.

The following table represents the amount of certificates of deposit of $100 thousand or more at December 31, 2009 maturing during the periods indicated:

(Dollars in thousands)

Maturing:	January 1, 2010 to March 31, 2010	$197,868
	April 1, 2010 to June 30, 2010	70,262
	July 1, 2010 to December 31, 2010	64,459
	January 1, 2011 and beyond	82,489
Balance at December 31, 2009		$415,078

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

(11) Borrowings
Federal Home Loan Bank Advances
The following table presents maturities and weighted average interest rates paid on FHLBB advances outstanding at December 31, 2009 and 2008:

(Dollars in thousands)
	December 31, 2009			December 31, 2008
	Scheduled	Redeemed at	Weighted	Scheduled	Redeemed at	Weighted
	Maturity	Call Date (1)	Average Rate (2)	Maturity	Call Date (1)	Average Rate (2)
2009	$–	$–	–%	$286,232	$299,232	2.17%
2010	121,104	134,104	4.11%	115,638	115,638	4.29%
2011	135,040	127,040	3.94%	124,559	116,559	4.09%
2012	102,365	102,365	4.58%	94,372	94,372	4.76%
2013	108,534	103,534	4.09%	101,472	96,472	4.16%
2014	53,562	53,562	3.85%	20,630	20,630	4.58%
2015 and after	86,723	86,723	4.87%	86,723	86,723	4.87%
	$607,328	$607,328		$829,626	$829,626

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

In connection with the Corporation’s ongoing interest rate risk management efforts, in January 2010, the Corporation modified the terms to extend the maturity dates of $50 million of its FHLBB advances with original maturity dates in 2011 and 2012.  The table below presents the original and revised terms associated with these FHLBB advances as of December 31, 2009.

(Dollars in thousands)
	Original Terms		Revised Terms
	Scheduled	Weighted	Scheduled	Weighted
	Maturity	Average Rate (1)	Maturity	Average Rate (1)
2011	$40,000	4.27%	$–	–%
2012	10,000	5.19%	25,000	3.56%
2013	–	–	15,000	4.15%
2014	–	–	10,000	5.06%
	$50,000		$50,000

(1)	Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at December 31, 2009.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2009.  Included in the collateral were securities available for sale with a fair value of $370.2 million and $512.3 million that were specifically pledged to secure FHLBB borrowings at December 31, 2009 and December 31, 2008, respectively.  See Note 5 for discussion on loans pledged as collateral for FHLBB borrowings.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

The following table sets forth certain information concerning short-term FHLBB advances as of the dates for the years indicated:

(Dollars in thousands)

As of and for the years ended December 31,	2009	2008	2007
Average amount outstanding during the period	$49,808	$92,915	$36,640
Amount outstanding at end of period	5,000	170,000	70,000
Highest month end balance during period	150,000	170,000	70,000
Weighted-average interest rate at end of period	0.15%	0.73%	4.70%
Weighted-average interest rate during the period	0.57%	2.45%	5.25%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $33 million at December 31, 2009 and 2008.

The Bancorp sponsored the creation of WT Capital Trust I (“Trust I”), WT Capital Trust II (“Trust II”) and Washington Preferred Capital Trust (“Washington Preferred”).  Trust I, Trust II and Washington Preferred are Delaware statutory trusts created for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  The Bancorp is the owner of all of the common securities of Trust I, Trust II and Washington Preferred.  In accordance with GAAP, Trust I, Trust II and Washington Preferred are treated as unconsolidated subsidiaries.  The common stock investment in the statutory trusts is included in “Other Assets” in the Consolidated Balance Sheet.

On August 29, 2005, Trust I issued $8 million of capital securities (“Trust I Capital Securities”) in a private placement of trust preferred securities.  The Trust I Capital Securities mature in September 2035, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Trust I to the holder of the Trust I Capital Securities, at a rate of 5.965% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Bancorp has guaranteed the Trust I Capital Securities and, to the extent not paid by Trust I, accrued and unpaid distributions on the Trust I Capital Securities, as well as the redemption price payable to the Trust I Capital Securities holders.  The proceeds of the Trust I Capital Securities, along with proceeds from the issuance of common securities by Trust I to the Bancorp, were used to purchase $8.3 million of the Bancorp's junior subordinated deferrable interest notes (the “Trust I Debentures”) and constitute the primary asset of Trust I.  Like the Trust I Capital Securities, the Trust I Debentures bear interest at a rate of 5.965% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Trust I Debentures mature on September 15, 2035, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after September 15, 2010, or upon the occurrence of certain special qualifying events.

On August 29, 2005, Trust II issued $14 million of capital securities (“Trust II Capital Securities”) in a private placement of trust preferred securities.  The Trust II Capital Securities mature in November 2035, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the Trust II Capital Securities, at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Bancorp has guaranteed the Trust II Capital Securities and, to the extent not paid by Trust II, accrued and unpaid distributions on the Trust II Capital Securities, as well as the redemption price payable to the Trust II Capital Securities holders.  The proceeds of the Trust II Capital Securities, along with proceeds from the issuance of common securities by Trust II to the Bancorp, were used to purchase $14.4 million of the Bancorp's junior subordinated deferrable interest notes (the “Trust II Debentures”) and constitute the primary asset of Trust II.  Like the Trust II Capital Securities, the Trust II Debentures bear interest at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Trust II Debentures mature on November 23, 2035, but may be redeemed at par at the Bancorp's option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after November 23, 2010, or upon the occurrence of certain special qualifying events.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

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

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)

December 31,	2009	2008
Treasury, Tax and Loan demand note balance	$1,676	$4,382
Deferred acquisition obligations	–	2,506
Securities sold under repurchase agreements	19,500	19,500
Other	325	355
Other borrowings	$21,501	$26,743

The Stock Purchase Agreement, as amended, for the 2005 acquisition of Weston Financial provided for the payment of contingent purchase price amounts based on operating results in each of the years in the three-year earn-out period ending December 31, 2008.  Contingent payments were added to goodwill and recorded as deferred acquisition liabilities at the time the payments were determinable beyond a reasonable doubt.  See additional disclosure on goodwill in Note 8 to the Consolidated Financial Statements.  During 2008, the Corporation recognized a liability of $7.6 million and paid a total of $15.2 million under the terms of the acquisition agreement.  During the first quarter of 2009, the Corporation paid $2.5 million, which represented the final payment pursuant to the Stock Purchase Agreement, as amended.

Securities sold under repurchase agreements amounted to $19.5 million at December 31, 2009 and 2008.  The securities sold under agreements to repurchase were executed in March 2007 and mature in March 2012.  The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures.  Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability.

(12) Shareholders' Equity
2006 Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved the 2006 Stock Repurchase Plan authorizing the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  The Bancorp plans to hold the repurchased shares as treasury stock to be

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

used for general corporate purposes.  Under this plan, no shares were repurchased in 2009 and 2008.  A total of 185,400 shares of stock were repurchased in 2007 at a total cost of $4.8 million.  As of December 31, 2009, a cumulative total of 185,400 shares have been repurchased.

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

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  In addition, the Rhode Island Division of Banking may also restrict the declaration of dividends if a bank would not be able to pay its debts as they become due in the usual course of business or the bank’s total assets would be less than the sum of its total liabilities.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $106 million as of December 31, 2009.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of the Corporation’s common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2009, a total of 2,026,308 common stock shares were reserved for issuance under the 1997 Plan, 2003 Plan, the Amended and Restated Dividend Reinvestment, the 2006 Stock Repurchase Plan and the Nonqualified Deferred Compensation Plan.

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
December 31, 2009 and 2008

guidelines that involve quantitative measures of the assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations).  Management believes that, as of December 31, 2009, the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2009, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.  There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2009 and 2008, as well as the corresponding minimum regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$244,382	12.40%	$157,615	8.00%	$197,019	10.00%
Bank	$242,536	12.32%	$157,470	8.00%	$196,838	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$219,552	11.14%	$78,808	4.00%	$118,212	6.00%
Bank	$217,729	11.06%	$78,735	4.00%	$118,103	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$219,552	7.82%	$112,269	4.00%	$140,336	5.00%
Bank	$217,729	7.76%	$112,165	4.00%	$140,206	5.00%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Corporation	$235,728	12.54%	$150,339	8.00%	$187,923	10.00%
Bank	$237,023	12.62%	$150,201	8.00%	$187,751	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$212,231	11.29%	$75,169	4.00%	$112,754	6.00%
Bank	$213,547	11.37%	$75,101	4.00%	$112,651	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$212,231	7.53%	$112,799	4.00%	$140,999	5.00%
Bank	$213,547	7.58%	$112,724	4.00%	$140,905	5.00%

(1)	Leverage ratio

As of December 31, 2009, Bancorp has sponsored the creation of three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  In accordance with the provisions of ASC 810, “Consolidations,” (formerly FASB Interpretation 46-R, “Consolidation of Variable Interest Entities – Revised,”) these statutory trusts created by Bancorp are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of statutory trusts as debt in its financial statements.  The trust preferred securities qualify as Tier 1 capital.

In October 2008, Bancorp issued $50.0 million of is Common Stock in a private placement with select institutional investors.  Net proceeds were approximately $46.9 million after deducting offering-related fees and expenses.  The

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

closing took place on October 7, 2008.  Bancorp issued a total of 2.5 million shares of Common Stock at a price of $20 per share in the private placement.  On October 20, 2008, Bancorp filed a registration statement with the SEC to register these shares for resale.  The net proceeds from the capital raise were for general corporate purposes and to support strategic growth initiatives in its commercial and wealth management business lines.

The Corporation’s capital ratios at December 31, 2009 place the Corporation in the “well-capitalized” category according to regulatory standards.  On March 1, 2005, the FRB issued a final rule that would retain trust preferred securities in Tier 1 capital of bank holding companies, but with stricter quantitative limits and clearer standards.  On March 17, 2009, the FRB announced the adoption of a final rule that delays until March 31, 2011, the effective date of new limits whereby the aggregate amount of trust preferred securities would be limited to 25% of Tier 1 capital elements, net of goodwill.  The Corporation has evaluated the potential impact of such a change on its Tier 1 capital ratio and has concluded that the regulatory capital treatment of the trust preferred securities in the Corporation’s total capital ratio would be unchanged.

(13) Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, an equity commitment to an affordable housing partnership, interest rate swap agreements and commitments to originate and commitments to sell fixed rate mortgage loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.  The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)

December 31,	2009	2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$186,943	$206,515
Home equity lines	185,892	178,371
Other loans	25,691	22,979
Standby letters of credit	8,712	7,679
Equity commitment to an affordable housing partnership	690	–
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	15,898	25,662
Commitments to sell fixed rate mortgage loans	25,791	28,192
Customer related derivative contracts:
Interest rate swaps with customers	53,725	13,981
Mirror swaps with counterparties	53,725	13,981
Interest rate risk management contract:
Interest rate swap	10,000	10,000

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
December 31, 2009 and 2008

creditworthiness is evaluated on a case-by-case basis.  The amount of collateral obtained is based on management’s credit evaluation of the borrower.

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At December 31, 2009 and 2008, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.7 million and $7.7 million, respectively.  At December 31, 2009 and 2008, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit totaled $95 thousand in 2009, essentially unchanged from 2008 and 2007.

At December 31, 2009, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Equity Commitment
Equity commitment to an affordable housing partnership represents funding commitments by Washington Trust to a limited partnership.  This partnership was created for the purpose of renovating and operating a low-income housing project.  The funding of these commitments is generally contingent upon substantial completion of the project.

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

In April 2008, the Bancorp entered into an interest rate swap contract with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with $10 million of the variable rate junior subordinated debentures.  The interest rate swap contract has a notional amount of $10 million and matures in 2013.  At inception, the swap was intended to convert the debt from variable rate to fixed rate and qualify for cash flow hedge accounting.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the derivative counterparty, the hedging relationship was deemed to be not highly effective. As a result, cash flow hedge accounting was discontinued prospectively and all subsequent changes in fair value of the interest rate swap were recognized directly in earnings as noninterest income.  As of the date of discontinuance in September 2008, Washington Trust had a net unrealized gain on the swap contract of $30 thousand, which was recorded in accumulated other comprehensive loss, net of taxes.  This amount was subsequently reclassified into earnings through amortization during the first quarter of 2009.  On March 31, 2009, this interest rate swap contract was reassigned to a new creditworthy counterparty, unrelated to the prior counterparty.  On May 1, 2009, this interest rate

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

swap contract qualified for cash flow hedge accounting to hedge the interest rate risk associated with $10 million of the variable rate junior subordinated debentures.  Effective May 1, 2009, the effective portion of changes in fair value of the swap was recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings.  The ineffective portion of changes in fair value was recognized directly in earnings as interest expense.

The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At December 31, 2009 and 2008, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $53.7 million and $14.0 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and, therefore, changes in fair value are recognized in earnings.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated.

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Dec. 31, 2009	Dec. 31, 2008	Balance Sheet Location	Dec. 31, 2009	Dec. 31, 2008
Derivatives designated as cash flow hedging instruments:
Interest rate risk management contract:
Interest rate swap				Accrued expenses
		$–	$–	& other liabilities	$434	$–
Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage				Accrued expenses
loans to be sold	Other assets	22	152	& other liabilities	180	18
Commitments to sell fixed rate mortgage				Accrued expenses
loans	Other assets	342	18	& other liabilities	31	177
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	1,704	1,413		–	–
Mirror swaps with counterparties				Accrued expenses
		–	–	& other liabilities	1,691	1,479
Interest rate risk management contract:
Interest rate swap				Accrued expenses
		–	–	& other liabilities	–	601
Total		$2,068	$1,583		$2,336	$2,275

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated.

(Dollars in thousands)				Location of Gain
	Gain (Loss)			(Loss) Recognized in
	Recognized in Other			Income on Derivative	Gain Recognized
	Comprehensive			(Ineffective Portion	in Income
	Income			and Amount	on Derivative
	(Effective Portion)			Excluded from	(Ineffective Portion)
Years ended Dec. 31,	2009	2008	2007	Effectiveness Testing)	2009	2008	2007
Derivatives in cash flow hedging relationships:
Interest rate risk management contract:
Interest rate swap (1)	$(7)	$30	$ –	Interest Expense	$78	$ –	$ –
Total	$(7)	$30	$ –		$78	$ –	$ –

(1)
In addition to the amounts reported in the table above, a $30 thousand gain was reclassified from accumulated other comprehensive income into net unrealized gains on interest rate swaps in the first quarter of 2009.

(Dollars in thousands)	Location of Gain	Amount of Gain (Loss)
	(Loss) Recognized in	Recognized in Income on Derivative
Years ended December 31,	Income on Derivative	2009	2008	2007
Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$(325)	$132	$(199)
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	503	(155)	189
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	1,130	(603)	60
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(550)	700	(33)
Interest rate risk management contract:
Interest rate swap	Net gains (losses) on interest rate swaps	117	(639)	–
Total		$875	$(565)	$17

(14) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

Fair value is a market-based measurement, not an entity-specific measurement.  Fair value measurements are determined based on the assumptions the market participants would use in pricing the asset or liability.  In addition, GAAP specifies a hierarchy of valuation techniques based on whether the types of valuation information (“inputs”) are observable or unobservable.  Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Corporation’s market assumptions.  These two types of inputs have created the following fair value hierarchy:

•	Level 1 – Quoted prices for identical assets or liabilities in active markets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

•
Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in inactive markets; and model-derived valuations in which all significant inputs and significant value drivers are observable in active markets.

•
Level 3 – Valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable in the markets and which reflect the Corporation’s market assumptions

Determination of Fair Value
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
Securities available for sale are recorded at fair value on a recurring basis.  When available, the Corporation uses quoted market prices to determine the fair value of securities; such items are classified as Level 1.  This category includes exchange-traded equity securities.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2009 and December 31, 2008, level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of December 31, 2009, the Corporation concluded that there has been a significant decrease in the volume and level of activity for its Level 3 pooled trust preferred debt securities and, therefore, quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

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
December 31, 2009 and 2008

party.  We were unable to verify factors used in determining the prices obtained for both pooled trust preferred holdings and found the pricing indications to be significantly below the range of price indications provided by the other pricing sources described above, and for these reasons we excluded this source from our valuation analysis.

Our internal review procedures have confirmed that the fair values provided by the aforementioned third party valuation sources utilized by the Corporation are consistent with GAAP.  Our fair values assumed liquidation in an orderly market and not under distressed circumstances.  Due to the continued market illiquidity and credit risk for securities in the financial sector, the fair value of these securities is highly sensitive to assumption changes and market volatility.

Derivatives
Substantially all of our derivatives are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates and, accordingly, are classified as Level 2.  Examples include interest rate swap contracts.  Our internal review procedures have confirmed that the fair values determined with independent pricing models and utilized by the Corporation are consistent with GAAP.  Any derivative for which we measure fair value using significant assumptions that are unobservable are classified as Level 3.  Level 3 derivatives include commitments to sell fixed rate residential mortgages and interest rate lock commitments written for our residential mortgage loans that we intend to sell.  The valuation of these items is determined by management based on internal calculations using external market inputs.

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
December 31, 2009 and 2008

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

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
December 31, 2009	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$–	$45,240	$–	$45,240
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	523,446	–	523,446
States and political subdivisions	–	82,062	–	82,062
Trust preferred securities:
Individual name issuers	–	20,586	–	20,586
Collateralized debt obligations	–	–	1,065	1,065
Corporate bonds	–	14,706	–	14,706
Common stocks	769	–	–	769
Perpetual preferred stocks	3,183	427	–	3,610
Derivative assets (1)	–	1,704	364	2,068
Total assets at fair value on a recurring basis	$3,952	$688,171	$1,429	$693,552
Liabilities:
Derivative liabilities (1)	$–	$2,125	$211	$2,336
Total liabilities at fair value on a recurring basis	$–	$2,125	$211	$2,336

(1)	Derivative assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
December 31, 2008	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$–	$64,377	$–	$64,377
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	683,619	–	683,619
States and political subdivisions	–	81,213	–	81,213
Trust preferred securities:
Individual name issuers	–	16,793	–	16,793
Collateralized debt obligations	–	–	1,940	1,940
Corporate bonds	–	13,576	–	13,576
Common stocks	992	–	–	992
Perpetual preferred stocks	3,208	501	–	3,709
Derivative assets (1)	–	1,413	170	1,583
Total assets at fair value on a recurring basis	$4,200	$861,492	$2,110	$867,802
Liabilities:
Derivative liabilities (1)	$–	$2,080	$195	$2,275
Total liabilities at fair value on a recurring basis	$–	$2,080	$195	$2,275

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers either into or out of “Level 3” as of the financial statement reporting date.  The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Years ended December 31,	2009			2008
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities)	Total	for Sale	(Liabilities)	Total
Balance at beginning of period	$1,940	$(25)	$1,915	$–	$(2)	$(2)
Gains and losses (realized and unrealized):
Included in earnings (2)	(2,496)	178	(2,318)	(1,859)	(23)	(1,882)
Included in other comprehensive income	1,621	–	1,621	(1,949)	–	(1,949)
Purchases, issuances and settlements (net)	–	–	–	13	–	13
Transfers in and/or out of Level 3	–	–	–	5,735	–	5,735
Balance at end of period	$1,065	$153	$1,218	$1,940	$(25)	$1,915

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.
(2)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on the two Level 3 pooled trust preferred debt securities.  Credit-related impairment losses of $2.5 million and $1.9 million were recognized in 2009 and 2008, respectively.  See Note 4 for additional disclosure regarding the reclassification of the 2008 impairment losses.  The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of interest rate lock commitments written for our residential mortgage loans that we intend to sell, were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the year ended December 31, 2009.

(Dollars in thousands)	Carrying Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$2,026	$11,560	$13,586
Property acquired through foreclosure or repossession	–	–	1,974	1,974
Total assets at fair value on a nonrecurring basis	$–	$2,026	$13,534	$15,560

At December 31, 2009, collateral dependent impaired loans had a carrying value of $13.6 million and related allowance for loan losses allocation of $2.1 million.

For the year ended December 31, 2009, property acquired through foreclosure or repossession with a fair value of $2.0 million was transferred from loans.  Valuation adjustments at the time of transfer from loans resulted in a charge to the allowance for loan losses of $173 thousand in the year ended December 31, 2009.  There were no subsequent valuation adjustments to property acquired through foreclosure or repossession for the year ended December 31, 2009.

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

Effective June 30, 2009, the Corporation adopted FASB Staff Position No. 107-1 and Accounting Principles Board Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP No. 107-1 and APB No. 28-1”).  FSP No. 107-1 and APB No. 28-1 is now a sub-topic within ASC 820, “Fair Value Measurements and Disclosures.”  These provisions require interim and annual disclosures made by publicly traded companies to include the fair value of its financial instruments, whether recognized or not recognized in the statement of financial position, as required by former SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.”  The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial instruments are discussed below.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

FHLBB Stock
No market exists for shares of the FHLBB.  Subject to certain limitations, such stock may be redeemed at par upon termination of FHLBB membership and is, therefore, valued at par, which equals cost.

Loans
Fair values are estimated for categories of loans with similar financial characteristics.  Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value.  The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2009 and 2008 that reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on the Corporation’s historical repayment experience.  For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs.  The fair value of floating rate commercial and consumer loans approximates carrying value.  The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities
The fair value of demand deposits, NOW accounts, money market accounts and savings accounts is equal to the amount payable on demand as of December 31, 2009 and 2008.  The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

The following table presents the fair values of financial instruments:

December 31,	2009		2008
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$57,260	$57,260	$58,190	$58,190
Mortgage loans held for sale	9,909	10,107	2,543	2,604
Securities available for sale	691,484	691,484	866,219	866,219
FHLBB stock	42,008	42,008	42,008	42,008
Loans, net of allowance for loan losses	1,892,268	1,936,997	1,815,429	1,857,433
Accrued interest receivable	9,137	9,137	10,980	10,980
Bank-owned life insurance	44,957	44,957	43,163	43,163
Customer related interest rate swap contracts	1,704	1,704	1,413	1,413
Forward loan commitments (1)	364	364	170	170

Financial Liabilities:
Noninterest-bearing demand deposits	$194,046	$194,046	$172,771	$172,771
NOW accounts	202,367	202,367	171,306	171,306
Money market accounts	403,333	403,333	305,879	305,879
Savings accounts	191,580	191,580	173,485	173,485
Time deposits	931,684	941,090	967,427	975,255
FHLBB advances	607,328	638,269	829,626	863,884
Junior subordinated debentures	32,991	20,126	32,991	17,386
Securities sold under repurchase agreements	19,500	21,041	19,500	21,310
Other borrowings	2,001	2,001	7,243	7,243
Accrued interest payable	5,818	5,818	7,995	7,995
Customer related interest rate swap contracts	1,691	1,691	1,479	1,479
Interest rate risk management contract	434	434	601	601
Forward loan commitments (1)	211	211	195	195

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

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $9.7 million and $9.5 million are included in the Consolidated Balance Sheets at December 31, 2009 and 2008, respectively.

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
December 31, 2009 and 2008

the expected future cash flows for benefit obligations under our pension plans.  Future decreases in discount rates would increase the present value of pension obligations and increase our pension costs.  Future decreases in the long-term rate of return assumption on plan assets would increase pension costs and, in general, increase the requirement to make funding contributions to the plans.

The following table sets forth the plans’ benefit obligations, fair value of plan assets and funded status as of December 31, 2009 and 2008.

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2009	2008	2009	2008
Change in Benefit Obligation:
Benefit obligation at beginning of period	$39,529	$33,028	$9,581	$9,223
Service cost	2,371	2,046	106	250
Interest cost	2,292	2,027	564	571
Adjustment for change in measurement date	-	771	-	121
Actuarial (gain) loss	(679)	2,645	(105)	(249)
Benefits paid	(977)	(878)	(341)	(335)
Administrative expenses	(122)	(110)	-	-
Curtailment loss	-	-	(309)	-
Benefit obligation at end of period	$42,414	$39,529	$9,496	$9,581
Change in Plan Assets:
Fair value of plan assets at beginning of period	$24,527	$30,450	$-	$-
Actual return (loss) on plan assets	5,418	(5,350)	-	-
Employer contribution	2,100	2,000	91	335
Benefits paid	(977)	(878)	(91)	(335)
Administrative expenses	(122)	(110)	-	-
Adjustment for change in measurement date	-	(1,585)	-	-
Fair value of plan assets at end of period	$30,946	$24,527	$-	$-
Funded status at end of period	$(11,468)	$(15,002)	$(9,496)	$(9,581)

The funded status of the qualified pension plan and non-qualified retirement plans has been recognized in accrued expenses and other liabilities in the Consolidated Balance Sheets at December 31, 2009 and 2008.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

The components of accumulated other comprehensive income related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis, are summarized below:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2009	2008	2009	2008
Net actuarial loss	$8,082	$12,031	$838	$1,280
Prior service (credit) cost	(321)	(353)	1	125
Total pre-tax amounts recognized in
accumulated other comprehensive income	$7,761	$11,678	$839	$1,405

The accumulated benefit obligation for the qualified pension plan was $32.7 million and $30.1 million at December 31, 2009 and 2008, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $9.1 million and $8.4 million at December 31, 2009 and 2008, respectively.

The following table presents information for pension plans with an accumulated benefit obligation in excess of plan assets:

(Dollars in thousands)	Non-Qualified
	Retirement Plans
December 31,	2009	2008
Projected benefit obligation	$9,496	$9,581
Accumulated benefit obligation	9,090	8,361
Fair value of plan assets	-	-

The components of net periodic benefit cost and other amounts recognized in other comprehensive income, on a pre-tax basis, were as follows:

(Dollars in thousands)	Qualified			Non-Qualified
	Pension Plan			Retirement Plans
Years ended December 31,	2009	2008	2007	2009	2008	2007
Net Periodic Benefit Cost:
Service cost	$2,371	$2,046	$2,010	$106	$250	$345
Interest cost	2,292	2,027	1,848	564	571	519
Expected return on plan assets	(2,451)	(2,276)	(1,984)	-	-	-
Amortization of transition asset	-	(1)	(6)	-	-	-
Amortization of prior service (credit) cost	(33)	(33)	(33)	27	63	63
Recognized net actuarial loss	303	15	187	28	217	218
Curtailment loss	-	-	-	97	-	-
Net periodic benefit cost	$2,482	$1,778	$2,022	$822	$1,101	$1,144
Other Changes in Plan Assets and
Benefit Obligations Recognized in Other
Comprehensive Income (on a pre-tax basis):
Net (gain) loss	$(3,949)	$12,160	$(3,735)	$(133)	$(605)	$(468)
Prior service cost (credit)	33	41	33	(27)	(78)	(63)
Net transition asset	–	1	6	–	–	–
Curtailment loss	–			(406)
Recognized in other comprehensive income	$(3,916)	$12,202	$(3,696)	$(566)	$(683)	$(531)
Total recognized in net periodic benefit
cost and other comprehensive income	$(1,434)	$13,980	$(1,674)	$256	$418	$613

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

The estimated prior service credit and net loss for the qualified pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are $(33) thousand and $320 thousand, respectively.  The estimated prior service cost and net loss for the non-qualified retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2010 are $8 thousand and $19 thousand, respectively.

Assumptions:
The measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2009 and 2008 were as follows:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2009	2008	2009	2008
Measurement date	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2009	Dec. 31, 2008
Discount rate	6.00%	5.875%	5.50%	6.25%
Rate of compensation increase	4.25%	4.25%	4.25%	4.25%

The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2009, 2008 and 2007 were as follows:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2009	2008	2007	2009	2008	2007
Measurement date	Dec. 31, 2008	Sept. 30, 2007	Sept. 30, 2006	Dec. 31, 2008	Sept. 30, 2007	Sept. 30, 2006
Discount rate	5.875%	6.25%	5.90%	6.125%	6.25%	5.90%
Expected long-term
return on plan assets	8.25%	8.25%	8.25%	-	-	-
Rate of compensation
increase	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan's investment practices.  The assumption is updated at least annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions.  At December 31, 2008, the measurement date used in the determination of net periodic benefit cost for 2009, the Corporation determined that a revision to the assumption was not necessary based upon expected market performance and the expected long-term rate of return assumption remained at 8.25%.

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

Plan Assets:
Effective December 31, 2009, the Corporation adopted FASB Staff Position No. 132(R)-1, “Employer’ Disclosures Postretirement Benefit Plan Assets” (“FSP No. 132(R)-1”).  FSP No. 132(R)-1 is now a sub-topic within ASC 715, “Compensation – Retirement Benefits.”  FSP No. 132(R)-1 provided guidance on an employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan.  The additional disclosures required are included below.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

The following table presents the fair values of the qualified pension plan’s assets at December 31, 2009:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at
December 31, 2009	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$1,284	$–	$–	$1,284
Obligations of U.S. government agencies
and U.S. government-sponsored enterprises	–	2,214	–	2,214
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	1	–	1
Corporate bonds	–	8,937	–	8,937
Common stocks	12,198	–	–	12,198
Mutual funds	6,312	–	–	6,312
Total plan assets	$19,794	$11,152	$–	$30,946

The following table presents the fair values of the qualified pension plan’s assets at December 31, 2008:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at
December 31, 2008	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$2,763	$–	$–	$2,763
Obligations of U.S. government agencies
and U.S. government-sponsored enterprises	–	1,083	–	1,083
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	1	–	1
Corporate bonds	–	7,891	–	7,891
Common stocks	8,252	–	–	8,252
Mutual funds	4,537	–	–	4,537
Total plan assets	$15,552	$8,975	$–	$24,527

The qualified pension plan uses fair value measurements to record fair value adjustments to the securities held in its investment portfolio.

When available, the qualified pension plan uses quoted market prices to determine the fair value of securities; such items are classified as Level 1.  This category includes cash equivalents, common stock and mutual funds which are exchange-traded.

Level 2 securities in the qualified pension plan include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose values are determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category includes corporate bonds, obligations of U.S. government agencies and U.S. government-sponsored enterprises and mortgage backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2009 and 2008, the qualified pension plan did not have any securities in the Level 3 category.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

The asset allocations of the qualified pension plan at December 31, 2009 and 2008, by asset category were as follows:

December 31,	2009	2008
Asset Category:
Equity securities	59.8%	52.1%
Debt securities	36.0%	36.6%
Other	4.2%	11.3%
Total	100.0%	100.0%

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

At December 31, 2008, the holdings in the Other category, primarily cash equivalents (short-term investments), represented 11.3% of total assets versus the 0-10% target range in response to the unprecedented market volatility and illiquid conditions in the fixed income market during the final quarter of 2008.  At December 31, 2009, the balance of holdings in the Other category was within the target range.

Fixed income bond investments should be limited to those in the top four categories used by the major credit rating agencies.  High yield bond funds may be used to provide exposure to this asset class as a diversification tool provided they do not exceed 15% of the portfolio.  In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts.  The assets of the Pension Trust will typically have a laddered maturity structure, avoiding large concentrations in any single year.  Common stock and equity holdings provide opportunities for dividend and capital appreciation returns.  Holdings will be appropriately diversified by maintaining broad exposure to large-, mid- and small-cap stocks as well as international equities.  Concentration in small-cap, mid-cap and international equities is limited to 20%, 20% and 30% of the equity portfolio, respectively.  Investment selection and mix of equity holdings should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy while ensuring efficient diversification.  The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity holdings of the Pension Trust.  Investments in publicly traded real estate investment trust securities and low-risk derivatives securities such as callable securities, floating rate notes, mortgage backed securities and treasury inflation protected securities, are permitted.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

Cash Flows:
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution.  The Corporation expects to contribute $2.0 million to the qualified pension plan in 2010.  In addition, the Corporation expects to contribute $676 thousand in benefit payments to the non-qualified retirement plans in 2010.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans
2010	$1,278	$667
2011	1,425	727
2012	1,544	727
2013	1,808	734
2014	1,948	735
Years 2015 - 2019	12,209	3,732

401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, will receive a non-elective employer contribution of 4%.  Total employer matching contributions under this plan amounted to $837 thousand, $749 thousand and $685 thousand in 2009, 2008 and 2007, respectively.

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on a combination of individual performance targets and the achievement of target levels of net income, earnings per share and return on equity, or for certain employees, solely on the achievement of individual performance targets.  Total incentive based compensation amounted to $6.3 million, $7.1 million and $7.6 million in 2009, 2008 and 2007, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $4.7 million and $3.3 million at December 31, 2009 and 2008, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets.

(16) Share-Based Compensation Arrangements
Washington Trust has two share-based compensation plans, which are described below.

In 2009, the Bancorp’s 2003 Stock Incentive Plan (the “2003 Plan”) was amended and restated and was also approved by shareholders in April 2009.  The 2003 Plan amendments included increasing the maximum number of shares of Bancorp’s common stock to be issued under the 2003 Plan from 600,000 shares to 1,200,000 shares and increasing the number of shares that can be issued in the form of awards other than share options or stock

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

appreciation rights from 200,000 to 400,000.  The 2003 Plan permits the granting of share options and other equity incentives to officers, employees, directors, and other key persons.  Share options are designated as either non-qualified or incentive share options.  Incentive share option awards may be granted at any time until February 19, 2019.

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

Amounts recognized in the consolidated financial statements for share options, nonvested share units and nonvested share awards are as follows:

(Dollars in thousands)

Years ended December 31,	2009	2008	2007
Share-based compensation expense	$708	$630	$508
Related income tax benefit	$252	$225	$178

During 2009, the Corporation granted to certain key employees 21,000 non-qualified share options with five-year cliff vesting terms.  During 2008, the Corporation granted to certain key employees 94,382 non-qualified share options with three-year cliff vesting terms.  No share options were awarded during 2007.

The fair value of the share option awards granted in 2009 and 2008 were estimated on the date of grant using the Black-Scholes Option-Pricing Model based on assumptions noted in the following table.  Washington Trust uses historical data to estimate share option exercise and employee departure behavior used in the option-pricing model; groups of employees that have similar historical behavior are considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the share option was based on the U.S. Treasury yield curve in effect at the date of grant.

	2009	2008
Expected term (years)	6.7	9.0
Expected dividend yield	3.05%	2.86%
Weighted average expected volatility	44.26	33.75
Expected forfeiture rate	–	–
Weighted average risk-free interest rate	3.28%	4.51%

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

The weighted average grant-date fair value of the share options awarded during 2009 and 2008 was $6.39 and $7.96, respectively.

A summary of share option activity under the Plans as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

(Dollars in thousands)	Number	Weighted	Weighted Average
	of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2009	987,418	$21.60	–	–
Granted	21,000	17.91	–	–
Exercised	64,648	16.79	–	–
Forfeited or expired	42,211	19.12	–	–
Outstanding at December 31, 2009	901,559	$21.98	3.9 years	$24
Exercisable at December 31, 2009	786,177	$21.87	3.2 years	$24
Options expected to vest as of December 31, 2009	115,382	$22.70	8.7 years	$–
The total intrinsic value, which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date, of share options exercised during the years ended December 31, 2009, 2008 and 2007 was $115 thousand, $431 thousand and $1.3 million, respectively.

During 2009, the Corporation granted to directors and certain key employees 7,000 nonvested share units with five-year cliff vesting terms.  During 2008, the Corporation granted to directors and certain key employees 34,407 nonvested share units with three-year cliff vesting terms.

A summary of the status of Washington Trust’s nonvested shares as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2009	57,557	$24.97
Granted	7,000	17.91
Vested	(18,108)	26.41
Forfeited	(2,842)	24.14
Nonvested at December 31, 2009	43,607	$23.30

During 2008, performance share awards were granted providing certain executives the opportunity to earn shares of common stock of the Corporation, the number of which is determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The performance share awards were granted with vesting terms ranging from two to three years. The number of shares to be earned ranges from zero to 24,186 shares, subject to the attainment of specified performance goals discussed below.

The performance share awards are valued at $24.12, which was the fair market value at the date of grant.  The number of shares awarded ranges from zero to 200% of the target number of shares (12,093 shares) dependent upon the Corporation’s core return on equity and core earnings per share growth ranking at the end of the vesting term.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

The current assumption based on the most recent peer group information results in the shares vesting at 116% of the target, or 14,005 shares.  The Corporation has recognized compensation expense based on this assumption and will make the necessary adjustments each time the percentage of the target shares is adjusted.  If the goals are not met, no compensation cost will be recognized and any recognized compensation costs will be reversed.

A summary of the status of Washington Trust’s performance share awards as of December 31, 2009, and changes during the year ended December 31, 2009, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Performance shares at January 1, 2009	16,930	$24.12
Granted	–	–
Vested	(3,132)	24.12
Forfeited	(6,566)	24.12
Performance shares at December 31, 2009	7,232	$24.12

As of December 31, 2009, there was $1.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.2 years.

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

(Dollars in thousands)		Wealth
	Commercial	Management		Consolidated
Year ended December 31, 2009	Banking	Services	Corporate	Total
Net interest income (expense)	$64,627	$(76)	$1,341	$65,892
Noninterest income (expense)	19,160	23,786	(728)	42,218
Total income	83,787	23,710	613	108,110

Provision for loan losses	8,500	–	–	8,500
Depreciation and amortization expense	2,495	1,669	158	4,322
Other noninterest expenses	46,447	17,324	9,075	72,846
Total noninterest expenses	57,442	18,993	9,233	85,668
Income (loss) before income taxes	26,345	4,717	(8,620)	22,442
Income tax expense (benefit)	9,307	1,715	(4,676)	6,346
Net income (loss)	$17,038	$3,002	$(3,944)	$16,096

Total assets at period end	$2,017,616	$51,742	$815,115	$2,884,473
Expenditures for long-lived assets	$4,307	$957	$271	$5,535

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

(Dollars in thousands)		Wealth
	Commercial	Management		Consolidated
Year ended December 31, 2008	Banking	Services	Corporate	Total
Net interest income (expense)	$62,651	$(27)	$2,889	$65,513
Noninterest income (expense)	14,457	28,273	(2,210)	40,520
Total income	77,108	28,246	679	106,033

Provision for loan losses	4,800	–	–	4,800
Depreciation and amortization expense	2,506	1,640	178	4,324
Other noninterest expenses	40,340	18,456	8,622	67,418
Total noninterest expenses	47,646	20,096	8,800	76,542
Income (loss) before income taxes	29,462	8,150	(8,121)	29,491
Income tax expense (benefit)	10,309	3,237	(6,227)	7,319
Net income (loss)	$19,153	$4,913	$(1,894)	$22,172

Total assets at period end	$1,895,436	$53,096	$1,016,934	$2,965,466
Expenditures for long-lived assets	$3,596	$389	$198	$4,183

(Dollars in thousands)		Wealth
	Commercial	Management		Consolidated
Year ended December 31, 2007	Banking	Services	Corporate	Total
Net interest income (expense)	$53,927	$(61)	$6,078	$59,944
Noninterest income	14,263	29,016	2,230	45,509
Total income	68,190	28,955	8,308	105,453

Provision for loan losses	1,900	–	–	1,900
Depreciation and amortization expense	2,454	1,703	177	4,334
Other noninterest expenses	37,530	17,942	9,100	64,572
Total noninterest expenses	41,884	19,645	9,277	70,806
Income (loss) before income taxes	26,306	9,310	(969)	34,647
Income tax expense (benefit)	9,234	3,601	(1,988)	10,847
Net income	$17,072	$5,709	$1,019	$23,800

Total assets at period end	$1,643,200	$46,163	$850,577	$2,539,940
Expenditures for long-lived assets	$3,658	$264	$200	$4,122

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
December 31, 2009 and 2008

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

(18) Earnings per Share
(Dollars in thousands, except per share amounts)

Years ended December 31,	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$16,096	$16,096	$22,172	$22,172	$23,800	$23,800
Share amounts, in thousands:
Average outstanding	15,994.9	15,994.9	13,981.9	13,981.9	13,355.5	13,355.5
Common stock equivalents	–	46.0	–	164.4	–	248.6
Weighted average outstanding	15,994.9	16,040.9	13,981.9	14,146.3	13,355.5	13,604.1

Earnings per share	$1.01	$1.00	$1.59	$1.57	$1.78	$1.75

Weighted average stock options outstanding, not included in common stock equivalents above because they were anti-dilutive, totaled 846 thousand, 325 thousand and 283 thousand for 2009, 2008 and 2007, respectively.

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
December 31, 2009 and 2008

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

Balance Sheets	(Dollars in thousands,
	except par value)
December 31,	2009	2008
Assets:
Cash on deposit with bank subsidiary	$559	$803
Interest-bearing balances due from banks	610	–
Investment in subsidiaries at equity value	286,785	270,076
Dividends receivable from subsidiaries	3,600	3,480
Other assets	341	395
Total assets	$291,895	$274,754
Liabilities:
Junior subordinated debentures	$32,991	$32,991
Deferred acquisition obligations	–	2,506
Dividends payable	3,369	3,351
Accrued expenses and other liabilities	589	795
Total liabilities	36,949	39,643
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,061,748 shares in 2009 and 16,018,868 shares in 2008	1,004	1,001
Paid-in capital	82,592	82,095
Retained earnings	168,514	164,679
Accumulated other comprehensive income (loss)	3,337	(10,458)
Treasury stock, at cost; 19,185 shares in 2009 and 84,191 shares in 2008	(501)	(2,206)
Total shareholders’ equity	254,946	235,111
Total liabilities and shareholders’ equity	$291,895	$274,754

Statements of Income	(Dollars in thousands)
Years ended December 31,	2009	2008	2007
Income:
Dividends from subsidiaries	$16,760	$26,259	$21,093
Net gains (losses) on interest rate swap contracts	117	(638)	–
Other income	1	71	–
Total income	16,878	25,692	21,093
Expenses:
Interest on junior subordinated debentures	1,947	1,879	1,352
Interest on deferred acquisition obligations	3	217	312
Legal and professional fees	291	309	187
Other	280	236	173
Total expenses	2,521	2,641	2,024
Income before income taxes	14,357	23,051	19,069
Income tax benefit	820	1,104	691
Income before equity in undistributed earnings of subsidiaries	15,177	24,155	19,760
Equity in undistributed (over-distributed) earnings of subsidiaries	919	(1,983)	4,040
Net income	$16,096	$22,172	$23,800

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2009 and 2008

Statements of Cash Flows	(Dollars in thousands)

Years ended December 31,	2009	2008	2007
Cash flow from operating activities:
Net income	$16,096	$22,172	$23,800
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in (undistributed) over-distributed earnings of subsidiary	(919)	1,983	(4,040)
Net (gains) losses on interest rate swap contracts	(117)	638	–
(Increase) decrease in dividend receivable	(120)	(1,200)	2,520
Decrease (increase) in other assets	42	(37)	(8)
(Decrease) increase in accrued expenses and other liabilities	(112)	187	350
Other, net	(52)	(320)	(375)
Net cash provided by operating activities	14,818	23,423	22,247
Cash flows from investing activities:
Equity investment in subsidiary bank	–	(56,425)	–
Equity investment in capital trust	–	(310)	–
Payment of deferred acquisition obligation	(2,509)	(15,159)	(6,720)
Net cash used in investing activities	(2,509)	(71,894)	(6,720)
Cash flows from financing activities:
Issuance (purchase) of treasury stock, including net deferred compensation plan activity	53	36	(5,200)
Proceeds from the issuance of common stock under dividend reinvestment plan	1,106	864	–
Proceeds from the issuance of common stock, net	–	46,874	–
Proceeds from the exercise of stock options and issuance of other equity instruments	364	182	1,052
Tax (expense) benefit from stock option exercises and issuance of other
equity instruments	(26)	199	727
Proceeds from the issuance of junior subordinated debentures, net of issuance costs	–	10,016	–
Cash dividends paid	(13,440)	(10,998)	(10,580)
Net cash (used in) provided by financing activities	(11,943)	47,173	(14,001)
Net increase (decrease) in cash	366	(1,298)	1,526
Cash at beginning of year	803	2,101	575
Cash at end of year	$1,169	$803	$2,101

ITEM 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2009.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item appears under the captions “Nominee and Director Information,” “Board of Directors and Committees – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 11, 2010 prepared for the Annual Meeting of Shareholders to be held April 27, 2010, which is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.  The Corporation intends to disclose any amendments to, or waivers from, our code of ethics that are required to be publicly disclosed pursuant to the rules of the SEC and the NASDAQ Global Select Market by filing such amendment or waiver with the SEC and by posting it on our website.

ITEM 11.  Executive Compensation.
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Directors Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement dated March 11, 2010 prepared for the Annual Meeting of Shareholders to be held April 27, 2010, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 11, 2010 prepared for the Annual Meeting of Shareholders to be held April 27, 2010, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2009 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1997 Plan, the 2003 Plan and the Amended and Restated Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	1,041,741 (3) (4)	$21.97 (5)	660,575 (4) (6)

Equity compensation plans not approved by security holders (7)	21,077	N/A (8)	N/A
Total	1,062,818	$21.97 (5) (8)	660,575

(1)	Does not include any nonvested shares as such shares are already reflected in the Bancorp’s outstanding shares.
(2)	Consists of the 1997 Plan and the 2003 Plan.
(3)	Includes 51,819 nonvested share units outstanding under the 1997 Plan and 52,157 nonvested share units and 24,186 performance shares outstanding under the 2003 Plan.
(4)	Includes the maximum amount of performance shares that could be issued under existing awards. The actual shares issued may differ based on the attainment of performance goals.
(5)	Does not include the effect of the nonvested share units awarded under the 1997 Plan and the 2003 Plan because these units do not have an exercise price.
(6)	Includes up to 660,575 securities that may be issued in the form of nonvested shares.
(7)	Consists of the Deferred Compensation Plan, which is described below.
(8)	Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan, as such units do not have any exercise price.

The Deferred Compensation Plan
The Deferred Compensation Plan has not been approved by our shareholders.

The Deferred Compensation Plan allows our directors and officers to defer a portion of their compensation.  The deferred compensation is contributed to a rabbi trust.  The trustee of the rabbi trust invests the assets of the trust in shares of selected mutual funds as well as shares of the Bancorp’s common stock.  All shares of the Bancorp’s common stock were purchased in the open market.  As of October 15, 2007, the Bancorp’s common stock was no longer available as a new benchmark investment under the plan.  Further, directors and officers who had selected Bancorp’s common stock as a benchmark investment (the “Bancorp Stock Fund”) were allowed to transfer from that fund during a transition period that ended March 14, 2009.  After March 14, 2009, directors and officers were no longer allowed to make transfers from the Bancorp Stock Fund and any distributions will be made in whole shares of Bancorp’s common stock to the extent of the benchmark investment election in the Bancorp Stock Fund.

The Deferred Compensation Plan was included as part of Exhibit 10.1 to the Bancorp’s Form S-8 Registration Statement (File No. 333-146388) filed with the SEC on September 28, 2007.

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Board of Directors and Committees – Director Independence” in the Bancorp’s Proxy Statement dated March 11, 2010 prepared for the Annual Meeting of Shareholders to be held April 27, 2010.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the caption “Independent Auditors” in the Bancorp’s Proxy Statement dated March 11, 2010 prepared for the Annual Meeting of Shareholders to be held April 27, 2010.

ITEM 15.  Exhibits, Financial Statement Schedules.
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

Exhibit Number
2.1
Stock Purchase Agreement, dated March 18, 2005, by and between Washington Trust Bancorp, Inc., Weston Financial Group, Inc., and the shareholders of Weston Financial Group, Inc. – Filed as Exhibit No. 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on March 22, 2005. (1)

2.2
Amendment to Stock Purchase Agreement, dated December 24, 2008, by and between Washington Trust Bancorp, Inc., Weston Financial Group, Inc., and the shareholders of Weston Financial Group, Inc. – Filed as Exhibit 2.2 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2008. (1)

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
10.6
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

10.13	Compensatory agreement with Galan G. Daukas, dated July 28, 2005 – Filed as Exhibit 10.1 to the Bancorp’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2005. (1) (2)
10.14
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

10.15
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as exhibit 10.2 to the Bancorp’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.16
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
10.21
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

10.26
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 25, 2006. (1) (2)

10.27
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

10.30	Wealth Management Business Building Incentive Plan – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended March 31, 2007. (1) (2)
10.31
Amended and Restated Supplemental Pension Benefit and Profit Sharing Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2007. (1) (2)

10.32
Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2007. (1)(2)

10.33	Form of Executive Severance Agreement – Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2007. (1)(2)
10.34
Amended and Restated Declaration of Trust of Washington Preferred Capital Trust dated April 7, 2008, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as sponsor, and the Administrators listed therein – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.35
Indenture dated as of April 7, 2008, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.36
Guarantee Agreement dated April 7, 2008, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.37
Certificate Evidencing Floating Rate Capital Securities of Washington Preferred Capital Trust dated April 7, 2008 – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.38
Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated April 7, 2008 – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

Exhibit Number
10.39
Form of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees)  – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended June 30, 2008. (1) (2)

10.40
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended September 30, 2008. (1) (2)

10.41
Share Purchase Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 2, 2008. (1)

10.42
Registration Rights Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 2, 2008. (1)

10.43	Annual Performance Plan, dated December 31, 2008 – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2008. (1) (2)
10.44
Amendment to the Registrant’s Wealth Management Business Building Incentive Plan, dated January 1, 2009 – Filed as Exhibit 10.51 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2008. (1) (2)

10.45	2003 Stock Incentive Plan as Amended and Restated - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2009. (1) (2)
10.46	Form of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32991) for the quarterly period ended June 30, 2009. (1) (2)
10.47	Compensatory agreement with Joseph J. MarcAurele, dated July 16, 2009 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 24, 2009. (1) (2)
10.48
Change in Control Agreement with Joseph J. MarcAurele, dated September 21, 2009 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32991) for the quarterly period ended September 30, 2009. (1) (2)

21.1	Subsidiaries of the Registrant – Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2008. (1)
23.1	Consent of Independent Accountants – Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (3)

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: March 1, 2010	By	/s/ John C. Warren
John C. Warren
Chairman, Chief Executive Officer and Director (principal executive officer)

Date: March 1, 2010	By	/s/ David V. Devault
David V. Devault Executive Vice President,
Chief Financial Officer and Secretary
(principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1, 2010	/s/ Gary P. Bennett
Gary P. Bennett, Director

Date: March 1, 2010	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date: March 1, 2010	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date: March 1, 2010	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date: March 1, 2010	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date: March 1, 2010	/s/ Edward M. Mazze
Edward M. Mazze, Director

Date: March 1, 2010	/s/ Kathleen McKeough
Kathleen McKeough, Director

Date: March 1, 2010	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date: March 1, 2010	/s/ H. Douglas Randall III
H. Douglas Randall, III, Director

Date: March 1, 2010	/s/ Patrick J. Shanahan, Jr.
Patrick J. Shanahan, Jr., Director

Date: March 1, 2010	/s/ Neil H. Thorp
Neil H. Thorp, Director

Date: March 1, 2010	/s/ John F. Treanor
John F. Treanor, Director

Date: March 1, 2010	/s/ John C. Warren
John C. Warren, Director