Form 10-Q
period 2010-03-31
WASHINGTON TRUST BANCORP INC
filed 2010-05-06
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2010 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐Yes          ☒ No

The number of shares of common stock of the registrant outstanding as of May 3, 2010 was 16,112,923.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended March 31, 2010

Page
Number

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
March 31, 2010 and December 31, 2009	3

Consolidated Statements of Income
Three Months Ended March 31, 2010 and 2009	4

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2010 and 2009	5

Condensed Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures About Market Risk	52

Item 4. Controls and Procedures	52

PART II. Other Information

Item 1. Legal Proceedings	52

Item 1A. Risk Factors	53

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	53

Item 6. Exhibits	53

Signatures	54

Exhibit 10.2 Terms of Form of Deferred Stock Unit Award Agreement, dated January 20, 2010

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	(Dollars in thousands,
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	except par value)

CONSOLIDATED BALANCE SHEETS (unaudited)
	March 31,	December 31,
	2010	2009
Assets:
Cash and noninterest-bearing balances due from banks	$24,284	$38,167
Interest-bearing balances due from banks	5,817	13,686
Other short-term investments	4,676	5,407
Mortgage loans held for sale	4,658	9,909
Securities available for sale, at fair value;
amortized cost $700,016 in 2010 and $677,676 in 2009	716,964	691,484
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	998,759	984,550
Residential real estate	609,058	605,575
Consumer	329,707	329,543
Total loans	1,937,524	1,919,668
Less allowance for loan losses	27,711	27,400
Net loans	1,909,813	1,892,268
Premises and equipment, net	27,365	27,524
Accrued interest receivable	9,628	9,137
Investment in bank-owned life insurance	45,396	44,957
Goodwill	58,114	58,114
Identifiable intangible assets, net	8,652	8,943
Property acquired through foreclosure or repossession, net	1,974	1,974
Other assets	37,076	40,895
Total assets	$2,896,425	$2,884,473

Liabilities:
Deposits:
Demand deposits	$204,317	$194,046
NOW accounts	196,905	202,367
Money market accounts	397,896	403,333
Savings accounts	202,236	191,580
Time deposits	959,834	931,684
Total deposits	1,961,188	1,923,010
Dividends payable	3,405	3,369
Federal Home Loan Bank advances	577,965	607,328
Junior subordinated debentures	32,991	32,991
Other borrowings	20,803	21,501
Accrued expenses and other liabilities	40,544	41,328
Total liabilities	2,636,896	2,629,527

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,079,116 shares in 2010 and 16,061,748 shares in 2009	1,005	1,004
Paid-in capital	82,798	82,592
Retained earnings	170,296	168,514
Accumulated other comprehensive income	5,430	3,337
Treasury stock, at cost; 19,185 in 2009	–	(501)
Total shareholders’ equity	259,529	254,946
Total liabilities and shareholders’ equity	$2,896,425	$2,884,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

	Three months ended March 31,	2010	2009
	Interest income:
	Interest and fees on loans	$23,968	$24,139
Interest on securities:	Taxable	6,051	8,449
	Nontaxable	769	780
	Dividends on corporate stock and Federal Home Loan Bank stock	55	72
	Other interest income	21	17
	Total interest income	30,864	33,457
	Interest expense:
	Deposits	5,769	9,547
	Federal Home Loan Bank advances	6,219	7,227
	Junior subordinated debentures	630	479
	Other interest expense	242	245
	Total interest expense	12,860	17,498
	Net interest income	18,004	15,959
	Provision for loan losses	1,500	1,700
	Net interest income after provision for loan losses	16,504	14,259
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	5,017	4,122
	Mutual fund fees	1,110	915
	Financial planning, commissions and other service fees	179	376
	Wealth management services	6,306	5,413
	Service charges on deposit accounts	1,153	1,113
	Merchant processing fees	1,606	1,349
	Income from bank-owned life insurance	439	444
	Net gains on loan sales and commissions on loans originated for others	560	1,044
	Net realized gains on securities	–	57
	Net gains on interest rate swap contracts	68	60
	Other income	313	419
	Noninterest income, excluding other-than-temporary impairment loses	10,445	9,899
	Total other-than-temporary impairment losses on securities	(1,262)	(4,244)
	Portion of loss recognized in other comprehensive income (before taxes)	1,199	2,253
	Net impairment losses recognized in earnings	(63)	(1,991)
	Total noninterest income	10,382	7,908
	Noninterest expense:
	Salaries and employee benefits	11,501	10,475
	Net occupancy	1,224	1,226
	Equipment	997	975
	Merchant processing costs	1,357	1,143
	FDIC deposit insurance costs	794	651
	Outsourced services	755	786
	Legal, audit and professional fees	518	675
	Advertising and promotion	364	301
	Amortization of intangibles	291	308
	Other expenses	1,791	1,850
	Total noninterest expense	19,592	18,390
	Income before income taxes	7,294	3,777
	Income tax expense	2,122	1,107
	Net income	$5,172	$2,670
	Weighted average shares outstanding – basic	16,057.7	15,942.7
	Weighted average shares outstanding – diluted	16,101.5	15,997.8
Per share information:	Basic earnings per common share	$0.32	$0.17
	Diluted earnings per common share	$0.32	$0.17
Cash dividends declared per share	$0.21	$0.21

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,	2010	2009
	Cash flows from operating activities:
	Net income	$5,172	$2,670
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,500	1,700
	Depreciation of premises and equipment	772	790
	Net amortization of premium and discount	102	127
	Net amortization of intangibles	291	308
	Share-based compensation	177	215
	Earnings from bank-owned life insurance	(439)	(444)
	Net gains on loan sales and commissions on loans originated for others	(560)	(1,044)
	Net realized gains on securities	–	(57)
	Net impairment losses recognized in earnings	63	1,991
	Net gains on interest rate swap contracts	(68)	(60)
	Proceeds from sales of loans	36,113	72,820
	Loans originated for sale	(30,336)	(76,436)
	(Increase) decrease in accrued interest receivable, excluding purchased interest	(492)	579
	Decrease in other assets	2,811	1,042
	Decrease in accrued expenses and other liabilities	(708)	(3,098)
	Other, net	(2)	1
	Net cash provided by operating activities	14,396	1,104
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(44,479)	–
	Other investment securities available for sale	(15,000)	(204)
Proceeds from sale of:	Other investment securities available for sale	711	590
Maturities and principal payments of:	Mortgage-backed securities available for sale	36,184	35,633
	Net increase in loans	(18,887)	(25,220)
	Purchases of loans, including purchased interest	(75)	(2,721)
	Proceeds from the sale of property acquired through foreclosure or repossession	–	222
	Purchases of premises and equipment	(613)	(448)
	Payment of deferred acquisition obligation	–	(2,509)
	Net cash (used in) provided by investing activities	(42,159)	5,343
	Cash flows from financing activities:
	Net increase in deposits	38,178	93,456
	Net decrease in other borrowings, excluding deferred acquisition obligation	(698)	(3,301)
	Proceeds from Federal Home Loan Bank advances	15,000	91,669
	Repayment of Federal Home Loan Bank advances	(44,360)	(198,148)
	Issuance of treasury stock, including deferred compensation plan activity	35	19
	Net proceeds from the issuance of common stock under dividend reinvestment plan	256	274
	Net proceeds from the exercise of stock options and issuance of other
	compensation-related equity instruments	214	2
	Tax benefit from stock option exercises and issuance of other
	compensation-related equity instruments	24	–
	Cash dividends paid	(3,369)	(3,351)
	Net cash provided by (used in) financing activities	5,280	(19,380)
	Net decrease in cash and cash equivalents	(22,483)	(12,933)
	Cash and cash equivalents at beginning of period	57,260	58,190
	Cash and cash equivalents at end of period	$34,777	$45,257

Noncash Investing and Financing Activities:	Loans charged off	$1,275	$1,026
	Reclassification of other-than-temporary impairment
	charge effective January 1, 2009	–	1,859
Supplemental Disclosures:	Interest payments	12,064	17,048
	Income tax payments	3	583

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of March 31, 2010 and December 31, 2009, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.  The Corporation has evaluated subsequent events through the filing date of this quarterly report.

(2) Recently Issued Accounting Pronouncements
Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” incorporates former SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” which was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010.  These pending provisions of ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to the transferred financial assets.  Among other things, the concept of a “qualifying special-purpose entity” is eliminated under these pending provisions of ASC 860, which also changes the requirements for derecognizing financial assets and requires additional disclosures.  The adoption of these provisions of ASC 260 did not have a material impact on its consolidated financial statements.

ASC 810, “Consolidations,” incorporates former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which was issued in June 2009 and will be effective for interim and annual periods beginning after January 1, 2010.  These provisions of ASC 810 revise former FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” and change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. Consolidation of variable interest entities would be based on the target entity’s purpose and design as well as the reporting entity’s ability to direct the target’s activities, among other criteria.  The adoption of these provisions of ASC 810 did not have an impact on its consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update No. 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) was issued in January 2010 to update ASC 820 “Fair Value Measurements and Disclosures”.  ASU 2010-06 requires new disclosures (1) for significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers and (2) in the reconciliation of Level 3 presenting sales, issuances and settlements gross rather than one net number.  ASU 2010-06 also requires clarification of existing disclosures requiring (1) measurement disclosures for each “class” of assets and liabilities (a class being a subset of assets and liabilities within one line item in the statement of financial position) using judgment in determining the appropriate classes and (2) disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3.  The new disclosures and clarifications of existing disclosures were effective for interim and reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity Level 3 which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  See Note 10 for the Corporation’s Fair Value Measurements disclosure.

(3) Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  No market exists for shares of the FHLBB and therefore, they are carried at par value.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.  In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of March 31, 2010.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired.  If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.  The Corporation will continue to monitor its investment in FHLBB stock.

(4) Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security at March 31, 2010 and December 31, 2009 were as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
March 31, 2010	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$56,575	$3,586	$(66)	$60,095
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	511,242	22,078	(367)	532,953
States and political subdivisions	79,469	2,120	(215)	81,374
Trust preferred securities:
Individual name issuers	30,572	−	(8,418)	22,154
Collateralized debt obligations	4,876	−	(3,722)	1,154
Corporate bonds	13,270	1,486	−	14,756
Common stocks	658	156	−	814
Perpetual preferred stocks	3,354	438	(128)	3,664
Total securities available for sale	$700,016	$29,864	$(12,916)	$716,964

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$41,565	$3,675	$ −	$45,240
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	503,115	20,808	(477)	523,446
States and political subdivisions	80,183	2,093	(214)	82,062
Trust preferred securities:
Individual name issuers	30,563	−	(9,977)	20,586
Collateralized debt obligations	4,966	−	(3,901)	1,065
Corporate bonds	13,272	1,434	−	14,706
Common stocks	658	111	−	769
Perpetual preferred stocks	3,354	396	(140)	3,610
Total securities available for sale	$677,676	$28,517	$(14,709)	$691,484

(1) Net of other-than-temporary impairment losses recognized in earnings.

Securities available for sale with a fair value of $543 million and $558 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain public deposits at March 31, 2010 and December 31, 2009, respectively.  (See Note 7 to the Consolidated Financial Statements for additional discussion of FHLBB borrowings).  In addition, securities available for sale with a fair value of $21.5 million and $22.2 million were pledged for potential use at the Federal Reserve Bank discount window at March 31, 2010 and December 31, 2009, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $6.8 million and $7.2 million were designated in rabbi trusts for nonqualified retirement plans at March 31, 2010 and December 31, 2009, respectively.  Securities available for sale with a fair value of $2.6 million were pledged as collateral to secure certain interest rate swap agreements at both March 31, 2010 and December 31, 2009.

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at March 31, 2010 and 2009 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)

Three months ended March 31,	2010	2009
Balance at beginning of period	$2,496	$–
Credit-related impairment loss on debt securities for which an
other-than-temporary impairment was not previously recognized	–	1,350
Additional increases to the amount of credit-related impairment loss on debt securities
for which an other-than-temporary impairment was previously recognized	63	–
Balance at end of period	$2,559	$1,350

During the three months ended March 31, 2010 and 2009, credit-related impairment losses of $63 thousand and $1.35 million, respectively, were recognized in earnings on pooled trust preferred debt securities not expected to be sold.  The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.  All cash flow estimates were based on the underlying security’s tranche structure and contractual rate and maturity terms.  The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche.  This ratio was then multiplied by the principal balance of

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

The following table summarizes temporarily impaired securities as of March 31, 2010, segregated by length of time the securities have been in a continuous unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At March 31, 2010	#	Value	Losses	#	Value	Losses	#	Value	Losses
Obligations of U.S. government-
sponsored enterprises	2	$14,934	$66	–	–	–	2	$14,934	$66
Mortgage-backed securities
issued by U.S. government agencies and U.S. government-sponsored enterprises	3	44,146	194	14	34,343	173	17	78,489	367
States and
political subdivisions	1	1,018	8	4	3,095	207	5	4,113	215
Trust preferred securities:
Individual name issuers	–	–	–	11	22,154	8,418	11	22,154	8,418
Collateralized debt obligations	–	–	–	2	1,154	3,722	2	1,154	3,722
Subtotal, debt securities	6	60,098	268	31	60,746	12,520	37	120,844	12,788
Perpetual preferred stocks	–	–	–	4	1,373	128	4	1,373	128
Total temporarily
impaired securities	6	$60,098	$268	35	$62,119	$12,648	41	$122,217	$12,916

The following table summarizes temporarily impaired securities as of December 31, 2009, segregated by length of time the securities have been in a continuous unrealized loss position.

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
The unrealized losses on mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises amounted to $367 thousand at March 31, 2010 and were attributable to a combination of factors, including relative changes in interest rates since the time of purchase and decreased liquidity for investment securities in general.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises.  Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Debt securities issued by states and political subdivisions:
The unrealized losses on debt securities issued by states and political subdivisions amounted to $215 thousand at March 31, 2010.  The unrealized losses on state and municipal holdings included in this analysis are attributable to a combination of factors, including a general decrease in liquidity and an increase in risk premiums for credit-sensitive securities since the time of purchase.  Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Trust preferred debt securities of individual name issuers:
Included in debt securities in an unrealized loss position at March 31, 2010 were 11 trust preferred security holdings issued by seven individual name companies (reflecting, where applicable, the impact of mergers and acquisitions of issuers subsequent to original purchase) in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $8.4 million at March 31, 2010.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about recent and potential future losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of March 31, 2010, trust preferred debt securities with a carrying value of $8.1 million and unrealized losses of $3.7 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this quarterly report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Trust preferred debt securities in the form of collateralized debt obligations:
At March 31, 2010, Washington Trust had two pooled trust preferred holdings in the form of collateralized debt obligations with unrealized losses of $3.7 million.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about recent and potential future losses in the financial services industry related to subprime lending and other credit related exposure, and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These

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

In the first quarter of 2009, an adverse change occurred in the expected cash flows for one of the trust preferred collateralized debt obligation securities indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of this security.  In the first quarter of 2009, the Corporation recognized a $1.4 million credit-related impairment loss in earnings for this trust preferred collateralized debt security, with a commensurate adjustment to reduce the amortized cost of this security.  This security was downgraded to a below investment grade rating of “Caa3” by Moody’s Investors Service Inc. (“Moody’s”) on March 27, 2009 and was placed on nonaccrual status as of March 31, 2009.  On October 30, 2009, Moody’s downgraded this security to a rating of “Ca.”  This credit rating status was considered by management in its assessment of the impairment status of this security.  Through the filing date of this report, there have been no further rating changes on this security. The Corporation has continued to monitor the deferral and default status of the underlying issuer institutions and has noted that in April 2010, this investment security began deferring a portion of interest payments. The current analysis of the expected cash flows for this security did not result in further credit-related impairment loss.

During the fourth quarter of 2008, the Corporation’s other trust preferred collateralized debt obligation security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.9 million.  This investment security was also placed on nonaccrual status as of December 31, 2008.  In connection with the first quarter 2009 early adoption of the provisions of ASC 320, “Investments – Debt and Equity Securities” and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified the noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.2 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by $1.9 million, the amount of the cumulative effect adjustment before taxes.  This security was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status was considered by management in its assessment of the impairment status of this security.  During the third quarter of 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized a $467 thousand credit-related impairment loss in earnings, with a commensurate adjustment to reduce the amortized cost of this security in the third quarter of 2009.  The analysis of the expected cash flows for this security as of December 31, 2009 resulted in an additional credit-related impairment loss of $679 thousand being recognized in earnings in the fourth quarter of 2009.  The analysis of the expected cash flows for this security as of March 31, 2010 resulted in an additional credit-related impairment loss of $63 thousand being recognized in earnings in the first quarter of 2010.

Based on information available through the filing date of this report, there have been no further adverse changes in the deferral or default status of the underlying issuer institutions within either of these trust preferred collateralized debt obligations.  Based on cash flow forecasts for these securities, management expects to recover the remaining amortized cost of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider the unrealized losses on these investments to be other-than-temporary at March 31, 2010.

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

As of March 31, 2010, the Corporation had four perpetual preferred stock holdings of financial and utility companies with a total fair value of $1.4 million and unrealized losses of $128 thousand, or 8% of their aggregate cost.  Causes of conditions whereby the fair value of equity securities is less than cost include the timing of purchases and changes in valuation specific to individual industries or issuers.  The relationship between the level of market interest rates and the dividend rates paid on individual equity securities may also be a contributing factor.  Based on its assessment of these market conditions, management believes that the decline in fair value of its perpetual preferred equity securities was not a function of the financial condition and operating outlook of the issuers but, rather, reflects investor concerns about recent losses in the financial services industry related to subprime lending and other credit related exposure.  These concerns resulted in greater volatility in market prices for perpetual preferred stocks in this market sector.  Management evaluated the near-term prospects of the issuers in relation to the severity and duration of the impairment.  Based on that analysis, management expects to recover the entire cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis. Therefore, management does not consider these perpetual preferred equity securities to be other-than-temporarily impaired at March 31, 2010.

(5) Loans
The following is a summary of loans:
(Dollars in thousands)	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$493,102	25%	$496,996	26%
Construction and development (2)	77,787	4%	72,293	4%
Other (3)	427,870	23%	415,261	21%
Total commercial	998,759	52%	984,550	51%
Residential real estate:
Mortgages (4)	597,481	30%	593,981	31%
Homeowner construction	11,577	1%	11,594	1%
Total residential real estate	609,058	31%	605,575	32%
Consumer:
Home equity lines (5)	213,841	11%	209,801	11%
Home equity loans (5)	59,390	3%	62,430	3%
Other (6)	56,476	3%	57,312	3%
Total consumer	329,707	17%	329,543	17%
Total loans (7)	$1,937,524	100%	$1,919,668	100%

(1)	Amortizing mortgages and lines of credit, primarily secured by income producing property. $133 million of these loans at March 31, 2010 were pledged as collateral for FHLBB borrowings (see Note 7).
(2)	Loans for construction of residential and commercial properties and for land development.
(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. At March 31, 2010, $39 million of these loans were pledged as collateral for FHLBB borrowings and $71 million of these loans were collateralized for the discount window at the Federal Reserve Bank (see Note 7).

(4)	A substantial portion of these loans is used as qualified collateral for FHLBB borrowings (see Note 7 for additional discussion of FHLBB borrowings).
(5)	A significant portion of these loans was pledged as collateral for FHLBB borrowings (see Note 7).
(6)	Fixed rate consumer installment loans.
(7)
Net of unamortized loan origination costs, net of fees, totaling $211 thousand and $103 thousand at March 31, 2010 and December 31, 2009, respectively.  Also includes $107 thousand and $140 thousand of net discounts on purchased loans at March 31, 2009 and December 31, 2009, respectively.

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

(Dollars in thousands)	March 31, 2010	December 31, 2009
Nonaccrual commercial loans, excluding troubled debt restructured loans:
Commercial mortgages	$6,695	$11,588
Other commercial	7,978	8,847
Total nonaccrual commercial loans, excluding troubled debt restructured loans	14,673	20,435
Nonaccrual troubled debt restructured loans:
Commercial mortgages	2,238	–
Other commercial	247	228
Residential real estate mortgages	887	336
Consumer	44	45
Nonaccrual troubled debt restructured loans	3,416	609
Accruing troubled debt restructured loans:
Commercial mortgages	5,813	5,566
Other commercial	1,217	540
Residential real estate mortgages	2,622	2,736
Consumer	1,398	858
Accruing troubled debt restructured loans	11,050	9,700
Total troubled debt restructured loans	14,466	10,309
Other:
Nonaccrual residential real estate mortgages	1,168	772
Accruing consumer	76	38
Total other	1,244	810
Total recorded investment in impaired loans	$30,383	$31,554

(Dollars in thousands)	March 31, 2010	December 31, 2009
Impaired loans requiring an allowance	$19,663	$19,480
Impaired loans not requiring an allowance	10,720	12,074
Total recorded investment in impaired loans	$30,383	$31,554
Loss allocation on impaired loans	$2,289	$2,459

(Dollars in thousands)

Three months ended March 31,	2010	2009
Average recorded investment in impaired loans	$31,602	$10,097
Interest income recognized on impaired loans	$347	$54

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)

Three months ended March 31,	2010	2009
Balance at beginning of period	$27,400	$23,725
Charge-offs:
Commercial:
Mortgages	(493)	(461)
Construction and development	–	–
Other	(535)	(441)
Residential:
Mortgages	(171)	(32)
Homeowner construction	–	–
Consumer	(76)	(92)
Total charge-offs	(1,275)	(1,026)
Recoveries:
Commercial:
Mortgages	2	–
Construction and development	–	–
Other	27	92
Residential:
Mortgages	50	–
Homeowner construction	–	–
Consumer	7	7
Total recoveries	86	99
Net charge-offs	(1,189)	(927)
Provision charged to expense	1,500	1,700
Balance at end of period	$27,711	$24,498

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $578 million at March 31, 2010 and $607 million at December 31, 2009.

In connection with the Corporation’s ongoing interest rate risk management efforts, in January 2010, the Corporation modified the terms to extend the maturity dates of $50 million of its FHLBB advances with original maturity dates in 2011 and 2012.  In April 2010, the Corporation modified the terms to extend the maturity dates of an additional $38.5 million of its FHLBB advances with original maturity dated in 2010 and 2011.  The following table presents maturities and weighted average interest rates paid on FHLBB advances outstanding at March 31, 2010 on a pro forma basis reflecting the April 2010 modification:

(Dollars in thousands)
	Scheduled	Redeemed at	Weighted
	Maturity	Call Date (1)	Average Rate (2)
April 1, 2010 through December 31, 2010	$91,743	$104,743	4.34%
2011	95,039	87,039	3.71%
2012	117,365	117,365	4.31%
2013	123,534	118,534	4.10%
2014	63,562	63,562	4.04%
2015	22,810	22,810	4.32%
2016 and after	63,912	63,912	5.07%
Balance at March 31, 2010	$577,965	$577,965

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at March 31, 2010.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at March 31, 2010.  Included in the collateral were securities available for sale with a fair value of $347 million and $370 million that were specifically pledged to secure FHLBB borrowings at March 31, 2010 and December 31, 2009, respectively.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

(8) Shareholders’ Equity
2006 Stock Repurchase Plan
The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  There is no set expiration date for this repurchase plan.  The Corporation plans to hold the repurchased shares as treasury stock to be used for general corporate purposes.  As of March 31, 2010, a cumulative total of 185,400 shares have been repurchased.  These shares of stock were repurchased in 2007 at a total cost of $4.8 million.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Regulatory Capital Requirements:
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at March 31, 2010 and December 31, 2009, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of March 31, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$247,216	12.50%	$158,226	8.00%	$197,783	10.00%
Bank	$245,201	12.41%	$158,079	8.00%	$197,599	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$222,243	11.24%	$79,113	4.00%	$118,670	6.00%
Bank	$220,251	11.15%	$79,040	4.00%	$118,559	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$222,243	7.89%	$112,622	4.00%	$140,778	5.00%
Bank	$220,251	7.83%	$112,515	4.00%	$140,643	5.00%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):	$244,382	12.40%	$157,615	8.00%	$197,019	10.00%
Corporation	$242,536	12.32%	$157,470	8.00%	$196,838	10.00%
Bank
Tier 1 Capital (to Risk-Weighted Assets):	$219,552	11.14%	$78,808	4.00%	$118,212	6.00%
Corporation	$217,729	11.06%	$78,735	4.00%	$112,103	6.00%
Bank
Tier 1 Capital (to Average Assets): (1)	$219,552	7.82%	$112,269	4.00%	$140,336	5.00%
Corporation	$217,729	7.76%	$112,165	4.00%	$140,206	5.00%
Bank

(1) Leverage ratio

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	March 31, 2010	December 31, 2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$153,147	$186,943
Home equity lines	185,458	185,892
Other loans	22,670	25,691
Standby letters of credit	9,194	8,712
Equity commitment to an affordable housing partnership	690	690
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	12,533	15,898
Commitments to sell fixed rate mortgage loans	17,188	25,791
Customer related derivative contracts:
Interest rate swaps with customers	60,656	53,725
Mirror swaps with counterparties	60,656	53,725
Interest rate risk management contract:
Interest rate swap	–	10,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At March 31, 2010 and December 31, 2009, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.2 million and $8.7 million, respectively.  At March 31, 2010 and December 31, 2009, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three months ended March 31, 2010 and 2009 was insignificant.

At March 31, 2010, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

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

As of December 31, 2009, the Bancorp had an interest rate swap contract to hedge the interest rate risk associated with $10 million of the variable rate junior subordinated debentures.  The interest rate swap contract had a notional amount of $10 million and matured in 2013.  In March 2010, the Corporation terminated this interest rate swap contract and expects to execute a new interest rate swap contract in the second quarter of 2010.

The Bank has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At March 31, 2010 and December 31, 2009, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $60.7 million and $53.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated.

(Dollars in thousands)		Asset Derivatives		Liability Derivatives
	Balance Sheet	Mar. 31, 2010	Dec. 31, 2009	Balance Sheet	Mar. 31, 2010	Dec. 31, 2009
	Location	Fair Value	Fair Value	Location	Fair Value	Fair Value
Derivatives designated as cash flow hedging instruments:
Interest rate risk management contract:
				Accrued expenses
Interest rate swap		$–	$–	& other liabilities	$–	$434

Derivatives not designated as hedging instruments under SFAS No. 133:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	36	22	Accrued expenses & other liabilities	45	180
Commitments to sell fixed rate mortgage loans	Other assets	61	342	Accrued expenses & other liabilities	43	31
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	2,382	1,704		–	–
Mirror swaps with counterparties		–	–	Accrued expenses & other liabilities	2,394	1,691
Total		$2,479	$2,068		$2,482	$2,336

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of derivative instruments in the Corporation’s Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated.

(Dollars in thousands)			Location of Gain
	Gain (Loss)		(Loss) Recognized in
	Recognized in Other		Income on Derivative	Gain (Loss) Recognized
	Comprehensive		(Ineffective Portion	in Income
	Income		and Amount	on Derivative
	(Effective Portion)		Excluded from	(Ineffective Portion)
Three months ended March 31,	2010	2009	Effectiveness Testing)	2010	2009
Derivatives in cash flow hedging relationships:
Interest rate risk management contract:
Interest rate swap	$7	$ –	Interest Expense	$(78)	$ –
Total	$7	$ –		$(78)	$ –

(Dollars in thousands)		Amount of Gain (Loss)
	Location of Gain	Recognized in Income
	(Loss) Recognized in	on Derivative
Three months ended March 31,	Income on Derivative	2010	2009
Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$149	$(81)
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	(293)	(2)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	1,107	127
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(1,039)	(75)
Interest rate risk management contract:
Interest rate swap	Net gains (losses) on interest rate swaps	–	8
Total		$(76)	$(23)

(10) Fair Value Measurements
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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of March 31, 2010 and December 31, 2009, Level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of March 31, 2010, the Corporation concluded that there has been a significant decrease in the volume and level of activity for its Level 3 pooled trust preferred debt securities and, therefore, quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

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

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
March 31, 2010	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$–	$60,095	$–	$60,095
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	532,953	–	532,953
States and political subdivisions	–	81,374	–	81,374
Trust preferred securities:
Individual name issuers	–	22,154	–	22,154
Collateralized debt obligations	–	–	1,154	1,154
Corporate bonds	–	14,756	–	14,756
Common stocks	814	–	–	814
Perpetual preferred stocks	3,249	415	–	3,664
Derivative assets (1)
Interest rate swap contracts with customers	–	2,382	–	2,382
Forward loan commitments	–	–	97	97
Total assets at fair value on a recurring basis	$4,063	$714,129	$1,251	$719,443
Liabilities:
Derivative liabilities (1)
Mirror swaps with counterparties	$–	$2,394	$–	$2,394
Forward loan commitments	–	–	88	88
Total liabilities at fair value on a recurring basis	$–	$2,394	$88	$2,482

(1)	Derivative assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
December 31, 2009	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$–	$45,240	$–	$45,240
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	523,446	–	523,446
States and political subdivisions	–	82,062	–	82,062
Trust preferred securities:
Individual name issuers	–	20,586	–	20,586
Collateralized debt obligations	–	–	1,065	1,065
Corporate bonds	–	14,706	–	14,706
Common stocks	769	–	–	769
Perpetual preferred stocks	3,183	427	–	3,610
Derivative assets (1)
Interest rate swap contracts with customers	–	1,704	–	1,704
Forward loan commitments	–	–	364	364
Total assets at fair value on a recurring basis	$3,952	$688,171	$1,429	$693,552
Liabilities:
Derivative liabilities (1)
Mirror swaps with counterparties	$–	$1,691	$–	$1,691
Interest rate risk management contract	–	434	–	434
Forward loan commitments	–	–	211	211
Total liabilities at fair value on a recurring basis	$–	$2,125	$211	$2,336

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, Level 2 and Level 3 during the first quarters of 2010 and 2009.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Three months ended:	March 31, 2010			March 31, 2009
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities) (2)	Total	for Sale (1)	(Liabilities) (2)	Total
Balance at beginning of period	$1,065	$153	$1,218	$1,940	$(37)	$1,903
Gains and losses (realized and unrealized):
Included in earnings (3)	(63)	(144)	(207)	(1,350)	(83)	(1,433)
Included in other comprehensive income	152	–	152	1,338	–	1,338
Purchases, issuances and settlements (net)	–	–	–	–	15	15
Transfers into Level 3	–	–	–	–	–	–
Transfers out of Level 3	–	–	–	–	–	–
Balance at end of period	$1,154	$9	$1,163	$1,928	$(105)	$1,823

(1)
During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations. These two securities were transferred into Level 3 as of June 30, 2008 due the lack of observable market data as a result of a decrease in market activity.

(2)	During the periods indicated, Level 3 derivative assets / liabilities consisted of interest rate lock commitments written for our residential mortgage loans that we intend to sell.
(3)
Losses included in earnings for Level 3 securities available for sale consisted for credit-related impairment losses on two Level 3 pooled trust preferred debt securities.  Credit-related impairment loss of $63 thousand and

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

$1.35 million were recognized during the three months ended March 31, 2010 and 2009, respectively.  The losses included in earnings for Level 3 derivative assets and liabilities were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2010.

(Dollars in thousands)	Carrying Value at March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$1,548	$1,146	$2,694
Total assets at fair value on a nonrecurring basis	$–	$1,548	$1,146	$2,694

During the three months ended March 31, 2010, certain collateral dependent impaired loans were written down to their fair value resulting in an increase in the valuation allowance of $701 thousand.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2009.

(Dollars in thousands)	Carrying Value at March 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$541	$2,958	$3,499
Loan servicing rights	–	–	400	400
Total assets at fair value on a nonrecurring basis	$–	$541	$3,358	$3,899

During the three months ended March 31, 2009, certain collateral dependent impaired loans were written down to their fair value resulting in an increase in the valuation allowance of $1.5 million.

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The following table presents the fair values of financial instruments:

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$34,777	$34,777	$57,260	$57,260
Mortgage loans held for sale	4,658	4,718	9,909	10,107
Securities available for sale	716,964	716,964	691,484	691,484
FHLBB stock	42,008	42,008	42,008	42,008
Loans, net of allowance for loan losses	1,909,813	1,962,320	1,892,268	1,936,997
Accrued interest receivable	9,628	9,628	9,137	9,137
Bank-owned life insurance	45,396	45,396	44,957	44,957
Customer related interest rate swap contracts	2,382	2,382	1,704	1,704
Forward loan commitments (1)	97	97	364	364

Financial Liabilities:
Noninterest-bearing demand deposits	$204,317	$204,317	$194,046	$194,046
NOW accounts	196,905	196,905	202,367	202,367
Money market accounts	397,896	397,896	403,333	403,333
Savings accounts	202,236	202,236	191,580	191,580
Time deposits	959,834	972,518	931,684	941,090
FHLBB advances	577,965	611,274	607,328	638,269
Junior subordinated debentures	32,991	27,227	32,991	20,126
Securities sold under repurchase agreements	19,500	20,873	19,500	21,041
Other borrowings	1,303	1,303	2,001	2,001
Accrued interest payable	5,023	5,023	5,818	5,818
Customer related interest rate swap contracts	2,394	2,394	1,691	1,691
Interest rate risk management contract	–	–	434	434
Forward loan commitments (1)	88	88	211	211

(1) Interest rate lock commitments written for our residential mortgage loans that we intend to sell.

(11) Defined Benefit Pension Plans

For the three months ended March 31, 2010 and 2009, the composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Three months ended March 31,	2010	2009	2010	2009
Service cost	$584	$593	$23	$27
Interest cost	627	573	129	141
Expected return on plan assets	(630)	(613)	-	-
Amortization of transition asset	–	–	-	-
Amortization of prior service cost	(8)	(8)	2	7
Recognized net actuarial loss	80	75	5	6
Curtailment loss	–	–	–	97
Net periodic benefit cost	$653	$620	$159	$278

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $2.0 million to its qualified pension plan and $676 thousand in benefit payments to its non-qualified retirement plans in 2010.  During the three months ended March 31, 2010, $86 thousand in benefit payments have been made to the non-qualified retirement plans.  The Corporation presently anticipates contributing $2.5 million to its qualified pension plan and $259 thousand in additional benefit payments to its non-qualified retirement plans throughout the remainder of 2010.

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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2010	2009	2010	2009	2010	2009	2010	2009
Net interest income (expense)	$18,030	$15,942	$(16)	$(14)	$(10)	$31	$18,004	$15,959
Noninterest income (expense)	3,671	3,838	6,306	5,413	405	(1,343)	10,382	7,908
Total income	21,701	19,780	6,290	5,399	395	(1,312)	28,386	23,867

Provision for loan losses	1,500	1,700	–	–	–	–	1,500	1,700
Depreciation and amortization expense	617	650	396	408	50	40	1,063	1,098
Other noninterest expenses	11,458	10,903	4,721	4,487	2,350	1,902	18,529	17,292
Total noninterest expenses	13,575	13,253	5,117	4,895	2,400	1,942	21,092	20,090
Income (loss) before income taxes	8,126	6,527	1,173	504	(2,005)	(3,254)	7,294	3,777
Income tax expense (benefit)	2,793	2,277	416	181	(1,087)	(1,351)	2,122	1,107
Net income (loss)	$5,333	$4,250	$757	$323	$(918)	$(1,903)	$5,172	$2,670

Total assets at period end	2,012,428	1,938,229	51,663	51,964	832,334	956,917	2,896,425	2,947,110
Expenditures for long-lived assets	320	333	47	61	246	54	613	448

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

(13) Comprehensive Income

(Dollars in thousands)

Three months ended March 31,	2010	2009
Net income	$5,172	$2,670
Unrealized holding gains on securities available for sale, net of income tax expense of $1,083 in 2010 and $2,201 in 2009	1,995	3,973
Noncredit-related losses on securities not expected to be sold, net of income tax benefit of $426 in 2010 and $803 in 2009	(773)	(1,450)
Unrealized losses on cash flow hedge derivative instruments, net of income tax benefit of $65 in 2010	(117)	–
Less reclassification adjustments:
Losses on securities, net of income tax benefit of $449 in 2010 and $689 in 2009	813	1,245
Gains (losses) on derivative instruments, net of income tax expense of $69 in 2010 and income tax benefit of $16 in 2009	124	(30)
Net periodic pension cost, net of income tax expense of $28 in 2010 and $29 in 2009	51	52
Total comprehensive income	$7,265	$6,460

(14) Earnings Per Common Share
Washington Trust utilizes the two-class method earnings allocation formula to determine earnings per share of each class of stock according to dividends and participation rights in undistributed earnings.  Share based payments that entitle holders to receive nonforfeitable dividends before vesting are considered participating securities and included in earnings allocation for computing basic earnings per share under this method.  Undistributed income is allocated to common shareholders and participating securities under the two-class method based upon the proportion of each to the total weighted average shares available.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)

Three months ended March 31,		2010	2009
Net income		$5,172	$2,670
Less:	Dividends and undistributed earnings allocated to participating securities	(11)	(11)
Net income applicable to common shareholders		$5,161	$2,659

Weighted average basic common shares		16,057.7	15,942.7

Dilutive effect of:	Options	6.2	6.2
	Other	37.6	48.9
Weighted average diluted common shares		16,101.5	15,997.8
Earnings per common share:
Basic		$0.32	$0.17
Diluted		$0.32	$0.17

Weighted average stock options outstanding, not included in common stock equivalents above because they were anti-dilutive, totaled 807 thousand and 888 thousand for the three months ended March 31, 2010 and 2009, respectively.

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

Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines, and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation considers the following to be its critical accounting policies: allowance for loan losses, accounting for acquisitions and review of goodwill and intangible assets for impairment, and other-than-temporary impairment of investment securities.  There have been no significant changes in the Corporation’s critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Our financial results are affected by interest rate volatility, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  Since the latter part of 2008, market and economic conditions have been severely impacted by deterioration in credit conditions as well as illiquidity with respect to various parts of the financial markets and elevated levels of volatility.  Concerns about future economic growth, lower consumer confidence, contraction of credit availability and lower corporate earnings continue to challenge the economy.  The rate of unemployment continued to increase, reaching its highest level in several years.  Corporate and related counterparty credit spreads widened and heightened concerns about numerous financial services companies adversely impacted the financial markets.  As a result of these unparalleled market conditions, federal government agencies initiated several intervening actions in the U.S. financial services industry.

Management believes that the weakened local and national economic conditions continue to negatively impact the credit quality of our loans.  These conditions, including high unemployment levels, may continue for the next few quarters.  Rhode Island’s economy may also be adversely affected by recent weather-related flooding events.

Composition of Earnings
Net income for the first quarter of 2010 amounted to $5.2 million, or 32 cents per diluted share; compared to $2.7 million, or 17 cents per diluted share, reported for the first quarter a year earlier.  The returns on average equity and average assets for the first quarter of 2010 were 8.00% and 0.71%, respectively, compared to 4.50% and 0.36%, respectively, for the same quarter in 2009.  The $2.5 million, or 94%, increase in net income in the first quarter of 2010 as compared to the first quarter in 2009 was attributable to several factors as described below.

Net interest income for the first quarter of 2010 increased by $2.0 million, or 13%, from the same quarter in 2009, reflecting improvement in the net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets.)  The net interest margin increased by 39 basis points from the first quarter of 2009 due in large part to lower funding costs as indicated by a 66 basis point decline in the cost of interest-bearing liabilities from the first quarter of 2009.

The loan loss provision charged to earnings amounted to $1.5 million for the three months ended March 31, 2010, compared to $1.7 million for the same period in 2009.  Net charge-offs in the first quarter 2010 totaled $1.2 million, compared to $927 thousand in the same period a year ago.

Revenue from wealth management services, our primary source of noninterest income, is largely dependent on the value of assets under administration and is closely tied to the performance of the financial markets.  Wealth management revenues for the first quarter of 2010 increased by $893 thousand, or 16%, from the same quarter in 2009.  Wealth management assets under administration increased by 3% in the first quarter of 2010 and 32% from the March 31, 2009 balance.

Also included in noninterest income were net gains on loan sales and commissions on loans originated for others of $560 thousand for the first quarter of 2010, compared to $1.0 million in the first quarter a year earlier.  The decline in this revenue source was due to lower levels of residential mortgage refinancing and sales activity, which is sensitive to interest rates and the condition of housing markets.

Included in first quarter 2009 earnings were credit-related impairment losses of $2.0 million ($1.3 million after tax; 8 cents per diluted share) on investment securities deemed to be other-than-temporarily impaired.  That compares to impairment losses of only $63 thousand recognized in the first quarter of 2010 on a pooled trust preferred debt security.

Noninterest expenses for the first three months of 2010 were up by $1.2 million, or 7%, from the same period in 2009. Salaries and employee benefits costs, the largest component of noninterest expenses, increased by $1.0 million, or 10%, compared to the first quarter of 2009, including the impact of higher staffing levels related to a new branch opened in the fourth quarter of 2009 as well as selected staffing additions in the commercial lending and wealth management areas.

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

The Commercial Banking segment reported net income of $5.3 million in the first quarter of 2010, up by $1.1 million, or 26%, compared to the same quarter in 2009.  Net interest income for the first three months of 2010 increased by 13% over 2009 amounts, reflecting growth in average loan balances and lower deposit costs, offset in part by the impact of higher levels of nonaccrual loans in the first quarter of 2010 as compared to the same quarter in 2009.  Noninterest income derived from the Commercial Banking segment in the first three months of 2010 decreased by 4% over 2009 reported amounts largely due to decreases in net gains on loan sales and commissions on loans originated for others.  The loan loss provision for the first quarter of 2010 was $200 thousand lower than first quarter 2009 and Commercial Banking other noninterest expenses were $555 thousand, or 5%, higher compared to the first quarter a year earlier.  The increase in other noninterest expenses reflected higher staffing levels related to a new branch opened in the fourth quarter of 2009 as well selected staffing additions in the commercial lending area and higher FDIC deposit insurance costs.

The Wealth Management Services segment reported net income of $757 thousand in the first quarter of 2010, an increase of $434 thousand, or 134%, from net income in the first quarter of 2009.  Noninterest income derived from the Wealth Management Services segment was $6.3 million in the first three months of 2010, up by $893 thousand, or 16%, from the same period in 2009.  This revenue is dependent to a large extent on the value of assets under administration and is closely tied to the performance of the financial markets.  Noninterest expenses for the Wealth Management Services segment in the first quarter of 2010 increased by $222 thousand, or 5%, as compared to the first quarter of 2009, reflecting staffing additions and increases in incentive-based compensation.

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

Net interest income for the first quarter of 2010 totaled $18.0 million, up by $2.0 million, or 13%, from the same quarter a year earlier, reflecting improvement in the net interest margin.  First quarter 2010 net interest income was also favorably impacted by loan prepayment penalty and other fee income of $377 thousand (5 basis points of net interest margin) compared to $65 thousand (1 basis point of net interest margin) in the first quarter of 2009.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the first quarter of 2010 amounted to $18.5 million, an increase of $2.0 million, or 12%, from the same period in 2009.  The net interest margin for the first quarter of 2010 amounted to 2.78%, compared to 2.39% for the same quarter a year earlier.  The 39 basis point increase in the net interest margin was due in large part to lower funding costs, as indicated by a 66 basis point decline in the cost of interest-bearing liabilities from the first quarter of 2009.

Average interest-earning assets for the three months ended March 31, 2010 decreased by $98 million, or 4%, from the same period a year earlier.  A decline in the investment securities portfolio balance was partially offset by growth in the loan portfolio.  Total average securities for the three months ended March 31, 2010 decreased by $176 million from the same period last year primarily due to management’s strategy to not reinvest the proceeds from maturities and pay-downs on mortgage-backed securities.  The FTE rate of return on securities for the first quarter of 2010 decreased 26 basis points from the same quarter in 2009.  The decrease in the total yield on securities reflects lower yields on variable rate securities tied to short–term interest rates.  Total average loans for the three months ended March 31, 2010 increased $69 million from the same period in 2009 mainly due to growth in the commercial loan portfolio.  The yield on total loans for the first quarter of 2010 decreased by 22 basis points from the comparable 2009 period, reflecting declines in short-term interest rates.  The contribution of loan prepayment penalty and other fees to the yield on total loans was 8 basis points in the first quarter of 2010 and 1 basis point in the first quarter a year earlier.

For the three months ended March 31, 2010, average interest-bearing liabilities decreased by $112 million or 4% from the amount reported for the same period in 2009 primarily due to declines in FHLBB advances and out-of-market brokered certificates of deposit, offset in part by growth in in-market deposits.

The average balance of FHLBB advances for the three months ended March 31, 2010 decreased by $177 million, while the average rate paid on FHLBB advances increased by 45 basis points from the same period a year earlier.  See additional discussion on FHLBB advances under the caption “Borrowings” and in Note 7 to the Consolidated Financial Statements.

Average interest-bearing deposits for the first quarter of 2010 increased by $67 million, while the average rate paid on interest-bearing deposits decreased by 96 basis points from the comparable quarter in 2009.  Interest-bearing deposits include out-of-market brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLBB advances and other sources.  Average out-of-market brokered certificates of deposit for the first quarter of 2010 decreased by $77 million from the comparable 2009 quarter, with an 8 basis point decline in the average rate paid.  Excluding out-of-market brokered certificates of deposit, average in-market interest-bearing deposits for the first quarter of 2010 increased by $144 million from same quarter in 2009 while the average rate paid on in-market interest-bearing deposits decreased by 91 basis points.

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

Three months ended March 31,	2010			2009
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$985,807	$12,904	5.31%	$897,458	$12,111	5.47%
Residential real estate loans	615,507	7,874	5.19%	645,959	8,712	5.47%
Consumer loans	329,312	3,239	3.99%	318,234	3,367	4.29%
Total loans	1,930,626	24,017	5.05%	1,861,651	24,190	5.27%
Cash, federal funds sold
and other short-term investments	35,770	21	0.23%	27,228	17	0.26%
FHLBB stock	42,008	–	–%	42,008	–	–%
Taxable debt securities	598,049	6,051	4.10%	771,240	8,449	4.45%
Nontaxable debt securities	79,582	1,156	5.89%	80,677	1,166	5.86%
Corporate stocks and FHLB stock	5,135	75	6.05%	6,512	105	6.15%
Total securities	682,766	7,282	4.33%	858,429	9,720	4.59%
Total interest-earning assets	2,691,170	31,320	4.72%	2,789,316	33,927	4.93%
Non interest-earning assets	204,986			174,669
Total assets	$2,896,156			$2,963,985
Liabilities and Shareholders’ Equity:
NOW accounts	$194,471	$64	0.13%	$170,031	$75	0.18%
Money market accounts	409,214	617	0.61%	365,070	1,398	1.55%
Savings accounts	196,880	85	0.18%	178,144	177	0.40%
Time deposits	951,453	5,003	2.13%	971,275	7,897	3.30%
FHLB advances	591,974	6,219	4.26%	769,179	7,227	3.81%
Junior subordinated debentures	32,991	630	7.75%	32,991	479	5.89%
Other	20,986	242	4.66%	23,517	245	4.22%
Total interest-bearing liabilities	2,397,969	12,860	2.17%	2,510,207	17,498	2.83%
Demand deposits	200,203			172,420
Other liabilities	39,506			43,836
Shareholders’ equity	258,478			237,522
Total liabilities and shareholders’ equity	$2,896,156			$2,963,985
Net interest income (FTE)		$18,460			$16,429
Interest rate spread			2.55%			2.10%
Net interest margin			2.78%			2.39%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,	2010	2009
Commercial and other loans	$49	$51
Nontaxable debt securities	387	386
Corporate stocks	20	33
Total	$456	$470

Volume/Rate Analysis – Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended
	March 31, 2010 vs. 2009
	Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg
Interest on interest-earning assets:
Commercial and other loans	$1,157	$(364)	$793
Residential real estate loans	(402)	(436)	(838)
Consumer loans	114	(242)	(128)
Cash, federal funds sold and short-term investments	5	(1)	4
FHLBB stock	–	–	–
Taxable debt securities	(1,781)	(617)	(2,398)
Nontaxable debt securities	(16)	6	(10)
Corporate stocks	(20)	(10)	(30)
Total interest income	(943)	(1,664)	(2,607)
Interest on interest-bearing liabilities:
NOW accounts	11	(22)	(11)
Money market accounts	152	(933)	(781)
Savings accounts	15	(107)	(92)
Time deposits	(157)	(2,737)	(2,894)
FHLB advances	(1,795)	787	(1,008)
Junior subordinated debentures	–	151	151
Other	(28)	25	(3)
Total interest expense	(1,802)	(2,836)	(4,638)
Net interest income	$859	$1,172	$2,031

Provision for Loan Losses
The provision for loan losses is based on management’s periodic assessment of the adequacy of the allowance for loan losses which in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of nonperforming loans and charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines.  The provision for loan losses is charged against earnings in order to maintain an allowance for loan losses that reflects management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

The provision for loan losses charged to earnings amounted to $1.5 million for the three months ended March 31, 2010, compared to $1.7 million for the same period in 2009.  The provision was based on management’s assessment of various factors affecting the loan portfolio, including among others, our ongoing evaluation of credit quality, with particular emphasis on the commercial portfolio, general economic conditions and growth in the loan portfolio.  Net charge-offs were $1.2 million for the first quarter of 2010, compared to $927 thousand for the same quarter in 2009.  Commercial loan net charge-offs amounted to $999 thousand, or 84% of total net charge-offs, for the three months ended March 31, 2010.  This compares to commercial loan net charge-offs of $810 thousand, or 87% of total net charge-offs, for the same period in 2009.

The allowance for loan losses was $27.7 million, or 1.43% of total loans, at March 31, 2010, compared to $27.4 million, or 1.43% of total loans, at December 31, 2009.

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

(Dollars in thousands)

Three months ended March 31	2010	2009	$ Change	% Change
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$5,017	$4,122	$895	22%
Mutual fund fees	1,110	915	195	21
Financial planning, commissions and other service fees	179	376	(197)	(52)
Wealth management services	6,306	5,413	893	16
Service charges on deposit accounts	1,153	1,113	40	4
Merchant processing fees	1,606	1,349	257	19
Income from bank-owned life insurance	439	444	(5)	(1)
Net gains on loan sales and commissions on loans originated for others	560	1,044	(484)	(46)
Net realized gains on securities	–	57	(57)	(100)
Net gains on interest rate swap contracts	68	60	8	13
Other income	313	419	(106)	(25)
Noninterest income, excluding other-than-temporary impairment losses	10,445	9,899	546	6
Total other-than-temporary impairment losses on securities	(1,262)	(4,244)	2,982	70
Portion of loss recognized in other comprehensive income (before taxes)	1,199	2,253	(1,054)	(47)
Net impairment losses recognized in earnings	(63)	(1,991)	1,928	97
Total noninterest income	$10,382	$7,908	$2,474	31%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets.  The following table presents the changes in wealth management assets under administration for the three months ended March 31, 2010 and 2009:

(Dollars in thousands)

Three months ended March 31,	2010	2009
Balance at the beginning of period	$3,770,193	$3,147,649
Net market value appreciation (depreciation) and income	95,855	(150,855)
Net client cash flows	34,735	(38,876)
Balance at the end of period	$3,900,783	$2,957,918

Noninterest Income Analysis
Revenue from wealth management services for the first quarter of 2010 increased by $893 thousand, or 16%, from the first quarter a year earlier.  This included an increase of approximately $1.1 million in revenues primarily derived from the fair value of assets under administration.  Assets under administration totaled $3.9 billion at March 31, 2010, up by $131 million, or 3%, from December 31, 2009.  The first quarter 2010 increase in assets under administration reflected net market value appreciation and income of $96 million and net client cash flows of $35 million.  Wealth management related fees from sources that are not primarily derived from the value of assets under administration, including financial planning fees, commissions and other services, declined by $197 thousand, or 52%, from the first quarter of 2009 due largely to lower commissions earned on annuity and insurance contracts.

Merchant processing fees represents charges to merchants for credit card transactions processed.  Merchant processing fees for the first quarter of 2010 increased by $257 thousand, or 19%, from the same quarter in 2009 primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense.”

Net gains on loan sales and commissions on loans originated for others for the first quarter of 2010 totaled $560 thousand, compared to $1.0 million in the first quarter of 2009.  The decline in this revenue source was due to lower levels of residential mortgage refinancing and sales activity, which is sensitive to interest rates and the condition of housing markets.

Other income for the first quarter of 2010 decreased by $106 thousand, or 25%, from the comparable quarter in 2009.  This decline was due to lower levels of income associated with the Corporation’s nonqualified deferred compensation plan assets.

Other-than-temporary impairment losses on investment securities amounted to $63 thousand in the first quarter of 2010, $679 thousand in the fourth quarter of 2009 and $2.0 million in the first quarter of 2009.  See additional discussion in the “Financial Condition” section under the caption “Securities.”

Noninterest Expense
The following table presents a noninterest expense comparison for the three months ended March 31, 2010 and 2009:

(Dollars in thousands)

Three months ended March 31	2010	2009	$ Change	% Change
Noninterest expense:
Salaries and employee benefits	$11,501	$10,475	$1,026	10%
Net occupancy	1,224	1,226	(2)	–
Equipment	997	975	22	2
Merchant processing costs	1,357	1,143	214	19
FDIC deposit insurance costs	794	651	143	22
Outsourced services	755	786	(31)	(4)
Legal, audit and professional fees	518	675	(157)	(23)
Advertising and promotion	364	301	63	21
Amortization of intangibles	291	308	(17)	(6)
Other expenses	1,791	1,850	(59)	(3)
Total noninterest expense	$19,592	$18,390	$1,202	7%

Noninterest Expense Analysis
Salaries and employee benefit expense, the largest component of noninterest expense, totaled $11.5 million for the three months ended March 31, 2010, up by $1.0 million, or 10%, from the same period a year earlier.  This increase reflects the impact of higher staffing levels related to a new branch opened in the fourth quarter of 2009 as well as selected staffing additions in the commercial lending and wealth management areas.

Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.  Merchant processing costs for the first quarter of 2010 increased by $214 thousand, or 19%, from the same quarter in 2009 primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing fees under the caption “Noninterest Income.”

FDIC deposit insurance costs for the first quarter of 2010 were up by $143 thousand, or 22%, from the first quarter of 2009 largely due to higher assessment rates and growth in deposits.

Legal, audit and professional fees for the three months ended March 31, 2010 decreased by $157 thousand, or 23%, from the same period a year earlier.  The decrease in legal, audit and professional fees was attributable to lower recruitment costs and legal costs associated with product development and maintenance and other matters.

Income Taxes
Income tax expense amounted to $2.1 million for the three months ended March 31, 2010, as compared to $1.1 million for the same period in 2009.  The Corporation’s effective tax rate for the first quarter of 2010 was 29.1%, as compared to 29.3% for the same period last year.  The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

Financial Condition
Summary
Total assets amounted to $2.9 billion at March 31, 2010 and December 31, 2009.  Total loans increased by $18 million, or 1%, during the first quarter of 2010, with a $14 million increase in commercial loans.  The investment securities portfolio increased by $25 million during the first quarter of 2010, largely due to purchases of debt securities.  Total liabilities were up by $7 million in the three months ended March 31, 2010, with FHLB advances decreasing by $29 million and total deposits increasing by $38 million.  Shareholders’ equity totaled $260 million at March 31, 2010, compared to $255 million at December 31, 2009.  As of March 31, 2010, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See additional discussion under the caption “Liquidity and Capital Resources.”

Nonaccrual loans totaled $24.4 million at March 31, 2010, down by $3.1 million in the first quarter of 2010, reflecting a net decrease of $3.5 million in nonaccrual commercial loans and a net increase of $357 thousand in nonaccrual residential mortgages.  Loans classified as troubled debt restructurings increased from $10.3 million December 31, 2009 to $14.5 million at March 31, 2010 as a result of additional restructuring events involving commercial and residential borrowers.  The March 31, 2010 balance of troubled debt restructured loans includes $11.1 million in accruing status based on management’s assessment of the collectibility of the loan and the borrower’s ability to meet the restructured terms.  Total delinquencies amounted to $30.1 million, or 1.55%, of total loans, at March 31, 2010, down by $1.5 million from December 31, 2009.  Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.  Rhode Island’s economy may also be adversely affected by recent weather-related flooding events.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of March 31, 2010 and December 31, 2009, our Level 3 financial instruments consist primarily of two available for sale pooled trust preferred securities, which were not actively traded.

As of March 31, 2010, the Corporation concluded that there has been a significant decrease in the volume and level of activity for our Level 3 pooled trust preferred securities and quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their fair values.

At March 31, 2010 the investment securities portfolio totaled $717 million, up by $25 million from the balance at December 31, 2009.  During the first quarter of 2010, purchases of debt securities amounted to $59 million, while maturities and pay-downs on mortgage-backed securities totaled $36 million.  Washington Trust’s investment securities portfolio consists largely of mortgage-backed securities.  All of the Corporation’s mortgage-backed securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.

At March 31, 2010, the investment securities portfolio included $16.9 million of net pretax unrealized gains, compared to $13.8 million at December 31, 2009.  At March 31, 2010, the net unrealized gain position on the investment securities portfolio included gross unrealized losses of $12.9 million.  Approximately 94% of these gross unrealized losses were concentrated in variable rate trust preferred securities issued by financial services companies.

The following tables present information concerning the named issuers and pooled trust preferred obligations, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Issuer Trust Preferred Securities
(Dollars in thousands)
	March 31, 2010				Credit Ratings
Named Issuer		Amortized	Fair	Unrealized	March 31, 2010			Form 10-Q Filing Date
(parent holding company)	(a)	Cost (b)	Value	Loss	Moody's	S&P		Moody's	S&P
JPMorgan Chase & Co.	2	$9,717	$7,645	$(2,072)	A2	BBB+		A2	BBB+
Bank of America Corporation	3	5,728	4,092	(1,636)	Baa3	BB	(c)	Baa3	BB	(c)
Wells Fargo & Company	2	5,102	3,473	(1,629)	Baa1/Baa2	A-		Baa1/Baa2	A-
SunTrust Banks, Inc.	1	4,164	2,924	(1,240)	Baa3	BB	(c)	Baa3	BB	(c)
Northern Trust Corporation	1	1,979	1,464	(515)	A3	A-		A3	A-
State Street Corporation	1	1,968	1,450	(518)	A3	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,914	1,106	(808)	Ba1	B	(c)	Ba1 (c)	B	(c)
Totals		$30,572	$22,154	$(8,418)

(a)	Number of separate issuances, including issuances of acquired institutions.
(b)	Net of other-than-temporary impairment losses recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009.
(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2010.

Pooled Trust Preferred Obligations
(Dollars in thousands)	March 31, 2010
					Deferrals	Credit Ratings
	Amortized	Fair	Unrealized	No. of Cos. in	and Defaults	March 31, 2010			Form 10-Q Filing Date
Deal Name	Cost	Value	Loss	Issuance	(a)	Moody's		S&P	Moody's		S&P
Tropic CDO 1, tranche A4L (d)	$3,593	$1,069	$(2,524)	38	37.8%	Ca	(c)	(b)	Ca	(c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,283	85	(1,198)	73	31.0%	Ca	(c)	(b)	Ca	(c)	(b)
Totals	$4,876	$1,154	$(3,722)

(a)	Percentage of pool collateral in deferral or default status.
(b)	Not rated by S&P.

(c)	Rating is below investment grade.
(d)
The instrument was downgraded to a below investment grade rating of “Caa3” by Moody’s on March 27, 2009 and was placed on nonaccrual status as of March 31, 2009.  On October 30, 2009, Moody’s downgraded this security to a rating of “Ca.”  This credit rating status was considered by management in its assessment of the impairment status of this security.  During the quarter ended March 31, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of March 31, 2009 and recognized an other-than-temporary impairment charge of $3.6 million pursuant to the provisions of ASC 320.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $1.4 million.  Based on information available as of the filing date of this report, 16 of the 38 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $113.5 million of the underlying collateral pool was in deferral or default status, or 37.8% of the total original collateral balance of $300 million.  In April 2010, the tranche instrument held by the Corporation began deferring a portion of interest payments.  The current analysis of the expected cash flows for this security did not result in further credit-related impairment loss.

(e)
In December 2008, this security began deferring interest payments until future periods and the Corporation placed this security on nonaccrual status and recognized an other-than-temporary impairment charge in the amount of $1.9 million.  Pursuant to the provisions of ASC 320 adopted effective January 1, 2009 and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified this noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.2 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by the amount of the cumulative effect adjustment before taxes.  The instrument was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009 and this credit rating status has been considered by management in its assessment of the impairment status of this security.  During the quarter ended September 30, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized an other-than-temporary impairment charge of $2.3 million pursuant to the provisions of ASC 320.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $467 thousand.  The analysis of the expected cash flows for this security as of December 31, 2009 resulted in an additional credit-related impairment loss of $679 thousand being recognized in earnings in the fourth quarter of 2009.  In the first quarter of 2010, an additional credit-related impairment loss of $63 thousand was recognized in earnings based on the analysis of expected cash flows for this security as of March 31, 2010.  Based on information available as of the filing date of this report, 20 of the 73 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $271.6 million of the underlying collateral pool was in deferral or default status, or 31.0% of the total original collateral pool of $877.4 million.

The following is supplemental information concerning common and perpetual preferred stock investment securities:
	At March 31, 2010
	Amortized	Unrealized		Fair
(Dollars in thousands)	Cost (a)	Gains	Losses	Value
Common and perpetual preferred stocks
Common stocks	$658	$156	$–	$814
Perpetual preferred stocks:
Financials	2,354	438	(28)	2,764
Utilities	1,000	–	(100)	900
Total perpetual preferred stocks	3,354	438	(128)	3,664
Total common and perpetual preferred stocks	$4,012	$594	$(128)	$4,478

(a)	Net of other-than-temporary impairment losses recognized in earnings.

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

Federal Home Loan Bank Stock
As of March 31, 2010 and December 31, 2009, the Corporation’s investment in Federal Home Loan Bank of Boston (“FHLBB”) stock totaled $42.0 million.  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  The Corporation is required to maintain a level of investment in FHLBB stock based on the level of its FHLBB advances, which is viewed as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.  At March 31, 2010, the Corporation’s investment in FHLBB stock exceeded its required investment by $11.7 million.  No market exists for shares of the FHLBB.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock is subject to the conditions imposed by the FHLBB.  In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends.

On April 23, 2010, the FHLBB announced its unaudited financial results for the quarter ended March 31, 2010.  The FHLBB reported net income of $22.9 million for the first quarter of 2010, compared to a net loss of $83.4 million for the same period in 2009.  Additionally, it reported total capital of $2.9 billion at March 31, 2010, compared to $2.8 billion at December 31, 2009.  The increase in earnings and capital primarily reflected lower levels of credit losses on securities deemed to be other-than-temporarily impaired.  The FHLBB continues to exceed the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Finance Agency.  The FHLBB’s primary source of funding is debt issued by the FHLB system.  The FHLB system continues to demonstrate the ability to continue to issue additional debt.  As of the filing date of this report, debt obligations issued by the FHLB System continue to be rated Aaa by Moody’s and AAA by Standard & Poor’s.  If needed, the FHLB system also has the ability to secure funding available to government-sponsored entities through the U.S. Treasury.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of March 31, 2010.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired.  If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.

Loans
Washington Trust’s loan portfolio amounted to $1.9 billion at March 31, 2010, up $18 million, or 1%, in the first three months of 2010, with the largest increase in the commercial loan portfolio.  Commercial loans rose by $14 million from the balance at December 31, 2009.  The residential mortgage portfolio grew by $3 million in the first quarter of 2010, while consumer loan balances remained essentially flat.

Commercial Loans
Commercial loans fall into two major categories, commercial real estate and other commercial loans (commercial and industrial).  Commercial real estate loans consist of commercial mortgages and construction and development loans.  Commercial mortgages are loans secured by income producing property.

Commercial lending represents a significant portion of the Bank’s loan portfolio.  Beginning in 2007, the Bank experienced increased demand for commercial mortgage and other commercial loans in large part due to decreased lending activity by larger institutions in its lending area  As a result, the Bank sought to selectively expand its commercial lending relationships with new and existing customers while at the same time maintaining its traditional commercial lending underwriting standards.  Total commercial loans increased from 40% of total loans at December 31, 2006 to 52% at March 31, 2010.  During the first quarter of 2010, commercial loan growth was modest at $14 million, or 1%.

Management believes that continued weakness in national and regional economic conditions may cause commercial loan demand and loan origination activity for commercial mortgages and other commercial loans to be lower than the levels experienced in recent periods.

Management expects to continue to evaluate underwriting standards in response to continuing changes in national and regional economic conditions.

Commercial Real Estate Loans
Commercial real estate loans at March 31, 2010 amounted to $571 million, including $78 million in commercial construction loans, up slightly from the balance at December 31, 2009.  These loans are secured by a variety of property types, with approximately 81% of the total composed of retail, office, lodging, commercial mixed use, multi-family and industrial properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$516,603	91%	$512,748	90%
New York, New Jersey, Pennsylvania	40,603	7%	40,485	7%
New Hampshire, Maine	11,971	2%	14,342	3%
Other	1,712	–%	1,714	–%
Total	$570,889	100%	$569,289	100%

Other Commercial Loans
Other commercial loans amounted to $428 million at March 31, 2010, up by $13 million, or 3%, from the balance at the end of 2009.  Other commercial loans are largely collateralized and in many cases the collateral consists of real estate occupied by the business as well as other business assets.  This portfolio includes loans to a variety of business types.  Approximately 70% of the balance at March 31, 2010 is composed of retail, health care/social assistance, owner occupied and other real estate, manufacturing, construction and recreation businesses.  Growth in this category in the first quarter of 2010 was primarily attributable to originations in our general market area of southern New England.

Residential Real Estate Loans
Residential real estate loans increased by $3 million, or 1%, from the balance at December 31, 2009.  This portfolio has declined by $28 million from the balance at March 31, 2009, reflecting continued weakness in the economy and housing markets.  Washington Trust originates residential mortgage loans within our general market area of southern New England for portfolio and for sale in the secondary market.  The majority of loans sold are sold with servicing released.  During the quarters ended March 31, 2010 and 2009, total residential mortgage loans originated for sale amounted to $30 million and $76 million, respectively.  From time to time Washington Trust purchases one to four family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  The total balance of purchased residential mortgages amounted to $121 million and $130 million at March 31, 2010 and December 31, 2009, respectively.  There were no purchases of residential mortgages during the quarter ended March 31, 2010, compared to $1.1 million in the first quarter of 2009.

Washington Trust has never offered a sub-prime mortgage program and has no option-adjusted ARMs.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	March 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$562,696	92%	$555,455	92%
New York, Virginia, New Jersey, Maryland,
Pennsylvania, District of Columbia	17,825	3%	18,908	3%
Ohio	12,059	2%	13,700	2%
California, Washington, Oregon	8,125	1%	8,140	1%
Colorado, Texas, New Mexico, Utah	4,042	1%	5,038	1%
Georgia	2,513	1%	2,519	1%
New Hampshire	1,316	–%	1,333	–%
Other	482	–%	482	–%
Total	$609,058	100%	$605,575	100%

Consumer Loans
Consumer loan balances remained essentially flat in the first quarter of 2010. Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio of $330 million at March 31, 2010.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Corporation estimates that approximately 55% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees management’s system and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the allowance for loan losses.  These committees report the results of their respective oversight functions to the Bank’s Board of Directors.  In addition, the Board receives information concerning asset quality measurements and trends on a monthly basis.   The Bank’s practice is to identify problem credits early and take charge-offs as promptly as practicable.  Management also continuously reassesses its underwriting standards in response to changes in credit risk posed by changes in economic conditions.

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Nonaccrual loans:
Commercial mortgages	$8,933	$11,588
Commercial construction and development	–	–
Other commercial	8,225	9,075
Residential real estate mortgages	6,395	6,038
Consumer	827	769
Total nonaccrual loans	24,380	27,470
Nonaccrual investment securities	1,154	1,065
Property acquired through foreclosure or repossession, net	1,974	1,974
Total nonperforming assets	$27,508	$30,509

Nonperforming assets to total assets	0.95%	1.06%
Nonperforming loans to total loans	1.26%	1.43%
Total past due loans to total loans	1.55%	1.64%
Accruing loans 90 days or more past due	$–	$–

Total nonaccrual loans decreased from $27.5 million at December 31, 2009 to $24.4 million at March 31, 2010.  This decrease reflects a net decrease of $3.5 million in nonaccrual commercial loans and a net increase of $357 thousand in nonaccrual residential mortgages.  The decline in nonaccrual commercial mortgages during the first quarter is partly due to the resolution of a commercial real estate relationship with a carrying value of $2.2 million at December 31, 2009.

Nonaccrual investment securities at March 31, 2010 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”  Property acquired through foreclosure or repossession amounted to $2.0 million at March 31, 2010, unchanged from December 31, 2009.  This balance consists of two residential properties and one commercial property.

There were no accruing loans 90 days or more past due at March 31, 2010 or December 31, 2009.

Nonaccrual Loans
The Corporation has made no changes in its practices or policies during the first quarter of 2010 concerning the placement of loans or investment securities into nonaccrual status.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2010.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	March 31, 2010			December 31, 2009
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial mortgages	$8,374	$559	$8,933	$11,227	$361	$11,588

Commercial construction
and development	–	–	–	–	–	–

Other commercial	3,142	5,083	8,225	4,829	4,246	9,075

Residential real estate
mortgages	5,559	836	6,395	4,028	2,010	6,038

Consumer	635	192	827	164	605	769
Total nonaccrual loans	$17,710	$6,670	$24,380	$20,248	$7,222	$27,470

Nonaccrual commercial real estate and other commercial loans totaling $17.2 million and $20.7 million as of March 31, 2010 and December 31, 2009, respectively, were classified as impaired loans.  At March 31, 2010, approximately $8.8 million, or 51%, of nonaccrual commercial impaired loans were considered to be collateral dependent.  The balance of collateral dependent nonaccrual commercial impaired loans was net of partial charge-offs of $1.9 million.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.

Nonaccrual commercial mortgages decreased by $2.7 million in the first quarter of 2010 and amounted to $8.9 million at March 31, 2010.  The decline in nonaccrual commercial loans during the first quarter is partly due to the resolution of a commercial real estate relationship with a carrying value of $2.2 million at December 31, 2009.  During the first quarter of 2010, this credit was settled with a payment of $2.0 million and a charge-off of the remaining balance. Nonaccrual commercial mortgages at March 31, 2010 included two commercial real estate relationships with a total carrying value of $7.9 million, which was net of $321 thousand in charge-offs recognized in the fourth quarter of 2009.  As of March 31, 2010 these loans carry a loss allocation of $491 thousand.  The loans to these two borrowers are secured by (i) a retail center and office complex, and (ii) affordable housing condominium units.  The Bank has additional accruing commercial real estate and residential mortgage loans totaling $4.8 million to one of these borrowers.  These additional loans have performed in accordance with terms of the loans, were not past due as of March 31, 2010 and management has concluded that these loans have properly been classified as accruing.

Nonaccrual other commercial loans were down by $850 thousand in the first quarter of 2010 to $8.2 million.  The largest nonaccrual relationship in this category totaled $2.4 million as of March 31, 2010.  This relationship is secured by an auto dealership and was not delinquent as of March 31, 2010.  Based on management’s assessment of the operating condition of the borrower, no loss allocation on this relationship was deemed necessary as of March 31, 2010.  The second largest nonaccrual relationship in this category amounted to $722 thousand and was included in the under 90 days past due category as of March 31, 2010.  This relationship is collateral dependent and is secured by a retail building. Based on the fair value of the underlying collateral, no loss allocation on this relationship was deemed necessary as of March 31, 2010.  The Bank has additional accruing loans of $311 thousand to one of these borrowers.  These additional loans have performed in accordance with terms of the loans, were not past due as of March 31, 2010 and management has concluded that these loans have properly been classified as accruing.

Nonaccrual residential mortgages increased by $357 thousand in the first quarter of 2010.  There are a total of 21 loans included in $6.4 million of nonaccrual residential mortgages as of March 31, 2010.  The loss allocation on total nonaccrual residential mortgages was $944 thousand at March 31, 2010.  $4.3 million of the nonaccrual residential mortgages were located in Rhode Island, Massachusetts and Connecticut.  Included in total nonaccrual residential mortgages were 13 loans purchased for portfolio and serviced by others amounting to $4.5 million.  Loans purchased from other financial institutions were individually assessed at the time of purchase using standards similar to those employed by the Bank for its self-originated loans.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
	March 31, 2010		December 31, 2009
	Amount	% (1)	Amount	% (1)
Loans 30 – 59 days past due:
Commercial real estate	$2,302		$1,909
Other commercial loans	2,362		1,831
Residential real estate mortgages	1,549		2,409
Consumer loans	2,019		1,258
Loans 30 – 59 days past due	$8,232		$7,407
Loans 60 – 89 days past due:
Commercial real estate	$2,390		$1,648
Other commercial loans	519		292
Residential real estate mortgages	1,035		1,383
Consumer loans	202		591
Loans 60 – 89 days past due	$4,146		$3,914
Loans 90 days or more past due:
Commercial real estate	$8,374		$11,227
Other commercial loans	3,142		4,829
Residential real estate mortgages	5,559		4,028
Consumer loans	635		164
Loans 90 days or more past due	$17,710		$20,248
Total past due loans:
Commercial real estate	$13,066	2.29%	$14,784	2.60%
Other commercial loans	6,023	1.41%	6,952	1.67%
Residential real estate mortgages	8,143	1.34%	7,820	1.29%
Consumer loans	2,856	0.87%	2,013	0.61%
Total past due loans	$30,088	1.55%	$31,569	1.64%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

At March 31, 2010, total delinquencies amounted to $30.1 million, or 1.55% of total loans, down $1.5 million from December 31, 2009.  All loans 90 days or more past due at March 31, 2010 and December 31, 2009 were classified as nonaccrual.

The decrease in commercial real estate loans 90 days or more past due was partly due to the resolution of a commercial real estate relationship with a carrying value of $2.2 million at December 31, 2009.  The resolution of this credit was disclosed under the caption “Nonaccrual Loans.”

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan.  Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing restructured loans are generally placed into nonaccrual status if and when the borrower fails to comply with the restructured terms.

Troubled debt restructured loans of $14.5 million and $10.3 million as of March 31, 2010 and December 31, 2009 respectively, were classified as impaired loans.  At March 31, 2010, approximately 11% of troubled debt restructured loans were considered to be collateral dependent.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.

At March 31, 2010, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2010	2009
Accruing troubled debt restructured loans:
Commercial mortgages	$5,813	$5,566
Other commercial	1,217	540
Residential real estate mortgages	2,622	2,736
Consumer	1,398	858
Accruing troubled debt restructured loans	11,050	9,700
Nonaccrual troubled debt restructured loans:
Commercial mortgages	2,238	–
Other commercial	247	228
Residential real estate mortgages	887	336
Consumer	44	45
Nonaccrual troubled debt restructured loans	3,416	609
Total troubled debt restructured loans	$14,466	$10,309

As a result of weakened economic conditions, the Corporation continues to experience an increase in troubled debt restructuring events involving commercial and residential borrowers.  The increase in troubled debt restructured loans in the first quarter of 2010 included a $2.2 million commercial mortgage loan secured by affordable housing condominium units.  The loan restructuring included a modification in the amount and timing of loan payments and a reduction in the stated interest rate.  This loan was classified as nonaccrual in the fourth quarter of 2009 and remains in nonaccrual status as of March 31, 2010.

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Application of Critical Accounting Policies and Estimates” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

At March 31, 2010, the allowance for loan losses was $27.7 million, or 1.43% of total loans, compared to an allowance of $27.4 million, or 1.43% of total loans at December 31, 2009.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.  Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.  The ratio of the allowance for loan losses to nonaccrual loans was 113.66% at March 31, 2010.  The $24.4 million balance of total nonaccrual loans at that date was net of charge-offs amounting to $5.5 million.

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

Other individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  During the first quarter of 2010 we have continued to periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We have continued to adjust loss allocations for various factors including declining trends in real estate values, continued weakness in general economic conditions and our assessment of credit risk associated with an ongoing trend toward larger credit relationships.  The loss allocation factor associated with this latter item was classified in the unallocated portion of the allowance for loan losses maintained for general loss allocations for environmental factors in financial reporting periods prior to the quarter ended March 31, 2010.  We believe that the periodic reassessment and revision of the loss allocation factors during the first quarter of 2010 have not resulted in a material impact on the allocation of total loan loss exposure.

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

Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product.  During the first quarter of 2010, the Corporation has continued to update these analyses and has continued to adjust its loss allocations for various factors that it believes are not adequately presented in historical loss experience including declining trends in real estate values, changes in unemployment levels and increases in delinquency levels.  These factors are also evaluated taking into account the geographic location of the underlying loans.  We believe that the updated analyses and related adjustments to loss factors during the first quarter of 2010 have not resulted in a material impact on the allocation of loan loss exposure.

For residential mortgages and real estate collateral dependent consumer loans that are in the process of collection, valuations are obtained from independent appraisal firms with values determined on an “as is” basis or, in some cases, broker price opinions.

For the three months ended March 31, 2010 and 2009, the loan loss provision totaled $1.5 million and $1.7 million, respectively.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.  For the first quarter 2010 and 2009, net charge-offs totaled $1.2 million and $927 thousand, respectively.  Commercial and commercial real estate loan net charge-offs amounted to 84% of total net charge-offs in the first quarter 2010 and 87% in the first quarter 2009.

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue through 2010 and possibly into 2011.  Rhode Island’s economy may also be adversely affected by recent weather-related flooding events.  While management believes that the level of allowance for loan losses at March 31, 2010 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table presents the allocation of the allowance for loan losses as of the periods indicated:

(Dollars in thousands)
	Mar. 31	Dec. 31
	2010	2009
Commercial:
Mortgages	$8,022	$7,360
% of these loans to all loans	25.5%	25.9%

Construction and development	1,066	874
% of these loans to all loans	4.0%	3.8%

Other	6,366	6,423
% of these loans to all loans	22.1%	21.6%

Residential:
Mortgages	3,388	3,638
% of these loans to all loans	30.8%	30.9%

Homeowner construction	43	43
% of these loans to all loans	0.6%	0.6%

Consumer	1,698	1,346
% of these loans to all loans	17.0%	17.2%

Unallocated	7,128	7,716
Balance at end of year	$27,711	$27,400
	100.0%	100.0%

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

Deposits totaled $2.0 billion at March 31, 2010, up by $38 million, or 2%, from the balance at December 31, 2009.  Excluding out-of-market brokered certificates of deposit, in-market deposits grew by $43 million, or 2%, from the balance at the end of 2009.

Demand deposits amounted to $204 million at March 31, 2010, up by $10 million, or 5%, from December 31, 2009.

NOW account balances decreased by $5 million, or 3%, in the first three months of 2010 and totaled $197 million at March 31, 2010.

Money market account balances amounted to $398 million at March 31, 2010, down by $5 million, or 1%, from the balance at December 31, 2009.

During the first three months of 2010, savings deposits increased by $11 million, or 6%, and totaled $202 million at March 31, 2010.

Time deposits (including brokered certificates of deposit) amounted to $960 million at March 31, 2010, up by $28 million from the balance at December 31, 2009.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Washington Trust uses CDARS to place customer funds into certificates of deposit issued by other banks that are members of the CDARS network.  This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance.  We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits.  CDARS deposits are considered to be brokered deposits for banking regulatory purposes.  We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.  Excluding out of market brokered certificates of deposit, in-market time deposits grew by $33 million, or 4%, in the first three months of 2010.  Included in in-market time deposits at March 31, 2010 are CDARS reciprocal time deposits of $225 million, which were up by $49 million from December 31, 2009.  In addition, the Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Out of market brokered time deposits amounted to $89 million at March 31, 2010, down by $5 million, or 5%, from December 31, 2009.

Borrowings
FHLB Advances
The Corporation utilizes advances from the FHLB as well as other borrowings as part of its overall funding strategy.  FHLB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLB advances decreased by $29 million during the three months ended March 31, 2010.

In connection with the Corporation’s ongoing interest rate risk management efforts, in January and April 2010, the Corporation modified the terms to extend the maturity dates of certain FHLBB advances totaling $88.5 million with original maturity dates in 2010, 2011 and 2012.  As a result, the Corporation expects total interest expense savings of approximately $364 thousand in the year 2010.

See Note 7 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 67% of total average assets in the first three months of 2010.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during the first quarter of 2010.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the three months ended March 31, 2010, net cash provided by financing activities amounted to $5 million.  A $38 million net increase in deposits in the quarter was partially offset by a $29 million net decrease in FHLBB advances and $3 million of cash dividends paid.  Net cash used in investing activities totaled $42 million for the three months ended March 31, 2010 and was used to purchase debt securities and fund loan growth.  Net cash provided by operating activities amounted to $14 million for the three months ended March 31, 2010, most of which was generated by proceeds on sales of residential mortgage loans and net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $260 million at March 31, 2010, compared to $255 million at December 31, 2009.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  No shares were repurchased in the first quarter of 2010.  As of March 31, 2010, a cumulative total of 185,400 shares have been repurchased under this plan at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 8.96% at March 31, 2010.  This compares to a ratio of 8.84% at December 31, 2009.  Book value per share as of March 31, 2010 and December 31, 2009 amounted to $16.14 and $15.89, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of March 31, 2010, the Bancorp and the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at March 31, 2010.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLB advances (2)	$577,965	$124,924	$207,249	$174,528	$71,264
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	6,080	1,385	1,785	1,132	1,778
Software licensing arrangements	1,261	1,179	82	–	–
Treasury, tax and loan demand note	878	878	–	–	–
Other borrowed funds	19,925	140	19,575	88	122
Total contractual obligations	$639,100	$128,506	$228,691	$175,748	$106,155

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)	All FHLB advances are shown in the period corresponding to their scheduled maturity. Some FHLB advances are callable at earlier dates.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$153,147	$102,706	$26,794	$3,398	$20,249
Home equity lines	185,458	670	95	–	184,693
Other loans	22,670	19,048	50	3,572	–
Standby letters of credit	9,194	2,555	6,639	–	–
Forward loan commitments to:
Originate loans	12,533	12,533	–	–	–
Sell loans	17,188	17,188	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	60,656	–	6,687	44,113	9,856
Mirror swaps with counterparties	60,656	–	6,687	44,113	9,856
Equity commitment to affordable
housing limited partnership (1)	690	690	–	–	–
Total commitments	$522,192	$155,390	$46,952	$95,196	$224,654

(1)	The funding of this commitment is generally contingent upon substantial completion of the project. See Note 9 to the Consolidated Financial Statements for additional information.

Off-Balance Sheet Arrangements
For information on financial instruments with off-balance sheet risk and derivative financial instruments see Note 9 to the Consolidated Financial Statements.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2010 and December 31, 2009, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

The ALCO regularly reviews a wide variety of interest rate shift scenario results to evaluate interest risk exposure, including scenarios showing the effect of steepening or flattening changes in the yield curve of up to 500 basis points as well as parallel changes in interest rates of up to 400 basis points.  Because income simulations assume that the Corporation’s balance sheet will remain static over the simulation horizon, the results do not reflect adjustments in strategy that the ALCO could implement in response to rate shifts.

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2010 and December 31, 2009.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2010		December 31, 2009
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-3.12%	-9.56%	-2.09%	-7.08%
100 basis point rate increase	3.22%	4.60%	1.85%	2.89%
200 basis point rate increase	6.62%	8.82%	4.11%	6.45%
300 basis point rate increase	11.20%	12.45%	9.14%	11.12%

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

While the ALCO reviews simulation assumptions and periodically back-tests the simulation results to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin.  Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost money market and time deposits in rising rate scenarios as noted above.  Due to the low current level of market interest rates, the banking industry has experienced relatively strong growth in low-cost FDIC-insured core savings deposits over the past several quarters.  The ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled increased amounts of deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  It should be noted that the static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior.  Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates.  Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates.  The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO’s estimates.  Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2010 and December 31, 2009 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. government-sponsored enterprise securities (noncallable)	$1,298	$(2,432)
U.S. government-sponsored enterprise securities (callable)	128	(629)
States and political subdivision	3,668	(9,554)
Mortgage-backed securities issued by U.S. government agencies
and U.S. government-sponsored enterprises	5,819	(21,005)
Trust preferred debt and other corporate debt securities	391	931
Total change in market value as of March 31, 2010	$11,304	$(32,689)

Total change in market value as of December 31, 2009	$12,251	$(33,802)

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

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended March 31, 2010.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item 1A of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended March 31, 2010 regarding shares of common stock of the Corporation that were repurchased under the 2006 Stock Repurchase Plan, the Bancorp’s 1997 Equity Incentive Plan, as amended, and the Bancorp’s 2003 Stock Incentive Plan, as amended.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
2006 Stock Repurchase Plan (1)
Balance at beginning of period				214,600
1/1/2010 to 1/31/2010	–	–	–	214,600
2/1/2010 to 2/28/2010	–	–	–	214,600
3/1/2010 to 3/31/2010	–	–	–	214,600
Total 2006 Stock Repurchase Plan	–	–	–	214,600

Other (2)
Balance at beginning of period				N/A
1/1/2010 to 1/31/2010	–	–	–	N/A
2/1/2010 to 2/28/2010	32,716	$17.01	32,716	N/A
3/1/2010 to 3/31/2010	4,296	18.69	4,296	N/A
Total Other	37,012	17.21	37,012	N/A
Total Purchases of Equity Securities	37,012	$17.21	37,012

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

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
10.1	Amendment to Wealth Management Business Building Incentive Plan – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2010. (1)
10.2	Terms of Form of Deferred Stock Unit Award Agreement, dated January 20, 2010 – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: May 6, 2010	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2010	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Chief Financial Officer and Secretary
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
10.1	Amendment to Wealth Management Business Building Incentive Plan – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated January 20, 2010. (1)
10.2	Terms of Form of Deferred Stock Unit Award Agreement, dated January 20, 2010 – Filed herewith. (1)
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith. (2)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (2)

(1)	Management contract or compensatory plan or arrangement.
(2)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.