Form 10-Q
period 2010-06-30
WASHINGTON TRUST BANCORP INC
filed 2010-08-05
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2010 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐Yes           ☒No

The number of shares of common stock of the registrant outstanding as of August 4, 2010 was 16,136,030.

Table of Content

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended June 30, 2010

TABLE OF CONTENTS
Page
Number

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
June 30, 2010 and December 31, 2009	3

Consolidated Statements of Income
Three and Six Months Ended June 30, 2010 and 2009	4

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2010 and 2009	5

Condensed Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	56

PART II. Other Information

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	57

Item 6. Exhibits	58

Signatures	59

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Table of Content

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	(Dollars in thousands,
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	except par value)

CONSOLIDATED BALANCE SHEETS (unaudited)
	June 30,	December 31,
	2010	2009
Assets:
Cash and noninterest-bearing balances due from banks	$32,787	$38,167
Interest-bearing balances due from banks	26,676	13,686
Other short-term investments	4,426	5,407
Mortgage loans held for sale	8,798	9,909
Securities available for sale, at fair value;
amortized cost $653,355 in 2010 and $677,676 in 2009	675,938	691,484
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	1,019,357	984,550
Residential real estate	622,613	605,575
Consumer	330,528	329,543
Total loans	1,972,498	1,919,668
Less allowance for loan losses	27,985	27,400
Net loans	1,944,513	1,892,268
Premises and equipment, net	27,237	27,524
Accrued interest receivable	9,195	9,137
Investment in bank-owned life insurance	50,871	44,957
Goodwill	58,114	58,114
Identifiable intangible assets, net	8,362	8,943
Property acquired through foreclosure or repossession, net	2,338	1,974
Other assets	38,590	40,895
Total assets	$2,929,853	$2,884,473

Liabilities:
Deposits:
Demand deposits	$225,494	$194,046
NOW accounts	234,014	202,367
Money market accounts	378,004	403,333
Savings accounts	209,616	191,580
Time deposits	902,777	931,684
Total deposits	1,949,905	1,923,010
Dividends payable	3,423	3,369
Federal Home Loan Bank advances	615,146	607,328
Junior subordinated debentures	32,991	32,991
Other borrowings	20,914	21,501
Accrued expenses and other liabilities	42,063	41,328
Total liabilities	2,664,442	2,629,527

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,120,659 shares in 2010 and 16,061,748 shares in 2009	1,008	1,004
Paid-in capital	83,657	82,592
Retained earnings	172,186	168,514
Accumulated other comprehensive income	8,560	3,337
Treasury stock, at cost; 19,185 shares in 2009	–	(501)
Total shareholders’ equity	265,411	254,946
Total liabilities and shareholders’ equity	$2,929,853	$2,884,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content
	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
	CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)
		Three Months		Six Months
	Periods ended June 30,	2010	2009	2010	2009
	Interest income:
	Interest and fees on loans	$24,180	$24,147	$48,148	$48,286
Interest on securities:	Taxable	5,837	7,588	11,888	16,037
	Nontaxable	770	778	1,539	1,558
	Dividends on corporate stock and Federal Home Loan Bank stock	54	55	109	127
	Other interest income	13	9	34	26
	Total interest income	30,854	32,577	61,718	66,034
	Interest expense:
	Deposits	5,331	8,481	11,100	18,028
	Federal Home Loan Bank advances	6,000	7,112	12,219	14,339
	Junior subordinated debentures	447	479	1,077	958
	Other interest expense	243	244	485	489
	Total interest expense	12,021	16,316	24,881	33,814
	Net interest income	18,833	16,261	36,837	32,220
	Provision for loan losses	1,500	3,000	3,000	4,700
	Net interest income after provision for loan losses	17,333	13,261	33,837	27,520
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	5,153	4,402	10,170	8,524
	Mutual fund fees	1,105	993	2,215	1,908
	Financial planning, commissions and other service fees	505	559	684	935
	Wealth management services	6,763	5,954	13,069	11,367
	Service charges on deposit accounts	1,400	1,201	2,553	2,314
	Merchant processing fees	2,406	2,086	4,012	3,435
	Income from bank-owned life insurance	474	447	913	891
	Net gains on loan sales and commissions on loans originated for others	318	1,552	878	2,596
	Net realized gains on securities	–	257	–	314
	Net (losses) gains on interest rate swap contracts	(121)	341	(53)	401
	Other income	273	465	586	884
	Noninterest income, excluding other-than-temporary impairment losses	11,513	12,303	21,958	22,202
	Total other-than-temporary impairment losses on securities	(2,840)	–	(4,102)	(4,244)
	Portion of loss recognized in other comprehensive income (before taxes)	2,486	–	3,685	2,253
	Net impairment losses recognized in earnings	(354)	–	(417)	(1,991)
	Total noninterest income	11,159	12,303	21,541	20,211
	Noninterest expense:
	Salaries and employee benefits	11,726	10,359	23,227	20,834
	Net occupancy	1,237	1,122	2,461	2,348
	Equipment	1,014	1,036	2,011	2,011
	Merchant processing costs	2,057	1,780	3,414	2,923
	Outsourced services	855	568	1,610	1,354
	FDIC deposit insurance costs	784	2,143	1,578	2,794
	Legal, audit and professional fees	408	664	926	1,339
	Advertising and promotion	419	491	783	792
	Amortization of intangibles	290	308	581	616
	Other expenses	2,193	1,858	3,984	3,708
	Total noninterest expense	20,983	20,329	40,575	38,719
	Income before income taxes	7,509	5,235	14,803	9,012
	Income tax expense	2,211	1,470	4,333	2,577
	Net income	$5,298	$3,765	$10,470	$6,435
	Weighted average common shares outstanding – basic	16,104.6	15,983.6	16,081.3	15,963.2
	Weighted average common shares outstanding – diluted	16,143.1	16,037.4	16,116.3	16,009.1
Per share information:	Basic earnings per common share	$0.33	$0.24	$0.65	$0.40
	Diluted earnings per common share	$0.33	$0.23	$0.65	$0.40
	Cash dividends declared per share	$0.21	$0.21	$0.42	$0.42
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content
	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,	2010	2009
	Cash flows from operating activities:
	Net income	$10,470	$6,435
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	3,000	4,700
	Depreciation of premises and equipment	1,540	1,575
	Net amortization of premium and discount	207	229
	Net amortization of intangibles	581	616
	Share-based compensation	395	398
	Earnings from bank-owned life insurance	(913)	(891)
	Net gains on loan sales and commissions on loans originated for others	(878)	(2,596)
	Net realized gains on securities	–	(314)
	Net impairment losses recognized in earnings	417	1,991
	Net losses (gains) on interest rate swap contracts	53	(401)
	Proceeds from sales of loans	59,487	167,015
	Loans originated for sale	(57,518)	(167,604)
	(Increase) decrease in accrued interest receivable, excluding purchased interest	(56)	1,169
	Decrease (increase) in other assets	2,474	(2,685)
	(Decrease) increase in accrued expenses and other liabilities	(3,140)	617
	Net cash provided by operating activities	16,119	10,254
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(44,479)	–
	Other investment securities available for sale	(15,000)	(204)
Proceeds from sale of:	Other investment securities available for sale	711	1,604
Maturities and principal payments of:	Mortgage-backed securities available for sale	82,301	88,564
	Other investment securities available for sale	–	7,000
	Net increase in loans	(54,553)	(50,615)
	Purchases of loans, including purchased interest	(558)	(4,154)
	Proceeds from the sale of property acquired through foreclosure or repossession	219	367
	Purchases of premises and equipment	(1,253)	(1,993)
	Purchases of bank-owned life insurance	(5,000)	–
	Equity investment in real estate limited partnership	(414)	–
	Payment of deferred acquisition obligation	–	(2,509)
	Net cash (used in) provided by investing activities	(38,026)	38,060
	Cash flows from financing activities:
	Net increase in deposits	26,895	92,852
	Net decrease in other borrowings	(587)	(2,195)
	Proceeds from Federal Home Loan Bank advances	164,500	224,170
	Repayment of Federal Home Loan Bank advances	(156,679)	(365,359)
	Issuance of treasury stock, including deferred compensation plan activity	44	19
	Net proceeds from the issuance of common stock under dividend reinvestment plan	517	555
	Net proceeds from the exercise of stock options and issuance of other
	compensation-related equity instruments	558	117
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	47	303
	Cash dividends paid	(6,759)	(6,705)
	Net cash provided by (used in) financing activities	28,536	(56,243)
	Net increase (decrease) in cash and cash equivalents	6,629	(7,929)
	Cash and cash equivalents at beginning of period	57,260	58,190
	Cash and cash equivalents at end of period	$63,889	$50,261

Noncash Investing and Financing Activities:	Loans charged off	$2,538	$2,509
	Net transfer from loans to property acquired through foreclosure or repossession	630	236
	Reclassification of other-than-temporary
	impairment charge effective January 1, 2009	–	1,859
Supplemental Disclosures:	Interest payments	24,148	33,588
	Income tax payments	4,513	5,168
The accompanying notes are an integral part of these unaudited consolidated financial statements.

Table of Content

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of June 30, 2010 and December 31, 2009, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

(2) Recently Issued Accounting Pronouncements
Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” incorporates former SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” which was issued in June 2009 and was effective for interim and annual periods beginning after January 1, 2010.  These pending provisions of ASC 860 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to the transferred financial assets.  Among other things, the concept of a “qualifying special-purpose entity” is eliminated under these pending provisions of ASC 860, which also changes the requirements for derecognizing financial assets and requires additional disclosures.  The adoption of these provisions of ASC 860 did not have a material impact on the Corporation’s consolidated financial statements.

ASC 810, “Consolidations,” incorporates former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which was issued in June 2009 and was effective for interim and annual periods beginning after January 1, 2010.  These provisions of ASC 810 revise former FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” and change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated. Consolidation of variable interest entities would be based on the target entity’s purpose and design as well as the reporting entity’s ability to direct the target’s activities, among other criteria.  The adoption of these provisions of ASC 810 did not have an impact on the Corporation’s consolidated financial statements.

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update No. 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) was issued in January 2010 to update ASC 820 “Fair Value Measurements and Disclosures”.  ASU 2010-06 requires new disclosures (1) for significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers and (2) in the reconciliation of Level 3 presenting sales, issuances and settlements gross rather than one net number.  ASU 2010-06 also requires clarification of existing disclosures requiring (1) measurement disclosures for each “class” of assets and liabilities (a class being a subset of assets and liabilities within one line item in the statement of financial position) using judgment in determining the appropriate classes and (2) disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3.  The new disclosures and clarifications of existing disclosures were effective for interim and reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity Level 3 which will be effective for interim and annual periods beginning after December 15, 2010.  See Note 10 for the Corporation’s Fair Value Measurements disclosure.  The adoption of ASU-2010-06 is not expected to have a material impact on the Corporation’s consolidated financial statements.

Accounting Standards Update No. 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”) was issued in March 2010 and will be effective for interim and annual periods beginning after June 30, 2010.  ASU 2010-11 updates ASC 815 “Derivatives and Hedging” to clarify scope exceptions for embedded credit derivatives features related to the transfer of credit risk in the form of subordination of one financial instrument to another.  The adoption of ASU-2010-11 is not expected to have an impact on the Corporation’s consolidated financial statements.

Accounting Standards Update No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) was issued in July 2010.  ASU 2010-20 will significantly enhance disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses.  The FASB issued the ASU to give financial statement users greater transparency about entities’ credit-risk exposures and the allowance for credit losses.  The disclosures will provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses.  The disclosures as of the end of a reporting period are effective for interim and annual reporting periods ending on or after December 15, 2010.  The disclosures about activity that occurs during a reporting period are effective for interim and annual reporting periods beginning on or after December 15, 2010.  The amendments in this ASU encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  The adoption of ASU-2010-20 is not expected to have a material impact on the Corporation’s consolidated financial statements.

(3) Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  No market exists for shares of the FHLBB and therefore, they are carried at par value.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.  In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of June 30, 2010.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired.  If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.  The Corporation will continue to monitor its investment in FHLBB stock.

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4) Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security at June 30, 2010 and December 31, 2009 were as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
June 30, 2010	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$56,585	$4,312	$ −	$60,897
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	464,938	25,338	(110)	490,166
States and political subdivisions	79,464	3,123	(118)	82,469
Trust preferred securities:
Individual name issuers	30,582	−	(7,970)	22,612
Collateralized debt obligations	4,504	−	(3,632)	872
Corporate bonds	13,269	1,554	−	14,823
Common stocks	659	102	−	761
Perpetual preferred stocks	3,354	85	(101)	3,338
Total securities available for sale	$653,355	$34,514	$(11,931)	$675,938

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$41,565	$3,675	$ −	$45,240
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	503,115	20,808	(477)	523,446
States and political subdivisions	80,183	2,093	(214)	82,062
Trust preferred securities:
Individual name issuers	30,563	−	(9,977)	20,586
Collateralized debt obligations	4,966	−	(3,901)	1,065
Corporate bonds	13,272	1,434	−	14,706
Common stocks	658	111	−	769
Perpetual preferred stocks	3,354	396	(140)	3,610
Total securities available for sale	$677,676	$28,517	$(14,709)	$691,484

(1) Net of other-than-temporary impairment losses recognized in earnings.

Securities available for sale with a fair value of $509 million and $558 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at June 30, 2010 and December 31, 2009, respectively.  (See Note 7 to the Consolidated Financial Statements for additional discussion of FHLBB borrowings.)  In addition, securities available for sale with a fair value of $21.6 million and $22.2 million were pledged for potential use at the Federal Reserve Bank discount window at June 30, 2010 and December 31, 2009, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $6.4 million and $7.2 million were designated in rabbi trusts for nonqualified retirement plans at June 30, 2010 and December 31, 2009, respectively.  Securities available for sale with a fair value of $3.4 million and $2.6 million were pledged as collateral to secure certain interest rate swap agreements at June 30, 2010 and December 31, 2009, respectively.

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities held at June 30, 2010 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2010	2009	2010	2009
Balance at beginning of period	$2,559	$1,350	$2,496	$–
Credit-related impairment loss on debt securities for
which an other-than-temporary impairment was not
previously recognized	–	–	–	1,350
Additional increases to the amount of credit-related
impairment loss on debt securities for which an other-
than-temporary impairment was previously recognized	354	–	417	–
Balance at end of period	$2,913	$1,350	$2,913	$1,350

During the three and six months ended June 30, 2010, credit-related impairment losses of $354 thousand and $417 thousand, respectively, were recognized in earnings on pooled trust preferred debt securities not expected to be sold.  The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.  All cash flow estimates were based on the underlying security’s tranche structure and contractual rate and maturity terms.  The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche.  This ratio was then multiplied by the principal balance of Washington Trust’s holding to determine the credit-related impairment loss.  The estimates used in the determination of the present value of the expected cash flows are susceptible to changes in future periods, which could result in additional credit-related impairment losses.

The following table summarizes temporarily impaired securities as of June 30, 2010, segregated by length of time the securities have been in a continuous unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At June 30, 2010	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government agencies and U.S. government-sponsored enterprises	–	$–	$–	11	$31,888	$110	11	$31,888	$110
States and
political subdivisions	–	–	–	4	3,184	118	4	3,184	118
Trust preferred securities:
Individual name issuers	–	–	–	11	22,612	7,970	11	22,612	7,970
Collateralized debt obligations	–	–	–	2	872	3,632	2	872	3,632
Subtotal, debt securities	–	–	–	28	58,556	11,830	28	58,556	11,830
Perpetual preferred stocks	–	–	–	5	2,318	101	5	2,318	101
Total temporarily
impaired securities	–	$–	$–	33	$60,874	$11,931	33	$60,874	$11,931

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
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

Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation or worsening of the current economic downturn, or additional declines in real estate values, among other things, may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods, and the Corporation may incur additional write-downs.

Trust preferred debt securities of individual name issuers:
Included in debt securities in an unrealized loss position at June 30, 2010 were 11 trust preferred security holdings issued by seven individual companies in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $8.0 million at June 30, 2010.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of June 30, 2010, trust preferred debt securities with a carrying value of $11.8 million and unrealized losses of $3.7 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this quarterly report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Trust preferred debt securities in the form of collateralized debt obligations:
At June 30, 2010, Washington Trust had two pooled trust preferred holdings in the form of collateralized debt obligations with unrealized losses of $3.6 million.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both these

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to remain at low levels.

In the first quarter of 2009, an adverse change occurred in the expected cash flows for one of the trust preferred collateralized debt obligation securities indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of this security.  In the first quarter of 2009, the Corporation recognized a $1.4 million credit-related impairment loss in earnings for this trust preferred collateralized debt security, with a commensurate adjustment to reduce the amortized cost of this security. This security was downgraded to a below investment grade rating of “Caa3” by Moody’s Investors Service Inc. (“Moody’s”) on March 27, 2009 and was placed on nonaccrual status as of March 31, 2009.  On October 30, 2009, Moody’s downgraded this security to a rating of “Ca.”  Through the filing date of this report, there have been no further rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.  In April 2010, this investment security began deferring a portion of interest payments.  The analysis of this security as of June 30, 2010 indicated that an adverse change occurred in the expected cash flows for this security and resulted in an additional credit-related impairment loss of $354 thousand being recognized in earnings in the second quarter of 2010.

During the fourth quarter of 2008, the Corporation’s other trust preferred collateralized debt obligation security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.9 million.  This investment security was also placed on nonaccrual status as of December 31, 2008.  In connection with the first quarter 2009 early adoption of the provisions of ASC 320, “Investments – Debt and Equity Securities” and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified the noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.2 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by $1.9 million, the amount of the cumulative effect adjustment before taxes.  This security was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  During the third quarter of 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized a $467 thousand credit-related impairment loss in earnings, with a commensurate adjustment to reduce the amortized cost of this security in the third quarter of 2009.  The analysis of the expected cash flows for this security as of December 31, 2009 resulted in an additional credit-related impairment loss of $679 thousand being recognized in earnings in the fourth quarter of 2009.  An additional credit-related impairment loss of $63 thousand was recognized in earnings in the first quarter of 2010 based on the analysis of the expected cash flows for this security as of March 31, 2010.  This security was downgraded to a rating of “C” by Moody’s on June 24, 2010.  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. The analysis of the expected cash flows for this security as of June 30, 2010 did not result in further credit-related impairment loss for the quarter ended June 30, 2010.

Based on information available through the filing date of this report, there have been no further adverse changes in the deferral or default status of the underlying issuer institutions within either of these trust preferred collateralized debt

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

obligations.  Based on cash flow forecasts for these securities, management expects to recover the remaining amortized cost of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider the unrealized losses on these investments to be other-than-temporary at June 30, 2010.

(5) Loans
The following is a summary of loans:

(Dollars in thousands)		June 30, 2010		December 31, 2009
		Amount	%	Amount	%
Commercial:	Mortgages (1)	$510,315	26%	$496,996	26%
	Construction and development (2)	67,215	3%	72,293	4%
	Other (3)	441,827	23%	415,261	21%
	Total commercial	1,019,357	52%	984,550	51%

Residential real estate:	Mortgages (4)	610,245	31%	593,981	31%
	Homeowner construction	12,368	1%	11,594	1%
	Total residential real estate	622,613	32%	605,575	32%

Consumer:	Home equity lines (5)	218,440	11%	209,801	11%
	Home equity loans (5)	57,682	3%	62,430	3%
	Other (6)	54,406	2%	57,312	3%
	Total consumer	330,528	16%	329,543	17%
Total loans (7)		$1,972,498	100%	$1,919,668	100%

(1)	Amortizing mortgages and lines of credit, primarily secured by income producing property. $132 million of these loans at June 30, 2010 were pledged as collateral for FHLBB borrowings (see Note 7).
(2)	Loans for construction of residential and commercial properties and for land development.
(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. At June 30, 2010, $37 million of these loans were pledged as collateral for FHLBB borrowings and $66 million of these loans were collateralized for the discount window at the Federal Reserve Bank (see Note 7).

(4)	A substantial portion of these loans is used as qualified collateral for FHLBB borrowings (see Note 7 for additional discussion of FHLBB borrowings).
(5)	A significant portion of these loans was pledged as collateral for FHLBB borrowings (see Note 7).
(6)	Fixed rate consumer installment loans.
(7)
Net of unamortized loan origination costs, net of fees, totaling $319 thousand and $103 thousand at June 30, 2010 and December 31, 2009, respectively.  Also includes $32 thousand and $140 thousand of net discounts on purchased loans at June 30, 2010 and December 31, 2009, respectively.

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

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	June 30, 2010	December 31, 2009
Nonaccrual commercial loans, excluding troubled debt restructured loans:
Commercial mortgages	$5,694	$11,588
Other commercial	8,117	8,847
Total nonaccrual commercial loans, excluding troubled debt restructured loans	13,811	20,435
Nonaccrual troubled debt restructured loans:
Commercial mortgages	986	–
Other commercial	301	228
Residential real estate mortgages	381	336
Consumer	43	45
Nonaccrual troubled debt restructured loans	1,711	609
Accruing troubled debt restructured loans:
Commercial mortgages	6,176	5,566
Other commercial	2,224	540
Residential real estate mortgages	2,234	2,736
Consumer	997	858
Accruing troubled debt restructured loans	11,631	9,700
Total troubled debt restructured loans	13,342	10,309
Other:
Nonaccrual residential real estate mortgages	1,955	772
Accruing consumer	77	38
Total other	2,032	810
Total recorded investment in impaired loans	$29,185	$31,554

(Dollars in thousands)	June 30, 2010	December 31, 2009
Impaired loans requiring an allowance	$19,856	$19,480
Impaired loans not requiring an allowance	9,329	12,074
Total recorded investment in impaired loans	$29,185	$31,554
Loss allocation on impaired loans	$2,736	$2,459

(Dollars in thousands)

Three months ended June 30,	2010	2009
Average recorded investment in impaired loans	$31,289	$12,880
Interest income recognized on impaired loans	$427	$92

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
		Three months		Six months
Periods ended June 30,		2010	2009	2010	2009
Balance at beginning of period		$27,711	$24,498	$27,400	$23,725
Charge-offs:
Commercial:	Mortgages	(533)	(794)	(1,026)	(1,255)
	Construction and development	–	–	–	–
	Other	(561)	(515)	(1,096)	(956)
Residential real estate:	Mortgages	(116)	(127)	(287)	(159)
	Homeowner construction	–	–	–	–
Consumer		(53)	(47)	(129)	(139)
Total charge-offs		(1,263)	(1,483)	(2,538)	(2,509)
Recoveries:
Commercial:	Mortgages	2	–	4	–
	Construction and development	–	–	–	–
	Other	3	–	30	92
Residential real estate:	Mortgages	26	–	76	–
	Homeowner construction	–	–	–	–
Consumer		6	36	13	43
Total recoveries		37	36	123	135
Net charge-offs		(1,226)	(1,447)	(2,415)	(2,374)
Provision charged to expense		1,500	3,000	3,000	4,700
Balance at end of period		$27,985	$26,051	$27,985	$26,051

(7) Borrowings
 Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $615 million at June 30, 2010 and $607 million at December 31, 2009.

In connection with the Corporation’s ongoing interest rate risk management efforts, in January 2010, the Corporation modified the terms to extend the maturity dates of $50 million of its FHLBB advances with original maturity dates in 2011 and 2012.  In April 2010, the Corporation modified the terms to extend the maturity dates of an additional $38.5 million of its FHLBB advances with original maturity dated in 2010 and 2011.  The following table presents maturities and weighted average interest rates paid on FHLBB advances outstanding at June 30, 2010:

(Dollars in thousands)
	Scheduled	Redeemed at	Weighted
	Maturity	Call Date (1)	Average Rate (2)
July 1, 2010 through December 31, 2010	$108,925	$121,925	2.34%
2011	61,539	53,539	3.84%
2012	122,365	122,365	4.20%
2013	162,034	157,034	3.90%
2014	68,562	68,562	3.99%
2015	27,810	27,810	4.07%
2016 and after	63,911	63,911	5.07%
Balance at June 30, 2010	$615,146	$615,146

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at June 30, 2010.  Under agreement with the FHLBB, the Bank is required to maintain

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at June 30, 2010.  Included in the collateral were securities available for sale with a fair value of $318 million and $370 million that were specifically pledged to secure FHLBB borrowings at June 30, 2010 and December 31, 2009, respectively.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

(8) Shareholders’ Equity
2006 Stock Repurchase Plan:
The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  There is no set expiration date for this repurchase plan.  The Corporation plans to hold the repurchased shares as treasury stock to be used for general corporate purposes.  As of June 30, 2010, a cumulative total of 185,400 shares have been repurchased.  These shares were repurchased in 2007 at a total cost of $4.8 million.

Regulatory Capital Requirements:
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at June 30, 2010 and December 31, 2009, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of June 30, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$250,371	12.47%	$160,633	8.00%	$200,791	10.00%
Bank	$248,033	12.37%	$160,442	8.00%	$200,553	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$225,196	11.22%	$80,316	4.00%	$120,475	6.00%
Bank	$222,887	11.11%	$80,221	4.00%	$120,332	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$225,196	7.94%	$113,492	4.00%	$141,865	5.00%
Bank	$222,887	7.86%	$113,399	4.00%	$141,749	5.00%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$244,382	12.40%	$157,615	8.00%	$197,019	10.00%
Bank	$242,536	12.32%	$157,470	8.00%	$196,838	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$219,552	11.14%	$78,808	4.00%	$118,212	6.00%
Bank	$217,729	11.06%	$78,735	4.00%	$118,103	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$219,552	7.82%	$112,269	4.00%	$140,336	5.00%
Bank	$217,729	7.76%	$112,165	4.00%	$140,206	5.00%

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

Table of Content

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

(Dollars in thousands)	June 30, 2010	December 31, 2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$161,485	$186,943
Home equity lines	185,126	185,892
Other loans	19,554	25,691
Standby letters of credit	9,264	8,712
Equity commitment to an affordable housing partnership	276	690
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	26,041	15,898
Commitments to sell fixed rate mortgage loans	34,826	25,791
Customer related derivative contracts:
Interest rate swaps with customers	60,362	53,725
Mirror swaps with counterparties	60,362	53,725
Interest rate risk management contracts:
Interest rate swap contracts	32,991	10,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At June 30, 2010 and December 31, 2009, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.3 million and $8.7 million, respectively.  At June 30, 2010 and December 31, 2009, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three and six months ended June 30, 2010 and 2009 was insignificant.

At June 30, 2010, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Equity Commitment
Equity commitment to an affordable housing partnership represents funding commitments by Washington Trust to a limited partnership.  This partnership was created for the purpose of renovating and operating a low-income housing project.  The funding of these commitments is generally contingent upon substantial completion of the project.

Table of Content

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

As of December 31, 2009, the Bancorp had an interest rate swap contract designated as a cash flow hedge to hedge the interest rate risk associated with $10 million of variable rate junior subordinated debentures.  The interest rate swap contract had a notional amount of $10 million and was to mature in 2013.  In March 2010, this swap was terminated.  At the time of termination, the unrealized losses were immaterial.

During April 2010, the Bancorp entered into an interest rate swap contract with a total notional amount of $10.3 million.  The interest rate swap contract was designated as a cash flow hedge with the objective of converting the floating rate on its junior subordinated debentures issued in April 2008 to a fixed rate of interest.

During May 2010, the Bancorp entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $22.7 million.  These interest rate swap contracts were designated as cash flow hedges and were entered into to hedge the interest rate risk associated with $22.7 million in junior subordinated debentures that were issued in August of 2005 with a fixed rate of interest until the third quarter of 2010.

The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.

The Bancorp pledged collateral to derivative counterparties in the form of cash totaling $850 thousand as of June 30, 2010.  No collateral was posted from the counterparties to the Bancorp as of June 30, 2010.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The Bank has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At June 30, 2010 and December 31, 2009, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $60.4 million and $53.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated.

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2010	Dec. 31, 2009	Balance Sheet Location	June 30, 2010	Dec. 31, 2009
Derivatives designated as cash flow hedging instruments under SFAS No. 133:
Interest rate risk management contracts:
Interest rate swap contracts		$–	$–	Accrued expenses & other liabilities	$863	$434
Derivatives not designated as hedging instruments under SFAS No. 133
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	268	22	Accrued expenses & other liabilities	28	180
Commitments to sell fixed rate mortgage loans	Other assets	29	342	Accrued expenses & other liabilities	453	31
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	3,932	1,704		–	–
Mirror swaps with counterparties		–	–	Accrued expenses & other liabilities	4,065	1,691
Total		$4,229	$2,068		$5,409	$2,336

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated.

(Dollars in thousands)					Location of Gain
	Gain (Loss)				(Loss) Recognized in
	Recognized in Other				Income on Derivative	Gain (Loss)
	Comprehensive				(Ineffective Portion	Recognized in Income
	Income				and Amount	on Derivative
	(Effective Portion)				Excluded from	(Ineffective Portion)
	Three Months		Six Months		Effectiveness	Three Months		Six Months
Periods ended June 30,	2010	2009	2010	2009	Testing)	2010	2009	2010	2009
Derivatives in cash flow hedging relationships:
Interest rate risk management contracts:
Interest rate swap contracts	$(551)	$(64)	$(544)	$(64)	Interest Expense	$ –	$(24)	$(78)	$(24)
Total	$(551)	$(64)	$(544)	$(64)		$ –	$(24)	$(78)	$(24)

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)		Amount of Gain (Loss)
	Location of Gain	Recognized in Income on Derivative
	(Loss) Recognized in	Three Months		Six Months
Periods ended June 30,	Income on Derivative	2010	2009	2010	2009
Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$249	$(657)	$398	$(433)
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	(442)	814	(735)	507
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	2,007	8	3,114	135
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(2,128)	224	(3,167)	149
Interest rate risk management contract:
Interest rate swap contracts	Net gains (losses) on interest rate swaps	–	109	–	117
Total		$(314)	$498	$(390)	$475

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

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government-sponsored enterprises, mortgage-backed securities issued by U.S. government agencies and government-sponsored enterprises, municipal bonds, trust preferred securities, corporate bonds and certain preferred equity securities.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of June 30, 2010 and December 31, 2009, Level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of June 30, 2010, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continues to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The

Table of Content

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

Table of Content

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

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

	(Dollars in thousands)					Assets/
		Fair Value Measurements Using				Liabilities at
	June 30, 2010	Level 1	Level 2	Level 3		Fair Value
	Assets:
	Securities available for sale:
	Obligations of U.S. government-sponsored enterprises	$–	$60,897		$–	$60,897
	Mortgage-backed securities issued by U.S. government
	agencies and U.S. government-sponsored enterprises	–	490,166		–	490,166
	States and political subdivisions	–	82,469		–	82,469
Trust preferred securities:	Individual name issuers	–	22,612		–	22,612
	Collateralized debt obligations	–	–		872	872
	Corporate bonds	–	14,823		–	14,823
	Common stocks	761	–		–	761
	Perpetual preferred stocks	2,843	495		–	3,338
	Derivative assets (1)
	Interest rate swap contracts with customers	–	3,932		–	3,932
	Forward loan commitments	–	–		297	297
	Total assets at fair value on a recurring basis	$3,604	$675,394		$1,169	$680,167
	Liabilities:
	Derivative liabilities (1)
	Mirror swaps with counterparties	$–	$4,065	$	−	$4,065
	Interest rate risk management contracts	−	863		−	863
	Forward loan commitments	–	–		481	481
	Total liabilities at fair value on a recurring basis	$–	$4,928		$481	$5,409

(1)	Derivative assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	(Dollars in thousands)				Assets/
		Fair Value Measurements Using			Liabilities at
	December 31, 2009	Level 1	Level 2	Level 3	Fair Value
	Assets:
	Securities available for sale:
	Obligations of U.S. government-sponsored enterprises	$–	$45,240	$–	$45,240
	Mortgage-backed securities issued by U.S. government
	agencies and U.S. government-sponsored enterprises	–	523,446	–	523,446
	States and political subdivisions	–	82,062	–	82,062
Trust preferred securities:	Individual name issuers	–	20,586	–	20,586
	Collateralized debt obligations	–	–	1,065	1,065
	Corporate bonds	–	14,706	–	14,706
	Common stocks	769	–	–	769
	Perpetual preferred stocks	3,183	427	–	3,610
	Derivative assets (1)
	Interest rate swap contracts with customers	–	1,704	–	1,704
	Forward loan commitments	–	–	364	364
	Total assets at fair value on a recurring basis	$3,952	$688,171	$1,429	$693,552
	Liabilities:
	Derivative liabilities (1)
	Mirror swaps with counterparties	$–	$1,691	$–	$1,691
	Interest rate risk management contract	–	434	–	434
	Forward loan commitments	–	–	211	211
	Total liabilities at fair value on a recurring basis	$–	$2,125	$211	$2,336

(1)	Derivative assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, Level 2 and Level 3 during the six months ended June 30, 2010 and 2009.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Three months ended June 30,	2010			2009
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities) (2)	Total	for Sale (1)	(Liabilities) (2)	Total
Balance at beginning of period	$1,154	$9	$1,163	$1,928	$(108)	$1,820
Gains and losses (realized and unrealized):
Included in earnings (3)	(354)	(193)	(547)	–	157	157
Included in other comprehensive income	72	–	72	(47)	–	(47)
Purchases, issuances and settlements (net)	–	–	–	–	–	–
Transfers into Level 3	–	–	–	–	–	–
Transfers out of Level 3	–	–	–	–	–	–
Balance at end of period	$872	$(184)	$688	$1,881	$49	$1,930

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30,	2010			2009
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities) (2)	Total	for Sale (1)	(Liabilities) (2)	Total
Balance at beginning of period	$1,065	$153	$1,218	$1,940	$(25)	$1,915
Gains and losses (realized and unrealized):
Included in earnings (3)	(417)	(337)	(754)	(1,350)	74	(1,276)
Included in other comprehensive income	224	–	224	1,291	–	1,291
Purchases, issuances and settlements (net)	–	–	–	–	–	–
Transfers into Level 3	–	–	–	–	–	–
Transfers out of Level 3	–	–	–	–	–	–
Balance at end of period	$872	$(184)	$688	$1,881	$49	$1,930

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
(3)
Losses included in earnings for Level 3 securities available for sale consisted for credit-related impairment losses on two Level 3 pooled trust preferred debt securities.  Credit-related impairment losses of $354 thousand were recognized during the second quarter of 2010.  There were no such losses recognized in the second quarter of 2009.  Credit-related impairment losses totaled $417 thousand and $1.35 million for the six months ended June 30, 2010 and 2009, respectively.  The losses included in earnings for Level 3 derivative assets and liabilities were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2010.

(Dollars in thousands)	Carrying Value at June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$1,971	$853	$2,824
Loan servicing rights	–	–	492	492
Property acquired through foreclosure or repossession	–	–	535	535
Total assets at fair value on a nonrecurring basis	$–	$1,971	$1,880	$3,851

Collateral dependent impaired loans with a carrying value of $2.8 million at June 30, 2010 were subject to nonrecurring fair value measurement during the six months ended June 30, 2010.  As of June 30, 2010 the allowance for loan losses allocation on these loans amounted to $1.5 million.

During the six months ended June 30, 2010, certain mortgage loans held for sale were written down to their fair value resulting in a valuation allowance increase of $26 thousand, which was recorded as a component of net gains on loan sales and commissions on loans originated for others in the Corporation’s Consolidated Statement of Income.

During the six months ended June 30, 2010, property acquired through foreclosures or repossession with a fair value of $414 thousand was transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value, were written down to fair value through a charge to the allowance for loan losses.  Subsequent to foreclosures, valuations are updated periodically, and assets may be marked down further, reflecting a new cost basis.  Subsequent valuation adjustments resulted in a charge of $50 thousand to earnings in the three and six months ended June 30, 2010.

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2009.

(Dollars in thousands)	Carrying Value at June 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$4,452	$1,837	$6,289
Mortgage loans held for sale	–	1,560	–	1,560
Total assets at fair value on a nonrecurring basis	$–	$6,012	$1,837	$7,849

Collateral dependent impaired loans with a carrying value of $6.3 million at June 30, 2009 were subject to nonrecurring fair value measurement during the six months ended June 30, 2009.  As of June 30, 2009, the allowance for loan losses allocation on these loans amounted to $2.2 million.

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

The following table presents the fair values of financial instruments:

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$63,889	$63,889	$57,260	$57,260
Mortgage loans held for sale	8,798	9,109	9,909	10,107
Securities available for sale	675,938	675,938	691,484	691,484
FHLBB stock	42,008	42,008	42,008	42,008
Loans, net of allowance for loan losses	1,944,513	2,021,153	1,892,268	1,936,997
Accrued interest receivable	9,195	9,195	9,137	9,137
Bank-owned life insurance	50,871	50,871	44,957	44,957
Customer related interest rate swap contracts	3,932	3,932	1,704	1,704
Forward loan commitments (1)	297	297	364	364

Financial Liabilities:
Noninterest-bearing demand deposits	$225,494	$225,494	$194,046	$194,046
NOW accounts	234,014	234,014	202,367	202,367
Money market accounts	378,004	378,004	403,333	403,333
Savings accounts	209,616	209,616	191,580	191,580
Time deposits	902,777	914,625	931,684	941,090
FHLBB advances	615,146	656,041	607,328	638,269
Junior subordinated debentures	32,991	24,399	32,991	20,126
Securities sold under repurchase agreements	19,500	20,808	19,500	21,041
Other borrowings	1,414	1,414	2,001	2,001
Accrued interest payable	5,086	5,086	5,818	5,818
Customer related interest rate swap contracts	4,065	4,065	1,691	1,691
Interest rate risk management contract	863	863	434	434
Forward loan commitments (1)	481	481	211	211

(1) Interest rate lock commitments written for our residential mortgage loans that we intend to sell.

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11) Defined Benefit Pension Plans

For the periods indicated, the composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified				Non-Qualified
	Pension Plan				Retirement Plans
	Three months		Six months		Three months		Six months
Periods ended June 30,	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$585	$592	$1,169	$1,185	$23	$26	$46	$53
Interest cost	626	573	1,253	1,146	129	141	258	282
Expected return on plan assets	(630)	(612)	(1,260)	(1,225)	-	-	-	-
Amortization of transition asset	–	–	–	–	-	-	-	-
Amortization of prior service cost	(9)	(9)	(17)	(17)	2	6	4	13
Recognized net actuarial loss	80	77	160	152	5	8	10	14
Curtailment loss	–	–	–	–	–	–	–	97
Net periodic benefit cost	$652	$621	$1,305	$1,241	$159	$181	$318	$459

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $2.0 million to its qualified pension plan and $676 thousand in benefit payments to its non-qualified retirement plans in 2010.  During the six months ended June 30, 2010, $2.5 million of contributions have been made to the qualified pension plan and $213 thousand in benefit payments have been made to the non-qualified retirement plans.  The Corporation presently anticipates contributing an additional $203 thousand in benefit payments to the non-qualified retirement plans throughout the remainder of 2010.

(12) Share-Based Compensation Arrangement
Washington Trust has two share-based compensation plans, Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”), and Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), (collectively “the Plans”).

Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

(Dollars in thousands)
	Three months		Six months
Periods ended June 30,	2010	2009	2010	2009
Share-based compensation expense	$218	$183	$395	$398
Related tax benefit	$78	$65	$141	$141

During the six months ended June 30, 2010, the Corporation granted 83,700 non-qualified share options to certain key employees.  The share options awarded were granted with three-year cliff vesting and also provide for accelerated vesting if there is a change in control, death or retirement (as defined in the plans).

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value of the share option award granted in the second quarter of 2010 was estimated on the date of grant using the Black-Scholes Option-Pricing Model based on assumptions noted in the following table.  Washington Trust uses historical data to estimate share option exercise and employee departure behavior used in the option-pricing model; groups of employees that have similar historical behavior are considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the share option was based on the U.S. Treasury yield curve in effect at the date of grant.

2010
Expected term (years)	9.0
Expected dividend yield	3.16%
Weighted average expected volatility	41.95
Expected forfeiture rate	0%
Weighted average risk-free interest rate	3.42%

The weighted average grant-date fair value of the share options awarded for the six months ended June 30, 2010 was $6.29.  There were no share options awarded during the six months ended June 30, 2009.

A summary of share option activity under the Plans as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:
(Dollars in thousands)	Number	Weighted	Weighted Average
	Of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2010	901,559	$21.98
Granted	83,700	17.52
Exercised	81,757	15.52
Forfeited or expired	30,062	19.89
Outstanding at June 30, 2010	873,440	$22.23	4.4 years	$5
As of June 30, 2010:
Options exercisable	674,358	$22.73	3.1 years	$3
Options expected to vest in future periods	199,082	$20.52	8.9 years	$2

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of share options exercised during the six months ended June 30, 2010 and 2009 was $212 thousand and $40 thousand, respectively.

During the first six months of 2010, the Corporation granted 46,500 nonvested share units to directors and certain key employees.  The nonvested share units awarded were granted with one to three-year cliff vesting and also provide for accelerated vesting if there is a change in control, death or retirement (as defined in the plans).

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of Washington Trust’s nonvested shares as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	43,607	$23.30
Granted	46,500	17.86
Vested	(600)	24.20
Forfeited	–	–
Nonvested at June 30, 2010	89,507	$20.46

During the first six months of 2010, performance share awards were granted providing certain executives the opportunity to earn shares of common stock of the Corporation, the number of which will be determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The number of shares to be earned ranges from zero to 25,000 shares, subject to the attainment of specified performance goals discussed below.

The performance share awards were granted at $15.11, which was the fair market value at the date of grant with a three year vesting period.  The number of shares awarded will range from zero to 200% of the target number of shares (12,500) dependent upon the Corporation’s core return on equity and core earnings per share growth ranking at the end of the vesting term.  The current assumption based on the most recent peer group information results in the shares vesting at 132% of the target, or 16,500 shares.  The Corporation has recognized compensation expense based on this assumption and will make the necessary adjustments each time the percentage of the target shares is adjusted.  If the goals are not met, no compensation cost will be recognized and any recognized compensation costs will be reversed.  The performance share awards provide for accelerated vesting if there is a change in control, death, disability or retirement (as defined in the plans).

A summary of the status of Washington Trust’s performance share awards as of June 30, 2010, and changes during the six months ended June 30, 2010, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Performance shares at January 1, 2010	7,232	$24.12
Granted	16,500	15.11
Vested	−	–
Forfeited	(240)	24.12
Performance shares at June 30, 2010	23,492	$17.79

As of June 30, 2010, there was $1.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the plans.  That cost is expected to be recognized over a weighted average period of 2.4 years.

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

Table of Content
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2010	2009	2010	2009	2010	2009	2010	2009
Net interest income (expense)	$18,377	$17,128	$(18)	$(17)	$474	$(850)	$18,833	$16,261
Noninterest income (expense)	4,276	5,501	6,763	5,954	120	848	11,159	12,303
Total income	22,653	22,629	6,745	5,937	594	(2)	29,992	28,564

Provision for loan losses	1,500	3,000	–	–	–	–	1,500	3,000
Depreciation and amortization expense	568	633	366	423	124	37	1,058	1,093
Other noninterest expenses	12,453	12,534	4,673	4,284	2,799	2,418	19,925	19,236
Total noninterest expenses	14,521	16,167	5,039	4,707	2,923	2,455	22,483	23,329
Income (loss) before income taxes	8,132	6,462	1,706	1,230	(2,329)	(2,457)	7,509	5,235
Income tax expense (benefit)	2,771	2,253	602	435	(1,162)	(1,218)	2,211	1,470
Net income (loss)	$5,361	$4,209	$1,104	$795	$(1,167)	$(1,239)	$5,298	$3,765

Total assets at period end	2,063,381	1,962,813	50,132	49,730	816,340	907,265	2,929,853	2,919,808
Expenditures for long-lived assets	390	987	58	463	192	95	640	1,545

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2010	2009	2010	2009	2010	2009	2010	2009
Net interest income (expense)	$36,407	$33,070	$(34)	$(31)	$464	$(819)	$36,837	$32,220
Noninterest income (expense)	7,947	9,339	13,069	11,367	525	(495)	21,541	20,211
Total income	44,354	42,409	13,035	11,336	989	(1,314)	58,378	52,431

Provision for loan losses	3,000	4,700	–	–	–	–	3,000	4,700
Depreciation and amortization expense	1,185	1,283	762	831	174	77	2,121	2,191
Other noninterest expenses	23,911	23,437	9,394	8,771	5,149	4,320	38,454	36,528
Total noninterest expenses	28,096	29,420	10,156	9,602	5,323	4,397	43,575	43,419
Income (loss) before income taxes	16,258	12,989	2,879	1,734	(4,334)	(5,711)	14,803	9,012
Income tax expense (benefit)	5,601	4,530	1,018	616	(2,286)	(2,569)	4,333	2,577
Net income (loss)	$10,658	$8,459	$1,861	$1,118	$(2,049)	$(3,142)	$10,470	$6,435

Total assets at period end	2,045,856	1,962,813	51,663	49,730	832,334	907,265	2,929,853	2,919,808
Expenditures for long-lived assets	960	1,320	47	524	246	149	1,253	1,993

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

Table of Content

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

(14) Comprehensive Income
(Dollars in thousands)

Three months ended June 30,	2010	2009
Net income	$5,298	$3,765
Unrealized holding gains on securities available for sale, net of income tax expense of $1,878 in 2010 and $1,293 in 2009	3,401	2,334
Noncredit-related losses on securities not expected to be sold, net of income tax benefit of $884 in 2010	(1,601)	–
Unrealized (losses) gains on cash flow hedge derivative instruments, net of income tax benefit of $307 in 2010 and income tax expense of $30 in 2009	(556)	54
Less reclassification adjustments:
Losses (gains) on securities, net of income tax benefit of $1,010 in 2010 and income tax expense of $92 in 2009	1,830	(166)
Gains on derivative instruments, net of income tax expense of $3 in 2010 and $6 in 2009	5	11
Net periodic pension cost, net of income tax expense of $28 in 2010 and $29 in 2009	50	52
Total comprehensive income	$8,427	$6,050

(Dollars in thousands)

Six months ended June 30,	2010	2009
Net income	$10,470	$6,435
Unrealized holding gains on securities available for sale, net of income tax expense of $2,961 in 2010 and $3,494 in 2009	5,397	6,307
Noncredit-related losses on securities not expected to be sold, net of income tax benefit of $1,310 in 2010 and $803 in 2009	(2,374)	(1,450)
Unrealized (losses) gains on cash flow hedge derivative instruments, net of income tax benefit of $372 in 2010 and income tax expense of $30 in 2009	(673)	54
Less reclassification adjustments:
Losses on securities, net of income tax benefit of $1,459 in 2010 and $598 in 2009	2,643	1,079
Gains (losses) on derivative instruments, net of income tax expense of $71 in 2010 and income tax benefit of $11 in 2009	129	(19)
Net periodic pension cost, net of income tax expense of $56 in 2010 and $58 in 2009	101	104
Total comprehensive income	$15,693	$12,510

Table of Content

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(15) Earnings Per Common Share
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

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)
	Three Months		Six Months
Periods ended June 30,	2010	2009	2010	2009
Net income	$5,298	$3,765	$10,470	$6,435
Less: Dividends and undistributed earnings allocated to participating securities	(19)	(7)	(27)	(18)
Net income applicable to common shareholders	5,279	3,758	10,443	6,417

Weighted average basic common shares	16,104.6	15,983.6	16,081.3	15,963.2
Dilutive effect of:
Options	6.7	15.0	5.5	10.5
Other	31.8	38.8	29.5	35.4
Weighted average diluted common shares	16,143.1	16,037.4	16,116.3	16,009.1

Earnings per common share:
Basic	$0.33	$0.24	$0.65	$0.40
Diluted	$0.33	$0.23	$0.65	$0.40

Weighted average stock options outstanding, not included in common stock equivalents above because they were anti-dilutive, totaled 717 thousand and 698 thousand for the three months ended June 30, 2010 and 2009, respectively These amounts totaled 707 thousand and 817 thousand for the six months ended June 30, 2010 and 2009, respectively.

(16) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business.  Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

Table of Content

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

Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines such as the recently-enacted Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, as filed with the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this quarterly report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation considers the following to be its critical accounting policies: allowance for loan losses, review of goodwill and intangible assets for impairment, and valuation of investment securities for impairment.  There have been no significant changes in the Corporation’s critical accounting policies from those disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

Our financial results are affected by interest rate volatility, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  Since the latter part of 2008, market and economic conditions have been severely impacted by deterioration in credit conditions.  Concerns about future economic growth, lower consumer confidence, contraction of credit availability and lower corporate earnings continue to challenge the economy.  The rate of unemployment remained at its highest level in several years.

Table of Content

Management believes that the weakened local and national economic conditions continue to negatively impact the credit quality of our loans.  These conditions, including high unemployment levels, may continue for the next few quarters.

On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Act”) into law.  The Act comprehensively reforms the regulation of financial institutions, products and services.  Among other things, the Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital.  Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as Washington Trust.  The Act permanently raises deposit insurance levels to $250 thousand, retroactive to January 1, 2008, and extends for two years the Transaction Account Guarantee Program, which will become mandatory for all insured depository institutions.  Pursuant to the Act, deposit insurance assessments will be calculated based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio will be raised to 1.35%.  In addition, the Act authorizes the Federal Reserve Board to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages.  The Act restricts the ability of financial institutions to conduct proprietary trading and trade certain derivatives.  The Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the Federal Reserve Board.  The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services.

The Act grants the SEC express authority to adopt rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments.  Pursuant to modifications of the proxy rules under the Act, the Bancorp will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities.  The Act also requires that stock exchanges amend their listing rules (i) to require, among other things, that each listed company’s compensation committee be granted the authority and funding to retain independent advisors and (ii) to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.

Composition of Earnings
Net income for the second quarter of 2010 amounted to $5.3 million, or 33 cents per diluted share; compared to $3.8 million, or 23 cents per diluted share, reported for the second quarter a year earlier.  The returns on average equity and average assets for the second quarter of 2010 were 8.05% and 0.73%, respectively, compared to 6.22% and 0.52%, respectively, for the same quarter in 2009.

Net income for the six months ended June 30, 2010 amounted to $10.5 million, or 65 cents per diluted share, compared to the $6.4 million, or 40 cents per diluted share, for the same period in 2009.  The returns on average equity and average assets for the first six months of 2010 were 8.03% and 0.72%, respectively, compared to 5.36% and 0.44%, respectively, for the first six months of 2009.

The increase in profitability over 2009 was mainly attributable to higher net interest income, improvement in wealth management revenues, a lower loan loss provision, lower levels of credit-related impairment losses on investments securities and the charge incurred in 2009 for a special FDIC assessment levied on all banks.

Net interest income for the second quarter and first half of 2010 increased by 16% and 14%, respectively, compared to the same periods a year ago.  The increase in net interest income reflects improvement in the net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets.)  The net interest margin for the second quarter of 2010 was 2.86%, up by 8 basis points from the first quarter of 2010 and up by 41 basis points from the second quarter of 2009.  For the six months ended June 30, 2010, the net interest margin was 2.82%, up by 40 basis points from the same period a year earlier.  This result was driven in large part by lower funding costs, as indicated by a 65 basis point decline in the cost of interest-bearing liabilities from the first six months 2009.

The loan loss provision for the three and six months ended June 30, 2010 amounted to $1.5 million and $3.0 million, respectively.  Comparable amounts for the same periods in 2009 were $3.0 million and $4.7 million, respectively.  Net charge-offs for the three and six months ended June 30, 2010 amounted to $1.2 million and $2.4 million, respectively.  Comparable amounts for the same periods in 2009 were $1.4 million and $2.4 million, respectively.

Wealth management revenues, our largest source of noninterest income, for the three and six months ended June 30, 2010 increased by $809 thousand, or 14%, and $1.7 million, or 15%, respectively from the same periods in 2009.  Wealth management assets under administration increased by $343 million, or 10%, from the balance at June 30, 2009.

Table of Content

Also included in noninterest income were net gains on loan sales and commissions on loans originated for others of $318 thousand and $878 thousand for the three and six months ended June 30, 2010, respectively.  Comparable amounts for the same periods in 2009 were $1.6 million and $2.6 million, respectively.  The decline in this revenue source was due to lower levels of residential mortgage refinancing activity.

Other-than-temporary impairment losses on investment securities amounted to $354 thousand for the second quarter of 2010, compared to $63 thousand in the first quarter of this year.  There were no impairment losses recognized in the second quarter of 2009.  On a year-to-date basis, impairment losses amounted to $417 thousand ($269 thousand after tax; 2 cents per diluted share) and $2.0 million ($1.3 million after tax; 8 cents per diluted share) for six months ended June 30, 2010 and 2009, respectively.

Noninterest expenses for the second quarter of 2010 increased by $654 thousand, or 3%, from the second quarter of 2009.  Included in second quarter 2009 noninterest expenses was a special FDIC assessment of $1.35 million ($869 thousand, after tax, or 5 cents per diluted share).  Excluding this special FDIC assessment, second quarter 2010 noninterest expenses increased by $2.0 million, or 11%, from the second quarter of 2009, due largely to increases in salaries and employee benefit costs as well as credit, collection and foreclosed property costs.  Noninterest expenses for the six months ended June 30, 2010 increased by $1.9 million, or 5%, from the same period in 2009.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  The Commercial Banking segment includes commercial, commercial real estate, residential and consumer lending activities; mortgage banking, secondary market and loan servicing activities; deposit generation; merchant credit card services; cash management activities; and direct banking activities, which include the operation of ATMs, telephone and internet banking services and customer support and sales.  Wealth Management Services includes asset management services provided for individuals and institutions; personal trust services, including services as executor, trustee, administrator, custodian and guardian; corporate trust services, including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.  All other activity, such as the investment securities portfolio, wholesale funding activities and administrative units, are not related to the segments and are considered Corporate activity.  See Note 13 to the Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment net income for three and six months ended June 30, 2010 increased by $1.2 million, or 27%, and $2.2 million, or 26%, respectively, compared to the same periods in 2009.  Net interest income for three and six months ended June 30, 2010 increased by 7% and 10% over 2009 amounts reflecting improvement in the net interest margin.  Noninterest income derived from the Commercial Banking segment for the three and six months ended June 30, 2010 decreased by 22% and 15%, respectively, from the amounts reported for the comparable 2009 periods.  The decrease is largely due lower levels of net gains on loan sales and commissions on loans originated for others.  The loan loss provision for the three and six months ended June 30, 2010 decreased by $1.5 million and $1.7 million, respectively, from prior year periods.

The Wealth Management Services segment net income for three and six months ended June 30, 2010 increased by $309 thousand, or 39%, and $743 thousand, or 66%, respectively, compared to the same periods in 2009.  Noninterest income derived from the Wealth Management Services segment is dependent to a large extent on the value of assets under administration and is closely tied to the performance of the financial markets.  Noninterest income for the Wealth Management Services segment for the second quarter and first half of 2010 increased by 14% and 15%, respectively, from the comparable periods in 2009.  Wealth management assets under administration were up by $343 million, or 10%, from the balance at June 30, 2009.  Noninterest expenses for the Wealth Management Services segment for the three and six months ended June 30, 2010 increased by 7% and 6%, respectively, from the same periods in 2009, reflecting staffing additions and increases in incentive-based compensation.

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

Table of Content

Net interest income for the second quarter and first half of 2010 increased by $2.6 million and $4.6 million, respectively, from the same periods a year earlier.  In the first six months of 2010 net interest income was also favorably impacted by loan prepayment penalty and other fee income of $432 thousand (3 basis points of net interest margin) compared to $154 thousand (1 basis point of net interest margin) in the first six months of 2009.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the second quarter and first half of 2010 increased by $2.6 million, or 15%, and $4.6 million or 14%, respectively, from the same periods in 2009.  The net interest margin for the second quarter and first six months of 2010 amounted to 2.86% and 2.82%, respectively, compared to 2.45% and 2.42% for the same periods a year earlier.  The increase in the net interest margin was due in large part to lower funding costs.  The cost of interest-bearing liabilities for the second quarter and first half of 2010 declined by 66 basis points and 65 basis points, respectively, from the comparable 2009 periods.

Average interest-earning assets for the three and six months ended June 30, 2010 decreased by $33.2 million, or 1%, and $65.5 million, or 2%, respectively, from the same periods a year earlier.  A decrease in total average securities was partially offset by growth in the loan portfolio.  Total average securities for the three and six months ended June 30, 2010 decreased by $130 million and $153 million, respectively, from the same periods last year due largely to management’s strategy to not reinvest the proceeds from maturities and pay-downs on mortgage-backed securities.  The FTE rate of return on securities for the three and six months ended June 30, 2010 decreased by 20 basis points and 23 basis points, respectively, from the same periods a year earlier.  The decrease in the total yield on securities reflects lower yields on variable rate securities tied to short-term interest rates.  Total average loans for the three and six months ended June 30, 2010 increased by $79 million and $74 million, respectively, from the same periods in 2009, largely due to growth in the commercial loan portfolio.  The yield on total loans for the second quarter and first half of 2009 decreased by 20 basis points and 21 basis points, respectively, from the comparable 2009 periods, reflecting declines in short-term interest rates.

For the three and six months ended June 30, 2010, average interest-bearing liabilities decreased by $47 million, or 2%, and $79 million, or 3%, respectively, from the same periods in 2009.  Declines in average FHLBB advances and out-of-market brokered certificates of deposit were offset, in part, by growth in in-market deposits.

The average balance of FHLBB advances for the three and six months ended June 30, 2010 decreased by $104 million and $141 million, respectively, from the comparable 2009 periods.  The average rate paid on FHLBB advances remained essentially flat compared to the second quarter a year earlier and increased by 22 basis points compared to the six months ended June 30, 2009.  See additional discussion on FHLBB advances under the caption “Borrowings” and in Note 7 to the Consolidated Financial Statements.

Average interest-bearing deposits for the second quarter and first six months of 2010 increased by $57 million and $62 million, respectively, while the average rate paid on interest-bearing deposits decreased by 78 basis points and 87 basis points, respectively, from the comparable periods in 2009.  Interest-bearing deposits include out-of-market brokered certificates of deposits, which are utilized by the Corporation as part of its overall funding program along with FHLBB advances and other sources.  Average out-of-market brokered certificates of deposits for the three and six months ended June 30, 2010 decreased by $66 million and $71 million, respectively, from the comparable periods in 2009.  Excluding out-of-market brokered certificates of deposit, average in-market interest-bearing deposits for the three and six months ended June 30, 2010 increased by $123 million and $133 million, respectively, from the comparable periods in 2009 while the average rate paid on in-market interest-bearing deposits decreased by 71 basis points and 81 basis points, respectively.

Table of Content

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

Three months ended June 30,	2010			2009
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$1,008,153	$13,149	5.23%	$916,329	$12,270	5.37%
Residential real estate loans	618,907	7,790	5.05%	637,633	8,550	5.38%
Consumer loans	329,562	3,289	4.00%	323,629	3,378	4.19%
Total loans	1,956,622	24,228	4.97%	1,877,591	24,198	5.17%
Cash, federal funds sold
and other short-term investments	30,660	13	0.17%	12,459	9	0.27%
FHLBB stock	42,008	–	–%	42,008	–	–%
Taxable debt securities	594,673	5,837	3.94%	723,199	7,588	4.21%
Nontaxable debt securities	79,467	1,154	5.83%	80,672	1,166	5.80%
Corporate stocks	4,862	76	6.23%	5,600	75	5.40%
Total securities	679,002	7,067	4.17%	809,471	8,829	4.37%
Total interest-earning assets	2,708,292	31,308	4.64%	2,741,529	33,036	4.83%
Non interest-earning assets	212,546			182,473
Total assets	$2,920,838			$2,924,002
Liabilities and Shareholders’ Equity:
NOW accounts	$213,045	$63	0.12%	$180,969	$78	0.17%
Money market accounts	392,691	547	0.56%	376,559	917	0.98%
Savings accounts	205,582	85	0.17%	188,208	123	0.26%
Time deposits	957,311	4,636	1.94%	965,492	7,363	3.06%
FHLB advances	589,577	6,000	4.08%	693,860	7,112	4.11%
Junior subordinated debentures	32,991	447	5.44%	32,991	479	5.82%
Other	21,073	243	4.63%	20,805	244	4.70%
Total interest-bearing liabilities	2,412,270	12,021	2.00%	2,458,884	16,316	2.66%
Demand deposits	207,271			179,350
Other liabilities	38,159			43,498
Shareholders’ equity	263,138			242,270
Total liabilities and shareholders’ equity	$2,920,838			$2,924,002
Net interest income (FTE)		$19,287			$16,720
Interest rate spread			2.64%			2.17%
Net interest margin			2.86%			2.45%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:
(Dollars in thousands)

Three months ended June 30,	2010	2009
Commercial and other loans	$48	$51
Nontaxable debt securities	384	388
Corporate stocks	22	20
Total	$454	$459

Table of Content

Six months ended June 30,	2010			2009
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$997,042	$26,053	5.27%	$906,946	$24,381	5.42%
Residential real estate loans	617,216	15,664	5.12%	641,773	17,262	5.42%
Consumer loans	329,438	6,528	4.00%	320,946	6,745	4.24%
Total loans	1,943,696	48,245	5.01%	1,869,665	48,388	5.22%
Cash, federal funds sold
and other short-term investments	33,201	34	0.20%	19,803	26	0.26%
FHLBB stock	42,008	–	–%	42,008	–	–%
Taxable debt securities	596,352	11,888	4.02%	747,087	16,037	4.33%
Nontaxable debt securities	79,524	2,310	5.86%	80,674	2,332	5.83%
Corporate stocks	4,997	151	6.14%	6,053	174	5.80%
Total securities	680,873	14,349	4.25%	833,814	18,543	4.48%
Total interest-earning assets	2,699,778	62,628	4.68%	2,765,290	66,957	4.88%
Non interest-earning assets	208,787			178,593
Total assets	$2,908,565			$2,943,883
Liabilities and Shareholders’ Equity:
NOW accounts	$203,809	$127	0.13%	$175,530	$154	0.18%
Money market accounts	400,907	1,164	0.59%	370,846	2,314	1.26%
Savings accounts	201,255	170	0.17%	183,206	300	0.33%
Time deposits	954,398	9,639	2.04%	968,367	15,260	3.18%
FHLB advances	590,769	12,219	4.17%	731,311	14,339	3.95%
Junior subordinated debentures	32,991	1,077	6.59%	32,991	958	5.86%
Other	21,030	485	4.64%	22,153	489	4.45%
Total interest-bearing liabilities	2,405,159	24,881	2.09%	2,484,404	33,814	2.74%
Demand deposits	203,757			175,904
Other liabilities	38,828			43,666
Shareholders’ equity	260,821			239,909
Total liabilities and shareholders’ equity	$2,908,565			$2,943,883
Net interest income (FTE)		$37,747			$33,143
Interest rate spread			2.59%			2.14%
Net interest margin			2.82%			2.42%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:
(Dollars in thousands)

Six months ended June 30,	2010	2009
Commercial and other loans	$97	$102
Nontaxable debt securities	771	774
Corporate stocks	42	47
Total	$910	$923

Table of Content

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			Six months ended
	June 30, 2010 vs. 2009			June 30, 2010 vs. 2009
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg	Volume	Rate	Net Chg
Interest on interest-earning assets:
Commercial and other loans	$1,204	$(325)	$879	$2,362	$(690)	$1,672
Residential real estate loans, including
mortgage loans held for sale	(246)	(514)	(760)	(653)	(945)	(1,598)
Consumer loans	63	(152)	(89)	175	(392)	(217)
Cash, federal funds sold and short-term investments	9	(5)	4	15	(7)	8
FHLBB stock	–	–	–	–	–	–
Taxable debt securities	(1,286)	(465)	(1,751)	(3,062)	(1,087)	(4,149)
Nontaxable debt securities	(18)	6	(12)	(34)	12	(22)
Corporate stocks	(10)	11	1	(33)	10	(23)
Total interest income	(284)	(1,444)	(1,728)	(1,230)	(3,099)	(4,329)
Interest on interest-bearing liabilities:
NOW accounts	11	(26)	(15)	22	(49)	(27)
Money market accounts	38	(408)	(370)	174	(1,324)	(1,150)
Savings accounts	10	(48)	(38)	27	(157)	(130)
Time deposits	(62)	(2,665)	(2,727)	(217)	(5,404)	(5,621)
FHLBB advances	(1,060)	(52)	(1,112)	(2,881)	761	(2,120)
Junior subordinated debentures	–	(32)	(32)	–	119	119
Other	3	(4)	(1)	(25)	21	(4)
Total interest expense	(1,060)	(3,235)	(4,295)	(2,900)	(6,033)	(8,933)
Net interest income	$776	$1,791	$2,567	$1,670	$2,934	$4,604

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

The provision for loan losses charged to earnings for the three and six months ended June 30, 2010 amounted to $1.5 million and $3.0 million, respectively, compared to $3.0 million and $4.7 million, respectively, for the same periods in 2009.  The provision was based on management’s assessment of various factors affecting the loan portfolio, including among others, our ongoing evaluation of credit quality, with particular emphasis on the commercial portfolio, general economic conditions and growth in the loan portfolio.  Net charge-offs totaled $1.2 million and $2.4 million for the second quarter and first half of 2010, respectively.  Comparable amounts for the same periods in 2009 were $1.4 million and $2.4 million, respectively.  Commercial loan net charge-offs amounted to $2.1 million, or 86% of total net charge-offs, for the first six months of 2010.  Commercial loan net charge-offs represented 89% of total net charge-offs in the first six months of 2009.

The allowance for loan losses was $28 million, or 1.42% of total loans, at June 30, 2010, compared to $27.4 million, or 1.43% of total loans, at December 31, 2009.

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

Table of Content

(Dollars in thousands)	Three Months				Six Months
			$	%			$	%
Periods ended June 30,	2010	2009	Chg	Chg	2010	2009	Chg	Chg
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$5,153	$4,402	$751	17%	$10,170	$8,524	$1,646	19%
Mutual fund fees	1,105	993	112	11	2,215	1,908	307	16
Financial planning, commissions and other service fees	505	559	(54)	(10)	684	935	(251)	(27)
Wealth management services	6,763	5,954	809	14	13,069	11,367	1,702	15
Service charges on deposit accounts	1,400	1,201	199	17	2,553	2,314	239	10
Merchant processing fees	2,406	2,086	320	15	4,012	3,435	577	17
Income from bank-owned life insurance	474	447	27	6	913	891	22	3
Net gains on loan sales and commissions on loans originated for others	318	1,552	(1,234)	(80)	878	2,596	(1,718)	(66)
Net realized gains on securities	–	257	(257)	(100)	–	314	(314)	(100)
Net (losses) gains on interest rate swap contracts	(121)	341	(462)	(136)	(53)	401	(454)	(113)
Other income	273	465	(192)	(41)	586	884	(298)	(34)
Noninterest income, excluding other-than-temporary impairment losses	11,513	12,303	(790)	(6)	21,958	22,202	(244)	(1)
Total other-than-temporary impairment losses on securities	(2,840)	–	(2,840)	–	(4,102)	(4,244)	142	3
Portion of loss recognized in other comprehensive income (before taxes)	2,486	–	2,486	–	3,685	2,253	1,432	64
Net impairment losses recognized in earnings	(354)	–	(354)	–	(417)	(1,991)	1,574	79
Total noninterest income	$11,159	$12,303	$1,144	(9%)	$21,541	$20,211	$1,330	7%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets.  The following table presents the changes in wealth management assets under administration for the three and six months ended June 30, 2010 and 2009:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2010	2009	2010	2009
Balance at the beginning of period	$3,900,783	$2,957,918	$3,770,193	$3,147,649
Net market (depreciation) appreciation and income	(249,214)	313,999	(153,359)	163,144
Net client cash flows	7,814	44,391	42,549	5,515
Balance at the end of period	$3,659,383	$3,316,308	$3,659,383	$3,316,308

Noninterest Income Analysis
Wealth management revenues for the second quarter of 2010 increased by $457 thousand, or 7%, from the first quarter of 2010 and by $809 thousand, or 14%, from the second quarter last year.  On a linked-quarter basis, the increase in wealth management revenues includes a $277 thousand increase in seasonal tax preparation fees.  For the six months ended June 30, 2010, wealth management revenues were up by $1.7 million, or 15%, from the same period a year earlier.  Assets under administration totaled $3.7 billion at June 30, 2010, down by $111 million, or 3%, from December 31, 2009 reflecting declines in market value, net of income of $153 million and net client cash inflows of $43 million.  While the balance of wealth management assets at June 30, 2010 was 3% lower than the balance at the end of 2009, the average balance of wealth management assets for the first half of 2010 was 23% higher than the average balance for the same period in 2009.

Service charges on deposits for the three and six months ended June 30, 2010 increased by $199 thousand and $239 thousand, respectively, from the same periods in 2009.  Included in these increases for the three and six month periods was $136 thousand of revenues in a category previously reported as a reduction to outsourced services expense.  This change in reporting practice had no effect on net income and was not retroactively applied.

Table of Content

Merchant processing fees represent charges to merchants for credit card transactions processed.  Merchant processing fees for the three and six months ended June 30, 2010 increased by $320 thousand and $577 thousand, respectively, from the same periods a year earlier primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense.”

Net gains on loan sales and commissions on loans originated for others for the three and six months ended June 30, 2010 amounted to $318 thousand and $878 thousand, respectively.  This compared to $1.6 million and $2.6 million, respectively, for the same periods a year earlier.  The decline in this revenue source was due to lower levels of residential mortgage refinancing activity.

Net losses on interest rate swap contracts for the second quarter and first half of 2010 amounted to $121 thousand and $53 thousand, respectively, reflecting declines in the fair value on certain interest rate swap contracts.  The Bank enters into interest rate swap contracts with commercial loan borrowers to allow them to convert floating rate loan payments to fixed rate loan payments.  When the Bank enters into an interest rate swap contracts with a commercial loan borrower, the Bank simultaneously enters into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  Net gains on interest rate swap contracts for the second quarter and first half of 2009 amounted to $341 thousand and $401 thousand, respectively.

Other income for the three and six months ended June 30, 2010 decreased by $192 thousand, or 41% and $298 thousand, or 34%, respectively, from the same periods a year earlier.  This decline was partly due to lower levels of income associated with the Corporation’s nonqualified deferred compensation plan assets.

Other-than-temporary impairment losses on investment securities amounted to $354 thousand ($228 thousand after tax, 1 cent per diluted share) and $417 thousand ($269 thousand after tax, 2 cents per diluted share) for the three and six months ended June 30, 2010, respectively.  There were no impairment losses recognized in the three months ended June 30, 2009.  For the six months ended June 30, 2009, impairment losses amounted to $2 million ($1.3 million after tax; 8 cents per diluted share).  See additional discussion in the “Financial Condition” section under the caption “Securities”.

Noninterest Expense
The following table presents a noninterest expense comparison for the three and six months ended June 30, 2010 and 2009:

(Dollars in thousands)	Three Months				Six Months
			$	%			$	%
Periods ended June 30,	2010	2009	Chg	Chg	2010	2009	Chg	Chg
Noninterest expense:
Salaries and employee benefits	$11,726	$10,359	$1,367	13%	$23,227	$20,834	$2,393	12%
Net occupancy	1,237	1,122	115	10	2,461	2,348	113	5
Equipment	1,014	1,036	(22)	(2)	2,011	2,011	–	–
Merchant processing costs	2,057	1,780	277	16	3,414	2,923	491	17
Outsourced services	855	568	287	51	1,610	1,354	256	19
FDIC deposit insurance costs	784	2,143	(1,359)	(63)	1,578	2,794	(1,216)	(44)
Legal, audit and professional fees	408	664	(256)	(39)	926	1,339	(413)	(31)
Advertising and promotion	419	491	(72)	(15)	783	792	(9)	(1)
Amortization of intangibles	290	308	(18)	(6)	581	616	(35)	(6)
Other expenses	2,193	1,858	335	18	3,984	3,708	276	7
Total noninterest expense	$20,983	$20,329	$654	3%	$40,575	$38,719	$1,856	5%

Noninterest Expense Analysis
Salaries and employee benefit expense for the three and six months ended June 30, 2010 increased by $1.4 million, or 13%, and $2.4 million, or 12%, respectively, from the same periods in 2009.  The increase reflects higher staffing levels related to our Massachusetts loan production office and a new branch, which were opened in the second half of 2009 as well as selected staffing additions in the wealth management and commercial lending areas.  The increase in salaries and employee benefit expense also reflects higher profit-based incentives which were being recognized at lower levels in 2009.

Table of Content

Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.  Merchant processing costs for the three and six months ended June 30, 2010 increased by $277 thousand and $491 thousand, respectively, from the same periods a year earlier primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing fees under the caption “Noninterest Income”.

Outsourced services for the three and six months ended June 30, 2010 increased by $287 thousand and $256 thousand, respectively, from the comparable periods in 2009, reflecting increases in third party vendor costs and the impact of a change in reporting practice.  See additional discussion on the change in reporting practice in service charges on deposits under the caption “Noninterest Income Analysis.”

FDIC deposit insurance costs for the second quarter and first half of 2010 decreased by $1.4 million and $1.2 million, respectively, from the same periods a year earlier due primarily to the second quarter 2009 FDIC special assessment of $1.35 million ($869 thousand after tax, or 5 cents per diluted share).

Legal, audit and professional fees for the three and six months ended June 30, 2010 were down by $256 thousand and $413 thousand, respectively, from the comparable periods in 2009.  The decrease was attributable to lower recruitment costs and legal costs associated with product development and maintenance and other matters.

Other expenses for the three and six months ended June 30, 2010 increased by $335 thousand or 18%, and $276 thousand, or 7%, respectively, from the same periods a year earlier.  The increase reflects higher levels of credit, collection and foreclosed property costs.

Income Taxes
Income tax expense amounted to $2.2 million and $4.3 million, respectively, for the three and six months ended June 30, 2010, as compared to $1.5 million and $2.6 million, respectively, for the same periods in 2009.  The Corporation’s effective tax rate for the three and six months ended June 30, 2010 was 29.4% and 29.3%, respectively, as compared to 28.1% and 28.6%, respectively, for the same periods last year.  The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, the dividends received deduction and income from bank-owned life insurance.

Financial Condition
Summary
Total assets amounted to $2.9 billion at June 30, 2010, essentially unchanged from the balance at December 31, 2009.  Total loans increased by $53 million, or 3%, during the first six months of 2010, with a $35 million increase in commercial loans and a $17 million increase in residential loans.  Total liabilities were up by $35 million in the six months ended June 30, 2010, with total deposits increasing by $27 million.  Shareholders’ equity totaled $265 million at June 30, 2010, compared to $255 million at December 31, 2009.  As of June 30, 2010, the Corporation is categorized as “well capitalized” under the regulatory framework for prompt corrective action.  See additional discussion under the caption “Liquidity and Capital Resources.”

Nonaccrual loans at June 30, 2010 and December 31, 2009, totaled $22.7 million and $27.5 million, respectively, down by $4.8 million, reflecting a net decrease of $4.9 million in nonaccrual commercial loans and a net increase of $813 thousand in nonaccrual residential mortgages.  Loans classified as troubled debt restructurings amounted to $13.3 million at June 30, 2010, down by $1.1 million from the balance at March 31, 2010 and up by $3.0 million from the balance at December 31, 2009.  Total delinquencies amounted to $28.7 million, or 1.45% of total loans, at June 30, 2010, down by $2.9 million from December 31, 2009.  Nonaccrual loans, delinquencies and troubled debt restructured loans all showed modest declines during the second quarter of 2010.  Overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are

Table of Content

observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of June 30, 2010 and December 31, 2009, our Level 3 financial instruments consisted primarily of two available for sale pooled trust preferred securities, which were not actively traded.

As of June 30, 2010, the Corporation concluded that the low level of trading activity for our Level 3 pooled trust preferred securities continues to indicate that quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an unorderly fashion, actual proceeds received could potentially be significantly less than their fair values.

At June 30, 2010 the investment securities portfolio totaled $676 million, down by $16 million from the balance at December 31, 2009.  For the six months ended June 30, 2010, purchases of debt securities amounted to $59 million while maturities and pay-downs on mortgage-backed securities totaled $82 million.  Washington Trust’s investment securities portfolio consists largely of mortgage-backed securities.  All of the Corporation’s mortgage-backed securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.

At June 30, 2010, the net unrealized gain position on the investment securities portfolio was $22.6 million, including $11.9 million in gross unrealized losses.  Approximately 97% of these gross unrealized losses at June 30, 2010 were concentrated in variable rate trust preferred securities issued by financial services companies.  The net unrealized gain position on the investment securities portfolio was $13.8 million at December 31, 2009, which included gross unrealized losses of $14.7 million.

The following tables present information concerning the named issuers and pooled trust preferred obligations, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Issuer Trust Preferred Securities
(Dollars in thousands)
	June 30, 2010				Credit Ratings
Named Issuer		Amortized	Fair	Unrealized	June 30, 2010		Form 10-Q Filing Date
(parent holding company)	(a)	Cost (b)	Value	Loss	Moody's	S&P	Moody's	S&P
JPMorgan Chase & Co.	2	$9,719	7,353	(2,366)	A2	BBB+	A2	BBB+
Bank of America Corporation	3	5,730	3,957	(1,773)	Baa3	BB (c)	Baa3	BB (c)
Wells Fargo & Company	2	5,104	4,061	(1,043)	Baa1 / Baa2	A-	Baa1 / Baa2	A-
SunTrust Banks, Inc.	1	4,165	2,939	(1,226)	Baa3	BB (c)	Baa3	BB (c)
Northern Trust Corporation	1	1,980	1,623	(357)	A3	A-	A3	A-
State Street Corporation	1	1,968	1,542	(426)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,916	1,137	(779)	Ba1	B (c)	Ba1 (c)	B
Totals	11	$30,582	22,612	(7,970)

(a)	Number of separate issuances, including issuances of acquired institutions.
(b)	Net of other-than-temporary impairment losses recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009.
(c)	Rating is below investment grade.

Table of Content

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2010.

Pooled Trust Preferred Obligations
(Dollars in thousands)	June 30, 2010
					Deferrals	Credit Ratings
	Amortized	Fair	Unrealized	No. of Cos. in	and Defaults	June 30, 2010		Form 10-Q Filing Date
Deal Name	Cost	Value	Loss	Issuance	(a)	Moody's	S&P	Moody's	S&P
Tropic CDO 1, tranche A4L (d)	$3,221	735	(2,486)	38	38.8%	Ca (c)	(b)	Ca (c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,283	137	(1,146)	73	31.0%	C (c)	(b)	C (c)	(b)
Totals	$4,504	872	(3,632)

(a)	Percentage of pool collateral in deferral or default status.
(b)	Not rated by S&P.
(c)	Rating is below investment grade.
(d)
The instrument was downgraded to a below investment grade rating of “Caa3” by Moody’s on March 27, 2009 and was placed on nonaccrual status as of March 31, 2009.  On October 30, 2009, Moody’s downgraded this security to a rating of “Ca.”  This credit rating status has been considered by management in its assessment of the impairment status of this security.  During the quarter ended March 31, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of March 31, 2009 and recognized an other-than-temporary impairment charge of $3.6 million pursuant to the provisions of ASC 320.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $1.4 million. In April 2010, the tranche instrument held by the Corporation began deferring a portion of interest payments.  The analysis of this security as of June 30, 2010 indicated that an adverse change occurred in the expected cash flows for this security and resulted in an additional credit-related impairment loss of $354 thousand charged to earnings in the second quarter of 2010.  Based on information available as of the filing date of this report, 17 of the 38 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $116.5 million of the underlying collateral pool was in deferral or default status, or 38.8% of the total original collateral balance of $300 million.

(e)
In December 2008, this security began deferring interest payments until future periods and the Corporation placed this security on nonaccrual status and recognized an other-than-temporary impairment charge in the amount of $1.9 million.  Pursuant to the provisions of ASC 320 adopted effective January 1, 2009 and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust

Table of Content

reclassified this noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.2 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by the amount of the cumulative effect adjustment before taxes.  The instrument was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  During the quarter ended September 30, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized an other-than-temporary impairment charge of $2.3 million pursuant to the provisions of ASC 320.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $467 thousand.  The analysis of the expected cash flows for this security as of December 31, 2009 resulted in an additional credit-related impairment loss of $679 thousand being recognized in earnings in the fourth quarter of 2009.  In the first quarter of 2010, an additional credit-related impairment loss of $63 thousand was recognized in earnings based on the analysis of expected cash flows for this security as of March 31, 2010.  This security was downgraded to a rating of “C” by Moody’s on June 24, 2010.  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. The analysis of the expected cash flows for this security as of June 30, 2010 did not result in further credit-related impairment loss for the quarter ended June 30, 2010.  Based on information available as of the filing date of this report, 20 of the 73 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $271.6 million of the underlying collateral pool was in deferral or default status, or 31.0% of the total original collateral pool of $877.4 million.

Further deterioration in credit quality of the companies backing the securities, further deterioration in the condition of the financial services industry, a continuation or worsening of the current economic downturn, or additional declines in real estate values may further affect the fair value of these securities and increase the potential that certain unrealized losses be designated as other-than-temporary in future periods and the Corporation may incur additional write-downs.

See Note 4 to the Consolidated Financial Statements for additional discussion on securities.

Federal Home Loan Bank Stock
As of June 30, 2010 and December 31, 2009, the Corporation’s investment in FHLBB stock totaled $42.0 million.  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  The Corporation is required to maintain a level of investment in FHLBB stock based on the level of its FHLBB advances, which is viewed as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.  At June 30, 2010, the Corporation’s investment in FHLBB stock exceeded its required investment by $10.3 million.  No market exists for shares of the FHLBB.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock is subject to the conditions imposed by the FHLBB.  In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends.

On July 22, 2010, the FHLBB announced its unaudited financial results for the quarter ended June 30, 2010.  The FHLBB reported net income of $18.7 million and $41.6 million for the three and six months ended June 30, 2010 compared to a net loss of $4.2 million and $87.6 million for the same periods a year earlier.  Additionally, it reported total capital of $3.0 billion at June 30, 2010, compared to $2.8 billion at December 31, 2009.  The increase in earnings and capital primarily reflected lower levels of credit losses on securities deemed to be other-than-temporarily impaired.  The FHLBB continues to exceed the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Finance Agency.  The FHLBB’s primary source of funding is debt issued by the FHLB system.  The FHLB system continues to demonstrate the ability to continue to issue additional debt.  As of the filing date of this report, debt obligations issued by the FHLB System continue to be rated Aaa by Moody’s and AAA by Standard & Poor’s.  If needed, the FHLB system also has the ability to secure funding available to government-sponsored entities

Table of Content

through the U.S. Treasury.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of June 30, 2010.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired.  If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.

Loans
Washington Trust’s loan portfolio amounted to $2.0 billion at June 30, 2010, up $53 million, or 3%, in the first six months of 2010, with the largest increase in the commercial loan portfolio.

Commercial Loans
Commercial loans fall into two major categories, commercial real estate and other commercial loans (commercial and industrial).  Commercial real estate loans consist of commercial mortgages and construction and development loans.  Commercial mortgages are loans secured by income producing property.

Commercial lending represents a significant portion of the Bank’s loan portfolio.  In recent years the Bank experienced increased demand for commercial mortgage and other commercial loans in large part due to decreased lending activity by larger institutions in its lending area.  As a result, the Bank sought to selectively expand its commercial lending relationships with new and existing customers while at the same time maintaining its traditional commercial lending underwriting standards.  Total commercial loans increased from 40% of total loans at December 31, 2006 to 52% at June 30, 2010.  During the first six months of 2010, commercial loan growth amounted to $35 million, or 4%.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $578 million at June 30, 2010, including $67 million in commercial construction loans, up by $8 million from the balance at December 31, 2009.  These loans are secured by a variety of property types, with approximately 83% of the total composed of retail, office, lodging, commercial mixed use, multi-family and industrial properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$522,627	91%	$512,748	90%
New York, New Jersey, Pennsylvania	41,263	7%	40,485	7%
New Hampshire	11,930	2%	14,342	3%
Other	1,710	–%	1,714	–%
Total	$577,530	100%	$569,289	100%

Other Commercial Loans
Other commercial loans amounted to $442 million at June 30, 2010, up by $27 million, or 6%, from the balance at the end of 2009.  Other commercial loans are largely collateralized and in many cases the collateral consists of real estate occupied by the business as well as other business assets.  This portfolio includes loans to a variety of business types.  Approximately 69% of the balance at June 30, 2010 was composed of retail, health care/social assistance, owner occupied and other real estate, manufacturing, construction, wholesale, and recreation businesses.  Growth in this category in the first half of 2010 was primarily attributable to originations in our general market area of southern New England.

Table of Content

Residential Real Estate Loans
Residential real estate loans increased by $17 million, or 3%, from the balance at December 31, 2009.  Washington Trust originates residential real estate mortgage loans within our general market area of southern New England for portfolio and for sale in the secondary market.  The majority of loans sold are sold with servicing released.  During the first six months of 2010, total residential mortgage loans originated for sale amounted to $57 million, down from $168 million for the same period in 2009 reflecting lower levels of residential mortgage refinancing activity.  From time to time, Washington Trust purchases one-to-four family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  The total balance of purchased residential mortgages amounted to $111 million and $130 million at June 30, 2010 and December 31, 2009, respectively.  There were no purchases of residential mortgages during the first six months of 2010, compared to $1.1 million in purchases for the same period a year earlier.

Washington Trust has never offered a sub-prime mortgage program and has no option-adjusted ARMs.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	June 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$579,338	93%	$555,455	92%
New York, Virginia, New Jersey, Maryland,
Pennsylvania, District of Columbia	15,250	2%	18,908	3%
Ohio	11,598	2%	13,700	2%
California, Washington, Oregon	8,110	1%	8,140	1%
Colorado, Texas, New Mexico, Utah	4,031	1%	5,038	1%
Georgia	2,508	1%	2,519	1%
New Hampshire	1,299	–%	1,333	–%
Other	479	–%	482	–%
Total	$622,613	100%	$605,575	100%

Consumer Loans
Consumer loan balances totaled $331 million at June 30, 2010, relatively flat in the first six months of 2010.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 84% of the total consumer portfolio of $336 million at June 30, 2010.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Corporation estimates that approximately 55% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
The Board of Directors of the Bank monitors credit risk management through two committees, the Finance Committee and the Audit Committee.  The Finance Committee has primary oversight responsibility for the credit granting function including approval authority for credit granting policies, review of management’s credit granting activities and approval of large exposure credit requests.  The Audit Committee oversees management’s systems and procedures to monitor the credit quality of the loan portfolio, conduct a loan review program, maintain the integrity of the loan rating system and determine the adequacy of the allowance for loan losses.  These committees report the results of their respective oversight functions to the Bank’s Board of Directors.  In addition, the Board receives information concerning asset quality measurements and trends on a monthly basis. The Bank’s practice is to identify problem credits early and take charge-offs as promptly as practicable.  Management also continuously reassesses its underwriting standards in response to changes in credit risk posed by changes in economic conditions.

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

Table of Content

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Nonaccrual loans:
Commercial mortgages	$6,680	$11,588
Commercial construction and development	–	–
Other commercial	8,418	9,075
Residential real estate mortgages	6,850	6,038
Consumer	789	769
Total nonaccrual loans	22,737	27,470
Nonaccrual investment securities	872	1,065
Property acquired through foreclosure or repossession, net	2,338	1,974
Total nonperforming assets	$25,947	$30,509

Nonperforming assets to total assets	0.89%	1.06%
Nonperforming loans to total loans	1.15%	1.43%
Total past due loans to total loans	1.45%	1.64%
Accruing loans 90 days or more past due	$–	$–

Nonperforming assets amounted to $25.9 million, or 0.89% of total assets, at June 30, 2010 compared to $30.5 million, or 1.06% of total assets, at December 31, 2009.  Total nonaccrual loans decreased from $27.5 million at December 31, 2009 to $22.7 million at June 30, 2010.  This decrease reflects a net decrease of $5.6 million in nonaccrual commercial mortgages and other commercial loans and a net increase of $812 thousand in nonaccrual residential mortgages.  The decline in nonaccrual commercial mortgages included the resolution of a commercial real estate relationship with a carrying value of $2.2 million at December 31, 2009.  During the first quarter of 2010, this credit was settled with a payment of $2.0 million and a charge-off of the remaining balance.  The decline in nonaccrual commercial mortgages from the balance at December 31, 2009 also included $1.5 million in payments received on another commercial real estate relationship.

Nonaccrual investment securities at June 30, 2010 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”  Property acquired through foreclosure or repossession amounted to $2.3 million at June 30, 2010 and consists of four residential properties and three commercial properties. Property acquired through foreclosure or repossession amounted to $2.0 million at December 31, 2009.

Nonaccrual Loans
The Corporation has made no changes in its practices or policies during the first six months of 2010 concerning the placement of loans or investment securities into nonaccrual status.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2010.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	June 30, 2010			December 31, 2009
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial:
Mortgages	$3,695	$2,985	$6,680	$11,227	$361	$11,588
Construction and development	–	–	–	–	–	–
Other	2,919	5,499	8,418	4,829	4,246	9,075

Residential real estate mortgages	5,942	908	6,850	4,028	2,010	6,038

Consumer	634	155	789	164	605	769
Total nonaccrual loans	$13,190	$9,547	$22,737	$20,248	$7,222	$27,470

Table of Content

Nonaccrual commercial real estate and other commercial loans totaling $15.1 million and $20.7 million as of June 30, 2010 and December 31, 2009, respectively, were classified as impaired loans.  At June 30, 2010, approximately $8.1 million, or 54%, of nonaccrual commercial impaired loans were considered to be collateral dependent.  The balance of collateral dependent nonaccrual commercial impaired loans was net of partial charge-offs of $1.9 million.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.

Nonaccrual commercial mortgages decreased by $4.9 million from the balance at the end of 2009.  This decline included the resolution of a commercial real estate relationship with a carrying value of $2.2 million at December 31, 2009.  During the first quarter of 2010, this credit was settled with a payment of $2.0 million and a charge-off of the remaining balance.  As of June 30, 2010, the largest nonaccrual relationship in this category totaled $4.9 million and is secured by a retail center and office complex.  Based on management’s assessment of the operating condition of the borrower, a $461 thousand loss allocation on this relationship was deemed necessary at June 30, 2010.  The Bank has additional accruing commercial real estate and residential mortgage loans totaling $4.8 million to this borrower.  These additional loans have performed in accordance with terms of the loans, were not past due as of June 30, 2010 and management has concluded that these loans have properly been classified as accruing.  The second largest nonaccrual relationship in this category totaled $986 thousand as of June 30, 2010 and is secured by affordable housing condominium units.  During the first six months of 2010, this borrower made payments totaling $1.5 million and was current with its restructured terms as of June 30, 2010.  Based on management’s assessment of the operating condition of the borrower, essentially no loss allocation on this relationship was deemed necessary at June 30, 2010.  The Bank has one additional loan associated with this credit totaling $390 thousand at June 30, 2010.  This additional loan has performed in accordance with its restructured terms and was returned to accruing status in the second quarter of 2010.

Nonaccrual other commercial loans were down by $657 thousand from the balance at the end of 2009.  The largest nonaccrual relationship in this category totaled $2.4 million as of June 30, 2010.  This relationship is secured by an auto dealership and was not delinquent as of June 30, 2010.  Based on management’s assessment of the operating condition of the borrower, no loss allocation on this relationship was deemed necessary as of June 30, 2010.  The next largest nonaccrual relationship in this category amounted to $884 thousand and was included in the under 90 days due category as of June 30, 2010.  This relationship is secured by business assets, business vehicles and real estate.  Based on management’s assessment of the operating condition of the borrower, a $527 thousand loss allocation on the relationship was deemed necessary as of June 30, 2010.  The third largest nonaccrual relationship in this category amounted to $720 thousand and was included in the under 90 days due category as of June 30, 2010. This relationship is collateral dependent and secured by a retail building.  Based on the fair value of the underlying collateral, no loss allocation on this relationship was deemed necessary as of June 30, 2010.  The Bank has additional accruing loans of $302 thousand to this borrower.  These additional loans have performed in accordance with terms of the loans, were not past due as of June 30, 2010 and management has concluded that these loans have properly been classified as accruing.

Nonaccrual residential mortgages increased by $812 thousand from the balance at the end of 2009.  There are a total of 24 loans included in $6.9 million of nonaccrual residential mortgages as of June 30, 2010.  The loss allocation on total nonaccrual residential mortgages was $1.2 million at June 30, 2010.  $4.6 million of the nonaccrual residential mortgages were located in Rhode Island, Massachusetts and Connecticut.  Included in total nonaccrual residential mortgages were 14 loans purchased for portfolio and serviced by others amounting to $4.8 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Table of Content

Past Due Loans
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
	June 30, 2010		December 31, 2009
	Amount	% (1)	Amount	% (1)
Loans 30 – 59 days past due:
Commercial real estate	$3,898		$1,909
Other commercial loans	3,284		1,831
Residential real estate mortgages	2,680		2,409
Consumer loans	3,364		1,258
Loans 30 – 59 days past due	$13,226		$7,407
Loans 60 – 89 days past due:
Commercial real estate	$19		$1,648
Other commercial loans	1,195		292
Residential real estate mortgages	861		1,383
Consumer loans	195		591
Loans 60 – 89 days past due	$2,270		$3,914
Loans 90 days or more past due:
Commercial real estate	$3,695		$11,227
Other commercial loans	2,919		4,829
Residential real estate mortgages	5,942		4,028
Consumer loans	634		164
Loans 90 days or more past due	$13,190		$20,248
Total past due loans:
Commercial real estate	$7,612	1.32%	$14,784	2.60%
Other commercial loans	7,398	1.67%	6,952	1.67%
Residential real estate mortgages	9,483	1.52%	7,820	1.29%
Consumer loans	4,193	1.27%	2,013	0.61%
Total past due loans	$28,686	1.45%	$31,569	1.64%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

Nonaccrual loans included in past due loan table above:
(Dollars in thousands)	June 30,	December 31,
	2010	2009
Loans 30 – 59 days past due	$3,144	$759
Loans 60 – 89 days past due	1,547	1,744
Loans 90 days or more past due	13,190	20,248

At June 30, 2010, total delinquencies amounted to $28.7 million, or 1.45% of total loans, down $2.9 million from December 31, 2009.  All loans 90 days or more past due at June 30, 2010 and December 31, 2009 were classified as nonaccrual.

The decrease in commercial real estate loans 90 days or more past due included the first quarter resolution of a commercial real estate relationship with a carrying value of $2.2 million at December 31, 2009.  For additional information refer to the caption “Nonaccrual Loans.”

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

Table of Content

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

Troubled debt restructured loans of $13.3 million and $10.3 million as of June 30, 2010 and December 31, 2009 respectively, were classified as impaired loans.  At June 30, 2010, approximately 9% of troubled debt restructured loans were considered to be collateral dependent.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.

At June 30, 2010, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2010	2009
Accruing troubled debt restructured loans:
Commercial mortgages	$6,176	$5,566
Other commercial	2,224	540
Residential real estate mortgages	2,234	2,736
Consumer	997	858
Accruing troubled debt restructured loans	11,631	9,700
Nonaccrual troubled debt restructured loans:
Commercial mortgages	986	–
Other commercial	301	228
Residential real estate mortgages	381	336
Consumer	43	45
Nonaccrual troubled debt restructured loans	1,711	609
Total troubled debt restructured loans	$13,342	$10,309

As a result of weakened economic conditions, the Corporation continues to experience troubled debt restructuring events involving commercial and residential borrowers.  Loans classified as troubled debt restructurings amounted to $13.3 million at June 30, 2010, down by $1.1 million from the balance at March 31, 2010 and up by $3.0 million from the balance at December 31, 2009.

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Critical Accounting Policies” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

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

At June 30, 2010, the allowance for loan losses was $28.0 million, or 1.42% of total loans, compared to an allowance of $27.4 million, or 1.43% of total loans at December 31, 2009.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.

Table of Content

Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.  The ratio of the allowance for loan losses to nonaccrual loans was 123.1% at June 30, 2010.  The $22.7 million balance of total nonaccrual loans at that date was net of charge-offs amounting to $5.8 million.

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

Other individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  During 2010, we have continued to periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We have continued to adjust loss allocations for various factors including trends in real estate values, continued weakness in general economic conditions and our assessment of credit risk associated with an ongoing trend toward larger credit relationships.  The loss allocation factor associated with this latter item was classified in the unallocated portion of the allowance for loan losses maintained for general loss allocations for environmental factors in financial reporting periods prior to 2010.  We believe that the periodic reassessment and revision of the loss allocation factors during the first six months of 2010 have not resulted in a material impact on the allocation of total loan loss exposure.

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

Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product.  During 2010, the Corporation has continued to update these analyses and has continued to adjust its loss allocations for various factors that it believes are not adequately presented in historical loss experience including declining trends in real estate values, changes in unemployment levels and increases in delinquency levels.  These factors are also evaluated taking into account the geographic location of the underlying loans.  We believe that the updated analyses and related adjustments to loss factors during the first six months of 2010 have not resulted in a material impact on the allocation of loan loss exposure.

Table of Content

For residential mortgages and real estate collateral dependent consumer loans that are in the process of collection, valuations are obtained from independent appraisal firms with values determined on an “as is” basis or, in some cases, broker price opinions.

For the three and six months ended June 30, 2010, the loan loss provision totaled $1.5 million and $3.0 million, respectively compared to $3.0 million and $4.7 million for the same periods a year earlier.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.  For the three and six months ended June 30, 2010, net charge-offs totaled $1.2 million and $2.4 million, respectively compared to $1.4 million and $2.4 million, respectively, for the same periods a year earlier.  Commercial and commercial real estate loan net charge-offs amounted to 86% of total net charge-offs for the six months ended June 30, 2010 compared to 89% for the same period a year earlier.

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue through 2010 and possibly into 2011.  While management believes that the level of allowance for loan losses at June 30, 2010 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table presents the allocation of the allowance for loan losses as of the periods indicated:

(Dollars in thousands)
	June 30	Dec. 31
	2010	2009
Commercial:
Mortgages	$7,361	$7,360
% of these loans to all loans	25.9%	25.9%

Construction and development	950	874
% of these loans to all loans	3.4%	3.8%

Other	6,936	6,423
% of these loans to all loans	22.4%	21.6%

Residential:
Mortgages	3,492	3,638
% of these loans to all loans	30.9%	30.9%

Homeowner construction	45	43
% of these loans to all loans	0.6%	0.6%

Consumer	1,731	1,346
% of these loans to all loans	16.8%	17.2%

Unallocated	7,470	7,716
Balance at end of period	$27,985	$27,400
	100.0%	100.0%

Investment in Bank-Owned Life Insurance (“BOLI”)
BOLI amounted to $50.9 million and $45.0 million at June 30, 2010 and December 31, 2009, respectively.  During the second quarter of 2010, the Corporation purchased an additional $5 million in BOLI.  BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an interest sensitive asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A2” or better by Moody’s at June 30, 2010.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Table of Content

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

Deposits totaled $1.9 billion at June 30, 2010, up by $27 million, or 1%, from the balance at December 31, 2009.  Excluding out-of-market brokered certificates of deposit, in-market deposits grew by $26 million, or 1%, from the balance at the end of 2009.  The Corporation has experienced a favorable change in the deposit mix, as total DDA and NOW account balances rose by $63 million, or 16%, from the end of 2009.

Demand deposits amounted to $225 million at June 30, 2010, up by $31 million, or 16%, from December 31, 2009.  NOW account balances increased by $32 million, or 16%, in the first six months of 2010 and totaled $234 million at June 30, 2010.

Money market account balances amounted to $378 million at June 30, 2010, down by $25 million, or 6%, from the balance at December 31, 2009.  During the first six months of 2010, savings deposits increased by $18 million, or 9%, and totaled $210 million at June 30, 2010.

Time deposits (including brokered certificates of deposit) amounted to $903 million at June 30, 2010, down by $29 million from the balance at December 31, 2009.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Washington Trust uses CDARS to place customer funds into certificates of deposit issued by other banks that are members of the CDARS network.  This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance.  We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits.  CDARS deposits are considered to be brokered deposits for banking regulatory purposes.  We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.  Included in in-market time deposits at June 30, 2010 are CDARS reciprocal time deposits of $176 million, which were down by $347 thousand from December 31, 2009.  In addition, the Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Out of market brokered time deposits amounted to $95 million at June 30, 2010, up by $1 million from December 31, 2009.  Excluding out-of-market brokered certificates of deposit, in-market time deposits decreased by $30 million, or 4%, in the first six months of 2010.

Borrowings
FHLBB Advances
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances increased by $8 million during the six months ended June 30, 2010.

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

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 67% of total average assets in the first half of 2010.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in

Table of Content

response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during the first six months of 2010.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the six months ended June 30, 2010, net cash provided by financing activities amounted to $29 million, most of which was generated by a $27 million net increase in deposits.  Net cash used in investing activities totaled $38 million for the six months ended June 30, 2010 and was used primarily to purchase debt securities and fund loan growth.  Net cash provided by operating activities amounted to $16 million for the six months ended June 30, 2010, most of which was generated by proceeds on sales of residential mortgage loans and net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $265 million at June 30, 2010, compared to $255 million at December 31, 2009.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  No shares were repurchased in the first six months of 2010.  As of June 30, 2010, a cumulative total of 185,400 shares have been repurchased under this plan at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 9.06% at June 30, 2010.  This compares to a ratio of 8.84% at December 31, 2009.  Book value per share as of June 30, 2010 and December 31, 2009 amounted to $16.46 and $15.89, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of June 30, 2010, the Bancorp and the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at June 30, 2010.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$615,146	$153,704	$240,419	$150,504	$70,519
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	6,367	1,499	1,888	1,302	1,678
Software licensing arrangements	941	903	38	–	–
Treasury, tax and loan demand note	1,104	1,104	–	–	–
Other borrowed funds	19,810	35	19,576	89	110
Total contractual obligations	$676,359	$157,245	$261,921	$151,895	$105,298

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity. Some FHLBB advances are callable at earlier dates.

Table of Content

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$161,485	$122,064	$16,333	$1,992	$21,096
Home equity lines	185,126	104	–	–	185,022
Other loans	19,554	16,045	50	3,459	–
Standby letters of credit	9,264	2,625	6,639	–	–
Forward loan commitments to:
Originate loans	26,041	26,041	–	–	–
Sell loans	34,826	34,826	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	60,362	–	9,869	40,686	9,807
Mirror swaps with counterparties	60,362	–	9,869	40,686	9,807
Interest rate risk management contract:
Interest rate swap contracts	32,991	–	10,310	22,681	–
Equity commitment to affordable housing limited partnership (1)	276	276	–	–	–
Total commitments	$590,287	$201,981	$53,070	$109,504	$225,732

(1)	The funding of this commitment is generally contingent upon substantial completion of the project. See Note 9 to the Consolidated Financial Statements for additional information.

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

Asset/Liability Management and Interest Rate Risk
Interest rate risk is the primary market risk category associated with the Corporation’s operations.  The ALCO is responsible for establishing policy guidelines on liquidity and acceptable exposure to interest rate risk.  Periodically, the ALCO reports on the status of liquidity and interest rate risk matters to the Bank’s Board of Directors.  Interest rate risk is the risk of loss to future earnings due to changes in interest rates.  The objective of the ALCO is to manage assets and funding sources to produce results that are consistent with Washington Trust’s liquidity, capital adequacy, growth, risk and profitability goals.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2010 and December 31, 2009, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest

Table of Content

income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2010 and December 31, 2009.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2010		December 31, 2009
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-3.13%	-9.44%	-2.09%	-7.08%
100 basis point rate increase	2.51%	4.07%	1.85%	2.89%
200 basis point rate increase	5.38%	8.07%	4.11%	6.45%
300 basis point rate increase	9.37%	11.27%	9.14%	11.12%

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

Table of Content

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2010 and December 31, 2009 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. government-sponsored enterprise securities (noncallable)	$1,243	$(2,332)
U.S. government-sponsored enterprise securities (callable)	78	(548)
States and political subdivision	3,551	(9,297)
Mortgage-backed securities issued by U.S. government agencies
and U.S. government-sponsored enterprises	3,285	(14,770)
Trust preferred debt and other corporate debt securities	365	990
Total change in market value as of June 30, 2010	$8,522	$(25,957)

Total change in market value as of December 31, 2009	$12,251	$(33,802)

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

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended June 30, 2010.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended June 30, 2010 regarding shares of common stock of the Corporation that were repurchased under the 2006 Stock Repurchase Plan, the Bancorp’s 1997 Equity Incentive Plan, as amended and the Bancorp’s 2003 Stock Incentive Plan, as amended.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
2006 Stock Repurchase Plan (1)
Balance at beginning of period				214,600
4/1/2010 to 4/30/2010	–	–	–	214,600
5/1/2010 to 5/31/2010	–	–	–	214,600
6/1/2010 to 6/30/2010	–	–	–	214,600
Total 2006 Stock Repurchase Plan	–	–	–	214,600

Other (2)
Balance at beginning of period				N/A
4/1/2010 to 4/30/2010	2,909	$19.34	2,909	N/A
5/1/2010 to 5/31/2010	–	–	–	N/A
6/1/2010 to 6/30/2010	–	–	–	N/A
Total Other	2,909	19.34	2,909	N/A
Total Purchases of Equity Securities	2,909	$19.34	2,909

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

Table of Content

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (1)

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.

Table of Content

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: August 5, 2010	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 5, 2010	By:	/s/ David V. Devault
David V. Devault
Executive Vice President, Chief Financial Officer and Secretary
(principal financial and accounting officer)

Table of Content

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (1)

(1)	These certifications are not “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any filing under the Securities Act or the Exchange Act.