Form 10-Q
period 2010-09-30
WASHINGTON TRUST BANCORP INC
filed 2010-11-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2010 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐Yes           ☒No

The number of shares of common stock of the registrant outstanding as of November 4, 2010 was 16,161,774.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended September 30, 2010

Page
Number

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
September 30, 2010 and December 31, 2009	3

Consolidated Statements of Income
Three and Nine Months Ended September 30, 2010 and 2009	4

Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2010 and 2009	5

Condensed Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures About Market Risk	58

Item 4. Controls and Procedures	58

PART II. Other Information

Item 1. Legal Proceedings	59

Item 1A. Risk Factors	59

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	59

Item 6. Exhibits	60

Signatures	61

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	(Dollars in thousands,
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	except par value)

CONSOLIDATED BALANCE SHEETS (unaudited)
	September 30,	December 31,
	2010	2009
Assets:
Cash and noninterest-bearing balances due from banks	$33,251	$38,167
Interest-bearing balances due from banks	48,930	13,686
Other short-term investments	5,479	5,407
Mortgage loans held for sale	20,974	9,909
Securities available for sale, at fair value;
amortized cost $556,479 in 2010 and $677,676 in 2009	577,161	691,484
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	1,049,469	984,550
Residential real estate	633,568	605,575
Consumer	328,111	329,543
Total loans	2,011,148	1,919,668
Less allowance for loan losses	28,165	27,400
Net loans	1,982,983	1,892,268
Premises and equipment, net	26,616	27,524
Accrued interest receivable	9,296	9,137
Investment in bank-owned life insurance	51,357	44,957
Goodwill	58,114	58,114
Identifiable intangible assets, net	8,089	8,943
Property acquired through foreclosure or repossession, net	2,612	1,974
Other assets	42,133	40,895
Total assets	$2,909,003	$2,884,473

Liabilities:
Deposits:
Demand deposits	$242,455	$194,046
NOW accounts	236,775	202,367
Money market accounts	408,828	403,333
Savings accounts	210,271	191,580
Time deposits	958,425	931,684
Total deposits	2,056,754	1,923,010
Dividends payable	3,431	3,369
Federal Home Loan Bank advances	480,358	607,328
Junior subordinated debentures	32,991	32,991
Other borrowings	21,924	21,501
Accrued expenses and other liabilities	46,436	41,328
Total liabilities	2,641,894	2,629,527

Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,136,030 shares in 2010 and 16,061,748 shares in 2009	1,009	1,004
Paid-in capital	84,157	82,592
Retained earnings	175,145	168,514
Accumulated other comprehensive income	6,810	3,337
Treasury stock, at cost; 670 shares in 2010 and 19,185 shares in 2009	(12)	(501)
Total shareholders’ equity	267,109	254,946
Total liabilities and shareholders’ equity	$2,909,003	$2,884,473

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
	CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)
		Three Months		Nine Months
	Periods ended September 30,	2010	2009	2010	2009
	Interest income:
	Interest and fees on loans	$25,076	$24,303	$73,224	$72,589
Interest on securities:	Taxable	5,227	7,028	17,115	23,065
	Nontaxable	769	781	2,308	2,339
	Dividends on corporate stock and Federal Home Loan Bank stock	55	63	164	190
	Other interest income	25	13	59	39
	Total interest income	31,152	32,188	92,870	98,222
	Interest expense:
	Deposits	4,747	7,577	15,847	25,605
	Federal Home Loan Bank advances	5,574	7,094	17,793	21,433
	Junior subordinated debentures	484	545	1,561	1,503
	Other interest expense	246	246	731	735
	Total interest expense	11,051	15,462	35,932	49,276
	Net interest income	20,101	16,726	56,938	48,946
	Provision for loan losses	1,500	1,800	4,500	6,500
	Net interest income after provision for loan losses	18,601	14,926	52,438	42,446
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	5,052	4,717	15,222	13,241
	Mutual fund fees	1,084	1,089	3,299	2,997
	Financial planning, commissions and other service fees	349	243	1,033	1,178
	Wealth management services	6,485	6,049	19,554	17,416
	Service charges on deposit accounts	1,411	1,257	3,964	3,571
	Merchant processing fees	3,050	2,619	7,062	6,054
	Income from bank-owned life insurance	486	451	1,399	1,342
	Net gains on loan sales and commissions on loans originated for others	1,011	591	1,889	3,187
	Net realized gains on securities	737	–	737	314
	Net (losses) gains on interest rate swap contracts	(60)	92	(113)	493
	Other income	319	445	905	1,329
	Noninterest income, excluding other-than-temporary impairment losses	13,439	11,504	35,397	33,706
	Total other-than-temporary impairment losses on securities	–	(2,293)	(245)	(6,537)
	Portion of loss recognized in other comprehensive income (before taxes)	–	1,826	(172)	4,079
	Net impairment losses recognized in earnings	–	(467)	(417)	(2,458)
	Total noninterest income	13,439	11,037	34,980	31,248
	Noninterest expense:
	Salaries and employee benefits	12,067	10,416	35,294	31,250
	Net occupancy	1,202	1,232	3,663	3,580
	Equipment	1,037	916	3,048	2,927
	Merchant processing costs	2,606	2,213	6,020	5,136
	Outsourced services	769	683	2,379	2,037
	FDIC deposit insurance costs	861	808	2,439	3,602
	Legal, audit and professional fees	438	546	1,364	1,885
	Advertising and promotion	467	422	1,250	1,214
	Amortization of intangibles	273	303	854	919
	Debt prepayment penalties	752	–	752	–
	Other expenses	2,383	1,653	6,367	5,361
	Total noninterest expense	22,855	19,192	63,430	57,911
	Income before income taxes	9,185	6,771	23,988	15,783
	Income tax expense	2,815	1,858	7,148	4,435
	Net income	$6,370	$4,913	$16,840	$11,348
	Weighted average common shares outstanding – basic	16,131.4	16,016.8	16,098.2	15,981.3
	Weighted average common shares outstanding – diluted	16,170.6	16,074.5	16,130.4	16,029.5
Per share information:	Basic earnings per common share	$0.39	$0.31	$1.04	$0.71
	Diluted earnings per common share	$0.39	$0.31	$1.04	$0.71
	Cash dividends declared per share	$0.21	$0.21	$0.63	$0.63
The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,	2010	2009
	Cash flows from operating activities:
	Net income	$16,840	$11,348
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	4,500	6,500
	Depreciation of premises and equipment	2,316	2,344
	Net amortization of premium and discount	384	291
	Net amortization of intangibles	854	919
	Share-based compensation	666	543
	Earnings from bank-owned life insurance	(1,399)	(1,342)
	Net gains on loan sales and commissions on loans originated for others	(1,889)	(3,187)
	Net realized gains on securities	(737)	(314)
	Net impairment losses recognized in earnings	417	2,458
	Net losses (gains) on interest rate swap contracts	113	(493)
	Proceeds from sales of loans	114,423	205,588
	Loans originated for sale	(123,680)	(206,457)
	(Increase) decrease in accrued interest receivable, excluding purchased interest	(61)	1,293
	Decrease (increase) in other assets	1,244	(4,040)
	(Decrease) increase in accrued expenses and other liabilities	(1,148)	944
	Other, net	(1)	1
	Net cash provided by operating activities	12,842	16,396
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(65,423)	–
	Other investment securities available for sale	(15,609)	(304)
Proceeds from sale of:	Mortgage-backed securities available for sale	64,052	-
	Other investment securities available for sale	9,851	1,604
Maturities and principal payments of:	Mortgage-backed securities available for sale	116,017	133,932
	Other investment securities available for sale	12,000	17,000
	Net increase in loans	(93,626)	(66,797)
	Purchases of loans, including purchased interest	(1,429)	(4,716)
	Proceeds from the sale of property acquired through foreclosure or repossession	598	607
	Purchases of premises and equipment	(1,408)	(3,454)
	Purchases of bank-owned life insurance	(5,000)	–
	Equity investment in real estate limited partnership	(881)	–
	Payment of deferred acquisition obligation	–	(2,509)
	Net cash provided by investing activities	19,142	75,363
	Cash flows from financing activities:
	Net increase in deposits	133,744	103,302
	Net increase (decrease) in other borrowings	423	(3,606)
	Proceeds from Federal Home Loan Bank advances	184,540	261,670
	Repayment of Federal Home Loan Bank advances	(311,507)	(454,628)
	Issuance of treasury stock, including deferred compensation plan activity	44	52
	Net proceeds from the issuance of common stock under dividend reinvestment plan	762	833
	Net proceeds from the exercise of stock options and issuance of other
	compensation-related equity instruments	531	141
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	41	363
	Cash dividends paid	(10,162)	(10,070)
	Net cash used in financing activities	(1,584)	(101,943)
	Net increase (decrease) in cash and cash equivalents	30,400	(10,184)
	Cash and cash equivalents at beginning of period	57,260	58,190
	Cash and cash equivalents at end of period	$87,660	$48,006
Noncash Investing and Financing Activities:	Loans charged off	$4,006	$3,947
	Net transfer from loans to property acquired through
	foreclosure or repossession	1,555	1,423
	Reclassification of other-than-temporary
	impairment charge effective January 1, 2009	–	1,859
Supplemental Disclosures:	Interest payments	34,229	47,367
	Income tax payments	8,143	7,225
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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of September 30, 2010 and December 31, 2009, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2009.

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

Accounting Standards Update No. 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”) was issued in March 2010 and is effective for interim and annual periods beginning after June 30, 2010.  ASU 2010-11 updates ASC 815 “Derivatives and Hedging” to clarify scope exceptions for embedded credit derivatives features related to the transfer of credit risk in the form of subordination of one financial instrument to another.  The adoption of ASU-2010-11 did not have an impact on the Corporation’s consolidated financial statements.

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

 (3) Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  No market exists for shares of the FHLBB and therefore, they are carried at par value.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.  In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of September 30, 2010.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired.  If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.  The Corporation will continue to monitor its investment in FHLBB stock.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(4) Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security at September 30, 2010 and December 31, 2009 were as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
September 30, 2010	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$36,894	$4,619	$ −	$41,513
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	388,664	21,007	(119)	409,552
States and political subdivisions	79,459	4,536	(23)	83,972
Trust preferred securities:
Individual name issuers	30,591	−	(7,761)	22,830
Collateralized debt obligations	4,483	−	(3,642)	841
Corporate bonds	13,876	1,583	−	15,459
Common stocks	658	168	−	826
Perpetual preferred stocks	1,854	314	−	2,168
Total securities available for sale	$556,479	$32,227	$(11,545)	$577,161

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$41,565	$3,675	$ −	$45,240
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	503,115	20,808	(477)	523,446
States and political subdivisions	80,183	2,093	(214)	82,062
Trust preferred securities:
Individual name issuers	30,563	−	(9,977)	20,586
Collateralized debt obligations	4,966	−	(3,901)	1,065
Corporate bonds	13,272	1,434	−	14,706
Common stocks	658	111	−	769
Perpetual preferred stocks	3,354	396	(140)	3,610
Total securities available for sale	$677,676	$28,517	$(14,709)	$691,484

(1) Net of other-than-temporary impairment losses recognized in earnings.

Securities available for sale with a fair value of $496 million and $558 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, and certain public deposits at September 30, 2010 and December 31, 2009, respectively.  (See Note 7 to the Consolidated Financial Statements for additional discussion of FHLBB borrowings.)  In addition, securities available for sale with a fair value of $21.6 million and $22.2 million were pledged for potential use at the Federal Reserve Bank discount window at September 30, 2010 and December 31, 2009, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $6.1 million and $7.2 million were designated in rabbi trusts for nonqualified retirement plans at September 30, 2010 and December 31, 2009, respectively.  Securities available for sale with a fair value of $4.1 million and $2.6 million were pledged as collateral to secure certain interest rate swap agreements at September 30, 2010 and December 31, 2009, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a roll forward of the balance of credit-related impairment losses on debt securities held at September 30, 2010 for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2010	2009	2010	2009
Balance at beginning of period	$2,913	$1,350	$2,496	$–
Credit-related impairment loss on debt securities for
which an other-than-temporary impairment was not
previously recognized	–	467	–	1,817
Additional increases to the amount of credit-related
impairment loss on debt securities for which an other-
than-temporary impairment was previously recognized	–	–	417	–
Balance at end of period	$2,913	$1,817	$2,913	$1,817

During the third quarter of 2010, there were no credit-related impairment losses recognized in earnings.  In the nine months ended September 30, 2010, credit-related impairment losses of $417 thousand were recognized in earnings on pooled trust preferred debt securities.  The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.  All cash flow estimates were based on the underlying security’s tranche structure and contractual rate and maturity terms.  The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche.  This ratio was then multiplied by the principal balance of Washington Trust’s holding to determine the credit-related impairment loss.  The estimates used in the determination of the present value of the expected cash flows are susceptible to changes in future periods, which could result in additional credit-related impairment losses.

The following table summarizes temporarily impaired securities as of September 30, 2010, segregated by length of time the securities have been in a continuous unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At September 30, 2010	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government agencies and U.S. government-sponsored enterprises	1	$20,653	$81	4	$17,678	$38	5	$38,331	$119
States and
political subdivisions	–	–	–	2	1,306	23	2	1,306	23
Trust preferred securities:
Individual name issuers	–	–	–	11	22,831	7,761	11	22,831	7,761
Collateralized debt obligations	–	–	–	2	841	3,642	2	841	3,642
Total temporarily
impaired securities	1	$20,653	$81	19	$42,656	$11,464	20	$63,309	$11,545

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
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

Trust preferred debt securities of individual name issuers:
Included in debt securities in an unrealized loss position at September 30, 2010 were 11 trust preferred security holdings issued by seven individual companies in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $7.8 million at September 30, 2010.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of September 30, 2010, trust preferred debt securities with a carrying value of $8.4 million and unrealized losses of $3.5 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this quarterly report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Trust preferred debt securities in the form of collateralized debt obligations:
At September 30, 2010, Washington Trust had two pooled trust preferred holdings in the form of collateralized debt obligations with unrealized losses of $3.6 million.  These pooled trust preferred holdings consist of trust preferred

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

In the first quarter of 2009, an adverse change occurred in the expected cash flows for one of the trust preferred collateralized debt obligation securities indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of this security.  In the first quarter of 2009, the Corporation recognized a $1.4 million credit-related impairment loss in earnings for this trust preferred collateralized debt security, with a commensurate adjustment to reduce the amortized cost of this security. This security was downgraded to a below investment grade rating of “Caa3” by Moody’s Investors Service Inc. (“Moody’s”) on March 27, 2009 and was placed on nonaccrual status as of March 31, 2009.  On October 30, 2009, Moody’s downgraded this security to a rating of “Ca.”  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.  In April 2010, this investment security began deferring a portion of interest payments.  During the second quarter of 2010, an adverse change occurred in the expected cash flows for this security and additional credit-related impairment loss of $354 thousand was recognized in earnings in the second quarter of 2010. The analysis of the expected cash flows for this security as of September 30, 2010 did not result in further credit-related impairment loss for the quarter ended September 30, 2010.

During the fourth quarter of 2008, the Corporation’s other trust preferred collateralized debt obligation security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.9 million.  This investment security was also placed on nonaccrual status as of December 31, 2008.  In connection with the first quarter 2009 early adoption of the provisions of ASC 320, “Investments – Debt and Equity Securities” and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified the noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.2 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by $1.9 million, the amount of the cumulative effect adjustment before taxes.  This security was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  During the third quarter of 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized a $467 thousand credit-related impairment loss in earnings, with a commensurate adjustment to reduce the amortized cost of this security in the third quarter of 2009.  The analysis of the expected cash flows for this security as of December 31, 2009 resulted in an additional credit-related impairment loss of $679 thousand being recognized in earnings in the fourth quarter of 2009.  An additional credit-related impairment loss of $63 thousand was recognized in earnings in the first quarter of 2010 based on the analysis of the expected cash flows for this security as of March 31, 2010.  This security was downgraded to a rating of “C” by Moody’s on June 24, 2010.  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.  The analysis of the expected cash flows for this security as of September 30, 2010 did not result in further credit-related impairment loss for the quarter ended September 30, 2010.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Based on information available through the filing date of this report, there have been no further adverse changes in the deferral or default status of the underlying issuer institutions within either of these trust preferred collateralized debt obligations.  Based on cash flow forecasts for these securities, management expects to recover the remaining amortized cost of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider the unrealized losses on these investments to be other-than-temporary at September 30, 2010.

(5) Loans
The following is a summary of loans:

(Dollars in thousands)		September 30, 2010		December 31, 2009
		Amount	%	Amount	%
Commercial:	Mortgages (1)	$522,355	26%	$496,996	26%
	Construction and development (2)	62,820	3%	72,293	4%
	Other (3)	464,294	23%	415,261	21%
	Total commercial	1,049,469	52%	984,550	51%

Residential real estate:	Mortgages (4)	622,975	31%	593,981	31%
	Homeowner construction	10,593	1%	11,594	1%
	Total residential real estate	633,568	32%	605,575	32%

Consumer:	Home equity lines (5)	218,898	11%	209,801	11%
	Home equity loans (5)	54,923	3%	62,430	3%
	Other (6)	54,290	2%	57,312	3%
	Total consumer	328,111	16%	329,543	17%
Total loans (7)		$2,011,148	100%	$1,919,668	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. $127 million of these loans at September 30, 2010 were pledged as collateral for FHLBB borrowings (see Note 7).

(2)	Loans for construction of residential and commercial properties and for land development.
(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. At September 30, 2010, $36 million of these loans were pledged as collateral for FHLBB borrowings and $66 million of these loans were collateralized for the discount window at the Federal Reserve Bank (see Note 7).

(4)	A substantial portion of these loans was pledged as collateral for FHLBB borrowings (see Note 7).
(5)	A significant portion of these loans was pledged as collateral for FHLBB borrowings (see Note 7).
(6)	Fixed rate consumer installment loans.
(7)
Includes unamortized loan origination costs, net of fees, totaling $267 thousand and $103 thousand at September 30, 2010 and December 31, 2009, respectively.  Also includes $18 thousand and $140 thousand of net discounts on purchased loans at September 30, 2010 and December 31, 2009, respectively.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	September 30, 2010	December 31, 2009
Nonaccrual commercial loans, excluding troubled debt restructured loans:
Commercial mortgages	$4,953	$11,588
Other commercial	6,043	8,847
Total nonaccrual commercial loans, excluding troubled debt restructured loans	10,996	20,435
Nonaccrual troubled debt restructured loans:
Commercial mortgages	1,473	–
Other commercial	213	228
Residential real estate mortgages	823	336
Consumer	43	45
Nonaccrual troubled debt restructured loans	2,552	609
Accruing troubled debt restructured loans:
Commercial mortgages	11,812	5,566
Other commercial	2,498	540
Residential real estate mortgages	2,870	2,736
Consumer	817	858
Accruing troubled debt restructured loans	17,997	9,700
Total troubled debt restructured loans	20,549	10,309
Other loans classified as impaired:
Nonaccrual residential real estate mortgages	1,750	772
Nonaccrual consumer	410	–
Accruing consumer	36	38
Total other	2,196	810
Total recorded investment in impaired loans	$33,741	$31,554

(Dollars in thousands)	September 30, 2010	December 31, 2009
Impaired loans requiring an allowance	$23,694	$19,480
Impaired loans not requiring an allowance	10,047	12,074
Total recorded investment in impaired loans	$33,741	$31,554
Loss allocation on impaired loans	$2,765	$2,459

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2010	2009	2010	2009
Average recorded investment in impaired loans	$30,898	$23,060	$31,157	$16,311
Interest income recognized on impaired loans	$500	$183	$1,274	$329

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(6) Allowance for Loan Losses
The following is an analysis of the allowance for loan losses:

(Dollars in thousands)
		Three months		Nine months
Periods ended September 30,		2010	2009	2010	2009
Balance at beginning of period		$27,985	$26,051	$27,400	$23,725
Charge-offs:
Commercial:	Mortgages	(25)	(27)	(1,051)	(1,282)
	Construction and development	–	–	–	–
	Other	(1,049)	(1,166)	(2,145)	(2,122)
Residential real estate:	Mortgages	(301)	(206)	(588)	(365)
	Homeowner construction	–	–	–	–
Consumer		(93)	(39)	(222)	(178)
Total charge-offs		(1,468)	(1,438)	(4,006)	(3,947)
Recoveries:
Commercial:	Mortgages	121	9	125	36
	Construction and development	–	–	–	–
	Other	22	1	52	93
Residential real estate:	Mortgages	–	5	76	5
	Homeowner construction	–	–	–	–
Consumer		5	3	18	19
Total recoveries		148	18	271	153
Net charge-offs		(1,320)	(1,420)	(3,735)	(3,794)
Provision charged to expense		1,500	1,800	4,500	6,500
Balance at end of period		$28,165	$26,431	$28,165	$26,431

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(7) Borrowings
 Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $480 million at September 30, 2010 and $607 million at December 31, 2009.  In connection with the Corporation’s ongoing interest rate risk management efforts, in January 2010, the Corporation modified the terms to extend the maturity dates of $50 million of its FHLBB advances with original maturity dates in 2011 and 2012.  In April 2010, the Corporation modified the terms to extend the maturity dates of an additional $38.5 million of its FHLBB advances with original maturity dated in 2010 and 2011.

During the third quarter of 2010, the Corporation prepaid $65 million in advances payable to the FHLBB resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $752 thousand.

In October 2010, the Corporation modified the terms to extend the maturity dates of $62.5 million of its FHLBB advances with original maturity dates in 2012.  The following table presents maturities and weighted average interest rates paid on FHLBB advances outstanding at September 30, 2010 on a pro forma basis reflecting the October 2010 modification:

(Dollars in thousands)	Scheduled	Redeemed at	Weighted
	Maturity	Call Date (1)	Average Rate (2)
October 1, 2010 through December 31, 2010	$1,636	$14,636	4.62%
2011	34,039	26,039	4.65%
2012	122,365	122,365	3.68%
2013	162,034	157,034	3.90%
2014	68,562	68,562	3.99%
2015	27,810	27,810	4.07%
2016 and after	63,912	63,912	5.07%
Balance at September 30, 2010	$480,358	$480,358	4.08%

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at September 30, 2010.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at September 30, 2010.  Included in the collateral were securities available for sale with a fair value of $256 million and $370 million that were specifically pledged to secure FHLBB borrowings at September 30, 2010 and December 31, 2009, respectively.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(8) Shareholders’ Equity
Regulatory Capital Requirements:
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at September 30, 2010 and December 31, 2009, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of September 30, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$254,530	12.50%	$162,841	8.00%	$203,551	10.00%
Bank	$250,937	12.35%	$162,614	8.00%	$203,267	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$228,834	11.24%	$81,420	4.00%	$122,130	6.00%
Bank	$225,276	11.08%	$81,307	4.00%	$121,960	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$228,834	8.04%	$113,817	4.00%	$142,271	5.00%
Bank	$225,276	7.93%	$113,659	4.00%	$142,074	5.00%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$244,382	12.40%	$157,615	8.00%	$197,019	10.00%
Bank	$242,536	12.32%	$157,470	8.00%	$196,838	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$219,552	11.14%	$78,808	4.00%	$118,212	6.00%
Bank	$217,729	11.06%	$78,735	4.00%	$118,103	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$219,552	7.82%	$112,269	4.00%	$140,336	5.00%
Bank	$217,729	7.76%	$112,165	4.00%	$140,206	5.00%

(1) Leverage ratio

(9) Financial Instruments with Off-Balance Sheet Risk and Derivative Financial Instruments
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, equity commitments to affordable housing partnerships, interest rate swap agreements and commitments to originate and commitments to sell fixed rate mortgage loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.  The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	September 30, 2010	December 31, 2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$172,833	$186,943
Home equity lines	179,613	185,892
Other loans	18,894	25,691
Standby letters of credit	9,164	8,712
Equity commitments to affordable housing partnerships	1,228	690
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	42,481	15,898
Commitments to sell fixed rate mortgage loans	63,431	25,791
Customer related derivative contracts:
Interest rate swaps with customers	60,056	53,725
Mirror swaps with counterparties	60,056	53,725
Interest rate risk management contracts:
Interest rate swap contracts	32,991	10,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At September 30, 2010 and December 31, 2009, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.2 million and $8.7 million, respectively.  At September 30, 2010 and December 31, 2009, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three and nine months ended September 30, 2010 and 2009 was insignificant.

At September 30, 2010, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Equity Commitments
Equity commitments to affordable housing partnerships represent funding commitments by Washington Trust to limited partnerships.  These partnerships were created for the purpose of renovating and operating a low-income housing project.  The funding of these commitments is generally contingent upon substantial completion of the project.

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

During May 2010, the Bancorp entered into two forward-starting interest rate swap contracts with an aggregate notional amount of $22.7 million.  These interest rate swap contracts were designated as cash flow hedges and were entered into to hedge the interest rate risk associated with $8.3 million and $14.4 million in junior subordinated debentures that were both issued in August of 2005 with a fixed rate of interest until September 15, 2010 and November 23, 2010, respectively.

The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.

The Bancorp pledged collateral to derivative counterparties in the form of cash totaling $1.8 million as of September 30, 2010.  No collateral was posted from the counterparties to the Bancorp as of September 30, 2010.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The Bank has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At September 30, 2010 and December 31, 2009, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $60.1 million and $53.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated.

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Sept. 30, 2010	Dec. 31, 2009	Balance Sheet Location	Sept. 30, 2010	Dec. 31, 2009
Derivatives designated as cash flow hedging instruments under SFAS No. 133:
Interest rate risk management contracts:
Interest rate swap contracts		$–	$–	Accrued expenses & other liabilities	$1,767	$434
Derivatives not designated as hedging instruments under SFAS No. 133
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	214	22	Accrued expenses & other liabilities	439	180
Commitments to sell fixed rate mortgage loans	Other assets	138	342	Accrued expenses & other liabilities	118	31
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	4,964	1,704		–	–
Mirror swaps with counterparties		–	–	Accrued expenses & other liabilities	5,157	1,691
Total		$5,316	$2,068		$7,481	$2,336

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated.

(Dollars in thousands)					Location of Gain
	Gain (Loss)				(Loss) Recognized in
	Recognized in Other				Income on Derivative	Gain (Loss)
	Comprehensive				(Ineffective Portion	Recognized in Income
	Income				and Amount	on Derivative
	(Effective Portion)				Excluded from	(Ineffective Portion)
	Three Months		Nine Months		Effectiveness	Three Months		Nine Months
Periods ended September 30,	2010	2009	2010	2009	Testing)	2010	2009	2010	2009
Derivatives in cash flow hedging relationships:
Interest rate risk management contracts:
Interest rate swap contracts	$(576)	$65	$(1,120)	$1	Interest Expense	$ –	$24	$(78)	$ -
Total	$(576)	$65	$(1,120)	$1		$ –	$24	$(78)	$ -

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)		Amount of Gain (Loss)
	Location of Gain	Recognized in Income on Derivative
	(Loss) Recognized in	Three Months		Nine Months
Periods ended September 30,	Income on Derivative	2010	2009	2010	2009
Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$(143)	$396	$255	$(37)
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	122	(556)	(613)	(49)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	1,486	995	4,600	1,130
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(1,546)	(903)	(4,713)	(754)
Interest rate risk management contract:
Interest rate swap contracts	Net gains (losses) on interest rate swaps	–	–	–	117
Total		$(81)	$(68)	$(471)	$407

(10) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale, collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of September 30, 2010 and December 31, 2009, Level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of September 30, 2010, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party

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
Mortgage loans held for sale are carried on an aggregate basis at the lower of cost or fair value.  The fair value of loans held for sale was based on what secondary markets offer for loans with similar characteristics.  As such, we classify loans subjected to nonrecurring fair value adjustments as Level 2.

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

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

	(Dollars in thousands)					Assets/
		Fair Value Measurements Using				Liabilities at
	September 30, 2010	Level 1	Level 2	Level 3		Fair Value
	Assets:
	Securities available for sale:
	Obligations of U.S. government-sponsored enterprises	$–	$41,513		$–	$41,513
	Mortgage-backed securities issued by U.S. government
	agencies and U.S. government-sponsored enterprises	–	409,552		–	409,552
	States and political subdivisions	–	83,972		–	83,972
Trust preferred securities:	Individual name issuers	–	22,830		–	22,830
	Collateralized debt obligations	–	–		841	841
	Corporate bonds	–	15,459		–	15,459
	Common stocks	826	–		–	826
	Perpetual preferred stocks	2,168	-		–	2,168
	Derivative assets (1)
	Interest rate swap contracts with customers	–	4,964		–	4,964
	Forward loan commitments	–	–		352	352
	Total assets at fair value on a recurring basis	$2,994	$578,290		$1,193	$582,477
	Liabilities:
	Derivative liabilities (1)
	Mirror swaps with counterparties	$–	$5,157	$	−	$5,157
	Interest rate risk management contracts	−	1,767		−	1,767
	Forward loan commitments	–	–		557	557
	Total liabilities at fair value on a recurring basis	$–	$6,924		$557	$7,481

(1)	Derivative assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	(Dollars in thousands)				Assets/
		Fair Value Measurements Using			Liabilities at
	December 31, 2009	Level 1	Level 2	Level 3	Fair Value
	Assets:
	Securities available for sale:
	Obligations of U.S. government-sponsored enterprises	$–	$45,240	$–	$45,240
	Mortgage-backed securities issued by U.S. government
	agencies and U.S. government-sponsored enterprises	–	523,446	–	523,446
	States and political subdivisions	–	82,062	–	82,062
Trust preferred securities:	Individual name issuers	–	20,586	–	20,586
	Collateralized debt obligations	–	–	1,065	1,065
	Corporate bonds	–	14,706	–	14,706
	Common stocks	769	–	–	769
	Perpetual preferred stocks	3,183	427	–	3,610
	Derivative assets (1)
	Interest rate swap contracts with customers	–	1,704	–	1,704
	Forward loan commitments	–	–	364	364
	Total assets at fair value on a recurring basis	$3,952	$688,171	$1,429	$693,552
	Liabilities:
	Derivative liabilities (1)
	Mirror swaps with counterparties	$–	$1,691	$–	$1,691
	Interest rate risk management contract	–	434	–	434
	Forward loan commitments	–	–	211	211
	Total liabilities at fair value on a recurring basis	$–	$2,125	$211	$2,336

(1)	Derivative assets are included in other assets and derivative liabilities are reported in accrued expenses and other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, Level 2 and Level 3 during the nine months ended September 30, 2010 and 2009.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Three months ended September 30,	2010			2009
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities) (2)	Total	for Sale (1)	(Liabilities) (2)	Total
Balance at beginning of period	$872	$(184)	$688	$1,881	$49	$1,930
Gains and losses (realized and unrealized):
Included in earnings (3)	–	(21)	(21)	(467)	(160)	(627)
Included in other comprehensive income	(31)	–	(31)	76	–	76
Purchases, issuances and settlements (net)	–	–	–	–	–	–
Transfers into Level 3	–	–	–	–	–	–
Transfers out of Level 3	–	–	–	–	–	–
Balance at end of period	$841	$(205)	$636	$1,490	$(111)	$1,379

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nine months ended September 30,	2010			2009
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities) (2)	Total	for Sale (1)	(Liabilities) (2)	Total
Balance at beginning of period	$1,065	$153	$1,218	$1,940	$(25)	$1,915
Gains and losses (realized and unrealized):
Included in earnings (3)	(417)	(358)	(775)	(1,817)	(86)	(1,903)
Included in other comprehensive income	193	–	193	1,367	–	1,367
Purchases, issuances and settlements (net)	–	–	–	–	–	–
Transfers into Level 3	–	–	–	–	–	–
Transfers out of Level 3	–	–	–	–	–	–
Balance at end of period	$841	$(205)	$636	$1,490	$(111)	$1,379

(1)
During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations. These two securities were transferred into Level 3 as of June 30, 2008 due to the lack of observable market data as a result of a decrease in market activity.

(2)	During the periods indicated, Level 3 derivative assets / liabilities consisted of interest rate lock commitments written for our residential mortgage loans that we intend to sell.
(3)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on two Level 3 pooled trust preferred debt securities.  No credit-related impairment losses were recognized during the third quarter of 2010 and $467 thousand were recognized during the third quarter of 2009.  Credit-related impairment losses totaled $417 thousand and $1.8 million for the nine months ended September 30, 2010 and 2009, respectively.  The losses included in earnings for Level 3 derivative assets and liabilities were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010.

(Dollars in thousands)	Carrying Value at September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$2,119	$897	$3,016
Loan servicing rights	–	–	485	485
Property acquired through foreclosure or repossession	–	–	1,700	1,700
Total assets at fair value on a nonrecurring basis	$–	$2,119	$3,032	$5,201

Collateral dependent impaired loans with a carrying value of $3.0 million at September 30, 2010 were subject to nonrecurring fair value measurement during the nine months ended September 30, 2010.  As of September 30, 2010 the allowance for loan losses allocation on these loans amounted to $1.5 million.

During the three and nine months ended September 30, 2010, certain loan servicing rights were written down to their fair value resulting in an immaterial valuation allowance increase, which was recorded as a component of net gains on loan sales and commissions on loans originated for others in the Corporation’s Consolidated Statement of Income.

During the three and nine months ended September 30, 2010, property acquired through foreclosures or repossession with a fair value of $1.2 million and $1.6 million, respectively, was transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value, were written down to fair value through a charge to the allowance for loan losses.  Subsequent to foreclosures, valuations are updated periodically, and assets may be marked down further, reflecting a new cost basis.  Subsequent valuation adjustments resulted in a charge to earnings of $192 thousand and $242 thousand to earnings in the three and nine months ended September 30, 2010, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2009.

(Dollars in thousands)	Carrying Value at September 30, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$3,465	$2,693	$6,158
Property acquired through foreclosure or repossession	–	-	1,186	1,186
Total assets at fair value on a nonrecurring basis	$–	$3,465	$3,879	$7,344

Collateral dependent impaired loans with a carrying value of $6.2 million at September 30, 2009 were subject to nonrecurring fair value measurement during the nine months ended September 30, 2009.  As of September 30, 2009, the allowance for loan losses allocation on these loans amounted to $1.9 million.

For the three and nine months ended September 30, 2009, property acquired through foreclosure or repossession with a fair value of $1.2 million and $1.4 million, respectively, were transferred from loans.  Valuation adjustments at the time of transfer from loans resulted in a charge to the allowance for loan losses of $119 thousand in the three and nine months ended September 30, 2009.  There were no subsequent valuations adjustments to property acquired through foreclosure or repossession in the nine months ended September 30, 2009.

The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The following table presents the fair values of financial instruments:

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$87,660	$87,660	$57,260	$57,260
Mortgage loans held for sale	20,974	21,626	9,909	10,107
Securities available for sale	577,161	577,161	691,484	691,484
FHLBB stock	42,008	42,008	42,008	42,008
Loans, net of allowance for loan losses	1,982,983	2,059,237	1,892,268	1,936,997
Accrued interest receivable	9,296	9,296	9,137	9,137
Bank-owned life insurance	51,357	51,357	44,957	44,957
Customer related interest rate swap contracts	4,964	4,964	1,704	1,704
Forward loan commitments (1)	352	352	364	364

Financial Liabilities:
Noninterest-bearing demand deposits	$242,455	$242,455	$194,046	$194,046
NOW accounts	236,775	236,775	202,367	202,367
Money market accounts	408,828	408,828	403,333	403,333
Savings accounts	210,271	210,271	191,580	191,580
Time deposits	958,425	973,493	931,684	941,090
FHLBB advances	480,358	524,214	607,328	638,269
Junior subordinated debentures	32,991	20,665	32,991	20,126
Securities sold under repurchase agreements	19,500	20,723	19,500	21,041
Other borrowings	2,424	2,424	2,001	2,001
Accrued interest payable	4,116	4,116	5,818	5,818
Customer related interest rate swap contracts	5,157	5,157	1,691	1,691
Interest rate risk management contract	1,767	1,767	434	434
Forward loan commitments (1)	557	557	211	211

(1) Interest rate lock commitments written for our residential mortgage loans that we intend to sell.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(11) Defined Benefit Pension Plans
For the periods indicated, the composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified				Non-Qualified
	Pension Plan				Retirement Plans
	Three months		Nine months		Three months		Nine months
Periods ended September 30,	2010	2009	2010	2009	2010	2009	2010	2009
Service cost	$584	$593	$1,753	$1,778	$24	$27	$70	$80
Interest cost	627	573	1,880	1,719	128	141	386	423
Expected return on plan assets	(630)	(613)	(1,890)	(1,838)	-	-	-	-
Amortization of transition asset	–	–	–	–	-	-	-	-
Amortization of prior service cost	(8)	(8)	(25)	(25)	2	7	6	20
Recognized net actuarial loss	80	75	240	227	4	7	14	21
Curtailment loss	–	–	–	–	–	–	–	97
Net periodic benefit cost	$653	$620	$1,958	$1,861	$158	$182	$476	$641

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2009 that it expected to contribute $2.0 million to its qualified pension plan and $676 thousand in benefit payments to its non-qualified retirement plans in 2010.  During the nine months ended September 30, 2010, $2.5 million of contributions have been made to the qualified pension plan and $314 thousand in benefit payments have been made to the non-qualified retirement plans.  The Corporation presently anticipates contributing an additional $101 thousand in benefit payments to the non-qualified retirement plans throughout the remainder of 2010.

(12) Share-Based Compensation Arrangement
Washington Trust has two share-based compensation plans, Bancorp’s 2003 Stock Incentive Plan, as amended (the “2003 Plan”), and Bancorp’s 1997 Equity Incentive Plan, as amended (the “1997 Plan”), (collectively “the Plans”).

Amounts recognized in the consolidated financial statements with respect to these plans are as follows:

(Dollars in thousands)
	Three months		Nine months
Periods ended September 30,	2010	2009	2010	2009
Share-based compensation expense	$271	$145	$666	$543
Related tax benefit	$96	$52	$237	$193

During the nine months ended September 30, 2010, the Corporation granted 83,700 non-qualified share options with three-year cliff vesting terms.  During the nine months ended September 30, 2009, the Corporation granted 21,000 non-qualified share options with five-year cliff vesting terms.  The share options awarded were granted to certain key employees provide for accelerated vesting upon a change in control, death or retirement (as defined in the plans).

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

	2010	2009
Expected term (years)	9.0	6.7
Expected dividend yield	3.16%	3.05%
Weighted average expected volatility	41.95	44.26
Expected forfeiture rate	0%	0%
Weighted average risk-free interest rate	3.42%	3.28%

The weighted average grant-date fair value of the share options awarded was $6.29 and $6.39, respectively, for the nine months ended September 30, 2010 and 2009.

A summary of share option activity under the Plans as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

(Dollars in thousands)	Number	Weighted	Weighted Average
	Of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2010	901,559	$21.98
Granted	83,700	17.52
Exercised	82,757	15.50
Forfeited or expired	42,054	20.28
Outstanding at September 30, 2010	860,448	$22.25	4.2 years	$301
As of September 30, 2010:
Options exercisable	661,366	$22.77	2.9 years	$133
Options expected to vest in future periods	199,082	$20.52	8.7 years	$168

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of share options exercised during the nine months ended September 30, 2010 and 2009 was $217 thousand and $115 thousand, respectively.

The Corporation granted 46,500 and 7,000 nonvested share units to directors and certain key employees during the nine months ended September 30, 2010 and 2009, respectively.  The nonvested share units awarded during 2010 were granted with one to three-year cliff vesting terms while those awarded during 2009 were granted with five-year cliff vesting terms.  The awards provide for accelerated vesting upon a change in control, death or retirement (as defined in the plans).

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of the status of Washington Trust’s nonvested shares as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	43,607	$23.30
Granted	46,500	17.86
Vested	(8,114)	25.97
Forfeited	(1,786)	18.54
Nonvested at September 30, 2010	80,207	$19.98

During the nine months ended September 30, 2010, performance share awards were granted providing an executive officer the opportunity to earn shares of common stock of the Corporation, the number of which will be determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The number of shares to be earned ranges from zero to 25,000 shares, subject to the attainment of specified performance goals discussed below.

The performance share awards were granted in the second quarter of 2010 at $15.11, which was the fair market value at the date of grant with a three year vesting period.  The number of shares awarded will range from zero to 200% of the target number of shares (12,500) dependent upon the Corporation’s core return on equity and core earnings per share growth ranking at the end of the vesting term.  The current assumption based on the most recent peer group information results in the shares vesting at 132% of the target, or 16,500 shares.  The Corporation has recognized compensation expense based on this assumption and will make the necessary adjustments each time the percentage of the target shares is adjusted.  If the goals are not met, no compensation cost will be recognized and any recognized compensation costs will be reversed.  The performance share awards provide for accelerated vesting if there is a change in control, death, disability or retirement (as defined in the plans).

A summary of the status of Washington Trust’s performance share awards as of September 30, 2010, and changes during the nine months ended September 30, 2010, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Performance shares at January 1, 2010	7,232	$24.12
Granted	16,500	15.11
Vested	(6,992)	24.12
Forfeited	(240)	24.12
Performance shares at September 30, 2010	16,500	$15.11

As of September 30, 2010, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the plans.  That cost is expected to be recognized over a weighted average period of 2.3 years.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended Sept. 30,	2010	2009	2010	2009	2010	2009	2010	2009
Net interest income (expense)	$19,229	$14,758	$(11)	$(29)	$883	$1,997	$20,101	$16,726
Noninterest income (expense)	5,693	4,992	6,485	6,049	1,261	(4)	13,439	11,037
Total income	24,922	19,750	6,474	6,020	2,144	1,993	33,540	27,763

Provision for loan losses	1,500	1,800	–	–	–	–	1,500	1,800
Depreciation and amortization expense	591	606	362	429	96	37	1,049	1,072
Other noninterest expenses	13,599	11,759	4,611	4,131	3,596	2,230	21,806	18,120
Total noninterest expenses	15,690	14,165	4,973	4,560	3,692	2,267	24,355	20,992
Income (loss) before income taxes	9,232	5,585	1,501	1,460	(1,548)	(274)	9,185	6,771
Income tax expense (benefit)	3,156	1,948	530	516	(871)	(606)	2,815	1,858
Net income (loss)	$6,076	$3,637	$971	$944	$(677)	$332	$6,370	$4,913

Total assets at period end	2,116,747	1,979,463	50,178	50,512	742,078	858,090	2,909,003	2,888,065
Expenditures for long-lived assets	127	1,506	7	321	21	82	155	1,909

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended Sept. 30,	2010	2009	2010	2009	2010	2009	2010	2009
Net interest income (expense)	$55,375	$47,828	$(45)	$(60)	$1,608	$1,178	$56,938	$48,946
Noninterest income (expense)	13,640	14,331	19,554	17,416	1,786	(499)	34,980	31,248
Total income	69,015	62,159	19,509	17,356	3,394	679	91,918	80,194

Provision for loan losses	4,500	6,500	–	–	–	–	4,500	6,500
Depreciation and amortization expense	1,776	1,889	1,124	1,260	270	114	3,170	3,263
Other noninterest expenses	37,510	35,196	14,005	12,902	8,745	6,550	60,260	54,648
Total noninterest expenses	43,786	43,585	15,129	14,162	9,015	6,664	67,930	64,411
Income (loss) before income taxes	25,229	18,574	4,380	3,194	(5,621)	(5,985)	23,988	15,783
Income tax expense (benefit)	8,628	6,478	1,548	1,132	(3,028)	(3,175)	7,148	4,435
Net income (loss)	$16,601	$12,096	$2,832	$2,062	$(2,593)	$(2,810)	$16,840	$11,348

Total assets at period end	2,116,747	1,979,463	50,178	50,512	742,078	858,090	2,909,003	2,888,065
Expenditures for long-lived assets	837	2,493	112	784	459	177	1,408	3,454

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

(14) Comprehensive Income

(Dollars in thousands)

Three months ended September 30,	2010	2009
Net income	$6,370	$4,913
Unrealized holding (losses) gains on securities available for sale, net of income tax benefit of $414 in 2010 and net of income tax expense of $4,142 in 2009	(750)	7,479
Noncredit-related losses on securities not expected to be sold, net of income tax benefit of $651 in 2009.	–	(1,175)
Unrealized (losses) on cash flow hedge derivative instruments, net of income tax benefit of $337 in 2010 and $46 in 2009	(611)	(84)
Less reclassification adjustments:
(Gains) losses on securities, net of income tax expense of $262 in 2010 and net of income tax benefit of $817 in 2009	(475)	1,476
Gains on derivative instruments, net of income tax expense of $19 in 2010 and $11 in 2009	35	19
Net periodic pension cost, net of income tax expense of $28 in 2010 and $29 in 2009	51	53
Total comprehensive income	$4,620	$12,681

(Dollars in thousands)

Nine months ended September 30,	2010	2009
Net income	$16,840	$11,348
Unrealized holding gains on securities available for sale, net of income tax expense of $2,669 in 2010 and $6,833 in 2009	4,646	12,336
Noncredit-related losses on securities not expected to be sold, net of income tax benefit of $1,454 in 2009	–	(2,625)
Unrealized losses on cash flow hedge derivative instruments, net of income tax benefit of $708 in 2010 and $16 in 2009	(1,284)	(30)
Less reclassification adjustments:
(Gains) losses on securities, net of income tax expense of $175 in 2010 and net of income tax benefit of $2,218 in 2009	(317)	4,005
Credit-related other than temporary realized loss transferred out of other comprehensive income, net of income tax benefit of $61 in 2010	111	–
Gains on derivative instruments, net of income tax expense of $90 in 2010	164	–
Net periodic pension cost, net of income tax expense of $84 in 2010 and $87 in 2009	152	157
Total comprehensive income	$20,312	$25,191

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
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

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2010	2009	2010	2009
Net income	$6,370	$4,913	$16,840	$11,348
Less: Dividends and undistributed earnings allocated to participating securities	(19)	(8)	(45)	(26)
Net income applicable to common shareholders	6,351	4,905	16,795	11,322

Weighted average basic common shares	16,131.4	16,016.8	16,098.2	15,981.3
Dilutive effect of:
Options	4.9	14.2	5.7	11.6
Other	34.3	43.5	26.5	36.6
Weighted average diluted common shares	16,170.6	16,074.5	16,130.4	16,029.5

Earnings per common share:
Basic	$0.39	$0.31	$1.04	$0.71
Diluted	$0.39	$0.31	$1.04	$0.71

Weighted average stock options outstanding, not included in common stock equivalents above because they were anti-dilutive, totaled 763,000 and 702,000 for the three months ended September 30, 2010 and 2009, respectively These amounts totaled 726,000 and 849,000 for the nine months ended September 30, 2010 and 2009, respectively.

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

Our financial results are affected by interest rate volatility, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  Since the latter part of 2008, market and economic conditions have been severely impacted by deterioration in credit conditions.  Concerns about future economic growth, lower consumer confidence, contraction of credit availability and relatively lower corporate earnings continue to challenge the economy.  The rate of unemployment remained at its highest level in several years.

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

Composition of Earnings
Net income for the third quarter of 2010 amounted to $6.4 million, or 39 cents per diluted share, compared to $4.9 million, or 31 cents per diluted share, reported for the third quarter a year earlier.  The returns on average equity and average assets for the third quarter of 2010 were 9.53% and 0.87%, respectively, compared to 7.94% and 0.68%, respectively, for the same quarter in 2009.

Net income for the nine months ended September 30, 2010 amounted to $16.8 million, or $1.04 per diluted share, compared to $11.3 million, or 71 cents per diluted share, for the same period in 2009.  The returns on average equity and average assets for the first nine months of 2010 were 8.54% and 0.77%, respectively, compared to 6.24% and 0.52%, respectively, for the first nine months of 2009.

The increase in profitability over 2009 was mainly attributable to higher net interest income, improvement in wealth management revenues, a lower loan loss provision, lower levels of credit-related impairment losses on investments securities and the charge incurred in 2009 for a special FDIC assessment levied on all banks, which were partially offset by an increase in noninterest expenses.

Net interest income for the third quarter and first nine months of 2010 increased by 20% and 16%, respectively, compared to the same periods a year ago.  The increase in net interest income reflects improvement in the net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets.)  The net interest margin for the third quarter of 2010 was 3.01%, up by 50 basis points from the third quarter of 2009.  For the nine months ended September 30, 2010, the net interest margin was 2.88%, up by 43 basis points from the same period a year earlier.  The increase in the net margin was due in large part to lower funding costs, as reflected by a 68 basis point decline in the cost of interest-bearing liabilities from the first nine months 2009.

The loan loss provision charged to earnings for the three and nine months ended September 30, 2010 amounted to $1.5 million and $4.5 million, respectively.  Comparable amounts for the same periods in 2009 were $1.8 million and $6.5 million, respectively.  Net charge-offs for the three and nine months ended September 30, 2010 amounted to $1.3 million and $3.7 million, respectively.  Comparable amounts for the same periods in 2009 were $1.4 million and $3.8 million, respectively.

Revenue from wealth management services for the three and nine months ended September 30, 2010 increased by $436 thousand, or 7%, and $2.1 million, or 12%, respectively from the same periods in 2009.  Wealth management assets under administration totaled $3.9 billion at September 30, 2010, up by $123 million from the balance at December 31, 2009 and up by $290 million from the balance at September 30, 2009, reflecting higher valuations in the financial markets.

Due to strong residential mortgage refinancing activity in response to recent declines in mortgage interest rates, net gains on loan sales and commissions on loans originated for others for the third quarter of 2010 amounted to $1.0 million, an increase of $693 thousand from the second quarter of 2010 and $420 thousand from the third quarter of 2009.  Despite this increase in the third quarter of 2010, on a year-to-date basis Washington Trust has experienced lower levels of residential mortgage refinancing activity in 2010 than in the prior year.  As a result, net gains on loan sales and commissions on loans originated for others for the nine months ended September 30, 2010 were down by $1.3 million from 2009.

Net realized gains on securities for the three and nine months ended September 30, 2010 amounted to $737 thousand.  There were no other-than-temporary impairment losses on investment securities recognized in the third quarter of 2010, compared to $467 thousand in the third quarter a year earlier.  For the nine months ended September 30, 2010 and 2009, impairment losses on investment securities recognized in earnings amounted to $417 thousand and $2.5 million, respectively.

Noninterest expenses amounted to $22.9 million for the third quarter of 2010, an increase of $3.7 million, or 19%, from the third quarter of 2009.  Third quarter 2010 noninterest expenses included $752 thousand of debt prepayment penalty charges and $300 thousand for Washington Trust’s annual contribution to its charitable foundation.  There were no debt prepayment penalties recognized in 2009 and Washington Trust made its 2009 annual charitable contribution in the fourth quarter of that year.  Higher commissions and incentives also contributed to the increase in noninterest expenses compared to the third quarter of 2009. On a year-to-date basis, noninterest expenses increased by $5.5 million, or 10%, from 2009.  Included in 2009 noninterest expenses was a second quarter special FDIC assessment of $1.35 million ($869 thousand, after tax, or 5 cents per diluted share). Excluding the 2010 debt prepayment penalties and charitable contribution and the 2009 special FDIC assessment, year-to-date noninterest expenses increased by $5.8 million, or 10%, due largely to increases in salaries and employee benefit costs as well as credit, collection and foreclosed property costs.

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

The Commercial Banking segment net income for three and nine months ended September 30, 2010 increased by $2.4 million, or 67%, and $4.5 million, or 37%, respectively, compared to the same periods in 2009.  Net interest income for three and nine months ended September 30, 2010 increased by 30% and 16%, respectively, over 2009 amounts reflecting improvement in the net interest margin.  Noninterest income derived from the Commercial Banking segment for the three and nine months ended September 30, 2010 was up by 14% and down by 5%, respectively, from the comparable 2009 periods.  The quarterly increase in noninterest income reflected increases in net gains on loan sales and commissions on loans originated for others resulting from strong residential mortgage refinancing activity in the third quarter of 2010.  Despite this increase in the third quarter of 2010, on a year-to-date basis net gains on loan sales were down by 41% compared to 2009 levels.  The loan loss provision for the three and nine months ended September 30, 2010 decreased by $300 thousand and $2.0 million, respectively, from prior year periods.

The Wealth Management Services segment net income for three and nine months ended September 30, 2010 increased by $27 thousand, or 3%, and $770 thousand, or 37%, respectively, compared to the same periods in 2009.  Noninterest income derived from the Wealth Management Services segment is dependent to a large extent on the value of assets under administration and is closely tied to the performance of the financial markets.  Noninterest income for the Wealth Management Services segment for the third quarter and first nine months of 2010 increased by 7% and 12%, respectively, from the comparable periods in 2009.  Wealth management assets under administration increased by $290 million, or 8%, from the balance at September 30, 2009.  Noninterest expenses for the Wealth Management Services segment for the three and nine months ended September 30, 2010 increased by 9% and 7%, respectively, from the same periods in 2009, reflecting increases in incentive-based compensation.

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

FTE net interest income amounted to $20.6 million and $58.3 million for the three and nine months ended September 30, 2010, respectively, an increase of $3.4 million, or 20%, and $8.0 million, or 16%, from the same periods a year earlier.  The net interest margin for the third quarter and first nine months of 2010 amounted to 3.01% and 2.88%, respectively, compared to 2.51% and 2.45% for the same periods in 2009.  The increase in the net interest margin primarily reflects a decrease in the cost of interest-bearing liabilities.  The cost of interest-bearing liabilities for the third quarter and first nine months of 2010 declined by 70 basis points and 68 basis points, respectively, from the comparable 2009 periods.

Average interest-earning assets for the three and nine months ended September 30, 2010 decreased by $10.3 million, or 0.4%, and $46.9 million, or 2%, respectively, from the same periods a year earlier.  A decrease in total average securities was partially offset by growth in the loan portfolio.  Total average securities for the three and nine months ended September 30, 2010 decreased by $139 million and $148 million, respectively, from the same periods last year due partially to the third quarter 2010 balance sheet deleveraging transaction which included the sale of $63 million in mortgage-backed securities and prepayment of $65 million in FHLBB advances.  The decline in average securities also reflected maturities and pay-downs on mortgage-backed securities offset, in part, by purchases of debt securities.  The FTE rate of return on securities for the three and nine months ended September 30, 2010 decreased by 19 basis points and 22 basis points, respectively, from the same periods a year earlier.  The decrease in the total yield on securities reflects lower yields on variable rate securities tied to short-term interest rates.  Total average loans for the three and nine months ended September 30, 2010 increased by $98 million and $82 million, respectively, from the same periods in 2009, largely due to growth in the commercial loan portfolio.  The yield on total loans for the third quarter and first half of 2009 decreased by 9 basis points and 17 basis points, respectively, from the comparable 2009 periods, reflecting declines in short-term interest rates.

For the three and nine months ended September 30, 2010, average interest-bearing liabilities decreased by $34 million, or 1%, and $64 million, or 3%, respectively, from the same periods in 2009.  Declines in average FHLBB advances and out-of-market brokered certificates of deposits were offset, in part, by growth in in-market deposits.  The average balance of FHLBB advances for the three and nine months ended September 30, 2010 decreased by $141 million from the comparable 2009 periods.  The average rate paid on FHLBB advances decreased slightly compared to the third quarter of 2009 and increased by 14 basis points compared to the average rate paid in the nine months ended September 30, 2009.  See additional discussion on FHLBB advance modifications and the third quarter 2010 balance sheet deleveraging transaction under the caption “Borrowings”.  Average interest-bearing deposits for the third quarter and first nine months of 2010 increased by $107 million and $77 million, respectively, while the average rate paid on interest-bearing deposits decreased by 73 basis points and 82 basis points, respectively, from the comparable periods in 2009.  Interest-bearing deposits include out-of-market brokered certificates of deposits, which are utilized by the Corporation as part of its overall funding program along with FHLBB advances and other sources.  Average out-of-market brokered certificates of deposits for the three and nine months ended September 30, 2010 decreased by $36 million and $59 million, respectively, from the comparable periods in 2009.  Excluding out-of-market brokered certificates of deposit, average in-market interest-bearing deposits for the three and nine months ended September 30, 2010 increased by $142 million and $136 million, respectively, from the comparable periods in 2009 while the average rate paid on in-market interest-bearing deposits decreased by 67 basis points and 76 basis points, respectively.

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

Three months ended September 30,	2010			2009
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$1,038,146	$13,834	5.29%	$969,215	$12,850	5.26%
Residential real estate loans	642,829	8,009	4.94%	616,825	8,113	5.22%
Consumer loans	327,554	3,295	3.99%	324,306	3,390	4.15%
Total loans	2,008,529	25,138	4.97%	1,910,346	24,353	5.06%
Cash, federal funds sold
and other short-term investments	49,578	25	0.20%	18,962	13	0.28%
FHLBB stock	42,008	–	–%	42,008	–	–%

Taxable debt securities	528,196	5,227	3.93%	665,937	7,028	4.19%
Nontaxable debt securities	79,462	1,154	5.76%	80,667	1,166	5.73%
Corporate stocks	3,852	75	7.56%	4,013	89	8.79%
Total securities	611,510	6,456	4.19%	750,617	8,283	4.38%
Total interest-earning assets	2,711,625	31,619	4.63%	2,721,933	32,649	4.76%
Non interest-earning assets	220,191			189,177
Total assets	$2,931,816			$2,911,110
Liabilities and Shareholders’ Equity:
NOW accounts	$229,468	$68	0.12%	$184,253	$88	0.19%
Money market accounts	397,634	397	0.40%	366,712	840	0.91%
Savings accounts	208,892	75	0.14%	194,116	122	0.25%
Time deposits	960,521	4,207	1.74%	944,874	6,527	2.74%
FHLB advances	532,053	5,574	4.16%	672,746	7,094	4.18%
Junior subordinated debentures	32,991	484	5.82%	32,991	545	6.56%
Other	21,250	246	4.59%	20,742	246	4.71%
Total interest-bearing liabilities	2,382,809	11,051	1.84%	2,416,434	15,462	2.54%
Demand deposits	238,212			201,678
Other liabilities	43,364			45,413
Shareholders’ equity	267,431			247,585
Total liabilities and shareholders’ equity	$2,931,816			$2,911,110
Net interest income (FTE)		$20,568			$17,187
Interest rate spread			2.79%			2.22%
Net interest margin			3.01%			2.51%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:
(Dollars in thousands)

Three months ended September 30,	2010	2009
Commercial and other loans	$62	$50
Nontaxable debt securities	385	385
Corporate stocks	20	26
Total	$467	$461

Nine months ended September 30,	2010			2009
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$1,010,893	$39,887	5.28%	$927,931	$37,231	5.36%
Residential real estate loans	625,848	23,673	5.06%	633,365	25,375	5.36%
Consumer loans	328,803	9,823	3.99%	322,078	10,135	4.21%
Total loans	1,965,544	73,383	4.99%	1,883,374	72,741	5.16%
Cash, federal funds sold
and other short-term investments	38,720	59	0.20%	19,520	39	0.27%
FHLBB stock	42,008	–	–%	42,008	–	–%

Taxable debt securities	574,037	17,115	3.99%	720,547	23,065	4.28%
Nontaxable debt securities	79,503	3,464	5.83%	80,672	3,498	5.80%
Corporate stocks	3,959	227	7.61%	4,558	262	7.72%
Total securities	657,499	20,806	4.23%	805,777	26,825	4.45%
Total interest-earning assets	2,703,771	94,248	4.66%	2,750,679	99,605	4.84%
Non interest-earning assets	212,629			182,160
Total assets	$2,916,400			$2,932,839
Liabilities and Shareholders’ Equity:
NOW accounts	$212,456	$195	0.12%	$178,470	$242	0.18%
Money market accounts	399,804	1,561	0.52%	369,453	3,154	1.14%
Savings accounts	203,829	245	0.16%	186,881	422	0.30%
Time deposits	956,461	13,846	1.94%	960,450	21,787	3.03%
FHLB advances	570,982	17,793	4.17%	711,575	21,433	4.03%
Junior subordinated debentures	32,991	1,561	6.33%	32,991	1,503	6.09%
Other	21,104	731	4.63%	21,678	735	4.53%
Total interest-bearing liabilities	2,397,627	35,932	2.00%	2,461,498	49,276	2.68%
Demand deposits	215,368			184,590
Other liabilities	40,356			44,255
Shareholders’ equity	263,049			242,496
Total liabilities and shareholders’ equity	$2,916,400			$2,932,839
Net interest income (FTE)		$58,316			$50,329
Interest rate spread			2.66%			2.16%
Net interest margin			2.88%			2.45%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Nine months ended September 30,	2010	2009
Commercial and other loans	$159	$152
Nontaxable debt securities	1,156	1,159
Corporate stocks	63	72
Total	$1,378	$1,383

The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			Nine months ended
	September 30, 2010 vs. 2009			September 30, 2010 vs. 2009
	Increase (decrease) due to			Increase (decrease) due to
(Dollars in thousands)	Volume	Rate	Net Chg	Volume	Rate	Net Chg
Interest on interest-earning assets:
Commercial and other loans	$913	$71	$984	$3,228	$(572)	$2,656
Residential real estate loans, including
mortgage loans held for sale	337	(441)	(104)	(298)	(1,404)	(1,702)
Consumer loans	34	(129)	(95)	213	(525)	(312)
Cash, federal funds sold and short-term investments	17	(5)	12	32	(12)	20
FHLBB stock	–	–	–	–	–	–
Taxable debt securities	(1,385)	(416)	(1,801)	(4,463)	(1,487)	(5,950)
Nontaxable debt securities	(18)	6	(12)	(52)	18	(34)
Corporate stocks	(3)	(11)	(14)	(32)	(3)	(35)
Total interest income	(105)	(925)	(1,030)	(1,372)	(3,985)	(5,357)
Interest on interest-bearing liabilities:
NOW accounts	18	(38)	(20)	41	(88)	(47)
Money market accounts	65	(508)	(443)	241	(1,834)	(1,593)
Savings accounts	10	(57)	(47)	35	(212)	(177)
Time deposits	106	(2,426)	(2,320)	(91)	(7,850)	(7,941)
FHLBB advances	(1,486)	(34)	(1,520)	(4,363)	723	(3,640)
Junior subordinated debentures	–	(61)	(61)	–	58	58
Other	6	(6)	-	(20)	16	(4)
Total interest expense	(1,281)	(3,130)	(4,411)	(4,157)	(9,187)	(13,344)
Net interest income	$1,176	$2,205	$3,381	$2,785	$5,202	$7,987

Provision and Allowance for Loan Losses
The provision for loan losses is based on management’s periodic assessment of the adequacy of the allowance for loan losses which in turn, is based on such interrelated factors as the growth in and composition of the loan portfolio and its inherent risk characteristics, the level of nonperforming loans and charge-offs, both current and historic, general and local economic and credit conditions, the direction of real estate values, and regulatory guidelines.  The provision for loan losses is charged against earnings in order to maintain an allowance for loan losses that reflects management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

The provision for loan losses charged to earnings for the three and nine months ended September 30, 2010 amounted to $1.5 million and $4.5 million, respectively, compared to $1.8 million and $6.5 million, respectively, for the same periods in 2009.  Management believes that the change in the provision for loan losses has been consistent with the trend in asset quality and delinquency indicators.  2009 was a period of worsening asset quality, as indicated by increases in delinquencies and nonaccrual loans.  Total delinquencies and nonaccrual loans increased from $17.6 million and $7.8 million, respectively, at the end of 2008 to $31.6 million and $27.5 million, respectively, at the end of 2009.  In 2010, the pace of loans becoming delinquent or classified as nonaccrual has slowed somewhat and total delinquencies and nonaccrual loans have declined by $6.7 million and $7.9 million, respectively, in the first nine months of 2010.

Net charge-offs were $1.3 million and $3.7 million for the third quarter and first nine months of 2010, respectively.  Comparable amounts for the same periods in 2009 were $1.4 million and $3.8 million, respectively.  Commercial loan net charge-offs represented $3.0 million, or 81% of total net charge-offs, for the first nine months of 2010 compared to $3.2 million, or 86%, for the same period a year earlier.

The allowance for loan losses was $28.2 million, or 1.40% of total loans, at September 30, 2010, compared to $27.4 million, or 1.43% of total loans, at December 31, 2009.

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

(Dollars in thousands)	Three Months				Nine Months
			$	%			$	%
Periods ended September 30,	2010	2009	Chg	Chg	2010	2009	Chg	Chg
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$5,052	$4,717	$335	7%	$15,222	$13,241	$1,981	15%
Mutual fund fees	1,084	1,089	(5)	–	3,299	2,997	302	10
Financial planning, commissions and other service fees	349	243	106	44	1,033	1,178	(145)	(12)
Wealth management services	6,485	6,049	436	7	19,554	17,416	2,138	12
Service charges on deposit accounts	1,411	1,257	154	12	3,964	3,571	393	11
Merchant processing fees	3,050	2,619	431	16	7,062	6,054	1,008	17
Income from bank-owned life insurance	486	451	35	8	1,399	1,342	57	4
Net gains on loan sales and commissions on loans originated for others	1,011	591	420	71	1,889	3,187	(1,298)	(41)
Net realized gains on securities	737	–	737	–	737	314	423	135
Net (losses) gains on interest rate swap contracts	(60)	92	(152)	(165)	(113)	493	(606)	(123)
Other income	319	445	(126)	(28)	905	1,329	(424)	(32)
Noninterest income, excluding other-than- temporary impairment losses	13,439	11,504	1,935	17	35,397	33,706	1,691	5
Total other-than-temporary impairment losses on securities	–	(2,293)	2,293	100	(245)	(6,537)	6,292	96
Portion of loss recognized in other comprehensive income (before taxes)	–	1,826	(1,826)	(100)	(172)	4,079	(4,251)	(104)
Net impairment losses recognized in earnings	–	(467)	467	100	(417)	(2,458)	2,041	83
Total noninterest income	$13,439	$11,037	$2,402	22%	$34,980	$31,248	$3,732	12%

Wealth management services revenue is our largest source of noninterest income.  Wealth management revenues are largely dependent on the value of wealth management assets under administration and are closely tied to the performance of the financial markets.  The following table presents the changes in wealth management assets under administration for the three and nine months ended September 30, 2010 and 2009:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2010	2009	2010	2009
Balance at the beginning of period	$3,659,383	$3,316,308	$3,770,193	$3,147,649
Net market appreciation and income	253,372	295,257	100,013	458,401
Net client cash flows	(19,611)	(8,141)	22,938	(2,626)
Balance at the end of period	$3,893,144	$3,603,424	$3,893,144	$3,603,424

Noninterest Income Analysis
Wealth management revenues for the third quarter of 2010 decreased by $278 thousand, or 4%, from the second quarter of 2010 and increased by $436 thousand, or 7%, from the third quarter last year. Included in second quarter of 2010 amounts were seasonal tax preparation fee revenues of $327 thousand.  For the nine months ended September 30, 2010, wealth management revenues were up by $2.1 million, or 12%, from the same period a year earlier.  Assets under administration totaled $3.9 billion at September 30, 2010, up $123 million, or 3%, from December 31, 2009 reflecting net market value appreciation and income of $100 million and net client cash inflows of $23 million.

Service charges on deposits for the three and nine months ended September 30, 2010 increased by $154 thousand and $393 thousand, respectively, from the same periods in 2009.  Included in these increases for the three and nine month periods was $146 thousand and $282 thousand, respectively, of revenues in a category previously reported as a reduction to outsourced services expense.  This change in reporting practice had no effect on net income and was not retroactively applied.

Merchant processing fees represent charges to merchants for credit card transactions processed.  Merchant processing fees for the three and nine months ended September 30, 2010 increased by $431 thousand and $1.0 million, respectively, from the same periods a year earlier primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense”.

Net gains on loan sales and commissions on loans originated for others for the three and nine months ended September 30, 2010 totaled $1.0 million and $1.9 million, respectively.  This compared to $591 thousand and $3.2 million, respectively, for the same periods a year earlier.  This revenue source is dependent on mortgage origination volume, which is sensitive to rates and the condition of housing markets.  Washington Trust experienced strong residential mortgage refinancing activity in the third quarter of 2010 in response to recent declines in mortgage interest rates.  Despite this increase in the third quarter, on a year-to-date basis Washington Trust experienced lower levels of residential mortgage refinancing activity in 2010 than in the prior year.

Net realized gains on securities for the three and nine months ended September 30, 2010 amounted to $737 thousand.  See discussion on the third quarter 2010 balance sheet deleveraging transaction under the captions “Noninterest Expense”.  There were no net realized gains on securities in the third quarter of 2009 and $423 thousand of net realized gains in the first nine months of 2009.

Net losses on interest rate swap contracts for the three and nine months ended September 30, 2010 amounted to $60 thousand and $113 thousand, respectively, reflecting decreases in the fair value of certain interest rate swap contracts due to declines in interest rates.  During the three and nine months ended September 30, 2009, net gains on interest rate swap contracts totaled $92 thousand and $493 thousand, respectively.  See Note 9 to the Corporation’s Consolidated Financial Statements for additional discussion on interest rate swap contracts.

There were no impairment losses on investment securities in the third quarter of 2010, compared to $467 thousand in the second quarter of 2009.  Results for the first nine months of 2010 and 2009 included net impairment losses charged to earnings of $417 thousand and $2.5 million, respectively.  See additional discussion in the “Financial Condition” section under the caption “Securities”.

Noninterest Expense
The following table presents a noninterest expense comparison for the three and nine months ended September 30, 2010 and 2009:

(Dollars in thousands)	Three Months				Nine Months
			$	%			$	%
Periods ended September 30,	2010	2009	Chg	Chg	2010	2009	Chg	Chg
Noninterest expense:
Salaries and employee benefits	$12,067	$10,416	$1,651	16%	$35,294	$31,250	$4,044	13%
Net occupancy	1,202	1,232	(30)	(2)	3,663	3,580	83	2
Equipment	1,037	916	121	13	3,048	2,927	121	4
Merchant processing costs	2,606	2,213	393	18	6,020	5,136	884	17
Outsourced services	769	683	86	13	2,379	2,037	342	17
FDIC deposit insurance costs	861	808	53	7	2,439	3,602	(1,163)	(32)
Legal, audit and professional fees	438	546	(108)	(20)	1,364	1,885	(521)	(28)
Advertising and promotion	467	422	45	11	1,250	1,214	36	3
Amortization of intangibles	273	303	(30)	(10)	854	919	(65)	(7)
Debt prepayment penalties	752	–	752	–	752	–	752	–
Other expenses	2,383	1,653	730	44	6,367	5,361	1,006	19
Total noninterest expense	$22,855	$19,192	$3,663	19%	$63,430	$57,911	$5,519	10%

Noninterest Expense Analysis
Salaries and employee benefit expense for the three and nine months ended September 30, 2010 increased by $1.7 million, or 16%, and $4.0 million, or 13%, respectively, from the same periods in 2009.  The increase reflects higher commissions and incentives, which were being recognized at lower levels in 2009, and higher staffing levels related to our Massachusetts loan production office and a new branch, which were opened in the second half of 2009.

Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.  Merchant processing costs for the three and nine months ended September 30, 2010 increased by

$393 thousand and $884 thousand, respectively, from the same periods a year earlier primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing fees under the caption “Noninterest Income”.

Outsourced services for the three and nine months ended September 30, 2010 increased by $86 thousand and $342 thousand, respectively, from the comparable periods in 2009.  See discussion on the change in reporting practice in service charges on deposits under the caption “Noninterest Income Analysis.”

FDIC deposit insurance costs for the three and nine months ended September 30, 2010 totaled $861 thousand and $2.4 million, respectively, while comparable amounts for the same periods in 2009 were $808 thousand and $3.6 million.  A special FDIC assessment of $1.35 million ($869 thousand after tax, or 5 cents per diluted share) was recorded in the second quarter of 2009.

Legal, audit and professional fees for the third quarter and first nine months of 2010 were down by $108 thousand and $521 thousand, respectively, from the comparable periods in 2009.  The decrease was attributable to lower recruitment costs and legal costs associated with product development and maintenance and other matters.

In the third quarter of 2010, a balance sheet deleveraging transaction was consummated, which consisted of the sale of $63 million in mortgage-backed securities and the prepayment of $65 million in FHLBB advances.  As a result, $800 thousand of net realized gains on securities and a $752 thousand debt prepayment charge were recognized in the third quarter of 2010.  There were no debt prepayment penalty charges for the nine months ended September 30, 2009.

Other expenses for the three and nine months ended September 30, 2010 increased by $730 thousand, or 44%, and $1.0 million, or 19%, respectively, from the same periods a year earlier.  The increase reflects higher levels of credit, collection and foreclosed property costs and also included $300 thousand for Washington Trust’s annual contribution to its charitable foundation.  The 2009 annual charitable contribution was made in the fourth quarter of that year.

Income Taxes
Income tax expense amounted to $2.8 million and $7.1 million, respectively, for the three and nine months ended September 30, 2010, as compared to $1.9 million and $4.4 million, respectively, for the same periods in 2009.  The Corporation’s effective tax rate for the three and nine months ended September 30, 2010 was 30.7% and 29.8%, respectively, as compared to 27.4% and 28.1%, respectively, for the same periods last year.  The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, the dividends received deduction and income from bank-owned life insurance.

Financial Condition
Summary
Total assets amounted to $2.9 billion at September 30, 2010, up by $25 million from the balance at December 31, 2009.  The investment securities portfolio amounted to $577 million at September 30, 2010, down by $114 million from the balance at December 31, 2009, reflecting the third quarter 2010 balance sheet deleveraging transaction and maturities and pay-downs on mortgage-backed securities offset, in part, by purchases of debt securities.  Total loans increased by $91 million, or 5%, during the first nine months of 2010, with $65 million of growth in commercial loans.  Total liabilities were up by $12 million in the nine months ended September 30, 2010.  Growth in deposits totaled $134 million while FHLBB advances declined by $127 million.  Shareholders’ equity totaled $267 million at September 30, 2010, compared to $255 million at December 31, 2009.  As of September 30, 2010, the Corporation is categorized as “well capitalized” under the regulatory framework for prompt corrective action.  See additional discussion under the caption “Liquidity and Capital Resources.”

Nonaccrual loans at September 30, 2010 and December 31, 2009, totaled $19.6 million and $27.5 million, respectively, down by $7.9 million, due to a net decrease in nonaccrual commercial loans.  Total delinquencies amounted to $24.9 million, or 1.24% of total loans, at September 30, 2010, down by $6.7 million from December 31, 2009.  Loans classified as troubled debt restructurings amounted to $20.5 million at September 30, 2010, up by $10.2 million from the balance at December 31, 2009.  Overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of September 30, 2010 and December 31, 2009, our Level 3 financial instruments consisted primarily of two available for sale pooled trust preferred securities, which were not actively traded.

As of September 30, 2010, the Corporation concluded that the low level of trading activity for our Level 3 pooled trust preferred securities continued to indicate that quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust were required to sell these securities in an un-orderly fashion, actual proceeds received could potentially be significantly less than their fair values.

At September 30, 2010 the investment securities portfolio totaled $577 million, down by $114 million from the balance at December 31, 2009, partially due to the third quarter 2010 balance sheet deleveraging transaction in which $63 million in mortgage-backed securities were sold to prepay $65 million in FHLBB advances.  As a result of this deleveraging transaction, $800 thousand of net realized gains on securities and a $752 thousand debt prepayment charge were recognized in the third quarter of 2010.  The decline in the investment security portfolio also included $128 million of maturities and principal payments of mortgage-backed securities and other securities offset, in part, by $81 million in purchases of debt securities.  Washington Trust’s investment securities portfolio consists largely of mortgage-backed securities.  All of the Corporation’s mortgage-backed securities are issued by U.S. government agencies or U.S. government-sponsored enterprises.

At September 30, 2010, the net unrealized gain position on the investment securities portfolio was $20.7 million, including $11.5 million in gross unrealized losses.  Nearly all of these gross unrealized losses at September 30, 2010 were concentrated in variable rate trust preferred securities issued by financial services companies.  The net unrealized gain position on the investment securities portfolio was $13.8 million at December 31, 2009, which included gross unrealized losses of $14.7 million.

The following tables present information concerning the named issuers and pooled trust preferred obligations, including credit ratings.  The Corporation’s Investment Policy contains rating standards that specifically reference ratings issued by Moody’s and S&P.

Individual Issuer Trust Preferred Securities
(Dollars in thousands)
	September 30, 2010				Credit Ratings
Named Issuer		Amortized	Fair	Unrealized	September 30, 2010		Form 10-Q Filing Date
(parent holding company)	(a)	Cost (b)	Value	Loss	Moody's	S&P	Moody's	S&P
JPMorgan Chase & Co.	2	$9,722	7,242	(2,480)	A2	BBB+	A2	BBB+
Bank of America Corporation	3	5,732	4,132	(1,600)	Baa3	BB (c)	Baa3	BB (c)
Wells Fargo & Company	2	5,106	4,066	(1,040)	Baa1 / Baa2	A-	Baa1 / Baa2	A-
SunTrust Banks, Inc.	1	4,165	3,102	(1,063)	Baa3	BB (c)	Baa3	BB (c)
Northern Trust Corporation	1	1,980	1,621	(359)	A3	A-	A3	A-
State Street Corporation	1	1,969	1,539	(430)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,917	1,128	(789)	Ba1 (c)	B (c)	Ba1 (c)	B (c)
Totals	11	$30,591	22,830	(7,761)

(a)	Number of separate issuances, including issuances of acquired institutions.
(b)	Net of other-than-temporary impairment losses recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009.
(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2010.

Pooled Trust Preferred Obligations
(Dollars in thousands)	September 30, 2010
					Deferrals	Credit Ratings
	Amortized	Fair	Unrealized	No. of Cos. in	and Defaults	September 30, 2010		Form 10-Q Filing Date
Deal Name	Cost	Value	Loss	Issuance	(a)	Moody's	S&P	Moody's	S&P
Tropic CDO 1, tranche A4L (d)	$3,200	678	(2,522)	38	38.8%	Ca (c)	(b)	Ca (c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,283	163	(1,120)	73	32.6%	C (c)	(b)	C (c)	(b)
Totals	$4,483	841	(3,642)

(a)	Percentage of pool collateral in deferral or default status.
(b)	Not rated by S&P.
(c)	Rating is below investment grade.
(d)
The instrument was downgraded to a below investment grade rating of “Caa3” by Moody’s on March 27, 2009 and was placed on nonaccrual status as of March 31, 2009.  On October 30, 2009, Moody’s downgraded this security to a rating of “Ca.”  This credit rating status has been considered by management in its assessment of the impairment status of this security.  During the quarter ended March 31, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of March 31, 2009 and recognized an other-than-temporary impairment charge of $3.6 million pursuant to the provisions of ASC 320.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $1.4 million. In April 2010, the tranche instrument held by the Corporation began deferring a portion of interest payments.  During the quarter ended June 30, 2010 an adverse change occurred in the expected cash flows for this security and resulted in an additional credit-related impairment loss of $354 thousand charged to earnings in the second quarter of 2010.  The analysis of the expected cash flows for this security did not result in further credit-related impairment loss for the quarter ended September 30, 2010.  Based on information available as of the filing date of this report, 17 of the 38 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $116.5 million of the underlying collateral pool was in deferral or default status, or 38.8% of the total original collateral balance of $300 million.

(e)
In December 2008, this security began deferring interest payments until future periods and the Corporation placed this security on nonaccrual status and recognized an other-than-temporary impairment charge in the amount of $1.9 million.  Pursuant to the provisions of ASC 320 adopted effective January 1, 2009 and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified this noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.2 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by the amount of the cumulative effect adjustment before taxes.  The instrument was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  During the quarter ended September 30, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized an other-than-temporary impairment charge of $2.3 million pursuant to the provisions of ASC 320.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $467 thousand.  The analysis of the expected cash flows for this security as of December 31, 2009 resulted in an additional credit-related impairment loss of $679 thousand being recognized in earnings in the fourth quarter of 2009.  In the first quarter of 2010, an additional credit-related impairment loss of $63 thousand was recognized in earnings based on the analysis of expected cash flows for this security as of March 31, 2010.  This security was downgraded to a rating of “C” by Moody’s on June 24, 2010.  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. The analysis of the expected cash flows for this security as of September 30, 2010 did not result in further credit-related impairment loss for the quarter ended September 30, 2010.  Based on information available as of the filing date of this report, 22 of the 73 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $285.6 million of the underlying collateral pool was in deferral or default status, or 32.6% of the total original collateral pool of $877.4 million.

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

Federal Home Loan Bank Stock
As of September 30, 2010 and December 31, 2009, the Corporation’s investment in FHLBB stock totaled $42.0 million.  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  The Corporation is required to maintain a level of investment in FHLBB stock based on the level of its

FHLBB advances, which is viewed as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.  At September 30, 2010, the Corporation’s investment in FHLBB stock exceeded its required investment by $16.1 million.  No market exists for shares of the FHLBB.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock is subject to the conditions imposed by the FHLBB.  In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends.

On October 28, 2010, the FHLBB announced its unaudited financial results for the quarter ended September 30, 2010.  The FHLBB reported net income of $41.3 million and $83.0 million for the three and nine months ended September 30, 2010 compared to a net loss of $105.4 million and $193.1 million for the same periods a year earlier.  Additionally, it reported total capital of $3.2 billion at September 30, 2010, compared to $2.8 billion at December 31, 2009.  The increase in earnings and capital largely reflected lower levels of credit losses on securities deemed to be other-than-temporarily impaired.  The FHLBB continues to exceed the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Finance Agency.  The FHLBB’s primary source of funding is debt issued by the FHLB system.  The FHLB system continues to demonstrate the ability to continue to issue additional debt.  As of the filing date of this report, debt obligations issued by the FHLB System continue to be rated Aaa by Moody’s and AAA by Standard & Poor’s.  If needed, the FHLB system also has the ability to secure funding available to government-sponsored entities through the U.S. Treasury.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of September 30, 2010.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired.  If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.

Loans
Washington Trust’s loan portfolio amounted to $2.0 billion at September 30, 2010, up $91 million, or 5%, in the first nine months of 2010, with $65 million of growth in the commercial loan portfolio and $28 million of growth in the residential real estate loans.  Consumer loan balances declined slightly in 2010.

Commercial Loans
Commercial loans fall into two major categories, commercial real estate and other commercial loans (commercial and industrial).  Commercial real estate loans consist of commercial mortgages and construction and development loans.  Commercial mortgages are loans secured by income producing property.

Commercial lending represents a significant portion of the Bank’s loan portfolio.  In recent years the Bank continued to experience increased demand for commercial loan activity due in large part to decreased lending activity by larger institutions in its lending area.  As a result, the Bank sought to selectively expand its commercial lending relationships with new and existing customers while at the same time maintaining its traditional commercial lending underwriting standards.  Total commercial loans amounted to 52% of total loans at September 30, 2010.  During the first nine months of 2010, commercial loan growth amounted to $65 million, or 7%.

Commercial Real Estate Loans
Commercial real estate loans amounted to $585 million at September 30, 2010, including $63 million in commercial construction loans, up by $16 million from the balance at December 31, 2009.  These loans are secured by a variety of property types, with approximately 83% of the total composed of retail, office, lodging, commercial mixed use, multi-family and industrial properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$529,904	91%	$512,748	90%
New York, New Jersey, Pennsylvania	41,672	7%	40,485	7%
New Hampshire	11,890	2%	14,342	3%
Other	1,709	–%	1,714	–%
Total	$585,175	100%	$569,289	100%

Other Commercial Loans
Other commercial loans amounted to $464 million at September 30, 2010, up by $49 million, or 12%, from the balance at the end of 2009.  Other commercial loans are largely collateralized and in many cases the collateral consists of real estate occupied by the business as well as other business assets.  This portfolio includes loans to a variety of business types.  Approximately 69% of the balance at September 30, 2010 was composed of retail, health care/social assistance, owner occupied and other real estate, manufacturing, construction, wholesale, and accommodation & food services businesses.  Growth in this category in the first nine months of 2010 was primarily attributable to originations in our general market area of southern New England.

Residential Real Estate Loans
Residential real estate loans increased by $28 million, or 5%, from the balance at December 31, 2009.  Washington Trust experienced strong residential mortgage refinancing and mortgage sales activity in the third quarter of 2010 due to recent declines in mortgage interest rates.  Washington Trust originates residential real estate mortgage loans within our general market area of southern New England for portfolio and for sale in the secondary market.  The majority of loans sold are sold with servicing released.  During the first nine months of 2010, total residential mortgage loans originated for sale amounted to $122 million, down from $205 million for the same period in 2009.  From time to time, Washington Trust purchases one-to-four family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  The total balance of purchased residential mortgages amounted to $103 million and $130 million at September 30, 2010 and December 31, 2009, respectively.  There were no purchases of residential mortgages during the first nine months of 2010, compared to $1.1 million in purchases for the same period a year earlier.

Washington Trust has never offered a sub-prime mortgage program and has no option-adjusted ARMs.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	September 30, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$594,058	94%	$555,455	92%
New York, Virginia, New Jersey, Maryland,
Pennsylvania, District of Columbia	14,479	2%	18,908	3%
Ohio	10,285	2%	13,700	2%
California, Washington, Oregon	6,744	1%	8,140	1%
Colorado, Texas, New Mexico, Utah	4,012	1%	5,038	1%
Georgia	2,231	–%	2,519	1%
New Hampshire	1,281	–%	1,333	–%
Other	478	–%	482	–%
Total	$633,568	100%	$605,575	100%

Consumer Loans
Consumer loans portfolio amounted to $328 million at September 30, 2010 which is relatively consistent with the balance at December 31, 2009.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at September 30, 2010.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Corporation estimates that approximately 55% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington

Trust mortgages.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	September 30,	December 31,
	2010	2009
Nonaccrual loans:
Commercial mortgages	$6,426	$11,588
Commercial construction and development	–	–
Other commercial	6,256	9,075
Residential real estate mortgages	6,080	6,038
Consumer	824	769
Total nonaccrual loans	19,586	27,470
Nonaccrual investment securities	841	1,065
Property acquired through foreclosure or repossession, net	2,612	1,974
Total nonperforming assets	$23,039	$30,509

Nonperforming assets to total assets	0.79%	1.06%
Nonperforming loans to total loans	0.97%	1.43%
Total past due loans to total loans	1.24%	1.64%
Accruing loans 90 days or more past due	$–	$–

Nonperforming assets totaled $23.0 million, or 0.79% of total assets, at September 30, 2010 compared to $30.5 million, or 1.06% of total assets, at December 31, 2009.

Total nonaccrual loans totaled $19.6 million at September 30, 2010, down by $7.9 million in the first nine months of 2010.  While loans have continued to migrate to nonaccrual status during 2010, the aggregate amount of loans charged-off, paid down or returned to accruing status has been greater, thus resulting in the net reduction of nonaccrual loans in 2010.  Nonaccrual commercial mortgages decreased by $5.2 million from the balance at the end of 2009.  This decline included the resolution of a commercial real estate relationship with a carrying value of $2.2 million at December 31, 2009.  During the first quarter of 2010, this credit was settled with a payment of $2.0 million and a charge-off of the remaining balance.  The decline in nonaccrual commercial mortgages from the balance at December 31, 2009 also included $1.5 million in payments received on another commercial real estate relationship.  Nonaccrual other commercial loans were down by $2.8 million from the balance at the end of 2009.  Included in this decrease was a $2.5 million commercial relationship secured by an auto dealership that was returned to accruing status in the third quarter of 2010 based on the borrower’s performance and creditworthiness.

Nonaccrual investment securities at September 30, 2010 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”  Property acquired through foreclosure or repossession amounted to $2.6 million at September 30, 2010 and consists of five residential properties and four commercial properties.  Property acquired through foreclosure or repossession amounted to $2.0 million at December 31, 2009.

Nonaccrual Loans
The Corporation has made no changes in its practices or policies during the nine months ended September 30, 2010 concerning the placement of loans or investment securities into nonaccrual status.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2010.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	September 30, 2010			December 31, 2009
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial:
Mortgages	$4,952	$1,474	$6,426	$11,227	$361	$11,588
Construction and development	–	–	–	–	–	–
Other	4,240	2,016	6,256	4,829	4,246	9,075

Residential real estate mortgages	4,696	1,384	6,080	4,028	2,010	6,038

Consumer	277	547	824	164	605	769
Total nonaccrual loans	$14,165	$5,421	$19,586	$20,248	$7,222	$27,470

As of September 30, 2010, the largest nonaccrual relationship in the commercial mortgage category totaled $4.9 million and is secured by several properties including office, light industrial and retail space.  Based on management’s assessment of the operating condition of the borrower, a $551 thousand loss allocation on this relationship was deemed necessary at September 30, 2010.  The Bank has additional accruing commercial real estate and residential mortgage loans totaling $4.8 million to this borrower.  These additional loans have performed in accordance with terms of the loans, were not past due as of September 30, 2010 and management has concluded that these loans have properly been classified as accruing.  The second largest nonaccrual relationship in this category totaled $995 thousand as of September 30, 2010, secured by affordable housing condominium units and was current with its restructured terms as of September 30, 2010.  Based on management’s assessment of the operating condition of the borrower, essentially no loss allocation on this relationship was deemed necessary at September 30, 2010.

The largest nonaccrual relationship in the other commercial loan category amounted to $762 thousand and consisted of three loans as of September 30, 2010.  This relationship is secured by business assets, business vehicles and real estate.  Based on management’s assessment of the operating condition of the borrower, a $349 thousand loss allocation on the relationship was deemed necessary as of September 30, 2010.  The second largest nonaccrual relationship in this category amounted to $705 thousand and was included in the under 90 days due category as of September 30, 2010.  This relationship is collateral dependent and secured by a retail building.  Based on the fair value of the underlying collateral, no loss allocation on this relationship was deemed necessary as of September 30, 2010.  The Bank has additional accruing loans of $297 thousand to this borrower.  These additional loans have performed in accordance with terms of the loans, were not past due as of September 30, 2010 and management has concluded that these loans have properly been classified as accruing.

Nonaccrual residential mortgages increased slightly from the balance at the end of 2009.  There are a total of 23 loans included in $6.1 million of nonaccrual residential mortgages as of September 30, 2010.  The loss allocation on total nonaccrual residential mortgages was $836 thousand at September 30, 2010.  $4.1 million of the nonaccrual residential mortgages were located in Rhode Island, Massachusetts and Connecticut.  Included in total nonaccrual residential mortgages were 13 loans purchased for portfolio and serviced by others amounting to $4.3 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
	September 30, 2010		December 31, 2009
	Amount	% (1)	Amount	% (1)
Loans 30 – 59 days past due:
Commercial real estate	$1,685		$1,909
Other commercial loans	2,632		1,831
Residential real estate mortgages	2,828		2,409
Consumer loans	2,218		1,258
Loans 30 – 59 days past due	$9,363		$7,407
Loans 60 – 89 days past due:
Commercial real estate	$-		$1,648
Other commercial loans	492		292
Residential real estate mortgages	430		1,383
Consumer loans	420		591
Loans 60 – 89 days past due	$1,342		$3,914
Loans 90 days or more past due:
Commercial real estate	$4,952		$11,227
Other commercial loans	4,240		4,829
Residential real estate mortgages	4,696		4,028
Consumer loans	277		164
Loans 90 days or more past due	$14,165		$20,248
Total past due loans:
Commercial real estate	$6,637	1.13%	$14,784	2.60%
Other commercial loans	7,364	1.35%	6,952	1.67%
Residential real estate mortgages	7,954	1.26%	7,820	1.29%
Consumer loans	2,915	0.89%	2,013	0.61%
Total past due loans	$24,870	1.24%	$31,569	1.64%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

Nonaccrual loans included in past due loan table above:

(Dollars in thousands)	September 30,	December 31,
	2010	2009
Loans 30 – 59 days past due	$692	$759
Loans 60 – 89 days past due	1,013	1,744
Loans 90 days or more past due	14,165	20,248

At September 30, 2010, total delinquencies amounted to $24.9 million, or 1.24% of total loans, down $6.7 million from December 31, 2009.  All loans 90 days or more past due at September 30, 2010 and December 31, 2009 were classified as nonaccrual.

Commercial real estate loans 90 days or more past decreased by $6.3 million in the first nine months of 2010.  Included in this decrease was the resolution of a commercial real estate relationship with a carrying value of $2.2 million at December 31, 2009.  For additional information refer to the caption “Nonaccrual Assets.”  Also included in commercial real estate loans 90 days or more past at December 31, 2009 was a commercial real estate relationship with a carrying value of $2.9 million.  During 2010, this borrower made payments totaling $1.5 million and was current with its restructured terms as of September 30, 2010.

Troubled Debt Restructurings
Loans are considered restructured in a troubled debt restructuring when the Corporation has granted concessions to a borrower due to the borrower’s financial condition that it otherwise would not have considered.  These concessions include modifications of the terms of the debt such as reduction of the stated interest rate other than normal market rate adjustments, extension of maturity dates, or reduction of principal balance or accrued interest.  The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection.

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

At September 30, 2010, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)	September 30,	December 31,
	2010	2009
Accruing troubled debt restructured loans:
Commercial mortgages	$11,812	$5,566
Other commercial	2,498	540
Residential real estate mortgages	2,870	2,736
Consumer	817	858
Accruing troubled debt restructured loans	17,997	9,700
Nonaccrual troubled debt restructured loans:
Commercial mortgages	1,473	–
Other commercial	213	228
Residential real estate mortgages	823	336
Consumer	43	45
Nonaccrual troubled debt restructured loans	2,552	609
Total troubled debt restructured loans	$20,549	$10,309

As a result of weakened economic conditions, the Corporation continues to experience troubled debt-restructuring events involving commercial and residential borrowers.  Loans classified as troubled debt restructurings amounted to $20.5 million at September 30, 2010, up by $10.2 million from the balance at December 31, 2009.  The increase in troubled debt restructured loans included an accruing commercial mortgage loan relationship with a carrying value of $5.8 million at September 30, 2010, which was secured by mixed use property.  This loan restructuring included a modification of certain payment terms and a reduction of the stated interest rate on approximately $1.7 million of the loan balance.  Also included in the increase in troubled debt restructured loans was a commercial mortgage loan relationship with a carrying value of $1.4 million at September 30, 2010, which was secured by affordable housing condominium units.  During 2010, this borrower has made payments totaling $1.5 million and was current with its restructured terms as of September 30, 2010.

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

The Bank’s general practice is to identify problem credits early and recognize full or partial charge-offs promptly when it is determined that the collection of loan principal is unlikely.  The Bank recognizes full or partial charge-offs on collateral dependent impaired loans when the collateral is deemed to be insufficient to support the carrying value of the loan.  The Bank does not recognize a recovery when an updated appraisal indicates a subsequent increase in value.

At September 30, 2010, the allowance for loan losses was $28.2 million, or 1.40% of total loans, compared to an allowance of $27.4 million, or 1.43% of total loans at December 31, 2009.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.  Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

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

The methodology to measure the amount of estimated loan loss exposure includes an analysis of individual loans deemed to be impaired.  Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent.  Impairment is measured based on the fair value of the collateral less costs to sell if it is determined that foreclosure is probable.  For collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.  The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	September 30,	December 31,
	2010	2009
Collateral dependent impaired loans (1)	$10,994	$15,640
Impaired loans measured on discounted cash flow method (2)	22,747	15,914
Total impaired loans	$33,741	$31,554

(1)	Net of partial charge-offs of $2.3 million at September 30, 2010 and $3.3 million at December 31, 2009.
(2)	Net of partial charge-offs of $1.0 million at September 30, 2010 and $503 thousand at December 31, 2009.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.  The loss allocation on impaired loans amounted to $2.8 million and $2.5 million, respectively, at September 30, 2010 and December 31, 2009.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

Other individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  During 2010, we have continued to periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We have continued to adjust loss allocations for various factors including trends in real estate values, continued weakness in general economic conditions and our assessment of credit risk associated with an ongoing trend toward larger credit relationships.  The loss allocation factor associated with this latter item was classified in the unallocated portion of the allowance for loan losses maintained for general loss allocations for environmental factors in financial reporting periods prior to 2010.  We believe that the periodic reassessment and revision of the loss allocation factors during 2010 have not resulted in a material impact on the allocation of total loan loss exposure.

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

Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product.  During 2010, the Corporation has continued to update these analyses and has continued to adjust its loss allocations for various factors that it believes are not adequately presented in historical loss experience including declining trends in real estate values, changes in unemployment levels and increases in delinquency levels.  These factors are also evaluated taking into account the geographic location of the underlying loans.  We believe that the updated analyses and related adjustments to loss factors during 2010 have not resulted in a material impact on the allocation of loan loss exposure.

For residential mortgages and real estate collateral dependent consumer loans that are in the process of collection, valuations are obtained from independent appraisal firms with values determined on an “as is” basis or, in some cases, broker price opinions.

The loan loss provision charged to earnings totaled $1.5 million for the third quarter of 2010, compared to $1.8 million for the same quarter in 2009.  For the nine months ended September 30 2010 and 2009, the loan loss provision totaled $4.5 million and $6.5 million, respectively.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.  For the three and nine months ended September 30, 2010, net charge-offs totaled $1.3 million and $3.7 million, respectively compared to $1.4 million and $3.8 million, respectively, for the same periods a year earlier.  Commercial and commercial real estate loan net charge-offs amounted to 81% of total net charge-offs for the nine months ended September 30, 2010 compared to 86% for the same period a year earlier.  See additional discussion under the caption “Provision and Allowance for Loan Losses.”

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.  While management believes that the level of allowance for loan losses at September 30, 2010 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table presents the allocation of the allowance for loan losses as of the periods indicated:

(Dollars in thousands)
	September 30,	December 31,
	2010	2009
Commercial:
Mortgages	$7,207	$7,360
% of these loans to all loans	26.0%	25.9%

Construction and development	886	874
% of these loans to all loans	3.1%	3.8%

Other	7,420	6,423
% of these loans to all loans	23.1%	21.6%

Residential:
Mortgages	3,840	3,638
% of these loans to all loans	31.0%	30.9%

Homeowner construction	50	43
% of these loans to all loans	0.5%	0.6%

Consumer	1,638	1,346
% of these loans to all loans	16.3%	17.2%

Unallocated	7,124	7,716
Balance at end of period	$28,165	$27,400
	100.0%	100.0%

Investment in Bank-Owned Life Insurance (“BOLI”)
BOLI amounted to $51.4 million and $45.0 million at September 30, 2010 and December 31, 2009, respectively.  During the second quarter of 2010, the Corporation purchased an additional $5 million in BOLI.  BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A2” or better by Moody’s at September 30, 2010.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

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

Deposits grew $107 million, or 5%, in the third quarter of 2010 and $134 million, or 7%, from the balance at December 31, 2009.  Excluding out-of-market brokered certificates of deposit, in-market deposits grew by $158 million, or 9%, from the balance at the end of 2009.

Demand deposits amounted to $242 million at September 30, 2010, up by $48 million, or 25%, from December 31, 2009.  NOW account balances increased by $34 million, or 17%, in the nine months ended September 30, 2010.

Money market account balances amounted to $409 million at September 30, 2010, compared to $403 million at December 31, 2009.  During the nine months ended September 30, 2010 savings deposits increased by $19 million, or 10%, and totaled $210 million at September 30, 2010.

Time deposits (including brokered certificates of deposit) amounted to $958 million at September 30, 2010, up by $27 million from the balance at December 31, 2009.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Washington Trust uses CDARS to place customer funds into certificates of deposit issued by other banks that are members of the CDARS network.  This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance.  We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits.  CDARS deposits are considered to be brokered deposits for banking regulatory purposes.  We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from traditional out-of-market brokered deposits.  Included in in-market time deposits at September 30, 2010 are CDARS reciprocal time deposits of $255 million, which were up by $78 million from December 31, 2009.  In addition, the Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Out of market brokered time deposits amounted to $69 million at September 30, 2010, down by $24 million from December 31, 2009.  Excluding out-of-market brokered certificates of deposit, in-market time deposits increased by $81 million, or 10%, from the balance at June 30, 2010 and up by $51 million, or 6%, from the balance at December 31, 2009.

Borrowings
FHLBB Advances
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances decreased by $127 million during the nine months ended September 30, 2010.

In connection with the Corporation’s ongoing interest rate risk management efforts, in January, April and October 2010, the Corporation modified the terms to extend the maturity dates of certain FHLBB advances totaling $151 million with original maturity dates in 2010, 2011 and 2012.  As a result, the Corporation estimates total interest expense savings of approximately $527 thousand in the year 2010.

In the third quarter of 2010, a balance sheet deleveraging transaction was consummated, which consisted of the sale of $63 million in mortgage-backed securities and the prepayment of $65 million in FHLBB advances.  As a result, $800 thousand of net realized gains on securities and a $752 thousand debt prepayment charge were recognized in the third quarter of 2010.  There were no debt prepayment penalty charges for the nine months ended September 30, 2009.

See Note 7 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 71% of total average assets in the nine months ended September 30, 2010.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

The Corporation’s Asset/Liability Committee (“ALCO”) establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during the nine months ended September 30, 2010.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the nine months ended September 30, 2010, net cash used by financing activities amounted to $2 million.  In the first nine months of 2010, total deposits increased by $134 million, while FHLBB advances decreased by $127 million.  See additional disclosure regarding FHLBB advances under the caption “Borrowings”.  Net cash provided by investing activities totaled $19 million for the nine months ended September 30, 2010.  Proceeds from the sale of securities as well as maturities and principal payments were offset, in part, by loan growth and the purchase of BOLI in the second quarter of 2010.  Net cash provided by operating activities amounted to $13 million for the nine months ended September 30, 2010, most of which was generated by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Total shareholders’ equity amounted to $267 million at September 30, 2010, compared to $255 million at December 31, 2009.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  No shares were repurchased in the first nine months of 2010.  As of September 30, 2010, a cumulative total of 185,400 shares have been repurchased under this plan at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 9.2% at September 30, 2010.  This compares to a ratio of 8.8% at December 31, 2009.  Book value per share as of September 30, 2010 and December 31, 2009 amounted to $16.55 and $15.89, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of September 30, 2010, the Bancorp and the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The following table summarizes our contractual cash obligations and other commitments at September 30, 2010.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$480,358	$27,065	$248,336	$139,182	$65,775
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	5,833	1,400	1,617	1,240	1,576
Software licensing arrangements	1,179	1,068	111	–	–
Treasury, tax and loan demand note	1,084	1,084	–	–	–
Other borrowed funds	20,840	1,074	19,578	91	97
Total contractual obligations	$542,285	$31,691	$269,642	$140,513	$100,439

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)	All FHLBB advances are shown in the period corresponding to their scheduled maturity. Some FHLBB advances are callable at earlier dates.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$172,833	$123,718	$27,254	$2,769	$19,092
Home equity lines	179,613	177	–	–	179,436
Other loans	18,894	15,619	50	3,225	–
Standby letters of credit	9,164	2,425	6,739	–	–
Forward loan commitments to:
Originate loans	42,481	42,481	–	–	–
Sell loans	63,431	63,431	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	60,056	–	9,818	40,480	9,758
Mirror swaps with counterparties	60,056	–	9,818	40,480	9,758
Interest rate risk management contract:
Interest rate swap contracts	32,991	–	10,310	8,248	14,433
Equity commitment to affordable housing limited partnership (1)	1,228	1,228	–	–	–
Total commitments	$640,747	$249,079	$63,989	$95,202	$232,477

(1)	The funding of this commitment is generally contingent upon substantial completion of the project. See Note 9 to the Consolidated Financial Statements for additional information.

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

The ALCO manages the Corporation’s interest rate risk using income simulation to measure interest rate risk inherent in the Corporation’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, the 13- to 24-month horizon and a 60-month horizon.  The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost core savings to higher-cost time deposits in selected interest rate scenarios.  Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.  The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2010 and December 31, 2009, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the

Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2010 and December 31, 2009.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2010		December 31, 2009
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-2.82%	-8.90%	-2.09%	-7.08%
100 basis point rate increase	2.60%	4.16%	1.85%	2.89%
200 basis point rate increase	5.42%	8.02%	4.11%	6.45%
300 basis point rate increase	9.17%	10.18%	9.14%	11.12%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2010 and December 31, 2009 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. government-sponsored enterprise securities (noncallable)	$1,172	$(2,206)
U.S. government-sponsored enterprise securities (callable)	34	(172)
States and political subdivision	3,443	(7,009)
Mortgage-backed securities issued by U.S. government agencies
and U.S. government-sponsored enterprises	5,457	(15,675)
Trust preferred debt and other corporate debt securities	362	839
Total change in market value as of September 30, 2010	$10,468	$(24,223)

Total change in market value as of December 31, 2009	$12,251	$(33,802)

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

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended September 30, 2010.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The following table provides information as of and for the quarter ended September 30, 2010 regarding shares of common stock of the Corporation that were repurchased under the 2006 Stock Repurchase Plan, the Bancorp’s 1997 Equity Incentive Plan, as amended and the Bancorp’s 2003 Stock Incentive Plan, as amended.

	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(s)	Maximum number of shares that may yet be purchased under the plan(s)
2006 Stock Repurchase Plan (1)
Balance at beginning of period				214,600
7/1/2010 to 7/31/2010	–	–	–	214,600
8/1/2010 to 8/31/2010	–	–	–	214,600
9/1/2010 to 9/30/2010	–	–	–	214,600
Total 2006 Stock Repurchase Plan	–	–	–	214,600

Other (2)
Balance at beginning of period				N/A
7/1/2010 to 7/31/2010	–	–	–	N/A
8/1/2010 to 8/31/2010	1,672	$17.87	1,672	N/A
9/1/2010 to 9/30/2010	–	–	–	N/A
Total Other	1,672	17.87	1,672	N/A
Total Purchases of Equity Securities	1,672	$17.87	1,672

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: November 8, 2010	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2010	By:	/s/ David V. Devault
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