Form 10-K
period 2010-12-31
WASHINGTON TRUST BANCORP INC
filed 2011-03-08
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)
☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2010 or
☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)
RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 BROAD STREET, WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:     401-348-1200

Securities registered pursuant to Section 12(b) of the Act:
COMMON STOCK, $.0625 PAR VALUE PER SHARE	THE NASDAQ STOCK MARKET LLC
(Title of each class)	(Name of each exchange on which registered)

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
☐Yes  ☐No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.:
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) ☐Yes  ☒No

The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2010 was $233,435,650 based on a closing sales price of $17.04 per share as reported for the NASDAQ Global Select Market, which includes $9,170,367 held by The Washington Trust Company under trust agreements and other instruments.

The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 25, 2011 was 16,198,820.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 14, 2011 for the Annual Meeting of Shareholders to be held April 26, 2011 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2010

Exhibit 10.47	Annual Performance Plan, dated December 13, 2010
Exhibit 10.48	Amended and Restated Wealth Management Business Building Incentive Plan, dated December 31, 2010
Exhibit 10.49	Terms of Change in Control Agreement with an executive officer, dated December 21, 2010
Exhibit 10.50	Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 18, 2011
Exhibit 23.1	Consent of Independent Accountants
Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Exhibit 32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

Through its subsidiaries, the Bancorp offers a broad range of financial services to individuals and businesses, including wealth management, through its offices in Rhode Island, eastern Massachusetts and southeastern Connecticut, automated teller machines (ATMs), and its Internet website (www.washtrust.com).  The Bancorp’s common stock is traded on the NASDAQ Global Select® Market under the symbol “WASH.”

The accounting and reporting policies of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”) are in accordance with U. S. generally accepted accounting principles (“GAAP”) and conform to general practices of the banking industry.  At December 31, 2010, Washington Trust had total assets of $2.9 billion, total deposits of $2.0 billion and total shareholders’ equity of $268.9 million.

Business Segments
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units are considered Corporate.  See Note 17 to the Consolidated Financial Statements for additional disclosure related to business segments.

Commercial Banking
Lending Activities
The Corporation’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  Washington Trust offers a variety of commercial and retail lending products.

Commercial Loans
Commercial lending represents a significant portion of the Bank’s loan portfolio.  Commercial loans fall into two major categories, commercial real estate and other commercial loans (commercial and industrial).

Commercial real estate loans consist of commercial mortgages and construction and development loans made for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  Properties such as retail facilities, office buildings, lodging, commercial mixed use, multi-family dwellings, healthcare facilities and industrial and warehouse properties normally collateralize commercial real estate loans.  These properties are primarily located in Rhode Island, Connecticut and Massachusetts.

Commercial and industrial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion. Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loans are also collateralized by real estate, but are not classified as commercial real estate loans because such loans are not made for the purpose of acquiring, developing, constructing, improving or refinancing the real estate securing the loan, nor is the repayment source income generated directly from such real property.  The Bank’s commercial and industrial loan portfolio includes loans to business sectors such as retail trade, healthcare/social assistance, owner occupied and other real estate, manufacturing, construction businesses, wholesale trade, accommodation & food services, entertainment & recreation, transportation & warehousing and professional services.

In recent years, the Bank has experienced increased demand for commercial and commercial real estate loan activity.  The Bank has sought to selectively expand its commercial lending relationships with new and existing customers while at the same time maintaining its traditional commercial lending underwriting standards and levels of interest rate risk.  The total commercial loan portfolio has increased from 40% of total loans at December 31, 2006 to 51% at December 31, 2010.  With respect to commercial real estate lending, management believes that the portfolio growth is in large part attributable to enhanced business cultivation efforts with new and existing borrowers.  With respect to other commercial loans (commercial and industrial lending), management believes that the portfolio growth in recent years has in large part been attributable to the Bank’s success in attracting commercial borrowers from larger institutions in its regional market area of southern New England, primarily in Rhode Island.

In making commercial loans, Washington Trust may occasionally solicit the participation of other banks and may also occasionally participate in commercial loans originated by other banks.  From time to time, we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors.

Residential Real Estate Mortgages
The residential real estate portfolio represented 32% of total loans at December 31, 2010.  Residential real estate mortgages are primarily originated by commissioned mortgage originator employees.  Washington Trust generally underwrites its residential mortgages based upon secondary market standards.  Residential mortgages are originated both for sale in the secondary market as well as for retention in the Bank’s loan portfolio.  Loan sales in the secondary market provide funds for additional lending and other banking activities.  The majority of loans are sold with servicing released.  We also originate residential loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages. In 2009 and 2010, Washington Trust experienced strong residential mortgage refinancing activity in response to the low mortgage interest rate environment.  In 2010, Washington Trust originated a record $418.1 million in residential mortgage loans, including brokered loans as agent.  Residential mortgage refinancing activity has recently slowed as a result of a rise in market interest rates in the latter part of the fourth quarter of 2010.

From time to time, Washington Trust purchases one-to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually evaluated by us at the time of purchase using underwriting standards similar to those employed for Washington Trust’s self-originated loans.  At December 31, 2010, the purchased portfolio made up 14% and 5% of the total residential real estate and total loan portfolios, respectively.

Washington Trust has never offered a sub-prime mortgage program and has no option-adjusted ARMs.

Consumer Loans
The consumer loan portfolio represented 17% of total loans as of December 31, 2010.  Consumer loans include home equity loans and lines of credit, personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.  Home equity lines and home equity loans represent 83% of the total consumer portfolio at December 31, 2010.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Bank estimates that approximately 55% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

Credit Risk Management and Asset Quality
Washington Trust utilizes the following general practices to manage credit risk:

•	Limiting the amount of credit that individual lenders may extend;
•	Establishment of formal, documented processes for credit approval accountability;
•	Prudent initial underwriting and analysis of borrower, transaction, market and collateral risks;
•	Ongoing servicing of the majority of individual loans and lending relationships;
•	Continuous monitoring of the portfolio, market dynamics and the economy; and
•	Periodic reevaluation of our strategy and overall exposure as economic, market and other relevant conditions change.

Credit risk management is independent of the lending groups, and is responsible for oversight of the commercial loan rating system, determining the adequacy of the allowance for loan losses and for preparing monthly and quarterly reports regarding the credit quality of the loan portfolio to ensure compliance with the credit policy.  In addition, the credit risk management function is responsible for managing nonperforming and classified assets.  On a quarterly basis, the criticized loan portfolio, which consists of commercial and commercial real estate loans that are risk rated special mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit.  An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications.  This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.  Various techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans.  Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio.  LTV is determined via statistical modeling analyses.  The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts.

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

Deposit Activities
Deposits represent Washington Trust’s primary source of funds and are gathered primarily from the areas surrounding our branch network.  The Bank offers a wide variety of deposit products with a range of interest rates and terms to consumer, commercial, non-profit and municipal deposit customers.  Washington Trust’s deposit accounts consist of interest-bearing checking, noninterest-bearing checking, savings, money market and certificates of deposit.  Washington Trust also offers a variety of retirement deposit accounts to personal and business customers.  Additional deposit services provided to customers are debit cards, ATM, telephone banking, Internet banking, remote deposit capture and cash management.  Washington Trust also offers merchant credit card processing services to business customers.  From time to time, we utilize brokered time deposits from out-of-market institutional sources as part of our overall funding strategy.

Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Washington Trust uses CDARS to place customer funds into certificates of deposit issued by other banks that are members of the CDARS network.  This occurs in increments less than FDIC insurance limits to ensure that customers are eligible for full FDIC insurance.  We receive a reciprocal amount of deposits from other network members who do the same with their customer deposits.  CDARS deposits are considered to be brokered deposits for banking regulatory purposes.  We consider these reciprocal CDARS deposit balances to be in-market deposits as distinguished from out-of-market brokered deposits.

Wealth Management Services
The Corporation’s wealth management business generated revenues totaling $26 million in 2010, representing 21% of total revenues.  It provides a broad range of wealth management services to personal and institutional clients and mutual funds.  These services include investment management; financial planning; personal trust services including services as trustee, administrator, custodian and guardian; and estate settlement.  Institutional trust services are also provided, including custody and fiduciary services.  Wealth Management services are provided through the Bank and its registered investment adviser subsidiary, Weston Financial Group, Inc. The Corporation also operates a broker-dealer subsidiary which primarily conducts transactions for Weston Financial Group clients.  See additional information under the caption “Subsidiaries.”  Noninterest income from wealth management services consists of trust and investment management fees, mutual fund fees, and financial planning, commissions, estate settlement fees and other service fees.

At December 31, 2010 and 2009, wealth management assets under administration totaled $4.1 billion and $3.8 billion, respectively.  These assets are not included in the Consolidated Financial Statements.

Investment Securities Portfolio
Washington Trust’s investment securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management.  See Note 4 to the Consolidated Financial Statements for additional information.

Washington Trust may acquire, hold and transact in various types of investment securities in accordance with applicable federal regulations, state statutes and guidelines specified in Washington Trust’s internal investment policy.  Permissible bank investments include federal funds, banker’s acceptances, commercial paper, reverse repurchase agreements, interest-bearing deposits of federally insured banks, U.S. Treasury and government-sponsored agency debt obligations, including mortgage-backed securities and collateralized mortgage obligations, municipal securities, corporate debt, trust preferred securities, mutual funds, auction rate preferred stock, common and preferred equity securities, and Federal Home Loan Bank of Boston (“FHLBB”) stock.

Investment activity is monitored by an Investment Committee, the members of which also sit on the Corporation’s Asset/Liability Committee (“ALCO”).  Asset and liability management objectives are the primary influence on the Corporation’s investment activities.  However, the Corporation also recognizes that there are certain specific risks inherent in investment portfolio activity.  The securities portfolio is managed in accordance with regulatory guidelines and established internal corporate investment policies that provide limitations on specific risk factors such as market risk, credit risk and concentration, liquidity risk and operational risk to help monitor risks associated with investing in securities.  Reports on the activities conducted by Investment Committee and the ALCO are presented to the Board of Directors on a regular basis.

Wholesale Funding Activities
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  The Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at December 31, 2010.  The Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding FHLBB advances.  The FHLBB maintains a security interest in various assets of the Bank including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank (“FRB”). See Note 11 to the Consolidated Financial Statements for additional information.

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

(1)
These acquisitions have been accounted for as purchases and, accordingly, the operations of the acquired companies are included in the Consolidated Financial
Statements from their dates of acquisition.

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

The Bank’s subsidiary, Weston Financial, is a Registered Investment Adviser and financial planning company located in Wellesley, Massachusetts, with an insurance agency subsidiary.  In addition, the Bank has other passive investment subsidiaries whose primary functions are to provide servicing on passive investments, such as residential and consumer loans acquired from the Bank and investment securities.  The Bank also has a limited liability company subsidiary that serves as a special limited partner responsible for certain administrative functions associated with the Bank’s investment in two real estate limited partnerships.

Weston Securities Corporation
WSC is a licensed broker-dealer that markets several investment programs, including mutual funds and variable annuities, primarily to Weston Financial clients.  WSC acts as the principal distributor to a group of mutual funds for which Weston Financial is the investment advisor.

Market Area
Washington Trust is headquartered in Westerly, Rhode Island in Washington County.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  The Bank has ten banking offices located throughout Washington County, Rhode Island, five branch offices located in Providence and Kent Counties in Rhode Island and two located in New London County in southeastern Connecticut.  In 2011, the Bank plans to open a full-service branch in Providence County (East Providence).  This branch, which is subject to local and bank regulatory approval, will be the Bank’s eighteenth branch office and its first in East Providence.  We continue to expand our branch footprint and broaden our presence in Providence and Kent Counties.  Both the population and number of businesses in Providence and Kent Counties far exceed those in Washington County.

Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  In addition to its branch offices, the Bank has a commercial lending office located in the financial district of Providence and a residential mortgage lending office located in Sharon, Massachusetts.  The Bank opened a second mortgage lending office in February 2011 in Burlington, Massachusetts.

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

Employees
At December 31, 2010, Washington Trust had 528 employees consisting of 481 full-time and 47 part-time and other employees.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and a 401(k) plan.  The pension plan was closed to new hires and rehires after September 30, 2007.  Management considers relations with its employees to be good.  See Note 15 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

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

Regulatory Reform
On July 21, 2010, the President signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which comprehensively reforms the regulation of financial institutions, products and services.  Many of the provisions of the Dodd-Frank Act noted in this section are also discussed in other sections below.  Furthermore, many of the provisions of the Dodd-Frank Act require study or rulemaking by federal agencies, a process which will take months and years to fully implement.

Among other things, the Dodd-Frank Act provides for new capital standards that eliminate the treatment of trust preferred securities as Tier 1 capital.  Existing trust preferred securities are grandfathered for banking entities with less than $15 billion of assets, such as the Bancorp.  The Dodd-Frank Act permanently raises deposit insurance levels to $250,000, retroactive to January 1, 2008, and provides unlimited deposit insurance coverage for noninterest-bearing transaction accounts through December 31, 2012, which is mandatory for all insured depository institutions.  Pursuant to modifications under the Dodd-Frank Act, deposit insurance assessments will be calculated as of April 1, 2011, based on an insured depository institution’s assets rather than its insured deposits and the minimum reserve ratio of the FDIC’s Deposit Insurance Fund will be raised to 1.35%.  The payment of interest on business demand deposit accounts is permitted by the Dodd-Frank Act.  The Dodd-Frank Act authorizes the Board of Governors of the Federal

Reserve System (the “FRB”) to regulate interchange fees for debit card transactions and establishes new minimum mortgage underwriting standards for residential mortgages.  Further, the Dodd-Frank Act bars banking organizations, such as the Bancorp, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances.  The Dodd-Frank Act empowers the newly established Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and to recommend new or heightened standards and safeguards for financial institutions engaging in such activities.

Under the Dodd Frank Act, the FRB may directly examine the subsidiaries of the Bancorp, including the Bank. Further, the Dodd-Frank Act establishes the Office of Financial Research which has the power to require reports from financial services companies such as the Bancorp. The Dodd-Frank Act also establishes the Bureau of Consumer Financial Protection (“CFPB”) as an independent bureau of the FRB.  The CFPB has the exclusive authority to prescribe rules governing the provision of consumer financial products and services, which in the case of the Bank will be enforced by the FDIC.

Under the Dodd-Frank Act, the SEC has adopted rules granting proxy access for shareholder nominees, and grants shareholders a non-binding vote on executive compensation and “golden parachute” payments.  Pursuant to modifications of the proxy rules under the Dodd-Frank Act, the Bancorp will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities.  The Dodd-Frank Act also requires that stock exchanges change their listing rules to require that each member of a listed company’s compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements.  The federal regulatory agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

Regulation of the Bancorp
As a registered bank holding company, the Bancorp is subject to regulation under the Bank Holding Company Act of 1956, as amended (the “BHCA”), and to inspection, examination and supervision by the FRB, and the State of Rhode Island, Department of Business Regulation, Division of Banking (the “Rhode Island Division of Banking”).

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

In 2005, the Bancorp elected financial holding company status pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”).  As a financial holding company, the Bancorp is authorized to engage in certain financial activities in which a bank holding company may not engage.  “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  Currently, pursuant to its authority as a financial holding company, the Bancorp engages, through WSC, in broker-dealer activities pursuant to this authority.  The Dodd-Frank Act bars banking organizations, such as the Bancorp, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the “Volcker Rule.”  Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account.  The federal banking agencies have not yet proposed the regulations that will further define the scope of the restrictions on these activities set forth in the Dodd Frank Act, so it is uncertain what impact the implementation of the Volcker Rule with have on the Bancorp or WSC, and their activities.  If a financial holding company fails to remain well capitalized and well managed, the company and its affiliates may not commence any new activity that is authorized particularly for financial holding companies.  If a financial holding company remains out of compliance for 180 days or such longer period as the FRB permits, the FRB may require the financial holding company to divest either its insured depository institution or all of its nonbanking subsidiaries engaged in activities not permissible for a bank holding company.  If a financial holding company fails to maintain a “satisfactory” or better record of performance under the Community Reinvestment Act, it will be prohibited, until the rating is raised to satisfactory or better, from engaging in new activities, or acquiring companies other than bank holding companies, banks or savings associations, except that the Bancorp could engage in new activities, or acquire companies engaged in activities that are closely related to banking under the BHCA.  In addition, if the FRB finds that the Bank is not well capitalized or well managed, the Bancorp would be required to enter into an agreement with the FRB to comply with all applicable capital and management requirements and which may contain additional limitations or conditions.  Until corrected, the Bancorp would not be able to engage in any new activity or acquire companies engaged in activities that are not closely related to banking under the BHCA without prior FRB approval.  If the Bancorp fails to correct any such condition within a prescribed period, the FRB could order the Bancorp to divest its banking subsidiary or, in the alternative, to cease engaging in activities other than those closely related to banking under the BHCA.

Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Riegle-Neal”)
Riegle-Neal and the Dodd-Frank Act permit well capitalized and well managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions.  Riegle-Neal also generally authorizes the interstate merger of banks.  In addition, among other things, Riegle-Neal and the Dodd-Frank Act permit banks to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches.  However, as a bank holding company, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

Control Acquisitions
The Change in Bank Control Act prohibits a person or a group of persons from acquiring “control” of a bank holding company or a depository institution, such as the Bancorp or the Bank, unless the FRB has been notified and has not objected to the transaction.  Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting securities of a bank holding company or a depository institution with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), would, under the circumstances set forth in the presumption, constitute the acquisition of control of such institution.  In addition, a company is required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% in the case of an acquirer that is a bank holding company) or more of any class of outstanding voting securities of a bank holding company, or otherwise obtaining control or a “controlling influence” over that bank holding company.  In 2008, the FRB released guidance on minority investments in banks which relaxed the presumption of control for investments of greater than 10% of a class of outstanding voting securities of a bank holding company in certain instances discussed in the guidance.  In addition, certain states, including Rhode Island and Massachusetts, have similar statutes that regulate the acquisition of “control” of local depository institutions.

Bank Holding Company Dividends
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

Regulation of the Bank
The Bank is subject to the regulation, supervision and examination by the FDIC, the Rhode Island Division of Banking and the State of Connecticut, Department of Banking.  The Bank is also subject to various Rhode Island and Connecticut business and banking regulations and the regulations issued by the CFPB (as examined and enforced by the FDIC).  Additionally, under the Dodd-Frank Act the FRB may directly examine the subsidiaries of the Bancorp, including the Bank.

Regulation of the Registered Investment Adviser and Broker-Dealer
WSC is a registered broker-dealer and a member of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and is subject to extensive regulation, supervision, and examination by the Securities and Exchange Commission (“SEC”), FINRA and the Commonwealth of Massachusetts.  Weston Financial is registered as an investment advisor under the Investment Advisers Act of 1940, as amended (the “Investment Advisers Act”), and is subject to extensive regulation, supervision, and examination by the SEC and the Commonwealth of Massachusetts, including those related to sales methods, trading practices, the use and safekeeping of customers’ funds and securities, capital structure, record keeping and the conduct of directors, officers and employees.

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

Insurance of Accounts and FDIC Regulation
The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC.  For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios.  CAMELS ratings reflect the applicable bank regulatory agency’s evaluation of the financial institution’s capital, asset quality, management, earnings, liquidity and sensitivity to risk.  For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings.  Pursuant to the Dodd-Frank Act, the FDIC has amended the deposit insurance assessment by changing the calculation of deposit assessments.  Under the new calculation, deposit premiums will be based on assets rather than insurable deposits.  To determine its actual deposit insurance premiums, the Bank will compute the base amount on its average consolidated assets less its average tangible equity (which the FDIC proposes to be defined as the amount of Tier 1 capital) and its applicable assessment rate.  The new assessment formula will become effective on April 1, 2011, and will be used to calculate the June 30, 2011 assessment.  Future expenses will be based on asset levels, Tier 1 capital levels, assessment rates, CAMELS ratings, and whether there are any future special assessments by the FDIC.  The Bank is unable to precisely predict the effect of the changes to the calculation of its deposit insurance assessment, but expects that its aggregate FDIC-deposit insurance premium payable June 30, 2011 will be lower than its December 31, 2010 payment.

In November 2009, the FDIC issued a final rule that mandated that insured depository institutions prepay their quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009.  The Bank recorded the entire amount of its prepayment as an asset (a prepaid expense).  The prepaid assessments bear a zero-percent risk weight for risk-based capital purposes.  As of December 31, 2009, and each quarter thereafter, the Bank will record an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted.  The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits over the next three years.  However, if the prepaid assessment is not exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the institution.  The timing of any refund of the prepaid assessment will not be affected by the change in the deposit insurance assessment calculation discussed above.  In 2008, FDIC deposit insurance was temporarily increased from $100,000 to $250,000 per depositor and this level of insurance was made permanent under the Dodd-Frank Act.  Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts beginning December 31, 2010, and ending December 31, 2012.  This replaced the FDIC’s Transaction Account Guarantee Program, which expired on December 31, 2010.  The Bank’s FDIC deposit insurance costs totaled $3.2 million in 2010.  The FDIC has the power to adjust the assessment rates at any time.  We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in certain markets served by the Bank, the FDIC will in the future require increases to deposit insurance assessment levels.

Bank Holding Company Support to Subsidiary Bank
Under the Dodd-Frank Act, the Bancorp is required to serve as a source of financial strength for the Bank in the event of the financial distress of the Bank.  This provision codifies the longstanding policy of the FRB.  This support may be required at times when the bank holding company may not have the resources to provide it.  The federal banking agencies must still issue regulations to implement the source of strength provisions of the Dodd-Frank Act.  Similarly, under the cross-guarantee provisions of the Federal Deposit Insurance Act, the FDIC can hold any FDIC-insured depository institution liable for any loss suffered or anticipated by the FDIC in connection with (1) the “default” of a commonly controlled FDIC-insured depository institution; or (2) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution “in danger of default.”  The Bank is a FDIC-insured depository institution.

Regulatory Capital Requirements
The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations.  In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB’s risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%.  As of December 31, 2010, the Corporation’s Tier 1 capital ratio was 11.53% and its total risk-based capital ratio was 12.79%.

Pursuant to Section 171 of the Dodd-Frank Act (more commonly known as the “Collins Amendment”), the capital requirements generally applicable to insured depository institutions will serve as a floor for any capital requirements the FRB may establish for Bancorp as a bank holding company.  As a result, hybrid securities, including trust preferred securities, issued on or after May 19, 2010 are not eligible to be included in Tier 1 capital and instead may be included only in Tier 2 capital.  The Bancorp has not issued any trust preferred securities since May 19, 2010. However, as the Bancorp had total consolidated assets of less than $15 billion as of December 31, 2009, its hybrid securities, including its trust preferred securities, issued before May 19, 2010 will remain eligible to be included in

Tier 1 capital to the same extent as before the enactment of the Collins Amendment.  The Collins Amendment also specifies that the Federal Reserve may not establish risk-based capital requirements for bank holding companies that are quantitatively lower than the risk-based capital requirements in effect for insured depository institutions as of July 21, 2010.

In addition to the risk-based capital requirements, the FRB requires top rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%.  For most other bank holding companies (including the Bancorp), the minimum Leverage Ratio is 4.0%.  Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.  The Corporation’s leverage ratio was 8.25% as of December 31, 2010.

Pursuant to the Collins Amendment, as with the risk-based capital requirements discussed above, the leverage capital requirements generally applicable to insured depository institutions will serve as a floor for any leverage capital requirements the FRB may establish for bank holding companies, such as the Bancorp.  The Collins Amendment also specifies that the FRB may not establish leverage capital requirements for bank holding companies that are quantitatively lower than the leverage capital requirements in effect for insured depository institutions as of July 21, 2010.

The FDIC has promulgated regulations and adopted a statement of policy regarding the capital adequacy of state-chartered banks, which, like the Bank, are not members of the Federal Reserve System. These requirements are substantially similar to those adopted by the FRB regarding bank holding companies, as described above.  Moreover, the FDIC has promulgated corresponding regulations to implement the system of prompt corrective action established by Section 38 of the Federal Deposit Insurance Act (“FDIA”).  Under the regulations, a bank is “well capitalized” if it has: (1) a total risk-based capital ratio of 10.0% or greater; (2) a Tier 1 risk-based capital ratio of 6.0% or greater; (3) a leverage ratio of 5.0% or greater; and (4) is not subject to any written agreement, order, capital directive or prompt corrective action directive to meet and maintain a specific capital level for any capital measure.  A bank is “adequately capitalized” if it has: (1) a total risk-based capital ratio of 8.0% or greater; (2) a Tier 1 risk-based capital ratio of 4.0% or greater; and (3) a leverage ratio of 4.0% or greater (3.0% under certain circumstances) and does not meet the definition of a “well capitalized bank.”

Regulators also must take into consideration: (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital.  This evaluation will be made as a part of the institution’s regular safety and soundness examination.  As of December 31, 2010, the Bank’s capital ratios placed it in the well capitalized category.  Reference is made to Note 12 to the Consolidated Financial Statements for additional discussion of the Corporation’s regulatory capital requirements.

Generally, a bank, upon receiving notice that it is not adequately capitalized (i.e., that it is “undercapitalized”), becomes subject to the prompt corrective action provisions of Section 38 of FDIA that, for example, (i) restrict payment of capital distributions and management fees, (ii) require that the FDIC monitor the condition of the institution and its efforts to restore its capital, (iii) require submission of a capital restoration plan, (iv) restrict the growth of the institution’s assets and (v) require prior regulatory approval of certain expansion proposals. A bank that is required to submit a capital restoration plan must concurrently submit a performance guarantee by each company that controls the bank. A bank that is “critically undercapitalized” (i.e., has a ratio of tangible equity to total assets that is equal to or less than 2.0%) will be subject to further restrictions, and generally will be placed in conservatorship or receivership within 90 days.

The Bancorp has not elected, and does not expect to elect, to calculate its risk-based capital requirements under the Internal-Ratings Based and Advanced Measurement Approaches (commonly referred to as the “advanced approaches” or “Basel II”) proposed by the Basel Committee on Banking Supervision (the “Basel Committee”), as implemented in the U.S. by the federal banking agencies.  In connection with Basel II, the federal banking agencies also issued, in 2008, a joint notice of proposed rulemaking that sought comment on implementation in the United States of certain aspects of the “standardized approach” of the international Basel II Accord (the “Standardized Approach Proposal”).

However, the federal banking agencies have delayed finalizing the Standardized Approach Proposal until they can determine how best to eliminate its reliance on credit ratings, as required by Section 939A of the Dodd-Frank Act.

In response to the recent financial crisis, the Basel Committee released additional recommended revisions to existing capital rules throughout the world.  These proposed revisions are intended to protect financial stability and promote sustainable economic growth by setting out higher and better capital requirements, better risk coverage, the introduction of a global leverage ratio, measures to promote the build up of capital that can be drawn down in periods of stress, and the introduction of two global liquidity standards (collectively, “Basel III”).  The FRB has not yet adopted Basel III, and there remains considerable uncertainty regarding the timing for adoption and implementation of Basel III in the United States.  If and when the FRB does implement Basel III, it may be with some modifications or adjustments.  Accordingly, the Bancorp is not yet in a position to determine the effect of Basel III on its capital requirements.

Transactions with Affiliates
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

The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser.  “Covered transactions” are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliated that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate.  Covered transactions are also subject to certain collateral security requirements.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

Limitations on Bank Dividends
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

Customer Information Security
The federal banking agencies have adopted final guidelines for establishing standards for safeguarding nonpublic personal information about customers.  These guidelines implement provisions of GLBA, which establishes a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the BHCA framework.  Specifically, the Information Security Guidelines established by the GLBA require each financial institution, under the supervision and ongoing oversight of its Board of Directors or an appropriate committee thereof, to develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, to protect against any anticipated threats or hazards to the security or integrity of such information, and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer.  The federal banking agencies have issued guidance for banks on response programs for unauthorized access to customer information.  This guidance, among other things, requires notice to be sent to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible”.  A majority of states have enacted legislation concerning breaches of data security and Congress is considering federal legislation that would require consumer notice of data security breaches.

Privacy
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

Anti-Money Laundering and the Bank Secrecy Act
Under the Bank Secrecy Act (“BSA”), a financial institution, is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000.  In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose.  The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money.  The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

Office of Foreign Assets Control (“OFAC”)
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by OFAC, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons).  Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC.  Failure to comply with these sanctions could have serious legal and reputational consequences for the Bancorp.

The Community Reinvestment Act (the “CRA”)
The CRA requires lenders to identify the communities served by the institution’s offices and other deposit taking facilities and to make loans and investments and provide services that meet the credit needs of these communities.  Regulatory agencies examine each institution and rate such institution’s compliance with CRA as “Outstanding”, “Satisfactory”, “Needs to Improve” or “Substantial Noncompliance”.  Failure of an institution to receive at least a “Satisfactory” rating could inhibit an institution or its holding company from undertaking certain activities, including engaging in activities newly permitted as a financial holding company under GLBA and acquisitions of other financial institutions.  The FRB must take into account the record of performance of banks in meeting the credit needs of the entire community served, including low and moderate income neighborhoods.  The Bank has achieved a rating of “Satisfactory” on its most recent examination dated August 31, 2009.  Rhode Island and Connecticut also have enacted substantially similar community reinvestment requirements.

Regulation R
The GLBA also amended the federal securities laws to eliminate the blanket exceptions that banks traditionally have had from the definition of “broker,” “dealer” and “investment adviser” under the Exchange Act. The GLBA provided 11 exceptions from the definition of “broker” in Section 3(a)(4) of the Exchange Act that permit banks to effect securities transactions under certain conditions without registering as broker-dealers with the SEC. Regulation R, which was issued jointly by the SEC and the FRB, implements certain of these exceptions.  The FRB and SEC have stated that they will jointly issue any interpretations or no-action letters/guidance regarding Regulation R and consult with each other and the appropriate federal banking agency with respect to formal enforcement actions pursuant to Regulation R.

Regulatory Enforcement Authority
The enforcement powers available to the federal banking agencies include, among other things, the ability to assess civil money penalties, to issue cease and desist or removal orders and to initiate injunctive actions against banking organizations and institution-affiliated parties, as defined.  In general, these enforcement actions may be initiated for violations of law and regulations and unsafe or unsound practices.  Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with regulatory authorities.  Under certain circumstances, federal and state law requires public disclosure and reports of certain criminal offenses and also final enforcement actions by the federal banking agencies.

Identity Theft Red Flags
The federal banking agencies jointly issued final rules and guidelines in 2007 implementing Section 114 (“Section 114”) of the Fair and Accurate Credit Transactions Act of 2003 (“FACT Act”) and final rules implementing Section 315 of the FACT Act (“Section 315”).  Section 114 requires the Bank to develop and implement a written Identity Theft Prevention Program (the “Program”) to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts.  Section 114 also requires credit and debit card issuers to assess the validity of notifications of changes of address under certain circumstances.  The federal banking agencies issued joint rules under Section 315 that provide guidance regarding reasonable policies and procedures that a user of consumer reports must employ when a consumer reporting agency sends the user a notice of address discrepancy.  The final rules and guidelines became effective January 1, 2008 and the Bank had to begin complying with the rules by November 1, 2008.

Fair Credit Reporting Affiliate Marketing Regulations
Section 214 of the FACT Act, which amends the Fair Credit Reporting Act, generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

The Sarbanes-Oxley Act of 2002, as amended (“Sarbanes-Oxley”)
Sarbanes-Oxley implemented a broad range of corporate governance and accounting measures for public companies (including publicly-held bank holding companies such as Bancorp) designed to promote honesty and transparency in corporate America.  Sarbanes-Oxley’s principal provisions, many of which have been interpreted through regulations released in 2003, provide for and include, among other things, (1) requirements for audit committees, including independence and financial expertise; (2) certification of financial statements by the principal executive officer and principal financial officer of the reporting company; (3) standards for auditors and regulation of audits; (4) disclosure and reporting requirements for the reporting company and directors and executive officers; and (5) a range of civil and criminal penalties for fraud and other violations of securities laws.

Consumer Protection Laws
The Bancorp and the Bank are subject to a number of federal and state laws designed to protect consumers and prohibit unfair or deceptive business practices. These laws include the Equal Credit Opportunity Act, Fair Housing Act, Home Ownership Protection Act, Fair Credit Reporting Act, as amended by the FACT Act, GLBA, Truth in Lending Act, the CRA, the Home Mortgage Disclosure Act, Real Estate Settlement Procedures Act, National Flood Insurance Act and various state law counterparts.  These laws and regulations mandate certain disclosure requirements and regulate the manner in which financial institutions must interact with customers when taking deposits, making loans, collecting loans and providing other services.  Further, the Dodd-Frank Act established the CFPB, which has the responsibility for making rules and regulations under the federal consumer protection laws relating to financial products and services.  The CFPB also has a broad mandate to prohibit unfair or deceptive acts and practices and is specifically empowered to require certain disclosures to consumers and draft model disclosure forms. Failure to comply with consumer protection laws and regulations can subject financial institutions to enforcement actions, fines and other penalties.  The FDIC will examine the Bank for compliance with CFPB rules and enforce CFPB rules with respect to the Bank.

Interchange Fees
Pursuant to the Dodd-Frank Act, the FRB has issued a proposed rule governing the interchange fees charged on debit cards. The proposed rule would cap the fee a bank could charge on a debit card transaction and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee.  Although the proposed rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule.  The Bank is unable to predict the impact of the proposed rule, however it could result in a decrease in fee income the Bank earns from debit cards.

Mortgage Reform
The Dodd-Frank Act prescribes certain standards that mortgage lenders must consider before making a residential mortgage loan, including verifying a borrower’s ability to repay such mortgage loan. The Dodd-Frank Act also allows borrowers to assert violations of certain provisions of the Truth-in-Lending Act as a defense to foreclosure proceedings.  Under the Dodd-Frank Act, prepayment penalties are prohibited for certain mortgage transactions and creditors are prohibited from financing insurance policies in connection with a residential mortgage loan or home equity line of credit.  The Dodd-Frank Act requires mortgage lenders to make additional disclosures prior to the extension of credit, in each billing statement and for negative amortization loans and hybrid adjustable rate mortgages.

Brokered Deposits
Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept, renew or roll over any brokered deposit unless the institution’s capital category is “well capitalized” or, with the FDIC’s approval, “adequately capitalized.” These restrictions have not in the past had a material impact on the operations of the Bank.  Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments.  The FDIC has proposed to adjust this formula to account for the new deposit assessment base discussed above.  Additionally, depository institutions considered “adequately capitalized” that need FDIC approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits.

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

Interest Rate Volatility May Reduce Our Profitability
Our consolidated results of operations depend, to a large extent, on the level of net interest income, which is the difference between interest income from interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  The narrowing of interest rate spreads, meaning, the difference between interest rates earned on loans and investments and the interest rates paid on deposits and borrowings, could adversely affect our earnings.

We are unable to predict or control future fluctuations in interest rates or the specific impact thereof.  Washington Trust has ongoing policies and procedures designed to manage the risks associated with changes in market interest rates.

The market values of most of our financial assets are sensitive to fluctuations in market interest rates.  Fixed-rate investments, mortgage-backed securities and mortgage loans typically decline in value as interest rates rise.  Changes in interest rates can also affect the rate of prepayments on mortgage-backed securities, thereby adversely affecting the value of such securities and the interest income generated by them.

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

The Market Value of Wealth Management Assets Under Administration May Be Negatively Affected by Changes in Economic and Market Conditions
Revenues from wealth management services represented 21% of our total revenues for 2010.  A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities.  Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

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

•
Recent economic conditions have contributed to varying declines in residential and commercial real estate values and the value of other collateral as well as increasing the constraints on the cash flows of borrowers.  These conditions may also result in an increase in delinquencies with a negative impact on our loan loss experience.  Accordingly, our allowance for loan losses may need to be increased, which could have an adverse effect on our results of operations and financial condition.

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

Our Focus on Commercial Lending May Expose Us to Increased Lending Risks
Commercial loans are historically more sensitive to economic downturns.  Such sensitivity includes potentially higher default rates and possible declines in collateral values.  Commercial lending involves larger loan sizes and significant relationship exposures, which can have a greater impact on profits in the event of adverse loan performance.  Commercial lending also involves development financing, which is dependent on the future success of new operations.  In addition, commercial loans include lending to nonprofit organizations, which in some cases are particularly sensitive to negative economic events.  As of December 31, 2010, commercial loans represent 51% of our loan portfolio.

We Have Credit and Market Risk Inherent in Our Securities Portfolio
We maintain a diversified securities portfolio, which includes mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, obligations of U.S. government-sponsored agencies, securities issued by state and political subdivisions, trust preferred debt securities issued primarily by financial service companies, and corporate debt securities.  We also invest in capital securities, which include common and perpetual preferred stocks.  We seek to limit credit losses in our securities portfolios by generally purchasing only highly-rated securities.  Significant credit market anomalies may impact the valuation and liquidity of our securities including conditions such as reduced market liquidity, increased normal bid-asked spreads and increased uncertainty of market participants.  Such illiquidity could reduce the market value of our securities, even those with no apparent credit exposure.  The valuation of our securities requires judgment and as market conditions change security values may also change.

If We Are Required to Write-Down Goodwill Recorded in Connection with Our Acquisitions, Our Profitability Would be Negatively Impacted
Applicable accounting standards require us to use the purchase method of accounting for all business combinations.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  At December 31, 2010, the Corporation had

$58 million of goodwill on its balance sheet.  Goodwill must be evaluated for impairment at least annually.  Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which would have an adverse effect on the Corporation’s financial condition and results of operations.

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

Our Stock Price Can Be Volatile
The price of our common stock can fluctuate widely in response to a variety of factors.  We cannot assure you that the market price of our common stock will not fluctuate or decline significantly.  Some of the factors that could cause fluctuations or declines in the price of our common stock include, but are not limited to, actual or anticipated variations in reported operating results, recommendations by securities analysts, the level of trading activity in our common stock, new services or delivery systems offered by competitors, business combinations involving our competitors, operating and stock price performance of companies that investors deem to be comparable to Washington Trust, news reports relating to trends or developments in the credit, mortgage and housing markets as well as the financial services industry, and changes in government regulations.

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

Changes in Laws and/or Regulations and Accounting Standards May Adversely Affect Our Results of Operations
We are subject to extensive federal and state laws and regulations and are subject to supervision, regulation and examination by various federal and state bank regulatory agencies.  The restrictions imposed by such laws and regulations limit the manner in which we may conduct business.  We cannot assure you that any modification of these laws and regulations, or new legislation that may be enacted in the future, will not make compliance more difficult or expensive, or otherwise adversely affect our results of operations.  See the section entitled "Supervision and Regulation" in Item 1 of this Annual Report on Form 10-K.

We are also subject to tax laws and regulations promulgated by the United States government and the states in which we operate.  Changes to these laws and regulations or the interpretation of such laws and regulations by taxing authorities could impact future tax expense and the value of deferred tax assets.

The presentation of the Corporation’s financial condition and results of operations in its consolidated financial statements is dependent upon our accounting practices pursuant to accounting standards.  From time to time, the
Financial Accounting Standards Board (“FASB”) or regulatory authorities change the financial accounting and reporting standards that govern the preparation of our financial statements.  These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations.  In some cases, we could be required to apply a new or revised standard retroactively, resulting in the Corporation restating prior period financial statements.

We May Need To Raise Additional Capital in the Future and Such Capital May Not Be Available When Needed
We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.  We cannot assure you that such capital will be available to us on acceptable terms or at all.  Our inability to raise sufficient additional capital on acceptable terms when needed could adversely affect our businesses, financial condition and results of operations.

ITEM 1B.  Unresolved Staff Comments.
None.

GUIDE 3 Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.
Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	36-37
II.	Investment Portfolio	43-46, 90
III.	Loan Portfolio	48-55, 91
IV.	Summary of Loan Loss Experience	55-58, 98
V.	Deposits	36, 104
VI.	Return on Equity and Assets	24
VII.	Short-Term Borrowings	106

ITEM 2.  Properties.
Washington Trust is headquartered at 23 Broad Street, Westerly, Rhode Island and has seventeen branch offices located within Washington, Providence and Kent Counties in Rhode Island and New London County in southeastern Connecticut.  In addition, Washington Trust has a commercial lending office located in the financial district of Providence, Rhode Island, and a residential mortgage lending office located in Sharon, Massachusetts.  Washington Trust also provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island and Wellesley, Massachusetts.  Washington Trust has two operations facilities and an additional corporate office located in Westerly, Rhode Island.

At December 31, 2010, eleven of the Corporation’s facilities were owned, fourteen were leased and one branch office was owned on leased land.  Lease expiration dates range from two months to eleven years with renewal options on certain leases of two to twenty-five years.  All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

In addition to the locations mentioned above, the Bank has two owned offsite-ATMs in leased spaces.  The terms of one of these leases are negotiated annually.  The lease term for the second offsite-ATM expires in twenty months with no renewal option.

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

ITEM 4.  [Removed and Reserved.]
PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Bancorp’s common stock trades on the NASDAQ Global Select® Market under the symbol WASH.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2010 and 2009 are presented in the following table.  The stock prices are based on the high and low sales prices during the respective quarter.

2010 Quarters	1	2	3	4
Stock prices:
High	$20.09	$20.44	$20.48	$22.71
Low	14.50	16.84	16.70	18.53

Cash dividend declared per share	$0.21	$0.21	$0.21	$0.21

2009 Quarters	1	2	3	4
Stock prices:
High	$20.62	$20.75	$19.61	$17.95
Low	11.50	15.67	16.16	13.97

Cash dividend declared per share	$0.21	$0.21	$0.21	$0.21

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

At February 25, 2011 there were 1,910 holders of record of the Bancorp’s common stock.

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

The Bancorp did not repurchase any shares during the fourth quarter of 2010.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation's common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) for the five years ended December 31.  The historical information set forth below is not necessarily indicative of future performance.

The results presented assume that the value of the Corporation's common stock and each index was $100.00 on December 31, 2005.  The total return assumes reinvestment of dividends.

Washington Trust Bancorp, Inc. – Total Return Performance

For the period ending December 31	2005	2006	2007	2008	2009	2010
Washington Trust Bancorp, Inc.	$100.00	$109.59	$102.20	$82.95	$68.69	$100.68
NASDAQ Bank Stocks	$100.00	$113.82	$91.16	$71.52	$59.87	$68.34
NASDAQ Stock Market (U.S.)	$100.00	$110.39	$122.15	$73.32	$106.57	$125.91

ITEM 6.  Selected Financial Data.
The selected consolidated financial data set forth below does not purport to be complete and should be read in conjunction with, and is qualified in its entirety by, the more detailed information including the Consolidated Financial Statements and related Notes, and the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” appearing elsewhere in this Annual Report on Form 10-K.  Certain prior period amounts have been reclassified to conform to current year classification.

Selected Financial Data	(Dollars in thousands, except per share amounts)

At or for the years ended December 31,	2010	2009	2008	2007	2006
Financial Results:
Interest income	$123,254	$129,630	$140,662	$136,434	$131,134
Interest expense	46,063	63,738	75,149	76,490	69,660
Net interest income	77,191	65,892	65,513	59,944	61,474
Provision for loan losses	6,000	8,500	4,800	1,900	1,200
Net interest income after provision for loan losses	71,191	57,392	60,713	58,044	60,274
Noninterest income:
Net realized gains on sales of securities	729	314	2,224	455	443
Net other-than-temporary impairment losses on securities	(417)	(3,137)	(5,937)	–	–
Other noninterest income	48,161	45,476	44,550	45,294	41,950
Total noninterest income	48,473	42,653	40,837	45,749	42,393
Noninterest expense	85,311	77,603	72,059	69,146	65,545
Income before income taxes	34,353	22,442	29,491	34,647	37,122
Income tax expense	10,302	6,346	7,319	10,847	12,091
Net income	$24,051	$16,096	$22,172	$23,800	$25,031
Per share information ($):
Earnings per share:
Basic	1.49	1.01	1.59	1.78	1.86
Diluted	1.49	1.00	1.57	1.75	1.82
Cash dividends declared (1)	0.84	0.84	0.83	0.80	0.76
Book value	16.63	15.89	14.75	13.97	12.89
Market value - closing stock price	21.88	15.58	19.75	25.23	27.89
Performance Ratios (%):
Return on average assets	0.82	0.55	0.82	0.99	1.04
Return on average shareholders’ equity	9.09	6.56	11.12	13.48	14.99
Average equity to average total assets	9.08	8.40	7.35	7.33	6.93
Dividend payout ratio (2)	56.38	84.00	52.87	45.71	41.76
Asset Quality Ratios (%):
Total past due loans to total loans	1.27	1.64	0.96	0.45	0.49
Nonperforming loans to total loans	0.93	1.43	0.42	0.27	0.19
Nonperforming assets to total assets	0.79	1.06	0.30	0.17	0.11
Allowance for loan losses to nonaccrual loans	154.42	99.75	305.07	471.12	693.87
Allowance for loan losses to total loans	1.43	1.43	1.29	1.29	1.29
Net charge-offs (recoveries) to average loans	0.24	0.25	0.08	0.03	0.02
Capital Ratios (%):
Tier 1 leverage capital ratio	8.25	7.82	7.53	6.09	6.01
Tier 1 risk-based capital ratio	11.53	11.14	11.29	9.10	9.57
Total risk-based capital ratio	12.79	12.40	12.54	10.39	10.96
____________

(1)	Represents historical per share dividends declared by the Bancorp.
(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Financial Data	(Dollars in thousands)

December 31,	2010	2009	2008	2007	2006
Assets:
Cash and cash equivalents	$92,736	$57,260	$58,190	$41,112	$71,909
Total securities	594,100	691,484	866,219	751,778	703,851
FHLBB stock	42,008	42,008	42,008	31,725	28,727
Loans:
Commercial and other	1,027,065	984,550	880,313	680,266	587,397
Residential real estate	645,020	605,575	642,052	599,671	588,671
Consumer	323,553	329,543	316,789	293,715	283,918
Total loans	1,995,638	1,919,668	1,839,154	1,573,652	1,459,986
Less allowance for loan losses	28,583	27,400	23,725	20,277	18,894
Net loans	1,967,055	1,892,268	1,815,429	1,553,375	1,441,092
Investment in bank-owned life insurance	51,844	44,957	43,163	41,363	39,770
Goodwill and other intangibles	65,966	67,057	68,266	61,912	57,374
Other assets	95,816	89,439	72,191	58,675	56,442
Total assets	$2,909,525	$2,884,473	$2,965,466	$2,539,940	$2,399,165
Liabilities:
Deposits:
Demand deposits	$228,437	$194,046	$172,771	$175,542	$186,533
NOW accounts	241,974	202,367	171,306	164,944	175,479
Money market accounts	396,455	403,333	305,879	321,600	286,998
Savings accounts	220,888	191,580	173,485	176,278	205,998
Time deposits	948,576	931,684	967,427	807,841	822,989
Total deposits	2,036,330	1,923,010	1,790,868	1,646,205	1,677,997
FHLBB advances	498,722	607,328	829,626	616,417	474,561
Junior subordinated debentures	32,991	32,991	32,991	22,681	22,681
Other borrowings	23,359	21,501	26,743	32,560	14,684
Other liabilities	49,259	44,697	50,127	35,564	36,186
Shareholders' equity	268,864	254,946	235,111	186,513	173,056
Total liabilities and shareholders’ equity	$2,909,525	$2,884,473	$2,965,466	$2,539,940	$2,399,165

Asset Quality:
Nonaccrual loans	$18,510	$27,470	$7,777	$4,304	$2,723
Nonaccrual investment securities	806	1,065	633	–	–
Property acquired through foreclosure
or repossession	3,644	1,974	392	–	–
Total nonperforming assets	$22,960	$30,509	$8,802	$4,304	$2,723

Wealth Management Assets:
Market value of assets under administration	$4,123,011	$3,770,193	$3,147,649	$4,014,352	$3,609,180

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2010	Q1	Q2	Q3	Q4	Year
	Interest income:
	Interest and fees on loans	$23,968	$24,180	$25,076	$24,846	$98,070
Income on securities:	Taxable	6,051	5,837	5,227	4,709	21,824
	Nontaxable	769	770	769	769	3,077
	Dividends on corporate stock and FHLBB stock	55	54	55	34	198
	Other interest income	21	13	25	26	85
	Total interest income	30,864	30,854	31,152	30,384	123,254
	Interest expense:
	Deposits	5,769	5,331	4,747	4,465	20,312
	FHLBB advances	6,219	6,000	5,574	4,993	22,786
	Junior subordinated debentures	630	447	484	428	1,989
	Other interest expense	242	243	246	245	976
	Total interest expense	12,860	12,021	11,051	10,131	46,063
	Net interest income	18,004	18,833	20,101	20,253	77,191
	Provision for loan losses	1,500	1,500	1,500	1,500	6,000
	Net interest income after provision for loan losses	16,504	17,333	18,601	18,753	71,191
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	5,017	5,153	5,052	5,448	20,670
	Mutual fund fees	1,110	1,105	1,084	1,124	4,423
	Financial planning, commissions and other service fees	179	505	349	266	1,299
	Wealth management services	6,306	6,763	6,485	6,838	26,392
	Service charges on deposit accounts	849	913	904	921	3,587
	Merchant processing fees	1,606	2,406	3,050	2,094	9,156
	Card interchange fees	389	487	507	592	1,975
	Income from bank-owned life insurance	439	474	486	488	1,887
	Net gains on loan sales and commissions
	on loans originated for others	560	318	1,011	2,163	4,052
	Net realized gains on securities	–	–	737	(8)	729
	Net unrealized gains on interest rate swap contracts	68	(121)	(60)	77	(36)
	Equity in losses of unconsolidated subsidiaries	(52)	(50)	(95)	(140)	(337)
	Other income	365	323	414	383	1,485
	Noninterest income, excluding other-than-temporary
	impairment losses	10,530	11,513	13,439	13,408	48,890
	Total other-than-temporary impairment losses on securities	(2)	(243)	–	–	(245)
	Portion of loss recognized in other comprehensive
	income (before taxes)	(61)	(111)	–	–	(172)
	Net impairment losses recognized in earnings	(63)	(354)	–	–	(417)
	Total noninterest income	10,467	11,159	13,439	13,408	48,473
	Noninterest expense:
	Salaries and employee benefits	11,501	11,726	12,067	12,135	47,429
	Net occupancy	1,224	1,237	1,202	1,188	4,851
	Equipment	997	1,014	1,037	1,051	4,099
	Merchant processing costs	1,357	2,057	2,606	1,802	7,822
	Outsourced services	840	855	769	840	3,304
	FDIC deposit insurance costs	794	784	861	724	3,163
	Legal, audit and professional fees	518	408	438	449	1,813
	Advertising and promotion	364	419	467	383	1,633
	Amortization of intangibles	291	290	273	237	1,091
	Foreclosed property costs	36	87	203	515	841
	Debt prepayment penalties	–	–	752	–	752
	Other expenses	1,755	2,106	2,180	2,472	8,513
	Total noninterest expense	19,677	20,983	22,855	21,796	85,311
	Income before income taxes	7,294	7,509	9,185	10,365	34,353
	Income tax expense	2,122	2,211	2,815	3,154	10,302
	Net income	$5,172	$5,298	$6,370	$7,211	$24,051
	Weighted average common shares outstanding - basic	16,057.7	16,104.6	16,131.4	16,160.6	16,113.9
	Weighted average common shares outstanding - diluted	16,063.9	16,111.3	16,136.3	16,182.7	16,122.5
Per share information:	Basic earnings per common share	$0.32	$0.33	$0.39	$0.44	$1.49
	Diluted earnings per common share	$0.32	$0.33	$0.39	$0.44	$1.49
	Cash dividends declared per share	$0.21	$0.21	$0.21	$0.21	$0.84

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2009	Q1	Q2	Q3	Q4	Year
	Interest income:
	Interest and fees on loans	$24,139	$24,147	$24,303	$24,207	$96,796
Income on securities:	Taxable	8,449	7,588	7,028	6,358	29,423
	Nontaxable	780	778	781	777	3,116
	Dividends on corporate stock and FHLBB stock	72	55	63	55	245
	Other interest income	17	9	13	11	50
	Total interest income	33,457	32,577	32,188	31,408	129,630
	Interest expense:
	Deposits	9,547	8,481	7,577	7,033	32,638
	FHLBB advances	7,227	7,112	7,094	6,739	28,172
	Junior subordinated debentures	479	479	545	444	1,947
	Other interest expense	245	244	246	246	981
	Total interest expense	17,498	16,316	15,462	14,462	63,738
	Net interest income	15,959	16,261	16,726	16,946	65,892
	Provision for loan losses	1,700	3,000	1,800	2,000	8,500
	Net interest income after provision for loan losses	14,259	13,261	14,926	14,946	57,392
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	4,122	4,402	4,717	4,887	18,128
	Mutual fund fees	915	993	1,089	1,143	4,140
	Financial planning, commissions and other service fees	376	559	243	340	1,518
	Wealth management services	5,413	5,954	6,049	6,370	23,786
	Service charges on deposit accounts	857	900	939	971	3,667
	Merchant processing fees	1,349	2,086	2,619	1,790	7,844
	Card interchange fees	338	406	442	442	1,628
	Income from bank-owned life insurance	444	447	451	452	1,794
	Net gains on loan sales and commissions
	on loans originated for others	1,044	1,552	591	1,165	4,352
	Net realized gains on securities	57	257	–	–	314
	Net unrealized gains (losses) on interest rate swap contracts	60	341	92	204	697
	Other income	419	465	445	379	1,708
	Noninterest income, excluding other-than-temporary impairment losses	9,981	12,408	11,628	11,773	45,790
	Total other-than-temporary impairment losses on securities	(4,244)	–	(2,293)	(113)	(6,650)
	Portion of loss recognized in other comprehensive
	income (before taxes)	2,253	–	1,826	(566)	3,513
	Net impairment losses recognized in earnings	(1,991)	–	(467)	(679)	(3,137)
	Total noninterest income	7,990	12,408	11,161	11,094	42,653
	Noninterest expense:
	Salaries and employee benefits	10,475	10,359	10,416	10,667	41,917
	Net occupancy	1,226	1,122	1,232	1,210	4,790
	Equipment	975	1,036	916	990	3,917
	Merchant processing costs	1,143	1,780	2,213	1,516	6,652
	FDIC deposit insurance costs	651	2,143	808	795	4,397
	Outsourced services	868	673	807	821	3,169
	Legal, audit and professional fees	675	664	546	558	2,443
	Advertising and promotion	301	491	422	473	1,687
	Amortization of intangibles	308	308	303	290	1,209
	Foreclosed property costs	8	42	4	18	72
	Other expenses	1,842	1,816	1,649	2,043	7,350
	Total noninterest expense	18,472	20,434	19,316	19,381	77,603
	Income before income taxes	3,777	5,235	6,771	6,659	22,442
	Income tax expense	1,107	1,470	1,858	1,911	6,346
	Net income	$2,670	$3,765	$4,913	$4,748	$16,096
	Weighted average common shares outstanding - basic	15,942.7	15,983.6	16,016.8	16,035.4	15,994.9
	Weighted average common shares outstanding - diluted	15,997.8	16,037.4	16,074.5	16,082.0	16,040.9
Per share information:	Basic earnings per common share	$0.17	$0.24	$0.31	$0.30	$1.01
	Diluted earnings per common share	$0.17	$0.23	$0.31	$0.30	$1.00
	Cash dividends declared per share	$0.21	$0.21	$0.21	$0.21	$0.84

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following analysis is intended to provide the reader with a further understanding of the consolidated financial condition and results of operations of the Corporation for the periods shown.  For a full understanding of this analysis, it should be read in conjunction with other sections of this Annual Report on Form 10-K, including Part I, “Item 1. Business”, Part II, “Item 6. Selected Financial Data” and Part II, “Item 8. Financial Statements and Supplementary Data.”  Certain prior year amounts have been reclassified to conform to current year classification.

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

Critical Accounting Policies
Accounting policies involving significant judgments, estimates and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation considers the following to be its critical accounting policies: allowance for loan losses, review of goodwill and intangible assets for impairment and valuation of investment securities for impairment.

Allowance for Loan Losses
Determining an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  The methodology includes three elements:

(1)
Loss allocations are identified for individual loans deemed to be impaired in accordance with GAAP.  Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell.  For collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.

(2)	Loss allocation factors are used for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators.

Individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system is described under the caption “Credit Quality Indicators” in Note 5 to the Consolidated Financial Statements.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in the commercial loans and commercial mortgage loan portfolios as of the balance sheet date.  We adjust loss allocations for various factors including trends in real estate values, continued weakness in general economic conditions, and our assessments of credit risk associated with industry concentrations and an ongoing trend toward larger credit relationships.

Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product.  We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in residential mortgage and consumer loan portfolios as of the balance sheet date.  We periodically update these analyses and adjust the loss allocations for various factors that we believe are not adequately presented in historical loss experience including trends in real estate values, changes in unemployment levels and increases in delinquency levels.  These factors are also evaluated taking into account the geographic location of the underlying loans.

(3)
An additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors, including, but not limited to, portfolio composition; regional concentration; trends in and severity of credit quality metrics; economic trends and business conditions; conditions that may affect the collateral position such as environmental matters, tax liens, and regulatory changes affecting the foreclosure process; and conditions that may affect the ability of borrowers to meet debt service requirements, such as interest rates and energy costs.

Because the methodology is based upon historical loss experience and trends, current economic data as well as management's judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, and declines in local property values.  In addition, various regulatory agencies periodically review the allowance for loans losses.  Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.  Adversely different conditions or assumptions could lead to increases in the allowance.  As of December 31, 2010, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

The Corporation’s Audit Committee of the Board of Directors is responsible for oversight of the loan review process.  This process includes review of the Bank’s procedures for determining the adequacy of the allowance for loan losses, administration of its internal credit rating systems and the reporting and monitoring of credit granting standards.

Review of Goodwill and Identifiable Intangible Assets for Impairment
Goodwill is recorded as part of the Corporation’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets.  Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests at least annually or more frequently upon the occurrence of significant adverse events.  See Part I, Item 1A, “Risk Factors” for additional information.  Goodwill was reviewed in 2010 by performing a discounted cash flow analysis (“income approach”) and by estimates of selected market information (“market approach”) for both the commercial banking and the wealth management segments of the Corporation.  The values determined using the income approach and the market approach were weighted equally for each segment.  The results of the 2010 review indicated that the fair value exceeded the carrying value for both segments.

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

Wealth management service revenues, which represented approximately 21% of total revenues in 2010, are substantially dependent on the market value of wealth management assets under administration.  These values may be negatively affected by changes in economic conditions and volatility in the financial markets.

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

Composition of Earnings
Comparison of 2010 with 2009
Net income for the year ended December 31, 2010 amounted to $24.1 million, or $1.49 per diluted share, up by 49% from the $16.1 million, or $1.00 per diluted share, reported for 2009.  The returns on average equity and average assets for 2010 were 9.09% and 0.82%, respectively, compared to 6.56% and 0.55%, respectively, for 2009.

The increase in profitability in 2010 was mainly attributable to higher net interest income, improvement in wealth management revenues, a lower loan loss provision, lower levels of credit-related impairment losses on investments securities and the charge incurred in 2009 for a special FDIC assessment levied on all banks, which were partially offset by increases in noninterest expenses and income tax expense.

Net interest income increased by $11.3 million, or 17%, in 2010, reflecting improvement in the net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earning assets.)  The net interest margin increased by 45 basis points in 2010, due in large part to lower funding costs.  The cost of interest-bearing liabilities for 2010 declined by 68 basis points from 2009.

The loan loss provision charged to earnings in 2010 was $6.0 million, down from $8.5 million from 2009.  In 2010, net charge-offs totaled $4.8 million, or 0.24% of average total loans, compared to $4.8 million, or 0.25% of average total loans, in 2009.  Management believes that the change in the provision for loan losses has been consistent with the trend in asset quality and delinquency indicators.  2009 was a period of worsening asset quality, as indicated by increases in delinquencies and nonaccrual loans.  In 2010, the pace of loans becoming delinquent or classified as nonaccrual has slowed somewhat and total delinquencies and nonaccrual loans have declined.

Revenue from wealth management services, our primary source of noninterest income, increased by $2.6 million, or 11%, from 2009.  The increase in this revenue source reflected higher valuations in the financial markets in 2010, compared to 2009.  Wealth management assets under administration reached an all-time high in the fourth quarter of 2010 and totaled $4.1 billion at December 31, 2010, up by $353 million, or 9%, from December 31, 2009.

Due to strong residential mortgage refinancing and sales activity in response to a low mortgage interest rate environment, net gains on loan sales and commissions on loans originated for others amounted to $4.1 million and

$4.4 million, respectively, in 2010 and 2009.  Mortgage refinancing activity has recently slowed as a result of a rise in market interest rates in the latter part of the fourth quarter of 2010.

Credit-related impairment losses charged to earnings for investment securities deemed to be other-than-temporarily impaired amounted to $417 thousand in 2010, compared to $3.1 million in 2009.  Also included in noninterest income in the years ended December 31, 2010 and 2009, were net realized gains on sales of securities of $729 thousand and $314 thousand, respectively.

Noninterest expenses were up by $7.7 million, or 10%, from 2009.  Included in 2010 noninterest expenses were $752 thousand in debt prepayment penalty charges associated with the third quarter 2010 balance sheet deleveraging transaction.  See additional discussion on the balance deleveraging transaction in the “Financial Condition” section under the caption “Borrowings.”  There were no debt prepayment penalty charges recognized in 2009.  Included in 2009 noninterest expenses was a second quarter special FDIC assessment of $1.35 million ($869 thousand, after tax, or 5 cents per diluted share).  Excluding the 2010 debt prepayment penalties and the 2009 special FDIC assessment, year-to-date noninterest expenses increased by $8.3 million, or 11%, due largely to increases in salaries and employee benefit costs as well as credit, collection and foreclosed property costs.

Income tax expense amounted to $10.3 million in 2010, an increase of $4.0 million from 2009.  The effective tax rate for 2010 was 30.0%, compared to 28.3% in 2009.

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

Net interest income increased by $379 thousand, or 1%, in 2009.  No dividend was received from the FHLBB in 2009.  Dividend income on the Corporation’s investment in FHLBB stock totaled to $1.3 million for 2008.  The net interest margin declined 16 basis points in 2009.  This decrease in net interest margin reflects the elimination of FHLBB dividend income and margin compression, in general, on core deposit rates, as well as the impact of higher levels of nonaccrual loans in 2009 compared to 2008.

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

Revenue from wealth management services is largely dependent on the value of assets under administration.  For 2009, wealth management revenues decreased by $4.5 million, or 16%, from 2008.  The decline in the revenue source was primarily due to lower valuations in the financial markets in 2009, compared to 2008.  While the balance of assets under administration at December 31, 2009 was approximately 20% higher than the balance a year earlier, the average balance for the year ended December 31, 2009 was lower than the comparable average balance in 2008.

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

Noninterest expenses were up by $5.5 million, or 8%, from 2008, which included a $3.4 million increase in FDIC deposit insurance costs.  In the second quarter of 2009, the Corporation recognized a FDIC special assessment of $1.35 million ($869 thousand after tax).  In addition to the special assessment, the year over year increase in FDIC deposit insurance costs also reflects higher assessment rates.

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

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units are considered Corporate.  See Note 17 to the Consolidated Financial Statements for additional disclosure related to business segments.

Comparison of 2010 with 2009
The Commercial Banking segment reported net income of $22.4 million in 2010, up by $5.1 million, or 30%, from 2009.  Commercial Banking net interest income amounted to $73.8 million in 2010, up by 14% over 2009 amounts, reflecting improvement in the net interest margin.  Noninterest income derived from the Commercial Banking segment totaled $19.8 million in 2010, compared to $19.6 million in 2009.  The loan loss provision decreased by $2.5 million in 2010.  Commercial Banking other noninterest expenses amounted to $53.4 million for 2010, up by 8% from 2009.  This increase reflects higher commissions and incentives, which were being recognized at lower levels in 2009, and higher staffing levels related to our new Sharon, Massachusetts residential mortgage lending office and our new branch in Warwick, Rhode Island.  Both of these locations were opened in the second half of 2009.

The Wealth Management Services segment reported net income of $3.8 million in 2010, an increase of $835 thousand, or 28%, from 2009.  Noninterest income derived from the Wealth Management Services segment was $26.4 million in 2010, up by $2.6 million, or 11%, from 2009.  This revenue is dependent to a large extent on the value of assets under administration and is closely tied to the performance of the financial markets.  Wealth management assets under administration totaled $4.1 billion at December 31, 2010, up by $353 million, or 9%, in 2010.  Noninterest expenses for the Wealth Management Services segment totaled $20.2 million in 2010, up by $1.2 million, or 6%, from 2009, reflecting increases in commissions and incentives, which was being recognized at lower levels in 2009.

Comparison of 2009 with 2008
The Commercial Banking segment reported net income of $17.0 million in 2009, down by $2.9 million, or 14%, from 2008.  Net interest income increased by 3% over 2008 amounts, reflecting growth in average loan balances and declines in deposit costs, offset in part by the impact of higher levels of nonaccrual loans in 2009.  Noninterest income derived from the Commercial Banking segment increased by 33% over 2008 reported amounts largely due to increases in net gains on loan sales and commissions on loans originated for others.  The increases in net interest income and noninterest income were offset by a higher loan loss provision and an increase in Commercial Banking other noninterest expenses in 2009, as compared to 2008.  The increase in other noninterest expenses was attributable to increases in staffing and higher FDIC deposit insurance costs, including the second quarter 2009 special FDIC assessment.

The Wealth Management Services segment reported net income of $3.0 million in 2009, a decrease of $1.9 million, or 39%, from net income in 2008.  Noninterest income derived from the Wealth Management Services segment was $23.8 million in 2009, down by $4.5 million, or 16%, from 2008, primarily due to lower valuations in the financial markets in 2009.  Noninterest expenses for the Wealth Management Services segment also declined in 2009, as compared to 2008, reflecting lower incentive-based compensation.

Net Interest Income
Comparison of 2010 with 2009
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

FTE net interest income for 2010 amounted to $79.0 million, an increase of $11.3 million, or 17%, over 2009.  The net interest margin for 2010 amounted to 2.93%, up by 45 basis points from 2009.  The increase in the net interest margin in 2010 was due in large part to lower funding costs, as indicated by a 68 basis point decline in the cost of interest-bearing liabilities in 2010.

Average interest-earning assets decreased by $34 million, or 1%, in 2010.  A decrease in total average securities was partially offset by growth in the loan portfolio.  Total average securities for the year 2010 decreased by $143 million from 2009, due to partially to the third quarter 2010 balance sheet deleveraging transaction which included the sale of $63 million in mortgage-backed securities and prepayment of $65 million in FHLBB advances.  The decline in average securities also reflected maturities and pay-downs on mortgage-backed securities, offset, in part, by purchases of debt securities.  The FTE rate of return on securities for the year 2010 decreased by 22 basis points, from 2009.  The decrease in the total yield on securities reflects lower yields on variable rate securities tied to short-term interest rates.  Total average loans for the year 2010 increased $87 million from 2009 largely due to growth in the commercial loan portfolio.  The yield on total loans for the year 2010 decreased by 16 basis points from 2009, reflecting declines in short-term interest rates.  The contribution of loan prepayment and other fees to the yield on total loans was 4 basis points and 1 basis point in 2010 and 2009, respectively.

Average interest-bearing liabilities decreased by $56 million, or 2%, in 2010.  Declines in average FHLBB advances and out-of-market brokered certificates of deposit were offset, in part, by growth in in-market deposits.  The average balance of FHLBB advances for the year 2010 decreased by $139 million, or 20%, from 2009.  The average rate paid on such advances for the year 2010 increased 6 basis points from 2009.  See additional discussion on FHLBB advance modifications and the third quarter 2010 balance deleveraging transaction in the “Financial Condition” section under the caption “Borrowings.”  Average interest-bearing deposits increased by $84 million in 2010, while the average rate paid on interest-bearing deposits decreased by 78 basis points.  Interest-bearing deposits include out-of-market brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLBB advances and other sources.  Average out-of-market brokered certificates of deposit for 2010 decreased by $56 million from 2009, with a 35 basis point decline in the average rate paid.  Excluding out-of-market brokered certificates of deposit, average in-market interest-bearing deposits increased by $139 million in 2010 while the average rate paid on in-market interest-bearing deposits decreased by 71 basis points.  See additional discussion on brokered certificates of deposit in the “Financial Condition” section under the caption “Deposits.”

Comparison of 2009 with 2008
Net interest income for 2009 totaled $65.9 million, up by $379 thousand, or 1%, from 2008.  Included in net interest income in the year ended December 31, 2008 was dividend income on the Corporation’s investment in FHLBB stock of $1.3 million.  No dividend was received from FHLBB in 2009.

FTE net interest income for 2009 amounted to $67.7 million, an increase of $370 thousand from 2008.  The net interest margin for 2009 amounted to 2.48%, compared to 2.64% for 2008.  The 16 basis point decline in the net interest margin was primarily attributable to the elimination of the FHLBB dividend income, margin compression, in general, on core deposit rates following the Federal Reserve’s actions to reduce short-term interest rates in late 2008 and early 2009, and the impact of higher levels of nonaccrual loans in 2009 compared to 2008.

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

Years ended December 31,		2010			2009			2008
	Average		Yield/	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$1,019,304	$53,628	5.26	$941,833	$50,092	5.32	$782,825	$50,589	6.46
Residential real estate loans, including
mortgage loans held for sale	634,735	31,609	4.98	629,035	33,410	5.31	613,367	33,954	5.54
Consumer loans	327,770	13,062	3.99	323,576	13,494	4.17	301,653	16,584	5.50
Total loans	1,981,809	98,299	4.96	1,894,444	96,996	5.12	1,697,845	101,127	5.96
Cash, federal funds sold and
other short-term investments	41,407	85	0.21	20,201	50	0.25	21,515	334	1.55
FHLBB stock	42,008	–	–	42,008	–	–	39,282	1,345	3.42

Taxable debt securities	553,531	21,824	3.94	694,248	29,423	4.24	700,812	34,382	4.91
Nontaxable debt securities	79,491	4,618	5.81	80,629	4,662	5.78	81,046	4,583	5.65
Corporate stocks	3,595	274	7.62	4,420	339	7.68	9,160	740	8.08
Total securities	636,617	26,716	4.20	779,297	34,424	4.42	791,018	39,705	5.02
Total interest-earning assets	2,701,841	125,100	4.63	2,735,950	131,470	4.81	2,549,660	142,511	5.59
Noninterest-earning assets	213,644			185,345			163,730
Total assets	$2,915,485			$2,921,295			$2,713,390
Liabilities and Shareholders’ Equity:
NOW accounts	$220,875	$268	0.12	$181,171	$327	0.18	$165,479	$306	0.18
Money market accounts	403,489	1,918	0.48	375,175	3,960	1.06	310,445	6,730	2.17
Savings accounts	205,767	318	0.15	187,862	530	0.28	173,840	1,059	0.61
Time deposits	955,222	17,808	1.86	957,449	27,821	2.91	861,814	33,100	3.84
FHLBB advances	547,974	22,786	4.16	687,210	28,172	4.10	737,830	30,894	4.19
Junior subordinated debentures	32,991	1,989	6.03	32,991	1,947	5.90	30,259	1,879	6.21
Other	21,321	976	4.58	21,476	981	4.57	26,678	1,181	4.43
Total interest-bearing liabilities	2,387,639	46,063	1.93	2,443,334	63,738	2.61	2,306,345	75,149	3.26
Demand deposits	221,350			187,800			177,032
Other liabilities	41,804			44,712			30,618
Shareholders’ equity	264,692			245,449			199,395
Total liabilities and
shareholders’ equity	$2,915,485			$2,921,295			$2,713,390
Net interest income		$79,037			$67,732			$67,362
Interest rate spread			2.70			2.20			2.33
Net interest margin			2.93			2.48			2.64

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)

Years ended December 31,	2010	2009	2008
Commercial and other loans	$229	$200	$188
Nontaxable debt securities	1,541	1,546	1,458
Corporate stocks	76	94	203
Total	$1,846	$1,840	$1,849

Volume/Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	2010/2009			2009/2008
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Commercial and other loans	$4,105	$(569)	$3,536	$9,285	$(9,782)	$(497)
Residential real estate loans, including
mortgage loans held for sale	299	(2,100)	(1,801)	867	(1,411)	(544)
Consumer loans	176	(608)	(432)	1,140	(4,230)	(3,090)
Cash, federal funds sold and
other short-term investments	45	(10)	35	(19)	(265)	(284)
FHLBB stock	–	–	–	87	(1,432)	(1,345)
Taxable debt securities	(5,632)	(1,967)	(7,599)	(319)	(4,640)	(4,959)
Nontaxable debt securities	(67)	23	(44)	(24)	103	79
Corporate stocks	(63)	(2)	(65)	(365)	(36)	(401)
Total interest income	(1,137)	(5,233)	(6,370)	10,652	(21,693)	(11,041)
Interest on interest-bearing liabilities:
NOW accounts	63	(122)	(59)	22	(1)	21
Money market accounts	280	(2,322)	(2,042)	1,194	(3,964)	(2,770)
Savings accounts	47	(259)	(212)	80	(609)	(529)
Time deposits	(64)	(9,949)	(10,013)	3,378	(8,657)	(5,279)
FHLBB advances	(5,792)	406	(5,386)	(2,073)	(649)	(2,722)
Junior subordinated debentures	–	42	42	164	(96)	68
Other	(8)	3	(5)	(236)	36	(200)
Total interest expense	(5,474)	(12,201)	(17,675)	2,529	(13,940)	(11,411)
Net interest income	$4,337	$6,968	$11,305	$8,123	$(7,753)	$370

Provision and Allowance for Loan Losses
The provision for loan losses is based on management’s periodic assessment of the adequacy of the allowance for loan losses which, in turn, is based on such interrelated factors as the composition of the loan portfolio and its inherent risk characteristics, the level of nonperforming loans and net charge-offs, both current and historic, local economic and credit conditions, the direction of real estate values, and regulatory guidelines.  The provision for loan losses is charged against earnings in order to maintain an allowance for loan losses that reflects management’s best estimate of probable losses inherent in the loan portfolio at the balance sheet date.

The provision for loan losses charged to earnings amounted to $6.0 million in 2010, compared to $8.5 million in 2009 and $4.8 million in 2008.  Net charge-offs were $4.8 million, or 0.24% of average loans, in 2010.  This compares to $4.8 million or 0.25% of average loans, in 2009 and $1.4 million, or 0.08% of average loans, in 2008.

Management believes that the change in the provision for loan losses has been consistent with the trend in asset quality and delinquency indicators.  2009 was a period of worsening asset quality, as indicated by increases in delinquencies and nonaccrual loans.  Total delinquencies and nonaccrual loans increased from $17.6 million and $7.8 million, respectively, at the end of 2008 to $31.6 million and $27.5 million, respectively, at the end of 2009.  In

2010, the pace of loans becoming delinquent or classified as nonaccrual has slowed somewhat and total delinquencies and nonaccrual loans have declined by $6.3 million and $9.0 million, respectively.

The allowance for loan losses was $28.6 million, or 1.43% of total loans, at December 31, 2010, compared to $27.4 million, or 1.43% of total loans, at December 31, 2009.  Management will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies. See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table.

(Dollars in thousands)				2010/2009		2009/2008
	Years Ended December 31,			Change		Change
	2010	2009	2008	$	%	$	%
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$20,670	$18,128	$20,316	$2,542	14%	$(2,188)	(11)%
Mutual fund fees	4,423	4,140	5,205	283	7	(1,065)	(20)
Financial planning, commissions
and other service fees	1,299	1,518	2,752	(219)	(14)	(1,234)	(45)
Wealth management services	26,392	23,786	28,273	2,606	11	(4,487)	(16)
Service charges on deposit accounts	3,587	3,667	3,636	(80)	(2)	31	1
Merchant processing fees	9,156	7,844	6,900	1,312	17	944	14
Card interchange fees	1,975	1,628	1,462	347	21	166	11
Income from bank-owned life insurance	1,887	1,794	1,800	93	5	(6)	–
Net gains on loan sales and commissions
on loans originated for others	4,052	4,352	1,396	(300)	(7)	2,956	212
Net realized gains on securities	729	314	2,224	415	132	(1,910)	(86)
Net gains (losses) on interest rate swap contracts	(36)	697	(542)	(733)	(105)	1,239	(229)
Equity in losses of unconsolidated subsidiaries	(337)	–	–	(337)	–	–	–
Other income	1,485	1,708	1,625	(223)	(13)	83	5
Noninterest income, excluding
other-than-temporary impairment losses	48,890	45,790	46,774	3,100	7	(984)	(2)
Total other-than-temporary impairment losses
on securities	(245)	(6,650)	(5,937)	6,405	(96)	(713)	12
Portion of loss recognized in other comprehensive
income (before taxes)	(172)	3,513	–	(3,685)	(105)	3,513	–
Net impairment losses recognized in earnings	(417)	(3,137)	(5,937)	2,720	(87)	2,800	(47)
Total noninterest income	$48,473	$42,653	$40,837	$5,820	14%	$1,816	4%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. The following table presents the changes in wealth management assets under administration for the years ended December 31, 2010, 2009 and 2008:

(Dollars in thousands)	2010	2009	2008
Wealth Management Assets Under Administration:
Balance at the beginning of period	$3,770,193	$3,147,649	$4,014,352
Net investment appreciation (depreciation) & income	334,473	547,091	(980,909)
Net client cash flows	18,345	75,453	114,206
Balance at the end of period	$4,123,011	$3,770,193	$3,147,649

Noninterest Income Analysis
Comparison of 2010 with 2009
Wealth management revenues for 2010 increased by $2.6 million, or 11%, over 2009.  Wealth management assets under administration rose to its highest level ever in the fourth quarter of 2010 and totaled $4.123 billion at December 31, 2010.  Assets under administration were up by $353 million, or 9%, from December 31, 2009, reflecting net investment appreciation and income of $334 million and net client cash inflows of $18 million.

Service charges on deposit accounts were $3.6 million in 2010, down $80 thousand, or 2%, compared to 2009.  The largest component of this category is overdraft and non-sufficient funds fees, which is largely driven by customer activity.  Overdraft and non-sufficient funds fees were down by $206 thousand in 2010, due to regulatory changes which became effective in the third quarter of 2010.  Effective July 1, 2010, the FRB now prohibits financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consents, or opts in, to the overdraft service for those types of transactions.  Consumers must be provided a notice that explains the financial institution’s overdraft services, including the fees associated with these services, and the consumer’s choices.  Washington Trust cannot provide any assurance as to the ultimate impact of this rule on the amount of overdraft/insufficient funds charges that the Bank may earn in future periods.

Merchant processing fees represents charges to merchants for credit card transactions processed.  Merchant processing fees increased by $1.3 million, or 17%, in 2010 primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense.”

Card interchange fees represent fees related to debit card transactions.  Card interchange fees increased by $347 thousand, or 21%, in 2010 primarily due to volume and increased interchange fee rates.

Income from bank owned life insurance (“BOLI”) amounted to $1.9 million and $1.8 million for 2010 and 2009, respectively.  BOLI represents life insurance on the lives of certain employees who have consented to allowing the Bank to be the beneficiary of such policies.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The BOLI investment provides a means to mitigate increasing employee benefit costs.  See additional discussion under the caption “Financial Condition” for further information on the investment in BOLI.

We originate residential mortgage loans for sale in the secondary market and also originate loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  This revenue source is subject to market volatility and dependent on mortgage origination volume, which is sensitive to rates and the condition of housing markets.  Washington Trust experienced strong levels of residential mortgage refinancing and sales activity in 2010 and 2009 in response to a low mortgage interest rate environment.  Net gains on loan sales and commissions on loans originated for others for 2010 and 2009 amounted to $4.1 million and $4.4 million, respectively.

Net realized gains on securities amounted to $729 thousand in 2010, compared to $314 thousand in 2009.  See discussion below under the caption “Noninterest Expenses” for additional information on 2010 balance sheet deleveraging transaction.

Net losses on interest rate swap contracts for 2010 totaled $36 thousand and reflected decreases in the fair value of certain interest rate swap contracts due to declines in interest rates.  See discussion on 2009 net gains on interest rate swap contracts below under the caption “Comparison of 2009 with 2008.”

Equity in losses of unconsolidated subsidiaries amounted to $337 thousand in 2010 and consisted primarily of losses generated by real estate limited partnerships.  As of December 31, 2010, Washington Trust has investments in two real estate limited partnerships and accounts for its investment in these partnerships using the equity method.  Losses generated by the partnerships are recorded as a reduction in other assets in the Consolidated Balance Sheets and as a reduction of noninterest income in the Consolidated Statements of Income.  Tax credits generated by the partnerships are recorded as a reduction in the income tax provision.

Other income consists of mortgage servicing fees, non-customers ATM fees, safe deposit rents, wire transfer fees, fees on letters of credit and other fees.  Other income in 2010 and 2009 totaled $1.5 million and $1.7 million, respectively.

Net other-than-temporary impairment losses charged to earnings amounted to $417 thousand ($268 thousand after tax, or 2 cents per diluted share) in 2010 and $3.1 million ($2.0 million after tax, or 13 cents per diluted share) in 2009.  See additional discussion in the “Financial Condition” section under the caption “Securities.”

Comparison of 2009 with 2008
Revenue from wealth management services decreased $4.5 million or 16% in 2009.  This included a decline of approximately $3.3 million in revenues primarily derived from the fair value of assets under administration.  Assets under administration totaled $3.770 billion at December 31, 2009, up $623 million, or 20%, from December 31, 2008, reflecting net investment appreciation and income of $547 million and net client cash inflows of $75 million.  While the balance of assets under administration at December 31, 2009 was 20% higher than the balance a year earlier, financial market declines in the latter part of 2008 and early part of 2009 caused the average balance for the year 2009 to be approximately 12% lower than the comparable average balance for 2008.  Wealth management related fees from sources that are not primarily derived from the value of assets under administration, including financial planning fees, commissions and other services, declined by $1.2 million, or 45%, from 2008 due largely to lower commissions earned on annuity and insurance contracts.

Merchant processing fees represents charges to merchants for credit card transactions processed.  This revenue source increased by $944 thousand, or 14%, in 2009 primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense.”

Due to strong residential mortgage refinancing and sales activity in response to a low interest rate environment, net gains on loan sales and commissions on loans originated for others increased by $3.0 million from 2008.

In 2009, Washington Trust recognized net realized gains of $256 thousand on the sale of equity securities and $58 thousand on the sale of a U.S. government-sponsored enterprise debt security.  Net realized gains on securities amounted to $2.2 million in 2008 and included $315 thousand of gains resulting from a charitable contribution of appreciated equity securities to our charitable foundation.  Also in 2008, Washington Trust recognized net realized gains of $1.7 million on the sale of equity securities and $232 thousand on the sale of commercial debt securities.

Net gains on interest rate swap contracts totaled $697 thousand in 2009, compared to net losses of $542 thousand in 2008.  The 2009 and 2008 amounts included $580 thousand and $96 thousand, respectively, of gains attributable to interest rate swap contracts executed by Washington Trust to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  The 2009 and 2008 amounts also included $117 thousand of gains and $638 thousand of losses, respectively, on another interest rate swap contract executed in April 2008 with Lehman Brothers Special Financing, Inc.  See additional discussion on this interest rate swap contract under the caption “Off-Balance Sheet Arrangements.”

Other-than-temporary impairment losses on investment securities amounted to $3.1 million ($2.0 million after tax, or 13 cents per diluted share) in 2009 and $5.9 million ($3.8 million after tax, or 27 cents per diluted share) in 2008.  See additional discussion in the “Financial Condition” section under the caption “Securities.”

Noninterest Expense
The following table presents a noninterest expense comparison for the years ended December 31, 2010, 2009 and 2008:

				2010/2009		2009/2008
	Years Ended December 31,			Change		Change
	2010	2009	2008	$	%	$	%
Noninterest expense
Salaries and employee benefits	$47,429	$41,917	$41,037	$5,512	13%	$880	2%
Net occupancy	4,851	4,790	4,536	61	1	254	6
Equipment	4,099	3,917	3,838	182	5	79	2
Merchant processing costs	7,822	6,652	5,769	1,170	18	883	15
Outsourced services	3,304	3,169	3,176	135	4	(7)	–
FDIC deposit insurance costs	3,163	4,397	1,044	(1,234)	(28)	3,353	321
Legal, audit and professional fees	1,813	2,443	2,325	(630)	(26)	118	5
Advertising and promotion	1,633	1,687	1,729	(54)	(3)	(42)	(2)
Amortization of intangibles	1,091	1,209	1,281	(118)	(10)	(72)	(6)
Foreclosed property costs	841	72	65	769	1,068	7	11
Debt prepayment penalties	752	–	–	752	–	–	–
Other	8,513	7,350	7,259	1,163	16	91	1
Total noninterest expense	$85,311	$77,603	$72,059	$7,708	10%	$5,544	8%

Noninterest Expense Analysis
Comparison of 2010 with 2009
Salaries and employee benefits expense, the largest component of total noninterest expense, increased by $5.5 million, or 13%, in 2010.  This increase reflects higher commissions and incentives, which were being recognized at lower levels in 2009, and higher staffing levels related to our new Sharon, Massachusetts residential mortgage lending office and our new branch in Warwick, Rhode Island.  Both of these locations were opened in the second half of 2009.

Merchant processing costs increased by $1.2 million, or 18%, in 2010 primarily due to increases in the volume of transactions processed for existing and new customers.  Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.  See discussion on the corresponding increase in merchant processing fees under the caption “Noninterest Income.”

FDIC deposit insurance costs decreased by $1.2 million, or 28%, in 2010.  A special FDIC assessment of $1.35 million ($869 thousand after tax) was recorded in the second quarter of 2009.

Legal, audit and professional fees for 2010 were down by $630 thousand, or 26%, from 2009.  The decrease was attributable to lower recruitment costs and legal costs associated with general corporate matters.

Foreclosed property costs amounted to $841 thousand for 2010, up by $769 thousand from 2009 due largely to valuation adjustments on OREO properties.

In the third quarter of 2010, a balance sheet deleveraging transaction was consummated, which consisted of the sale of $63 million in mortgage-backed securities and the prepayment of $65 million in FHLBB advances.  As a result, $800 thousand of net realized gains on securities and a $752 thousand debt prepayment charge were recognized in 2010.  There were no debt prepayment penalty charges recognized in 2009.

Other noninterest expenses increased by $1.2 million, or 16%, in 2010.  The increase includes a $383 thousand increase in credit and collection costs, a $352 thousand increase in charitable contributions to Washington Trust’s charitable foundation and a $326 thousand increase in various deposit product costs.

Comparison of 2009 with 2008
Salaries and employee benefits expense increased by $880 thousand, or 2%, in 2009.  This increase reflects increases in staffing and higher defined benefit pension costs due to the discount rate and asset value changes in effect at the end of 2008 offset in part by lower profitability-based incentive costs.

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

Income Taxes
Income tax expense for 2010, 2009 and 2008 totaled $10.3 million, $6.3 million and $7.3 million, respectively.  The effective tax rates for the years ended December 31, 2010, 2009 and 2008 were 30.0%, 28.3% and 24.8%, respectively.  The change in the effective tax rate for 2010 in comparison to 2009 was primarily due to a higher portion of taxable income to pretax book income.  In 2008, the Corporation recognized $1.4 million in income tax benefits (as described in the following paragraph).  Excluding these income tax benefits, the effective tax rate for 2008 was 29.6%.  The effective tax rates differed from the federal rate of 35.0% due primarily to the benefits of tax-exempt income, the dividends received deduction and income from BOLI.

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

The Corporation’s net deferred tax asset amounted to $12.4 million at December 31, 2010, compared to $12.0 million at December 31, 2009.  The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years.  See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition
Summary
Total assets amounted to $2.9 billion at December 31, 2010, essentially unchanged from the end of 2009.  Total loans amounted to $2.0 billion, or 69% of total assets, at December 31, 2010.  During 2010, total loans grew by $76 million, or 4%, since December 31, 2009, with a $43 million increase in the commercial loan portfolio, a $39 million increase in the residential real estate portfolio and a $6.0 million decline in consumer loans.

Nonaccrual loans at December 31, 2010 and 2009, totaled $18.5 million and $27.5 million, respectively, down by $9.0 million in 2010.  Total delinquencies amounted to $25.3 million, or 1.27% of total loans, at December 31, 2010, down by $6.3 million in 2010.  Loans classified as troubled debt restructurings amounted to $22.4 million at December 31, 2010, up by $12.1 million from the balance at December 31, 2009.  Overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.

The investment securities portfolio amounted to $594.1 million at December 31, 2010, or 20% of total assets.  During 2010, the investment securities portfolio declined by $97.4 million reflecting the third quarter 2010 balance sheet deleveraging transaction and maturities and pay-downs on mortgage-backed securities offset, in part, by purchases of debt securities.

Total liabilities increased by $11 million in 2010, with an increase of $113 million in total deposits and a decrease of $109 million in FHLBB advances.  Total deposits, which included brokered certificates of deposit, were up by 6% from the balance at December 31, 2009.  Excluding out-of-market brokered certificates of deposit, in-market deposits grew by $155 million, or 8%, in 2010.  At December 31, 2010, Washington Trust had $52 million in out-of-market brokered certificates of deposit and $499 million in FHLBB advances compared to $94 million and $607 million, respectively, at December 31, 2009.

Shareholders’ equity totaled $269 million at December 31, 2010, compared to $255 million at the end of 2009.  As of December 31, 2010, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.

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

As noted in Note 14 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  These debt securities were initially valued at their transaction price and subsequently valued based on matrix pricing with market data inputs such as reportable trades, benchmark yields, broker/dealer quotes, bids, offers, issuers spreads, credit ratings and other industry and economic events.  Such inputs are observable in the market or can be derived principally from or corroborated by observable market data.  When necessary, we validate our valuation techniques by reviewing the underlying basis for the models used by pricing sources and obtaining market values from other pricing sources.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of December 31, 2010 and 2009, our Level 3 financial instruments consisted primarily of two available for sale pooled trust preferred securities, which were not actively traded.

As of December 31, 2010, the Corporation concluded that the low level of trading activity for our Level 3 pooled trust preferred securities continued to indicate that quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an un-orderly fashion, actual proceeds received could potentially be significantly less than their fair values.

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)
December 31,	2010		2009		2008
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$40,994	7%	$45,240	7%	$64,377	7%
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	429,771	72%	523,446	75%	683,619	80%
States and political subdivisions	81,055	14%	82,062	12%	81,213	9%
Trust preferred securities:
Individual name issuers	23,275	4%	20,586	3%	16,793	2%
Collateralized debt obligations	806	–%	1,065	–%	1,940	–%
Corporate bonds	15,212	3%	14,706	2%	13,576	2%
Common stocks	809	–%	769	–%	992	–%
Perpetual preferred stocks	2,178	–%	3,610	1%	3,709	–%
Total securities available for sale	$594,100	100%	$691,484	100%	$866,219	100%

At December 31, 2010 the investment portfolio totaled $594 million, down by $97 million from the balance at December 31, 2009, partially due to the third quarter 2010 balance sheet deleveraging transaction in which $63 million in mortgage-backed securities were sold to prepay $65 million in FHLBB advances.  As a result of this deleveraging transaction, $800 thousand of net realized gains on securities and a $752 thousand debt prepayment charge were recognized in the third quarter of 2010.  See the Corporation’s Consolidated Statements of Cash Flows for additional information.

The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. Government agencies or U.S. Government-sponsored enterprises.

At December 31, 2010, the net unrealized gain position on the investment securities portfolio was $15.2 million, including $11.7 million in gross unrealized losses.  Nearly all of these gross unrealized losses at December 31, 2010 were concentrated in variable rate trust preferred securities issued by financial services companies.  The net unrealized gain position on the investment securities portfolio was $13.8 million at December 31, 2009, which included gross unrealized losses of $14.7 million.

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

Individual Issuer Trust Preferred Securities
(Dollars in thousands)
	December 31, 2010				Credit Ratings
Named Issuer		Amortized	Fair	Unrealized	December 31, 2010			Form 10-K Filing Date
(parent holding company)	(a)	Cost (b)	Value	Loss	Moody's	S&P		Moody's	S&P
JPMorgan Chase & Co.	2	$9,725	$7,763	$(1,962)	A2	BBB+		A2	BBB+
Bank of America Corporation	3	5,734	4,031	(1,703)	Baa3	BB+	(c)	Baa3	BB+	(c)
Wells Fargo & Company	2	5,108	4,068	(1,040)	A3/Baa1	A-		A3/Baa1	A-
SunTrust Banks, Inc.	1	4,166	3,115	(1,051)	Baa3	BB	(c)	Baa3	BB	(c)
Northern Trust Corporation	1	1,980	1,592	(388)	A3	A-		A3	A-
State Street Corporation	1	1,969	1,567	(402)	A3	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,919	1,139	(780)	Ba1 (c)	BB-	(c)	Ba1 (c)	BB-	(c)
Totals	11	$30,601	$23,275	$(7,326)

(a)	Number of separate issuances, including issuances of acquired institutions.
(b)	Net of other-than-temporary impairment losses recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009. See Note 4 to the Consolidated Financial Statements
(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Pooled Trust Preferred Obligations
(Dollars in thousands)	December 31, 2010
					Deferrals	Credit Ratings
	Amortized	Fair	Unrealized	No. of Cos. in	and Defaults	December 31, 2010			Form 10-K Filing Date
Deal Name	Cost	Value	Loss	Issuance	(a)	Moody's		S&P	Moody's		S&P
Tropic CDO 1, tranche A4L (d)	$3,183	$679	$(2,504)	38	38.8%	Ca	(c)	(b)	Ca	(c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,283	127	$(1,156)	73	35.9%	C	(c)	(b)	C	(c)	(b)
Totals	$4,466	$806	$(3,660)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
The instrument was downgraded to a below investment grade rating of “Caa3” by Moody’s on March 27, 2009 and was placed on nonaccrual status as of March 31, 2009.  On October 30, 2009, Moody’s downgraded this security to a rating of “Ca.”  This credit rating status has been considered by management in its assessment of the impairment status of this security.  During the quarter ended March 31, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of March 31, 2009 and recognized an other-than-temporary impairment charge of $3.6 million pursuant to the provisions of Accounting Standards Codification (“ASC”) 320.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $1.4 million.  In April 2010, the tranche instrument held by the Corporation began deferring a portion of interest payments.  During the quarter ended June 30, 2010 an adverse change occurred in the expected cash flows for this security and resulted in an additional credit-related impairment loss of $354 thousand charged to earnings in the second quarter of 2010.  The analysis of the expected cash flows for this security at December 31, 2010 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.  Based on information available as of the filing date of this report 17 of the 38 institutions have invoked their original contractual right to defer interest payments.  A total of $116.5 million of the underlying collateral pool was in deferral or default status, or 38.8% of the total original collateral balance of $300 million.

(e)
In December 2008, this security began deferring interest payments until future periods and the Corporation placed this security on nonaccrual status and recognized an other-than-temporary impairment charge in the amount of $1.9 million.  Pursuant to the provisions of ASC 320 adopted effective January 1, 2009 and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified this noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.2 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by the amount of the cumulative effect adjustment before taxes.  The instrument was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  During the quarter ended September 30, 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation had concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized an other-than-temporary impairment charge of $2.3 million pursuant to the provisions of ASC 320.  The credit loss portion of the impairment charge, representing the amount by which the present value of cash flows expected to be collected is less than the amortized cost basis of the debt security, was $467 thousand.  The analysis of the expected cash flows for this security as of December 31, 2009 resulted in an additional credit-related impairment loss of $679 thousand being recognized in earnings in the fourth quarter of 2009.  In the first quarter of 2010, an additional credit-related impairment loss of $63 thousand was recognized in earnings based on the analysis of expected cash flows for this security as of March 31, 2010.  This security was downgraded to a rating of “C” by Moody’s on June 24, 2010.  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.  The analysis of the expected cash flows for this security at December 31, 2010 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.  Based on information available as of the filing date of this report, 24 of the 73 pooled institutions have invoked their original contractual right to defer interest payments.  A total of $314.6 million of the underlying collateral pool was in deferral or default status, or 35.9% of the total original collateral pool of $877.4 million.

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

(Dollars in thousands)

Years ended December 31,	2010	2009	2008
Pooled trust preferred securities
Tropic CDO 1, tranche A4L	$354	$1,350	$–
Preferred Term Securities [PreTSL] XXV, tranche C1	63	1,146	1,859
Common and perpetual preferred stocks
Fannie Mae and Freddie Mac perpetual preferred stocks	–	–	1,470
Other perpetual preferred stocks (financials)	–	495	2,173
Other common stocks (financials)	–	146	435
Other-than-temporary impairment losses recognized in earnings	$417	$3,137	$5,937

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

Federal Home Loan Bank Stock
As of December 31, 2010 and 2009, the Corporation’s investment in FHLBB stock totaled $42.0 million.  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  The Corporation is required to maintain a level of investment in FHLBB stock based on the level of its FHLBB advances, which is viewed as a necessary long-term investment for the purpose of balance sheet liquidity and not for investment return.  At December 31, 2010, the Corporation’s investment in FHLBB stock exceeded its required investment by $15.3 million.  No market exists for shares of the FHLBB.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Agency, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock is subject to the conditions imposed by the FHLBB.  In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends.  On February 22, 2011, the FHLBB declared a modest cash dividend payable to its members on March 2, 2011.  The FHLBB also announced that it expects to continue to declare modest cash dividends through 2011.

On February 22, 2011, the FHLBB also announced its unaudited financial results for the quarter ended December 31, 2010.  The FHLBB reported net income of $23.6 million and $106.6 million for the quarter and year ended December 31, 2010 compared to net income of $6.3 million and a net loss of $186.8 million for the same periods a year earlier.  Additionally, it reported total capital of $3.3 billion at December 31, 2010, compared to $2.8 billion at December 31, 2009.  The increase in earnings and capital largely reflected lower levels of credit losses on securities deemed to be other-than-temporarily impaired.  The FHLBB continues to exceed the regulatory capital requirements promulgated by the Federal Home Loan Banks Act and the Federal Housing Finance Agency.  The FHLBB’s primary source of funding is debt issued by the FHLB system.  The FHLB system continues to demonstrate the ability to continue to issue additional debt.  As of the filing date of this report, debt obligations issued by the FHLB System continue to be rated Aaa by Moody’s and AAA by Standard & Poor’s.  If needed, the FHLB system also has the ability to secure funding available to government-sponsored entities through the U.S. Treasury.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of December 31, 2010.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired.  If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.

Investment in Bank-Owned Life Insurance (“BOLI”)
BOLI amounted to $51.8 million and $45.0 million at December 31, 2010 and 2009, respectively.  During the second quarter of 2010, the Corporation purchased an additional $5 million in BOLI.  BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A2” or better by Moody’s at December 31, 2010.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Loans
Total loans amounted to $2.0 billion at December 31, 2010.  In 2010, loans grew by $76 million, or 4%, with a $43 million increase in the commercial loan portfolio, a $39 million increase in the residential real estate portfolio and a $6.0 million decline in consumer loans.

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Mortgages (1)	$518,623	26%	$496,996	26%	$407,904	22%	$278,821	18%	$282,019	19%
Construction & development	47,335	2%	72,293	4%	49,599	3%	60,361	4%	32,233	2%
Other (2)	461,107	23%	415,261	21%	422,810	23%	341,084	21%	273,145	19%
Total commercial	1,027,065	51%	984,550	51%	880,313	48%	680,266	43%	587,397	40%
Residential real estate:
Mortgages	634,739	31%	593,981	31%	626,663	34%	588,628	37%	577,522	40%
Homeowner construction	10,281	1%	11,594	1%	15,389	1%	11,043	1%	11,149	–%
Total residential real estate	645,020	32%	605,575	32%	642,052	35%	599,671	38%	588,671	40%
Consumer:
Home equity lines	218,288	11%	209,801	11%	170,662	9%	144,429	9%	145,676	10%
Home equity loans	50,624	3%	62,430	3%	89,297	5%	99,827	6%	93,947	6%
Other (3)	54,641	3%	57,312	3%	56,830	3%	49,459	4%	44,295	4%
Total consumer loans	323,553	17%	329,543	17%	316,789	17%	293,715	19%	283,918	20%
Total loans	$1,995,638	100%	$1,919,668	100%	$1,839,154	100%	$1,573,652	100%	$1,459,986	100%

(1)	Amortizing mortgages and lines of credit, primarily secured by income producing property.
(2)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.
(3)	Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2010 follows:

(Dollars in thousands)
	1 Year	1 to 5	After 5
Matures in:	or Less	Years	Years	Totals
Construction and development (1)	$19,930	$5,833	$31,853	$57,616
Commercial - other	170,948	202,576	87,583	461,107
	$190,878	$208,409	$119,436	$518,723

(1)
Includes homeowner construction and commercial construction and development.  Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Sensitivity to changes in interest rates for Real Estate Construction and Other Commercial loans due after one year is as follows:

(Dollars in thousands)		Floating or
	Predetermined	Adjustable
	Rates	Rates	Totals
Principal due after one year	$241,380	$86,465	$327,845

Commercial Loans
Commercial loans fall into two major categories, commercial real estate and other commercial loans (commercial and industrial).  Commercial real estate loans consist of commercial mortgages and construction and development loans made for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  Commercial and industrial loans primarily provide working capital, equipment financing, financing for leasehold improvements and financing for expansion.  Commercial and industrial loans are frequently collateralized by equipment, inventory, accounts receivable, and/or general business assets.  A significant portion of the Bank’s commercial and industrial loans are also collateralized by real estate, but are not classified as commercial real restate loans because such loans are not made for the purpose of acquiring, developing, constructing, improving or refinancing the real estate securing the loan, nor is the repayment source income generated directly from such real property.

In light of weak national and regional economic conditions including such matters as market interest rates, energy prices, trends in real estate values, and employment levels, management has continued to refine its underwriting standards.  Based on management’s assessment of these matters, underwriting standards and credit monitoring activities were enhanced from time to time in response to changes in these conditions.  Examples of such revisions and monitoring activities include clarification of debt service ratio calculations, modifications to loan to value standards for real estate collateral, formalized watch list criteria, and enhancements to monitoring of commercial construction loans.  Management expects to continue to evaluate underwriting standards in response to continuing changes in national and regional economic conditions.

Commercial Real Estate Loans
Commercial real estate loans at December 31, 2010 amounted to $566 million, including $47 million in commercial construction loans, down by $3 million, or 1%, from December 31, 2009.  These loans are secured by a variety of property types, with approximately 81% of the total at December 31, 2010 composed of retail facilities, office buildings, lodging, commercial mixed use, multi-family dwellings, healthcare facilities and industrial & warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$512,173	91%	$512,748	90%
New York, New Jersey, Pennsylvania	40,232	7%	40,485	7%
New Hampshire, Maine	11,846	2%	14,342	3%
Other	1,707	–%	1,714	–%
Total	$565,958	100%	$569,289	100%
Other Commercial Loans
Other commercial loans amounted to $461 million at December 31, 2010, up by $46 million, or 11%, from the balance at the end of 2009, primarily due to originations in our general market area of southern New England.  This portfolio includes loans to a variety of business types.  Approximately 75% of the total is composed of retail trade, owner occupied & other real estate, health care/social assistance, manufacturing, construction businesses, accommodation & food services, other services and wholesale trade businesses.

Residential Real Estate Mortgages
Residential real estate mortgages amounted to $645 million at December 31, 2010, up by $39 million, or 7%, from the balance at December 31, 2009.  Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  The majority of loans originated for sale are sold with servicing released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  As a result of the low interest rate environment, Washington Trust experienced strong levels of residential mortgage refinancing and mortgage sales activity in both 2009 and 2010.  Total residential real estate mortgage loan originations, including brokered loans as agent, amounted to $418 million in 2010 and $414 million in 2009.  Of these amounts, $237 million and $284 million, respectively, were originated for sale in the secondary market, including brokered loans as agent.  Mortgage refinancing and sales activity has recently slowed as a result of a rise in market interest rates in the latter part of the fourth quarter of 2010.

When selling a residential real estate mortgage loan or acting as originating agent on behalf of a third party, Washington Trust generally makes various representations and warranties relating to, among other things, the following: ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the effectiveness of title insurance, compliance with applicable loan criteria established by the buyer, compliance with applicable local, state and federal laws, and the absence of fraud on the part of parties involved in the origination.  The specific representations and warranties depend on the nature of the transaction and the requirements of the buyer.  Contractual liability may arise when the representations and warranties are breached.  In the event of a breach of these representations and warranties, Washington Trust may be required to either repurchase the residential real estate mortgage loan (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify (“make-whole”) the investor for their losses.

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  The unpaid principal balance of loans repurchased due to representation and warranty claims as of December 31, 2010 was $249 thousand.  As of December 31, 2010, Washington Trust has recorded a $125 thousand reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  This reserve is included in other liabilities in the Consolidated Balance Sheets and any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

From time to time Washington Trust purchases one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $92 million and $130 million, respectively, as of December 31, 2010 and 2009.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$612,419	95%	$555,455	92%
New York, Virginia, New Jersey, Maryland,
Pennsylvania, District of Columbia	13,921	2%	18,908	3%
Ohio	8,086	1%	13,700	2%
California, Washington, Oregon	4,562	1%	8,140	1%
Colorado, Texas, New Mexico, Utah	2,613	1%	5,038	1%
Georgia	1,680	–%	2,519	1%
New Hampshire	1,263	–%	1,333	–%
Wyoming	476	–%	482	–%
Total	$645,020	100%	$605,575	100%

Consumer Loans
Consumer loans amounted to $324 million at December 31, 2010, down $6 million, or 2%, in 2010.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at December 31, 2010.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

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

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)

December 31,	2010	2009	2008	2007	2006
Nonaccrual loans:
Commercial mortgages	$6,624	$11,588	$1,942	$1,094	$981
Commercial construction and development	–	–	–	–	–
Other commercial	5,259	9,075	3,845	1,781	831
Residential real estate mortgages	6,414	6,038	1,754	1,158	721
Consumer	213	769	236	271	190
Total nonaccrual loans	18,510	27,470	7,777	4,304	2,723
Nonaccrual investment securities	806	1,065	633	–	–
Property acquired through foreclosure
or repossession, net	3,644	1,974	392	–	–
Total nonperforming assets	$22,960	$30,509	$8,802	$4,304	$2,723

Nonperforming assets to total assets	0.79%	1.06%	0.30%	0.17%	0.11%
Nonaccrual loans to total loans	0.93%	1.43%	0.42%	0.27%	0.19%
Total past due loans to total loans	1.27%	1.64%	0.96%	0.45%	0.49%
Accruing loans 90 days or more past due	$–	$–	$–	$–	$–

Nonperforming assets totaled $23.0 million, or 0.79% of total assets, at December 31, 2010 compared to $30.5 million, or 1.06% of total assets, at December 31, 2009.

Total nonaccrual loans totaled $18.5 million at December 31, 2010, down by $9.0 million in 2010.  While loans have continued to migrate to nonaccrual status during 2010, the aggregate amount of loans paid down, charged-off, or returned to accruing status has been greater, thus resulting in the net reduction of nonaccrual loans in 2010.

Nonaccrual commercial mortgages decreased by $5.0 million from the balance at the end of 2009.  This decline included the resolution of a commercial real estate relationship with a carrying value of $2.2 million at December 31, 2009.  During the first quarter of 2010, this credit was settled with a payment of $2.0 million and a charge-off of the remaining balance.  The decline in nonaccrual commercial mortgages from the balance at December 31, 2009 also included $1.7 million in payments received on another commercial real estate relationship.

Nonaccrual other commercial loans were down by $3.8 million from the balance at the end of 2009.  Included in this decrease was a $2.5 million commercial relationship secured by an auto dealership that was returned to accruing status in the third quarter of 2010 based on the borrower’s performance and creditworthiness.

Nonaccrual investment securities at December 31, 2010 and 2009 and were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”  Property acquired through foreclosure or repossession amounted to $3.6 million at December 31, 2010, compared to $2.0 million at the end of 2009.  The balance at December 31, 2010 consisted of six commercial properties, five residential properties and one repossessed asset.

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

The Corporation has made no changes in its practices or policies during 2010 concerning the placement of loans or investment securities into nonaccrual status.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2010.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1.3 million, $2.0 million and $615 thousand in 2010, 2009 and 2008, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $831 thousand, $1.0 million and $497 thousand in 2010, 2009 and 2008, respectively.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	December 31, 2010			December 31, 2009
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial:
Mortgages	$5,322	$1,302	$6,624	$11,227	$361	$11,588
Construction and development	–	–	–	–	–	–
Other commercial	3,376	1,883	5,259	4,829	4,246	9,075

Residential real estate mortgages	4,041	2,373	6,414	4,028	2,010	6,038

Consumer	11	202	213	164	605	769
Total nonaccrual loans	$12,750	$5,760	$18,510	$20,248	$7,222	$27,470

As of December 31, 2010, the largest nonaccrual relationship in the commercial mortgage category totaled $4.7 million and is secured by several properties including office, light industrial and retail space.  Based on management’s assessment of the operating condition of the borrower, a $316 thousand loss allocation on this relationship was deemed necessary at December 31, 2010.  The Bank has additional accruing commercial real estate and residential mortgage loans totaling $4.8 million to this borrower.  These additional loans have performed in accordance with terms of the loans, were not past due as of December 31, 2010 and management has concluded that these loans have properly been classified as accruing.  The second largest nonaccrual relationship in this category totaled $826 thousand as of December 31, 2010, secured by affordable housing condominium units and was current with its restructured terms as of December 31, 2010.  Based on management’s assessment of the operating condition of the borrower, no loss allocation on this relationship was deemed necessary at December 31, 2010.

The largest nonaccrual relationship in the other commercial loan category amounted to $705 thousand and was current with its terms as of December 31, 2010.  This relationship is collateral dependent and secured by a retail building.  Based on the fair value of the underlying collateral, no loss allocation on this relationship was deemed necessary as of December 31, 2010.  The Bank has additional accruing home equity line and residential real estate mortgage loans of $290 thousand to this borrower.  These additional loans have performed in accordance with terms of the loans, were not past due as of December 31, 2010 and management has concluded that these loans have properly been classified as accruing.  The second largest relationship in this category amounted to $694 thousand and was included in the over 90 days past due category as of December 31, 2010.  This relationship is collateral dependent and secured by two retail buildings.  Based on the fair value of the underlying collateral, no loss allocation on this relationship was deemed necessary as of December 31, 2010.

Nonaccrual residential mortgages increased slightly from the balance at the end of 2009.  There are a total of 23 loans included in $6.4 million of nonaccrual residential mortgages as of December 31, 2010.  The loss allocation on total nonaccrual residential mortgages was $1.1 million at December 31, 2010.  $4.7 million of the nonaccrual residential mortgages were located in Rhode Island, Massachusetts and Connecticut.  Included in total nonaccrual residential mortgages were 14 loans purchased for portfolio and serviced by others amounting to $4.6 million.

Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
December 31,	2010		2009
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$8,021	1.42%	$14,784	2.60%
Other commercial loans	6,191	1.34%	6,952	1.67%
Residential real estate mortgages	8,591	1.33%	7,820	1.29%
Consumer loans	2,464	0.76%	2,013	0.61%
Total past due loans	$25,267	1.27%	$31,569	1.64%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

At December 31, 2010, total delinquencies amounted to $25.3 million, or 1.27% of total loans, down $6.3 million from December 31, 2009.  Included in past due loans as of December 31, 2010 and 2009, were nonaccrual loans of $14.9 million and $22.8 million, respectively. All loans 90 days or more past due at December 31, 2010 and December 31, 2009 were classified as nonaccrual.

Commercial mortgage delinquencies decreased by $6.8 million in 2010.  Included in this decrease was the resolution of a commercial real estate relationship with a carrying value of $2.2 million at December 31, 2009.  For additional information refer to the caption “Nonperforming Assets.”  Also included in commercial mortgage delinquencies at December 31, 2009 was a commercial real estate relationship with a carrying value of $2.5 million.  During 2010, this borrower made payments totaling $1.7 million and was current with its restructured terms as of December 31, 2010.

Other commercial loan delinquencies declined by $761 thousand from the end of 2009.  Significant delinquency relationships in this category were described above under the caption “Nonaccrual Loans.”

Residential mortgage loan delinquencies consisted of 30 loans totaling $8.6 million, or 1.33% of residential mortgage loans, at December 31, 2010.  $5.9 million of residential mortgage loan delinquencies were in nonaccrual status at December 31, 2010.

Consumer loan delinquencies consisted of 67 loans totaling $2.5 million, or 0.76% of total consumer loans, at December 31, 2010 and primarily included home equity lines and loans which were less than 90 days past due.

We use various techniques to monitor credit deterioration in the portfolios of residential mortgage loans and home equity lines and loans.  Among these techniques, the Corporation periodically tracks loans with an updated FICO score and an estimated loan to value (“LTV”) ratio, with LTV determined via statistical modeling analyses.  The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts.  This information and trends associated with this information is considered by management in its assessment of the allocation of loss exposure in the residential mortgage loan portfolio.

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

Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan.  Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

At December 31, 2010, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)

December 31,	2010	2009	2008	2007	2006
Accruing troubled debt restructured loans:
Commercial mortgages	$11,736	$5,566	$–	$1,717	$–
Other commercial	4,594	540	–	–	–
Residential real estate mortgages	2,863	2,736	263	–	–
Consumer	509	858	607	–	–
Accruing troubled debt restructured loans	19,702	9,700	870	1,717	–
Nonaccrual troubled debt restructured loans:
Commercial mortgages	1,302	–	–	–	–
Other commercial	431	228	–	–	–
Residential real estate mortgages	948	336	–	–	–
Consumer	41	45	–	–	–
Nonaccrual troubled debt restructured loans	2,722	609	–	–	–
Total troubled debt restructured loans	$22,424	$10,309	$870	$1,717	$–

As a result of weakened economic conditions, the Corporation continues to experience troubled debt restructuring events involving commercial and residential borrowers.  Loans classified as troubled debt restructurings amounted to $22.4 million at December 31, 2010, up by $12.1 million from the balance at December 31, 2009.

The increase in troubled debt restructured loans included an accruing commercial mortgage loan relationship with a carrying value of $5.7 million at December 31, 2010, secured by mixed use property.  This loan restructuring included a modification of certain payment terms and a reduction of the stated interest rate on approximately $1.7 million of the loan balance.  Also included in the increase in troubled debt restructured loans was a commercial loan relationship with a carrying value of $1.7 million at December 31, 2010, predominantly secured by retail properties, which was granted a concession in the form of interest only payments for a six month period.  The increase in troubled debt restructured loans in 2010 also included a commercial loan relationship with a carrying value of $962 thousand at December 31, 2010, secured by retail property and business assets, which was granted a concession in the form of interest only payments for a three month period.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2010 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately

$6.7 million in potential problem loans at December 31, 2010, as compared to $8.0 million at December 31, 2009.  Approximately 81% of the potential problem loans at December 31, 2010 consisted of six commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  The Corporation’s loan policy provides guidelines for the review and monitoring of such loans in order to facilitate collection.

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses under the caption “Critical Accounting Policies” and in Note 6 to the Consolidated Financial Statements.

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

At December 31, 2010, the allowance for loan losses was $28.6 million, or 1.43% of total loans, which compares to an allowance of $27.4 million, or 1.43% of total loans at December 31, 2009.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.  In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators.

The estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, (1) identification of loss allocations for individual loans deemed to be impaired in accordance with GAAP, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators, and (3) general loss allocations for other environmental factors, which is classified as “unallocated”.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We analyze historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios as of the balance sheet date.  Revisions to loss allocation factors are not retroactively applied.

The methodology to measure the amount of estimated loan loss exposure includes an analysis of individual loans deemed to be impaired.  Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell.  For collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.  The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	December 31,	December 31,
	2010	2009
Collateral dependent impaired loans (1)	$14,872	$15,640
Impaired loans measured on discounted cash flow method (2)	18,756	15,914
Total impaired loans	$33,628	$31,554

(1)	Net of partial charge-offs of $2.3 million at December 31, 2010 and $3.3 million at December 31, 2009.
(2)	Net of partial charge-offs of $1.5 million at December 31, 2010 and $503 thousand at December 31, 2009.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.  The loss allocation on impaired loans amounted to $2.1 million and $2.5 million, respectively, at December 31, 2010 and December 31, 2009.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

Other individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system and the application of loss allocation factors.  The loan rating system is described under the caption “Credit Quality Indicators” in Note 5 to the Consolidated Financial Statements.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  During 2010, we have continued to periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We have continued to adjust loss allocations for various factors including trends in real estate values, continued weakness in general economic conditions and our assessments of credit risk associated with industry concentrations and an ongoing trend toward larger credit relationships.  The loss allocation factor associated with industry concentrations and an ongoing trend toward larger credit relationships was classified in the unallocated portion of the allowance for loan losses maintained for general loss allocations for environmental factors in financial reporting periods prior to 2010.  We believe that the periodic reassessment and revision of the loss allocation factors during 2010 have not resulted in a material impact on the allocation of total loan loss exposure.

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

For the years ended December 31, 2010 and 2009, the loan loss provision totaled $6.0 million and $8.5 million, respectively.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.  Net charge-offs were $4.8 million, or 0.24% of average loans, in 2010 and $4.8 million or 0.25% of average loans, in 2009.  Commercial and commercial real estate loan net charge-offs amounted to 82% of total net charge-offs in 2010 and 88% in 2009.

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.  While management believes that the level of allowance for loan losses at December 31, 2010 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table reflects the activity in the allowance for loan losses for the dates presented:

(Dollars in thousands)

December 31,	2010	2009	2008	2007	2006
Balance at beginning of year	$27,400	$23,725	$20,277	$18,894	$17,918
Charge-offs:
Commercial:
Mortgages	1,284	1,615	185	26	–
Construction and development	–	–	–	–	–
Other	2,983	2,907	1,044	506	295
Residential:
Mortgages	646	417	104	–	–
Homeowner construction	–	–	–	–	–
Consumer	489	223	260	246	133
Total charge-offs	5,402	5,162	1,593	778	428
Recoveries:
Commercial:
Mortgages	132	37	68	–	–
Construction and development	–	–	–	–	–
Other	196	251	48	203	171
Residential:
Mortgages	233	28	–	–	–
Homeowner construction	–	–	–	–	–
Consumer	24	21	125	58	33
Total recoveries	585	337	241	261	204
Net charge-offs (recoveries)	4,817	4,825	1,352	517	224
Provision charged to earnings	6,000	8,500	4,800	1,900	1,200
Balance at end of year	$28,583	$27,400	$23,725	$20,277	$18,894

Net charge-offs (recoveries) to average loans	0.24%	0.25%	0.08%	0.03%	0.02%

The following table presents the allocation of the allowance for loan losses:

(Dollars in thousands)

December 31,	2010	2009	2008	2007	2006
Commercial:
Mortgages	$7,330	$7,360	$4,904	$5,218	$4,408
% of these loans to all loans	26%	26%	22%	18%	19%

Construction and development	723	874	784	1,445	589
% of these loans to all loans	2%	4%	3%	4%	2%

Other	6,495	6,423	6,889	4,229	4,200
% of these loans to all loans	23%	21%	23%	21%	19%

Residential:
Mortgages	4,081	3,638	2,111	1,681	1,619
% of these loans to all loans	31%	31%	34%	37%	40%

Homeowner construction	48	43	84	55	56
% of these loans to all loans	1%	1%	1%	1%	–%

Consumer	1,903	1,346	2,231	2,027	1,882
% of these loans to all loans	17%	17%	17%	19%	20%

Unallocated	8,003	7,716	6,722	5,622	6,140
Balance at end of year	$28,583	$27,400	$23,725	$20,277	$18,894
	100%	100%	100%	100%	100%

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

Total deposits amounted to $2.0 billion at December 31, 2010, up by $113 million, or 6%, from the balance at December 31, 2009.  Excluding out-of-market brokered certificates of deposit, in-market deposits were up by $155 million, or 8%, in 2010.
Demand deposits amounted to $228 million at December 31, 2010, up by $34 million, or 18%, from December 31, 2009.  NOW account balances increased by $40 million, or 20%, in 2010 and totaled $242 million at December 31, 2010.

Money market account balances totaled $396 million at December 31, 2010, compared to $403 million at December 31, 2009.  During 2010, savings deposits increased by $29 million, or 15%, and amounted to $221 million at December 31, 2010.

Time deposits (including brokered certificates of deposit) amounted to $949 million at December 31, 2010, up by $17 million from the balance at December 31, 2009.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Out-of-market brokered time deposits amounted to $52 million at December 31, 2010, compared to $94 million at December 31, 2009.  Excluding out-of-market brokered certificates of deposit, in-market time deposits grew by $58 million, or 7%, in 2010.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Included in in-market time deposits at December 31, 2010 are CDARS reciprocal time deposits of $266 million, which were up by $89 million from December 31, 2009.

Borrowings
Federal Home Loan Bank Advances
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances decreased by $109 million during the year and amounted to $499 million at December 31, 2010.  Included in the December 31, 2010 balance are $13 million of callable advances, with maturity dates ranging from January 2011 to December 2013 and call dates that reset quarterly.

In connection with the Corporation’s ongoing interest rate risk management efforts, in January, April and October 2010, the Corporation modified the terms to extend the maturity dates of certain FHLBB advances totaling $151 million with original maturity dates in 2010, 2011 and 2012.  As a result, the Corporation realized total interest expense savings of approximately $527 thousand in the year 2010.

In the third quarter of 2010, a balance sheet deleveraging transaction was consummated, which consisted of the sale of $63 million in mortgage-backed securities and the prepayment of $65 million in FHLBB advances.  As a result, $800 thousand of net realized gains on securities and a $752 thousand debt prepayment charge were recognized in the third quarter of 2010.  There were no debt prepayment penalty charges recognized in 2009.

See Note 11 to the Consolidated Financial Statements for additional information on borrowings.

Other Borrowings
Other borrowings largely consist of securities sold under repurchase agreements.  Other borrowings amounted to $23.4 million at December 31, 2010, compared to $21.5 million at December 31, 2009.

See Note 11 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 69% of total average assets in 2010.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

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

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during 2010.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For 2010, net cash used by financing activities amounted to $5.1 million.  Total deposits increased by $113 million, while FHLBB advances decreased by $109 million and cash dividends paid totaled $13.6 million in 2010.  See additional disclosure regarding FHLBB advances under the caption “Borrowings”.  Net cash provided by investing activities totaled $10.1 million for 2010.  Proceeds from the sale of securities as well as maturities and principal payments were offset, in part, by loan growth and the purchase of BOLI in the second quarter of 2010.  In addition, in 2010 Washington Trust made investments in two real estate limited partnerships to renovate and operate two low-income housing complexes.  As of December 31, 2010, Washington Trust has invested $2.1 million in the limited partnerships and has additional contingent funding commitments of $449 thousand.  Net cash provided by operating activities amounted to $30.4 million for 2010, most of which was generated by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $269 million at December 31, 2010, compared to $255 million at December 31, 2009.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  As of December 31, 2010, a cumulative total of 185,400 shares have been repurchased. All of these shares of stock were repurchased in 2007 at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 9.2% at December 31, 2010.  This compares to a ratio of 8.8% at December 31, 2009.  Book value per share at December 31, 2010 and 2009 amounted to $16.63 and $15.89, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of December 31, 2010, the Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 12 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at December 31, 2010.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$498,722	$54,039	$221,899	$158,872	$63,912
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	8,104	1,362	2,339	2,015	2,388
Software licensing arrangements	1,354	1,346	8	–	–
Treasury, tax and loan demand note	1,207	1,207	–	–	–
Other borrowings	22,152	2,395	19,579	93	85
Total contractual obligations	$564,530	$60,349	$243,825	$160,980	$99,376

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)
All FHLBB advances are shown in the period corresponding to their scheduled maturity.  Some FHLBB advances are callable at earlier dates.  See Note 11 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$176,436	$137,669	$21,879	$2,816	$14,072
Home equity lines	182,260	440	–	–	181,820
Other loans	23,971	21,562	50	2,359	–
Standby letters of credit	9,510	2,771	6,739	–	–
Forward loan commitments to:
Originate loans	10,893	10,893	–	–	–
Sell loans	24,901	24,901	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	59,749	–	9,766	40,273	9,710
Mirror swaps with counterparties	59,749	–	9,766	40,273	9,710
Interest rate risk management contract:
Interest rate swap	32,991	–	10,310	22,681	–
Equity commitment to affordable
housing limited partnerships (1)	449	449	–	–	–
Total commitments	$580,909	$198,685	$58,510	$108,402	$215,312

(1)	The funding of this commitment is generally contingent upon substantial completion of the project.

The Corporation expects to contribute $3.0 million to its qualified pension plan in 2011.  In addition, the Corporation expects to contribute $723 thousand in benefit payments to the non-qualified retirement plans in 2011.  Volatility in the value of plan assets may cause the Corporation to make higher levels of contributions in future years.  See Note 15 to the Consolidated Financial Statements for disclosure on pension liabilities.

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

Included in noninterest income in 2009 and 2008 were net gains of $117 thousand and net losses of $638 thousand, respectively, attributable to an interest rate swap contract executed in April 2008 with Lehman Brothers Special Financing, Inc. to hedge the interest rate risk associated with variable rate junior subordinated debentures.  Under the terms of this swap, Washington Trust agreed to pay a fixed rate and receive a variable rate based on LIBOR.  At inception, this hedging transaction was deemed to be highly effective and, therefore, valuation changes for this derivative were recognized in the accumulated other comprehensive income component of shareholders’ equity.  In September 2008, Lehman Brothers Holdings Inc., the parent guarantor of the swap counterparty, filed for bankruptcy protection, followed in October 2008 by the swap counterparty itself.  Due to the change in the creditworthiness of the derivative counterparty, the hedging relationship was deemed to be not highly effective, with the result that subsequent changes in the derivative valuation are recognized in earnings.  The bankruptcy filings by the Lehman entities constituted events of default under the interest rate swap contract, entitling Washington Trust to immediately suspend performance and to terminate the transaction.  On March 31, 2009, this interest rate swap contract was reassigned to a new creditworthy counterparty, unrelated to the prior counterparty.  On May 1, 2009, this interest rate swap contract qualified for cash flow hedge accounting to hedge the interest rate risk associated with the variable rate junior subordinated debentures.  Effective May 1, 2009, the effective portion of changes in fair value of the swap was recorded in other comprehensive income and subsequently reclassified into interest expense as a yield adjustment in the same period in which the related interest on the variable rate debentures affect earnings.  The ineffective portion of changes in fair value was recognized directly in earnings as interest expense.

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

The ALCO manages the Corporation’s interest rate risk using income simulation to measure interest rate risk inherent in the Corporation’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, the 13 to month 24 month horizon and a 60-month horizon.  The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost core savings to higher-cost time deposits in selected interest rate scenarios.  Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.  The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2010 and 2009, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on and off-balance sheet financial instruments as of December 31, 2010 and 2009.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

December 31,	2010		2009
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-2.18%	-6.34%	-2.09%	-7.08%
100 basis point rate increase	2.12%	2.50%	1.85%	2.89%
200 basis point rate increase	4.50%	5.10%	4.11%	6.45%
300 basis point rate increase	7.64%	6.18%	9.14%	11.12%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of December 31, 2010 and 2009 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. government-sponsored enterprise securities (noncallable)	$1,087	$(2,053)
U.S. government-sponsored enterprise securities (callable)	14	(122)
States and political subdivisions	3,228	(8,988)
Mortgage-backed securities issued by U.S. government agencies
and U.S. government-sponsored enterprises	6,305	(20,206)
Trust preferred debt and other corporate debt securities	319	931
Total change in market value as of December 31, 2010	$10,953	$(30,438)

Total change in market value as of December 31, 2009	$12,251	$(33,802)

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2010.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2010, the Corporation’s internal control over financial reporting is effective based on those criteria.

The Corporation’s independent registered public accounting firm has issued an attestation report on the effectiveness of the Corporation’s internal control over financial reporting.  This report appears on the following page of this Annual Report on Form 10-K.

/s/ Joseph J. MarcAurele	/s/ David V. Devault

Joseph J. MarcAurele Chairman, President and Chief Executive Officer	David V. Devault Senior Executive Vice President, Secretary and Chief Financial Officer

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc:

We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 7, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island
March 7, 2011

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, as of January 1, 2009, the Corporation changed its method of evaluating other-than-temporary impairments of debt securities to comply with new accounting requirements issued by the FASB.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2011 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island
March 7, 2011

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS	except par value)

December 31,	2010	2009
Assets:
Cash and due from banks	$85,971	$51,853
Other short-term investments	6,765	5,407
Mortgage loans held for sale	13,894	9,909
Securities available for sale, at fair value;
amortized cost $578,897 in 2010 and $677,676 in 2009	594,100	691,484
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	1,027,065	984,550
Residential real estate	645,020	605,575
Consumer	323,553	329,543
Total loans	1,995,638	1,919,668
Less allowance for loan losses	28,583	27,400
Net loans	1,967,055	1,892,268
Premises and equipment, net	26,069	27,524
Investment in bank-owned life insurance	51,844	44,957
Goodwill	58,114	58,114
Identifiable intangible assets, net	7,852	8,943
Other assets	55,853	52,006
Total assets	$2,909,525	$2,884,473
Liabilities:
Deposits:
Demand deposits	$228,437	$194,046
NOW accounts	241,974	202,367
Money market accounts	396,455	403,333
Savings accounts	220,888	191,580
Time deposits	948,576	931,684
Total deposits	2,036,330	1,923,010
Federal Home Loan Bank advances	498,722	607,328
Junior subordinated debentures	32,991	32,991
Other borrowings	23,359	21,501
Other liabilities	49,259	44,697
Total liabilities	2,640,661	2,629,527
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,171,618 shares in 2010 and 16,061,748 shares in 2009	1,011	1,004
Paid-in capital	84,889	82,592
Retained earnings	178,939	168,514
Accumulated other comprehensive income	4,025	3,337
Treasury stock, at cost; 19,185 shares in 2009	–	(501)
Total shareholders’ equity	268,864	254,946
Total liabilities and shareholders’ equity	$2,909,525	$2,884,473

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	Years ended December 31,	2010	2009	2008
	Interest income:
	Interest and fees on loans	$98,070	$96,796	$100,939
Interest on securities:	Taxable	21,824	29,423	34,382
	Nontaxable	3,077	3,116	3,125
	Dividends on corporate stock and Federal Home Loan Bank stock	198	245	1,882
	Other interest income	85	50	334
	Total interest income	123,254	129,630	140,662
	Interest expense:
	Deposits	20,312	32,638	41,195
	Federal Home Loan Bank advances	22,786	28,172	30,894
	Junior subordinated debentures	1,989	1,947	1,879
	Other interest expense	976	981	1,181
	Total interest expense	46,063	63,738	75,149
	Net interest income	77,191	65,892	65,513
	Provision for loan losses	6,000	8,500	4,800
	Net interest income after provision for loan losses	71,191	57,392	60,713
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	20,670	18,128	20,316
	Mutual fund fees	4,423	4,140	5,205
	Financial planning, commissions and other service fees	1,299	1,518	2,752
	Wealth management services	26,392	23,786	28,273
	Service charges on deposit accounts	3,587	3,667	3,636
	Merchant processing fees	9,156	7,844	6,900
	Card interchange fees	1,975	1,628	1,462
	Income from bank-owned life insurance	1,887	1,794	1,800
	Net gains on loan sales and commissions on loans originated for others	4,052	4,352	1,396
	Net realized gains on securities	729	314	2,224
	Net (losses) gains on interest rate swap contracts	(36)	697	(542)
	Equity in losses of unconsolidated subsidiaries	(337)	–	–
	Other income	1,485	1,708	1,625
	Noninterest income, excluding other-than-temporary impairment losses	48,890	45,790	46,774
	Total other-than-temporary impairment losses on securities	(245)	(6,650)	(5,937)
	Portion of loss recognized in other comprehensive income (before tax)	(172)	3,513	–
	Net impairment losses recognized in earnings	(417)	(3,137)	(5,937)
	Total noninterest income	48,473	42,653	40,837
	Noninterest expense:
	Salaries and employee benefits	47,429	41,917	41,037
	Net occupancy	4,851	4,790	4,536
	Equipment	4,099	3,917	3,838
	Merchant processing costs	7,822	6,652	5,769
	Outsourced services	3,304	3,169	3,176
	FDIC deposit insurance costs	3,163	4,397	1,044
	Legal, audit and professional fees	1,813	2,443	2,325
	Advertising and promotion	1,633	1,687	1,729
	Amortization of intangibles	1,091	1,209	1,281
	Foreclosed property costs	841	72	65
	Debt prepayment penalties	752	–	–
	Other expenses	8,513	7,350	7,259
	Total noninterest expense	85,311	77,603	72,059
	Income before income taxes	34,353	22,442	29,491
	Income tax expense	10,302	6,346	7,319
	Net income	$24,051	$16,096	$22,172
	Weighted average common shares outstanding - basic	16,113.9	15,994.9	13,981.9
	Weighted average common shares outstanding - diluted	16,122.5	16,040.9	14,146.3
Per share information:	Basic earnings per common share	$1.49	$1.01	$1.59
	Diluted earnings per common share	$1.49	$1.00	$1.57
	Cash dividends declared per share	$0.84	$0.84	$0.83
The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

					Accumulated
	Common				Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars and shares in thousands)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2008	13,354	$843	$34,874	$154,647	$(239)	$(3,612)	$186,513
Net income for 2008				22,172			22,172
Unrealized losses on securities, net
of $2,899 income tax benefit					(5,222)		(5,222)
Reclassification adjustments for net realized
losses on securities included in net income,
net of $1,335 income tax benefit					2,377		2,377
Defined benefit plan obligation adjustment,
net of $4,230 income tax benefit					(7,615)		(7,615)
Reclassification adjustments for net periodic
pension cost, net of $91 income tax expense					169		169
Unrealized gains on cash flow hedges, net
of $2 income tax expense					4		4
Reclassification adjustments for net realized
gains on cash flow hedges included in net
income, net of $14 income tax expense					26		26
Comprehensive income							10,261
Adjustment to initially apply SFAS No. 158,
net of $229 income tax benefit				(468)	42		(426)
Cash dividends declared				(11,672)			(11,672)
Share-based compensation			630				630
Deferred compensation plan	2		(7)			43	36
Exercise of stock options, issuance of other
compensation-related equity instruments
and related tax benefit	41		(687)			1,068	381
Shares issued	2,500	156	46,718				46,874
Shares issued – dividend reinvestment plan	38	2	567			295	864
Balance at December 31, 2008	15,935	$1,001	$82,095	$164,679	$(10,458)	$(2,206)	$235,111

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (Continued)

					Accumulated
	Common				Other
	Shares	Common	Paid-in	Retained	Comprehensive	Treasury
(Dollars and shares in thousands)	Outstanding	Stock	Capital	Earnings	Income (Loss)	Stock	Total
Balance at January 1, 2009	15,935	$1,001	$82,095	$164,679	$(10,458)	$(2,206)	$235,111
Cumulative effect adjustment of change in accounting
principle, net of $663 income tax benefit				1,196	(1,196)		–
Net income for 2009				16,096			16,096
Unrealized gains on securities, net
of $5,724 income tax expense					10,334		10,334
Noncredit-related losses on securities not expected
to be sold, net of $1,252 income tax benefit					(2,261)		(2,261)
Reclassification adjustments for net realized
losses on securities included in net income,
net of $2,258 income tax benefit					4,077		4,077
Defined benefit plan obligation adjustment,
net of $1,489 income tax expense					2,669		2,669
Reclassification adjustments for net periodic
pension cost, net of $116 income tax expense					209		209
Unrealized gains on cash flow hedges, net
of $7 income tax expense					13		13
Reclassification adjustments for net realized
losses on cash flow hedges included in net
income, net of $28 income tax benefit					(50)		(50)
Comprehensive income							31,087
Cash dividends declared				(13,457)			(13,457)
Share-based compensation			708				708
Deferred compensation plan	3		(40)			93	53
Exercise of stock options, issuance of other
compensation-related equity instruments
and related tax benefit	44	1	(504)			841	338
Shares issued – dividend reinvestment plan	61	2	333			771	1,106
Balance at December 31, 2009	16,043	$1,004	$82,592	$168,514	$3,337	$(501)	$254,946
Net income for 2010				24,051			24,051
Unrealized gains on securities, net
of $729 income tax expense					1,099		1,099
Reclassification adjustments for net realized
gains on securities included in net income,
net of $172 income tax expense					(311)		(311)
Credit-related OTTI realized losses transferred
to net income, net of $61 income tax benefit					111		111
Defined benefit plan obligation adjustment,
net of $134 income tax expense					244		244
Reclassification adjustments for net periodic
pension cost, net of $106 income tax expense					208		208
Unrealized losses on cash flow hedges, net
of $507 income tax benefit					(915)		(915)
Reclassification adjustments for net realized
gains on cash flow hedges included in net
income, net of $139 income tax expense					252		252
Comprehensive income							24,739
Cash dividends declared				(13,626)			(13,626)
Share-based compensation			909				909
Deferred compensation plan	3		(20)			64	44
Exercise of stock options, issuance of other
compensation-related equity instruments
and related tax benefit	69	5	841			4	850
Shares issued – dividend reinvestment plan	57	2	567			433	1,002
Balance at December 31, 2010	16,172	$1,011	$84,889	$178,939	$4,025	$–	$268,864

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,	2010	2009	2008
	Cash flows from operating activities:
	Net income	$24,051	$16,096	$22,172
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	6,000	8,500	4,800
	Depreciation of premises and equipment	3,083	3,113	3,043
	Net amortization of premium and discount	797	335	691
	Net amortization of intangibles	1,091	1,209	1,281
	Non–cash charitable contribution	–	–	397
	Share–based compensation	909	708	630
	Deferred income tax benefit	(688)	(1,500)	(5,308)
	Earnings from bank-owned life insurance	(1,887)	(1,794)	(1,800)
	Net gains on loan sales and commissions on loans originated for others	(4,052)	(4,352)	(1,396)
	Net realized gains on securities	(729)	(314)	(2,224)
	Net impairment losses recognized in earnings	417	3,137	5,937
	Net losses (gains) on interest rate swap contracts	36	(697)	542
	Equity in losses of unconsolidated subsidiaries	337	–	–
	Proceeds from sales of loans	201,450	250,467	56,905
	Loans originated for sale	(201,771)	(253,442)	(56,588)
	Decrease (increase) in other assets	1,207	(11,818)	(3,828)
	Increase (decrease) in other liabilities	131	(3,045)	3,797
	Other, net	57	22	88
	Net cash provided by operating activities	30,439	6,625	29,139
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(122,240)	–	(296,187)
	Other investment securities available for sale	(40,886)	(304)	(13,996)
Proceeds from sales of:	Mortgage-backed securities available for sale	64,275	–	14,000
	Other investment securities available for sale	34,822	1,604	67,321
Maturities and principal payments of:	Mortgage-backed securities available for sale	150,062	171,330	89,500
	Other investment securities available for sale	12,000	17,475	15,680
	Purchase of Federal Home Loan Bank stock	–	–	(10,283)
	Net increase in loans	(77,382)	(79,661)	(229,703)
	Proceeds from sale of loans from portfolio	–	–	18,047
	Purchases of loans, including purchased interest	(2,842)	(5,421)	(54,931)
	Proceeds from the sale of property acquired through foreclosure or repossession	821	607	–
	Proceeds from sale of premises and equipment, net of selling costs	–	–	1,433
	Purchases of premises and equipment	(1,683)	(5,557)	(4,251)
	Purchases of bank-owned life insurance	(5,000)	–	–
	Equity investment in real estate limited partnership	(1,798)	(295)	–
	Equity investment in capital trusts	–	–	(310)
	Payment of deferred acquisition obligation	–	(2,509)	(15,159)
	Net cash provided by (used in) investing activities	10,149	97,269	(418,839)

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31,	2010	2009	2008
Cash flows from financing activities:
Net increase in deposits	113,320	132,142	144,663
Net increase (decrease) in other borrowings	1,858	(2,733)	1,707
Proceeds from Federal Home Loan Bank advances	204,540	276,670	1,112,856
Repayment of Federal Home Loan Bank advances	(313,144)	(498,960)	(899,621)
Issuance of treasury stock, including net deferred compensation plan activity	44	53	36
Proceeds from the issuance of common stock under dividend reinvestment plan	1,002	1,106	864
Proceeds from the issuance of common stock	–	–	46,874
Net proceeds from the exercise of stock options and issuance of other
compensation-related equity instruments	785	364	182
Tax benefit (expense) from stock option exercises and issuance of other
compensation-related equity instruments	65	(26)	199
Proceeds from the issuance of junior subordinated debentures, net of debt issuance costs	–	–	10,016
Cash dividends paid	(13,582)	(13,440)	(10,998)
Net cash (used in) provided by financing activities	(5,112)	(104,824)	406,778
Net increase (decrease) in cash and cash equivalents	35,476	(930)	17,078
Cash and cash equivalents at beginning of year	57,260	58,190	41,112
Cash and cash equivalents at end of year	$92,736	$57,260	$58,190

Noncash Investing and Financing Activities:
Loans charged off	$5,402	$5,162	$1,593
Net transfers from loans to property acquired through foreclosure or repossession	3,255	2,210	392
Deferred acquisition obligation incurred	–	–	7,635
Reclassification of other-than-temporary impairment charge (see Note 4)	–	1,859	–

Supplemental Disclosures:
Interest payments	44,244	61,561	75,661
Income tax payments	10,663	9,776	13,587

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010 and 2009

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
December 31, 2010 and 2009

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

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  No market exists for shares of the FHLBB and therefore, they are carried at par value.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.  In 2008, the FHLBB announced to its members that it is focusing on preserving capital in response to ongoing market volatility including the extension of a moratorium on excess stock repurchases and in 2009 announced the suspension of its quarterly dividends.  On February 22, 2011, the FHLBB declared a modest cash dividend payable to its members on March 2, 2011.  The FHLBB also announced that it expects to continue to declare modest cash dividends through 2011.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of December 31, 2010.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.  The Corporation will continue to monitor its investment in FHLBB stock.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

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

Troubled Debt Restructured Loans - Restructured loans include those for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments have been granted due to a borrower’s financial condition.  Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan.  Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.  Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

Impaired Loans - Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or at the fair value of the collateral if the loan is collateral dependent.  Impairment is

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

measured based on the fair value of the collateral less costs to sell if it is determined that foreclosure is probable.  Interest income on nonaccrual impaired loans is recognized as described above under the caption “Nonaccrual Loans.”  Impaired accruing loans consist of those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt.

Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible.  Loan charge-offs are recognized when management believes the collectibility of the principal balance outstanding is unlikely.  Full or partial charge-offs on collateral dependent impaired loans are recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

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
December 31, 2010 and 2009

carrying value of the intangible assets is compared to the sum of undiscounted cash flows expected to be generated by the asset.  If the carrying amount of the asset exceeds its undiscounted cash flows, then an impairment loss is recognized for the amount by which the carrying amount exceeds its fair value.

The excess of the purchase price for acquisitions over the fair value of the net assets acquired, including other intangible assets, is reported as goodwill.  Goodwill is not amortized but is tested for impairment at the segment level at least annually or more frequently whenever events or circumstances occur that indicate that it is more likely than not that an impairment loss has occurred.  The impairment test includes a review of discounted cash flow analysis (“income approach”) and estimates of selected market information (“market approach”) for both the commercial banking and the wealth management segments of the Corporation.  The income approach measures the value of an interest in a business by discounting expected future cash flows to a present value.  The market approach takes into consideration values of comparable companies operating in similar lines of business that are potentially subject to similar economic and environmental factors and could be considered reasonable investment alternatives.  The results of the income approach and the market approach are weighted equally.  If the fair value is determined to be less than the carrying value, an additional analysis is performed to determine if carrying amount of the goodwill exceeds its estimated fair value.  The excess goodwill is recognized as an impairment loss.

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

Investment in Real Estate Limited Partnership
As of December 31, 2010, Washington Trust has a 99.9% ownership interest in two real estate limited partnerships that renovate, own and operate two low-income housing complexes.  Washington Trust neither actively participates nor has a controlling interest in these limited partnerships and accounts for its investments under the equity method of accounting.  The carrying value of the investments is recorded in other assets on the Consolidated Balance Sheet.  Losses generated by the partnership are recorded as a reduction to Washington Trust’s' investment and as a reduction of noninterest income in the Consolidated Statements of Income.  Tax credits generated by the partnership are recorded as a reduction in the income tax provision in the year they are allowed for tax reporting purposes.

The results of operations of the real estate limited partnerships are periodically reviewed to determine if the partnership generates sufficient operating cash flow to fund its current obligations.  In addition, the current value of

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

the underlying properties is compared to the outstanding debt obligations.  If it is determined that the investment is permanently impaired, the carrying value will be written down to the estimated realizable value.  The maximum exposure on these investments is the current carrying amount plus amounts obligated to be funded in the future.

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
December 31, 2010 and 2009

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

ASC 260, “Earnings Per Share,” incorporates former FASB Staff Position No. Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” which required unvested share-based payments that contain non-forfeitable rights and dividends or dividend equivalents to be treated as participating securities and be included in the calculation of Earnings Per Share (“EPS”) pursuant to the two-class method.  The January 1, 2009 adoption of these provisions of ASC 260 did not have a material impact on the Corporation’s financial position or results of operations.

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
December 31, 2010 and 2009

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

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820, Fair Value Measurements and Disclosures, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The required disclosures about fair value measurements have been included in Note 14.

On April 9, 2009 the FASB issued FASB Staff Position No. FAS 157-4 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Not Orderly” (“FSP No. FAS 157-4”).  FSP No. FAS 157-4 is now a sub-topic within ASC 820.  The Corporation elected to early adopt these provisions of ASC 820 effective January 1, 2009 and complied with this guidance in determining the fair value of its securities during 2009.

(2) Recently Issued Accounting Pronouncements
Accounting Standards Codification (“ASC”) 860, “Transfers and Servicing,” incorporates former SFAS No. 166, “Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140” which was issued in June 2009 and was effective for interim and annual periods beginning after January 1, 2010.  These provisions of ASC 860 require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to the transferred financial assets.  Among other things, the concept of a “qualifying special-purpose entity” is eliminated under these provisions of ASC 860, which also change the requirements for derecognizing financial assets and requires additional disclosures.  The adoption of these provisions of ASC 860 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

ASC 810, “Consolidations,” incorporates former SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” which was issued in June 2009 and was effective for interim and annual periods beginning after January 1, 2010.  These provisions of ASC 810 revise former FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities,” and change how a reporting entity determines when an entity that is insufficiently capitalized or is not controlled through voting (or similar rights) and therefore should be consolidated.  Consolidation of variable interest entities would be based on the target entity’s purpose and design as well as the reporting entity’s ability to direct the target’s activities, among other criteria.  The adoption of these provisions of ASC 810 did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2010-06 “Improving Disclosures about Fair Value Measurements” (“ASU 2010-06”) was issued in January 2010 to update ASC 820 “Fair Value Measurements and Disclosures”.  ASU 2010-06 requires new disclosures (1) for significant transfers in and out of Level 1 and Level 2 including a description of the reason for the transfers and (2) in the reconciliation of Level 3 presenting sales, issuances and settlements gross rather than one net number.  ASU 2010-06 also requires clarification of existing disclosures requiring (1) measurement disclosures for each “class” of assets and liabilities (a class being a subset of assets and liabilities within one line item in the statement of financial position) using judgment in determining the appropriate classes and (2) disclosures about inputs and valuation techniques used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 and Level 3.  The new disclosures and clarifications of existing disclosures were effective for interim and reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity Level 3 which were effective for interim and annual periods beginning after December 15, 2010.  See Note 14 for the Corporation’s Fair Value Measurements disclosure.  The adoption of ASU-2010-06 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2010-11, “Scope Exception Related to Embedded Credit Derivatives” (“ASU 2010-11”) was issued in March 2010 and was effective for interim and annual periods beginning after June 30, 2010.  ASU 2010-11 updates ASC 815 “Derivatives and Hedging” to clarify scope exceptions for embedded credit derivatives features related to the transfer of credit risk in the form of subordination of one financial instrument to another.  The adoption of ASU-2010-11 did not have an impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) was issued in July 2010.  ASU 2010-20 significantly enhances disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses.  The FASB issued the ASU to give financial statement users greater transparency about entities’ credit-risk exposures and the allowance for credit losses.  The disclosures provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

losses.  Accounting Standards Update No. 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20” (“ASU 2011-01”) was issued in January 2011 and delays the effective date of the ASU 2010-20 disclosures pertaining to troubled debt restructurings.  The disclosures required by ASU 2011-01 are expected to be effective for interim and annual periods after June 15, 2011.  ASU 2010-20 provisions encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  The disclosures as of the end of a reporting period were effective for interim and annual reporting periods ending on or after December 15, 2010.  The Corporation complied with this guidance and has provided these required disclosures in Notes 5 and 6. The disclosures about activity that occurs during a reporting period will be effective for interim and annual reporting periods beginning on or after December 15, 2010.  The adoption of the remaining provisions of ASU 2010-20 and ASU 2011-11 are not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

(3) Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Board of Governors of the Federal Reserve System (“FRB”).  Such reserve balances amounted to $4.0 million at December 31, 2010 and 2009 and are included in cash and due from banks in the Consolidated Statements of Condition.

As of December 31, 2010 and 2009, cash and due from banks includes interest-bearing deposits in other banks of $50.5 million and $13.7 million, respectively.

(4) Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security at December 31, 2010 and 2009 were as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$36,900	$4,094	$–	$40,994
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	411,087	19,068	(384)	429,771
States and political subdivisions	79,455	1,975	(375)	81,055
Trust preferred securities:
Individual name issuers	30,601	–	(7,326)	23,275
Collateralized debt obligations	4,466	–	(3,660)	806
Corporate bonds	13,874	1,338	–	15,212
Common stocks	660	149	–	809
Perpetual preferred stocks (2)	1,854	324	–	2,178
Total securities available for sale	$578,897	$26,948	$(11,745)	$594,100

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2009	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$41,565	$3,675	$–	$45,240
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	503,115	20,808	(477)	523,446
States and political subdivisions	80,183	2,093	(214)	82,062
Trust preferred securities:
Individual name issuers	30,563	–	(9,977)	20,586
Collateralized debt obligations	4,966	–	(3,901)	1,065
Corporate bonds	13,272	1,434	–	14,706
Common stocks	658	111	–	769
Perpetual preferred stocks (2)	3,354	396	(140)	3,610
Total securities available for sale	$677,676	$28,517	$(14,709)	$691,484

(1)	Net of other-than-temporary impairment losses.
(2)	Callable at the discretion of the issuer.

Securities available for sale with a fair value of $503 million and $558 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain public deposits at December 31, 2010 and 2009, respectively.  (See Note 11 for additional discussion of FHLBB borrowings).  In addition, securities available for sale with a fair value of $22.0 million and $22.2 million were pledged for potential use at the Federal Reserve Bank discount window at December 31, 2010 and 2009, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $5.5 million and $7.2 million were designated in rabbi trusts for nonqualified retirement plans at December 31, 2010 and 2009, respectively.  Securities available for sale with a fair value of $4.1 million and $2.6 million were pledged as collateral to secure certain interest rate swap agreements as of December 31, 2010 and 2009, respectively.

Washington Trust elected to early adopt the provisions of FSP Nos. FAS 115-2 and FAS 124-2, which is now a sub-topic within ASC 320, “Investments – Debt and Equity Securities.”  These provisions applied to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted.  As a result of adopting these provisions of ASC 320, “Investments – Debt and Equity Securities” Washington Trust reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the fourth quarter of 2008 on the Corporation’s other pooled trust preferred debt security.  This reclassification was reflected as a cumulative effect adjustment of $1.2 million after taxes ($1.9 million before taxes) that increased retained earnings and decreased accumulated other comprehensive loss.  The amortized cost basis of this debt security for which an other-than-temporary impairment loss was recognized in the fourth quarter of 2008 was adjusted by the amount of the cumulative effect adjustment before taxes.  Had the adoption of these provisions in 2009 not been required, the Corporation estimates that net income and diluted earnings per share could have been lower by $1.3 million and 8 cents per diluted share, respectively.  Had these provisions been required to have been adopted retrospectively, the Corporation estimates that net income and diluted earnings per share would have been higher in 2008 by $1.2 million and 8 cents per diluted share, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)

Years ended December 31,	2010	2009
Balance at beginning of period	$2,496	$–
Credit-related impairment loss on debt securities for which an other-than-temporary
impairment was not previously recognized	–	2,496
Additional increases to the amount of credit-related impairment loss on debt securities
for which an other-than-temporary impairment was previously recognized	417	–
Balance at end of period	$2,913	$2,496

For the years ended December 31, 2010 and 2009, credit-related impairment losses of $417 thousand and $3.1 million, respectively, were recognized in earnings on pooled trust preferred debt securities.  The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.  All cash flow estimates were based on the underlying security’s tranche structure and contractual rate and maturity terms.  The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche.  This ratio was then multiplied by the principal balance of Washington Trust’s holding to determine the credit-related impairment loss.  The estimates used in the determination of the present value of the expected cash flows are susceptible to changes in future periods, which could result in additional credit-related impairment losses.

The following table summarizes temporarily impaired investment securities at December 31, 2010, segregated by length of time the securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2010	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government agencies and U.S. government- sponsored enterprises	6	$76,382	$369	3	$5,208	$15	9	$81,590	$384
States and
political subdivisions	15	14,209	273	2	1,228	102	17	15,437	375
Trust preferred securities:
Individual name issuers	–	–	–	11	23,275	7,326	11	23,275	7,326
Collateralized debt obligations	–	–	–	2	806	3,660	2	806	3,660
Total temporarily
impaired securities	21	$90,591	$642	18	$30,517	$11,103	39	$121,108	$11,745

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The following table summarizes temporarily impaired investment securities at December 31, 2009, segregated by length of time the securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
At December 31, 2009	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities
issued by U.S. government agencies and U.S. government- sponsored enterprises	3	$2,218	$5	25	$38,023	$472	28	$40,241	$477
States and
political subdivisions	4	3,836	45	3	2,097	169	7	5,933	214
Trust preferred securities:
Individual name issuers	–	–	–	11	20,586	9,977	11	20,586	9,977
Collateralized debt obligations	–	–	–	2	1,065	3,901	2	1,065	3,901
Subtotal, debt securities	7	6,054	50	41	61,771	14,519	48	67,825	14,569
Perpetual preferred stocks	1	427	73	3	933	67	4	1,360	140
Total temporarily
impaired securities	8	$6,481	$123	44	$62,704	$14,586	52	$69,185	$14,709

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

Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises:
The unrealized losses on mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises amounted to $384 thousand at December 31, 2010 and were primarily attributable to relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises.  Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Debt securities issued by states and political subdivisions:
The unrealized losses on debt securities issued by states and political subdivisions amounted to $375 thousand at December 31, 2010.  The unrealized losses on state and municipal holdings included in this analysis are primarily attributable to an increase in risk premiums for credit-sensitive securities since the time of purchase.  Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Trust preferred debt securities of individual name issuers:
Included in debt securities in an unrealized loss position at December 31, 2010 were 11 trust preferred security holdings issued by seven individual companies in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $7.3 million at December 31, 2010.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of December 31, 2010, trust preferred debt securities with a carrying value of $8.3 million and unrealized losses of $3.5 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2010.

Trust preferred debt securities in the form of collateralized debt obligations:
At December 31, 2010, Washington Trust had two pooled trust preferred holdings in the form of collateralized debt obligations with unrealized losses of $3.7 million.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools. These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to remain at low levels.

During the first quarter of 2009, an adverse change occurred in the expected cash flows for one of the trust preferred collateralized debt obligation securities indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of this security.  In the first quarter of 2009, the Corporation recognized a $1.4 million credit-related impairment loss in earnings for this trust preferred collateralized debt security, with a commensurate adjustment to reduce the amortized cost of this security.  This security was downgraded to a below investment grade rating of “Caa3” by Moody’s Investors Service Inc. (“Moody’s”) on March 27, 2009 and was placed on nonaccrual status as of March 31, 2009.  On October 30, 2009, Moody’s downgraded this security to a rating of “Ca.”  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.  In April 2010, this investment security began deferring a portion of interest payments.  During the second quarter of 2010, an adverse change occurred in the expected cash flows for this security and additional credit-related impairment loss of $354 thousand was recognized in earnings in the second quarter of 2010.  The analysis of the expected cash flows for this security at December 31, 2010 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

During the fourth quarter of 2008, the Corporation’s other trust preferred collateralized debt obligation security began deferring interest payments until future periods and the Corporation recognized an other-than-temporary impairment charge in the fourth quarter of 2008 on this security in the amount of $1.9 million.  This investment security was also placed on nonaccrual status as of December 31, 2008.  In connection with the first quarter 2009, early adoption of the provisions of ASC 320, “Investments – Debt and Equity Securities” and based on Washington Trust’s assessment of the facts associated with this instrument, the Corporation concluded that there was no credit loss portion of the other-than-temporary impairment charge as of December 31, 2008.  Washington Trust reclassified the noncredit-related other-than-temporary impairment loss for this security previously recognized in earnings in the fourth quarter of 2008 as a cumulative effect adjustment as of January 1, 2009 in the amount of $1.2 million after taxes ($1.9 million before taxes) with an increase in retained earnings and a decrease in accumulated other comprehensive loss.  In addition, the amortized cost basis of this security was increased by $1.9 million, the amount of the cumulative effect adjustment before taxes.  This security was downgraded to a below investment grade rating of “Ca” by Moody’s on March 27, 2009.  During the third quarter of 2009, an adverse change occurred in the expected cash flows for this instrument indicating that, based on cash flow forecasts with regard to timing of deferrals and potential future recovery of deferred payments, default rates, and other matters, the Corporation would not receive all contractual amounts due under the instrument and would not recover the entire cost basis of the security.  The Corporation concluded that these conditions warranted a conclusion of other-than-temporary impairment for this holding as of September 30, 2009 and recognized a $467 thousand credit-related impairment loss in earnings, with a commensurate adjustment to reduce the amortized cost of this security in the third quarter of 2009.  The analysis of the expected cash flows for this security as of December 31, 2009 resulted in an additional credit-related impairment loss of $679 thousand being recognized in earnings in the fourth quarter of 2009.  An additional credit-related impairment loss of $63 thousand was recognized in earnings in the first quarter of 2010 based on the analysis of the expected cash flows for this security as of March 31, 2010.  This security was downgraded to a rating of “C” by Moody’s on June 24, 2010.  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.  The analysis of the expected cash flows for this security at December 31, 2010 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.

Based on information available through the filing date of this report, there have been no further adverse changes in the deferral or default status of the underlying issuer institutions within either of these trust preferred collateralized debt obligations.  Based on cash flow forecasts for these securities, management expects to recover the remaining amortized cost of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider the unrealized losses on these investments to be other-than-temporary.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

As of December 31, 2010, the amortized cost of debt securities by maturity is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.  Included in the securities portfolio at December 31, 2010 were debt securities with an amortized cost balance of $109 million and a fair value of $98 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from five to twenty-six years, with call features ranging from one month to seven years.

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored
enterprises:
Amortized cost	$7,500	$29,400	$–	$–	$36,900
Weighted average yield	1.00%	5.42%	–%	–%	4.52%
Mortgage-backed securities issued by U.S.
government agencies & U.S.
government-sponsored enterprises:
Amortized cost	117,280	208,754	70,707	14,346	411,087
Weighted average yield	4.57%	4.16%	2.28%	2.20%	3.89%
State and political subdivisions:
Amortized cost	5,401	42,514	31,540	–	79,455
Weighted average yield	3.95%	3.83%	3.95%	–%	3.89%
Trust preferred securities:
Amortized cost (1)	–	–	–	35,067	35,067
Weighted average yield	–%	–%	–%	1.51%	1.51%
Corporate bonds:
Amortized cost	4,991	8,883	–	–	13,874
Weighted average yield	6.49%	6.30%	–%	–%	6.37%
Total debt securities:
Amortized cost	$135,172	$289,551	$102,247	$49,413	$576,383
Weighted average yield	4.42%	4.31%	2.79%	1.71%	3.84%
Fair value	$137,973	$296,979	$106,096	$50,065	$591,113

(1)	Net of other-than-temporary impairment losses recognized in earnings.

The following is a summary of amounts relating to sales of securities:

(Dollars in thousands)

Years ended December 31,	2010	2009	2008
Proceeds from sales (1)	$99,097	$1,604	$81,321

Gross realized gains (1)	$852	$318	$2,382
Gross realized losses	(123)	(4)	(158)
Net realized gains on securities	$729	$314	$2,224

(1)
Includes a contribution of appreciated equity securities to the Corporation’s charitable foundation in 2008.  The cost of the contribution, included in noninterest expenses in 2008, amounted to $397 thousand.  This transaction resulted in realized securities gains of $315 thousand for the same period.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$518,623	26%	$496,996	26%
Construction and development (2)	47,335	2%	72,293	4%
Other (3)	461,107	23%	415,261	21%
Total commercial	1,027,065	51%	984,550	51%

Residential real estate:
Mortgages (4)	634,739	31%	593,981	31%
Homeowner construction	10,281	1%	11,594	1%
Total residential real estate	645,020	32%	605,575	32%

Consumer
Home equity lines (5)	218,288	11%	209,801	11%
Home equity loans (5)	50,624	3%	62,430	3%
Other (6)	54,641	3%	57,312	3%
Total consumer	323,553	17%	329,543	17%
Total loans (7)	$1,995,638	100%	$1,919,668	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of December 31, 2010 and 2009, $122 million and $135 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 11).

(2)	Loans for construction of residential and commercial properties and for land development.
(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.  As of December 31, 2010, $30 million and $61 million, respectively, of these loans were pledged as collateral for FHLBB borrowings and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2009 were $40 million and $83 million, respectively (see Note 11).

(4)	A substantial portion of these loans is used as qualified collateral for FHLBB borrowings (see Note 11).
(5)	A significant portion of these loans was pledged as collateral for FHLBB borrowings (see Note 11).
(6)	Fixed rate consumer installment loans.
(7)
Includes unamortized loan origination costs, net of fees, totaling $271 thousand and $103 thousand at December 31, 2010 and 2009, respectively.  Also includes $39 thousand of net premiums and $140 thousand of net discounts on purchased loans at December 31, 2010 and December 31, 2009, respectively.

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

Nonaccrual Loans
The balance of loans on nonaccrual status as of December 31, 2010 and 2009 was $18.5 million and $27.5 million, respectively.  Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $1.3 million, $2.0 million and $615 thousand in 2010, 2009 and 2008, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $831 thousand, $1.0 million and $497 thousand in 2010, 2009 and 2008, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)

December 31,	2010	2009
Commercial:
Mortgages	$6,624	$11,588
Construction and development	–	–
Other	5,259	9,075
Residential real estate:
Mortgages	6,414	6,038
Homeowner construction	–	–
Consumer:
Home equity lines	152	618
Home equity loans	53	62
Other	8	89
Total nonaccrual loans	$18,510	$27,470

Accruing loans 90 days or more past due	$–	$–

Past Due Loans
The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
December 31, 2010	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$2,185	$514	$5,322	$8,021	$510,602	$518,623
Construction and development	−	−	−	−	47,335	47,335
Other	1,862	953	3,376	6,191	454,916	461,107
Residential real estate:
Mortgages	3,073	1,477	4,041	8,591	626,148	634,739
Homeowner construction	−	−	−	−	10,281	10,281
Consumer:
Home equity lines	1,255	170	−	1,425	216,863	218,288
Home equity loans	529	180	11	720	49,904	50,624
Other	221	98	−	319	54,322	54,641
Total loans	$9,125	$3,392	$12,750	$25,267	$1,970,371	$1,995,638

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

(Dollars in thousands)	Days Past Due
December 31, 2009	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$1,909	$1,648	$11,227	$14,784	$482,212	$496,996
Construction and development	−	−	−	−	72,293	72,293
Other	1,831	292	4,829	6,952	408,309	415,261
Residential real estate:
Mortgages	2,409	1,383	4,028	7,820	586,161	593,981
Homeowner construction	−	−	−	−	11,594	11,594
Consumer:
Home equity lines	907	527	75	1,509	208,292	209,801
Home equity loans	314	17	−	331	62,099	62,430
Other	37	47	89	173	57,139	57,312
Total loans	$7,407	$3,914	$20,248	$31,569	$1,888,099	$1,919,688

Included in past due loans as of December 31, 2010 and 2009, were nonaccrual loans of $14.9 million and $22.8 million, respectively. All loans 90 days or more past due at December 31, 2010 and December 31, 2009 were classified as nonaccrual.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  The following is a summary of impaired loans:

(Dollars in thousands)	Recorded		Unpaid		Related
	Investment (1)		Principal		Allowance
December 31,	2010	2009	2010	2009	2010		2009
No related allowance recorded:
Commercial:
Mortgages	$3,113	$5,530	$3,128	$5,506	$	−	$	−
Construction and development	−	−	−	−		−		−
Other	3,237	5,513	3,834	6,803		−		−
Residential real estate:
Mortgages	928	973	937	976		−		−
Homeowner construction	−	−	−	−		−		−
Consumer:
Home equity lines	−	−	−	−		−		−
Home equity loans	163	106	159	106		−		−
Other	−	−	−	−		−		−
Subtotal	$7,441	$12,122	$8,058	$13,391	$	−	$	−

With Related Allowance Recorded:
Commercial:
Mortgages	$15,287	$11,721	$15,930	$13,266		$629		$718
Construction and development	−	−	−	−		−		−
Other	6,632	4,108	9,311	5,163		1,245		1,519
Residential real estate:
Mortgages	3,773	2,879	3,971	3,110		258		144
Homeowner construction	−	−	−	−		−		−
Consumer:
Home equity lines	105	208	172	227		1		9
Home equity loans	307	421	330	411		4		44
Other	145	213	143	210		−		25
Subtotal	$26,249	$19,550	$29,857	$22,387		$2,137		$2,459
Total impaired loans	$33,690	$31,672	$37,915	$35,778		$2,137		$2,459

Amounts by Loan Category:
Commercial	$28,269	$26,872	$32,203	$30,738		$1,874		$2,237
Residential real estate	4,701	3,852	4,908	4,086		258		144
Consumer	720	948	804	954		5		78
Total impaired loans	$33,690	$31,672	$37,915	$35,778		$2,137		$2,459

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs.  For impaired accruing loans (those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest.  As of December 31, 2010 and 2009, recorded investment in impaired loans included accrued interest of $62 thousand and $120 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The following table presents the average recorded investment and interest income recognized on impaired loans segregated by loan class for the period indicated:

(Dollars in thousands)	Average	Interest
	Recorded	Income
Year ended December 31, 2010	Investment	Recognized
Commercial mortgages	$15,756	$769
Commercial other	10,101	367
Residential real estate mortgages	4,884	198
Home equity loans	721	49
Home equity lines	210	8
Consumer other	211	13

The average recorded investment in impaired loans was $31.9 million, $19.4 million and $6.2 million at December 31, 2010, 2009 and 2008, respectively.  Interest income recognized on impaired loans was $1.4 million, $1.1 million and $507 thousand for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk rating to each of its commercial loans.  Loans are rated on a scale of 1 to 10.  This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10.  The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  As of December 31, 2010 and 2009, the weighted average risk rating of the Corporation’s commercial loan portfolio was 5.01 and 5.10, respectively.

For non-impaired loans, the Corporation assigns a loss allocation factor to each loan, based on its risk rating for purposes of establishing an appropriate allowance for loan losses.  See Note 6 for additional information.

A description of the commercial loan categories are as follows:

Pass – Loans with acceptable credit quality, defined as ranging from superior or very strong to a status of lesser stature.  Superior or very strong credit quality is characterized by a high degree of cash collateralization or strong balance sheet liquidity.  Lesser stature loans have an acceptable level of credit quality but exhibit some weakness in various credit metrics such as collateral adequacy, cash flow, or performance inconsistency or may be in an industry or of a loan type known to have a higher degree of risk.

Special Mention – Loans with potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s position as creditor at some future date.  Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.  Examples of these conditions, include but are not limited to outdated or poor quality financial data, strains on liquidity and leverage, losses or negative trends in operating results, marginal cash flow, weaknesses in occupancy rates or trends in the case of commercial real estate and frequent delinquencies.

Classified – Loans identified as “substandard”, “doubtful” or “loss” based on criteria consistent with guidelines provided by banking regulators. A "substandard" loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business.  The loans are closely watched

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

and are either already on nonaccrual status or may be placed in nonaccrual status when management determines there is uncertainty of collectibility.  A “doubtful” loan is placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty.  A loan in the “loss” category is considered generally uncollectible or the timing or amount of payments cannot be determined.  "Loss" is not intended to imply that the loan has no recovery value but rather it is not practical or desirable to continue to carry the asset.

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator.

(Dollars in thousands)
	Pass		Special Mention		Classified
December 31,	2010	2009	2010	2009	2010	2009
Mortgages	$485,668	$468,893	$16,367	$6,940	$16,588	$21,163
Construction and development	43,119	68,228	4,216	4,065	−	−
Other	425,522	386,291	28,131	19,373	7,454	9,597
Total commercial loans	$954,309	$923,412	$48,714	$30,378	$24,042	$30,760

The Corporation’s procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a change is warranted.  On a quarterly basis, the criticized loan portfolio, which consists of commercial and commercial real estate loans that are risk rated special mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit.  An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications.  This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

Residential and Consumer
The residential and consumer portfolios are monitored on an ongoing basis by the Corporation using delinquency information and loan type as credit quality indicators.  These credit quality indicators are assessed on an aggregate basis in these relatively homogeneous portfolios.  The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Under 90 Days		Over 90 Days
	Past Due		Past Due
December 31,	2010	2009	2010		2009
Residential Real Estate:
Accruing mortgages	$628,325	$587,943	$	−	$	−
Nonaccrual mortgages	2,373	2,010		4,041		4,028
Homeowner construction	10,281	11,594		−		−
Total residential loans	$640,979	$601,547		$4,041		$4,028

Consumer:
Home equity lines	$218,288	$209,726	$	−		$75
Home equity loans	50,613	62,430		11		−
Other	54,641	57,223		−		89
Total consumer loans	$323,542	$329,379		$11		$164

For non-impaired loans, the Corporation assigns loss allocation factors to each respective loan type and delinquency status.  See Note 6 for additional information.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Various other techniques are utilized to monitor indicators of credit deterioration in the portfolios of residential real estate mortgages and home equity lines and loans.  Among these techniques is the periodic tracking of loans with an updated FICO score and an estimated loan to value (“LTV”) ratio.  LTV is determined via statistical modeling analyses.  The indicated LTV levels are estimated based on such factors as the location, the original LTV, and the date of origination of the loan and do not reflect actual appraisal amounts.  The results of these analyses are taken into consideration in the determination of loss allocation factors for residential mortgage and home equity consumer credits.  See Note 6 for additional information.

Loan Servicing Activities
An analysis of loan servicing rights for the years ended December 31, 2010, 2009 and 2008 follows:

(Dollars in thousands)	Loan
	Servicing	Valuation
	Rights	Allowance	Total
Balance at December 31, 2007	$1,067	$(184)	$883
Loan servicing rights capitalized	167	–	167
Amortization (1)	(273)	–	(273)
Increase in impairment reserve (2)	–	(59)	(59)
Balance at December 31, 2008	961	(243)	718
Loan servicing rights capitalized	231	–	231
Amortization (1)	(223)	–	(223)
Decrease in impairment reserve (2)	–	76	76
Balance at December 31, 2009	969	(167)	802
Loan servicing rights capitalized	153	–	153
Amortization (1)	(209)	–	(209)
Decrease in impairment reserve (2)	–	11	11
Balance at December 31, 2010	$913	$(156)	$757

(1)	Amortization expense is charged against loan servicing fee income.
(2)	(Increases) and decreases in the impairment reserve are recorded as (reductions) and additions to loan servicing fee income.

Estimated aggregate amortization expense related to loan servicing assets is as follows:

(Dollars in thousands)

Years ending December 31:	2011	$181
	2012	146
	2013	115
	2014	90
	2015	71
	Thereafter	310
Total estimated amortization expense		$913

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  Balance of loans serviced for others, by type of loan:

(Dollars in thousands)

December 31,	2010	2009
Residential mortgages	$85,152	$87,015
Commercial loans	40,140	41,099
Total	$125,292	$128,114

(6) Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  The methodology includes three elements: (1) identification of loss allocations for individual loans deemed to be impaired, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators, and (3) general loss allocations for other environmental factors, which is classified as “unallocated”.

Periodic assessments and revisions to the loss allocation factors used in the assignment of loss exposure are made to appropriately reflect the analysis of migrational loss experience.  The Corporation analyzes historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios as of the balance sheet date.  The Corporation adjusts the loss allocations for various factors it believes are not adequately presented in historical loss experience including trends in real estate values, continued weakness in general economic conditions, changes in unemployment levels, our assessments of credit risk associated with industry concentrations and an ongoing trend toward larger credit relationships and changes in asset quality.  These factors are also evaluated taking into account the geographic location of the underlying loans.  Revisions to loss allocation factors are not retroactively applied.

Loss allocations for loans deemed to be impaired are measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or, if the loan is collateral dependent, at the fair value of the collateral less costs to sell.  For collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.

Loss allocation factors are used for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar credit quality indicators.  Individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system described in Note 5 under the caption “Credit Quality Indicators” and the application of loss allocation factors.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product.

An additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors, including, but not limited to, portfolio composition; regional concentration; trends in and severity of credit quality metrics; economic trends and business conditions; conditions that may affect the collateral position such as environmental matters, tax liens, and regulatory

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

changes affecting the foreclosure process; and conditions that may affect the ability of borrowers to meet debt service requirements, such as interest rates and energy costs.

Because the methodology is based upon historical experience and trends, current economic data as well as management's judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, and declines in local property values.  Adversely different conditions or assumptions could lead to increases in the allowance.  In addition, various regulatory agencies periodically review the allowance for loan losses.  Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.

Activity in the allowance for loan losses during 2010, 2009 and 2008 was as follows:

(Dollars in thousands)

Years ended December 31,	2010	2009	2008
Balance at beginning of year	$27,400	$23,725	$20,277
Provision charged to expense	6,000	8,500	4,800
Loans charged off	(5,402)	(5,162)	(1,593)
Recoveries of loans previously charged off	585	337	241
Balance at end of year	$28,583	$27,400	$23,725

Included in the allowance for loan losses at December 31, 2008 was an allowance for impaired loans amounting to $698 thousand.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The following table presents the allowance for loan losses at December 31, 2010 and 2009, by portfolio segment and disaggregated by impairment methodology.

(Dollars in thousands)	December 31, 2010		December 31, 2009
		Related		Related
	Loans	Allowance	Loans	Allowance
Loans Individually Evaluated For Impairment:
Commercial:
Mortgages	$18,360	$629	$17,154	$718
Construction & development	−	−	−	−
Other	9,854	1,245	9,615	1,519

Residential Real Estate	4,699	258	3,844	144

Consumer	715	5	941	78
Subtotal	$33,628	$2,137	$31,554	$2,459

Loans Collectively Evaluated For Impairment:
Commercial:
Mortgages	$500,263	$6,701	479,842	$6,642
Construction & development	47,335	723	72,293	874
Other	451,253	5,250	405,646	4,904

Residential Real Estate	640,321	3,871	601,731	3,537

Consumer	322,838	1,898	328,602	1,268
Subtotal	$1,962,010	$18,443	$1,888,114	$17,225

Unallocated	–	8,003	–	7,716
Total	$1,995,638	$28,583	$1,919,668	$27,400

(7) Premises and Equipment
The following is a summary of premises and equipment:

(Dollars in thousands)

December 31,	2010	2009
Land and improvements	$5,265	$5,265
Premises and improvements	32,634	33,467
Furniture, fixtures and equipment	21,559	20,936
	59,458	59,668
Less accumulated depreciation	33,389	32,144
Total premises and equipment, net	$26,069	$27,524

For the years ended December 31, 2010, 2009 and 2008, depreciation of premises and equipment amounted to $3.1 million, $3.1 million and $3.0 million, respectively.

At December 31, 2010, the Corporation was committed to rent premises used in banking operations under non-cancellable operating leases.  Rental expense under the operating leases amounted to $1.6 million, $1.4 million and $1.3 million for 2010, 2009 and 2008, respectively.  The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

(Dollars in thousands)

Years ending December 31:	2011	$1,362
	2012	1,192
	2013	1,147
	2014	1,146
	2015	869
	2016 and thereafter	2,388
Total minimum lease payments		$8,104

Lease expiration dates range from two months to eleven years, with renewal options on certain leases of two to twenty-five years.

(8) Goodwill and Other Intangibles
The carrying value of goodwill as of December 31, 2010 and 2009 was as follows:

Wealth
(Dollars in thousands)	Commercial	Management
	Banking	Service
	Segment	Segment	Total
	$22,591	$35,523	$58,114

The changes in the carrying value of other intangible assets for the years ended December 31, 2010 and 2009 were as follows:

(Dollars in thousands)	Core Deposit	Advisory	Non-compete
	Intangible	Contracts	Agreements	Total
Balance at December 31, 2008	$390	$9,631	$131	$10,152
Amortization	120	1,040	49	1,209
Balance at December 31, 2009	270	8,591	82	8,943
Amortization	120	922	49	1,091
Balance at December 31, 2010	$150	$7,669	$33	$7,852

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Estimated annual amortization expense is as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
Estimated amortization expense	Deposits	Contracts	Agreements	Total
2011	$120	$768	$33	$921
2012	30	727	–	757
2013	–	680	–	680
2014	–	644	–	644
2015	–	603	–	603

The components of intangible assets at December 31, 2010 and 2009 were as follows:

(Dollars in thousands)
	Core	Advisory	Non-compete
	Deposits	Contracts	Agreements	Total
December 31, 2010:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,847	5,988	1,114	9,949
Net amount	$150	$7,669	$33	$7,852

December 31, 2009:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,727	5,066	1,065	8,858
Net amount	$270	$8,591	$82	$8,943

(9) Net Deferred Tax Asset and Income Taxes
The components of income tax expense were as follows:

(Dollars in thousands)

Years ended December 31,	2010	2009	2008
Current tax expense (benefit):
Federal	$10,576	$7,595	$12,900
State	414	251	(273)
Total current tax expense	10,990	7,846	12,627
Deferred tax benefit:
Federal	(628)	(1,510)	(3,830)
State	(60)	10	(1,478)
Total deferred tax benefit	(688)	(1,500)	(5,308)
Total income tax expense	$10,302	$6,346	$7,319

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes.  The reasons for the differences were as follows:

(Dollars in thousands)

Years ended December 31,	2010	2009	2008
Tax expense at Federal statutory rate	$12,024	$7,855	$10,322
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1,145)	(1,110)	(1,094)
Dividends received deduction	(48)	(60)	(138)
BOLI	(660)	(628)	(630)
Federal tax credits	(231)	–	–
Adjustment to net deferred tax assets for enacted changes in state
tax law and rates, net of Federal income tax	–	–	(841)
Net decrease related to uncertain state tax positions, net of
Federal income tax	–	–	(556)
State income tax expense, net of Federal income tax benefit	229	163	380
Other	133	126	(124)
Total income tax expense	$10,302	$6,346	$7,319

On July 3, 2008, the Commonwealth of Massachusetts enacted a law that included reducing the tax rate on net income applicable to financial institutions and requiring combined income tax reporting.  The rate was reduced from the rate of 10.5% to 10.0% for 2010, 9.5% for 2011 and 9.0% for 2012 and thereafter.  Previously, certain Washington Trust subsidiaries were subject to Massachusetts income tax on a separate return basis.  Under this legislation, effective January 1, 2009, Washington Trust, as a consolidated tax group, is subject to income tax in the Commonwealth of Massachusetts.  Washington Trust analyzed the impact of this law and, as a result of revaluing its net deferred tax asset, recognized an income tax benefit of $841 thousand in 2008.

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2010 and 2009 are as follows:

(Dollars in thousands)

December 31,	2010	2009
Gross deferred tax assets:
Allowance for loan losses	$10,187	$9,744
Defined benefit pension obligations	7,422	7,451
Losses on write-downs of securities to fair value	1,668	1,530
Deferred compensation	1,950	1,618
Deferred loan origination fees	978	988
Other	2,232	1,577
Gross deferred tax assets	24,437	22,908
Gross deferred tax liabilities:
Net unrealized gains on securities available for sale	(5,417)	(4,922)
Amortization of intangibles	(2,762)	(3,114)
Deferred loan origination costs	(2,499)	(2,269)
Other	(1,336)	(634)
Gross deferred tax liabilities	(12,014)	(10,939)
Net deferred tax asset	$12,423	$11,969

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years.

The Corporation did not have unrecognized tax benefits as if December 31, 2010.  This compared to gross tax affected unrecognized tax benefits of $127 thousand as of December 31, 2009.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal income tax examinations by tax authorities for years before 2007.  The Corporation is no longer subject to state income tax examinations by tax authorities for years before 2004.  In 2008, a state income tax examination commenced for the tax years 2002 through 2006 and was settled in 2009.  As a result, previously unrecognized tax benefits of $261 thousand and $892 thousand were recognized in 2009 and 2008, respectively.  Also in 2009, $157 thousand of unrecognized tax benefits were reversed relating to tax positions taken during prior periods.  In 2010, a state income tax examination commenced for the tax years 2007 through 2008 and was settled.  As a result, previously unrecognized tax benefits of $127 thousand were recognized in 2010.

(10) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2010 were as follows:

(Dollars in thousands)

Years ending December 31:	2011	$635,497
	2012	94,376
	2013	84,156
	2014	59,970
	2015	74,497
	2016 and thereafter	80
Balance at December 31, 2010		$948,576

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $528 million and $415 million at December 31, 2010 and 2009, respectively.

The following table represents the amount of certificates of deposit of $100 thousand or more at December 31, 2010 maturing during the periods indicated:

(Dollars in thousands)

Maturing:	January 1, 2011 to March 31, 2011	$257,702
	April 1, 2011 to June 30, 2011	54,474
	July 1, 2011 to December 31, 2011	91,606
	January 1, 2012 and beyond	123,816
Balance at December 31, 2010		$527,598

(11) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $499 million at December 31, 2010 and $607 million at December 31, 2009.  In connection with the Corporation’s ongoing interest rate risk management efforts, in January 2010, the Corporation modified the terms to extend the maturity dates of $50 million of its FHLBB advances with original maturity dates in 2011 and 2012.  In April 2010, the Corporation modified the terms to extend the maturity dates of an additional $38.5 million of its FHLBB advances with original maturity dated in 2010 and 2011.  During the third quarter of 2010, the Corporation prepaid $65 million in advances payable to the FHLBB resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $752 thousand.  In October 2010, the Corporation

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

modified the terms to extend the maturity dates of $62.5 million of its FHLBB advances with original maturity dates in 2012.

The following table presents maturities and weighted average interest rates paid on FHLBB advances outstanding at December 31, 2010 and 2009:

(Dollars in thousands)
	December 31, 2010			December 31, 2009
	Scheduled	Redeemed at	Weighted	Scheduled	Redeemed at	Weighted
	Maturity	Call Date (1)	Average Rate (2)	Maturity	Call Date (1)	Average Rate (2)
2010	$–	$–	–%	$121,104	$134,104	4.11%
2011	54,039	59,039	3.06%	135,040	127,040	3.94%
2012	59,865	59,865	3.59%	102,365	102,365	4.58%
2013	162,034	157,034	3.90%	108,534	103,534	4.09%
2014	68,562	68,562	3.99%	53,562	53,562	3.85%
2015	90,310	90,310	3.85%	22,810	22,810	4.32%
2016 and after	63,912	63,912	5.07%	63,913	63,913	5.07%
	$498,722	$498,722		$607,328	$607,328

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

In January 2011, the Corporation modified the terms to extend the maturity dates of $15.2 million of its FHLBB advances with original maturity dates in 2011, 2012 and 2013.  The table below presents the original and revised terms associated with these FHLBB advances as of December 31, 2010.

(Dollars in thousands)
	Original Terms		Revised Terms
	Scheduled	Weighted	Scheduled	Weighted
	Maturity	Average Rate (1)	Maturity	Average Rate (1)
2011	$1,227	4.26%	$–	–%
2012	7,459	4.67%	–	–
2013	6,502	4.52%	6,928	2.95%
2014	–	–	8,260	4.02%
	$15,188		$15,188

(1)	Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at December 31, 2010.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2010.  Included in the collateral were securities available for sale with a fair value of $273.7 million and $370.2 million that were specifically pledged to secure FHLBB borrowings at December 31, 2010 and December 31, 2009, respectively.  See Note 5 for discussion on loans pledged as collateral for FHLBB borrowings.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The following table sets forth certain information concerning short-term FHLBB advances as of the dates for the years indicated:

(Dollars in thousands)

As of and for the years ended December 31,	2010	2009	2008
Average amount outstanding during the period	$10,316	$49,808	$92,915
Amount outstanding at end of period	20,000	5,000	170,000
Highest month end balance during period	57,500	150,000	170,000
Weighted-average interest rate at end of period	0.35%	0.15%	0.73%
Weighted-average interest rate during the period	0.29%	0.57%	2.45%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $33 million at December 31, 2010 and 2009.

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
December 31, 2010 and 2009

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

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)

December 31,	2010	2009
Treasury, Tax and Loan demand note balance	$1,207	$1,676
Securities sold under repurchase agreements	19,500	19,500
Other	2,652	325
Other borrowings	$23,359	$21,501

Securities sold under repurchase agreements amounted to $19.5 million at December 31, 2010 and 2009.  The securities sold under agreements to repurchase were executed in March 2007 and mature in March 2012.  The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures.  Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability.

Included in other borrowings at December 31, 2010 was $2.4 million of amounts received on loan sale transactions for which all the conditions to qualify for sale accounting have not yet been met.  The Corporation expects that the transfers will meet the criteria for sale accounting in the first quarter of 2011.  There were no such amounts outstanding at December 31, 2009.

(12) Shareholders' Equity
2006 Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved the 2006 Stock Repurchase Plan authorizing the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  The Bancorp plans to hold the repurchased shares as treasury stock to be used for general corporate purposes.  As of December 31, 2010, a cumulative total of 185,400 shares have been repurchased. All of these shares of stock were repurchased in 2007 at a total cost of $4.8 million.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

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

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  In addition, the Rhode Island Division of Banking may also restrict the declaration of dividends if a bank would not be able to pay its debts as they become due in the usual course of business or the bank’s total assets would be less than the sum of its total liabilities.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $117 million as of December 31, 2010.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of the Corporation’s common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2010, a total of 1,826,980 common stock shares were reserved for issuance under the 1997 Plan, 2003 Plan, the Amended and Restated Dividend Reinvestment, the 2006 Stock Repurchase Plan and the Nonqualified Deferred Compensation Plan.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations).  Management believes that, as of December 31, 2010, the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2010, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.  There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2010 and 2009, as well as the corresponding minimum regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$259,122	12.79%	$162,083	8.00%	$202,603	10.00%
Bank	$255,078	12.61%	$161,878	8.00%	$202,347	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$233,540	11.53%	$81,041	4.00%	$121,562	6.00%
Bank	$229,528	11.34%	$80,939	4.00%	$121,408	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$233,540	8.25%	$113,188	4.00%	$141,485	5.00%
Bank	$229,528	8.12%	$113,001	4.00%	$141,252	5.00%

As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
Corporation	$244,382	12.40%	$157,615	8.00%	$197,019	10.00%
Bank	$242,536	12.32%	$157,470	8.00%	$196,838	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$219,552	11.14%	$78,808	4.00%	$118,212	6.00%
Bank	$217,729	11.06%	$78,735	4.00%	$118,103	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$219,552	7.82%	$112,269	4.00%	$140,336	5.00%
Bank	$217,729	7.76%	$112,165	4.00%	$140,206	5.00%

(1)	Leverage ratio

As of December 31, 2010, Bancorp has sponsored the creation of three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  In accordance with the provisions of ASC 810, “Consolidations,” (formerly FASB Interpretation 46-R, “Consolidation of Variable Interest Entities – Revised,”) these statutory trusts created by Bancorp are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of statutory trusts as debt in its financial statements.  The trust preferred securities qualify as Tier 1 capital.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The Corporation’s capital ratios at December 31, 2010 place the Corporation in the “well-capitalized” category according to regulatory standards.

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

(Dollars in thousands)

December 31,	2010	2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$176,436	$186,943
Home equity lines	182,260	185,892
Other loans	23,971	25,691
Standby letters of credit	9,510	8,712
Equity commitment to affordable housing partnerships	449	690
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	10,893	15,898
Commitments to sell fixed rate mortgage loans	24,901	25,791
Customer related derivative contracts:
Interest rate swaps with customers	59,749	53,725
Mirror swaps with counterparties	59,749	53,725
Interest rate risk management contract:
Interest rate swap	32,991	10,000

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At December 31, 2010 and 2009, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.5 million and $8.7 million, respectively.  At December 31, 2010 and

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

2009, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit totaled $91 thousand in 2010, compared to $95 thousand in 2009 and $97 thousand in 2008.

At December 31, 2010, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Equity Commitment
Equity commitments to affordable housing partnerships represent funding commitments by Washington Trust to two limited partnerships.  These partnerships were created for the purpose of renovating and operating two low-income housing projects.  The funding of these commitments is generally contingent upon substantial completion of the project.

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

At December 31, 2010 and 2009, the Bancorp had interest rate swap contracts designated as a cash flow hedges to hedge the interest rate risk associated with $33 million and $10 million, respectively, of variable rate junior subordinated debentures.

The Bancorp entered into an interest rate swap contract with the objective of converting the floating rate on its junior subordinated debentures issued in April 2008 to a fixed rate of interest.  The interest rate swap contract had a notional amount of $10 million and was to mature in 2013.  In April 2008, at the inception of the interest rate swap contract the hedging relationship qualified for cash flow hedge accounting.  In October 2008, the creditworthiness of the counterparty changed and the hedging relationship was deemed to be not highly effective and cash flow hedge accounting was discontinued.  In 2009 the swap was reassigned to a new creditworthy counterparty and again qualified for cash flow hedge accounting.  This interest rate swap contract was terminated in March 2010.  At the time of termination, the unrealized losses were immaterial.

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
December 31, 2010 and 2009

The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.

The Bancorp pledged collateral to derivative counterparties in the form of cash totaling $1.9 million and $610 thousand as of December 31, 2010 and 2009, respectively.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At December 31, 2010 and 2009, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $59.7 million and $53.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and, therefore, changes in fair value are recognized in earnings.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated.

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Dec. 31, 2010	Dec. 31, 2009	Balance Sheet Location	Dec. 31, 2010	Dec. 31, 2009
Derivatives designated as cash flow hedging instruments:
Interest rate risk management contract:
Interest rate swap contracts		$–	$–	Other liabilities	$1,098	$434
Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	31	22	Other liabilities	135	180
Commitments to sell fixed rate mortgage loans	Other assets	571	342	Other liabilities	32	31
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	3,690	1,704		–	–
Mirror swaps with counterparties		–	–	Other liabilities	3,806	1,691
Total		$4,292	$2,068		$5,071	$2,336

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated.

(Dollars in thousands)				Location of Gain
	Gain (Loss)			(Loss) Recognized in	Gain (Loss)
	Recognized in Other			Income on Derivative	Recognized
	Comprehensive			(Ineffective Portion	in Income
	Income			and Amount	on Derivative
	(Effective Portion)			Excluded from	(Ineffective Portion)
Years ended December 31,	2010	2009	2008	Effectiveness Testing)	2010	2009	2008
Derivatives in cash flow hedging relationships:
Interest rate risk management contracts:
Interest rate swap contracts (1)	$(663)	$(7)	$30	Interest Expense	$(78)	$78	$ –
Total	$(663)	$(7)	$30		$(78)	$78	$ –

(1)
In addition to the amounts reported in the table above, a $30 thousand gain was reclassified from accumulated other comprehensive income into net unrealized gains on interest rate swaps in the first quarter of 2009.

(Dollars in thousands)	Location of Gain	Amount of Gain (Loss)
	(Loss) Recognized in	Recognized in Income on Derivative
Years ended December 31,	Income on Derivative	2010	2009	2008
Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$54	$(325)	$132
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	228	503	(155)
Customer related derivative contracts:
Interest rate swaps with customers	Net (losses) gains on interest rate swaps	3,785	1,130	(603)
Mirror swaps with counterparties	Net (losses) gains on interest rate swaps	(3,822)	(550)	700
Interest rate risk management contract:
Interest rate swap contracts	Net (losses) gains on interest rate swaps	–	117	(639)
Total		$245	$875	$(565)

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
December 31, 2010 and 2009

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2010 and December 31, 2009, level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of December 31, 2010 and 2009, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

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
December 31, 2010 and 2009

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

Collateral Dependent Impaired Loans
Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell.  Such collateral primarily consists of real estate and, to a lesser extent, other business assets.  Management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values resulting from its knowledge of the property.  Internal valuations are utilized to determine the fair value of other business assets.  Collateral dependent impaired loans are categorized as Level 3.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
December 31, 2010	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$–	$40,994	$–	$40,994
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	429,771	–	429,771
States and political subdivisions	–	81,055	–	81,055
Trust preferred securities:
Individual name issuers	–	23,275	–	23,275
Collateralized debt obligations	–	–	806	806
Corporate bonds	–	15,212	–	15,212
Common stocks	809	–	–	809
Perpetual preferred stocks	2,178	–	–	2,178
Derivative assets (1)
Interest rate swap contracts with customers	–	3,690	–	3,690
Forward loan commitments	–	–	602	602
Total assets at fair value on a recurring basis	$2,987	$593,997	$1,408	$598,392
Liabilities:
Derivative liabilities (1)
Mirror swap contracts with customers	$–	$3,806	$–	$3,806
Interest rate risk management swap contracts	–	1,098	–	1,098
Forward loan commitments	–	–	167	167
Total liabilities at fair value on a recurring basis	$–	$4,904	$167	$5,071

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
December 31, 2009	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$–	$45,240	$–	$45,240
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	523,446	–	523,446
States and political subdivisions	–	82,062	–	82,062
Trust preferred securities:
Individual name issuers	–	20,586	–	20,586
Collateralized debt obligations	–	–	1,065	1,065
Corporate bonds	–	14,706	–	14,706
Common stocks	769	–	–	769
Perpetual preferred stocks	3,183	427	–	3,610
Derivative assets (1)
Interest rate swap contracts with customers	–	1,704	–	1,704
Forward loan commitments	–	–	364	364
Total assets at fair value on a recurring basis	$3,952	$688,171	$1,429	$693,552
Liabilities:
Derivative liabilities (1)
Mirror swap contracts with customers	$–	$1,691	$–	$1,691
Interest rate risk management swap contracts	–	434	–	434
Forward loan commitments	–	–	211	211
Total liabilities at fair value on a recurring basis	$–	$2,125	$211	$2,336

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, Level 2, and Level 3 during the years ended December 31, 2010 and 2009.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Years ended December 31,	2010			2009
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities) (2)	Total	for Sale (1)	(Liabilities) (2)	Total
Balance at beginning of period	$1,065	$153	$1,218	$1,940	$(25)	$1,915
Gains and losses (realized and unrealized):
Included in earnings (3)	(417)	282	(135)	(2,496)	178	(2,318)
Included in other comprehensive income	158	–	158	1,621	–	1,621
Purchases	–	–	–	–	–	–
Issuances	–	–	–	–	–	–
Sales	–	–	–	–	–	–
Settlements	–	–	–	–	–	–
Transfers into Level 3	–	–	–	–	–	–
Transfers out of Level 3	–	–	–	–	–	–
Balance at end of period	$806	$435	$1,241	$1,065	$153	$1,218

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.
(2)	During the periods indicated, Level 3 derivative assets / liabilities consisted of interest rate lock commitments written for our residential real estate mortgage loans that we intend to sell.
(3)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on the two Level 3 pooled trust preferred debt securities.  Credit-related impairment losses of $417 thousand and $2.5 million were recognized in 2010 and 2009, respectively.  The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of interest rate lock commitments written for our residential mortgage loans that we intend to sell, were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or fair value accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the year ended December 31, 2010.

(Dollars in thousands)	Carrying Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$–	$4,242	$4,242
Mortgage loans held for sale		13,894	–	13,894
Property acquired through foreclosure or repossession	–	–	1,634	1,634
Total assets at fair value on a nonrecurring basis	$–	$13,894	$5,876	$19,770

Collateral dependent impaired loans with a carrying value of $4.2 million at December 31, 2010 were subject to nonrecurring fair value measurement during the year ended December 31, 2010.  As of December 31, 2010, the allowance for loan losses allocation on these loans amounted to $1.2 million.

For the year ended December 31, 2010, the mortgage loans held for sale portfolio was written down to its fair value resulting in a valuation allowance increase of $123 thousand, which was recorded as a component of net gains on loan sales and commissions on loans originated for others in the Corporation’s Consolidated Statements of Income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

For the year ended December 31, 2010, property acquired through foreclosures or repossession with a fair value of $3.0 million was transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value, were written down to fair value through a charge to the allowance for loan losses.  For the year ended December 31, 2010, valuation adjustments to reflect property acquired through foreclosure or repossession at fair value less cost to sell resulted in a charge to the allowance for loan losses of $141 thousand.  Subsequent to foreclosures, valuations are updated periodically, and assets may be marked down further, reflecting a new cost basis.  Subsequent valuation adjustments resulted in a charge to earnings of $618 thousand for the year ended December 31, 2010.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the year ended December 31, 2009.

(Dollars in thousands)	Carrying Value at December 31, 2009
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$–	$5,998	$5,998
Property acquired through foreclosure or repossession	–	–	1,771	1,771
Total assets at fair value on a nonrecurring basis	$–	$–	$7,769	$7,769

Collateral dependent impaired loans with a carrying value of $6.0 million at December 31, 2009 were subject to nonrecurring fair value measurement during the year ended December 31, 2009.  As of December 31, 2009, the allowance for loan losses allocation on these loans amounted to $2.0 million.

For the year ended December 31, 2009, property acquired through foreclosure or repossession with a fair value of $1.8 million was transferred from loans.  Valuation adjustments at the time of transfer from loans resulted in a charge to the allowance for loan losses of $173 thousand in the year ended December 31, 2009.  There were no subsequent valuation adjustments to property acquired through foreclosure or repossession for the year ended December 31, 2009.

Valuation of Other Financial Instruments
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

Loans
Fair values are estimated for categories of loans with similar financial characteristics.  Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value.  The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated maturity of the loan using interest rates offered at December 31, 2010 and 2009 that reflect the credit and interest rate risk inherent in the loan.  The estimate of maturity is based on the Corporation’s historical repayment experience.  For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs.  The fair value of floating rate commercial and consumer loans approximates carrying value.  The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Deposit Liabilities
The fair value of demand deposits, NOW accounts, money market accounts and savings accounts is equal to the amount payable on demand as of December 31, 2010 and 2009.  The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The following table presents the fair values of financial instruments:

	December 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$92,736	$92,736	$57,260	$57,260
Mortgage loans held for sale	13,894	13,894	9,909	10,107
Securities available for sale	594,100	594,100	691,484	691,484
FHLBB stock	42,008	42,008	42,008	42,008
Loans, net of allowance for loan losses	1,967,055	2,029,951	1,892,268	1,936,997
Accrued interest receivable	8,568	8,568	9,137	9,137
Bank-owned life insurance	51,844	51,844	44,957	44,957
Customer related interest rate swap contracts	3,690	3,690	1,704	1,704
Forward loan commitments (1)	602	602	364	364

Financial Liabilities:
Noninterest-bearing demand deposits	$228,437	$228,437	$194,046	$194,046
NOW accounts	241,974	241,974	202,367	202,367
Money market accounts	396,455	396,455	403,333	403,333
Savings accounts	220,888	220,888	191,580	191,580
Time deposits	948,576	962,608	931,684	941,090
FHLBB advances	498,722	533,802	607,328	638,269
Junior subordinated debentures	32,991	22,092	32,991	20,126
Securities sold under repurchase agreements	19,500	20,543	19,500	21,041
Other borrowings	3,859	3,859	2,001	2,001
Accrued interest payable	3,999	3,999	5,818	5,818
Customer related interest rate swap contracts	3,806	3,806	1,691	1,691
Interest rate risk management contract	1,098	1,098	434	434
Forward loan commitments (1)	167	167	211	211

(1) Interest rate lock commitments written for our residential real estate mortgage loans that we intend to sell.

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

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and other short-term investments designated for this purpose, with the carrying value of $9.4 million and $9.7 million are included in the Consolidated Balance Sheets at December 31, 2010 and 2009, respectively.

Pension benefit cost and benefit obligations are developed from actuarial valuations.  Two critical assumptions in determining pension expense and obligations are the discount rate and the expected long-term rate of return on plan assets.  We evaluate these assumptions at least annually.  The discount rate is used to calculate the present value of the expected future cash flows for benefit obligations under our pension plans.  Future decreases in discount rates would increase the present value of pension obligations and increase our pension costs.  Future decreases in the long-

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

term rate of return assumption on plan assets would increase pension costs and, in general, increase the requirement to make funding contributions to the plans.

The following table sets forth the plans’ projected benefit obligations, fair value of plan assets and funded status as of December 31, 2010 and 2009.

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2010	2009	2010	2009
Change in Benefit Obligation:
Benefit obligation at beginning of period	$42,414	$39,529	$9,496	$9,581
Service cost	2,337	2,371	93	106
Interest cost	2,507	2,292	515	564
Actuarial loss (gain)	675	(679)	406	(105)
Benefits paid	(1,234)	(977)	(556)	(341)
Administrative expenses	(143)	(122)	-	-
Curtailment loss	-	-	-	(309)
Benefit obligation at end of period	$46,556	$42,414	$9,954	$9,496
Change in Plan Assets:
Fair value of plan assets at beginning of period	$30,946	$24,527	$-	$-
Actual return on plan assets	4,001	5,418	-	-
Employer contribution	2,500	2,100	556	341
Benefits paid	(1,234)	(977)	(556)	(341)
Administrative expenses	(143)	(122)	-	-
Adjustment for change in measurement date	-	-	-	-
Fair value of plan assets at end of period	$36,070	$30,946	$-	$-
Funded status at end of period	$(10,486)	$(11,468)	$(9,954)	$(9,496)

The funded status of the qualified pension plan and non-qualified retirement plans has been recognized in other liabilities in the Consolidated Balance Sheets at December 31, 2010 and 2009.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The components of accumulated other comprehensive income related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis, are summarized below:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
At December 31,	2010	2009	2010	2009
Net actuarial loss	$6,977	$8,082	$1,225	$838
Prior service (credit) cost	(287)	(321)	(7)	1
Total pre-tax amounts recognized in
accumulated other comprehensive income	$6,690	$7,761	$1,218	$839

The accumulated benefit obligation for the qualified pension plan was $37.7 million and $32.7 million at December 31, 2010 and 2009, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $9.7 million and $9.1 million at December 31, 2010 and 2009, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income, on a pre-tax basis, were as follows:

(Dollars in thousands)	Qualified			Non-Qualified
	Pension Plan			Retirement Plans
Years ended December 31,	2010	2009	2008	2010	2009	2008
Net Periodic Benefit Cost:
Service cost	$2,337	$2,371	$2,046	$93	$106	$250
Interest cost	2,507	2,292	2,027	515	564	571
Expected return on plan assets	(2,541)	(2,451)	(2,276)	-	-	-
Amortization of transition asset	-	-	(1)	-	-	-
Amortization of prior service (credit) cost	(33)	(33)	(33)	8	27	63
Recognized net actuarial loss	340	303	15	19	28	217
Curtailment loss	-	-	-	-	97	-
Net periodic benefit cost	$2,610	$2,482	$1,778	$635	$822	$1,101
Other Changes in Plan Assets and
Benefit Obligations Recognized in Other
Comprehensive Income (on a pre-tax basis):
Net (gain) loss	$(1,104)	$(3,949)	$12,160	$388	$(133)	$(605)
Prior service cost (credit)	33	33	41	(8)	(27)	(78)
Net transition asset	–	–	1	–	–	–
Curtailment loss	–	–		–	(406)
Recognized in other comprehensive income	$(1,071)	$(3,916)	$12,202	$380	$(566)	$(683)
Total recognized in net periodic benefit
cost and other comprehensive income	$1,539	$(1,434)	$13,980	$1,015	$256	$418

The estimated prior service credit and net loss for the qualified pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are $(33) thousand and $392 thousand, respectively.  The estimated prior service cost and net loss for the non-qualified retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2011 are $(1) thousand and $15 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Assumptions
The measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2010 and 2009 were as follows:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2010	2009	2010	2009
Measurement date	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2010	Dec. 31, 2009
Discount rate	5.625%	6.00%	5.125%	5.50%
Rate of compensation increase	3.75%	4.25%	3.75%	4.25%

The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2010, 2009 and 2008 were as follows:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2010	2009	2008	2010	2009	2008
Measurement date	Dec. 31, 2009	Dec. 31, 2008	Sept. 30, 2007	Dec. 31, 2009	Dec. 31, 2008	Sept. 30, 2007
Discount rate	6.00%	5.875%	6.25%	5.625%	6.125%	6.25%
Expected long-term
return on plan assets	8.00%	8.25%	8.25%	-	-	-
Rate of compensation
increase	4.25%	4.25%	4.25%	4.25%	4.25%	4.25%

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan's investment practices.  The assumption is updated at least annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions.  At December 31, 2009, the measurement date used in the determination of net periodic benefit cost for 2010, the Corporation determined that a revision to the assumption was necessary based upon expected market performance and the expected long-term rate of return assumption was changed to 8.00%.

The discount rate assumption for defined benefit pension plans is reset annually on the measurement date.  A discount rate was selected for each plan by matching expected future benefit payments stream to a yield curve based on a selection of high-quality fixed-income debt securities.

Plan Assets
The following table presents the fair values of the qualified pension plan’s assets at December 31, 2010:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at
December 31, 2010	Level 1	Level 2	Level 3	Fair Value
Assets:
Cash and cash equivalents	$748	$–	$–	$748
Obligations of U.S. government agencies
and U.S. government-sponsored enterprises	–	1,299	–	1,299
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	1	–	1
States and political subdivisions	–	827	–	827
Corporate bonds	–	9,870	–	9,870
Common stocks	14,162	–	–	14,162
Mutual funds	9,163	–	–	9,163
Total plan assets	$24,073	$11,997	$–	$36,070

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

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

Level 2 securities in the qualified pension plan include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose values are determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category includes corporate bonds, municipal bonds, obligations of U.S. government agencies and U.S. government-sponsored enterprises and mortgage backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2010 and 2009, the qualified pension plan did not have any securities in the Level 3 category.

The asset allocations of the qualified pension plan at December 31, 2010 and 2009, by asset category were as follows:

December 31,	2010	2009
Asset Category:
Equity securities	64.6%	59.8%
Debt securities	33.3%	36.0%
Other	2.1%	4.2%
Total	100.0%	100.0%

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
December 31, 2010 and 2009

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

Fixed income bond investments should be limited to those in the top four categories used by the major credit rating agencies.  High yield bond funds may be used to provide exposure to this asset class as a diversification tool provided they do not exceed 10% of the portfolio.  In order to reduce the volatility of the annual rate of return of the bond portfolio, attention will be given to the maturity structure of the portfolio in the light of money market conditions and interest rate forecasts.  The assets of the Pension Trust will typically have a laddered maturity structure, avoiding large concentrations in any single year.  Common stock and equity holdings provide opportunities for dividend and capital appreciation returns.  Holdings will be appropriately diversified by maintaining broad exposure to large-, mid- and small-cap stocks as well as international equities.  Concentration in small-cap, mid-cap and international equities is limited to 20%, 20% and 30% of the equity portfolio, respectively.  Investment selection and mix of equity holdings should be influenced by forecasts of economic activity, corporate profits and allocation among different segments of the economy while ensuring efficient diversification.  The fair value of equity securities of any one issuer will not be permitted to exceed 10% of the total fair value of equity holdings of the Pension Trust.  Investments in publicly traded real estate investment trust securities and low-risk derivatives securities such as callable securities, floating rate notes, mortgage backed securities and treasury inflation protected securities, are permitted.

Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution.  The Corporation expects to contribute $3.0 million to the qualified pension plan in 2011.  In addition, the Corporation expects to contribute $723 thousand in benefit payments to the non-qualified retirement plans in 2011.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans
2011	$1,439	$723
2012	1,567	722
2013	1,791	725
2014	1,923	725
2015	2,155	735
Years 2016 - 2019	12,552	3,601

401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

qualified defined benefit pension plan, will receive a non-elective employer contribution of 4%.  Total employer matching contributions under this plan amounted to $1.0 million, $837 thousand and $749 thousand in 2010, 2009 and 2008, respectively.

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on a combination of individual performance targets and the achievement of target levels of net income, earnings per share and return on equity, or for certain employees, solely on the achievement of individual performance targets.  Total incentive based compensation amounted to $9.6 million, $6.3 million and $7.1 million in 2010, 2009 and 2008, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $5.6 million and $4.7 million at December 31, 2010 and 2009, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets.

(16) Share-Based Compensation Arrangements
Washington Trust has two share-based compensation plans, which are described below.

In 2009, the Bancorp’s 2003 Stock Incentive Plan (the “2003 Plan”) was amended and restated and was also approved by shareholders in April 2009.  The 2003 Plan amendments included increasing the maximum number of shares of Bancorp’s common stock to be issued under the 2003 Plan from 600,000 shares to 1,200,000 shares and increasing the number of shares that can be issued in the form of awards other than share options or stock appreciation rights from 200,000 to 400,000.  The 2003 Plan permits the granting of share options and other equity incentives to officers, employees, directors, and other key persons.  Share options are designated as either non-qualified or incentive share options.  Incentive share option awards may be granted at any time until February 19, 2019.

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

The 1997 Plan and the 2003 Plan (collectively, “the Plans”) permit options to be granted with stock appreciation rights ("SARs"), however, no share options have been granted with SARs.  Pursuant to the Plans, share options are granted with a contractual life of ten years and the exercise price of each share option may not be less than fair market value of the Bancorp’s common stock on the date of the grant.  In general, the share option price is payable in cash, by the delivery of shares of common stock already owned by the grantee, or a combination thereof.  The fair value of share options on the date of grant is estimated using the Black-Scholes Option-Pricing Model.

The Plans also permit nonvested share units, nonvested shares and nonvested performance shares to be granted.  These awards are valued at the fair market value of the Bancorp’s common stock as of the award date.  Performance share awards are granted providing certain officers of the Corporation the opportunity to earn shares of common stock the number of which is determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The number of shares awarded upon vesting will range from zero to 200% of the

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group.

Vesting of share option and share awards may accelerate or may be subject to proportional vesting if there is a change in control, disability, retirement or death (as defined in the Plans).

Amounts recognized in the consolidated financial statements for share options, nonvested share units, nonvested share awards and nonvested performance shares are as follows:

(Dollars in thousands)

Years ended December 31,	2010	2009	2008
Share-based compensation expense	$909	$708	$630
Related income tax benefit	$324	$252	$225

Compensation expense for share options and nonvested share units and shares is recognized over the service period based on the fair value at the date of grant.  Nonvested performance share compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change.  If the goals are not met, no compensation cost will be recognized and any recognized compensation costs will be reversed.

Share Options
During 2010, the Corporation granted to certain key employees 83,700 non-qualified share options with three-year cliff vesting terms.  During 2009, the Corporation granted to certain key employees 21,000 non-qualified share options with five-year cliff vesting terms.  During 2008, the Corporation granted to certain key employees 94,382 non-qualified share options with three-year cliff vesting terms.

The fair value of the share option awards granted in 2010, 2009 and 2008 were estimated on the date of grant using the Black-Scholes Option-Pricing Model based on assumptions noted in the following table.  Washington Trust uses historical data to estimate share option exercise and employee departure behavior used in the option-pricing model; groups of employees that have similar historical behavior are considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the share option was based on the U.S. Treasury yield curve in effect at the date of grant.

	2010	2009	2008
Expected term (years)	9.0	6.7	9.0
Expected dividend yield	3.16%	3.05%	2.86%
Weighted average expected volatility	41.95	44.26	33.75
Expected forfeiture rate	–	–	–
Weighted average risk-free interest rate	3.42%	3.28%	4.51%

The weighted average grant-date fair value of the share options awarded during 2010, 2009 and 2008 was $6.29, $6.39 and $7.96, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

A summary of share option activity under the Plans as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

(Dollars in thousands)	Number	Weighted	Weighted Average
	of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2010	901,559	$21.98	–	–
Granted	83,700	17.52	–	–
Exercised	132,348	16.56	–	–
Forfeited or expired	57,654	21.28	–	–
Outstanding at December 31, 2010	795,257	$22.46	4.1 years	$1,207
As of December 31, 2010:
Options exercisable	604,175	$23.07	2.7 years	$759
Options expected to vest in future periods	191,082	$20.52	8.4 years	$449

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

Additional information concerning options outstanding and options exercisable at December 31, 2010 is summarized as follows:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.47 to $17.36	3,582	7.9	$16.58	–	$ –
$17.37 to $20.26	419,020	3.4	19.11	318,520	$19.58
$20.27 to $23.15	26,300	2.7	20.89	23,000	20.70
$23.16 to $26.05	83,700	7.5	24.12	–	–
$26.06 to $28.94	262,655	4.3	27.51	262,655	27.51
	795,257	4.1	$22.46	604,175	$23.07

The total intrinsic value of share options exercised during the years ended December 31, 2010, 2009 and 2008 was $349 thousand, $115 thousand and $431 thousand, respectively.

Nonvested Shares and Share Units
During 2010, the Corporation granted to directors and certain key employees 56,500 nonvested share units with one to five-year cliff vesting terms.  During 2009, the Corporation granted to directors and certain key employees 7,000 nonvested share units with five-year cliff vesting terms.  During 2008, the Corporation granted to directors and certain key employees 34,407 nonvested share units with two to three-year cliff vesting terms.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

A summary of the status of Washington Trust’s nonvested shares as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2010	43,607	$23.30
Granted	56,500	18.57
Vested	(9,531)	25.70
Forfeited	(4,669)	19.86
Nonvested at December 31, 2010	85,907	$20.11

Nonvested Performance Shares
During 2010, a performance share award was granted to an executive officer providing the opportunity to earn shares of common stock of the Corporation, the number of which will be determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The number of shares to be earned ranges from zero to 25,000 shares, subject to the attainment of specified performance goals.  The performance share awards were granted in the first quarter of 2010 at $15.11, which was the fair market value at the date of grant with a three year vesting period.

There were no performance share awards granted during 2009.

During 2008, performance share awards were granted providing certain executives the opportunity to earn shares of common stock of the Corporation, the number of which is determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The performance share awards were granted with vesting terms ranging from two to three years. The number of shares to be earned ranges from zero to 24,186 shares, subject to the attainment of specified performance goals.  The performance share awards are valued at $24.12, which was the fair market value at the date of grant.

A summary of the status of Washington Trust’s performance share awards as of December 31, 2010, and changes during the year ended December 31, 2010, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Performance shares at January 1, 2010	7,232	$24.12
Granted	16,500	15.11
Vested	(6,992)	24.12
Forfeited	(240)	24.12
Performance shares at December 31, 2010	16,500	$15.11

As of December 31, 2010, there was $1.8 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.6 years.

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
December 31, 2010 and 2009

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

(Dollars in thousands)		Wealth
	Commercial	Management		Consolidated
Year ended December 31, 2010	Banking	Services	Corporate	Total
Net interest income (expense)	$73,788	$(47)	$3,450	$77,191
Noninterest income	19,770	26,392	2,311	48,473
Total income	93,558	26,345	5,761	125,664

Provision for loan losses	6,000	–	–	6,000
Depreciation and amortization expense	2,376	1,461	337	4,174
Other noninterest expenses	51,002	18,751	11,384	81,137
Total noninterest expenses	59,378	20,212	11,721	91,311
Income (loss) before income taxes	34,180	6,133	(5,960)	34,353
Income tax expense (benefit)	11,821	2,296	(3,815)	10,302
Net income (loss)	$22,359	$3,837	$(2,145)	$24,051

Total assets at period end	$2,095,515	$51,164	$762,846	$2,909,525
Expenditures for long-lived assets	$994	$176	$513	$1,683

(Dollars in thousands)		Wealth
	Commercial	Management		Consolidated
Year ended December 31, 2009	Banking	Services	Corporate	Total
Net interest income (expense)	$64,627	$(76)	$1,341	$65,892
Noninterest income (expense)	19,595	23,786	(728)	42,653
Total income	84,222	23,710	613	108,545

Provision for loan losses	8,500	–	–	8,500
Depreciation and amortization expense	2,495	1,669	158	4,322
Other noninterest expenses	46,882	17,324	9,075	73,281
Total noninterest expenses	57,877	18,993	9,233	86,103
Income (loss) before income taxes	26,345	4,717	(8,620)	22,442
Income tax expense (benefit)	9,087	1,715	(4,455)	6,346
Net income (loss)	$17,258	$3,002	$(4,165)	$16,095

Total assets at period end	$2,017,616	$51,742	$815,115	$2,884,473
Expenditures for long-lived assets	$4,323	$961	$273	$5,557

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

(Dollars in thousands)		Wealth
	Commercial	Management		Consolidated
Year ended December 31, 2008	Banking	Services	Corporate	Total
Net interest income (expense)	$62,651	$(27)	$2,889	$65,513
Noninterest income (expense)	14,774	28,273	(2,210)	40,837
Total income	77,425	28,246	679	106,350

Provision for loan losses	4,800	–	–	4,800
Depreciation and amortization expense	2,506	1,640	178	4,324
Other noninterest expenses	40,657	18,456	8,622	67,735
Total noninterest expenses	47,963	20,096	8,800	76,859
Income (loss) before income taxes	29,462	8,150	(8,121)	29,491
Income tax expense (benefit)	10,309	3,237	(6,227)	7,319
Net income (loss)	$19,153	$4,913	$(1,894)	$22,172

Total assets at period end	$1,895,436	$53,096	$1,016,934	$2,965,466
Expenditures for long-lived assets	$3,664	$389	$198	$4,251

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

Commercial Banking
The Commercial Banking segment includes commercial, commercial real estate, residential and consumer lending activities; equity in losses of unconsolidated investments in real estate limited partnerships, mortgage banking, secondary market and loan servicing activities; deposit generation; merchant credit card services; cash management activities; and direct banking activities, which include the operation of ATMs, telephone and Internet banking services and customer support and sales.

Wealth Management Services
Wealth Management Services includes asset management services provided for individuals, institutions and mutual funds; personal trust services, including services as executor, trustee, administrator, custodian and guardian; institutional trust services, including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.

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

(18) Earnings per Common Share
Washington Trust utilizes the two-class method earnings allocation formula to determine earnings per share of each class of stock according to dividends and participation rights in undistributed earnings.  Share based payments that entitle holders to receive non-forfeitable dividends before vesting are considered participating securities and included in earnings allocation for computing basic earnings per share under this method.  Undistributed income is allocated to common shareholders and participating securities under the two-class method based upon the proportion of each to the total weighted average shares available.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)

Years ended December 31,	2010	2009	2008
Net income	$24,051	16,096	$22,172
Less:
Dividends and undistributed earnings allocated to participating securities	(65)	–	–
Net income applicable to common shareholders	23,986	16,096	22,172

Weighted average basic common shares	16,113.9	15,994.9	13,981.9
Dilutive effect of:
Common stock equivalents	8.6	46.0	164.4
Weighted average diluted common shares	16,122.5	16,040.9	14,146.3

Earnings per common share:
Basic	$1.49	$1.01	$1.59
Diluted	$1.49	$1.00	$1.57

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 758 thousand, 849 thousand and 344 thousand for 2010, 2009 and 2008, respectively.

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
December 31, 2010 and 2009

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

Balance Sheets	(Dollars in thousands,
	except par value)
December 31,	2010	2009
Assets:
Cash on deposit with bank subsidiary	$1,230	$559
Interest-bearing balances due from banks	1,900	610
Investment in subsidiaries at equity value	299,344	286,785
Dividends receivable from subsidiaries	3,240	3,600
Other assets	722	341
Total assets	$306,436	$291,895
Liabilities:
Junior subordinated debentures	$32,991	$32,991
Dividends payable	3,428	3,369
Other liabilities	1,153	589
Total liabilities	37,572	36,949
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,171,618 shares in 2010 and 16,061,748 shares in 2009	1,011	1,004
Paid-in capital	84,889	82,592
Retained earnings	178,939	168,514
Accumulated other comprehensive income	4,025	3,337
Treasury stock, at cost; 19,185 shares in 2009	–	(501)
Total shareholders’ equity	268,864	254,946
Total liabilities and shareholders’ equity	$306,436	$291,895

Statements of Income	(Dollars in thousands)
Years ended December 31,	2010	2009	2008
Income:
Dividends from subsidiaries	$15,416	$16,760	$26,259
Net gains (losses) on interest rate swap contracts	–	117	(638)
Other income	2	1	71
Total income	15,418	16,878	25,692
Expenses:
Interest on junior subordinated debentures	1,989	1,947	1,879
Interest on deferred acquisition obligations	–	3	217
Legal and professional fees	135	291	309
Other	252	280	236
Total expenses	2,376	2,521	2,641
Income before income taxes	13,042	14,357	23,051
Income tax benefit	819	820	1,104
Income before equity in undistributed earnings of subsidiaries	13,861	15,177	24,155
Equity in undistributed (over-distributed) earnings of subsidiaries	10,190	919	(1,983)
Net income	$24,051	$16,096	$22,172

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2010 and 2009

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2010	2009	2008
Cash flow from operating activities:
Net income	$24,051	$16,096	$22,172
Adjustments to reconcile net income
to net cash provided by operating activities:
Equity in (undistributed) over-distributed earnings of subsidiary	(10,190)	(919)	1,983
Net (gains) losses on interest rate swap contracts	–	(117)	638
Decrease (increase) in dividend receivable	360	(120)	(1,200)
(Increase) decrease in other assets	(373)	42	(37)
(Decrease) increase in accrued expenses and other liabilities	(92)	(112)	187
Other, net	(109)	(52)	(320)
Net cash provided by operating activities	13,647	14,818	23,423
Cash flows from investing activities:
Equity investment in subsidiary bank	–	–	(56,425)
Equity investment in capital trust	–	–	(310)
Payment of deferred acquisition obligation	–	(2,509)	(15,159)
Net cash used in investing activities	–	(2,509)	(71,894)
Cash flows from financing activities:
Issuance of treasury stock, including net deferred compensation plan activity	44	53	36
Proceeds from the issuance of common stock under dividend reinvestment plan	1,002	1,106	864
Proceeds from the issuance of common stock, net	–	–	46,874
Proceeds from the exercise of stock options and issuance of other equity instruments	785	364	182
Tax benefit (expense) from stock option exercises and issuance of other
equity instruments	65	(26)	199
Proceeds from the issuance of junior subordinated debentures, net of issuance costs	–	–	10,016
Cash dividends paid	(13,582)	(13,440)	(10,998)
Net cash (used in) provided by financing activities	(11,686)	(11,943)	47,173
Net increase (decrease) in cash	1,961	366	(1,298)
Cash at beginning of year	1,169	803	2,101
Cash at end of year	$3,130	$1,169	$803

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2010.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
None.

PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item appears under the captions “Nominee and Director Information,” “Board of Directors and Committees – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 14, 2011 prepared for the Annual Meeting of Shareholders to be held April 26, 2011, which is incorporated herein by reference.

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

ITEM 11.  Executive Compensation.
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Directors Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement dated March 14, 2011 prepared for the Annual Meeting of Shareholders to be held April 26, 2011, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Nominee and Director Information” in the Bancorp’s Proxy Statement dated March 14, 2011 prepared for the Annual Meeting of Shareholders to be held April 26, 2011, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2010 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1997 Plan, the 2003 Plan and the Amended and Restated Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (2)	1,076,253 (3) (4)	$20.27 (5)	534,699 (4) (6)

Equity compensation plans not approved by security holders (7)	16,145	N/A (8)	N/A
Total	1,092,398	$20.27 (5) (8)	534,699

(1)	Does not include any nonvested shares as such shares are already reflected in the Bancorp’s outstanding shares.
(2)	Consists of the 1997 Plan and the 2003 Plan.
(3)	Includes 51,819 nonvested share units outstanding under the 1997 Plan and 108,146 nonvested share units and 35,124 performance shares outstanding under the 2003 Plan.
(4)	Includes the maximum amount of performance shares that could be issued under existing awards. The actual shares issued may differ based on the attainment of performance goals.
(5)	Does not include the effect of the nonvested share units awarded under the 1997 Plan and the 2003 Plan because these units do not have an exercise price.
(6)	Includes up to 534,699 securities that may be issued in the form of nonvested shares.
(7)	Consists of the Deferred Compensation Plan, which is described below.
(8)	Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan, as such units do not have any exercise price.

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

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Board of Directors and Committees – Director Independence” in the Bancorp’s Proxy Statement dated March 14, 2011 prepared for the Annual Meeting of Shareholders to be held April 26, 2011.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the caption “Independent Auditors” in the Bancorp’s Proxy Statement dated March 14, 2011 prepared for the Annual Meeting of Shareholders to be held April 26, 2011.

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

10.31
Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2007. (1)(2)

10.32	Form and terms of Executive Severance Agreement – Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2007. (1) (2)
10.33
Amended and Restated Declaration of Trust of Washington Preferred Capital Trust dated April 7, 2008, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as sponsor, and the Administrators listed therein – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.34
Indenture dated as of April 7, 2008, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.35
Guarantee Agreement dated April 7, 2008, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.36
Certificate Evidencing Floating Rate Capital Securities of Washington Preferred Capital Trust dated April 7, 2008 – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

10.37
Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated April 7, 2008 – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated April 7, 2008. (1)

Exhibit Number
10.38
Form and terms of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees)  – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended June 30, 2008. (1) (2)

10.39
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended September 30, 2008. (1) (2)

10.40
Share Purchase Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 2, 2008. (1)

10.41
Registration Rights Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated October 2, 2008. (1)

10.42	2003 Stock Incentive Plan as Amended and Restated - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated April 29, 2009. (1) (2)
10.43	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32991) for the quarterly period ended June 30, 2009. (1) (2)
10.44	Compensatory agreement with Joseph J. MarcAurele, dated July 16, 2009 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated July 24, 2009. (1) (2)
10.45
Terms of Change in Control Agreement with Joseph J. MarcAurele, dated September 21, 2009 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32991) for the quarterly period ended September 30, 2009. (1) (2)

10.46
Terms of Deferred Stock Unit Award Agreement with Joseph J. MarcAurele, dated January 20, 2010 – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32991) for the quarterly period ended March 31, 2010. (1) (2)

10.47	Annual Performance Plan, dated December 13, 2010 – Filed herewith. (2)
10.48	Amended and Restated Wealth Management Business Building Incentive Plan, dated December 31, 2010 – Filed herewith. (2)
10.49	Terms of Change in Control Agreement with an executive officer, dated December 21, 2010 – Filed herewith. (2)
10.50	Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 18, 2011 – Filed herewith. (2)
21.1	Subsidiaries of the Registrant – Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2008. (1)
23.1	Consent of Independent Accountants – Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Filed herewith. (3)

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: March 7, 2011	By	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President, Chief Executive Officer and Director (principal executive officer)

Date: March 7, 2011	By	/s/ David V. Devault
David V. Devault Senior Executive Vice President,
Secretary and Chief Financial Officer
(principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 7, 2011	/s/ Gary P. Bennett
Gary P. Bennett, Director

Date: March 7, 2011	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date: March 7, 2011	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date: March 7, 2011	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date: March 7, 2011	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date: March 7, 2011	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date: March 7, 2011	/s/ Edward M. Mazze
Edward M. Mazze, Director

Date: March 7, 2011	/s/ Kathleen McKeough
Kathleen McKeough, Director

Date: March 7, 2011	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date: March 7, 2011	/s/ H. Douglas Randall III
H. Douglas Randall, III, Director

Date: March 7, 2011	/s/ Patrick J. Shanahan, Jr.
Patrick J. Shanahan, Jr., Director

Date: March 7, 2011	/s/ John F. Treanor
John F. Treanor, Director

Date: March 7, 2011	/s/ John C. Warren
John C. Warren, Director