Form 10-Q
period 2011-03-31
WASHINGTON TRUST BANCORP INC
filed 2011-05-05
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended MARCH 31, 2011 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐Yes           ☒No

The number of shares of common stock of the registrant outstanding as of May 2, 2011 was 16,252,884.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended March 31, 2011

Page
Number

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
March 31, 2011 and December 31, 2010	3

Consolidated Statements of Income
Three Months Ended March 31, 2011 and 2010	4

Consolidated Statements of Cash Flows
Three Months Ended March 31, 2011 and 2010	5

Condensed Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	56

Item 4. Controls and Procedures	57

PART II. Other Information

Item 1. Legal Proceedings	57

Item 1A. Risk Factors	57

Item 6. Exhibits	58

Signatures	59

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	(Dollars in thousands,
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	except par value)
CONSOLIDATED BALANCE SHEETS (unaudited)

	March 31,	December 31,
	2011	2010
Assets:
Cash and due from banks	$68,113	$85,971
Other short-term investments	6,296	6,765
Mortgage loans held for sale	2,985	13,894
Securities available for sale, at fair value;
amortized cost $560,752 in 2011 and $578,897 in 2010	576,158	594,100
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	1,056,388	1,027,065
Residential real estate	649,157	645,020
Consumer	324,092	323,553
Total loans	2,029,637	1,995,638
Less allowance for loan losses	29,109	28,583
Net loans	2,000,528	1,967,055
Premises and equipment, net	26,010	26,069
Investment in bank-owned life insurance	52,320	51,844
Goodwill	58,114	58,114
Identifiable intangible assets, net	7,614	7,852
Other assets	52,126	55,853
Total assets	$2,892,272	$2,909,525
Liabilities:
Deposits:
Demand deposits	$274,798	$228,437
NOW accounts	228,502	241,974
Money market accounts	387,923	396,455
Savings accounts	223,599	220,888
Time deposits	934,024	948,576
Total deposits	2,048,846	2,036,330
Federal Home Loan Bank advances	469,235	498,722
Junior subordinated debentures	32,991	32,991
Other borrowings	21,467	23,359
Other liabilities	45,848	49,259
Total liabilities	2,618,387	2,640,661
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,233,587 shares in 2011 and 16,171,618 shares in 2010	1,015	1,011
Paid-in capital	86,348	84,889
Retained earnings	182,136	178,939
Accumulated other comprehensive income	4,386	4,025
Total shareholders’ equity	273,885	268,864
Total liabilities and shareholders’ equity	$2,892,272	$2,909,525

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

	Three months ended March 31,	2011	2010
	Interest income:
	Interest and fees on loans	$24,259	$23,968
Interest on securities:	Taxable	4,773	6,051
	Nontaxable	769	769
	Dividends on corporate stock and Federal Home Loan Bank stock	67	55
	Other interest income	24	21
	Total interest income	29,892	30,864
	Interest expense:
	Deposits	4,202	5,769
	Federal Home Loan Bank advances	4,732	6,219
	Junior subordinated debentures	390	630
	Other interest expense	241	242
	Total interest expense	9,565	12,860
	Net interest income	20,327	18,004
	Provision for loan losses	1,500	1,500
	Net interest income after provision for loan losses	18,827	16,504
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	5,676	5,017
	Mutual fund fees	1,123	1,110
	Financial planning, commissions and other service fees	281	179
	Wealth management services	7,080	6,306
	Service charges on deposit accounts	932	849
	Merchant processing fees	1,944	1,606
	Card interchange fees	487	389
	Income from bank-owned life insurance	476	439
	Net gains on loan sales and commissions on loans originated for others	525	560
	Net realized loss on securities	(29)	–
	Net gains on interest rate swap contracts	76	68
	Equity in losses of unconsolidated subsidiaries	(144)	(52)
	Other income	383	365
	Noninterest income, excluding other-than-temporary impairment losses	11,730	10,530
	Total other-than-temporary impairment losses on securities	(54)	(2)
	Portion of loss recognized in other comprehensive income (before tax)	21	(61)
	Net impairment losses recognized in earnings	(33)	(63)
	Total noninterest income	11,697	10,467
	Noninterest expense:
	Salaries and employee benefits	11,828	11,501
	Net occupancy	1,321	1,224
	Equipment	1,049	997
	Merchant processing costs	1,669	1,357
	Outsourced services	872	840
	FDIC deposit insurance costs	723	794
	Legal, audit and professional fees	492	518
	Advertising and promotion	353	364
	Amortization of intangibles	238	291
	Foreclosed property costs	166	36
	Other expenses	2,029	1,755
	Total noninterest expense	20,740	19,677
	Income before income taxes	9,784	7,294
	Income tax expense	2,984	2,122
	Net income	$6,800	$5,172
	Weighted average common shares outstanding - basic	16,197.2	16,057.7
	Weighted average common shares outstanding - diluted	16,229.8	16,063.9
Per share information:	Basic earnings per common share	$0.42	$0.32
	Diluted earnings per common share	$0.42	$0.32
	Cash dividends declared per share	$0.22	$0.21

The accompanying notes are an integral part of these unaudited consolidated financial statements.

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,	2011	2010
	Cash Flows from Operating Activities:
	Net income	$6,800	$5,172
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	1,500	1,500
	Depreciation of premises and equipment	767	772
	Net amortization of premium and discount	373	102
	Net amortization of intangibles	238	291
	Share-based compensation	328	177
	Earnings from bank-owned life insurance	(476)	(439)
	Net gains on loan sales and commissions on loans originated for others	(525)	(560)
	Net realized losses on securities	29	–
	Net impairment losses recognized in earnings	33	63
	Net gains on interest rate swap contracts	(76)	(68)
	Equity in losses of unconsolidated subsidiaries	144	52
	Proceeds from sales of loans	32,066	36,113
	Loans originated for sale	(20,267)	(30,336)
	Decrease in other assets	3,073	2,267
	Decrease in other liabilities	(3,103)	(708)
	Other, net	5	6
	Net cash provided by operating activities	20,909	14,404
	Cash Flows from Investing Activities:
Purchases of:	Mortgage-backed securities available for sale	(49,675)	(44,479)
	Other investment securities available for sale	-	(15,000)
Proceeds from sale of:	Mortgage-backed securities available for sale	36,838	-
	Other investment securities available for sale	-	711
	Maturities and principal payments of mortgage-backed securities available for sale	30,519	36,184
	Net increase in loans	(33,606)	(18,887)
	Purchases of loans, including purchased interest	(1,710)	(75)
	Proceeds from the sale of property acquired through foreclosure or repossession	251	–
	Purchases of premises and equipment	(713)	(621)
	Net cash used in investing activities	(18,096)	(42,167)
	Cash Flows from Financing Activities:
	Net increase in deposits	12,517	38,178
	Net decrease in other borrowings	(1,892)	(698)
	Proceeds from Federal Home Loan Bank advances	43,578	15,000
	Repayment of Federal Home Loan Bank advances	(73,065)	(44,360)
	Issuance of treasury stock, including deferred compensation plan activity	-	35
	Net proceeds from the issuance of common stock under dividend reinvestment plan	236	256
	Net proceeds from the exercise of stock options and issuance of other
	compensation-related equity instruments	819	214
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	81	24
	Cash dividends paid	(3,414)	(3,369)
	Net cash (used in) provided by financing activities	(21,140)	5,280
	Net decrease in cash and cash equivalents	(18,327)	(22,483)
	Cash and cash equivalents at beginning of period	92,736	57,260
	Cash and cash equivalents at end of period	$74,409	$34,777

Noncash Investing and Financing Activities:	Loans charged off	$1,052	$1,275
	Net transfer from loans to property acquired through
	foreclosure or repossession	129	–
	Proceeds due from sale of property acquired
	through foreclosure or repossession	1,267	–

Supplemental Disclosures:	Interest payments	9,190	12,064
	Income tax (refunds) payments	(584)	3

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

General
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company that has elected to be a financial holding company.  The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank founded in 1800.  Through its subsidiaries, the Bancorp offers a complete product line of financial services including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and southeastern Connecticut.

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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of March 31, 2011 and December 31, 2010, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

(2) Recently Issued Accounting Pronouncements
Receivables – Topic 310
Accounting Standards Update No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) was issued in July 2010.  ASU 2010-20 significantly enhances disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses.  The FASB issued the ASU to give financial statement users greater transparency about entities’ credit-risk exposures and the allowance for credit losses.  The disclosures provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses.  Accounting Standards Update No. 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20” (“ASU 2011-01”) was issued in January 2011 and delayed the effective date of the ASU 2010-20 disclosures pertaining to troubled debt restructurings.  The disclosures required by ASU 2011-01 are effective for interim and annual periods after June 15, 2011.  Effective December 31, 2010, we adopted the provisions of ASU 2010-20 requiring end of period disclosures about credit quality of financing receivables and the allowance for credit losses.  ASU 2010-20 provisions encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  The adoption of the remaining provisions of ASU 2010-20 and ASU 2011-11 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Accounting Standards Update No. 2011-02 “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”) was issued in April 2011.  ASU 2011-02 provides additional guidance to assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a trouble debt restructuring.  ASU 2011-02 will be effective for interim and reporting periods beginning after June 15, 2011 and should be applied retrospectively to the beginning of the 2011 annual period.  The adoption of ASU 2011-02 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

(3) Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Board of Governors of the Federal Reserve System (“FRB”).  Such reserve balances amounted to $4.0 million at March 31, 2011 and December 31, 2010 and are included in cash and due from banks in the Consolidated Statements of Condition.

As of March 31, 2011 and December 31, 2010, cash and due from banks included interest-bearing deposits in other banks of $35.0 million and $50.5 million, respectively.

(4) Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security at March 31, 2011 and December 31, 2010 were as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,408	$3,495	$ −	$32,903
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	400,471	17,870	(753)	417,588
States and political subdivisions	79,450	2,420	(227)	81,643
Trust preferred securities:
Individual name issuers	30,610	−	(5,533)	25,077
Collateralized debt obligations	4,428	−	(3,676)	752
Corporate bonds	13,872	1,206	(3)	15,075
Common stocks	659	147	−	806
Perpetual preferred stocks (2)	1,854	460	−	2,314
Total securities available for sale	$560,752	$25,598	$(10,192)	$576,158

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$36,900	$4,094	$ −	$40,994
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	411,087	19,068	(384)	429,771
States and political subdivisions	79,455	1,975	(375)	81,055
Trust preferred securities:
Individual name issuers	30,601	−	(7,326)	23,275
Collateralized debt obligations	4,466	−	(3,660)	806
Corporate bonds	13,874	1,338	−	15,212
Common stocks	660	149	−	809
Perpetual preferred stocks (2)	1,854	324	−	2,178
Total securities available for sale	$578,897	$26,948	$(11,745)	$594,100

(1)      Net of other-than-temporary impairment losses.
(2)      Callable at the discretion of the issuer.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Securities available for sale with a fair value of $521 million and $507 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, certain public deposits and certain interest rate swap agreements at March 31, 2011 and December 31, 2010, respectively.  See Note 7 for additional disclosure regarding Federal Home Loan Bank of Boston (“FHLBB”) borrowings.  In addition, securities available for sale with a fair value of $22.9 million and $22.0 million were pledged for potential use at the Federal Reserve Bank discount window at March 31, 2011 and December 31, 2010, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  As of March 31, 2011 and December 31, 2010, securities available for sale with a fair value of $5.1 million and $5.5 million, respectively, were designated in rabbi trusts for nonqualified retirement plans.

The following table presents a roll forward of the balance of credit-related impairment losses on debt securities, for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)

Three months ended March 31,	2011	2010
Balance at beginning of period	$2,913	$2,496
Credit-related impairment loss on debt securities for which an other-than-temporary
impairment was not previously recognized	–	–
Additional increases to the amount of credit-related impairment loss on debt securities
for which an other-than-temporary impairment was previously recognized	33	63
Balance at end of period	$2,946	$2,559

For the three months ended March 31, 2011 and 2010, credit-related impairment losses recognized in earnings on pooled trust preferred debt securities totaled $33 thousand and $63 thousand, respectively.  The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.  All cash flow estimates were based on the underlying security’s tranche structure and contractual rate and maturity terms.  The present value of the expected cash flows was compared to the current outstanding balance of the tranche to determine the ratio of the estimated present value of expected cash flows to the total current balance for the tranche.  This ratio was then multiplied by the principal balance of Washington Trust’s holding to determine the credit-related impairment loss.  The estimates used in the determination of the present value of the expected cash flows are susceptible to changes in future periods, which could result in additional credit-related impairment losses.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes temporarily impaired securities as of March 31, 2011, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
March 31, 2011	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	7	$101,688	$753	–	$–	$–	7	$101,688	$753
States and
political subdivisions	6	5,706	122	2	1,225	105	8	6,931	227
Trust preferred securities:
Individual name issuers	–	–	–	11	25,077	5,533	11	25,077	5,533
Collateralized debt obligations	–	–	–	2	752	3,676	2	752	3,676
Corporate bonds	1	604	3	–	–	–	1	604	3
Total temporarily impaired securities	14	$107,998	$878	15	$27,054	$9,314	29	$135,052	$10,192

The following table summarizes temporarily impaired securities as of December 31, 2010, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
December 31, 2010	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	6	$76,382	$369	3	$5,208	$15	9	$81,590	$384
States and
political subdivisions	15	14,209	273	2	1,228	102	17	15,437	375
Trust preferred securities:
Individual name issuers	–	–	–	11	23,275	7,326	11	23,275	7,326
Collateralized debt obligations	–	–	–	2	806	3,660	2	806	3,660
Total temporarily impaired securities	21	$90,591	$642	18	$30,517	$11,103	39	$121,108	$11,745

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

Mortgage-backed Securities Issued by U.S. Government Agencies and U.S. Government-sponsored Enterprises
The unrealized losses on mortgage-backed securities issued by U.S. government agencies or U.S. government-sponsored enterprises amounted to $753 thousand at March 31, 2011 and were primarily attributable to relative changes in interest rates since the time of purchase.  The contractual cash flows for these securities are guaranteed by U.S. government agencies and U.S. government-sponsored enterprises.  Based on its assessment of these factors, management believes that the unrealized losses on these debt security holdings are a function of changes

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

in investment spreads and interest rate movements and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Debt Securities Issued by States and Political Subdivisions
The unrealized losses on debt securities issued by states and political subdivisions amounted to $227 thousand at March 31, 2011.  The unrealized losses on state and municipal holdings included in this analysis are primarily attributable to an increase in risk premiums for credit-sensitive securities since the time of purchase.  Based on its assessment of these factors, management believes that unrealized losses on these debt security holdings are a function of changes in investment spreads and liquidity and not changes in credit quality.  Management expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at March 31, 2011 were 11 trust preferred security holdings issued by seven individual companies in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $5.5 million at March 31, 2011.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of March 31, 2011, trust preferred debt securities with a carrying value of $9.2 million and unrealized losses of $2.6 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations
Washington Trust has two pooled trust preferred holdings in the form of collateralized debt obligations with a total amortized cost of $4.4 million and aggregate unrealized losses of $3.7 million at March 31, 2011.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both of these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to remain at low levels.

As of March 31, 2011, one of the pooled trust preferred securities had an amortized cost of $3.2 million.  This amortized cost was net of $1.7 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  This security was placed on nonaccrual

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

status in March 2009.  The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010.  As of March 31, 2011, this security has unrealized losses of $2.5 million and a below investment grade rating of “Ca” by Moody’s Investors Service Inc. (“Moody’s”).  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.  During the first quarter of 2011, a modest adverse change occurred in the expected cash flows for this security and additional credit-related impairment losses of $13 thousand were recognized in earnings.

As of March 31, 2011, the second pooled trust preferred security held by Washington Trust had an amortized cost of $1.3 million.  This amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  This security was placed on nonaccrual status in December 2008.  The tranche instrument held by Washington Trust has been deferring interest payments since December 2008.  As of March 31, 2011, this security has unrealized losses of $1.1 million and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.  During the first quarter of 2011, a modest adverse change occurred in the expected cash flows for this security and additional credit-related impairment losses of $20 thousand were recognized in earnings.

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2011, the amortized cost of debt securities by maturity is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.  Included in the securities portfolio at March 31, 2011 were debt securities with an amortized cost balance of $101 million and a fair value of $93 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from five to twenty-six years, with call features ranging from one month to six years.

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored
enterprises:
Amortized cost	$–	$29,408	$–	$–	$29,408
Weighted average yield	–%	5.41%	–%	–%	5.41%
Mortgage-backed securities issued by U.S.
government agencies & U.S.
government-sponsored enterprises:
Amortized cost	93,731	200,991	82,852	22,897	400,471
Weighted average yield	4.59%	4.28%	2.78%	2.61%	3.95%
State and political subdivisions:
Amortized cost	8,094	42,862	28,494	–	79,450
Weighted average yield	3.90%	3.84%	3.96%	–%	3.89%
Trust preferred securities:
Amortized cost (1)	–	–	–	35,038	35,038
Weighted average yield	–%	–%	–%	1.53%	1.53%
Corporate bonds:
Amortized cost	4,990	8,882	–	–	13,872
Weighted average yield	6.50%	6.30%	–%	–%	6.37%
Total debt securities:
Amortized cost	$106,815	$282,143	$111,346	$57,935	$558,239
Weighted average yield	4.63%	4.39%	3.08%	1.95%	3.92%
Fair value	$108,165	$290,285	$115,674	$58,914	$573,038

(1)	Net of other-than-temporary impairment losses.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$551,069	27%	$518,623	26%
Construction and development (2)	34,615	2	47,335	2
Other (3)	470,704	23	461,107	23
Total commercial	1,056,388	52	1,027,065	51
Residential real estate:
Mortgages (4)	636,916	31	634,739	31
Homeowner construction	12,241	1	10,281	1
Total residential real estate	649,157	32	645,020	32
Consumer:
Home equity lines (5)	221,003	11	218,288	11
Home equity loans (5)	48,337	2	50,624	3
Other (6)	54,752	3	54,641	3
Total consumer	324,092	16	323,553	17
Total loans (7)	$2,029,637	100%	$1,995,638	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of March 31, 2011 and December 31, 2010, $118 million and $122 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 7).

(2)	Loans for construction of residential and commercial properties and for land development.
(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. As of March 31, 2011, $29 million and $59 million, respectively, of these loans were pledged as collateral for FHLBB borrowings and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2010 were $30 million and $61 million, respectively (see Note 7).

(4)	A substantial portion of these loans was pledged as collateral for FHLBB borrowings (see Note 7).
(5)	A significant portion of these loans was pledged as collateral for FHLBB borrowings (see Note 7).
(6)	Fixed rate consumer installment loans.
(7)
Includes unamortized loan origination costs, net of fees, totaling $293 thousand and $271 thousand at March 31, 2011 and December 31, 2010, respectively.  Also includes $15 thousand and $39 thousand of net premiums on purchased loans at March 31, 2011 and December 31, 2010, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nonaccrual Loans
Loans, with the exception of certain well-secured residential mortgage loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest or sooner if considered appropriate by management.  Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  Interest previously accrued but not collected on such loans is reversed against current period income.  Subsequent cash receipts on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectability of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

The following is a summary of nonaccrual loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial:
Mortgages	$6,068	$6,624
Construction and development	–	–
Other	4,445	5,259
Residential real estate:
Mortgages	8,265	6,414
Homeowner construction	–	–
Consumer:
Home equity lines	272	152
Home equity loans	294	53
Other	35	8
Total nonaccrual loans	$19,379	$18,510

Accruing loans 90 days or more past due	$–	$–

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Past Due Loans
The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
March 31, 2011	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$3,223	$1,626	$5,242	$10,091	$540,978	$551,069
Construction and development	−	−	−	−	34,615	34,615
Other	2,474	315	2,524	5,313	465,391	470,704
Residential real estate:
Mortgages	2,986	1,345	5,165	9,496	627,420	636,916
Homeowner construction	−	−	−	−	12,241	12,241
Consumer:
Home equity lines	1,062	238	120	1,420	219,583	221,003
Home equity loans	598	–	170	768	47,569	48,337
Other	75	97	27	199	54,553	54,752
Total loans	$10,418	$3,621	$13,248	$27,287	$2,002,350	$2,029,637

(Dollars in thousands)	Days Past Due
December 31, 2010	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$2,185	$514	$5,322	$8,021	$510,602	$518,623
Construction and development	−	−	−	−	47,335	47,335
Other	1,862	953	3,376	6,191	454,916	461,107
Residential real estate:
Mortgages	3,073	1,477	4,041	8,591	626,148	634,739
Homeowner construction	−	−	−	−	10,281	10,281
Consumer:
Home equity lines	1,255	170	−	1,425	216,863	218,288
Home equity loans	529	180	11	720	49,904	50,624
Other	221	98	−	319	54,322	54,641
Total loans	$9,125	$3,392	$12,750	$25,267	$1,970,371	$1,995,638

Included in past due loans as of March 31, 2011 and December 31, 2010, were nonaccrual loans of $16.5 million and $14.9 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogenous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  The following is a summary of impaired loans, as of the dates indicated:

(Dollars in thousands)	Recorded		Unpaid		Related
	Investment (1)		Principal		Allowance
	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011		Dec. 31, 2010
No Related Allowance Recorded:
Commercial:
Mortgages	$1,772	$3,113	$1,768	$3,128	$	−	$	−
Construction and development	−	−	−	−		−		−
Other	2,453	3,237	2,579	3,834		−		−
Residential real estate:
Mortgages	2,149	928	2,230	937		−		−
Homeowner construction	−	−	−	−		−		−
Consumer:
Home equity lines	−	−	−	−		−		−
Home equity loans	159	163	159	159		−		−
Other	−	−	−	−		−		−
Subtotal	$6,533	$7,441	$6,736	$8,058	$	−	$	−

With Related Allowance Recorded:
Commercial:
Mortgages	$14,418	$15,287	$15,422	$15,930		$546		$629
Construction and development	−	−	−	−		−		−
Other	6,636	6,632	9,119	9,311		774		1,245
Residential real estate:
Mortgages	3,742	3,773	4,004	3,971		337		258
Homeowner construction	−	−	−	−		−		−
Consumer:
Home equity lines	105	105	172	172		1		1
Home equity loans	260	307	281	330		1		4
Other	258	145	259	143		2		−
Subtotal	$25,419	$26,249	$29,257	$29,857		$1,661		$2,137
Total impaired loans	$31,952	$33,690	$35,993	$37,915		$1,661		$2,137

Total:
Commercial	$25,279	$28,269	$28,888	$32,203		$1,320		$1,874
Residential real estate	5,891	4,701	6,234	4,908		337		258
Consumer	782	720	871	804		4		5
Total impaired loans	$31,952	$33,690	$35,993	$37,915		$1,661		$2,137

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs.  For impaired accruing loans (those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest.  As of March 31, 2011 and December 31, 2010, recorded investment in impaired loans included accrued interest of $58 thousand and $62 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the average recorded investment and interest income recognized on impaired loans segregated by loan class for the period indicated:

(Dollars in thousands)	Average Recorded		Interest Income
	Investment		Recognized
Three months ended March 31,	2011	2010	2011	2010
Commercial:
Mortgages	$18,150	$16,653	$173	$169
Construction and development	–	–	–	–
Other	11,480	9,796	94	66
Residential real estate:
Mortgages	5,028	4,369	44	52
Homeowner construction	–	–	–	–
Consumer:
Home equity lines	105	303	1	3
Home equity loans	459	620	6	12
Other	201	210	4	4
Totals	$35,423	$31,951	$322	$306

At March 31, 2011, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans.  Loans are rated on a scale of 1 to 10.  This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10.  The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  As of March 31, 2011 and December 31, 2010, the weighted average risk rating of the Corporation’s commercial loan portfolio was 5.00 and 5.01, respectively.

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

Classified – Loans identified as “substandard”, “doubtful” or “loss” based on criteria consistent with guidelines provided by banking regulators. A "substandard" loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business.  The loans are closely watched and are either already on nonaccrual status or may be placed in nonaccrual status when management determines there

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)
	Pass		Special Mention		Classified
	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011	Dec. 31, 2010
Mortgages	$520,656	$485,668	$13,914	$16,367	$16,499	$16,588
Construction and development	30,307	43,119	4,308	4,216	−	−
Other	437,063	425,522	23,632	28,131	10,009	7,454
Total commercial loans	$988,026	$954,309	$41,854	$48,714	$26,508	$24,042

The Corporation’s procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a changes is warranted.  On a quarterly basis, the criticized loan portfolio which consists of commercial and commercial real estate loans that are risk rated special mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit.  An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications.  This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

Residential and Consumer
The residential and consumer portfolios are monitored on an ongoing basis by the Corporation using delinquency information and loan type as credit quality indicators.  These credit quality indicators are assessed on an aggregate basis in these relatively homogenous portfolios.  The following table presents the residential and consumer loan portfolios, segregated by category of credit quality indicator:

(Dollars in thousands)	Under 90 Days		Over 90 Days
	Past Due		Past Due
	Mar. 31, 2011	Dec. 31, 2010	Mar. 31, 2011		Dec. 31, 2010
Residential Real Estate:
Accruing mortgages	$628,651	$628,325	$	−	$	−
Nonaccrual mortgages	3,100	2,373		5,165		4,041
Homeowner construction	12,241	10,281		−		−
Total residential real estate loans	$643,992	$640,979		$5,165		$4,041

Consumer:
Home equity lines	$220,883	$218,288		$120	$	−
Home equity loans	48,167	50,613		170		11
Other	54,725	54,641		27		−
Total consumer loans	$323,775	$323,542		$317		$11

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

An additional unallocated allowance is maintained based on a judgmental process whereby management considers qualitative and quantitative assessments of other environmental factors, including, but not limited to, portfolio composition; regional concentration; trends in and severity of credit quality metrics; economic trends and business conditions; conditions that may affect the collateral position such as environmental matters, tax liens, and regulatory changes affecting the foreclosure process; and conditions that may affect the ability of borrowers to meet debt service requirements.

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following is an analysis of activity in the allowance for loan losses for the three months ended March 31, 2011:

(Dollars in thousands)
	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,330	$723	$6,495	$14,548	$4,129	$1,903	$8,003	$28,583
Charge-offs	(335)	–	(578)	(913)	(119)	(20)	–	(1,052)
Recoveries	2	–	70	72	1	5	–	78
Provision	603	(191)	269	681	794	158	(133)	1,500
Ending Balance	$7,600	$532	$6,256	$14,388	$4,805	$2,046	$7,870	$29,109

The following table presents an analysis of the activity in the allowance for loan losses for the period indicated:

	(Dollars in thousands)

	Three months ended March 31,	2010
	Beginning Balance	$27,400
	Charge-offs:
Commercial:	Mortgages	(493)
	Other	(535)
	Residential real estate mortgages	(171)
	Consumer	(76)
	Total charge-offs	(1,275)
	Recoveries:
Commercial:	Mortgages	2
	Other	27
	Residential real estate mortgages	50
	Consumer	7
	Total recoveries	86
	Net charge-offs	(1,189)
	Provision charged to expense	1,500
	Ending Balance	$27,711

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss at March 31, 2011 and December 31, 2010 by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology.

(Dollars in thousands)	March 31, 2011		December 31, 2010
		Related		Related
	Loans	Allowance	Loans	Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$16,140	$546	$18,360	$629
Construction & development	−	−	−	−
Other	9,074	774	9,854	1,245

Residential real estate mortgages	5,898	337	4,699	258

Consumer	782	4	715	5
Subtotal	$31,984	$1,661	$33,628	$2,137

Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$534,929	$7,054	$500,263	$6,701
Construction & development	34,615	532	47,335	723
Other	461,630	5,482	451,253	5,250

Residential real estate mortgages	643,259	4,468	640,321	3,871

Consumer	323,310	2,042	322,838	1,898
Subtotal	$1,997,743	$19,578	$1,962,010	$18,443

Unallocated	–	7,870	–	8,003
Total	$2,029,637	$29,109	$1,995,638	$28,583

(7) Borrowings
 Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $469 million at March 31, 2011 and $499 million at December 31, 2010.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at March 31, 2011.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at March 31, 2011.  Included in the collateral were securities available for sale with a fair value of $281.5 million and $273.7 million that were specifically pledged to secure FHLBB borrowings at March 31, 2011 and December 31, 2010, respectively.  See Note 5 for discussion on loans pledged as collateral for FHLBB borrowings.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(8) Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at March 31, 2011 and December 31, 2010, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
March 31, 2011:
Total Capital (to Risk-Weighted Assets):
Corporation	$264,246	12.92%	$163,612	8.00%	$204,515	10.00%
Bank	$260,407	12.75%	$163,421	8.00%	$204,276	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$238,361	11.65%	$81,806	4.00%	$122,709	6.00%
Bank	$234,551	11.48%	$81,710	4.00%	$122,565	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$238,361	8.49%	$112,242	4.00%	$140,302	5.00%
Bank	$234,551	8.37%	$112,081	4.00%	$140.101	5.00%

December 31, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$259,122	12.79%	$162,083	8.00%	$202,603	10.00%
Bank	$255,078	12.61%	$161,878	8.00%	$202,347	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$233,540	11.53%	$81,041	4.00%	$121,562	6.00%
Bank	$229,528	11.34%	$80,939	4.00%	$121,408	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$233,540	8.25%	$113,188	4.00%	$141,485	5.00%
Bank	$229,528	8.12%	$113,001	4.00%	$141,252	5.00%

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Mar. 31, 2011	Dec. 31, 2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$167,176	$176,436
Home equity lines	181,472	182,260
Other loans	26,980	23,971
Standby letters of credit	9,567	9,510
Equity commitments to affordable housing partnerships	449	449
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	8,048	10,893
Commitments to sell fixed rate mortgage loans	10,783	24,901
Customer related derivative contracts:
Interest rate swaps with customers	62,518	59,749
Mirror swaps with counterparties	62,518	59,749
Interest rate risk management contracts:
Interest rate swap contracts	32,991	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At March 31, 2011 and December 31, 2010, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.6 million and $9.5 million, respectively.  At March 31, 2011 and December 31, 2010, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three months ended March 31, 2011 and 2010 $64 thousand and $20 thousand, respectively.

At March 31, 2011 and December 31, 2010, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Equity Commitments
Equity commitments to affordable housing partnerships represent funding commitments by Washington Trust to two limited partnerships.  These partnerships were created for the purpose of renovating and operating two low-income housing projects.  The funding of these commitments is generally contingent upon substantial completion of the projects.

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

At of March 31, 2011 and December 31, 2010, the Bancorp had two interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debenture.

The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.

The Bancorp pledged collateral to derivative counterparties in the form of cash totaling $1.2 million and $1.9 million as of March 31, 2011 and December 31, 2010, respectively.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The Bank has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At March 31, 2011 and December 31, 2010, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $62.5 million and $59.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Mar. 31, 2011	Dec. 31, 2010	Balance Sheet Location	Mar. 31, 2011	Dec. 31, 2010
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts		$–	$–	Other liabilities	$833	$1,098
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	28	31	Other liabilities	46	135
Commitments to sell fixed rate mortgage loans	Other assets	48	571	Other liabilities	57	32
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	3,142	3,690		–	–
Mirror swaps with counterparties		–	–	Other liabilities	3,228	3,806
Total		$3,218	$4,292		$4,164	$5,071

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)			Location of Gain
	Gain (Loss)		(Loss) Recognized in
	Recognized in Other		Income on Derivative	Gain (Loss)
	Comprehensive		(Ineffective Portion	Recognized in Income
	Income		and Amount	on Derivative
	(Effective Portion)		Excluded from	(Ineffective Portion)
Three months ended March 31,	2011	2010	Effectiveness Testing)	2011	2010
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts	$172	$7	Interest Expense	$ –	$(78)
Total	$172	$7		$ –	$(78)

(Dollars in thousands)		Amount of Gain (Loss)
	Location of Gain	Recognized in Income
	(Loss) Recognized in	on Derivative
Three months ended March 31,	Income on Derivative	2011	2010
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$86	$149
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	(548)	(293)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	(96)	1,107
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	172	(1,039)
Total		$(386)	$(76)

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

Level 2 securities include debt securities with quoted prices, which are traded less frequently than exchange-traded instruments, whose value is determined using matrix pricing with inputs that are observable in the market or can be derived principally from or corroborated by observable market data.  This category generally includes obligations of U.S. government-sponsored enterprises, mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises, municipal bonds, trust preferred securities, corporate bonds and certain preferred equity securities.

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of March 31, 2011 and December 31, 2010, Level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of March 31, 2011 and December 31, 2010, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  Pricing information from one broker at March 31, 2011 was excluded from our valuation analysis.  We were unable to verify the factors used in determining the prices for both pooled trust preferred debt securities and found the pricing to be significantly above the range of price indications provided by other pricing sources.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)					Assets/
	Fair Value Measurements Using				Liabilities at
March 31, 2011	Level 1	Level 2	Level 3		Fair Value
Assets:
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$–	$32,903		$–	$32,903
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	417,588		–	417,588
States and political subdivisions	–	81,643		–	81,643
Trust preferred securities:
Individual name issuers	–	25,077		–	25,077
Collateralized debt obligations	–	–		752	752
Corporate bonds	–	15,075		–	15,075
Common stocks	806	–		–	806
Perpetual preferred stocks	2,314	-		–	2,314
Derivative Assets (1)
Interest rate swap contracts with customers	–	3,142		–	3,142
Forward loan commitments	–	–		76	76
Total assets at fair value on a recurring basis	$3,120	$575,428		$828	$579,376
Liabilities:
Derivative Liabilities (1)
Mirror swaps with counterparties	$–	$3,228	$	−	$3,228
Interest rate risk management contracts	−	833		−	833
Forward loan commitments	–	–		103	103
Total liabilities at fair value on a recurring basis	$–	$4,061		$103	$4,164

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
December 31, 2010	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$–	$40,994	$–	$40,994
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	429,771	–	429,771
States and political subdivisions	–	81,055	–	81,055
Trust preferred securities:
Individual name issuers	–	23,275	–	23,275
Collateralized debt obligations	–	–	806	806
Corporate bonds	–	15,212	–	15,212
Common stocks	809	–	–	809
Perpetual preferred stocks	2,178	–	–	2,178
Derivative Assets (1)
Interest rate swap contracts with customers	–	3,690	–	3,690
Forward loan commitments	–	–	602	602
Total assets at fair value on a recurring basis	$2,987	$593,997	$1,408	$598,392
Liabilities:
Derivative Liabilities (1)
Mirror swaps with counterparties	$–	$3,806	$–	$3,806
Interest rate risk management contract	–	1,098	–	1,098
Forward loan commitments	–	–	167	167
Total liabilities at fair value on a recurring basis	$–	$4,904	$167	$5,071

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, Level 2 and Level 3 during the three months ended March 31, 2011 and 2010.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated:

Three months ended March 31,	2011			2010
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities) (2)	Total	for Sale (1)	(Liabilities) (2)	Total
Balance at January 1, 2011	$806	$435	$1,241	$1,065	$153	$1,218
Gains and losses (realized and unrealized):
Included in earnings (3)	(33)	(462)	(495)	(63)	(144)	(207)
Included in other comprehensive income	(21)	–	(21)	152	–	152
Purchases	–	–	–	–	–	–
Issuances	–	–	–	–	–	–
Settlements	–	–	–	–	–	–
Transfers into Level 3	–	–	–	–	–	–
Transfers out of Level 3	–	–	–	–	–	–
Balance at March 31, 2011	$752	$(27)	725	$1,154	$9	$1,163

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.
(2)	During the periods indicated, Level 3 derivative assets / liabilities consisted of interest rate lock commitments written for our residential mortgage loans that we intend to sell.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on two Level 3 pooled trust preferred debt securities.  Credit-related impairment losses of $33 thousand and $63 thousand were recognized during the three months ended March 31, 2011 and 2010.  The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of interest rate lock commitments written for our residential mortgage loans that we intend to sell, were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2011:

(Dollars in thousands)	Carrying Value at March 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$–	$2,253	$2,253
Total assets at fair value on a nonrecurring basis	$–	$–	$2,253	$2,253

Collateral dependent impaired loans with a carrying value of $2.3 million at March 31, 2011 were subject to nonrecurring fair value measurement during the three months ended March 31, 2011.  As of March 31, 2011 the allowance for loan losses allocation on these loans amounted to $620 thousand.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the three months ended March 31, 2010:

(Dollars in thousands)	Carrying Value at March 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$–	$2,694	$2,694
Total assets at fair value on a nonrecurring basis	$–	$–	$2,694	$2,694

Collateral dependent impaired loans with a carrying value of $2.7 million at March 31, 2010 were subject to nonrecurring fair value measurement during the three months ended March 31, 2010.  As of March 31, 2010 the allowance for loan losses allocation on these loans amounted to $701 thousand.

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of financial instruments:

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$74,409	$74,409	$92,736	$92,736
Mortgage loans held for sale	2,985	3,054	13,894	13,894
Securities available for sale	576,158	576,158	594,100	594,100
FHLBB stock	42,008	42,008	42,008	42,008
Loans, net of allowance for loan losses	2,000,528	2,068,683	1,967,055	2,029,951
Accrued interest receivable	9,319	9,319	8,568	8,568
Bank-owned life insurance	52,320	52,320	51,844	51,844
Customer related interest rate swap contracts	3,142	3,142	3,690	3,690
Forward loan commitments (1)	76	76	602	602

Financial Liabilities:
Noninterest-bearing demand deposits	$274,798	$274,798	$228,437	$228,437
NOW accounts	228,502	228,502	241,974	241,974
Money market accounts	387,923	387,923	396,455	396,455
Savings accounts	223,599	223,599	220,888	220,888
Time deposits	934,024	948,666	948,576	962,608
FHLBB advances	469,235	502,234	498,722	533,802
Junior subordinated debentures	32,991	22,233	32,991	22,092
Securities sold under repurchase agreements	19,500	20,321	19,500	20,543
Other borrowings	1,967	1,967	3,859	3,859
Accrued interest payable	3,624	3,624	3,999	3,999
Customer related interest rate swap contracts	3,228	3,228	3,806	3,806
Interest rate risk management contract	833	833	1,098	1,098
Forward loan commitments (1)	103	103	167	167

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

For the periods indicated, the composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified		Non-Qualified
	Pension Plan		Retirement Plans
Three months ended March 31,	2011	2010	2011	2010
Service cost	$579	$584	$18	$23
Interest cost	645	627	124	129
Expected return on plan assets	(699)	(630)	-	-
Amortization of transition asset	–	–	-	-
Amortization of prior service cost	(8)	(8)	-	2
Recognized net actuarial loss	97	80	3	5
Net periodic benefit cost	$614	$653	$145	$159

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2010 that it expected to contribute $3.0 million to its qualified pension plan and $723 thousand in benefit payments to its non-qualified retirement plans in 2011.  During the three months ended March 31, 2011, no contributions have been made to the qualified pension plan and $153 thousand in benefit payments have been made to the non-qualified retirement plans.  The Corporation contributed $3.0 million to the qualified pension plan on April 1, 2011 and it presently anticipates contributing an additional $570 thousand in benefit payments to the non-qualified retirement plans throughout the remainder of 2011.

(12) Share-Based Compensation Arrangement
Washington Trust has two share-based compensation plans, Bancorp’s 2003 Stock Incentive Plan, as amended, and Bancorp’s 1997 Equity Incentive Plan, as amended, (collectively “the Plans”).

Amounts recognized in the consolidated financial statements for share options, nonvested share units, nonvested share awards and nonvested performance shares are as follows:

(Dollars in thousands)

Three months ended March 31,	2011	2010
Share-based compensation expense	$328	$177
Related tax benefit	$117	$63

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

Share Options
There were no share options granted during the three months ended March 31, 2011 and 2010.

A summary of share option activity under the Plans as of March 31, 2011, and changes during the three months ended March 31, 2011, is presented below:

(Dollars in thousands)	Number	Weighted	Weighted Average
	Of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2011	795,257	$22.46
Granted	–	–
Exercised	81,905	18.39
Forfeited or expired	9,250	22.31
Outstanding at March 31, 2011	704,102	$22.94	4.2 years	$1,580
As of March 31, 2011:
Options exercisable	520,020	$23.79	2.8 years	$955
Options expected to vest in future periods	184,082	$20.51	8.2 years	$624

The total intrinsic value of share options exercised during the three months ended March 31, 2011 and 2010 was $352 thousand and $113 thousand, respectively.

Nonvested Shares and Share Units
There were no nonvested shares or share units granted, vested or forfeited during the three months ended March 31, 2011 and 2010.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Nonvested Performance Shares
Performance share awards are granted providing the opportunity to earn shares of common stock of the Corporation, the number of which will be determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The number of shares awarded upon vesting will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group.

During the three months ended March 31, 2011, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 73,502 shares.  The performance shares awarded are valued at $21.62, the fair market value at the date of grant, and vest over a three-year period.

During the three months ended March 31, 2010, a performance share award was granted to an executive officer providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 25,000 shares.  The performance shares awarded are valued at $15.11, the fair market value at the date of grant, and vest over a three-year period.

A summary of the status of Washington Trust’s performance share awards as of March 31, 2011, and changes during the three months ended March 31, 2011, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Performance shares at January 1, 2011	16,500	$15.11
Granted	44,102	21.62
Vested	–	–
Forfeited	–	–
Performance shares at March 31, 2011	60,602	$19.85

As of March 31, 2011, there was $2.1 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.4 years.

(13) Business Segments
Washington Trust segregates financial information in assessing its results among two operating segments: Commercial Banking and Wealth Management Services.  The amounts in the Corporate column include activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units.  The Corporate column is not considered to be an operating segment.  The methodologies and organizational hierarchies that define the business segments are periodically reviewed and revised.  Results may be restated, when necessary, to reflect changes in organizational structure or allocation methodology.  Any changes in estimates and allocations that may affect the reported results of any business segment will not affect the consolidated financial position or results of operations of Washington Trust as a whole.  The following table presents the statement of operations and total assets for Washington Trust’s reportable segments:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended March 31,	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income (expense)	$16,880	$18,030	$(6)	$(16)	$3,453	$(10)	$20,327	$18,004
Noninterest income (expense)	4,181	3,756	7,080	6,306	436	405	11,697	10,467
Total income	21,061	21,786	7,074	6,290	3,889	395	32,024	28,471
Provision for loan losses	1,500	1,500	–	–	–	–	1,500	1,500
Depreciation and amortization expense	600	626	337	396	68	50	1,005	1,072
Other noninterest expenses	12,690	11,534	4,670	4,721	2,375	2,350	19,735	18,605
Total noninterest expenses	14,790	13,660	5,007	5,117	2,443	2,400	22,240	21,177
Income (loss) before income taxes	6,271	8,126	2,067	1,173	1,446	(2,005)	9,784	7,294
Income tax expense (benefit)	2,082	2,793	770	416	132	(1,087)	2,984	2,122
Net income (loss)	$4,189	$5,333	$1,297	$757	$1,314	$(918)	$6,800	$5,172

Total assets at period end	2,111,474	2,012,428	51,267	51,663	729,531	832,334	2,892,272	2,896,425
Expenditures for long-lived assets	422	326	258	48	33	247	713	621

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

Wealth Management Services
Wealth Management Services includes asset management services provided for individuals and institutions and mutual funds; personal trust services, including services as executor, trustee, administrator, custodian and guardian; institutional trust services, including services as trustee for pension and profit sharing plans; and other financial planning and advisory services.

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs.  It also includes income from bank-owned life insurance as well as administrative and executive expenses not allocated to the business lines and the residual impact of methodology allocations such as funds transfer pricing offsets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(14) Comprehensive Income
(Dollars in thousands)

Three months ended March 31,	2011	2010
Net income	$6,800	$5,172
Unrealized gains on securities, net of income tax expense of $52 in 2011 and $1,126 in 2010	89	1,995
Unrealized gains (losses) on cash flow hedges, net of income tax expense of $27 in 2011 and net of income tax benefit of $65 in 2010	49	(117)
Less reclassification adjustments:
Losses on securities, net of income tax benefit of $29 in 2011 and $1 in 2010	53	1
Change in non-credit portion of other-than-temporary impairment losses, net of income tax expense of $7 in 2011 and net of income tax benefit of $22 in 2010	(13)	39
Gains on cash flow hedges, net of income tax expense of $68 in 2011 and $69 in 2010	123	124
Net periodic pension cost, net of income tax expense of $33 in 2011 and $28 in 2010	60	51
Total comprehensive income	$7,161	$7,265

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

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)

Three months ended March 31,	2011	2010
Net income	$6,800	$5,172
Less dividends and undistributed earnings allocated to participating securities	(27)	(11)
Net income applicable to common shareholders	$6,773	$5,161

Weighted average basic common shares	16,197.2	16,057.7

Dilutive effect of common stock equivalents	32.6	43.8
Weighted average diluted common shares	16,229.8	16,101.5
Earnings per common share:
Basic	$0.42	$0.32
Diluted	$0.42	$0.32

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 450 thousand and 796 thousand for the three months ended March 31, 2011 and 2010, respectively.

(16) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business.  Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the Annual Report on Form 10-K for the year ended December 31, 2010, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results for the full-year ended December 31, 2011 or any future period.

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

Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as filed with the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

Critical Accounting Policies
Accounting policies involving significant judgments and assumptions by management, which have, or could have, a material impact on the carrying value of certain assets and impact income are considered critical accounting policies.  The Corporation considers the following to be its critical accounting policies: allowance for loan losses, review of goodwill and intangible assets for impairment, and valuation of investment securities for impairment.  There have been no significant changes in the Corporation’s critical accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010.

Recently Issued Accounting Pronouncements
See Note 2 to the Consolidated Financial Statements for details of recently issued accounting pronouncements and their expected impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Overview
Washington Trust offers a comprehensive product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and southeastern Connecticut, ATMs, and its Internet website (www.washtrust.com).

Our largest source of operating income is net interest income, the difference between interest earned on loans and securities and interest paid on deposits and other borrowings.  In addition, we generate noninterest income from a number of sources including wealth management services, deposit services, merchant credit card processing, card interchange fees, bank-owned life insurance, loan sales, commissions on loans originated for others and sales of investment securities.  Our principal noninterest expenses include salaries and employee benefits, occupancy and facility-related costs, merchant processing costs, FDIC deposit insurance costs, technology and other administrative expenses.

Our financial results are affected by interest rate volatility, changes in general and local economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.

Composition of Earnings
Net income for the first quarter of 2011 amounted to $6.8 million, or 42 cents per diluted share, up by 31% from the $5.2 million, or 32 cents per diluted share, reported for the first quarter a year earlier.  The returns on average equity and average assets for the first quarter of 2011 were 10.04% and 0.94%, respectively, compared to 8.00% and 0.71%, respectively, for the same quarter in 2010.

The increase in profitability over 2010 was mainly attributable to higher net interest income and wealth management revenues, offset, in part, by increases in salaries and employee benefits costs, foreclosed property costs and credit and collection costs associated with loan workouts.

Net interest income for the first quarter of 2011 increased by $2.3 million, or 13%, from the same quarter in 2010, reflecting improvement in the net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets.)  The net interest margin increased by 38 basis points over the first quarter of 2010, due in large part to a reduction in funding costs.  The cost of interest-bearing liabilities for the first quarter of 2011 declined by 50 basis points compared to the same quarter in 2010.

The loan loss provision charged to earnings amounted to $1.5 million for the first quarter of 2011, unchanged from the first quarter 2010 level.  Net charge-offs in the first quarter of 2011 amounted to $974 thousand, compared to $1.2 million in the same period a year ago.  Management believes that the provision for loan losses has been consistent with the trend in asset quality and credit quality indicators.

Revenue from wealth management services, our primary source of noninterest income, for the first quarter of 2011 increased by $774 thousand, or 12%, from the same quarter in 2010.  The increase in this revenue source reflected higher valuations in the financial markets and strong investment performance.  Wealth management assets under administration totaled $4.1 billion at March 31, 2011, up by $152 million from the balance at December 31, 2010 and up by $250 million from the balance at March 31, 2010.

Noninterest expenses amounted to $20.7 million for the first quarter of 2011, an increase of $1.1 million, or 5%, from the first quarter of 2010, reflecting increases in salaries and employee benefit costs, foreclosed property costs and credit and collection costs.

Income tax expense amounted to $3.0 million in the first quarter of 2011, an increase of $862 thousand from the same period a year earlier.  The effective tax rate for the first quarter of 2011 was 30.5%, compared to 29.1% for the first quarter of 2010.

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

The Commercial Banking segment reported net income of $4.2 million in the first quarter of 2011, down by $1.1 million, or 21%, compared to the same quarter in 2010.  Commercial Banking net interest income for the first three months of 2011 amounted to $16.9 million, down by 6% from the same period in 2010, primarily reflecting declines in the funds transfer pricing credit for deposit products resulting from a sustained low interest rate environment.  The decline in net interest income for this segment was offset by an increase in net interest income for the Corporate unit as funding costs declined more than asset yields, reflecting the asset sensitive position of Washington Trust’s balance sheet.  Noninterest income derived from the Commercial Banking segment in the first three months of 2011 totaled $4.2 million, compared to $3.8 million from the same period a year earlier.  Commercial Banking other noninterest expenses amounted to $12.7 million in the first quarter of 2011, up by 10% from the first quarter of 2010.  This increase reflected increases in salaries and benefits, foreclosed property costs and credit and collection costs.

The Wealth Management Services segment reported net income of $1.3 million in the first quarter of 2011, compared to $757 thousand in the first quarter of 2010.  Noninterest income derived from the Wealth Management Services segment was $7.1 million in the first three months of 2011, up by $774 thousand, or 12%, from the same period in 2010.  This revenue is dependent to a large extent on the value of assets under administration and is closely tied to the performance of the financial markets.  Wealth management assets under administration totaled $4.1 billion at March 31, 2011, up by $250 million, or 6%, from the first quarter of 2010, due primarily to net investment appreciation and income.

Net Interest Income
Net interest income continues to be the primary source of Washington Trust’s operating income.  Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-earning assets and interest-bearing liabilities.  Included in interest income are loan prepayment fees and certain other fees, such as late charges.

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax–exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the first quarter of 2011 totaled $20.8 million, an increase of $2.4 million, or 13%, from the same period in 2010.  The net interest margin for the first quarter of 2011 amounted to 3.16%, compared to 2.78% for the same quarter a year earlier.  The 38 basis point increase in the net interest margin was due in large part to lower funding costs, as indicated by a 50 basis point decline in the cost of interest-bearing liabilities from the first quarter of 2010.

Average interest-earning assets for the three months ended March 31, 2011 decreased by $18 million, or 1%, from the same period a year earlier.  A decline in the investment securities portfolio balance was partially offset by growth in the loan portfolio.  Total average securities for the three months ended March 31, 2011 decreased by $109 million from the same period last year primarily due to management’s strategy to not reinvest the proceeds from maturities and pay-downs on mortgage-backed securities.  The FTE rate of return on securities for the first quarter of 2011 decreased by 10 basis points from the same quarter in 2010.  The decrease in the total yield on securities reflects maturities and pay-downs of higher yielding securities.  Total average loans for the three months ended March 31, 2011 increased by $82 million from the same period in 2010 mainly due to growth in the commercial loan portfolio.  The yield on total loans for the first quarter of 2011 decreased by 14 basis points from the comparable 2010 period, reflecting maturities of higher yielding loans.  The contribution of loan prepayment penalty and other fees to the yield on total loans was 3 basis points in the first quarter of 2011 and 8 basis points in the first quarter of 2010.

For the three months ended March 31, 2011, average interest-bearing liabilities decreased by $75 million or 3% from the amount reported for the same period in 2010.  Declines in average FHLBB advances and out-of-market brokered certificates of deposit were offset, in part, by growth in deposits.  The average balance of FHLBB advances for the three months ended March 31, 2011 decreased by $117 million, or 20%, from 2010.  The average rate paid on such advances for the first quarter of 2011 decreased by 22 basis points from the same period a year earlier.  Average interest-bearing deposits for the first quarter of 2011 increased by $39 million, while the average rate paid on interest-bearing deposits decreased by 39 basis points from the comparable quarter in 2010.  Interest-bearing deposits include out-of-market brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLBB advances and other sources.  Average out-of-market brokered certificates of deposit for the first quarter of 2011 decreased by $40 million from the comparable 2010 quarter, with a 45 basis point decline in the average rate paid.  Excluding out-of-market brokered certificates of deposit, average in-market interest-bearing deposits for the first quarter of 2011 increased by $79 million from same quarter in 2010, while the average rate paid on in-market interest-bearing deposits decreased by 31 basis points.

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

Three months ended March 31,	2011			2010
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$1,037,379	$13,505	5.28%	$985,807	$12,904	5.31%
Residential real estate loans, including
mortgage loans held for sale	651,277	7,700	4.79%	615,507	7,874	5.19%
Consumer loans	324,046	3,144	3.93%	329,312	3,239	3.99%
Total loans	2,012,702	24,349	4.91%	1,930,626	24,017	5.05%
Cash, federal funds sold and
other short-term investments	43,945	24	0.22%	35,770	21	0.24%
FHLBB stock	42,008	32	0.31%	42,008	–	–%
Taxable debt securities	492,213	4,773	3.93%	599,171	6,051	4.10%
Nontaxable debt securities	79,452	1,166	5.95%	79,582	1,156	5.89%
Corporate stocks	2,513	50	8.07%	4,013	75	7.58%
Total securities	574,178	5,989	4.23%	682,766	7,282	4.33%
Total interest-earning assets	2,672,833	30,394	4.61%	2,691,170	31,320	4.72%
Noninterest-earning assets	211,785			204,986
Total assets	$2,884,618			$2,896,156
Liabilities and Shareholders’ Equity:
NOW accounts	$224,977	$58	0.10%	$194,471	$64	0.13%
Money market accounts	399,312	323	0.33%	409,214	617	0.61%
Savings accounts	220,352	75	0.14%	196,880	85	0.18%
Time deposits	946,431	3,746	1.61%	951,453	5,003	2.13%
FHLBB advances	475,370	4,732	4.04%	591,974	6,219	4.26%
Junior subordinated debentures	32,991	390	4.79%	32,991	630	7.74%
Other	23,123	241	4.23%	20,986	242	4.68%
Total interest-bearing liabilities	2,322,556	9,565	1.67%	2,397,969	12,860	2.17%
Demand deposits	249,503			200,203
Other liabilities	41,568			39,506
Shareholders’ equity	270,991			258,478
Total liabilities and shareholders’ equity	$2,884,618			$2,896,156
Net interest income		$20,829			$18,460
Interest rate spread			2.94%			2.55%
Net interest margin			3.16%			2.78%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended March 31,	2011	2010
Commercial and other loans	$90	$49
Nontaxable debt securities	397	387
Corporate stocks	15	20
Total	$502	$456

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended
	March 31, 2011 vs. 2010
	Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial and other loans	$674	$(73)	$601
Residential real estate loans, including
mortgage loans held for sale	447	(621)	(174)
Consumer loans	(49)	(46)	(95)
Cash, federal funds sold and other short-term investments	5	(2)	3
FHLBB stock	–	32	32
Taxable debt securities	(1,037)	(241)	(1,278)
Nontaxable debt securities	(2)	12	10
Corporate stocks	(30)	5	(25)
Total interest income	8	(934)	(926)
Interest on Interest-Bearing Liabilities:
NOW accounts	9	(15)	(6)
Money market accounts	(15)	(279)	(294)
Savings accounts	11	(21)	(10)
Time deposits	(27)	(1,230)	(1,257)
FHLBB advances	(1,178)	(309)	(1,487)
Junior subordinated debentures	–	(240)	(240)
Other	23	(24)	(1)
Total interest expense	(1,177)	(2,118)	(3,295)
Net interest income	$1,185	$1,184	$2,369

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

The provision for loan losses charged to earnings amounted to $1.5 million for the three months ended March 31, 2011, unchanged from the first quarter 2010 level.  Net charge-offs amounted to $974 thousand for the first quarter of 2011, compared to $1.2 million for the same quarter in 2010.

Management believes that the provision for loan losses has been consistent with the trend in asset quality and credit quality indicators.  Approximately 63% of the first quarter 2011 loan loss provision of $1.5 million has been provided on the residential real estate and consumer loan portfolios.  This provision reflects management’s assessment of loss exposure associated with continued weakness in general economic conditions affecting these loan categories.

The allowance for loan losses was $29.1 million, or 1.43% of total loans, at March 31, 2011, compared to $28.6 million, or 1.43% of total loans, at December 31, 2010.  Management will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust, representing 37% of total revenues for the first quarter of 2011.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)
			Increase (Decrease)
Three months ended March 31	2011	2010	Amount	Percent
Noninterest Income:
Wealth management services:
Trust and investment advisory fees	$5,676	$5,017	$659	13%
Mutual fund fees	1,123	1,110	13	1
Financial planning, commissions and other service fees	281	179	102	57
Wealth management services	7,080	6,306	774	12
Service charges on deposit accounts	932	849	83	10
Merchant processing fees	1,944	1,606	338	21
Card interchange fees	487	389	98	25
Income from bank-owned life insurance	476	439	37	8
Net gains on loan sales and commissions on loans originated for others	525	560	(35)	(6)
Net realized losses on securities	(29)	–	(29)	–
Net gains on interest rate swap contracts	76	68	8	12
Equity in losses of unconsolidated subsidiaries	(144)	(52)	(92)	(177)
Other income	383	365	18	5
Noninterest income, excluding other-than-temporary impairment losses	11,730	10,530	1,200	11
Total other-than-temporary impairment losses on securities	(54)	(2)	(52)	(2,600)
Portion of loss recognized in other comprehensive income (before taxes)	21	(61)	82	134
Net impairment losses recognized in earnings	(33)	(63)	30	48
Total noninterest income	$11,697	$10,467	$1,230	12%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets.  The following table presents the changes in wealth management assets under administration for the three months ended March 31, 2011 and 2010.

(Dollars in thousands)

Three months ended March 31,	2011	2010
Wealth Management Assets under Administration (1):
Balance at the beginning of period	$3,967,207	$3,735,646
Net investment appreciation & income	145,563	99,121
Net client cash flows	6,437	34,735
Balance at the end of period	$4,119,207	$3,869,502

(1)
 Amounts prior to 2011 have been revised to reflect current reporting practices.  The most significant change was related to a change in the nature of a client relationship, which reduced the scope and frequency of services provided by Washington Trust.  This change occurred at the beginning of the third quarter of 2010.  In 2011, management concluded that a declassification of these client assets from assets under administration was appropriate, based on its current reporting practices.  Accordingly, the 2010 assets under administration have been reduced by $106 million, beginning in the third quarter of that year.  This revision to previously reported assets under administration did not result in any change to the reported amounts of wealth management revenues.

Noninterest Income Analysis
Wealth management revenues for the first quarter of 2011 increased by $774 thousand, or 12%, from the first quarter a year earlier, reflecting strong financial markets and strong investment performance.  Wealth management assets under administration totaled $4.119 billion at March 31, 2011.  Assets under administration were up by $152 million, or 4%, from December 31, 2010, with net investment appreciation and income of $146 million and net client cash inflows of $6 million.

Service charges on deposit accounts were $932 thousand in the first quarter of 2011, up $83 thousand, or 10%, compared to the first quarter a year earlier.  The largest component of this revenue source is overdraft and non-sufficient funds fees, which is largely driven by customer activity.  Overdraft and non-sufficient funds fees amounted to $539 thousand for the first quarter of 2010, down by $57 thousand, or 10%, compared to the first quarter a year earlier, primarily due to regulatory changes which became effective in the third quarter of 2010.  This decline was offset by an increase of $141 thousand in other deposit service charges, reflecting growth in deposits and a higher level of other service charge income.

Merchant processing fees represents charges to merchants for credit card transactions processed.  Merchant processing fees for the first quarter of 2011 increased by $338 thousand, or 21%, from the same quarter in 2010 primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense.”

Card interchange fees represent fees related to debit card transactions.  Card interchange fees for the first quarter of 2011 increased by $98 thousand, or 25%, from the same period a year earlier primarily due to volume and increased interchange fee rates.

Equity in losses of unconsolidated subsidiaries, primarily losses generated by real estate limited partnerships, amounted to $144 thousand for the first quarter of 2011, compared to $52 thousand for the same period a year earlier.  As of March 31, 2011, Washington Trust has investments in two real estate limited partnerships, one of which was entered into in the latter portion of 2010.  Washington Trust accounts for its investment in these partnerships using the equity method.  Losses generated by the partnerships are recorded as a reduction in other assets in the Consolidated Balance Sheets and as a reduction of noninterest income in the Consolidated Statements of Income.  Tax credits generated by the partnerships are recorded as a reduction in the income tax provision.

Noninterest Expense
The following table presents a noninterest expense comparison for the three months ended March 31, 2011 and 2010.

(Dollars in thousands)
			Increase (Decrease)
Three months ended March 31,	2011	2010	Amount	Percent
Noninterest Expense
Salaries and employee benefits	$11,828	$11,501	$327	3%
Net occupancy	1,321	1,224	97	8
Equipment	1,049	997	52	5
Merchant processing costs	1,669	1,357	312	23
Outsourced services	872	840	32	4
FDIC deposit insurance costs	723	794	(71)	(9)
Legal, audit and professional fees	492	518	(26)	(5)
Advertising and promotion	353	364	(11)	(3)
Amortization of intangibles	238	291	(53)	(18)
Foreclosed property costs	166	36	130	361
Other	2,029	1,755	274	16
Total noninterest expense	$20,740	$19,677	$1,063	5%

Noninterest Expense Analysis
Salaries and employee benefit expense, the largest component of noninterest expense, totaled $11.8 million for the three months ended March 31, 2011, up by $327 thousand or 3%, from the same period a year earlier.  The increase was primarily attributable to merit pay increases and higher levels of stock based compensation.

Merchant processing costs for the first quarter of 2011 increased by $312 thousand, or 23%, from the same period a year earlier, primarily due to increases in volume of transactions processed for existing and new customers.  Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.  See discussion on the corresponding increase in merchant processing fees under the caption “Noninterest Income”.

Foreclosed property costs for the first quarter of 2011 totaled $166 thousand, up by $130 thousand from the first quarter a year earlier, mainly due to an increase in number of properties held at March 31, 2011 compared to the prior year.

Other noninterest expenses for the first quarter of 2011 increased by $274 thousand, or 16%, from the same period a year earlier, including a $69 thousand increase in credit and collection costs associated with loan workouts.

Income Taxes
Income tax expense amounted to $3.0 million for the three months ended March 31, 2011, as compared to $2.1 million for the same period in 2010.  The Corporation’s effective tax rate for the first quarter of 2011 was 30.5%, as compared to 29.1% for the same period last year.  The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, the dividends received deduction, income from BOLI and federal tax credits.

Financial Condition
Summary
Total assets amounted to $2.9 billion at March 31, 2011, down by $17 million from the end of 2010.  Total loans grew by $34 million, or 2%, during the first quarter of 2011, with a $29 million increase in commercial loans. The investment securities portfolio decreased by $18 million in the first quarter of 2011, reflecting a modest securities repositioning designed to improve overall yield of the securities portfolio, as well as maturities and principal pay-downs of mortgage-backed securities.

Nonperforming assets (nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession) amounted to $22.3 million, or 0.77% of total assets, at March 31, 2011.  Nonperforming assets declined by $666 thousand from the balance of $23.0 million, or 0.79% of total assets, at December 31, 2010, due to a $1.5 million decrease in property acquired through foreclosure or repossession, which was offset, in part, by an $869 thousand net increase in nonaccrual loans.  Overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.

Total liabilities declined $22 million in the three months ended March 31, 2011, with FHLBB advances decreasing by $29 million and total deposits increasing by $13 million.  The increase in deposits in the first quarter of 2011 included a $46 million increase in demand deposits.

Shareholders’ equity totaled $274 million at March 31, 2011, compared to $269 million at December 31, 2010.  As of March 31, 2011, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase.  The Corporation does not currently maintain portfolios of held to maturity or trading securities.  Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements.  Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.  See Note 4 and Note 10 to the Consolidated Financial Statements for additional information.

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of March 31, 2011 and December 31, 2010, our Level 3 financial instruments consisted primarily of two available for sale pooled trust preferred securities, which were not actively traded.

As of March 31, 2011 and December 31, 2010, the Corporation concluded that the low level of trading activity for our Level 3 pooled trust preferred securities continued to indicate that quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  Pricing information from one broker at March 31, 2011 was excluded from our valuation analysis.  We were unable to verify the factors used in determining the prices for both pooled trust preferred debt securities and found the pricing to be significantly above the range indications provided by other pricing sources.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an un-orderly fashion, actual proceeds received could potentially be significantly less than their fair values.

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$32,903	6%	$40,994	7%
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	417,588	73%	429,771	72%
States and political subdivisions	81,643	14%	81,055	14%
Trust preferred securities:
Individual name issuers	25,077	4%	23,275	4%
Collateralized debt obligations	752	–%	806	–%
Corporate bonds	15,075	3%	15,212	3%
Common stocks	806	–%	809	–%
Perpetual preferred stocks	2,314	–%	2,178	–%
Total securities available for sale	$576,158	100%	$594,100	100%

At March 31, 2011 the investment portfolio totaled $576 million, down by $18 million from the balance at December 31, 2010, due to a modest securities repositioning designed to improve overall yield of the securities portfolio and maturities and principal pay-downs of mortgage-backed securities.  The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. Government agencies or U.S. Government-sponsored enterprises.

At March 31, 2011 and December 31, 2010, the net unrealized gain position on the investment securities portfolio was $15.4 million and $15.2 million, respectively.  Included in these amounts were $10.2 million and $11.7 million, respectively, in gross unrealized losses.  Nearly all of these gross unrealized losses were concentrated in variable rate trust preferred securities issued by financial services companies.

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

Individual Issuer Trust Preferred Securities

(Dollars in thousands)
	March 31, 2011				Credit Ratings
Named Issuer		Amortized	Fair	Unrealized	March 31, 2011		Form 10-Q Filing Date
(parent holding company)	(a)	Cost (b)	Value	Loss	Moody's	S&P	Moody's	S&P
JPMorgan Chase & Co.	2	$9,727	8,348	(1,379)	A2	BBB+	A2	BBB+
Bank of America Corporation	3	5,737	4,528	(1,209)	Baa3	BB+ (c)	Baa3	BB+ (c)
Wells Fargo & Company	2	5,110	4,200	(910)	A3/ Baa1	A-	A3/Baa1	A-
SunTrust Banks, Inc.	1	4,166	3,297	(869)	Baa3	BB (c)	Baa3	BB (c)
Northern Trust Corporation	1	1,981	1,643	(338)	A3	A-	A3	A-
State Street Corporation	1	1,970	1,642	(328)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,919	1,419	(500)	Ba1 (c)	BB- (c)	Ba1 (c)	BB- (c)
Totals	11	$30,610	25,077	(5,533)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Net of other-than-temporary impairment losses recognized in earnings.

(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at March 31, 2011.

Pooled Trust Preferred Obligations

(Dollars in thousands)	March 31, 2011
					Deferrals	Credit Ratings
	Amortized	Fair	Unrealized	No. of Cos. in	and Defaults	March 31, 2011		Form 10-Q Filing Date
Deal Name	Cost	Value	Loss	Issuance	(a)	Moody's	S&P	Moody's	S&P
Tropic CDO 1, tranche A4L (d)	$3,165	638	(2,527)	38	38.9%	Ca (c)	(b)	Ca (c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,263	114	(1,149)	73	37.2%	C (c)	(b)	C (c)	(b)
Totals	$4,428	752	(3,676)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
As of March 31, 2011, this pooled trust preferred securities had an amortized cost of $3.2 million.  The amortized cost was net of $1.7 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  This security was placed on nonaccrual status in March 2009.  The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010.  As of March 31, 2011, this security has unrealized losses of $2.5 million and a below investment grade rating of “Ca” by Moody’s Investors Service Inc. (“Moody’s”).  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.  During the first quarter of 2011, a modest adverse change occurred in the expected cash flows for this security and additional credit-related impairment losses of $13 thousand were recognized in earnings.

(e)
As of March 31, 2011, this pooled trust preferred security had an amortized cost of $1.3 million.  The amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  This security was placed on nonaccrual status in December 2008.  The tranche instrument held by Washington Trust has been deferring interest payments since December 2008.  As of March 31, 2011, the security has unrealized losses of $1.1 million and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.  During the first quarter of 2011, a modest adverse change occurred in the expected cash flows for this security and additional credit-related impairment losses of $20 thousand were recognized in earnings.

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

Loans
Washington Trust’s loan portfolio amounted to $2.0 billion at March 31, 2011, up $34 million, or 2%, in the first three months of 2011.  Commercial loans increased by $29 million from the balance at December 31, 2010.  The residential mortgage portfolio grew by $4 million in the first quarter of 2011, while consumer loan balances remained essentially flat.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $586 million and $566 million at March 31, 2011 and December 31, 2010, respectively.  Included in these amounts were commercial construction loans of $35 million and $47 million, respectively.  Commercial real estate loans are secured by a variety of property types, with approximately 80% of the total composed of retail facilities, office buildings, lodging, commercial mixed use, multi-family dwellings, healthcare facilities and industrial & warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$531,708	91%	$512,173	91%
New York, New Jersey, Pennsylvania	40,469	7%	40,232	7%
New Hampshire	11,801	2%	11,846	2%
Other	1,706	–%	1,707	–%
Total	$585,684	100%	$565,958	100%

Other Commercial Loans
Other commercial loans amounted to $471 million at March 31, 2011, up by $10 million, or 2%, from the balance at December 31, 2010, primarily due to originations in our general market area of southern New England.  This portfolio includes loans to a variety of business types.  Approximately 74% of the total is composed of retail trade, owner occupied & other real estate, health care/social assistance, manufacturing, construction businesses, accommodation & food services, other services and wholesale trade businesses.

Residential Real Estate Loans
Residential real estate mortgages amounted to $649 million at March 31, 2011, up by $4 million from the balance at December 31, 2010.  Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  The majority of loans originated for sale are sold with servicing released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  Total residential real estate mortgage loan originations, including brokered loans as agent, totaled $64 million in the first quarter of 2011, compared to $136 million in the fourth quarter of 2010 and $79 million in the first quarter of 2010.  Of these amounts, $25 million, $84 million and $43 million, respectively, were originated for sale in the secondary market, including brokered loans as agent.  Due to an increase in market interest rates, residential mortgage refinancing and sales activity declined from the high levels experienced in the latter half of 2010.

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  The unpaid principal balance of loans repurchased due to representation and warranty claims as of March 31, 2011 was $731 thousand.  Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  This reserve is not material and is included in other liabilities in the Consolidated Balance Sheets and any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

From time to time Washington Trust purchases one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually evaluated by us at the time of purchase using underwriting standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $87 million and $92 million, respectively, as of March 31, 2011 and December 31, 2010.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	March 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$619,932	96%	$612,419	95%
New York, Virginia, New Jersey, Maryland,
Pennsylvania, District of Columbia	13,319	2%	13,921	2%
Ohio	7,489	1%	8,086	1%
California, Washington, Oregon	3,464	1%	4,562	1%
Colorado, New Mexico, Utah	2,102	–%	2,613	1%
Georgia	1,674	–%	1,680	–%
New Hampshire	702	–%	1,263	–%
Wyoming	475	–%	476	–%
Total	$649,157	100%	$645,020	100%

Consumer Loans
Consumer loans amounted to $324 million at March 31, 2011, essentially unchanged from the balance at December 31, 2010.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at March 31, 2011.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2011	2010
Nonaccrual loans:
Commercial mortgages	$6,068	$6,624
Commercial construction and development	–	–
Other commercial	4,445	5,259
Residential real estate mortgages	8,265	6,414
Consumer	601	213
Total nonaccrual loans	19,379	18,510
Nonaccrual investment securities	752	806
Property acquired through foreclosure or repossession, net	2,163	3,644
Total nonperforming assets	$22,294	$22,960

Nonperforming assets to total assets	0.77%	0.79%
Nonperforming loans to total loans	0.95%	0.93%
Total past due loans to total loans	1.34%	1.27%
Accruing loans 90 days or more past due	$–	$–

Nonperforming assets amounted to $22.3 million, or 0.77% of total assets, at March 31, 2011.  Nonperforming assets declined by $666 thousand from the balance of $23.0 million, or 0.79% of total assets, at December 31, 2010, due to a $1.5 million decrease in property acquired through foreclosure or repossession, which was offset, in part, by an $869 thousand net increase in nonaccrual loans.  The balance of property acquired through foreclosure or repossession at March 31, 2011 consisted of seven commercial properties, two residential properties and one repossessed asset.

Nonaccrual investment securities at March 31, 2011 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”

Nonaccrual Loans
During the three months ended March 31, 2011, the Corporation has made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  See Note 5 to the Consolidated Financial Statements for additional information on nonaccrual loans.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at March 31, 2011.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	March 31, 2011			December 31, 2010
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial:
Mortgages	$5,242	$826	$6,068	$5,322	$1,302	$6,624
Construction and development	–	–	–	–	–	–
Other	2,524	1,921	4,445	3,376	1,883	5,259

Residential real estate mortgages	5,165	3,100	8,265	4,041	2,373	6,414

Consumer	317	284	601	11	202	213
Total nonaccrual loans	$13,248	$6,131	$19,379	$12,750	$5,760	$18,510

Nonaccrual commercial mortgage loans decreased by $556 thousand in the first quarter of 2011.  The $6.1 million balance of nonaccrual commercial mortgage loans as of March 31, 2011 was comprised of 6 relationships.  The loss allocation on total nonaccrual commercial mortgage loans was $451 thousand at March 31, 2011.  All of the nonaccrual commercial mortgage loans were located in Rhode Island, Connecticut and Massachusetts.  As of March 31, 2011, the

largest nonaccrual relationship in the commercial mortgage category totaled $4.4 million and is secured by several properties including office, light industrial and retail space.  Based on management’s assessment of the operating condition of the borrower, a $217 thousand loss allocation on this relationship was deemed necessary at March 31, 2011.  The Bank has additional accruing commercial real estate and residential mortgage loans totaling $4.7 million to this borrower.  These additional loans have performed in accordance with terms of the loans, were not past due as of March 31, 2011 and management has concluded that these loans have properly been classified as accruing.

Nonaccrual other commercial loans (commercial and industrial loans) amounted to $4.4 million at March 31, 2011, down by $814 thousand from the December 31, 2010 balance of $5.3 million.  There were a total of 158 loans included in nonaccrual other commercial loans as of March 31, 2011.  The loss allocation on total nonaccrual other commercial loans was $714 thousand at March 31, 2011.

Nonaccrual residential mortgage loans increased by $1.9 million in the first quarter of 2011.  As of March 31, 2011, nonaccrual residential mortgage loans consisted of 30 loans and approximately $6.5 million were located in Rhode Island, Massachusetts and Connecticut.  The loss allocation on total nonaccrual residential mortgages amounted to $1.2 million at March 31, 2011.  Included in total nonaccrual residential mortgages were 16 loans purchased for portfolio and serviced by others amounting to $4.8 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Past Due Loans
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
	March 31, 2011		December 31, 2010
	Amount	% (1)	Amount	% (1)
Commercial real estate loans	$10,091	1.72%	$8,021	1.42%
Other commercial loans	5,313	1.13%	6,191	1.34%
Residential real estate mortgages	9,496	1.46%	8,591	1.33%
Consumer loans	2,387	0.74%	2,464	0.76%
Total past due loans	$27,287	1.34%	$25,267	1.27%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

At March 31, 2011, total delinquencies amounted to $27.3 million, or 1.34% of total loans, up by $2.0 million from December 31, 2010.  Included in past due loans as of March 31, 2011 were nonaccrual loans of $16.5 million.  All loans 90 days or more past due at March 31, 2011 and December 31, 2010 were classified as nonaccrual.

Commercial real estate loan delinquencies increased by $2.1 million in the first three months of 2011.  Included in this increase was one commercial real estate loan 37 days past due with a carrying value of $1.2 million that was also classified as a troubled debt restructured loan at March 31, 2011.  In April, payments were received on this loan, bringing it current with its restructured terms.

Residential mortgage loan delinquencies increased by $905 thousand in the first quarter of 2011.  As of March 31, 2011, residential mortgage loan delinquencies consisted of 32 loans and approximately $7.1 million were located in Rhode Island, Connecticut and Massachusetts.

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

At March 31, 2011, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)	March 31,	December 31,
	2011	2010
Accruing troubled debt restructured loans:
Commercial mortgages	$10,071	$11,736
Other commercial	4,554	4,594
Residential real estate mortgages	2,724	2,863
Consumer	417	509
Accruing troubled debt restructured loans	17,766	19,702
Nonaccrual troubled debt restructured loans:
Commercial mortgages	826	1,302
Other commercial	526	431
Residential real estate mortgages	1,785	948
Consumer	199	41
Nonaccrual troubled debt restructured loans	3,336	2,722
Total troubled debt restructured loans	$21,102	$22,424

As a result of weakened economic conditions, the Corporation continues to experience troubled debt restructuring events involving commercial and residential borrowers.  At March 31, 2011, loans classified as troubled debt restructurings totaled $21.1 million, down by $1.3 million from the $22.4 million balance at December 31, 2010, reflecting payoffs and declassification from troubled debt restructuring status.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at March 31, 2011 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $9.7 million in potential problem loans at March 31, 2011, as compared to $6.7 million at December 31, 2010.  Approximately 78% of the potential problem loans at March 31, 2011 consisted of seven commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  For a more detailed discussion on the allowance for loan losses, see additional information in Item 7 under the caption “Critical Accounting Policies” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

The allowance for loan losses is management’s best estimate of the probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans.

The Bank’s general practice is to identify problem credits early and recognize full or partial charge-offs as promptly as predictable when it is determined that the collection of loan principal is unlikely.  The Bank recognizes full or partial charge-offs on collateral dependent impaired loans when the collateral is deemed to be insufficient to support the carrying value of the loan.  The Bank does not recognize a recovery when an updated appraisal indicates a subsequent increase in value.

At March 31, 2011, the allowance for loan losses was $29.1 million, or 1.43% of total loans, which compares to an allowance of $28.6 million, or 1.43% of total loans at December 31, 2010.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.  In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the allowance for loan losses is adequate and consistent with asset quality and credit quality indicators.

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

(Dollars in thousands)	March 31,	December 31,
	2011	2010
Collateral dependent impaired loans (1)	$15,538	$14,872
Impaired loans measured on discounted cash flow method (2)	16,356	18,756
Total impaired loans	$31,894	$33,628

(1)	Net of partial charge-offs of $2.4 million and $2.3 million at March 31, 2011 and December 31, 2010, respectively.
(2)	Net of partial charge-offs of $1.2 million and $1.5 million at March 31, 2011 and December 31, 2010, respectively.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.  The loss allocation on impaired loans amounted to $1.7 million and $2.1 million, respectively, at March 31, 2011 and December 31, 2010.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

Other individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system and the application of loss allocation factors.  The loan rating system is described under the caption “Credit Quality Indicators” in Note 5 to the Consolidated Financial Statements.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  Portfolios of more homogeneous populations of loans including residential real estate mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product.

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

For the three months ended March 31, 2011, the loan loss provision totaled $1.5 million, unchanged from the first quarter 2010 level.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.  For the first quarter 2011 and 2010, net charge-offs totaled $974 million and $1.2 million, respectively.  Commercial and commercial real estate loan net charge-offs amounted to 86% of total net charge-offs in the first quarter 2011 and 84% in the first quarter 2010.

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.  While management believes that the level of allowance for loan losses at March 31, 2011 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

The following table presents the allocation of the allowance for loan losses as of the periods indicated:

(Dollars in thousands)	March 31, 2011		December 31, 2010
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$7,600	27%	$7,330	26%
Construction and development	532	2	723	2
Other	6,256	24	6,495	23
Residential real estate:
Mortgage	4,746	31	4,081	31
Homeowner construction	59	1	48	1
Consumer	2,046	15	1,903	17
Unallocated	7,870	–	8,003	–
Balance at end of period	$29,109	100%	$28,583	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

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

Total deposits amounted to $2 billion at March 31, 2011, up by $13 million, or 1%, from the balance at December 31, 2010.  Included in total deposits were out-of-market brokered certificates of deposits of $52 million at both March 31, 2011 and December 31, 2010.

We experienced a favorable change in deposit mix in the first quarter of 2011, with demand deposit growth of $46 million, or 20%.  Demand deposits totaled $275 million at March 31, 2011.  NOW account balances decreased by $13 million, or 6%, in the first three of 2011 and totaled $229 million at March 31, 2011.  Money market account balances amounted to $388 million at March 31, 2011, down by $9 million, or 2%, from the balance at December 31, 2010.  Time deposits (including brokered certificates of deposit) amounted to $934 million at March 31, 2011, down by $15 million from the balance at December 31, 2010.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $469 million at March 31, 2011, down by $29 million from the balance at the end of 2010.

See Note 8 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 71% of total average assets in the three months ended March 31, 2011.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the three months ended March 31, 2011.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the three months ended March 31, 2011, net cash used by financing activities amounted to $21 million.  In the first three months of 2011, total deposits increased by $13 million, while FHLBB advances decreased by $29 million.  Net cash used by investing activities totaled $18 million for the first quarter of 2011 and was largely used to fund loan growth.  Net cash provided by operating activities amounted to $21 million for the three months ended March 31, 2011, most of which was generated by mortgage banking activities and net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $274 million at March 31, 2011, compared to $269 million at December 31, 2010.

The ratio of total equity to total assets amounted to 9.5% at March 31, 2011.  This compares to a ratio of 9.2% at December 31, 2010.  Book value per share at March 31, 2011 and December 31, 2010 amounted to $16.87 and $16.63, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of March 31, 2011, the Bancorp and the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at March 31, 2011:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$469,235	$23,534	$235,132	$150,342	$60,227
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	11,590	1,590	2,783	2,280	4,937
Software licensing arrangements	1,239	1,236	3	–	–
Treasury, tax and loan demand note	922	922	–	–	–
Other borrowings	20,545	20,297	81	95	72
Total contractual obligations	$536,522	$47,579	$237,999	$152,717	$98,227

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)
All FHLBB advances are shown in the period corresponding to their scheduled maturity.  Some FHLBB advances are callable at earlier dates.  See Note 7 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$167,176	$124,046	$27,207	$4,152	$11,771
Home equity lines	181,472	377	–	–	181,095
Other loans	26,980	23,654	225	3,101	–
Standby letters of credit	9,567	2,928	6,639	–	–
Forward loan commitments to:
Originate loans	8,048	8,048	–	–	–
Sell loans	10,783	10,783	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	62,518	–	11,956	37,824	12,738
Mirror swaps with counterparties	62,518	–	11,956	37,824	12,738
Interest rate risk management contract:
Interest rate swap contracts	32,991	–	10,310	22,681	–
Equity commitment to affordable housing limited partnership (1)	449	449	–	–	–
Total commitments	$562,502	$170,285	$68,293	$105,582	$218,342

(1)	The funding of this commitment is generally contingent upon substantial completion of the project.

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

The ALCO manages the Corporation’s interest rate risk using income simulation to measure interest rate risk inherent in the Corporation’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, the 13- to month 24- month horizon and a 60-month horizon.  The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost core savings to higher-cost time deposits in selected interest rate scenarios.  Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.  The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of March 31, 2011 and December 31, 2010, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of March 31, 2011 and December 31, 2010.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	March 31, 2011		December 31, 2010
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-2.08%	-6.19%	-2.18%	-6.34%
100 basis point rate increase	2.12%	2.80%	2.12%	2.50%
200 basis point rate increase	4.51%	5.74%	4.50%	5.10%
300 basis point rate increase	7.74%	7.42%	7.64%	6.18%

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

While the ALCO reviews simulation assumptions and periodically back-tests the simulation results to ensure that they are reasonable and current, income simulation may not always prove to be an accurate indicator of interest rate risk or future net interest margin.  Over time, the repricing, maturity and prepayment characteristics of financial instruments and the composition of the Corporation’s balance sheet may change to a different degree than estimated.  Simulation modeling assumes a static balance sheet, with the exception of certain modeled deposit mix shifts from low-cost core savings deposits to higher-cost time deposits in rising rate scenarios as noted above.  Due to the low current level of market interest rates, the banking industry has experienced relatively strong growth in low-cost FDIC-insured core savings deposits over the past several quarters.  The ALCO recognizes that a portion of these increased levels of low-cost balances could shift into higher yielding alternatives in the future, particularly if interest rates rise and as confidence in financial markets strengthens, and has modeled increased amounts of deposit shifts out of these low-cost categories into higher-cost alternatives in the rising rate simulation scenarios presented above.  It should be noted that the static balance sheet assumption does not necessarily reflect the Corporation’s expectation for future balance sheet growth, which is a function of the business environment and customer behavior.  Another significant simulation assumption is the sensitivity of core savings deposits to fluctuations in interest rates.  Income simulation results assume that changes in both core savings deposit rates and balances are related to changes in short-term interest rates.  The assumed relationship between short-term interest rate changes and core deposit rate and balance changes used in income simulation may differ from the ALCO’s estimates.  Lastly, mortgage-backed securities and mortgage loans involve a level of risk that unforeseen changes in prepayment speeds may cause related cash flows to vary significantly in differing rate environments.  Such changes could affect the level of reinvestment risk associated with cash flow from these instruments, as well as their market value.  Changes in prepayment speeds could also increase or decrease the amortization of premium or accretion of discounts related to such instruments, thereby affecting interest income.

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of March 31, 2011 and December 31, 2010 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. government-sponsored enterprise securities (non-callable)	$987	$(1,871)
States and political subdivision	3,012	(8,023)
Mortgage-backed securities issued by U.S. government agencies
and U.S. government-sponsored enterprises	5,856	(22,613)
Trust preferred debt and other corporate debt securities	284	1,514
Total change in market value as of March 31, 2011	$10,139	$(30,993)

Total change in market value as of December 31, 2010	$10,953	$(30,438)

See Note 9 to the Consolidated Financial Statements for more information regarding the nature and business purpose of financial instruments with off-balance sheet risk and derivative financial instruments.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
Information regarding quantitative and qualitative disclosures about market risk appears under Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” under the caption “Asset/Liability Management and Interest Rate Risk.”

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended March 31, 2011.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item 1A of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: May 5, 2011	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: May 5, 2011	By:	/s/ David V. Devault
David V. Devault
Senior Executive Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith.