Form 10-Q
period 2011-06-30
WASHINGTON TRUST BANCORP INC
filed 2011-08-09
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended JUNE 30, 2011 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐Yes          ☒ No

The number of shares of common stock of the registrant outstanding as of August 5, 2011 was 16,279,449.

FORM 10-Q
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
For the Quarter Ended June 30, 2011

Page
Number

PART I. Financial Information

Item 1. Financial Statements (Unaudited)

Consolidated Balance Sheets
June 30, 2011 and December 31, 2010	3

Consolidated Statements of Income
Three and Six Months Ended June 30, 2011 and 2010	4

Consolidated Statements of Cash Flows
Six Months Ended June 30, 2011 and 2010	5

Condensed Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	40

Item 3. Quantitative and Qualitative Disclosures About Market Risk	64

Item 4. Controls and Procedures	64

PART II. Other Information

Item 1. Legal Proceedings	64

Item 1A. Risk Factors	65

Item 6. Exhibits	65

Signatures	66

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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS	(Dollars in thousands,
WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	except par value)
CONSOLIDATED BALANCE SHEETS (unaudited)

	June 30,	December 31,
	2011	2010
Assets:
Cash and due from banks	$64,265	$85,971
Other short-term investments	7,480	6,765
Mortgage loans held for sale	8,825	13,894
Securities available for sale, at fair value;
amortized cost $570,905 in 2011 and $578,897 in 2010	591,580	594,100
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	1,073,495	1,027,065
Residential real estate	658,347	645,020
Consumer	325,310	323,553
Total loans	2,057,152	1,995,638
Less allowance for loan losses	29,353	28,583
Net loans	2,027,799	1,967,055
Premises and equipment, net	25,265	26,069
Investment in bank-owned life insurance	52,802	51,844
Goodwill	58,114	58,114
Identifiable intangible assets, net	7,377	7,852
Other assets	50,791	55,853
Total assets	$2,936,306	$2,909,525
Liabilities:
Deposits:
Demand deposits	$261,016	$228,437
NOW accounts	236,162	241,974
Money market accounts	355,096	396,455
Savings accounts	227,014	220,888
Time deposits	916,755	948,576
Total deposits	1,996,043	2,036,330
Federal Home Loan Bank advances	558,441	498,722
Junior subordinated debentures	32,991	32,991
Other borrowings	22,005	23,359
Other liabilities	45,401	49,259
Total liabilities	2,654,881	2,640,661
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,266,483 shares in 2011 and 16,171,618 shares in 2010	1,017	1,011
Paid-in capital	86,838	84,889
Retained earnings	186,078	178,939
Accumulated other comprehensive income	7,492	4,025
Total shareholders’ equity	281,425	268,864
Total liabilities and shareholders’ equity	$2,936,306	$2,909,525

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME (unaudited)	except per share amounts)

		Three Months		Six Months
	Periods ended June 30,	2011	2010	2011	2010
	Interest income:
	Interest and fees on loans	$24,707	$24,180	$48,966	$48,148
Interest on securities:	Taxable	4,869	5,837	9,642	11,888
	Nontaxable	758	770	1,527	1,539
	Dividends on corporate stock and Federal Home Loan Bank stock	66	54	133	109
	Other interest income	13	13	37	34
	Total interest income	30,413	30,854	60,305	61,718
	Interest expense:
	Deposits	4,030	5,331	8,232	11,100
	Federal Home Loan Bank advances	4,685	6,000	9,417	12,219
	Junior subordinated debentures	392	447	782	1,077
	Other interest expense	242	243	483	485
	Total interest expense	9,349	12,021	18,914	24,881
	Net interest income	21,064	18,833	41,391	36,837
	Provision for loan losses	1,200	1,500	2,700	3,000
	Net interest income after provision for loan losses	19,864	17,333	38,691	33,837
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	5,822	5,153	11,498	10,170
	Mutual fund fees	1,135	1,105	2,258	2,215
	Financial planning, commissions and other service fees	553	505	834	684
	Wealth management services	7,510	6,763	14,590	13,069
	Service charges on deposit accounts	909	913	1,841	1,762
	Merchant processing fees	2,682	2,406	4,626	4,012
	Card interchange fees	581	487	1,068	876
	Income from bank-owned life insurance	482	474	958	913
	Net gains on loan sales and commissions on loans originated for others	537	318	1,062	878
	Net realized gains on securities	226	–	197	–
	Net (losses) gains on interest rate swap contracts	(35)	(121)	41	(53)
	Equity in losses of unconsolidated subsidiaries	(145)	(50)	(289)	(102)
	Other income	538	323	921	688
	Noninterest income, excluding other-than-temporary impairment losses	13,285	11,513	25,015	22,043
	Total other-than-temporary impairment losses on securities	–	(243)	(54)	(245)
	Portion of loss recognized in other comprehensive income (before tax)	–	(111)	21	(172)
	Net impairment losses recognized in earnings	–	(354)	(33)	(417)
	Total noninterest income	13,285	11,159	24,982	21,626
	Noninterest expense:
	Salaries and employee benefits	12,398	11,726	24,226	23,227
	Net occupancy	1,236	1,237	2,557	2,461
	Equipment	1,070	1,014	2,119	2,011
	Merchant processing costs	2,345	2,057	4,014	3,414
	Outsourced services	875	855	1,747	1,695
	FDIC deposit insurance costs	464	784	1,187	1,578
	Legal, audit and professional fees	467	408	959	926
	Advertising and promotion	427	419	780	783
	Amortization of intangibles	237	290	475	581
	Foreclosed property costs	338	87	504	123
	Debt prepayment penalties	221	–	221	–
	Other expenses	2,186	2,106	4,215	3,861
	Total noninterest expense	22,264	20,983	43,004	40,660
	Income before income taxes	10,885	7,509	20,669	14,803
	Income tax expense	3,320	2,211	6,304	4,333
	Net income	$7,565	$5,298	$14,365	$10,470
	Weighted average common shares outstanding - basic	16,251.6	16,104.6	16,224.5	16,081.3
	Weighted average common shares outstanding - diluted	16,284.3	16,111.3	16,257.0	16,116.3
Per share information:	Basic earnings per common share	$0.46	$0.33	$0.88	$0.65
	Diluted earnings per common share	$0.46	$0.33	$0.88	$0.65
	Cash dividends declared per share	$0.22	$0.21	$0.44	$0.42
The accompanying notes are an integral part of these unaudited consolidated financial statements

	WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
	CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,	2011	2010
	Cash Flows from Operating Activities:
	Net income	$14,365	$10,470
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	2,700	3,000
	Depreciation of premises and equipment	1,540	1,540
	Foreclosed and repossessed property valuation adjustments	392	50
	Net gain on sale of premises	(203)	–
	Net amortization of premium and discount	664	207
	Net amortization of intangibles	475	581
	Share-based compensation	680	395
	Earnings from bank-owned life insurance	(958)	(913)
	Net gains on loan sales and commissions on loans originated for others	(1,062)	(878)
	Net realized gains on securities	(197)	–
	Net impairment losses recognized in earnings	33	417
	Net (gains) losses on interest rate swap contracts	(41)	53
	Equity in losses of unconsolidated subsidiaries	289	102
	Proceeds from sales of loans	52,714	59,487
	Loans originated for sale	(46,587)	(57,518)
	Decrease in other assets	2,291	2,279
	Decrease in other liabilities	(5,888)	(3,140)
	Net cash provided by operating activities	21,207	16,132
	Cash Flows from Investing Activities:
Purchases of:	Mortgage-backed securities available for sale	(90,855)	(44,479)
	Other investment securities available for sale	-	(15,000)
Proceeds from sale of:	Mortgage-backed securities available for sale	42,783	-
	Other investment securities available for sale	1,000	711
	Maturities and principal payments of mortgage-backed securities available for sale	54,494	82,301
	Net increase in loans	(60,274)	(54,553)
	Purchases of loans, including purchased interest	(3,116)	(558)
	Proceeds from the sale of property acquired through foreclosure or repossession	1,675	219
	Purchases of premises and equipment	(1,239)	(1,266)
	Purchases of bank-owned life insurance	-	(5,000)
	Net proceeds from the sale of premises	1,279	-
	Equity investments in real estate limited partnerships	(294)	(414)
	Net cash used in investing activities	(54,547)	(38,039)
	Cash Flows from Financing Activities:
	Net (decrease) increase in deposits	(40,287)	26,895
	Net decrease in other borrowings	(1,354)	(587)
	Proceeds from Federal Home Loan Bank advances	248,078	164,500
	Repayment of Federal Home Loan Bank advances	(188,360)	(156,679)
	Issuance of treasury stock, including deferred compensation plan activity	-	44
	Net proceeds from the issuance of common stock under dividend reinvestment plan	484	517
	Net proceeds from the exercise of stock options and issuance of other
	compensation-related equity instruments	725	558
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	68	47
	Cash dividends paid	(7,005)	(6,759)
	Net cash provided by financing activities	12,349	28,536
	Net (decrease) increase in cash and cash equivalents	(20,991)	6,629
	Cash and cash equivalents at beginning of period	92,736	57,260
	Cash and cash equivalents at end of period	$71,745	$63,889

Noncash Investing and Financing Activities:	Loans charged off	$2,096	$2,538
	Net transfers from loans to property acquired through
	foreclosure or repossession	801	630

Supplemental Disclosures:	Interest payments	18,710	24,148
	Income tax payments	5,836	4,513
The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1) General and Basis of Presentation
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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of June 30, 2011 and December 31, 2010, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

(2) Recently Issued Accounting Pronouncements
Receivables – Topic 310
Accounting Standards Update No. 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”) was issued in July 2010.  ASU 2010-20 significantly enhances disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses.  The Financial Accounting Standards Board (“FASB”) issued the ASU to give financial statement users greater transparency about entities’ credit-risk exposures and the allowance for credit losses.  The disclosures provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses.  Accounting Standards Update No. 2011-01 “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20” (“ASU 2011-01”) was issued in January 2011 and delayed the effective date of the ASU 2010-20 disclosures pertaining to troubled debt restructurings.  The disclosures required by ASU 2011-01 are effective for interim and annual periods beginning after June 15, 2011.  Effective December 31, 2010, we adopted the provisions of ASU 2010-20 requiring end of period disclosures about credit quality of financing receivables and the allowance for credit losses.  ASU 2010-20 provisions encourage, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption.  The adoption of the remaining provisions of ASU 2010-20 and ASU 2011-01 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

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

Fair Value Measurement – Topic 820
Accounting Standards Update No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”) was issued in May 2011.  The amendments in ASU 2011-04 change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements.  For many of the requirements, the FASB does not intend for ASU 2011-04 to result in a change in the application of the requirements in GAAP.  The amendments required by ASU 2011-04 should be applied prospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-04 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Comprehensive Income – Topic 220
Accounting Standards Update No. 2011-05 “Presentation of Comprehensive Income” (“ASU 2011-05”) was issued in June 2011.  The FASB issued ASU 2011-05 to improve the comparability, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The provisions of ASU 2011-05 should be applied retrospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

(3) Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Board of Governors of the Federal Reserve System.  Such reserve balances amounted to $4.0 million at June 30, 2011 and December 31, 2010 and are included in cash and due from banks in the Consolidated Statements of Condition.

As of June 30, 2011 and December 31, 2010, cash and due from banks included interest-bearing deposits in other banks of $24.4 million and $50.5 million, respectively.

(4) Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security at June 30, 2011 and December 31, 2010 were as follows:

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
June 30, 2011	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,415	$3,834	$ −	$33,249
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	411,629	20,098	(35)	431,692
States and political subdivisions	78,445	3,595	(65)	81,975
Trust preferred securities:
Individual name issuers	30,620	−	(5,009)	25,611
Collateralized debt obligations	4,414	−	(3,480)	934
Corporate bonds	13,870	1,098	−	14,968
Common stocks	658	224	−	882
Perpetual preferred stocks (2)	1,854	415	−	2,269
Total securities available for sale	$570,905	$29,264	$(8,589)	$591,580

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost (1)	Gains	Losses	Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$36,900	$4,094	$ −	$40,994
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	411,087	19,068	(384)	429,771
States and political subdivisions	79,455	1,975	(375)	81,055
Trust preferred securities:
Individual name issuers	30,601	−	(7,326)	23,275
Collateralized debt obligations	4,466	−	(3,660)	806
Corporate bonds	13,874	1,338	−	15,212
Common stocks	660	149	−	809
Perpetual preferred stocks (2)	1,854	324	−	2,178
Total securities available for sale	$578,897	$26,948	$(11,745)	$594,100

(1)      Net of other-than-temporary impairment losses.
(2)      Callable at the discretion of the issuer.

Securities available for sale with a fair value of $499 million and $507 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, certain public deposits and certain interest rate swap agreements at June 30, 2011 and December 31, 2010, respectively.  See Note 7 for additional disclosure regarding Federal Home Loan Bank of Boston (“FHLBB”) borrowings.  In addition, securities available for sale with a fair value of $23.0 million and $22.0 million were pledged for potential use at the Federal Reserve Bank discount window at June 30, 2011 and December 31, 2010, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  As of June 30, 2011 and December 31, 2010, securities available for sale with a fair value of $4.8 million and $5.5 million, respectively, were designated in rabbi trusts for nonqualified retirement plans.

The following table presents a roll forward of the balance of credit-related impairment losses on debt securities, for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2011	2010	2011	2010
Balance at beginning of period	$2,946	$2,559	$2,913	$2,496
Credit-related impairment loss on debt securities for
which an other-than-temporary impairment was not
previously recognized	–	–	–	–
Additional increases to the amount of credit-related
impairment loss on debt securities for which an other
than-temporary impairment was previously recognized	–	354	33	417
Balance at end of period	$2,946	$2,913	$2,946	$2,913

During the second quarter of 2011, there were no credit-related impairment losses recognized in earnings, compared to $354 thousand of credit-related impairment losses in the same quarter a year earlier.  For the six months ended June 30, 2011 and 2010, credit-related impairment losses recognized in earnings on pooled trust preferred debt securities totaled $33 thousand and $417 thousand, respectively.  The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.

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

The following table summarizes temporarily impaired securities as of June 30, 2011, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
		Fair	Unrealized		Fair	Unrealized		Fair	Unrealized
June 30, 2011	#	Value	Losses	#	Value	Losses	#	Value	Losses
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	2	$30,685	$35	–	$–	$–	2	$30,685	$35
States and
political subdivisions	1	783	4	2	1,269	61	3	2,052	65
Trust preferred securities:
Individual name issuers	–	–	–	11	25,611	5,009	11	25,611	5,009
Collateralized debt obligations	–	–	–	2	934	3,480	2	934	3,480
Total temporarily impaired securities	3	$31,468	$39	15	$27,814	$8,550	18	$59,282	$8,589

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
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at June 30, 2011 were 11 trust preferred security holdings issued by seven individual companies in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $5.0 million at June 30, 2011.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of June 30, 2011, trust preferred debt securities with a carrying value of $9.6 million and unrealized losses of $2.2 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations
Washington Trust has two pooled trust preferred holdings in the form of collateralized debt obligations with a total amortized cost of $4.4 million and aggregate unrealized losses of $3.5 million at June 30, 2011.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both of these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools.  These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to remain at low levels.

As of June 30, 2011, one of the pooled trust preferred securities had an amortized cost of $3.2 million.  This amortized cost was net of $1.7 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  This security was placed on nonaccrual status in March 2009.  The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010.  As of June 30, 2011, this security has unrealized losses of $2.3 million and a below investment grade rating of “Ca” by Moody’s Investors Service Inc. (“Moody’s”).  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.  The analysis of the expected cash flows for this security as of June 30, 2011 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.

As of June 30, 2011, the second pooled trust preferred security held by Washington Trust had an amortized cost of $1.3 million.  This amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  This security was placed on nonaccrual status in December 2008.  The tranche instrument held by Washington Trust has been deferring interest payments since December 2008.  As of June 30, 2011, this security has unrealized losses of $1.1 million and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no material rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.  The analysis of the expected cash flows for this security as of June 30, 2011 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.

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

As of June 30, 2011, the amortized cost of debt securities by maturity is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.  Included in the securities portfolio at June 30, 2011 were debt securities with an amortized cost balance of $100 million and a fair value of $94 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from four to twenty-six years, with call features ranging from one month to six years.

(Dollars in thousands)	Due in	After 1 Year	After 5 Years
	1 Year	but within	but within	After
	or Less	5 Years	10 Years	10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored
enterprises:
Amortized cost	$–	$29,415	$–	$–	$29,415
Weighted average yield	–%	5.41%	–%	–%	5.41%
Mortgage-backed securities issued by U.S.
government agencies & U.S.
government-sponsored enterprises:
Amortized cost	86,992	204,993	92,680	26,964	411,629
Weighted average yield	4.39%	4.12%	2.89%	2.84%	3.82%
State and political subdivisions:
Amortized cost	9,495	45,057	23,893	–	78,445
Weighted average yield	3.88%	3.85%	3.96%	–%	3.88%
Trust preferred securities:
Amortized cost (1)	–	–	–	35,034	35,034
Weighted average yield	–%	–%	–%	1.46%	1.46%
Corporate bonds:
Amortized cost	4,989	8,881	–	–	13,870
Weighted average yield	6.50%	6.30%	–%	–%	6.37%
Total debt securities:
Amortized cost	$101,476	$288,346	$116,573	$61,998	$568,393
Weighted average yield	4.44%	4.28%	3.11%	2.06%	3.83%
Fair value	$103,486	$299,466	$122,165	$63,312	$588,429

(1)	Net of other-than-temporary impairment losses.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$562,976	27%	$518,623	26%
Construction and development (2)	19,448	1	47,335	2
Other (3)	491,071	24	461,107	23
Total commercial	1,073,495	52	1,027,065	51
Residential real estate:
Mortgages (4)	644,210	31	634,739	31
Homeowner construction	14,137	1	10,281	1
Total residential real estate	658,347	32	645,020	32
Consumer:
Home equity lines (5)	223,284	11	218,288	11
Home equity loans (5)	46,797	2	50,624	3
Other (6)	55,229	3	54,641	3
Total consumer	325,310	16	323,553	17
Total loans (7)	$2,057,152	100%	$1,995,638	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of June 30, 2011 and December 31, 2010, $111 million and $122 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 7).

(2)	Loans for construction of residential and commercial properties and for land development.
(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. As of June 30, 2011, $29 million and $48 million, respectively, of these loans were pledged as collateral for FHLBB borrowings and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2010 were $30 million and $61 million, respectively (see Note 7).

(4)	As of June 30, 2011 and December 31, 2010, $579 million and $570 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 7).
(5)	As of June 30, 2011 and December 31, 2010, $206 million and $203 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 7).
(6)	Fixed rate consumer installment loans.
(7)
Includes unamortized loan origination costs, net of fees, totaling $218 thousand and $271 thousand at June 30, 2011 and December 31, 2010, respectively.  Also includes $54 thousand and $39 thousand of net premiums on purchased loans at June 30, 2011 and December 31, 2010, respectively.

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

The following is a summary of nonaccrual loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial:
Mortgages	$7,476	$6,624
Construction and development	–	–
Other	3,152	5,259
Residential real estate:
Mortgages	9,570	6,414
Homeowner construction	–	–
Consumer:
Home equity lines	390	152
Home equity loans	199	53
Other	191	8
Total nonaccrual loans	$20,978	$18,510

Accruing loans 90 days or more past due	$–	$–

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Past Due Loans
The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
June 30, 2011	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$1,507	$1,013	$5,553	$8,073	$554,903	$562,976
Construction and development	−	−	−	−	19,448	19,448
Other	1,783	80	1,378	3,241	487,830	491,071
Residential real estate:
Mortgages	3,355	992	6,549	10,896	633,314	644,210
Homeowner construction	−	−	−	−	14,137	14,137
Consumer:
Home equity lines	1,539	21	75	1,635	221,649	223,284
Home equity loans	429	–	77	506	46,291	46,797
Other	11	99	93	203	55,026	55,229
Total loans	$8,624	$2,205	$13,725	$24,554	$2,032,598	$2,057,152

(Dollars in thousands)	Days Past Due
December 31, 2010	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$2,185	$514	$5,322	$8,021	$510,602	$518,623
Construction and development	−	−	−	−	47,335	47,335
Other	1,862	953	3,376	6,191	454,916	461,107
Residential real estate:
Mortgages	3,073	1,477	4,041	8,591	626,148	634,739
Homeowner construction	−	−	−	−	10,281	10,281
Consumer:
Home equity lines	1,255	170	−	1,425	216,863	218,288
Home equity loans	529	180	11	720	49,904	50,624
Other	221	98	−	319	54,322	54,641
Total loans	$9,125	$3,392	$12,750	$25,267	$1,970,371	$1,995,638

Included in past due loans as of June 30, 2011 and December 31, 2010, were nonaccrual loans of $16.7 million and $14.9 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
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

(Dollars in thousands)	Recorded		Unpaid		Related
	Investment (1)		Principal		Allowance
	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2011		Dec. 31, 2010
No Related Allowance Recorded:
Commercial:
Mortgages	$1,773	$3,113	$1,771	$3,128	$	−	$	−
Construction and development	−	−	−	−		−		−
Other	2,114	3,237	2,249	3,834		−		−
Residential real estate:
Mortgages	2,472	928	2,542	937		−		−
Homeowner construction	−	−	−	−		−		−
Consumer:
Home equity lines	−	−	−	−		−		−
Home equity loans	−	163	−	159		−		−
Other	−	−	−	−		−		−
Subtotal	$6,359	$7,441	$6,562	$8,058	$	−	$	−

With Related Allowance Recorded:
Commercial:
Mortgages	$12,273	$15,287	$13,374	$15,930		$708		$629
Construction and development	−	−	−	−		−		−
Other	5,085	6,632	6,784	9,311		547		1,245
Residential real estate:
Mortgages	3,899	3,773	4,245	3,971		474		258
Homeowner construction	−	−	−	−		−		−
Consumer:
Home equity lines	105	105	172	172		1		1
Home equity loans	253	307	275	330		1		4
Other	257	145	256	143		1		−
Subtotal	$21,872	$26,249	$25,106	$29,857		$1,732		$2,137
Total impaired loans	$28,231	$33,690	$31,668	$37,915		$1,732		$2,137

Total:
Commercial	$21,245	$28,269	$24,178	$32,203		$1,255		$1,874
Residential real estate	6,371	4,701	6,787	4,908		474		258
Consumer	615	720	703	804		3		5
Total impaired loans	$28,231	$33,690	$31,668	$37,915		$1,732		$2,137

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs.  For impaired accruing loans (those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest.  As of June 30, 2011 and December 31, 2010, recorded investment in impaired loans included accrued interest of $48 thousand and $62 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the average recorded investment and interest income recognized on impaired loans segregated by loan class for the periods indicated:

(Dollars in thousands)	Average Recorded		Interest Income
	Investment		Recognized
Three months ended June 30,	2011	2010	2011	2010
Commercial:
Mortgages	$15,231	$14,195	$149	$245
Construction and development	–	–	–	–
Other	8,564	10,806	117	103
Residential real estate:
Mortgages	6,114	4,837	46	41
Homeowner construction	–	–	–	–
Consumer:
Home equity lines	96	336	2	3
Home equity loans	396	924	5	15
Other	260	196	4	4
Totals	$30,661	$31,294	$323	$411

(Dollars in thousands)	Average Recorded		Interest Income
	Investment		Recognized
Six months ended June 30,	2011	2010	2011	2010
Commercial:
Mortgages	$16,682	$15,417	$322	$414
Construction and development	–	–	–	–
Other	10,014	10,304	211	169
Residential real estate:
Mortgages	5,574	4,604	90	93
Homeowner construction	–	–	–	–
Consumer:
Home equity lines	101	320	3	6
Home equity loans	427	773	11	27
Other	231	203	8	8
Totals	$33,029	$31,621	$645	$717

At June 30, 2011, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans.  Loans are rated on a scale of 1 to 10.  This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10.  The loan rating system takes into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  As of June 30, 2011 and December 31, 2010, the weighted average risk rating of the Corporation’s commercial loan portfolio was 4.95 and 5.01, respectively.

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

Special Mention – Loans with potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank’s position as creditor at some future date.  Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification.  Examples of these conditions include but are not limited to outdated or poor quality financial data, strains on liquidity and leverage, losses or negative trends in operating results, marginal cash flow, weaknesses in occupancy rates or trends in the case of commercial real estate and frequent delinquencies.

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

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)
	Pass		Special Mention		Classified
	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2011	Dec. 31, 2010
Mortgages	$524,777	$485,668	$23,711	$16,367	$14,488	$16,588
Construction and development	18,743	43,119	705	4,216	−	−
Other	442,953	425,522	40,032	28,131	8,086	7,454
Total commercial loans	$986,473	$954,309	$64,448	$48,714	$22,574	$24,042

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Under 90 Days		Over 90 Days
	Past Due		Past Due
	Jun. 30, 2011	Dec. 31, 2010	Jun. 30, 2011		Dec. 31, 2010
Residential Real Estate:
Accruing mortgages	$634,640	$628,325	$	−	$	−
Nonaccrual mortgages	3,021	2,373		6,549		4,041
Homeowner construction	14,137	10,281		−		−
Total residential real estate loans	$651,798	$640,979		$6,549		$4,041

Consumer:
Home equity lines	$223,209	$218,288		$75	$	−
Home equity loans	46,720	50,613		77		11
Other	55,136	54,641		93		−
Total consumer loans	$325,065	$323,542		$245		$11

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

The following is an analysis of activity in the allowance for loan losses for the three months ended June 30, 2011:

(Dollars in thousands)
	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,600	$532	$6,256	$14,388	$4,805	$2,046	$7,870	$29,109
Charge-offs	(124)	–	(617)	(741)	(146)	(157)	–	(1,044)
Recoveries	2	–	76	78	–	10	–	88
Provision	(104)	(315)	1,278	859	(188)	253	276	1,200
Ending Balance	$7,374	$217	$6,993	$14,584	$4,471	$2,152	$8,146	$29,353

The following is an analysis of activity in the allowance for loan losses for the six months ended June 30, 2011:

(Dollars in thousands)
	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,330	$723	$6,495	$14,548	$4,129	$1,903	$8,003	$28,583
Charge-offs	(459)	–	(1,195)	(1,654)	(265)	(177)	–	(2,096)
Recoveries	4	–	146	150	1	15	–	166
Provision	499	(506)	1,547	1,540	606	411	143	2,700
Ending Balance	$7,374	$217	$6,993	$14,584	$4,471	$2,152	$8,146	$29,353

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents an analysis of the activity in the allowance for loan losses for the periods indicated:

Periods ended June 30, 2010		Three Months	Six Months
Balance at beginning of period		$27,711	$27,400
Charge-offs:
Commercial:	Mortgages	(533)	(1,026)
	Construction and development	–	–
	Other	(561)	(1,096)
Residential real estate:	Mortgages	(116)	(287)
	Homeowner construction	–	–
Consumer		(53)	(129)
Total charge-offs		(1,263)	(2,538)
Recoveries:
Commercial:	Mortgages	2	4
	Construction and development	–	–
	Other	3	30
Residential real estate:	Mortgages	26	76
	Homeowner construction	–	–
Consumer		6	13
Total recoveries		37	123
Net charge-offs		(1,226)	(2,415)
Provision charged to expense		1,500	3,000
Balance at end of period		$27,985	$27,985

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss at June 30, 2011 and December 31, 2010 by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology.

(Dollars in thousands)	June 30, 2011		December 31, 2010
		Related		Related
	Loans	Allowance	Loans	Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$14,028	$708	$18,360	$629
Construction & development	−	−	−	−
Other	7,178	547	9,854	1,245

Residential real estate mortgages	6,363	474	4,699	258

Consumer	614	3	715	5
Subtotal	$28,183	$1,732	$33,628	$2,137

Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$548,948	$6,666	$500,263	$6,701
Construction & development	19,448	217	47,335	723
Other	483,893	6,446	451,253	5,250

Residential real estate mortgages	651,984	3,997	640,321	3,871

Consumer	324,696	2,149	322,838	1,898
Subtotal	$2,028,969	$19,475	$1,962,010	$18,443

Unallocated	–	8,146	–	8,003
Total	$2,057,152	$29,353	$1,995,638	$28,583

(7) Borrowings
Federal Home Loan Bank of Boston Advances
Advances payable to the FHLBB amounted to $558.4 million at June 30, 2011 and $498.7 million at December 31, 2010.  In connection with the Corporation’s ongoing interest rate risk management efforts, in May 2011, the Corporation modified the terms to extend the maturity dates of $10 million of its FHLBB advances with original maturity dates in 2012.  During the second quarter of 2011, the Corporation prepaid $5 million in advances payable to the FHLBB resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $221 thousand.  In July 2011, the Corporation modified the terms to extend the maturity dates of an additional $34 million of its FHLBB advances with original maturity dates in 2013.  The following table presents maturities and weighted average interest rates paid on FHLBB advances outstanding at June 30, 2011, on a pro-forma basis, reflecting the July 2011 modification:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	Scheduled	Redeemed at	Weighted
	Maturity	Call Date (1)	Average Rate (2)
July 1, 2011 through December 31, 2011:	$116,641	$121,641	0.64%
2112	42,078	42,078	3.66%
2113	123,390	118,390	3.80%
2114	98,109	98,109	3.70%
2115	114,310	114,310	3.75%
2116	20,100	20,100	5.33%
2117 and after	43,813	43,813	4.95%
Total	$558,441	$558,441

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2) Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at June 30, 2011.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at June 30, 2011.  Included in the collateral were securities available for sale with a fair value of $286.6 million and $273.7 million, respectively, which were specifically pledged to secure FHLBB borrowings at June 30, 2011 and December 31, 2010.  See Note 5 for discussion on loans pledged as collateral for FHLBB borrowings.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(8) Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at June 30, 2011 and December 31, 2010, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
June 30, 2011:
Total Capital (to Risk-Weighted Assets):
Corporation	$269,210	12.98%	$165,865	8.00%	$207,331	10.00%
Bank	$265,165	12.81%	$165,656	8.00%	$207,070	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$242,960	11.72%	$82,932	4.00%	$124,399	6.00%
Bank	$238,947	11.54%	$82,828	4.00%	$124,242	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$242,960	8.61%	$112,852	4.00%	$141,064	5.00%
Bank	$238,947	8.48%	$112,687	4.00%	$140,859	5.00%

December 31, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$259,122	12.79%	$162,083	8.00%	$202,603	10.00%
Bank	$255,078	12.61%	$161,878	8.00%	$202,347	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$233,540	11.53%	$81,041	4.00%	$121,562	6.00%
Bank	$229,528	11.34%	$80,939	4.00%	$121,408	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$233,540	8.25%	$113,188	4.00%	$141,485	5.00%
Bank	$229,528	8.12%	$113,001	4.00%	$141,252	5.00%

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)	June 30, 2011	Dec. 31, 2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$173,086	$176,436
Home equity lines	180,386	182,260
Other loans	26,802	23,971
Standby letters of credit	9,228	9,510
Equity commitments to affordable housing partnerships	156	449
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	17,637	10,893
Commitments to sell fixed rate mortgage loans	26,444	24,901
Customer related derivative contracts:
Interest rate swaps with customers	62,209	59,749
Mirror swaps with counterparties	62,209	59,749
Interest rate risk management contracts:
Interest rate swap contracts	32,991	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At June 30, 2011 and December 31, 2010, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $9.2 million and $9.5 million, respectively.  At June 30, 2011 and December 31, 2010, there was no liability to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three and six months ended June 30, 2011 amounted to $33 thousand and $97 thousand, respectively.  Comparable amounts for the three and six months ended June 30, 2010 were $20 thousand and $40 thousand, respectively.

At June 30, 2011 and December 31, 2010, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Equity Commitments
As of June 30, 2011, Washington Trust has investments in two real estate limited partnerships, one of which was entered into in the latter portion of 2010.  The partnerships were created for the purpose of renovating and operating low-income housing projects.  Equity commitments to affordable housing partnerships represent funding commitments by Washington Trust to the limited partnerships.  The funding of commitments is generally contingent upon substantial completion of the projects.

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

At of June 30, 2011 and December 31, 2010, the Bancorp had three interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debenture.  The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp pledged collateral to derivative counterparties in the form of cash totaling $1.6 million and $1.9 million, respectively, as of June 30, 2011 and December 31, 2010.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The Bank has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At June 30, 2011 and December 31, 2010, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $62.2 million and $59.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	June 30, 2011	Dec. 31, 2010	Balance Sheet Location	June 30, 2011	Dec. 31, 2010
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts		$–	$–	Other liabilities	$1,369	$1,098
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	33	31	Other liabilities	104	135
Commitments to sell fixed rate mortgage loans	Other assets	127	571	Other liabilities	94	32
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	3,893	3,690		–	–
Mirror swaps with counterparties		–	–	Other liabilities	4,015	3,806
Total		$4,053	$4,292		$5,582	$5,071

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)					Location of Gain
	Gain (Loss)				(Loss) Recognized in
	Recognized in Other				Income on Derivative	Gain (Loss)
	Comprehensive				(Ineffective Portion	Recognized in Income
	Income				and Amount	on Derivative
	(Effective Portion)				Excluded from	(Ineffective Portion)
	Three Months		Six Months		Effectiveness	Three Months		Six Months
Periods ended June 30,	2011	2010	2011	2010	Testing)	2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts	$(346)	$(551)	$(174)	$(544)	Interest Expense	$ –	$ –	$ –	$(78)
Total	$(346)	$(551)	$(174)	$(544)		$ –	$ –	$ –	$(78)

(Dollars in thousands)		Amount of Gain (Loss)
	Location of Gain	Recognized in Income on Derivative
	(Loss) Recognized in	Three Months		Six Months
Periods ended June 30,	Income on Derivative	2011	2010	2011	2010
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$(53)	$249	$33	$398
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	42	(442)	(506)	(735)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	1,214	2,007	1,118	3,114
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(1,249)	(2,128)	(1,077)	(3,167)
Total		$(46)	$(314)	$(432)	$(390)

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of June 30, 2011 and December 31, 2010, Level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of June 30, 2011 and December 31, 2010, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected limited sales evidenced by a relatively inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

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
Collateral dependent loans that are deemed to be impaired are valued based upon the fair value of the underlying collateral less costs to sell.  Such collateral primarily consists of real estate and, to a lesser extent, other business assets.  Management adjusts appraised values to reflect estimated market value declines or applies other discounts to appraised values resulting from its knowledge of the property.  Internal valuations are utilized to determine the fair value of other business assets.  Collateral dependent impaired loans are categorized as Level 3.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)					Assets/
	Fair Value Measurements Using				Liabilities at
June 30, 2011	Level 1	Level 2	Level 3		Fair Value
Assets:
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$–	$33,249		$–	$33,249
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	431,692		–	431,692
States and political subdivisions	–	81,975		–	81,975
Trust preferred securities:
Individual name issuers	–	25,611		–	25,611
Collateralized debt obligations	–	–		934	934
Corporate bonds	–	14,968		–	14,968
Common stocks	882	–		–	882
Perpetual preferred stocks	2,269	-		–	2,269
Derivative Assets (1)
Interest rate swap contracts with customers	–	3,893		–	3,893
Forward loan commitments	–	–		160	160
Total assets at fair value on a recurring basis	$3,151	$591,388		$1,094	$595,633
Liabilities:
Derivative Liabilities (1)
Mirror swaps with counterparties	$–	$4,015	$	−	$4,015
Interest rate risk management contracts	−	1,369		−	1,369
Forward loan commitments	–	–		198	198
Total liabilities at fair value on a recurring basis	$–	$5,384		$198	$5,582

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)				Assets/
	Fair Value Measurements Using			Liabilities at
December 31, 2010	Level 1	Level 2	Level 3	Fair Value
Assets:
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$–	$40,994	$–	$40,994
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	–	429,771	–	429,771
States and political subdivisions	–	81,055	–	81,055
Trust preferred securities:
Individual name issuers	–	23,275	–	23,275
Collateralized debt obligations	–	–	806	806
Corporate bonds	–	15,212	–	15,212
Common stocks	809	–	–	809
Perpetual preferred stocks	2,178	–	–	2,178
Derivative Assets (1)
Interest rate swap contracts with customers	–	3,690	–	3,690
Forward loan commitments	–	–	602	602
Total assets at fair value on a recurring basis	$2,987	$593,997	$1,408	$598,392
Liabilities:
Derivative Liabilities (1)
Mirror swaps with counterparties	$–	$3,806	$–	$3,806
Interest rate risk management contract	–	1,098	–	1,098
Forward loan commitments	–	–	167	167
Total liabilities at fair value on a recurring basis	$–	$4,904	$167	$5,071

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1, Level 2 and Level 3 during the three and six months ended June 30, 2011 and 2010.

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated:

Three months ended June 30,	2011			2010
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities) (2)	Total	for Sale (1)	(Liabilities) (2)	Total
Balance at beginning of period	$752	$(27)	$725	$1,154	$9	$1,163
Gains and losses (realized and unrealized):
Included in earnings (3)	–	(11)	(11)	(354)	(193)	(547)
Included in other comprehensive income	182	–	182	72	–	72
Purchases	–	–	–	–	–	–
Issuances	–	–	–	–	–	–
Settlements	–	–	–	–	–	–
Transfers into Level 3	–	–	–	–	–	–
Transfers out of Level 3	–	–	–	–	–	–
Balance at end of period	$934	$(38)	$896	$872	$(184)	$688

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Six months ended June 30,	2011			2010
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
(Dollars in thousands)	for Sale (1)	(Liabilities) (2)	Total	for Sale (1)	(Liabilities) (2)	Total
Balance at beginning of period	$806	$435	$1,241	$1,065	$153	$1,218
Gains and losses (realized and unrealized):
Included in earnings (3)	(33)	(473)	(506)	(417)	(337)	(754)
Included in other comprehensive income	161	–	161	224	–	224
Purchases	–	–	–	–	–	–
Issuances	–	–	–	–	–	–
Settlements	–	–	–	–	–	–
Transfers into Level 3	–	–	–	–	–	–
Transfers out of Level 3	–	–	–	–	–	–
Balance at end of period	$934	$(38)	$896	$872	$(184)	$688

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.
(2)	During the periods indicated, Level 3 derivative assets / liabilities consisted of interest rate lock commitments written for our residential mortgage loans that we intend to sell.
(3)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on two Level 3 pooled trust preferred debt securities.  No credit-related impairment losses were recognized during the second quarter of 2011 and $354 thousand were recognized during the second quarter of 2010.  Credit-related impairment losses of $33 thousand and $417 thousand, respectively, were recognized during the six months ended June 30, 2011 and 2010.  The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of interest rate lock commitments written for our residential mortgage loans that we intend to sell, were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2011:

(Dollars in thousands)	Carrying Value at June 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$–	$3,292	$3,292
Property acquired through foreclosure or repossession	–	–	1,449	1,449
Total assets at fair value on a nonrecurring basis	$–	$–	$4,741	$4,741

Collateral dependent impaired loans with a carrying value of $3.3 million at June 30, 2011 were subject to nonrecurring fair value measurement during the six months ended June 30, 2011.  As of June 30, 2011, the allowance for loan losses allocation on these loans amounted to $900 thousand.

During the six months ended June 30, 2011, properties acquired through foreclosures or repossession with a fair value of $801 thousand were transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value were written down to fair value through a charge to the allowance for loan losses.  For the three and six months ended June 30, 2011, such valuation adjustments charged to the allowance for loan losses amounted to $124 thousand.  Subsequent to foreclosures, valuations are updated periodically and assets may be marked down further, reflecting a new cost basis.  Subsequent valuation adjustments charged to earnings totaled $238 thousand for the three and six months ended June 30, 2011.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the six months ended June 30, 2010:

(Dollars in thousands)	Carrying Value at June 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$–	$–	$2,824	$2,824
Loan servicing rights	–	–	492	492
Property acquired through foreclosure or repossession	–	–	535	535
Total assets at fair value on a nonrecurring basis	$–	$–	$3,851	$3,851

Collateral dependent impaired loans with a carrying value of $2.8 million at June 30, 2010 were subject to nonrecurring fair value measurement during the six months ended June 30, 2010.  As of June 30, 2010, the allowance for loan losses allocation on these loans amounted to $1.5 million.

During the six months ended June 30, 2010, certain loan servicing rights were written down to their fair value resulting in an immaterial valuation allowance increase, which was recorded as a component of net gains on loan sales and commissions on loans originated for others in the Corporation’s Consolidated Statement of Income.

During the six months ended June 30, 2010, properties acquired through foreclosures or repossession with a fair value of $630 thousand was transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value were written down to fair value through a charge to the allowance for loan losses.  For the three and six months ended June 30, 2010, there were no such valuation adjustments charged to the allowance for loan losses.  Subsequent to foreclosures, valuations are updated periodically and assets may be marked down further, reflecting a new cost basis.  Subsequent valuation adjustments charged to earnings totaled $50 thousand in the three and six months ended June 30, 2010.

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table presents the fair values of financial instruments:

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
(Dollars in thousands)	Amount	Fair Value	Amount	Fair Value
Financial Assets:
Cash and cash equivalents	$71,745	$71,745	$92,736	$92,736
Mortgage loans held for sale	8,825	9,033	13,894	13,894
Securities available for sale	591,580	591,580	594,100	594,100
FHLBB stock	42,008	42,008	42,008	42,008
Loans, net of allowance for loan losses	2,027,799	2,097,501	1,967,055	2,029,951
Accrued interest receivable	8,637	8,637	8,568	8,568
Bank-owned life insurance	52,802	52,802	51,844	51,844
Customer related interest rate swap contracts	3,893	3,893	3,690	3,690
Forward loan commitments (1)	160	160	602	602

Financial Liabilities:
Noninterest-bearing demand deposits	$261,016	$261,016	$228,437	$228,437
NOW accounts	236,162	236,162	241,974	241,974
Money market accounts	355,096	355,096	396,455	396,455
Savings accounts	227,014	227,014	220,888	220,888
Time deposits	916,755	930,099	948,576	962,608
FHLBB advances	558,441	594,883	498,722	533,802
Junior subordinated debentures	32,991	22,765	32,991	22,092
Securities sold under repurchase agreements	19,500	20,128	19,500	20,543
Other borrowings	2,505	2,505	3,859	3,859
Accrued interest payable	3,795	3,795	3,999	3,999
Customer related interest rate swap contracts	4,015	4,015	3,806	3,806
Interest rate risk management contract	1,369	1,369	1,098	1,098
Forward loan commitments (1)	198	198	167	167

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

For the periods indicated, the composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified				Non-Qualified
	Pension Plan				Retirement Plans
	Three Months		Six Months		Three Months		Six Months
Periods ended June 30,	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$578	$585	$1,157	$1,169	$18	$23	$36	$46
Interest cost	644	626	1,289	1,253	124	129	248	258
Expected return on plan assets	(698)	(630)	(1,397)	(1,260)	–	-	-	-
Amortization of prior service cost	(9)	(9)	(17)	(17)	–	2	-	4
Recognized net actuarial loss	99	80	196	160	3	5	6	10
Net periodic benefit cost	$614	$652	$1,228	$1,305	$145	$159	$290	$318

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2010 that it expected to contribute $3.0 million to its qualified pension plan and make $723 thousand in benefit payments under its non-qualified retirement plans in 2011.  The Corporation contributed $3.0 million to the qualified pension plan on April 1, 2011.  During the six months ended June 30, 2011, $341 thousand in benefit payments have been made under the non-qualified retirement plans and it presently anticipates making an additional $382 thousand in benefit payments throughout the remainder of 2011.

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

Amounts recognized in the consolidated financial statements for share options, nonvested share units, nonvested share awards and nonvested performance shares are as follows:

(Dollars in thousands)

	Three Months		Six Months
Periods ended June 30,	2011	2010	2011	2010
Share-based compensation expense	$352	$218	$680	$395
Related tax benefit	$125	$78	$242	$141

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

Share Options
During the six months ended June 30, 2011 and 2010, the Corporation granted 57,450 and 83,700 non-qualified share options, respectively.  The share options awarded were granted to certain key employees with three-year cliff vesting and provide for accelerated vesting upon a change in control, death or retirement (as defined in the plans).

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

Six months ended June 30,	2011	2010
Expected term (years)	9.0	9.0
Expected dividend yield	3.33%	3.16%
Weighted average expected volatility	41.90	41.95
Expected forfeiture rate	0%	0%
Weighted average risk-free interest rate	3.05%	3.42%

The weighted average grant-date fair value of the share options awarded during the six months ended June 30, 2011 and 2010 was $7.46 and $6.29, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

A summary of share option activity under the Plans as of June 30, 2011, and changes during the six months ended June 30, 2011, is presented below:

(Dollars in thousands)	Number	Weighted	Weighted Average
	Of	Average	Remaining	Aggregate
	Share	Exercise	Contractual	Intrinsic
	Options	Price	Term (Years)	Value
Outstanding at January 1, 2011	795,257	$22.46
Granted	57,450	21.71
Exercised	(83,426)	18.38
Forfeited or expired	(21,150)	23.65
Outstanding at June 30, 2011	748,131	$22.82	4.4 years	$1,354
As of June 30, 2011:
Options exercisable	591,799	$23.81	3.2 years	$748
Options expected to vest in future periods	156,332	$19.09	9.2 years	$606

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of share options exercised during the six months ended June 30, 2011 and 2010 was $359 thousand and $212 thousand, respectively.

Nonvested Shares and Share Units
The Corporation granted 31,950 and 46,500 nonvested share units to directors and certain key employees during the six months ended June 30, 2011 and 2010, respectively.  The nonvested share units awarded were granted with one to three-year cliff vesting and also provide for accelerated vesting if there is a change in control, death or retirement (as defined in the plans).

A summary of the status of Washington Trust’s nonvested shares as of June 30, 2011, and changes during the six months ended June 30, 2011, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Nonvested at January 1, 2011	85,907	$20.11
Granted	31,950	22.25
Vested	(25,400)	23.93
Forfeited	–	–
Nonvested at June 30, 2011	92,457	$19.80

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

During the six months ended June 30, 2011, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 73,502 shares.  The performance shares awarded were valued at $21.62, the fair market value at the date of grant, and vest over a three-year period.  The current assumption based on the most recent peer group information results in the shares vesting at 155% of the target, or 56,966 shares.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

During the six months ended June 30, 2010, a performance share award was granted to an executive officer providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 25,000 shares.  The performance shares awarded were valued at $15.11, the fair market value at the date of grant, and vest over a three-year period.  The current assumption based on the most recent peer group information results in the shares vesting at 155% of the target, or 19,375 shares.

A summary of the status of Washington Trust’s performance share awards as of June 30, 2011, and changes during the six months ended June 30, 2011, is presented below:

		Weighted
	Number	Average
	of	Grant Date
	Shares	Fair Value
Performance shares at January 1, 2011	16,500	$15.11
Granted	59,841	21.31
Vested	–	–
Forfeited	–	–
Performance shares at June 30, 2011	76,341	$19.97

As of June 30, 2011, there was $3.2 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.5 years.

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

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended June 30,	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income (expense)	$18,809	$18,116	$(3)	$(18)	$2,258	$735	$21,064	$18,833
Noninterest income	5,053	4,276	7,510	6,763	722	120	13,285	11,159
Total income	23,862	22,392	7,507	6,745	2,980	855	34,349	29,992
Provision for loan losses	1,200	1,500	–	–	–	–	1,200	1,500
Depreciation and amortization expense	599	568	341	366	70	124	1,010	1,058
Other noninterest expenses	13,581	12,453	4,917	4,673	2,756	2,799	21,254	19,925
Total noninterest expenses	15,380	14,521	5,258	5,039	2,826	2,923	23,464	22,483
Income (loss) before income taxes	8,482	7,871	2,249	1,706	154	(2,068)	10,885	7,509
Income tax expense (benefit)	2,835	2,680	838	602	(353)	(1,071)	3,320	2,211
Net income (loss)	$5,647	$5,191	$1,411	$1,104	$507	$(997)	$7,565	$5,298

Total assets at period end	2,151,315	2,063,381	51,520	50,132	733,471	816,340	2,936,306	2,929,853
Expenditures for long-lived assets	394	395	90	58	42	192	526	645

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(Dollars in thousands)
	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Six months ended June 30,	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income (expense)	$37,213	$36,146	$(9)	$(34)	$4,187	$725	$41,391	$36,837
Noninterest income (expense)	9,234	8,032	14,590	13,069	1,158	525	24,982	21,626
Total income	46,447	44,178	14,581	13,035	5,345	1,250	66,373	58,463
Provision for loan losses	2,700	3,000	–	–	–	–	2,700	3,000
Depreciation and amortization expense	1,199	1,185	678	762	138	174	2,015	2,121
Other noninterest expenses	26,271	23,996	9,587	9,394	5,131	5,149	40,989	38,539
Total noninterest expenses	30,170	28,181	10,265	10,156	5,269	5,323	45,704	43,660
Income (loss) before income taxes	16,277	15,997	4,316	2,879	76	(4,073)	20,669	14,803
Income tax expense (benefit)	5,423	5,473	1,608	1,018	(727)	(2,158)	6,304	4,333
Net income (loss)	$10,854	$10,524	$2,708	$1,861	$803	$(1,915)	$14,365	$10,470

Total assets at period end	2,151,315	2,063,381	51,520	50,132	733,471	816,340	2,936,306	2,929,853
Expenditures for long-lived assets	816	721	348	106	75	439	1,239	1,266

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(14) Comprehensive Income

(Dollars in thousands)

Three months ended June 30,	2011	2010
Net income	$7,565	$5,298
Unrealized gains on securities, net of income tax expense of $1,958 in 2011 and $1,878 in 2010	3,537	3,401
Unrealized losses on cash flow hedges, net of income tax benefits of $259 in 2011 and $307 in 2010	(468)	(556)
Less reclassification adjustments:
(Gains) losses on securities, net of income tax expense of $81 in 2011 and income tax benefit of $86 in 2010	(145)	157
Change in non-credit portion of other-than-temporary impairment losses, net of income tax benefit of $40 in 2010	–	72
Gains on cash flow hedges, net of income tax expense of $68 in 2011 and $3 in 2010	122	5
Net periodic pension cost, net of income tax benefit of $33 in 2011 and $28 in 2010	60	50
Total comprehensive income	$10,671	$8,427

(Dollars in thousands)

Six months ended June 30,	2011	2010
Net income	$14,365	$10,470
Unrealized gains on securities, net of income tax expense of $2,010 in 2011 and $2,961 in 2010	3,626	5,397
Unrealized losses on cash flow hedges, net of income tax benefit of $232 in 2011 and $372 in 2010	(419)	(673)
Less reclassification adjustments:
(Gains) losses on securities, net of income tax expense of $51 in 2011 and income tax benefit of $87 in 2010	(92)	158
Change in non-credit portion of other-than-temporary impairment losses, net of income tax expense of $8 in 2011 and income tax benefit of $61 in 2010	(13)	111
Gains on cash flow hedges, net of income tax expense of $136 in 2011 and $71 in 2010	245	129
Net periodic pension cost, net of income tax benefit of $66 in 2011 and $56 in 2010	120	101
Total comprehensive income	$17,832	$15,693

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Continued)
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)

	Three Months		Six Months
Periods ended June 30,	2011	2010	2011	2010
Net income	$7,565	$5,298	$14,365	$10,470
Less dividends and undistributed earnings allocated to participating securities	(30)	(19)	(57)	(27)
Net income applicable to common shareholders	7,535	5,279	14,308	10,443

Weighted average basic common shares	16,251.6	16,104.6	16,224.5	16,081.3
Dilutive effect of common stock equivalents	32.7	38.5	32.5	35.0
Weighted average diluted common shares	16,284.3	16,143.1	16,257.0	16,116.3
Earnings per common share:
Basic	$0.46	$0.33	$0.88	$0.65
Diluted	$0.46	$0.33	$0.88	$0.65

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 349 thousand and 717 thousand, respectively, for the three months ended June 30, 2011 and 2010.  These amounts totaled 374 thousand and 707 thousand, respectively, for the six months ended June 30, 2011 and 2010.

(16) Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business.  Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the Annual Report on Form 10-K for the year ended December 31, 2010, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results for the full-year ended December 31, 2011 or any future period.

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

Composition of Earnings
Net income for the second quarter of 2011 amounted to $7.6 million, or 46 cents per diluted share; compared to $5.3 million, or 33 cents per diluted share, reported for the second quarter a year earlier.  The returns on average equity and average assets for the second quarter of 2011 were 10.83% and 1.04%, respectively, compared to 8.05% and 0.73%, respectively, for the same quarter in 2010.

Net income for the six months ended June 30, 2011 amounted to $14.4 million, or 88 cents per diluted share, compared to $10.5 million, or 65 cents per diluted share, for the same period in 2010.  The returns on average equity and average assets for the first six months of 2010 were 10.44% and 0.99%, respectively, compared to 8.03% and 0.72%, respectively, for the first six months of 2010.

The increase in profitability over 2010 was largely due to higher net interest income and growth in wealth management revenues.

During the second quarter of 2011, a modest balance sheet management transaction was conducted which resulted in net realized gains on securities of $226 thousand and a $221 thousand debt prepayment penalty.  See additional disclosure under the caption “Noninterest Income.”  Also included in other income in the second quarter of 2011 results was a gain on sale of a bank property of $203 thousand ($141 thousand after tax; 1 cent per diluted share).

Net interest income for the second quarter and first half of 2011 increased by 12% compared to the same periods a year ago.  The increase in net interest income reflects improvement in the net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets.)  The net interest margin for the second quarter of 2011 was 3.21%, up by 35 basis points from the second quarter a year earlier.  For the first half of 2011, the net interest margin was 3.19%, up by 37 basis points from the same period in 2010.  This result was driven in large part by a reduction in funding costs, as indicated by a 45 basis point decline in the cost of interest-bearing liabilities from the first six months 2010.

The loan loss provision charged to earnings for the three and six months ended June 30, 2011 amounted to $1.2 million and $2.7 million, respectively.  Comparable amounts for the same periods in 2010 were $1.5 million and $3.0 million, respectively.  Management believes that the provision for loan losses has been consistent with the trend in asset quality and credit quality indicators.

Revenue from wealth management services, our primary source of noninterest income, for the three and six months ended June 30, 2011 increased by $747 thousand, or 11%, and $1.5 million, or 12%, respectively from the same periods in 2010.  Wealth management revenues are largely dependent on the value of the assets under administration and are closely tied to the performance of the financial markets.  Wealth management assets under administration totaled $4.1 billion at June 30, 2011, up by $181 million from the balance at December 31, 2010 and up by $522 million from the balance at June 30, 2010.

Noninterest expenses amounted to $22.3 million and $43.0 million, respectively, for the second quarter and first half of 2011.  Noninterest expenses for 2011 included $221 thousand of debt prepayment charges recognized in the second quarter.  Excluding the debt prepayment charges, noninterest expenses for both the second quarter and first half of 2011 increased by 5% from the comparable periods in 2010.  The increase in noninterest expenses reflected increases in salaries and employee benefit costs, merchant processing costs and foreclosed property costs, offset in part by lower FDIC deposit insurance costs.

Income tax expense amounted to $3.3 million and $6.3 million, respectively, for the three and six months ended June 30, 2011, up by $1.1 million and $2.0 million, respectively, from the same periods a year earlier.  The effective tax rate for the first half of 2011 was 30.5%, up from 29.3% for the first half of 2010, reflecting a higher portion of taxable income to pretax book income in 2011.

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets.  Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised.  First quarter 2011 Commercial Banking segment results, as reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, were revised to reflect current funds transfer pricing estimates and methodologies.  These revisions are reflected in the year-to-date Commercial Banking disclosures below and did not affect the consolidated financial position or results of operations of Washington Trust as a whole.  The Corporate unit’s net interest income increased in 2011 as funding costs declined more than asset yields, reflecting the asset sensitive position of Washington Trust’s balance sheet.  See Note 13 to the Consolidated Financial Statements for additional disclosure related to business segments.

The Commercial Banking segment’s net income for the second quarter and first six months of 2011 increased by $456 thousand, or 9%, and $330 thousand, or 3%, from the same periods a year earlier.  Commercial Banking net interest income for the three and six months ended June 30, 2011 increased by $693 thousand and $1.1 million, respectively, from the same periods a year ago, reflecting improvement in the net interest margin.  Commercial Banking noninterest income for the second quarter and first half of 2011 increased by $777 thousand and $1.2 million, respectively, from the comparable 2010 periods, due largely to increases in merchant processing fees and mortgage banking revenues.  For the three and six months ended June 30, 2011, noninterest expenses for the Commercial Banking segment increased by $859 thousand and $2.0 million, respectively, from the same periods a year earlier.  This increase was largely due to increases in salaries and benefits, foreclosed property costs, and merchant expenses, offset in part by decreases in the provision of loan losses and FDIC insurance expenses.

The Wealth Management Services segment’s net income for three and six months ended June 30, 2011 increased by $307 thousand, or 28%, and $847 thousand, or 46%, respectively, compared to the same periods in 2010.  Noninterest income derived from the Wealth Management Services segment for the three and six months ended June 30, 2011 increased by $747 thousand and $1.5 million, respectively, from the comparable 2010 periods.  This revenue is dependent to a large extent on the value of assets under administration and is closely tied to the performance of the financial markets.  Wealth management assets under administration totaled $4.148 billion at June 30, 2011, up by $181 million, or 5%, from the balance at December 31, 2010, reflecting net investment appreciation and income of $147 million and net client cash inflows of $34 million.  Assets under administration were up by $522 million, or 14%, from June 30, 2010.  For the second quarter and first six months of 2011, noninterest expenses for Wealth Management Services segment increased by $219 thousand and $109 thousand, respectively, compared to the same periods in 2010.

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

FTE net interest income for the second quarter and first half of 2011 increased by $2.2 million, or 12%, and $4.6 million, or 12%, respectively, from the same periods in 2010.  The net interest margin for the second quarter and first six months of 2011 amounted to 3.21% and 3.19%, respectively, compared to 2.86% and 2.82%, respectively, for the same periods a year earlier.  The increase in the net interest margin from 2010 was due in large part to lower funding costs.  The cost of interest-bearing liabilities for the second quarter and first half of 2011 declined by 39 basis points and 45 basis points, respectively, from the comparable 2010 periods.

Average interest-earning assets amounted to $2.7 billion for the three and six months ended June 30, 2011, essentially unchanged from the same periods a year earlier.  A decline in the investment securities portfolio balance was partially offset by growth in the loan portfolio.  Total average securities for the three and six months ended June 30, 2011 decreased by $111 million and $110 million, respectively, from the same periods last year due largely to maturities and pay-downs on mortgage-backed securities offset, in part, by purchases of debt securities.  The decline in average securities also reflected the second quarter 2011 balance sheet management transaction described previously.  The FTE rate of return on securities for the three and six months ended June 30, 2011 increased by 11 basis points and 1 basis point, respectively, from the same periods last year.  Total average loans for the three and six months ended June 30, 2011 increased by $90 million and $86 million, respectively, from the same periods in 2010, largely due to growth in the commercial loan portfolio.  The yield on total loans for the second quarter and first half of 2011 decreased by 11 basis points and 13 basis points, respectively, from the comparable 2010 periods, reflecting declines in short-term interest rates.

Average interest-bearing liabilities for the second quarter and first six months of 2011, decreased by $79 million, or 3%, and $77 million, or 3%, respectively, from the comparable periods in 2010.  Declines in average FHLBB advances and out-of-market brokered certificates of deposit were offset, in part, by growth in deposits.  The average balance of FHLBB advances for the three and six months ended June 30, 2011 decreased by $95 million, or 16%, and $106 million, or 18%, respectively, from the same periods a year earlier.  The average rate paid on such advances for the for the second quarter and first six months of 2011, decreased by 28 basis points and 26 basis points, respectively, from the comparable periods in 2010.  Average interest-bearing deposits for the second quarter and first six months of 2011, increased by $15 million, or 1%, and $27 million, or 2%, respectively, while the average rate paid on interest-bearing deposits for the second quarter and first six months of 2011 decreased by 30 basis points and 34 basis points, respectively, from the comparable periods a year earlier.  Interest-bearing deposits include out-of-market brokered certificates of deposit, which are utilized by the Corporation as part of its overall funding program along with FHLBB advances and other sources.  Average out-of-market brokered certificates of deposit for the second quarter and first six months of 2011 decreased by $30 million and $35 million, respectively, from the comparable 2010 periods, with a 75 basis point and 62 basis point decline in the average rate paid.  Excluding out-of-market brokered certificates of deposit, average in-market interest-bearing deposits for the second quarter and first six months of 2011 increased by $45 million, or 3%, and $62 million, or 4%, respectively, from same periods a year earlier, while the average rate paid on in-market interest-bearing deposits decreased by 24 basis points and 27 basis points.  See additional discussion on brokered certificates of deposits in the “Financial Condition” section under the caption “Deposits.”

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

Three months ended June 30,	2011			2010
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$1,065,619	$13,900	5.23%	$1,008,153	$13,149	5.23%
Residential real estate loans, including
mortgage loans held for sale	656,570	7,732	4.72%	618,907	7,790	5.05%
Consumer loans	324,890	3,166	3.91%	329,562	3,289	4.00%
Total loans	2,047,079	24,798	4.86%	1,956,622	24,228	4.97%
Cash, federal funds sold and
other short-term investments	34,166	13	0.15%	30,660	13	0.17%
FHLBB stock	42,008	32	0.31%	42,008	–	–%
Taxable debt securities	486,905	4,869	4.01%	595,523	5,837	3.93%
Nontaxable debt securities	78,447	1,150	5.88%	79,467	1,154	5.82%
Corporate stocks	2,513	47	7.50%	4,012	76	7.60%
Total securities	567,865	6,066	4.28%	679,002	7,067	4.17%
Total interest-earning assets	2,691,118	30,909	4.61%	2,708,292	31,308	4.64%
Noninterest-earning assets	212,968			212,546
Total assets	$2,904,086			$2,920,838
Liabilities and Shareholders’ Equity:
NOW accounts	$229,746	$60	0.10%	$213,045	$63	0.12%
Money market accounts	393,945	249	0.25%	392,691	547	0.56%
Savings accounts	224,588	69	0.12%	205,582	85	0.17%
Time deposits	935,813	3,652	1.57%	957,311	4,636	1.94%
FHLBB advances	494,989	4,685	3.80%	589,577	6,000	4.08%
Junior subordinated debentures	32,991	392	4.77%	32,991	447	5.43%
Other	21,663	242	4.48%	21,073	243	4.63%
Total interest-bearing liabilities	2,333,735	9,349	1.61%	2,412,270	12,021	2.00%
Demand deposits	251,585			207,271
Other liabilities	39,485			38,159
Shareholders’ equity	279,281			263,138
Total liabilities and shareholders’ equity	$2,904,086			$2,920,838
Net interest income		$21,560			$19,287
Interest rate spread			3.00%			2.64%
Net interest margin			3.21%			2.86%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Three months ended June 30,	2011	2010
Commercial and other loans	$91	$48
Nontaxable debt securities	392	384
Corporate stocks	13	22
Total	$496	$454

Six months ended June 30,	2011			2010
	Average		Yield/	Average		Yield/
(Dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
Assets:
Commercial and other loans	$1,051,577	$27,406	5.26%	$997,042	$26,053	5.27%
Residential real estate loans, including
mortgage loans held for sale	653,938	15,432	4.76%	617,216	15,664	5.12%
Consumer loans	324,471	6,310	3.92%	329,438	6,528	4.00%
Total loans	2,029,986	49,148	4.88%	1,943,696	48,245	5.01%
Cash, federal funds sold and
other short-term investments	39,029	37	0.19%	33,201	34	0.21%
FHLBB stock	42,008	64	0.31%	42,008	–	–%
Taxable debt securities	489,544	9,642	3.97%	597,337	11,888	4.01%
Nontaxable debt securities	78,947	2,316	5.92%	79,524	2,310	5.86%
Corporate stocks	2,512	96	7.71%	4,012	151	7.59%
Total securities	571,003	12,054	4.26%	680,873	14,349	4.25%
Total interest-earning assets	2,682,026	61,303	4.61%	2,699,778	62,628	4.68%
Noninterest-earning assets	212,379			208,787
Total assets	$2,894,405			$2,908,565
Liabilities and Shareholders’ Equity:
NOW accounts	$227,375	$118	0.10%	$203,809	$127	0.13%
Money market accounts	396,614	572	0.29%	400,907	1,164	0.59%
Savings accounts	222,481	144	0.13%	201,255	170	0.17%
Time deposits	941,093	7,398	1.59%	954,398	9,639	2.04%
FHLBB advances	485,233	9,417	3.91%	590,769	12,219	4.17%
Junior subordinated debentures	32,991	782	4.78%	32,991	1,077	6.58%
Other	22,389	483	4.35%	21,030	485	4.65%
Total interest-bearing liabilities	2,328,176	18,914	1.64%	2,405,159	24,881	2.09%
Demand deposits	250,550			203,757
Other liabilities	40,520			38,828
Shareholders’ equity	275,159			260,821
Total liabilities and shareholders’ equity	$2,894,405			$2,908,565
Net interest income		$42,389			$37,747
Interest rate spread			2.97%			2.59%
Net interest margin			3.19%			2.82%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)

Six months ended June 30,	2011	2010
Commercial and other loans	$182	$97
Nontaxable debt securities	789	771
Corporate stocks	27	42
Total	$998	$910

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			Six months ended
	June 30, 2011 vs. 2010			June 30, 2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial and other loans	$751	$–	$751	$1,403	$(50)	$1,353
Residential real estate loans, including
mortgage loans held for sale	463	(521)	(58)	904	(1,136)	(232)
Consumer loans	(48)	(75)	(123)	(94)	(124)	(218)
Cash, federal funds sold and other short-term investments	2	(2)	–	6	(3)	3
FHLBB stock	–	32	32	–	64	64
Taxable debt securities	(1,085)	117	(968)	(2,128)	(118)	(2,246)
Nontaxable debt securities	(15)	11	(4)	(17)	23	6
Corporate stocks	(28)	(1)	(29)	(57)	2	(55)
Total interest income	40	(439)	(399)	17	(1,342)	(1,325)
Interest on Interest-Bearing Liabilities:
NOW accounts	6	(9)	(3)	17	(26)	(9)
Money market accounts	2	(300)	(298)	(12)	(580)	(592)
Savings accounts	8	(24)	(16)	17	(43)	(26)
Time deposits	(104)	(880)	(984)	(133)	(2,108)	(2,241)
FHLBB advances	(921)	(394)	(1,315)	(2,077)	(725)	(2,802)
Junior subordinated debentures	–	(55)	(55)	–	(295)	(295)
Other	7	(8)	(1)	30	(32)	(2)
Total interest expense	(1,002)	(1,670)	(2,672)	(2,158)	(3,809)	(5,967)
Net interest income	$1,042	$1,231	$2,273	$2,175	$2,467	$4,642

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

Based on our analysis of trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation, the provision for loan losses charged to earnings for the second quarter of 2011 amounted to $1.2 million, down by $300 thousand from the first quarter of 2011 and second quarter of 2010 levels.  Net charge-offs totaled $956 thousand in the second quarter of 2011, down from $1.2 million in the second quarter a year ago.  The provision for loan losses totaled $2.7 million and $3.0 million, respectively, for the first six months of 2011 and 2010.  Net charge-offs amounted to $1.9 million for the first half of 2011, compared to $2.4 million for the same period in 2010.

For the first six months of 2011, 57% of the $2.7 million provision for loan losses has been provided on the commercial loan portfolio, primarily due to the increase in the Special Mention credit quality category of commercial loans.  Approximately 38% of the year-to-date 2011 loan loss provision has been provided on the residential real estate and consumer loan portfolios.  The provision reflects management’s assessment of loss exposure associated with continued weakness in general economic conditions affecting these loan categories.

The allowance for loan losses was $29.4 million, or 1.43% of total loans, at June 30, 2011, compared to $28.6 million, or 1.43% of total loans, at December 31, 2010.  Management will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  For the three and six months ended June 30, 2011 noninterest income represented 39% and 38% of total revenues, respectively.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Six Months
			Incr (Decr)				Incr (Decr)
Periods ended June 30,	2011	2010	$	%	2011	2010	$	%
Noninterest Income:
Wealth management services:
Trust and investment advisory fees	$5,822	$5,153	$669	13%	$11,498	$10,170	$1,328	13%
Mutual fund fees	1,135	1,105	30	3	2,258	2,215	43	2
Financial planning, commissions and other service fees	553	505	48	10	834	684	150	22
Wealth management services	7,510	6,763	747	11	14,590	13,069	1,521	12
Service charges on deposit accounts	909	913	(4)	–	1,841	1,762	79	4
Merchant processing fees	2,682	2,406	276	11	4,626	4,012	614	15
Card interchange fees	581	487	94	19	1,068	876	192	22
Income from bank-owned life insurance	482	474	8	2	958	913	45	5
Net gains on loan sales and commissions on loans originated for others	537	318	219	69	1,062	878	184	21
Net realized gains on securities	226	–	226	–	197	–	197	–
Net (losses) gains on interest rate swap contracts	(35)	(121)	86	71	41	(53)	94	177
Equity in losses of unconsolidated subsidiaries	(145)	(50)	(95)	(190)	(289)	(102)	(187)	(183)
Other income	538	323	215	67	921	688	233	34
Noninterest income, excluding other-than-temporary impairment losses	13,285	11,513	1,772	15	25,015	22,043	2,972	13
Total other-than-temporary impairment losses on securities	–	(243)	243	100	(54)	(245)	191	78
Portion of loss recognized in other comprehensive income (before taxes)	–	(111)	111	100	21	(172)	193	112
Net impairment losses recognized in earnings	–	(354)	354	100	(33)	(417)	384	92
Total noninterest income	$13,285	$11,159	$2,126	19%	$24,982	$21,626	$3,356	16%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets.  The following table presents the changes in wealth management assets under administration for the three and six months ended June 30, 2011 and 2010.

(Dollars in thousands)
	Three Months		Six Months
Periods ended June 30,	2011	2010	2011	2010
Wealth Management Assets under Administration (1):
Balance at the beginning of period	$4,119,207	$3,869,502	$3,967,207	$3,735,646
Net investment appreciation & income	1,625	(250,445)	147,188	(151,324)
Net client cash flows	27,601	7,814	34,038	42,549
Balance at the end of period	$4,148,433	$3,626,871	$4,148,433	$3,626,871

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

Noninterest Income Analysis
Wealth management revenues for the three months and six months ended June 30, 2011 increased by $747 thousand, or 11%, and by $1.5 million, or 12%, from the same periods a year earlier.  Wealth management assets under administration totaled $4.148 billion at June 30, 2011.  Assets under administration were up by $181 million, or 5%, from December 31, 2010, with net investment appreciation and income of $147 million and net client cash inflows of $34 million.

Service charges on deposit accounts for the three months and six months ended June 30, 2011 totaled $909 thousand and $1.8 million, respectively.  Comparable amounts for the same periods a year earlier were $913 thousand and $1.8 million.  The largest component of this revenue source is overdraft and non-sufficient funds fees, which is largely driven by customer activity.  Overdraft and non-sufficient funds fees for the second quarter and first half of 2011 amounted to $523 thousand and $1.1 million, respectively, down by $84 thousand and $141 thousand compared to the same periods a year earlier.  This decline, primarily due to regulatory changes which became effective in the third quarter of 2010, was offset by increases in income from other deposit service charges.

Merchant processing fee revenue represents charges to merchants for credit card transactions processed.  Merchant processing fees for the three and six months ended June 30, 2011 increased by $276 thousand, or 11%, and $614 thousand, or 15%, from the same periods a year earlier primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense.”

Card interchange fees represent fees related to debit card transactions.  Card interchange fees for the three and six months ended June 30, 2011 increased by $94 thousand, or 19%, and $192 thousand, or 22%, from the same periods a year earlier primarily due to increases in the volume of transactions.

Net gains on loan sales and commissions on loans originated for others for the three and six months ended June 30, 2011 totaled $537 thousand and $1.1 million, respectively, up by $219 thousand, or 69%, and $184 thousand, or 21%, respectively, from the same periods a year earlier.  This revenue source is dependent on mortgage origination volume, which is sensitive to rates and the condition of housing markets.

Net realized gains on securities for the three and six months ended June 30, 2011 amounted to $226 thousand and $197 thousand.  There were no net realized gains on securities recognized in the comparable 2010 periods.  In the second quarter of 2011, a balance sheet management transaction was conducted, which consisted of the sale of $5.7 million in mortgage-backed securities and the prepayment of $5.0 million in FHLBB advances.  As a result, $226 thousand of net realized gains on securities and a $221 thousand debt prepayment charge were recognized in the second quarter of 2011.

Equity in losses of unconsolidated subsidiaries, primarily losses generated by real estate limited partnerships, for the three and six months ended June 30, 2011 amounted to $145 thousand and $289 thousand, respectively, compared to $50 thousand and $102 thousand for the same periods a year earlier.  As of June 30, 2011, Washington Trust has investments in two real estate limited partnerships, one of which was entered into in the latter portion of 2010.  Washington Trust accounts for its investment in these partnerships using the equity method.  Losses generated by the partnerships are recorded as a reduction in other assets in the Consolidated Balance Sheets and as a reduction of noninterest income in the Consolidated Statements of Income.  Tax credits generated by the partnerships are recorded as a reduction in the income tax provision.

Other income for the second quarter and first half of 2011 totaled $538 thousand and $921 thousand, respectively, up by $215 thousand and $233 thousand from the same periods in 2010.  Included in other income for the three and six months ended June 30, 2011 was a gain on a sale of bank property of $203 thousand.

Noninterest Expense
The following table presents a noninterest expense comparison for the three and six months ended June 30, 2011 and 2010.

(Dollars in thousands)	Three Months				Six Months
			Incr (Decr)				Incr (Decr)
Periods ended June 30,	2011	2010	$	%	2011	2010	$	%
Noninterest Expense
Salaries and employee benefits	$12,398	$11,726	$672	6%	$24,226	$23,227	$999	4%
Net occupancy	1,236	1,237	(1)	–	2,557	2,461	96	4
Equipment	1,070	1,014	56	6	2,119	2,011	108	5
Merchant processing costs	2,345	2,057	288	14	4,014	3,414	600	18
Outsourced services	875	855	20	2	1,747	1,695	52	3
FDIC deposit insurance costs	464	784	(320)	(41)	1,187	1,578	(391)	(25)
Legal, audit and professional fees	467	408	59	14	959	926	33	4
Advertising and promotion	427	419	8	2	780	783	(3)	–
Amortization of intangibles	237	290	(53)	(18)	475	581	(106)	(18)
Foreclosed property costs	338	87	251	289	504	123	381	310
Debt prepayment penalties	221	–	221	–	221	–	221	–
Other	2,186	2,106	80	4	4,215	3,861	354	9
Total noninterest expense	$22,264	$20,983	$1,281	6%	$43,004	$40,660	$2,344	6%

Noninterest Expense Analysis
Salaries and employee benefit expense, the largest component of noninterest expense, for the three and six months ended June 30, 2011 totaled $12.4 million and $24.2 million, respectively, up by $672 thousand, or 6%, and $999 thousand, or 4%, from the same periods a year earlier.  The increase reflected higher staffing levels at the Burlington, Massachusetts mortgage production office, which was opened in the first quarter of 2011, other selected staffing additions, and increases in commissions and incentives and stock based compensation, which were being recognized at lower levels in 2010.

Merchant processing costs for the three and six months ended June 30, 2011 increased by $288 thousand, or 14%, and $600 thousand, or 18%, from the same periods a year earlier, primarily due to increases in volume of transactions processed for existing and new customers.  Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.  See discussion on the corresponding increase in merchant processing fees under the caption “Noninterest Income”.

FDIC deposit insurance costs for the three and six months ended June 30, 2011 amounted to $464 thousand and $1.2 million, respectively, down by $320 thousand, or 41%, and $391 thousand, or 25%, from the same periods a year earlier, reflecting lower assessment rates and a statutory change in the calculation method that became effective for the second quarter of 2011.  Based on assessment rates and the calculation method currently in effect, we believe that the second quarter 2011 level of FDIC deposit insurance costs is generally representative of such costs for the third and fourth quarters of 2011.  We cannot predict whether the FDIC will in the future require increases to deposit insurance levels.

Foreclosed property costs for the three and six months ended June 30, 2011 totaled $338 thousand and $504 thousand, respectively, up by $251 thousand and $381 thousand from the same periods a year earlier, due largely to valuation adjustments on other real estate owned properties.

As previously described, a balance sheet management transaction was consummated in the second quarter of 2011, which resulted in $226 thousand of net realized gains on securities and a $221 thousand debt prepayment charge.  There were no debt prepayment penalty charges recognized in comparable 2010 periods.

Other noninterest expenses for the first six months of 2011 increased by $354 thousand, or 9%, from the same period a year earlier, including a $75 thousand increase in credit and collection costs associated with loan workouts.

Income Taxes
Income tax expense amounted to $3.3 million and $6.3 million, respectively, for the three and six months ended June 30, 2011, as compared to $2.2 million and $4.3 million, respectively, for the same periods in 2010.  The Corporation’s effective tax rate for both the three and six months ended June 30, 2011 was 30.5%, as compared to 29.4% and 29.3%, respectively, for the same periods in 2010, reflecting a higher portion of taxable income to pretax book income in 2011.  The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, the dividends received deduction, income from BOLI and federal tax credits.

Financial Condition
Summary
Total assets amounted to $2.9 billion at June 30, 2011, up by $27 million from the end of 2010.  Total loans grew by $62 million, or 3%, during the first six months of 2011, with a $46 million increase in commercial loans.  The investment securities portfolio decreased by $3 million from the balance at December 31, 2010.

Nonperforming assets (nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession) amounted to $24.1 million, or 0.82% of total assets, at June 30, 2011, compared to $23.0 million, or 0.79% of total assets, at December 31, 2010.  Overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.

Total liabilities increased by $14 million from the balance at December 31, 2010.  Total deposits decreased by $40 million, or 2%, in the first half of 2011, reflecting a seasonal decrease in governmental and other deposits, which are expected to build again during the third quarter of 2011.  FHLBB advances increased by $60 million from the balance at the end of 2010.

Shareholders’ equity totaled $281 million at June 30, 2011, compared to $269 million at December 31, 2010.  As of June 30, 2011, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.

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

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of June 30, 2011 and December 31, 2010, our Level 3 financial instruments consisted primarily of two available for sale pooled trust preferred securities, which were not actively traded.

As of June 30, 2011 and December 31, 2010, the Corporation concluded that the low level of trading activity for our Level 3 pooled trust preferred securities continued to indicate that quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected limited sales evidenced by a relatively inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an un-orderly fashion, actual proceeds received could potentially be significantly less than their fair values.

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$33,249	6%	$40,994	7%
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	431,692	73%	429,771	72%
States and political subdivisions	81,975	14%	81,055	14%
Trust preferred securities:
Individual name issuers	25,611	4%	23,275	4%
Collateralized debt obligations	934	–%	806	–%
Corporate bonds	14,968	3%	15,212	3%
Common stocks	882	–%	809	–%
Perpetual preferred stocks	2,269	–%	2,178	–%
Total securities available for sale	$591,580	100%	$594,100	100%

At June 30, 2011, the investment portfolio totaled $592 million, down by $3 million from the balance at December 31, 2010.  See additional disclosure regarding the second quarter 2011 balance sheet management transaction under the caption “Noninterest Income.”

At June 30, 2011 and December 31, 2010, the net unrealized gain position of the investment securities portfolio was $20.7 million and $15.2 million, respectively.  Included in these amounts were $8.6 million and $11.7 million, respectively, in gross unrealized losses.  Nearly all of these gross unrealized losses were concentrated in variable rate trust preferred securities issued by financial services companies.

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

Individual Issuer Trust Preferred Securities

(Dollars in thousands)
	June 30, 2011				Credit Ratings
Named Issuer		Amortized	Fair	Unrealized	June 30, 2011		Form 10-Q Filing Date
(parent holding company)	(a)	Cost (b)	Value	Loss	Moody's	S&P	Moody's	S&P
JPMorgan Chase & Co.	2	$9,730	8,003	(1,727)	A2	BBB+	A2	BBB+
Bank of America Corporation	3	5,739	4,768	(971)	Baa3	BB+ (c)	Baa3	BB+ (c)
Wells Fargo & Company	2	5,113	4,525	(588)	A3/ Baa1	A-	A3/Baa1	A-
SunTrust Banks, Inc.	1	4,167	3,262	(905)	Baa3	BB (c)	Baa3	BB (c)
Northern Trust Corporation	1	1,981	1,712	(269)	A3	A-	A3	A-
State Street Corporation	1	1,970	1,726	(244)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,920	1,615	(305)	Ba1 (c)	BB- (c)	Ba1 (c)	BB- (c)
Totals	11	$30,620	25,611	(5,009)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Net of other-than-temporary impairment losses recognized in earnings.

(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at June 30, 2011.

Pooled Trust Preferred Obligations

(Dollars in thousands)	June 30, 2011
					Deferrals	Credit Ratings
	Amortized	Fair	Unrealized	No. of Cos. in	and Defaults	June 30, 2011		Form 10-Q Filing Date
Deal Name	Cost	Value	Loss	Issuance	(a)	Moody's	S&P	Moody's	S&P
Tropic CDO 1, tranche A4L (d)	$3,150	806	(2,344)	38	40.5%	Ca (c)	(b)	Ca (c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,264	128	(1,136)	73	36.7%	C (c)	(b)	C (c)	(b)
Totals	$4,414	934	(3,480)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
As of June 30, 2011, this pooled trust preferred security had an amortized cost of $3.2 million.  The amortized cost was net of $1.7 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  The analysis of the expected cash flows for this security as of June 30, 2011 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.  This security was placed on nonaccrual status in March 2009.  The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010.  As of June 30, 2011, this security has unrealized losses of $2.3 million and a below investment grade rating of “Ca” by Moody’s Investors Service Inc. (“Moody’s”).  Through the filing date of this report, there have been no rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.

(e)
As of June 30, 2011, this pooled trust preferred security had an amortized cost of $1.3 million.  The amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  The analysis of the expected cash flows for this security as of June 30, 2011 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.  This security was placed on nonaccrual status in December 2008.  The tranche instrument held by Washington Trust has been deferring interest payments since December 2008.  As of June 30, 2011, the security has unrealized losses of $1.1 million and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no  rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.

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

Loans
Total loans amounted to $2.1 billion at June 30, 2011.  In the first six months of 2011, loans grew by $62 million, or 3%, with a $46 million increase in the commercial loan portfolio, a $13 million increase in the residential real estate portfolio and a $2 million increase in consumer loans.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $582 million at June 30, 2011, up by $16 million, or 3%, from the $566 million balance at December 31, 2010.  Included in these amounts were commercial construction loans of $19 million and $47 million, respectively.  Commercial real estate loans are secured by a variety of property types, with approximately 80% of the total composed of retail facilities, office buildings, lodging, commercial mixed use, multi-family dwellings, industrial & warehouse properties and research & development use.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$528,500	91%	$512,173	91%
New York, New Jersey, Pennsylvania	40,462	7%	40,232	7%
New Hampshire	11,758	2%	11,846	2%
Other	1,704	–%	1,707	–%
Total	$582,424	100%	$565,958	100%

Other Commercial Loans
Other commercial loans amounted to $491 million at June 30, 2011, up by $30 million, or 6%, from the balance at December 31, 2010, primarily due to originations in our general market area of southern New England.  This portfolio includes loans to a variety of business types.  Approximately 73% of the total is composed of retail trade, owner occupied & other real estate, health care/social assistance, manufacturing, construction businesses, accommodation & food services, other services and wholesale trade businesses.

Residential Real Estate Loans
Residential real estate mortgages amounted to $658 million at June 30, 2011, up by $13 million, or 2%, from the balance at December 31, 2010.  Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  The majority of loans originated for sale are sold with servicing released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  For the six months ended June 30, 2011, total residential real estate mortgage loan originations, including brokered loans as agent totaled $136 million, compared to $153 million for the same period a year earlier.  Of these amounts, $57 million and $78 million, respectively, were originated for sale in the secondary market, including brokered loans as agent.

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  The unpaid principal balance of loans repurchased due to representation and warranty claims as of June 30, 2011 was $729 thousand, compared to $249 thousand as of December 31, 2010.  Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  This reserve is not material and is included in other liabilities in the Consolidated Balance Sheets and any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

From time to time Washington Trust purchases one-to-four family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually evaluated by us at the time of purchase using underwriting standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $83 million and $92 million, respectively, as of June 30, 2011 and December 31, 2010.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	June 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$629,477	96%	$612,419	95%
New York, Virginia, New Jersey, Maryland,
Pennsylvania, District of Columbia	12,488	2%	13,921	2%
Ohio	7,038	1%	8,086	1%
California, Washington, Oregon	3,453	1%	4,562	1%
Colorado, New Mexico, Utah	2,095	–%	2,613	1%
Georgia	1,669	–%	1,680	–%
New Hampshire	1,655	–%	1,263	–%
Wyoming	472	–%	476	–%
Total	$658,347	100%	$645,020	100%

Consumer Loans
Consumer loans amounted to $325 million at June 30, 2011, up by $2 million, or 1%, from the balance at December 31, 2010.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at June 30, 2011.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2011	2010
Nonaccrual loans:
Commercial mortgages	$7,476	$6,624
Commercial construction and development	–	–
Other commercial	3,152	5,259
Residential real estate mortgages	9,570	6,414
Consumer	780	213
Total nonaccrual loans	20,978	18,510
Nonaccrual investment securities	934	806
Property acquired through foreclosure or repossession, net	2,189	3,644
Total nonperforming assets	$24,101	$22,960

Nonperforming assets to total assets	0.82%	0.79%
Nonperforming loans to total loans	1.02%	0.93%
Total past due loans to total loans	1.19%	1.27%
Accruing loans 90 days or more past due	$–	$–

Nonperforming assets amounted to $24.1 million, or 0.82% of total assets, at June 30, 2011.  Nonperforming assets increased by $1.1 million from the balance of $23.0 million, or 0.79% of total assets, at December 31, 2010.  Nonaccrual loans totaled $21.0 million as of June 30, 2011, up by $2.5 million in the first half of 2011, reflecting a $3.2 million increase in nonaccrual residential mortgage loans, offset in part by decreases in nonaccrual commercial loans and property acquired through foreclosure or repossession.  The balance of property acquired through foreclosure or repossession amounted to $2.2 million at June 30, 2011 and consisted of seven commercial properties, two residential properties and one repossessed asset.

Nonaccrual investment securities at June 30, 2011 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”

Nonaccrual Loans
During the first six months of 2011, the Corporation has made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  See Note 5 to the Consolidated Financial Statements for additional information on nonaccrual loans.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at June 30, 2011.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	June 30, 2011			December 31, 2010
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial:
Mortgages	$5,553	$1,923	$7,476	$5,322	$1,302	$6,624
Construction and development	–	–	–	–	–	–
Other	1,378	1,774	3,152	3,376	1,883	5,259

Residential real estate mortgages	6,549	3,021	9,570	4,041	2,373	6,414

Consumer	245	535	780	11	202	213
Total nonaccrual loans	$13,725	$7,253	$20,978	$12,750	$5,760	$18,510

Nonaccrual commercial mortgage loans increased by $852 thousand from the balance at the end of 2010.  The $7.5 million balance of nonaccrual commercial mortgage loans as of June 30, 2011 was comprised of 7 relationships.

The loss allocation on total nonaccrual commercial mortgage loans was $670 thousand at June 30, 2011.  All of the nonaccrual commercial mortgage loans were located in Rhode Island and Connecticut.  As of June 30, 2011, the largest nonaccrual relationship in the commercial mortgage category totaled $4.3 million and is secured by several properties including office, light industrial and retail space.  Based on management’s assessment of the operating condition of the borrower, a $181 thousand loss allocation on this relationship was deemed necessary at June 30, 2011.  The Bank has additional accruing commercial real estate and residential mortgage loans totaling $4.7 million to this borrower.  These additional loans have performed in accordance with terms of the loans, were not past due as of June 30, 2011 and management has concluded that these loans have properly been classified as accruing.

Nonaccrual other commercial loans (commercial and industrial loans) amounted to $3.2 million at June 30, 2011, down by $2.1 million from the December 31, 2010 balance of $5.3 million.  There were a total of 56 loans included in nonaccrual other commercial loans as of June 30, 2011.  The loss allocation on total nonaccrual other commercial loans was $491 thousand at June 30, 2011.

Nonaccrual residential mortgage loans increased by $3.2 million from the balance at the end of 2010.  As of June 30, 2011, nonaccrual residential mortgage loans consisted of 34 loans and approximately $7.8 million were located in Rhode Island, Massachusetts and Connecticut.  The loss allocation on total nonaccrual residential mortgages amounted to $1.5 million at June 30, 2011.  Included in total nonaccrual residential mortgages were 17 loans purchased for portfolio and serviced by others amounting to $5.3 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Nonaccrual consumer loans increased by $567 thousand from the balance at the end of 2010.  The increase primarily included nonaccrual home equity lines and loans.

Past Due Loans
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
	June 30, 2011		December 31, 2010
	Amount	% (1)	Amount	% (1)
Commercial real estate loans	$8,073	1.39%	$8,021	1.42%
Other commercial loans	3,241	0.66%	6,191	1.34%
Residential real estate mortgages	10,896	1.66%	8,591	1.33%
Consumer loans	2,344	0.72%	2,464	0.76%
Total past due loans	$24,554	1.19%	$25,267	1.27%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

At June 30, 2011, total delinquencies amounted to $24.6 million, or 1.19% of total loans, down by $713 thousand from December 31, 2010.  Included in past due loans as of June 30, 2011 were nonaccrual loans of $16.7 million.  All loans 90 days or more past due at June 30, 2011 and December 31, 2010 were classified as nonaccrual.

The decrease in total delinquencies in the six months ended June 30, 2011 reflected a $3.0 million decrease in commercial and industrial loans (other commercial loans), which was partially offset by a $2.3 million increase in residential mortgage loan delinquencies.  Included in this increase was one residential mortgage loan with a carrying value of $942 thousand.  As of June 30, 2011, residential mortgage loan delinquencies consisted of 36 loans and approximately $7.5 million were located in Rhode Island, Connecticut and Massachusetts.

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

At June 30, 2011, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)	June 30,	December 31,
	2011	2010
Accruing troubled debt restructured loans:
Commercial mortgages	$6,552	$11,736
Other commercial	4,026	4,594
Residential real estate mortgages	2,279	2,863
Consumer	317	509
Accruing troubled debt restructured loans	13,174	19,702
Nonaccrual troubled debt restructured loans:
Commercial mortgages	2,555	1,302
Other commercial	455	431
Residential real estate mortgages	2,303	948
Consumer	131	41
Nonaccrual troubled debt restructured loans	5,444	2,722
Total troubled debt restructured loans	$18,618	$22,424

At June 30, 2011, loans classified as troubled debt restructurings totaled $18.6 million, down by $3.8 million from the balance at December 31, 2010, reflecting payoffs and declassification from troubled debt restructuring status.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at June 30, 2011 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $10.4 million in potential problem loans at June 30, 2011, as compared to $6.7 million at December 31, 2010.  Approximately 75% of the potential problem loans at June 30, 2011 consisted of eight commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

At June 30, 2011, the allowance for loan losses was $29.4 million, or 1.43% of total loans, which compares to an allowance of $28.6 million, or 1.43% of total loans at December 31, 2010.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.  In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the allowance for loan losses is adequate and consistent with asset quality and credit quality indicators.

The estimation of loan loss exposure inherent in the loan portfolio includes, among other procedures, (1) identification of loss allocations for individual loans deemed to be impaired in accordance with GAAP, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators, and (3) general loss allocations for other environmental factors, which is classified as “unallocated”.  We periodically reassess and revise, if appropriate, the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We analyze historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios as of the balance sheet date.  Revisions to loss allocation factors are not retroactively applied.

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

(Dollars in thousands)	June 30,	December 31,
	2011	2010
Collateral dependent impaired loans (1)	$14,685	$14,872
Impaired loans measured on discounted cash flow method (2)	13,498	18,756
Total impaired loans	$28,183	$33,628

(1)	Net of partial charge-offs of $1.8 million and $2.3 million at June 30, 2011 and December 31, 2010, respectively.
(2)	Net of partial charge-offs of $1.1 million and $1.5 million at June 30, 2011 and December 31, 2010, respectively.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.  The loss allocation on impaired loans amounted to $1.7 million and $2.1 million, respectively, at June 30, 2011 and December 31, 2010.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

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

For the three and six months ended June 30, 2011, the loan loss provision totaled $1.2 million and $2.7 million, respectively compared to $1.5 million and $3.0 million for the same periods a year earlier.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.  For the three and six months ended June 30, 2011, net charge-offs totaled $956 thousand and $1.9 million, respectively compared to $1.2 million and $2.4 million, respectively, for the same periods a year earlier.  Commercial and commercial real estate loan net charge-offs amounted to 78% of total net charge-offs in the six months ended June 30, 2011 compared to 86% for the same period a year earlier.

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.  While management believes that the level of allowance for loan losses at June 30, 2011 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

The following table presents the allocation of the allowance for loan losses as of the periods indicated:

(Dollars in thousands)	June 30, 2011		December 31, 2010
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$7,374	27%	$7,330	26%
Construction and development	217	1	723	2
Other	6,993	24	6,495	23
Residential real estate:
Mortgage	4,392	31	4,081	31
Homeowner construction	79	1	48	1
Consumer	2,152	16	1,903	17
Unallocated	8,146	–	8,003	–
Balance at end of period	$29,353	100%	$28,583	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

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

Total deposits amounted to $2 billion at June 30, 2011, down by $40 million, or 2%, from the balance at December 31, 2010.  Included in total deposits were out-of-market brokered certificates of deposits of $86 million and $52 million, at June 30, 2011 and December 31, 2010, respectively.  Excluding out-of-market brokered certificates of deposits, in-market deposits decreased by $74 million, or 4%, in the first six months of 2011, reflecting a seasonal decrease in governmental and other deposits, which are expected to build again during the third quarter of 2011.

Demand deposits totaled $261 million at June30, 2011, up by $33 million, or 14%, from the balance at December 31, 2010.  NOW account balances decreased by $6 million, or 2%, in the first six months of 2011 and totaled $236 million at June 30, 2011.  Money market account balances amounted to $355 million at June 30, 2011, a decrease of $41 million, or 10%, from the balance at December 31, 2010.  During the first six months of 2011, savings deposits increased by $6 million, or 3%, and amounted to $227 million at June 30, 2011.

Time deposits (including brokered certificates of deposit) amounted to $917 million at June 30, 2011, down by $32 million from the balance at December 31, 2010.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Out-of-market brokered time deposits amounted to $86 million at June 30, 2011, compared to $52 million at December 31, 2010.  Excluding out-of-market brokered certificates of deposits, in-market time deposits were down by $59 million, or 22%, from the balance at December 31, 2010.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Included in in-market time deposits at June 30, 2011 were CDARS reciprocal time deposits of $207 million, which were down by $59 million from December 31, 2010.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $558 million at June 30, 2011, up by $60 million from the balance at the end of 2010.

In connection with the Corporation’s ongoing interest rate risk management efforts in May 2011, the Corporation modified the terms to extend the maturity dates of $10 million of its FHLBB advances with original maturity dates in 2012.  In July 2011, the Corporation modified the terms to extend the maturity dates of an additional $34 million of its FHLBB advances with original maturity dates in 2013.   As a result of the 2011 modifications, the Corporation estimates total interest expense savings of approximately $156 thousand in the year 2011.  In addition, see discussion regarding the second quarter 2011 balance sheet management transaction under the caption “Noninterest Income”.

See Note 8 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 70% of total average assets in the six months ended June 30, 2011.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the six months ended June 30, 2011.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the six months ended June 30, 2011, net cash provided by financing activities amounted to $12 million.  In the first six months of 2011, total deposits decreased by $40 million, while FHLBB advances increased by $60 million.  Net cash used by investing activities totaled $55 million for the six months ended June 30, 2011.  Proceeds from the sale of securities as well as maturities and principal payments were offset by purchases of securities and loan growth.  Net cash provided by operating activities amounted to $21 million for the six months ended June 30, 2011, most of which was generated by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $281 million at June 30, 2011, compared to $269 million at December 31, 2010.

The ratio of total equity to total assets amounted to 9.6% at June 30, 2011.  This compares to a ratio of 9.2% at December 31, 2010.  Book value per share at June 30, 2011 and December 31, 2010 amounted to $17.30 and $16.63, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of June 30, 2011, the Bancorp and the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at June 30, 2011:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$558,441	$118,836	$255,326	$135,629	$48,650
Junior subordinated debentures	32,991	–	–	–	32,991
Operating lease obligations	13,034	1,783	3,305	2,545	5,401
Software licensing arrangements	865	865	–	–	–
Treasury, tax and loan demand note	1,351	1,351	–	–	–
Other borrowings	20,654	20,415	83	97	59
Total contractual obligations	$627,336	$143,250	$258,714	$138,271	$87,101

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.
(2)
All FHLBB advances are shown in the period corresponding to their scheduled maturity.  Some FHLBB advances are callable at earlier dates.  See Note 7 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$173,086	$128,668	$28,875	$3,770	$11,773
Home equity lines	180,386	230	–	–	180,156
Other loans	26,802	22,203	1,043	3,556	–
Standby letters of credit	9,228	1,089	8,139	–	–
Forward loan commitments to:
Originate loans	17,637	17,637	–	–	–
Sell loans	26,444	26,444	–	–	–
Customer related derivative contracts:
Interest rate swaps with customers	62,209	–	19,087	30,432	12,690
Mirror swaps with counterparties	62,209	–	19,087	30,432	12,690
Interest rate risk management contract:
Interest rate swap contracts	32,991	–	10,310	22,681	–
Equity commitment to affordable housing limited partnership (1)	156	156	–	–	–
Total commitments	$591,148	$196,427	$86,541	$90,871	$217,309

(1)	The funding of this commitment is generally contingent upon substantial completion of the project.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of June 30, 2011 and December 31, 2010, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of June 30, 2011 and December 31, 2010.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	June 30, 2011		December 31, 2010
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	-1.89%	-6.18%	-2.18%	-6.34%
100 basis point rate increase	1.54%	3.01%	2.12%	2.50%
200 basis point rate increase	3.41%	6.36%	4.50%	5.10%
300 basis point rate increase	6.00%	8.35%	7.64%	6.18%

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of June 30, 2011 and December 31, 2010 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. government-sponsored enterprise securities (non-callable)	$937	$(1,783)
States and political subdivision	2,911	(6,499)
Mortgage-backed securities issued by U.S. government agencies
and U.S. government-sponsored enterprises	5,794	(23,145)
Trust preferred debt and other corporate debt securities	251	1,110
Total change in market value as of June 30, 2011	$9,893	$(30,317)

Total change in market value as of December 31, 2010	$10,953	$(30,438)

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

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended June 30, 2011.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended June 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date: August 9, 2011	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2011	By:	/s/ David V. Devault
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