Form 10-Q
period 2011-09-30
WASHINGTON TRUST BANCORP INC
filed 2011-11-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended SEPTEMBER 30, 2011 or

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ______ to ______.

Commission file number:  001-32991

WASHINGTON TRUST BANCORP, INC.

(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

23 BROAD STREET
WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)

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
☐Yes          ☒No

The number of shares of common stock of the registrant outstanding as of November 2, 2011 was 16,289,125.

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (unaudited)	(Dollars and shares in thousands, except per share amounts)

	September 30, 2011	December 31, 2010
Assets:
Cash and due from banks	$64,312	$85,971
Other short-term investments	3,474	6,765
Mortgage loans held for sale; amortized cost $21,842 in 2011	22,670	13,894
Securities:
Available for sale, at fair value; amortized cost $549,352 in 2011 and $578,897 in 2010	569,703	594,100
Held to maturity, at cost; fair value $11,843 in 2011	11,840	—
Total Securities	581,543	594,100
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	1,070,525	1,027,065
Residential real estate	691,468	645,020
Consumer	325,766	323,553
Total loans	2,087,759	1,995,638
Less allowance for loan losses	29,641	28,583
Net loans	2,058,118	1,967,055
Premises and equipment, net	25,478	26,069
Investment in bank-owned life insurance	53,291	51,844
Goodwill	58,114	58,114
Identifiable intangible assets, net	7,147	7,852
Other assets	53,458	55,853
Total assets	$2,969,613	$2,909,525
Liabilities:
Deposits:
Demand deposits	$319,203	$228,437
NOW accounts	242,372	241,974
Money market accounts	374,324	396,455
Savings accounts	239,356	220,888
Time deposits	910,895	948,576
Total deposits	2,086,150	2,036,330
Federal Home Loan Bank advances	494,098	498,722
Junior subordinated debentures	32,991	32,991
Other borrowings	20,958	23,359
Other liabilities	49,922	49,259
Total liabilities	2,684,119	2,640,661
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares;
issued 16,279,453 shares in 2011 and 16,171,618 shares in 2010	1,017	1,011
Paid-in capital	87,467	84,889
Retained earnings	190,042	178,939
Accumulated other comprehensive income	6,968	4,025
Total shareholders’ equity	285,494	268,864
Total liabilities and shareholders’ equity	$2,969,613	$2,909,525

The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (unaudited)	(Dollars and shares in thousands, except per share amounts)

		Three Months		Nine Months
	Periods ended September 30,	2011	2010	2011	2010
	Interest income:
	Interest and fees on loans	$25,069	$25,076	$74,035	$73,224
	Interest on securities:
	Taxable	4,640	5,227	14,282	17,115
	Nontaxable	746	769	2,273	2,308
	Dividends on corporate stock and Federal Home Loan Bank stock	64	55	197	164
	Other interest income	15	25	52	59
	Total interest income	30,534	31,152	90,839	92,870
	Interest expense:
	Deposits	3,808	4,747	12,040	15,847
	Federal Home Loan Bank advances	4,539	5,574	13,956	17,793
	Junior subordinated debentures	393	484	1,175	1,561
	Other interest expense	245	246	728	731
	Total interest expense	8,985	11,051	27,899	35,932
	Net interest income	21,549	20,101	62,940	56,938
	Provision for loan losses	1,000	1,500	3,700	4,500
	Net interest income after provision for loan losses	20,549	18,601	59,240	52,438
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	5,547	5,052	17,045	15,222
	Mutual fund fees	1,035	1,084	3,293	3,299
	Financial planning, commissions and other service fees	209	349	1,043	1,033
	Wealth management services	6,791	6,485	21,381	19,554
	Service charges on deposit accounts	821	904	2,662	2,666
	Merchant processing fees	3,223	3,050	7,849	7,062
	Card interchange fees	597	507	1,665	1,383
	Income from bank-owned life insurance	488	486	1,446	1,399
	Net gains on loan sales and commissions on loans originated for others	1,077	1,011	2,139	1,889
	Net realized gains on securities	—	737	197	737
	Net losses on interest rate swap contracts	(47)	(60)	(6)	(113)
	Equity in losses of unconsolidated subsidiaries	(144)	(95)	(433)	(197)
	Other income	308	414	1,229	1,102
	Noninterest income, excluding other-than-temporary impairment losses	13,114	13,439	38,129	35,482
	Total other-than-temporary impairment losses on securities	—	—	(54)	(245)
	Portion of loss recognized in other comprehensive income (before taxes)	(158)	—	(137)	(172)
	Net impairment losses recognized in earnings	(158)	—	(191)	(417)
	Total noninterest income	12,956	13,439	37,938	35,065
	Noninterest expense:
	Salaries and employee benefits	12,912	12,067	37,138	35,294
	Net occupancy	1,362	1,202	3,919	3,663
	Equipment	1,092	1,037	3,211	3,048
	Merchant processing costs	2,781	2,606	6,795	6,020
	Outsourced services	863	769	2,610	2,464
	FDIC deposit insurance costs	427	861	1,614	2,439
	Legal, audit and professional fees	430	438	1,389	1,364
	Advertising and promotion	561	467	1,341	1,250
	Amortization of intangibles	230	273	705	854
	Foreclosed property costs	45	203	549	326
	Debt prepayment penalties	—	752	221	752
	Other expenses	1,892	2,180	6,107	6,041
	Total noninterest expense	22,595	22,855	65,599	63,515
	Income before income taxes	10,910	9,185	31,579	23,988
	Income tax expense	3,328	2,815	9,632	7,148
	Net income	$7,582	$6,370	$21,947	$16,840

	Weighted average common shares outstanding - basic	16,278	16,131	16,242	16,098
	Weighted average common shares outstanding - diluted	16,294	16,136	16,269	16,104
Per share information:	Basic earnings per common share	$0.46	$0.39	$1.35	$1.04
	Diluted earnings per common share	$0.46	0.39	$1.34	$1.04
	Cash dividends declared per share	$0.22	$0.21	$0.66	$0.63

The accompanying notes are an integral part of these unaudited consolidated financial statements

WASHINGTON TRUST BANCORP, INC AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Nine months ended September 30,	2011	2010
	Cash Flows from Operating Activities:
	Net income	$21,947	$16,840
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	3,700	4,500
	Depreciation of premises and equipment	2,325	2,316
	Foreclosed and repossessed property valuation adjustments	392	221
	Net gain on sale of premises	(208)	—
	Net amortization of premium and discount	1,149	384
	Net amortization of intangibles	705	854
	Share-based compensation	1,037	666
	Income from bank-owned life insurance	(1,446)	(1,399)
	Net gains on loan sales and commissions on loans originated for others	(2,139)	(1,889)
	Net realized gains on securities	(197)	(737)
	Net impairment losses recognized in earnings	191	417
	Net losses on interest rate swap contracts	6	113
	Equity in losses of unconsolidated subsidiaries	433	197
	Proceeds from sales of loans	94,803	114,423
	Loans originated for sale	(101,795)	(123,680)
	Decrease in other assets	877	777
	Decrease in other liabilities	(3,328)	(1,148)
	Net cash provided by operating activities	18,452	12,855
	Cash Flows from Investing Activities:
Purchases of:	Mortgage-backed securities available for sale	(94,352)	(65,423)
	Other investment securities available for sale	(5,000)	(15,609)
	Mortgage-backed securities held to maturity	(11,954)	—
Proceeds from sale of:	Mortgage-backed securities available for sale	42,783	64,052
	Other investment securities available for sale	2,940	9,851
Maturities and principal payments of:	Mortgage-backed securities available for sale	81,613	116,017
	Other investment securities available for sale	355	12,000
	Mortgage-backed securities held to maturity	106	—
	Net increase in loans	(88,373)	(93,626)
	Purchases of loans, including purchased interest	(5,985)	(1,429)
	Proceeds from the sale of property acquired through foreclosure or repossession	2,133	598
	Purchases of premises and equipment	(2,237)	(1,421)
	Purchases of bank-owned life insurance	—	(5,000)
	Net proceeds from the sale of premises	1,279	—
	Equity investments in real estate limited partnerships	(449)	(881)
	Net cash (used in) provided by investing activities	(77,141)	19,129
	Cash Flows from Financing Activities:
	Net increase in deposits	49,820	133,744
	Net (decrease) increase in other borrowings	(2,401)	423
	Proceeds from Federal Home Loan Bank advances	333,975	184,540
	Repayment of Federal Home Loan Bank advances	(338,599)	(311,507)
	Issuance of treasury stock, including deferred compensation plan activity	—	44
	Net proceeds from the issuance of common stock under dividend reinvestment plan	754	762
	Net proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	725	531
	Tax benefit from stock option exercises and issuance of other compensation-related equity instruments	68	41
	Cash dividends paid	(10,603)	(10,162)
	Net cash provided by (used in) financing activities	33,739	(1,584)
	Net (decrease) increase in cash and cash equivalents	(24,950)	30,400
	Cash and cash equivalents at beginning of period	92,736	57,260
	Cash and cash equivalents at end of period	$67,786	$87,660

Noncash Investing and Financing Activities:	Loans charged off	$2,914	$4,006
	Net transfers from loans to property acquired through
	foreclosure or repossession	1,251	1,555
Supplemental Disclosures:	Interest payments	26,941	34,229
	Income tax payments	9,799	8,143
The accompanying notes are an integral part of these unaudited consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	General and Basis of Presentation
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

In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (consisting of normal recurring adjustments) and disclosures necessary to present fairly the Corporation’s financial position as of September 30, 2011 and December 31, 2010, respectively, and the results of operations and cash flows for the interim periods presented.  Interim results are not necessarily reflective of the results of the entire year.  The unaudited consolidated financial statements of the Corporation presented herein have been prepared pursuant to the rules of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by GAAP.  The accompanying consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2010.

(2)	Recently Issued Accounting Pronouncements
Receivables – Topic 310
Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), was issued in July 2010. ASU 2010-20 significantly enhances disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The Financial Accounting Standards Board (“FASB”) issued the ASU to give financial statement users greater transparency about entities’ credit-risk exposures and the allowance for credit losses. The disclosures provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. Accounting Standards Update No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20” (“ASU 2011-01”), was issued in January 2011 and delayed the effective date of the ASU 2010-20 disclosures pertaining to troubled debt restructurings. The disclosures required by ASU 2011-01 are effective for interim and annual periods beginning after June 15, 2011. The provisions of ASU 2010-20 and ASU 2011-01 encouraged, but do not require, comparative disclosures for earlier reporting periods that ended before initial adoption. Effective December 31, 2010, we adopted the provisions of ASU 2010-20 requiring end of period disclosures about credit quality of financing receivables and the allowance for credit losses. Effective September 30, 2011, we adopted the remaining provisions of ASU 2010-20 and ASU 2011-01 pertaining to troubled debt restructurings. The adoption of ASU 2010-20 and ASU 2011-01 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”), was issued in April 2011. ASU 2011-02 provides additional guidance to assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a trouble debt restructuring. ASU 2011-02 is effective for interim and annual reporting periods beginning after June 15, 2011 and was applied retrospectively to the beginning of the 2011 annual period. The adoption of ASU 2011-02 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

Fair Value Measurement – Topic 820
Accounting Standards Update No. 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and International Financial Reporting Standards (“ASU 2011-04”), was issued in May 2011. The amendments in ASU 2011-04 change the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. For many of the requirements, the FASB did not intend for ASU 2011-04 to result in a change in the application of the requirements in GAAP. The amendments required by ASU 2011-04 are to be applied prospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-04 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Comprehensive Income – Topic 220
Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), was issued in June 2011.  The FASB issued ASU 2011-05 to improve the comparability, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  The provisions of ASU 2011-05 are to be applied retrospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Intangibles-Goodwill and Other – Topic 350
Accounting Standards Update No. 2011-08, “Testing for Goodwill Impairment” (“ASU 2011-08”), was issued in September 2011. The objective of ASU 2011-08 is to simplify the testing of goodwill for impairment by allowing entities to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative test. There will no longer be a requirement to calculate the fair value of a reporting unit unless it is determined, based on a qualitative assessment, that it is more-likely-than-not that its fair value is less than its carrying amount. The more-likely-than-not threshold was defined as having a likelihood of more than 50 percent. The provisions of ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

(3)	Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Board of Governors of the Federal Reserve System.  Such reserve balances amounted to $4.0 million at September 30, 2011 and December 31, 2010 and are included in cash and due from banks in the Consolidated Statements of Condition.

As of September 30, 2011 and December 31, 2010, cash and due from banks included interest-bearing deposits in other banks of $13.7 million and $50.5 million, respectively.

(4)	Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security at September 30, 2011 and December 31, 2010 were as follows:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)
September 30, 2011	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,422	$3,785	$—	$33,207
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	387,519	21,138	(1)	408,656
States and political subdivisions	76,145	4,664	—	80,809
Trust preferred securities:
Individual name issuers	30,629	—	(6,983)	23,646
Collateralized debt obligations	4,256	—	(3,460)	796
Corporate bonds	18,868	960	(62)	19,766
Common stocks	659	298	—	957
Perpetual preferred stocks (2)	1,854	12	—	1,866
Total securities available for sale	$549,352	$30,857	$(10,506)	$569,703
Held to Maturity:
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	11,840	3	—	11,843
Total securities held to maturity	$11,840	$3	$—	$11,843
Total securities	$561,192	$30,860	$(10,506)	$581,546

(Dollars in thousands)
December 31, 2010	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$36,900	$4,094	$—	$40,994
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	411,087	19,068	(384)	429,771
States and political subdivisions	79,455	1,975	(375)	81,055
Trust preferred securities:
Individual name issuers	30,601	—	(7,326)	23,275
Collateralized debt obligations	4,466	—	(3,660)	806
Corporate bonds	13,874	1,338	—	15,212
Common stocks	660	149	—	809
Perpetual preferred stocks (2)	1,854	324	—	2,178
Total securities available for sale	$578,897	$26,948	$(11,745)	$594,100

(1)    Net of other-than-temporary impairment losses.
(2)    Callable at the discretion of the issuer.

Securities available for sale with a fair value of $511 million and $507 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings, certain public deposits and certain interest rate swap agreements at September 30, 2011 and December 31, 2010, respectively.  See Note 7 for additional disclosure regarding Federal Home Loan Bank of Boston (“FHLBB”) borrowings.  In addition, securities available for sale with a fair value of $22 million were pledged for potential use at the Federal Reserve Bank discount window at September 30, 2011 and December 31, 2010.  There were no borrowings with the Federal Reserve Bank at either date.  As of September 30, 2011 and December 31, 2010, securities available for sale with a fair value of $8.0 million and $5.5 million, respectively, were designated in rabbi trusts for

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

nonqualified retirement plans.

The following table presents a roll forward of the balance of credit-related impairment losses on debt securities, for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2011	2010	2011	2010
Balance at beginning of period	$2,946	$2,913	$2,913	$2,496
Credit-related impairment loss on debt securities for
which an other-than-temporary impairment was not
previously recognized	—	—	—	—
Additional increases to the amount of credit-related
impairment loss on debt securities for which an other
than-temporary impairment was previously recognized	158	—	191	417
Balance at end of period	$3,104	$2,913	$3,104	$2,913

During the third quarter of 2011, $158 thousand of credit-related impairment losses were recognized in earnings on a pooled trust preferred debt security. There were no credit-related impairment losses recognized in the same quarter of 2010.  For the nine months ended September 30, 2011 and 2010, credit-related impairment losses recognized in earnings on pooled trust preferred debt securities totaled $191 thousand and $417 thousand, respectively.  The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.

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

The following table summarizes temporarily impaired securities as of September 30, 2011, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
September 30, 2011	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	1	$115	$1	—	$—	$—	1	$115	$1
Trust preferred securities:
Individual name issuers	—	—	—	11	23,646	6,983	11	23,646	6,983
Collateralized debt obligations	—	—	—	2	796	3,460	2	796	3,460
Corporate bonds	3	5,544	62	—	—	—	3	5,544	62
Total temporarily impaired securities	4	$5,659	$63	13	$24,442	$10,443	17	$30,101	$10,506

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following table summarizes temporarily impaired securities as of December 31, 2010, segregated by length of time the securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2010	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	6	$76,382	$369	3	$5,208	$15	9	$81,590	$384
States and
political subdivisions	15	14,209	273	2	1,228	102	17	15,437	375
Trust preferred securities:
Individual name issuers	—	—	—	11	23,275	7,326	11	23,275	7,326
Collateralized debt obligations	—	—	—	2	806	3,660	2	806	3,660
Total temporarily impaired securities	21	$90,591	$642	18	$30,517	$11,103	39	$121,108	$11,745

Unrealized losses on debt securities generally occur as a result of increases in interest rates since the time of purchase, a structural change in an investment or deterioration in credit quality of the issuer.  Management evaluates impairments in value whether caused by adverse interest rates or credit movements to determine if they are other-than-temporary.

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

Trust Preferred Debt Securities of Individual Name Issuers
Included in debt securities in an unrealized loss position at September 30, 2011 were 11 trust preferred security holdings issued by seven individual companies in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $7.0 million at September 30, 2011.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment deferrals or defaults on the part of the issuers.  As of September 30, 2011, trust preferred debt securities with a carrying value of $8.6 million and unrealized losses of $3.3 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Trust Preferred Debt Securities in the Form of Collateralized Debt Obligations
Washington Trust has two pooled trust preferred holdings in the form of collateralized debt obligations with a total amortized cost of $4.3 million and aggregate unrealized losses of $3.5 million at September 30, 2011.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both of these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

institutions participating in these pools.  These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to remain at low levels.

As of September 30, 2011, one of the pooled trust preferred securities had an amortized cost of $3.0 million.  This amortized cost was net of $1.9 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  This security was placed on nonaccrual status in March 2009.  The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010.  As of September 30, 2011, this security has unrealized losses of $2.4 million and a below investment grade rating of “Ca” by Moody’s Investors Service Inc. (“Moody’s”).  Through the filing date of this report, there have been no further rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.   During the third quarter of 2011, an adverse change occurred in the expected cash flows for this security and additional credit-related impairment losses of $158 thousand were recognized in earnings.

As of September 30, 2011, the second pooled trust preferred security held by Washington Trust had an amortized cost of $1.3 million.  This amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  This security was placed on nonaccrual status in December 2008.  The tranche instrument held by Washington Trust has been deferring interest payments since December 2008.  As of September 30, 2011, this security has unrealized losses of $1.1 million and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no material rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security. The analysis of the expected cash flows for this security as of September 30, 2011 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

As of September 30, 2011, the amortized cost of debt securities by maturity is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.  Included in the securities portfolio at September 30, 2011 were debt securities with an amortized cost balance of $98 million and a fair value of $91 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from four to twenty-six years, with call features ranging from one month to six years.

(Dollars in thousands)
	Due in 1 Year or Less	After 1 Year but within 5 Years	After 5 Years but within 10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored
enterprises:
Amortized cost	$—	$29,422	$—	$—	$29,422
Weighted average yield	—%	5.41%	—%	—%	5.41%
Mortgage-backed securities issued by U.S.
government agencies & U.S.
government-sponsored enterprises:
Amortized cost	129,428	194,993	50,540	12,558	387,519
Weighted average yield	4.29%	3.86%	2.34%	2.42%	3.76%
State and political subdivisions:
Amortized cost	7,427	52,808	15,910	—	76,145
Weighted average yield	3.89%	3.87%	3.94%	—%	3.89%
Trust preferred securities:
Amortized cost (1)	—	—	—	34,885	34,885
Weighted average yield	—%	—%	—%	1.66%	1.66%
Corporate bonds:
Amortized cost	4,989	13,879	—	—	18,868
Weighted average yield	6.50%	5.06%	—%	—%	5.44%
Total debt securities available for sale:
Amortized cost	141,844	291,102	66,450	47,443	546,839
Weighted average yield	4.34%	4.08%	2.72%	1.86%	3.79%
Fair value	$146,836	$301,735	$70,181	$48,128	$566,880
Held to Maturity:
Mortgage-backed securities issued by U.S.
government agencies & U.S.
government-sponsored enterprises:
Amortized cost	2,861	6,168	2,314	497	11,840
Weighted average yield	2.18%	2.05%	1.86%	0.19%	1.97%
Fair value	$2,864	$6,168	$2,314	$497	$11,843

(1)	Net of other-than-temporary impairment losses.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(5)	Loans
The following is a summary of loans:

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$573,355	27%	$518,623	26%
Construction and development (2)	18,518	1	47,335	2
Other (3)	478,652	23	461,107	23
Total commercial	1,070,525	51	1,027,065	51
Residential real estate:
Mortgages (4)	674,242	32	634,739	31
Homeowner construction	17,226	1	10,281	1
Total residential real estate	691,468	33	645,020	32
Consumer:
Home equity lines (5)	222,886	11	218,288	11
Home equity loans (5)	45,354	2	50,624	3
Other (6)	57,526	3	54,641	3
Total consumer	325,766	16	323,553	17
Total loans (7)	$2,087,759	100%	$1,995,638	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of September 30, 2011 and December 31, 2010, $109 million and $122 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 7).

(2)	Loans for construction of residential and commercial properties and for land development.

(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate. As of September 30, 2011, $28 million and $44 million, respectively, of these loans were pledged as collateral for FHLBB borrowings and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2010 were $30 million and $61 million, respectively (see Note 7).

(4)	As of September 30, 2011 and December 31, 2010, $609 million and $570 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 7).

(5)	As of September 30, 2011 and December 31, 2010, $179 million and $203 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 7).

(6)	Fixed rate consumer installment loans.

(7)
Includes unamortized loan origination costs, net of fees, totaling $80 thousand and $271 thousand at September 30, 2011 and December 31, 2010, respectively.  Also includes $46 thousand and $39 thousand of net premiums on purchased loans at September 30, 2011 and December 31, 2010, respectively.

Nonaccrual Loans
Loans, with the exception of certain well-secured residential mortgage loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest or sooner if considered appropriate by management. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent cash receipts on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management's assessment of the ultimate collectability of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management's opinion, the loans are considered to be fully collectible.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following is a summary of nonaccrual loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commercial:
Mortgages	$6,367	$6,624
Construction and development	—	—
Other	2,745	5,259
Residential real estate:
Mortgages	11,352	6,414
Homeowner construction	—	—
Consumer:
Home equity lines	647	152
Home equity loans	316	53
Other	163	8
Total nonaccrual loans	$21,590	$18,510
Accruing loans 90 days or more past due	$—	$—

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
September 30, 2011	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$874	$328	$5,510	$6,712	$566,643	$573,355
Construction and development	—	—	—	—	18,518	18,518
Other	1,629	103	1,209	2,941	475,711	478,652
Residential real estate:
Mortgages	2,145	206	7,826	10,177	664,065	674,242
Homeowner construction	—	—	—	—	17,226	17,226
Consumer:
Home equity lines	728	354	312	1,394	221,492	222,886
Home equity loans	342	66	180	588	44,766	45,354
Other	30	—	157	187	57,339	57,526
Total loans	$5,748	$1,057	$15,194	$21,999	$2,065,760	$2,087,759

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)	Days Past Due
December 31, 2010	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$2,185	$514	$5,322	$8,021	$510,602	$518,623
Construction and development	—	—	—	—	47,335	47,335
Other	1,862	953	3,376	6,191	454,916	461,107
Residential real estate:
Mortgages	3,073	1,477	4,041	8,591	626,148	634,739
Homeowner construction	—	—	—	—	10,281	10,281
Consumer:
Home equity lines	1,255	170	—	1,425	216,863	218,288
Home equity loans	529	180	11	720	49,904	50,624
Other	221	98	—	319	54,322	54,641
Total loans	$9,125	$3,392	$12,750	$25,267	$1,970,371	$1,995,638

Included in past due loans as of September 30, 2011 and December 31, 2010, were nonaccrual loans of $16.6 million and $14.9 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

Impaired Loans
Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and loans restructured in a troubled debt restructuring. Impaired loans do not include large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans. The following is a summary of impaired loans, as of the dates indicated:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance
	Sept. 30, 2011	Dec 31, 2010	Sept. 30, 2011	Dec 31, 2010	Sept. 30, 2011	Dec 31, 2010
No Related Allowance Recorded:
Commercial:
Mortgages	$6,535	$3,113	$6,523	$3,128	$—	$—
Construction and development	—	—	—	—	—	—
Other	2,299	3,237	2,431	3,834	—	—
Residential real estate:
Mortgages	1,391	928	1,463	937	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	163	—	159	—	—
Other	—	—	—	—	—	—
Subtotal	$10,225	$7,441	$10,417	$8,058	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$5,706	$15,287	$7,150	$15,930	$229	$629
Construction and development	—	—	—	—	—	—
Other	4,518	6,632	5,595	9,311	407	1,245
Residential real estate:
Mortgages	4,432	3,773	4,933	3,971	554	258
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	172	105	280	172	34	1
Home equity loans	148	307	172	330	1	4
Other	273	145	247	143	149	—
Subtotal	$15,249	$26,249	$18,377	$29,857	$1,374	$2,137
Total impaired loans	$25,474	$33,690	$28,794	$37,915	$1,374	$2,137
Total:
Commercial	$19,058	$28,269	$21,699	$32,203	$636	$1,874
Residential real estate	5,823	4,701	6,396	4,908	554	258
Consumer	593	720	699	804	184	5
Total impaired loans	$25,474	$33,690	$28,794	$37,915	$1,374	$2,137

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs. For impaired accruing loans (those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest. As of September 30, 2011 and December 31, 2010, recorded investment in impaired loans included accrued interest of $32 thousand and $62 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following tables present the average recorded investment and interest income recognized on impaired loans segregated by loan class for the periods indicated:

(Dollars in thousands)
	Average Recorded Investment		Interest Income Recognized
Three months ended September 30,	2011	2010	2011	2010
Commercial:
Mortgages	$14,150	$13,745	$111	$162
Construction and development	—	—	—	—
Other	7,330	10,553	80	125
Residential real estate:
Mortgages	5,822	4,848	38	63
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	116	158	1	1
Home equity loans	167	718	3	12
Other	245	223	4	2
Totals	$27,830	$30,245	$237	$365

(Dollars in thousands)
	Average Recorded Investment		Interest Income Recognized
Nine months ended September 30,	2011	2010	2011	2010
Commercial:
Mortgages	$15,829	$14,854	$433	$576
Construction and development	—	—	—	—
Other	9,109	10,388	291	294
Residential real estate:
Mortgages	5,658	4,687	127	156
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	106	265	4	7
Home equity loans	340	754	14	39
Other	236	203	12	10
Totals	$31,278	$31,151	$881	$1,082

At September 30, 2011, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

Troubled Debt Restructurings
Loans are considered restructured when the Corporation has granted concessions to a borrower due to the borrower's financial condition that it otherwise would not have considered. These concessions include modifications of the terms of the debt such as deferral of payments, extension of maturity, reduction of principal balance, reduction of the stated interest rate other than normal market rate adjustments, or a combination of these concessions. Debt may be bifurcated with separate terms for each tranche of the restructured debt. The decision to restructure a loan, versus aggressively enforcing the collection of the loan, may benefit the Corporation by increasing the ultimate probability of collection.

Restructured loans are classified as accruing or non-accruing based on management's assessment of the collectibility of the loan. Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The carrying value of troubled debt restructurings was approximately $15.6 million and $22.4 million at September 30, 2011 and December 31, 2010, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $460 thousand and $859 thousand at September 30, 2011 and December 31, 2010, respectively. The recorded investment in troubled debt restructurings was $15.6 million and $22.5 million at September 30, 2011 and December 31, 2010, respectively.

The following table presents loans modified as a troubled debt restructuring during the three and nine months ended September 30, 2011.

(Dollars in thousands)	Number of Loans		Pre-Modifications Outstanding Recorded Investment (1)			Post-Modifications Outstanding Recorded Investment
Periods ended September 30, 2011	Three Months	Nine Months	Three Months	Nine Months		Three Months		Nine Months
Commercial:
Mortgages	—	2	$—	$215		$—		$215
Construction and development	—	—	—	—	—	—	—	—
Other	—	7	—	1,293	9,109	—	10,388	1,293
Residential real estate:
Mortgages	1	6	139	1,449	5,658	139	4,687	1,449
Homeowner construction	—	—	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	106	—	265	—
Home equity loans	1	1	28	28	340	28	754	28
Other	—	1	—	117	236	—	203	117
Totals	2	17	$167	$3,102		$167		$3,102

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following table provides information on how loans were modified as a troubled debt restructuring during the three and nine months ended September 30, 2011.

(Dollars in thousands)
Periods ended September 30, 2011	Three Months	Nine Months
Payment deferral	$139	$2,184
Maturity / amortization concession	28	694
Interest only payments	—	15
Below market interest rate concession	—	—
Combination (1)	—	209
Total	$167	$3,102

(1)	Loans included in this classification had a combination of any two of the concessions included in this table.

The following table presents loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the three and nine months ended September 30, 2011.

(Dollars in thousands)
	Number of Loans		Recorded Investment (1)
Periods ended September 30,	Three Months	Nine Months	Three Months	Nine Months
Commercial:
Mortgages	—	2	$—	$215
Construction and development	—	—	—	—
Other	9	10	894	929
Residential real estate:
Mortgages	2	2	383	383
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	—	—	—	—
Home equity loans	—	—	—	—
Other	—	—	—	—
Totals	11	14	$1,277	$1,527

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower's financial condition, the borrower's performance with respect to loan terms, and the adequacy of collateral. As of September 30, 2011 and December 31, 2010, the weighted average risk rating of the Corporation's commercial loan portfolio was 4.94 and 5.01, respectively.

For non-impaired loans, the Corporation assigns a loss allocation factor to each loan, based on its risk rating for purposes of establishing an appropriate allowance for loan losses. See Note 6 for additional information.

A description of the commercial loan categories are as follows:

Pass - Loans with acceptable credit quality, defined as ranging from superior or very strong to a status of lesser stature. Superior

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

or very strong credit quality is characterized by a high degree of cash collateralization or strong balance sheet liquidity. Lesser stature loans have an acceptable level of credit quality but exhibit some weakness in various credit metrics such as collateral adequacy, cash flow, or performance inconsistency or may be in an industry or of a loan type known to have a higher degree of risk.

Special Mention - Loans with potential weaknesses that deserve management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the Bank's position as creditor at some future date. Special Mention assets are not adversely classified and do not expose the Bank to sufficient risk to warrant adverse classification. Examples of these conditions include but are not limited to outdated or poor quality financial data, strains on liquidity and leverage, losses or negative trends in operating results, marginal cash flow, weaknesses in occupancy rates or trends in the case of commercial real estate and frequent delinquencies.

Classified - Loans identified as “substandard”, “doubtful” or “loss” based on criteria consistent with guidelines provided by banking regulators. A "substandard" loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. The loans are closely watched and are either already on nonaccrual status or may be placed in nonaccrual status when management determines there is uncertainty of collectibility. A “doubtful” loan is placed on non-accrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. A loan in the “loss” category is considered generally uncollectible or the timing or amount of payments cannot be determined. "Loss" is not intended to imply that the loan has no recovery value but rather it is not practical or desirable to continue to carry the asset.

The following table presents the commercial loan portfolio, segregated by category of credit quality indicator:

(Dollars in thousands)	Pass		Special Mention		Classified
	Sept. 30, 2011	Dec 31, 2010	Sept. 30, 2011	Dec 31, 2010	Sept. 30, 2011	Dec 31, 2010
Mortgages	$535,723	$485,668	$24,534	$16,367	$13,098	$16,588
Construction and development	18,518	43,119	—	4,216	—	—
Other	432,319	425,522	38,612	28,131	7,721	7,454
Total commercial loans	$986,560	$954,309	$63,146	$48,714	$20,819	$24,042

The Corporation's procedures call for loan ratings and classifications to be revised whenever information becomes available that indicates a change is warranted. On a quarterly basis, the criticized loan portfolio which consists of commercial and commercial real estate loans that are risk rated special mention or worse, are reviewed by management, focusing on the current status and strategies to improve the credit. An annual loan review program is conducted by a third party to provide an independent evaluation of the creditworthiness of the commercial loan portfolio, the quality of the underwriting and credit risk management practices and the appropriateness of the risk rating classifications. This review is supplemented with selected targeted internal reviews of the commercial loan portfolio.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
	Sept. 30, 2011	Dec 31, 2010	Sept. 30, 2011	Dec 31, 2010
Residential Real Estate:
Accruing mortgages	$662,890	$628,325	$—	$—
Nonaccrual mortgages	3,526	2,373	7,826	4,041
Homeowner construction	17,226	10,281	—	—
Total residential real estate loans	$683,642	$640,979	$7,826	$4,041
Consumer:
Home equity lines	$222,574	$218,288	$312	$—
Home equity loans	45,173	50,613	181	11
Other	57,370	54,641	156	—
Total consumer loans	$325,117	$323,542	$649	$11

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
The allowance for loan losses is management's best estimate of inherent risk of loss in the loan portfolio as of the balance sheet date. The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans. The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses. The methodology includes three elements: (1) identification of loss allocations for individual loans deemed to be impaired, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators, and (3) general loss allocations for other environmental factors, which is classified as “unallocated”.

Periodic assessments and revisions to the loss allocation factors used in the assignment of loss exposure are made to appropriately reflect the analysis of migrational loss experience. The Corporation analyzes historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios as of the balance sheet date. The Corporation adjusts the loss allocations for various factors it believes are not adequately presented in historical loss experience, including trends in real estate values, trends in rental rates on commercial real estate, consideration of general economic conditions and our assessments of credit risk associated with industry concentrations and an ongoing trend toward larger credit relationships. These factors are also evaluated taking into account the geographic location of the underlying loans. Revisions to loss allocation factors are not retroactively applied.

Loss allocations for loans deemed to be impaired are measured on a discounted cash flow method based upon the loan's contractual effective interest rate, or at the loan's observable market price, or, if the loan is collateral dependent, at the fair value of the collateral less costs to sell. For collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.

Loss allocation factors are used for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar credit quality indicators. Individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system described in Note 5 under the caption “Credit Quality Indicators” and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower's financial condition, the borrower's performance with respect to loan terms, and the adequacy of collateral. Portfolios

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

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

The following is an analysis of activity in the allowance for loan losses for the three months ended September 30, 2011:

(Dollars in thousands)
	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,374	$217	$6,993	$14,584	$4,471	$2,152	$8,146	$29,353
Charge-offs	(250)	—	(378)	(628)	(103)	(87)	—	(818)
Recoveries	1	—	92	93	3	10	—	106
Provision	478	(34)	(171)	273	484	315	(72)	1,000
Ending Balance	$7,603	$183	$6,536	$14,322	$4,855	$2,390	$8,074	$29,641

The following is an analysis of activity in the allowance for loan losses for the nine months ended September 30, 2011:

(Dollars in thousands)
	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,330	$723	$6,495	$14,548	$4,129	$1,903	$8,003	$28,583
Charge-offs	(709)	—	(1,573)	(2,282)	(368)	(264)	—	(2,914)
Recoveries	5	—	238	243	4	25	—	272
Provision	977	(540)	1,376	1,813	1,090	726	71	3,700
Ending Balance	$7,603	$183	$6,536	$14,322	$4,855	$2,390	$8,074	$29,641

The following table presents an analysis of the activity in the allowance for loan losses for the periods indicated:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)

Periods ended September 30, 2010		Three Months	Nine Months
Balance at beginning of period		$27,985	$27,400
Charge-offs:
Commercial:	Mortgages	(25)	(1,051)
	Construction and development	—	—
	Other	(1,049)	(2,145)
Residential real estate:	Mortgages	(301)	(588)
	Homeowner construction	—	—
Consumer		(93)	(222)
Total charge-offs		(1,468)	(4,006)
Recoveries:
Commercial:	Mortgages	121	125
	Construction and development	—	—
	Other	22	52
Residential real estate:	Mortgages	—	76
	Homeowner construction	—	—
Consumer		5	18
Total recoveries		148	271
Net charge-offs		(1,320)	(3,735)
Provision charged to expense		1,500	4,500
Balance at end of period		$28,165	$28,165

The following table presents the Corporation’s loan portfolio and associated allowance for loan loss at September 30, 2011 and December 31, 2010 by portfolio segment and disaggregated on the basis of the Corporation’s impairment methodology.

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Loans	Related Allowance	Loans	Related Allowance
Loans Individually Evaluated for Impairment:
Commercial:
Mortgages	$12,228	$229	$18,360	$629
Construction & development	—	—	—	—
Other	6,801	407	9,854	1,245
Residential real estate mortgages	5,821	554	4,699	258
Consumer	592	184	715	5
Subtotal	$25,442	$1,374	$33,628	$2,137
Loans Collectively Evaluated for Impairment:
Commercial:
Mortgages	$561,127	$7,374	$500,263	$6,701
Construction & development	18,518	183	47,335	723
Other	471,851	6,129	451,253	5,250
Residential real estate mortgages	685,647	4,301	640,321	3,871
Consumer	325,174	2,206	322,838	1,898
Subtotal	$2,062,317	$20,193	$1,962,010	$18,443
Unallocated	—	8,074	—	8,003
Total	$2,087,759	$29,641	$1,995,638	$28,583

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(7)	Borrowings
Federal Home Loan Bank of Boston Advances
Advances payable to the FHLBB amounted to $494 million at September 30, 2011 and $499 million at December 31, 2010.  In connection with the Corporation’s ongoing interest rate risk management efforts, in May 2011, the Corporation modified the terms to extend the maturity dates of $10 million of its FHLBB advances with original maturity dates in 2012.  During the second quarter of 2011, the Corporation also prepaid $5 million in advances payable to the FHLBB resulting in a debt prepayment penalty charge, recorded in noninterest expense, of $221 thousand.  During the third quarter of 2011, the Corporation modified the terms to extend the maturity dates of an additional $128 million of its FHLBB advances with original maturity dates in 2012, 2013 and 2014. The following table presents maturities and weighted average interest rates paid on FHLBB advances outstanding at September 30, 2011:

(Dollars in thousands)	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)
October 1, 2011 through December 31, 2011:	$52,148	$57,148	0.80%
2012	38,011	38,011	3.54%
2013	61,160	56,160	3.24%
2014	115,533	115,533	3.53%
2015	138,333	138,333	3.47%
2016	45,100	45,100	4.33%
2017 and after	43,813	43,813	4.95%
Total	$494,098	$494,098

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)     Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at September 30, 2011.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at September 30, 2011.  Included in the collateral were securities available for sale with a fair value of $282 million and $274 million, respectively, which were specifically pledged to secure FHLBB borrowings at September 30, 2011 and December 31, 2010.  See Note 5 for discussion on loans pledged as collateral for FHLBB borrowings.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

(8)	Shareholders’ Equity
Regulatory Capital Requirements
The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at September 30, 2011 and December 31, 2010, as well as the corresponding minimum and well capitalized regulatory amounts and ratios:

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
September 30, 2011:
Total Capital (to Risk-Weighted Assets):
Corporation	$274,293	12.99%	$168,932	8.00%	$211,165	10.00%
Bank	$269,952	12.80%	$168,702	8.00%	$210,878	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$247,715	11.73%	$84,466	4.00%	$126,699	6.00%
Bank	$243,409	11.54%	$84,351	4.00%	$126,527	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$247,715	8.69%	$114,023	4.00%	$142,528	5.00%
Bank	$243,409	8.55%	$113,836	4.00%	$142,296	5.00%
December 31, 2010:
Total Capital (to Risk-Weighted Assets):
Corporation	$259,122	12.79%	$162,083	8.00%	$202,603	10.00%
Bank	$255,078	12.61%	$161,878	8.00%	$202,347	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$233,540	11.53%	$81,041	4.00%	$121,562	6.00%
Bank	$229,528	11.34%	$80,939	4.00%	$121,408	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$233,540	8.25%	$113,188	4.00%	$141,485	5.00%
Bank	$229,528	8.12%	$113,001	4.00%	$141,252	5.00%

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)	Sept. 30, 2011	Dec 31, 2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$227,309	$176,436
Home equity lines	182,147	182,260
Other loans	27,821	23,971
Standby letters of credit	8,729	9,510
Equity commitments to affordable housing partnerships	—	449
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	75,863	10,893
Commitments to sell fixed rate mortgage loans	97,705	24,901
Customer related derivative contracts:
Interest rate swaps with customers	61,897	59,749
Mirror swaps with counterparties	61,897	59,749
Interest rate risk management contracts:
Interest rate swap contracts	32,991	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under a standby letter of credit, the Corporation is required to make payments to the beneficiary of the letter of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At September 30, 2011 and December 31, 2010, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.7 million and $9.5 million, respectively.  At September 30, 2011 and December 31, 2010, there were no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit for the three and nine months ended September 30, 2011 amounted to $29 thousand and $125 thousand, respectively, compared to $25 thousand and $65 thousand, respectively, for the three and nine months ended September 30, 2010.

At September 30, 2011 and December 31, 2010, a substantial portion of the standby letters of credit was supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Equity Commitments
As of September 30, 2011, Washington Trust has investments in two real estate limited partnerships, one of which was entered into in the latter portion of 2010.  The partnerships were created for the purpose of renovating and operating low-income housing projects.  Equity commitments to affordable housing partnerships represented funding commitments by Washington Trust to the limited partnerships.  The funding of commitments was contingent upon substantial completion of the projects.

Forward Loan Commitments
Interest rate lock commitments are extended to borrowers that relate to the origination of readily marketable mortgage loans held for sale.  To mitigate the interest rate risk inherent in these rate locks, as well as closed mortgage loans held for sale, best efforts forward commitments are established to sell individual mortgage loans.  Both interest rate lock commitments and commitments to sell fixed rate residential mortgage loans are derivative financial instruments. Effective July 1, 2011, Washington Trust elected

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

to carry newly originated closed loans held for sale at fair value pursuant to Accounting Standards Codifications ("ASC") Topic No. 825, "Financial Instruments." Changes in fair value of the interest rate lock commitments, commitments to sell fixed rate mortgage loans and loans held for sale are recognized in earnings.

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

At of September 30, 2011 and December 31, 2010, the Bancorp had three interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debenture.  The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp pledged collateral to derivative counterparties in the form of cash totaling $1.9 million as of September 30, 2011 and December 31, 2010.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The Bank has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At September 30, 2011 and December 31, 2010, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $61.9 million and $59.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and therefore, changes in fair value are recognized in earnings.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated:

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
	Balance Sheet	Fair Value		Balance Sheet	Fair Value
	Location	Sept. 30, 2011	Dec. 31, 2010	Location	Sept. 30, 2011	Dec. 31, 2010
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contracts:
Interest rate swap contracts		$—	$—	Other liabilities	$1,950	$1,098
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	2,443	31	Other liabilities	—	135
Commitments to sell fixed rate mortgage loans	Other assets	—	571	Other liabilities	3,271	32
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	4,799	3,690		—	—
Mirror swaps with counterparties		—	—	Other liabilities	4,967	3,806
Total		$7,242	$4,292		$10,188	$5,071

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated:

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)				Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
	Three Months		Nine Months			Three Months		Nine Months
Periods ended Sept. 30,	2011	2010	2011	2010		2011	2010	2011	2010
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts	$(375)	$(576)	$(549)	$(1,120)	Interest Expense	$—	$—	$—	$(78)
Total	$(375)	$(576)	$(549)	$(1,120)		$—	$—	$—	$(78)

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)		Amount of Gain (Loss) Recognized in Income on Derivative
	Location of Gain (Loss) Recognized in	Three Months		Nine Months
Periods ended September 30,	Income on Derivative	2011	2010	2011	2010
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$2,514	$(143)	$2,547	$255
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	(3,304)	122	(3,810)	(613)
Customer related derivative contracts:
Interest rate swaps with customers	Net gains (losses) on interest rate swaps	1,373	1,486	2,491	4,600
Mirror swaps with counterparties	Net gains (losses) on interest rate swaps	(1,419)	(1,546)	(2,497)	(4,713)
Total		$(836)	$(81)	$(1,269)	$(471)

(10)	Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of September 30, 2011, securities available for sale, mortgage loans held for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower of cost or market accounting or write-downs of individual assets.

ASC 825 allows for the irrevocable option to elect fair value accounting for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis that may otherwise not be required to be measured at fair value under other accounting standards. Washington Trust elected the fair value option for its portfolio of mortgage loans held for sale pursuant to forward sale commitments originated after July 1, 2011 in order to reduce certain timing differences and better match changes in fair values of the loans with changes in the fair value of the derivative forward loan sale contracts used to economically hedge them. The election under ASC 825 related to mortgage loans held for sale does not result in a transition adjustment to retained earnings and instead, changes in fair value have an impact on earnings. The following tables summarize information related to mortgage loans held for sale, commitments to originate fixed-rate mortgage loans to be sold and commitments to sell fixed-rate mortgage loans.

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Notional or Principal Amount	Fair Value	Notional or Principal Amount	Fair Value
Mortgage loans held for sale (1)	$21,842	$22,670	$13,894	N/A
Commitments to originate	75,863	2,443	10,893	(104)
Commitments to sell	97,705	(3,271)	24,901	539

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2011	2010	2011	2010
Mortgage loans held for sale	$828	$—	$828	$—
Commitments to originate	2,514	(143)	2,547	255
Commitments to sell	(3,304)	122	(3,810)	(613)
Total changes in fair value (2)	$38	$(21)	$(435)	$(358)

(1) At September 30, 2011, the difference between the aggregate fair value and the aggregate principal amount of mortgage loan held for sale amounted to $828 thousand. There were no mortgage loans held for sale 90 days or more past due as of September 30, 2011.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(2) Changes in fair values are reported as a component of net gains on loan sales and commissions on loan originated for others in the Consolidated Statements of Income.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of September 30, 2011 and December 31, 2010, Level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of September 30, 2011 and December 31, 2010, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected limited sales evidenced by a relatively inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

Mortgage Loans Held for Sale
Effective July 1, 2011, Washington Trust elected to carry newly originated closed loans held for sale at fair value pursuant to ASC 825, “Financial Instruments”. Fair values are estimated based on what secondary markets are currently offering for loans with similar characteristics. Any change in the valuation of mortgage loans held for sale is based upon the change in market interest rates between closing the loan and the measurement date and an immaterial portion attributable to changes in instrument-specific credit risk. Mortgage loans held for sale are categorized as Level 2.

Derivatives
Interest rate swap contracts are traded in over-the-counter markets where quoted market prices are not readily available.  Fair value measurements are determined using independent pricing models that utilize primarily market observable inputs, such as swap rates of different maturities and LIBOR rates and, accordingly, are classified as Level 2. Our internal review procedures have confirmed that the fair values determined with independent pricing models and utilized by the Corporation are consistent with GAAP. For purposes of potential valuation adjustments to its interest rate swap contracts, the Corporation evaluates the credit risk of its counterparties as well as that of the Corporation.  Accordingly, Washington Trust considers factors such as the likelihood of default by the Corporation and its counterparties, its net exposures and remaining contractual life, among other factors, in determining if any fair value adjustments related to credit risk are required.  Counterparty exposure is evaluated by netting positions that are subject to master netting agreements, as well as considering the amount of collateral securing the position.

Fair value measurements of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential mortgages) are estimated using the anticipated market price based on pricing indications provided from syndicate banks. These derivative financial instruments are categorized as Level 2.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

Items Recorded at Fair Value on a Recurring Basis
The table below presents the balances of assets and liabilities reported at fair value on a recurring basis:

(Dollars in thousands)	Fair Value Measurements Using
September 30, 2011	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$—	$33,207	$—	$33,207
Mortgage-backed securities issued by U.S. government			—	—
agencies and U.S. government-sponsored enterprises	—	408,656	—	408,656
States and political subdivisions	—	80,809	—	80,809
Trust preferred securities:
Individual name issuers	—	23,646	—	23,646
Collateralized debt obligations	—	—	796	796
Corporate bonds	—	19,766	—	19,766
Common stocks	957	—	—	957
Perpetual preferred stocks	1,866	—	—	1,866
Mortgage loans held for sale	—	22,670	—	22,670
Derivative Assets (1)
Interest rate swap contracts with customers	—	4,799	—	4,799
Forward loan commitments	—	2,443	—	2,443
Total assets at fair value on a recurring basis	$2,823	$595,996	$796	$599,615
Liabilities:
Derivative Liabilities (1)
Mirror swaps with counterparties	—	4,967	—	4,967
Interest rate risk management contracts	—	1,950	—	1,950
Forward loan commitments	—	3,271	—	3,271
Total liabilities at fair value on a recurring basis	$—	$10,188	$—	$10,188

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)	Fair Value Measurements Using
December 31, 2010	Level 1	Level 2	Level 3	Assets/ Liabilities at Fair Value
Assets:
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$—	$40,994	$—	$40,994
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	—	429,771	—	429,771
States and political subdivisions	—	81,055	—	81,055
Trust preferred securities:
Individual name issuers	—	23,275	—	23,275
Collateralized debt obligations	—	—	806	806
Corporate bonds	—	15,212	—	15,212
Common stocks	809	—	—	809
Perpetual preferred stocks	2,178	—	—	2,178
Derivative Assets (1)
Interest rate swap contracts with customers	—	3,690	—	3,690
Forward loan commitments	—	—	602	602
Total assets at fair value on a recurring basis	$2,987	$593,997	$1,408	$598,392
Liabilities:
Derivative Liabilities (1)
Mirror swaps with counterparties	$—	$3,806	$—	$3,806
Interest rate risk management contract	—	1,098	—	1,098
Forward loan commitments	—	—	167	167
Total liabilities at fair value on a recurring basis	$—	$4,904	$167	$5,071

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1 during the three and nine months ended September 30, 2011 and 2010. After evaluating forward loan commitments consisting of interest rate lock commitments and commitments to sell fixed-rate residential mortgages during the third quarter of 2011, it was determined that significant inputs and significant value drivers were observable in active markets, and the Corporation therefore reclassified these derivatives from out of Level 3 into Level 2. There were no other transfers between Level 2 and Level 3 during the three and nine months ended September 30, 2011 and 2010.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following tables present the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated:

(Dollars in thousands)	2011			2010
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
Three months ended September 30,	For Sale (1)	(Liabilities) (2)	Total	For Sale (1)	(Liabilities) (2)	Total
Balance at beginning of period	$934	$(38)	$896	$872	$(184)	$688
Gains and losses (realized and unrealized):
Included in earnings (3)	(158)	(790)	(948)	—	(21)	(21)
Included in other comprehensive income	20	—	20	(31)	—	(31)
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	828	828	—	—	—
Balance at end of period	$796	$—	$796	$841	$(205)	$636

(Dollars in thousands)	2011			2010
	Securities	Derivative		Securities	Derivative
	Available	Assets /		Available	Assets /
Nine months ended September 30,	For Sale (1)	(Liabilities) (2)	Total	For Sale (1)	(Liabilities) (2)	Total
Balance at beginning of period	$806	$435	$1,241	$1,065	$153	$1,218
Gains and losses (realized and unrealized):
Included in earnings (3)	(191)	(1,263)	(1,454)	(417)	(358)	(775)
Included in other comprehensive income	181	—	181	193	—	193
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	828	828	—	—	—
Balance at end of period	$796	$—	$796	$841	$(205)	$636

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.

(2)
During the periods indicated, Level 3 derivative assets / liabilities consisted of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential mortgages). After evaluating forward loan commitments during the third quarter of 2011, it was determined that significant inputs and significant value drivers were observable in active markets, and the Corporation therefore reclassified these derivatives from out of Level 3 into Level 2.

(3)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on two Level 3 pooled trust preferred debt securities. Credit-related impairment losses of $158 thousand were recognized during the third quarter of 2011. No credit-related impairment losses were recognized during the third quarter of 2010.  Credit-related impairment losses of $191 thousand and $417 thousand, respectively, were recognized during the nine months ended September 30, 2011 and 2010. The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential mortgages), were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2011:

(Dollars in thousands)	Carrying Value at September 30, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$—	$—	$6,599	$6,599
Loan servicing rights	$—	$—	$482	$482
Property acquired through foreclosure or repossession	—	—	892	892
Total assets at fair value on a nonrecurring basis	$—	$—	$7,973	$7,973

Collateral dependent impaired loans with a carrying value of $6.6 million at September 30, 2011 were subject to nonrecurring fair value measurement during the nine months ended September 30, 2011.  As of September 30, 2011, the allowance for loan losses allocation on these loans amounted to $489 thousand.

During the nine months ended September 30, 2011, certain loan servicing rights were written down to their fair value resulting in an immaterial valuation allowance increase, which was recorded as a component of net gains on loan sales and commissions on loans originated for others in the Corporation’s Consolidated Statement of Income.

During the nine months ended September 30, 2011, properties acquired through foreclosures or repossession with a fair value of $1.3 million were transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value were written down to fair value through a charge to the allowance for loan losses. There were no valuation adjustments charged to the allowance for loan losses for the three months ended September 30, 2011. For the nine months ended September 30, 2011, such valuation adjustments charged to the allowance for loan losses amounted to $124 thousand.  Subsequent to foreclosures, valuations are updated periodically and assets may be marked down further, reflecting a new cost basis.  There were no subsequent valuation adjustments charged to earnings during the three months ended September 30, 2011. Subsequent valuation adjustments charged to earnings totaled $392 thousand for the nine months ended September 30, 2011.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the nine months ended September 30, 2010:

(Dollars in thousands)	Carrying Value at September 30, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$—	$—	$3,016	$3,016
Loan servicing rights	—	—	485	485
Property acquired through foreclosure or repossession	—	—	1,700	1,700
Total assets at fair value on a nonrecurring basis	$—	$—	$5,201	$5,201

Collateral dependent impaired loans with a carrying value of $3.0 million at September 30, 2010 were subject to nonrecurring fair value measurement during the nine months ended September 30, 2010.  As of September 30, 2010, the allowance for loan losses allocation on these loans amounted to $1.5 million.

During the nine months ended September 30, 2010, certain loan servicing rights were written down to their fair value resulting in an immaterial valuation allowance increase, which was recorded as a component of net gains on loan sales and commissions on loans originated for others in the Corporation’s Consolidated Statement of Income.

During the nine months ended September 30, 2010, properties acquired through foreclosures or repossession with a fair value of $1.6 million was transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value were written down to fair value through a charge to the allowance for loan losses.  There were no valuation adjustments charged to the allowance for loan losses for the three months ended September 30, 2010. For the nine months ended September 30, 2010, such valuation adjustments charged to the allowance for loan losses amounted to $21 thousand.  Subsequent to foreclosures, valuations are updated periodically and assets may be marked down further, reflecting a new cost basis.  Subsequent valuation

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

adjustments charged to earnings totaled $171 thousand and $221 thousand during the three and nine months ended September 30, 2010.

Valuation of Other Financial Instruments
The methodologies for estimating the fair value of financial instruments that are measured at fair value on a recurring or nonrecurring basis are discussed above.  The methodologies for other financial instruments are discussed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010. The following table presents the fair values of financial instruments:

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$67,786	$67,786	$92,736	$92,736
Mortgage loans held for sale	22,670	22,670	13,894	13,894
Securities available for sale	569,703	569,703	594,100	594,100
Securities held to maturity	11,840	11,843	—	—
FHLBB stock	42,008	42,008	42,008	42,008
Loans, net of allowance for loan losses	2,058,118	2,147,387	1,967,055	2,029,951
Accrued interest receivable	8,766	8,766	8,568	8,568
Bank-owned life insurance	53,291	53,291	51,844	51,844
Customer related interest rate swap contracts	4,799	4,799	3,690	3,690
Forward loan commitments (1)	2,443	2,443	602	602
Financial Liabilities:
Noninterest-bearing demand deposits	$319,203	$319,203	$228,437	$228,437
NOW accounts	242,372	242,372	241,974	241,974
Money market accounts	374,324	374,324	396,455	396,455
Savings accounts	239,356	239,356	220,888	220,888
Time deposits	910,895	924,472	948,576	962,608
FHLBB advances	494,098	533,959	498,722	533,802
Junior subordinated debentures	32,991	20,967	32,991	22,092
Securities sold under repurchase agreements	19,500	19,921	19,500	20,543
Other borrowings	1,458	1,458	3,859	3,859
Accrued interest payable	3,042	3,042	3,999	3,999
Customer related interest rate swap contracts	4,967	4,967	3,806	3,806
Interest rate risk management contract	1,950	1,950	1,098	1,098
Forward loan commitments (1)	3,271	3,271	167	167

(1)    Interest rate lock commitments and commitments to sell fixed-rate residential mortgages.

(11)	Defined Benefit Pension Plans
The Corporation offers a tax-qualified defined benefit pension plan for the benefit of certain eligible employees. The pension plan was amended effective October 1, 2007 to freeze plan entry to new hires and rehires.  Existing employees hired prior to October 1, 2007 continue to accrue benefits under the plan.  The Corporation also has non-qualified retirement plans to provide supplemental retirement benefits to certain employees, as defined in the plans.  The supplemental retirement plans provide eligible participants with an additional retirement benefit.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

For the periods indicated, the composition of net periodic benefit cost was as follows:

(Dollars in thousands)	Qualified Pension Plan				Non-Qualified Retirement Plans
	Three Months		Nine Months		Three Months		Nine Months
Periods ended September 30,	2011	2010	2011	2010	2011	2010	2011	2010
Service cost	$579	$584	$1,736	$1,753	$18	$24	$54	$70
Interest cost	645	627	1,934	1,880	124	128	372	386
Expected return on plan assets	(699)	(630)	(2,096)	(1,890)	—	—	—	—
Amortization of prior service cost	(8)	(8)	(25)	(25)	(1)	2	(1)	6
Recognized net actuarial loss	98	80	294	240	5	4	11	14
Net periodic benefit cost	$615	$653	$1,843	$1,958	$146	$158	$436	$476

Employer Contributions:
The Corporation previously disclosed in its financial statements for the year ended December 31, 2010 that it expected to contribute $3.0 million to its qualified pension plan and make $723 thousand in benefit payments under its non-qualified retirement plans in 2011.  The Corporation contributed $3.0 million to the qualified pension plan on April 1, 2011.  During the nine months ended September 30, 2011, $552 thousand in benefit payments have been made under the non-qualified retirement plans and it presently anticipates making an additional $171 thousand in benefit payments throughout the remainder of 2011.

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

Amounts recognized in the consolidated financial statements for share options, nonvested share units, nonvested share awards and nonvested performance shares are as follows:

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2011	2010	2011	2010
Share-based compensation expense	$357	$271	$1,037	$666
Related tax benefit	$128	$96	$370	$237

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

Share Options
During the nine months ended September 30, 2011 and 2010, the Corporation granted 57,450 and 83,700 non-qualified share options, respectively.  The share options awarded were granted to certain key employees with three-year cliff vesting and provide for accelerated vesting upon a change in control, death or retirement (as defined in the plans).

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

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

Nine months ended September 30,	2011	2010
Expected term (years)	9.0	9.0
Expected dividend yield	3.33%	3.16%
Weighted average expected volatility	41.90	41.95
Expected forfeiture rate	0%	0%
Weighted average risk-free interest rate	3.05%	3.42%

The weighted average grant-date fair value of the share options awarded during the nine months ended September 30, 2011 and 2010 was $7.46 and $6.29, respectively.

A summary of share option activity under the Plans as of September 30, 2011, and changes during the nine months ended September 30, 2011, is presented below:

(Dollars in thousands)	Number Of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2011	795,257	$22.46
Granted	57,450	21.71
Exercised	(83,626)	18.38
Forfeited or expired	(24,180)	23.20
Outstanding at September 30, 2011	744,901	$22.84	4.2 years	$219
As of September 30, 2011:
Options exercisable	588,569	$23.83	2.9 years	$—
Options expected to vest in future periods	156,332	$19.09	8.9 years	$219

The total intrinsic value (which is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date) of share options exercised during the nine months ended September 30, 2011 and 2010 was $360 thousand and $217 thousand, respectively.

Nonvested Shares and Share Units
The Corporation granted 31,950 and 46,500 nonvested share units to directors and certain key employees during the nine months ended September 30, 2011 and 2010, respectively.  The nonvested share units awarded were granted with one to five-year cliff vesting and also provide for accelerated vesting if there is a change in control, death or retirement (as defined in the plans).

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

A summary of the status of Washington Trust’s nonvested shares as of September 30, 2011, and changes during the nine months ended September 30, 2011, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	85,907	$20.11
Granted	31,950	22.25
Vested	(25,400)	23.93
Forfeited	—	—
Nonvested at September 30, 2011	92,457	$19.80

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

During the nine months ended September 30, 2011, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 73,502 shares.  The performance shares awarded were valued at $21.62, the fair market value at the date of grant, and vest over a three-year period.  The current assumption based on the most recent peer group information results in the shares vesting at 155% of the target, or 56,966 shares.

During the nine months ended September 30, 2010, a performance share award was granted to an executive officer providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 25,000 shares.  The performance shares awarded were valued at $15.11, the fair market value at the date of grant, and vest over a three-year period.  The current assumption based on the most recent peer group information results in the shares vesting at 155% of the target, or 19,375 shares.

A summary of the status of Washington Trust’s performance share awards as of September 30, 2011, and changes during the nine months ended September 30, 2011, is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares at January 1, 2011	16,500	$15.11
Granted	59,841	21.31
Vested	—	—
Forfeited	—	—
Performance shares at September 30, 2011	76,341	$19.97

As of September 30, 2011, there was $3.0 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.3 years.

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Three months ended September 30,	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income (expense)	$19,170	$19,229	$(1)	$(11)	$2,380	$883	$21,549	$20,101
Noninterest income	5,879	5,693	6,791	6,485	286	1,261	12,956	13,439
Total income	25,049	24,922	6,790	6,474	2,666	2,144	34,505	33,540
Provision for loan losses	1,000	1,500	—	—	—	—	1,000	1,500
Depreciation and amortization expense	616	591	326	362	73	96	1,015	1,049
Other noninterest expenses	14,298	13,599	4,667	4,611	2,615	3,596	21,580	21,806
Total noninterest expenses	15,914	15,690	4,993	4,973	2,688	3,692	23,595	24,355
Income (loss) before income taxes	9,135	9,232	1,797	1,501	(22)	(1,548)	10,910	9,185
Income tax expense (benefit)	3,072	3,156	670	530	(414)	(871)	3,328	2,815
Net income (loss)	$6,063	$6,076	$1,127	$971	$392	$(677)	$7,582	$6,370
Total assets at period end	2,209,333	2,116,747	50,149	50,178	710,131	742,078	2,969,613	2,909,003
Expenditures for long-lived assets	926	126	43	8	29	21	998	155

(Dollars in thousands)	Commercial Banking		Wealth Management Services		Corporate		Consolidated Total
Nine months ended September 30,	2011	2010	2011	2010	2011	2010	2011	2010
Net interest income (expense)	$56,383	$55,375	$(10)	$(45)	$6,567	$1,608	$62,940	$56,938
Noninterest income	15,113	13,725	21,381	19,554	1,444	1,786	37,938	35,065
Total income	71,496	69,100	21,371	19,509	8,011	3,394	100,878	92,003
Provision for loan losses	3,700	4,500	—	—	—	—	3,700	4,500
Depreciation and amortization expense	1,815	1,776	1,004	1,124	211	270	3,030	3,170
Other noninterest expenses	40,569	37,595	14,254	14,005	7,746	8,745	62,569	60,345
Total noninterest expenses	46,084	43,871	15,258	15,129	7,957	9,015	69,299	68,015
Income (loss) before income taxes	25,412	25,229	6,113	4,380	54	(5,621)	31,579	23,988
Income tax expense (benefit)	8,495	8,629	2,278	1,548	(1,141)	(3,029)	9,632	7,148
Net income (loss)	$16,917	$16,600	$3,835	$2,832	$1,195	$(2,592)	$21,947	$16,840
Total assets at period end	2,209,333	2,116,747	50,149	50,178	710,131	742,078	2,969,613	2,909,003
Expenditures for long-lived assets	1,742	847	391	114	104	460	2,237	1,421

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

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

Corporate
Corporate includes the Treasury Unit, which is responsible for managing the wholesale investment portfolio and wholesale funding needs.  It also includes income from bank-owned life insurance as well as administrative and executive expenses not allocated to the business lines and the residual impact of methodology allocations such as funds transfer pricing offsets.

(14)	Comprehensive Income

(Dollars in thousands)
Three months ended September 30,	2011	2010
Net income	$7,582	$6,370
Unrealized losses on securities, net of income tax benefit of $172 in 2011 and $414 in 2010	(310)	(750)
Unrealized losses on cash flow hedges, net of income tax benefits of $276 in 2011 and $337 in 2010	(498)	(611)
Less reclassification adjustments:
Gains on securities, net income tax expense of $262 in 2010	—	(475)
Change in non-credit portion of other-than-temporary impairment losses, net of income tax benefit of $57 in 2011	101	—
Gains on cash flow hedges, net of income tax expense of $68 in 2011 and $19 in 2010	123	35
Net periodic pension cost, net of income tax benefit of $33 in 2011 and $28 in 2010	60	51
Total comprehensive income	$7,058	$4,620

(Dollars in thousands)
Nine months ended September 30,	2011	2010
Net income	$21,947	$16,840
Unrealized gains on securities, net of income tax expense of $1,937 in 2011 and $2,669 in 2010	3,315	4,646
Unrealized losses on cash flow hedges, net of income tax benefit of $508 in 2011 and $708 in 2010	(917)	(1,284)
Less reclassification adjustments:
Gains on securities, net of income tax expense of $51 in 2011 and $175 in 2010	(92)	(317)
Change in non-credit portion of other-than-temporary impairment losses, net of income tax benefit of $49 and $61 in 2010	88	111
Gains on cash flow hedges, net of income tax expense of $204 in 2011 and $90 in 2010	368	164
Net periodic pension cost, net of income tax expense of $100 in 2011 and $84 in 2010	180	152
Total comprehensive income	$24,889	$20,312

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

(15)	Earnings Per Common Share
Washington Trust utilizes the two-class method earnings allocation formula to determine earnings per share of each class of stock according to dividends and participation rights in undistributed earnings.  Share-based payments that entitle holders to receive non-forfeitable dividends before vesting are considered participating securities and included in earnings allocation for computing basic earnings per share under this method.  Undistributed income is allocated to common shareholders and participating securities under the two-class method based upon the proportion of each to the total weighted average shares available.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES

CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS	(Continued)

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)
	Three Months		Nine Months
Periods ended September 30,	2011	2010	2011	2010
Net income	$7,582	$6,370	$21,947	$16,840
Less dividends and undistributed earnings allocated to participating securities	(27)	(19)	(84)	(45)
Net income applicable to common shareholders	7,555	6,351	21,863	16,795

Weighted average basic common shares	16,277.8	16,131.4	16,242.5	16,098.2
Dilutive effect of common stock equivalents	15.9	4.9	26.7	5.7
Weighted average diluted common shares	16,293.7	16,136.3	16,269.2	16,103.9
Earnings per common share:
Basic	$0.46	$0.39	$1.35	$1.04
Diluted	$0.46	$0.39	$1.34	$1.04

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 412 thousand and 763 thousand, respectively, for the three months ended September 30, 2011 and 2010.  These amounts totaled 385 thousand and 726 thousand, respectively, for the nine months ended September 30, 2011 and 2010.

(16)	Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business. Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Corporation’s consolidated financial statements, and notes thereto, for the year ended December 31, 2010, included in the Annual Report on Form 10-K for the year ended December 31, 2010, and in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this report.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results for the full-year ended December 31, 2011 or any future period.

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

Some of the factors that might cause these differences include the following: changes in general national, regional or international economic conditions or conditions affecting the banking or financial services industries or financial capital markets, volatility and disruption in national and international financial markets, government intervention in the U.S. financial system, reductions in net interest income resulting from interest rate volatility as well as changes in the balance and mix of loans and deposits, reductions in the market value of wealth management assets under administration, changes in the value of securities and other assets, reductions in loan demand, changes in loan collectibility, default and charge-off rates, changes in the size and nature of the Corporation’s competition, changes in legislation or regulation and accounting principles, policies and guidelines such as the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, and changes in the assumptions used in making such forward-looking statements.  In addition, the factors described under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2010, as updated by our Quarterly Reports on Form 10-Q and other filings submitted to the SEC, may result in these differences.  You should carefully review all of these factors, and you should be aware that there may be other factors that could cause these differences.  These forward-looking statements were based on information, plans and estimates at the date of this report, and we assume no obligation to update any forward-looking statements to reflect changes in underlying assumptions or factors, new information, future events or other changes.

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

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.

Composition of Earnings
Net income for the third quarter of 2011 amounted to $7.6 million, or 46 cents per diluted share, compared to $6.4 million, or 39 cents per diluted share, reported for the third quarter of 2010.  The returns on average equity and average assets for the third quarter of 2011 were 10.67% and 1.03%, respectively, compared to 9.53% and 0.87%, respectively, for the same quarter in 2010.

Net income for the nine months ended September 30, 2011 amounted to $21.9 million, or $1.34 per diluted share, compared to $16.8 million, or $1.04 per diluted share, for the same period in 2010.  The returns on average equity and average assets for the nine month period ended September 30, 2011 were 10.52% and 1.01%, respectively, compared to 8.54% and 0.77%, respectively, for the nine month period ended September 30, 2010. The increase in year-to-date profitability over 2010 was largely due to higher net interest income, growth in wealth management revenues and a $800 thousand reduction in the provision for loan losses, partially offset by a modest 3% increase in noninterest expenses. Also included in 2011 results was a gain on sale of bank property of $203 thousand ($141 thousand after tax; 1 cent per diluted share) recognized in the second quarter of 2011.

Net interest income for the three and nine months ended September 30, 2011 increased by 7% and 11%, respectively, compared to the same periods in 2010.  The increase in net interest income reflected improvement in the net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earnings assets.)  The net interest margin for the third quarter of 2011 was 3.22%, up by 21 basis points from the third quarter of 2010.  For the nine months ended September 30, 2011, the net interest margin was 3.20%, up by 32 basis points from the same period in 2010.  This result was driven in large part by a reduction in funding costs, as indicated by a 40 basis point decline in the cost of interest-bearing liabilities from the nine months ended September 30, 2010.

Balance sheet management transactions consisting of sales of mortgage-backed securities and subsequent prepayment of FHLBB advances were consummated in the second quarter of 2011 and the third quarter of 2010. See the discussion under the caption “Noninterest Expense” below.

The loan loss provision charged to earnings for the three and nine months ended September 30, 2011 amounted to $1.0 million and $3.7 million, respectively.  Comparable amounts for the same periods in 2010 were $1.5 million and $4.5 million, respectively.  Management believes that the level of the provision for loan losses has been consistent with the trend in asset quality and credit quality indicators.

Revenue from wealth management services, our primary source of noninterest income, for the three and nine months ended September 30, 2011 increased by $306 thousand, or 5%, and $1.8 million, or 9%, respectively, from the same periods in 2010.  Wealth management revenues are largely dependent on the value of the assets under administration and are closely tied to the performance of the financial markets.  Wealth management assets under administration totaled $3.7 billion at September 30, 2011, down by $238 million from the balance at December 31, 2010, primarily due to net investment depreciation as a result of unfavorable conditions in the financial markets during the third quarter of 2011.

Noninterest expenses amounted to $22.6 million and $65.6 million, respectively, for the third quarter and first nine months of 2011. Comparable amounts for 2010 were $22.9 million and $63.5 million, respectively. Noninterest expenses included debt prepayment charges of $221 thousand recognized in the second quarter of 2011 and $752 thousand recognized in the third quarter of 2010. Excluding the debt prepayment charges, noninterest expenses for the third quarter and first nine months of 2011 increased by 2% and 4%, respectively, from the comparable periods in 2010. The increase in noninterest expenses reflected increases in salaries and employee benefit costs and merchant processing costs, partially offset by a decrease in FDIC deposit insurance costs.

Income tax expense amounted to $3.3 million and $9.6 million, respectively, for the three and nine months ended September 30, 2011, up by $513 thousand and $2.5 million, respectively, from the same periods in 2010.  The effective tax rate for the nine months ended September 30, 2011 was 30.5%, up from 29.8% from the comparative 2010 period, reflecting a higher portion of taxable income to pretax book income in 2011.

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

The Commercial Banking segment’s net income for the three and nine months ended September 30, 2011 amounted to $6.1 million and $16.9 million, respectively. Comparable amounts for the same periods in 2010 were $6.1 million and $16.6 million, respectively. Commercial Banking net interest income for the nine months ended September 30, 2011 increased by $1.0 million, from the same period in 2010, reflecting improvement in the net interest margin.  Net interest income for this segment for the third quarter of 2011 decreased slightly from the same quarter in 2010 reflecting the impact of lower spreads provided on non-maturity deposits under the Corporation's funds transfer pricing methodology.  Commercial Banking noninterest income for the three and nine months ended September 30, 2011 increased by $186 thousand and $1.4 million, respectively, from the comparable 2010 periods, due largely to increases in merchant processing fees and mortgage banking revenues.  For the three and nine months ended September 30, 2011, noninterest expenses for the Commercial Banking segment increased by $224 thousand and $2.2 million, respectively, from the same periods in 2010.  This increase was largely due to increases in salaries and benefits, foreclosed property costs and merchant processing costs, partially offset by decreases in the provision of loan losses and FDIC insurance expenses.

The Wealth Management Services segment’s net income for three and nine months ended September 30, 2011 increased by $156 thousand, or 16%, and $1.0 million, or 35%, respectively, compared to the same periods in 2010.  Noninterest income derived from the Wealth Management Services segment for the three and nine months ended September 30, 2011 increased by $306 thousand and $1.8 million, respectively, from the comparable 2010 periods.  This revenue is dependent to a large extent on the value of assets under administration and is closely tied to the performance of the financial markets.  Wealth management assets under administration totaled $3.729 billion at September 30, 2011, down by $238 million, or 6%, from the balance at December 31, 2010, primarily reflecting net investment depreciation $228 million.  Assets under administration declined by less than one percent, from September 30, 2010.  For the three and nine months ended September 30, 2011, noninterest expenses for Wealth Management Services segment increased by $20 thousand and $129 thousand, respectively, compared to the same periods in 2010.

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

The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.  For more information, see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for the three and nine months ended September 30, 2011 increased by $1.5 million, or 7%, and $6.1 million, or 10%, respectively, from the same periods in 2010.  The net interest margin for the three and nine months ended September 30, 2011 amounted to 3.22% and 3.20%, respectively, compared to 3.01% and 2.88%, respectively, for the same periods in 2010.  The increase in the net interest margin from 2010 was due in large part to lower funding costs.  The cost of interest-bearing liabilities for the three and nine months ended September 30, 2011 declined by 31 basis points and 40 basis points, respectively, from the comparable 2010 periods.

Average interest-earning assets amounted to $2.7 billion for the three and nine months ended September 30, 2011, essentially unchanged from the same periods in 2010, with growth in the loan portfolio and declines in the investment securities portfolio.  Total average loans for the three and nine months ended September 30, 2011 increased by $71 million and $81 million, respectively, from the same periods in 2010, reflecting growth in both the residential real estate mortgage portfolio and the commercial loan portfolio.  The yield on total loans for the third quarter and nine months ended September 30, 2011 decreased by 17 basis points and 14 basis points, respectively, from the comparable 2010 periods, reflecting declines in short-term interest rates. Total average securities for the three and nine months ended September 30, 2011 decreased by $44 million and $88 million, respectively, from the same periods in 2010 reflecting maturities and pay-downs on mortgage-backed securities offset, in part, by purchases of debt securities.  The decline in average securities also reflected the balance sheet management transactions described under the captions “Noninterest Income and Noninterest Expense” below.  The FTE rate of return on securities for the three and nine months ended September 30, 2011 decreased by 12 basis points and 3 basis points, respectively, from the same periods last year.

Average interest-bearing liabilities for the three and nine months ended September 30, 2011, decreased by $55 million, or 2%, and $70 million, or 3%, respectively, from the comparable periods in 2010.  The decline in average interest-bearing liabilities reflected decreases in average FHLBB advances and time certificates of deposits.  The average balance of FHLBB advances for the three and nine months ended September 30, 2011 decreased by $16 million, or 3%, and $76 million, or 13%, respectively, from the same periods in 2010.  The average rate paid on such advances for the three and nine months ended September 30, 2011, decreased by 67 basis points and 40 basis points, respectively, from the comparable periods in 2010.  See additional discussion on FHLBB advances under the caption “Borrowings" in the Sources of Funds section. Average interest-bearing deposits for the three and nine months ended September 30, 2011, decreased by $39 million, or 2%, and increased by $5 million, or less than 1%, respectively, while the average rate paid on interest-bearing deposits for the three and nine months ended September 30, 2011, decreased by 19 basis points and 29 basis points, respectively, from the comparable periods in 2010.  See additional discussion on brokered certificates of deposits in the “Financial Condition” section under the caption “Deposits.”

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

Three months ended September 30,	2011			2010
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Commercial and other loans	$1,066,916	$14,027	5.22%	$1,038,146	$13,834	5.29%
Residential real estate loans, including
mortgage loans held for sale	688,856	7,950	4.58%	642,829	8,009	4.94%
Consumer loans	323,744	3,184	3.90%	327,554	3,295	3.99%
Total loans	2,079,516	25,161	4.80%	2,008,529	25,138	4.97%
Cash, federal funds sold and
other short-term investments	29,123	15	0.20%	49,578	25	0.20%
FHLBB stock	42,008	28	0.26%	42,008	—	—%
Taxable debt securities	487,172	4,640	3.78%	528,196	5,227	3.93%
Nontaxable debt securities	77,333	1,134	5.82%	79,462	1,154	5.76%
Corporate stocks	2,513	48	7.58%	3,852	75	7.72%
Total securities	567,018	5,822	4.07%	611,510	6,456	4.19%
Total interest-earning assets	2,717,665	31,026	4.53%	2,711,625	31,619	4.63%
Noninterest-earning assets	217,481			220,191
Total assets	$2,935,146			$2,931,816
Liabilities and Shareholders’ Equity:
NOW accounts	$232,023	$61	0.10%	$229,468	$68	0.12%
Money market accounts	372,279	234	0.25%	397,634	397	0.40%
Savings accounts	232,432	72	0.12%	208,892	75	0.14%
Time deposits	921,056	3,441	1.48%	960,521	4,207	1.74%
FHLBB advances	515,607	4,539	3.49%	532,053	5,574	4.16%
Junior subordinated debentures	32,991	393	4.73%	32,991	484	5.82%
Other	21,608	245	4.50%	21,250	246	4.59%
Total interest-bearing liabilities	2,327,996	8,985	1.53%	2,382,809	11,051	1.84%
Demand deposits	280,453			238,212
Other liabilities	42,453			43,364
Shareholders’ equity	284,244			267,431
Total liabilities and shareholders’ equity	$2,935,146			$2,931,816
Net interest income		$22,041			$20,568
Interest rate spread			3.00%			2.79%
Net interest margin			3.22%			3.01%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Three months ended September 30,	2011	2010
Commercial and other loans	$92	$62
Nontaxable debt securities	388	385
Corporate stocks	12	20
Total	$492	$467

Nine months ended September 30,	2011			2010
(Dollars in thousands)	Average Balance	Interest	Yield/Rate	Average Balance	Interest	Yield/Rate
Assets:
Commercial and other loans	$1,056,746	$41,433	5.24%	$1,010,893	$39,887	5.28%
Residential real estate loans, including
mortgage loans held for sale	665,705	23,382	4.70%	625,848	23,673	5.06%
Consumer loans	324,226	9,494	3.91%	328,803	9,823	3.99%
Total loans	2,046,677	74,309	4.85%	1,965,544	73,383	4.99%
Cash, federal funds sold and
other short-term investments	35,690	52	0.19%	38,720	59	0.20%
FHLBB stock	42,008	92	0.29%	42,008	—	—%
Taxable debt securities	488,745	14,282	3.91%	574,037	17,116	3.99%
Nontaxable debt securities	78,403	3,450	5.88%	79,503	3,464	5.83%
Corporate stocks	2,513	143	7.61%	3,959	226	7.63%
Total securities	569,661	17,875	4.20%	657,499	20,806	4.23%
Total interest-earning assets	2,694,036	92,328	4.58%	2,703,771	94,248	4.66%
Noninterest-earning assets	214,099			212,629
Total assets	$2,908,135			$2,916,400
Liabilities and Shareholders’ Equity:
NOW accounts	$228,941	$179	0.10%	$212,456	$195	0.12%
Money market accounts	388,413	806	0.28%	399,804	1,561	0.52%
Savings accounts	225,835	216	0.13%	203,829	245	0.16%
Time deposits	934,340	10,839	1.55%	956,461	13,846	1.94%
FHLBB advances	495,469	13,956	3.77%	570,982	17,793	4.17%
Junior subordinated debentures	32,991	1,175	4.76%	32,991	1,561	6.33%
Other	22,126	728	4.40%	21,104	731	4.63%
Total interest-bearing liabilities	2,328,115	27,899	1.60%	2,397,627	35,932	2.00%
Demand deposits	260,627			215,368
Other liabilities	41,173			40,356
Shareholders’ equity	278,220			263,049
Total liabilities and shareholders’ equity	$2,908,135			$2,916,400
Net interest income		$64,429			$58,316
Interest rate spread			2.98%			2.66%
Net interest margin			3.20%			2.88%

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency:

(Dollars in thousands)
Nine months ended September 30,	2011	2010
Commercial and other loans	$274	$159
Nontaxable debt securities	1,177	1,156
Corporate stocks	38	63
Total	$1,489	$1,378

Volume / Rate Analysis - Interest Income and Expense (Fully Taxable Equivalent Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the period indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	Three months ended			Nine months ended
	September 30, 2011 vs. 2010			September 30, 2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on Interest-Earning Assets:
Commercial and other loans	$379	$(186)	$193	$1,843	$(297)	$1,546
Residential real estate loans, including
mortgage loans held for sale	549	(608)	(59)	1,454	(1,745)	(291)
Consumer loans	(38)	(73)	(111)	(135)	(194)	(329)
Cash, federal funds sold and other short-term investments	(10)	—	(10)	(4)	(3)	(7)
FHLBB stock	—	28	28	—	92	92
Taxable debt securities	(394)	(193)	(587)	(2,497)	(337)	(2,834)
Nontaxable debt securities	(32)	12	(20)	(45)	31	(14)
Corporate stocks	(25)	(2)	(27)	(82)	(1)	(83)
Total interest income	429	(1,022)	(593)	534	(2,454)	(1,920)
Interest on Interest-Bearing Liabilities:
NOW accounts	1	(8)	(7)	15	(31)	(16)
Money market accounts	(24)	(139)	(163)	(44)	(711)	(755)
Savings accounts	8	(11)	(3)	23	(52)	(29)
Time deposits	(165)	(601)	(766)	(310)	(2,697)	(3,007)
FHLBB advances	(167)	(868)	(1,035)	(2,224)	(1,613)	(3,837)
Junior subordinated debentures	—	(91)	(91)	—	(386)	(386)
Other	4	(5)	(1)	34	(37)	(3)
Total interest expense	(343)	(1,723)	(2,066)	(2,506)	(5,527)	(8,033)
Net interest income	$772	$701	$1,473	$3,040	$3,073	$6,113

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

Based on our analysis of trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation, the provision for loan losses charged to earnings for the third quarter of 2011 amounted to $1.0 million, down by $500 thousand from third quarter 2010 levels.  Net charge-offs totaled $712 thousand in the third quarter of 2011, down from $1.3 million in the third quarter of 2010.  The provision for loan losses totaled $3.7 million and $4.5 million, respectively, for the nine months ended September 30, 2011 and 2010.  Net charge-offs amounted to $2.6 million for the first nine months of 2011, compared to $3.7 million for the same period in 2010.

For the nine months ended September 30, 2011, 49% of the $3.7 million provision for loan losses was provided on the commercial loan portfolio, primarily due to the increase in the Special Mention credit quality category of commercial loans, while 29% was provided on the residential real estate portfolio and 20% was provided on the consumer loan portfolio.  The provision reflects management’s assessment of loss exposure associated with continued weakness in general economic conditions affecting these loan categories.

The allowance for loan losses was $29.6 million, or 1.42% of total loans, at September 30, 2011, compared to $28.6 million, or

1.43% of total loans, at December 31, 2010.  Management will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies.  See additional discussion under the caption “Asset Quality” below for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  For both the three and nine months ended September 30, 2011, noninterest income represented 38% of total revenues.  The principal categories of noninterest income are shown in the following table:

(Dollars in thousands)	Three Months				Nine Months
			Incr (Decr)				Incr (Decr)
Periods ended September 30,	2011	2010	$	%	2011	2010	$	%
Noninterest Income:
Wealth management services:
Trust and investment advisory fees	$5,547	$5,052	$495	10%	$17,045	$15,222	$1,823	12%
Mutual fund fees	1,035	1,084	(49)	(5)%	3,293	3,299	(6)	—%
Financial planning, commissions & other service fees	209	349	(140)	(40)%	1,043	1,033	10	1%
Wealth management services	6,791	6,485	306	5%	21,381	19,554	1,827	9%
Service charges on deposit accounts	821	904	(83)	(9)%	2,662	2,666	(4)	—%
Merchant processing fees	3,223	3,050	173	6%	7,849	7,062	787	11%
Card interchange fees	597	507	90	18%	1,665	1,383	282	20%
Income from bank-owned life insurance	488	486	2	—%	1,446	1,399	47	3%
Net gains on loan sales and commissions on loans originated for others	1,077	1,011	66	7%	2,139	1,889	250	13%
Net realized gains on securities	—	737	(737)	(100)%	197	737	(540)	(73)%
Net losses on interest rate swap contracts	(47)	(60)	13	(22)%	(6)	(113)	107	(95)%
Equity in losses of unconsolidated subsidiaries	(144)	(95)	(49)	52%	(433)	(197)	(236)	120%
Other income	308	414	(106)	(26)%	1,229	1,102	127	12%
Noninterest income, excluding other-than-temporary impairment losses	13,114	13,439	(325)	(2)%	38,129	35,482	2,647	7%
Total other-than-temporary impairment losses on securities	—	—	—	—%	(54)	(245)	191	(78)%
Portion of loss recognized in other comprehensive income (before taxes)	(158)	—	(158)	—%	(137)	(172)	35	(20)%
Net impairment losses recognized in earnings	(158)	—	(158)	—%	(191)	(417)	226	(54)%
Total noninterest income	$12,956	$13,439	$(483)	(4)%	$37,938	$35,065	$2,873	8%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets.  The following table presents the changes in wealth management assets under administration for the three and nine months ended September 30, 2011 and 2010.

(Dollars in thousands)
	Three Months		Nine Months
Periods ended September 30,	2011	2010	2011	2010
Wealth Management Assets under Administration (1):
Balance at the beginning of period	$4,148,433	$3,626,871	$3,967,207	$3,735,646
Net investment (depreciation) appreciation & income	(374,961)	243,141	(227,773)	91,817
Net client cash flows	(44,635)	(19,611)	(10,597)	22,938
Other	—	(105,769)	—	(105,769)
Balance at the end of period	$3,728,837	$3,744,632	$3,728,837	$3,744,632

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

Noninterest Income Analysis
Wealth management revenues for the three months and nine months ended September 30, 2011 increased by $306 thousand, or 5%, and by $1.8 million, or 9%, respectively, from the same periods in 2010.  Wealth management assets under administration totaled $3.729 billion at September 30, 2011.  Assets under administration were down by $238 million, or 6%, from December 31, 2010, primarily due to net investment depreciation as a result of unfavorable conditions in the financial markets during the third quarter of 2011. While the balance of wealth management assets at September 30, 2011 was 6% lower than the balance at the end of 2010, the average balance of wealth management assets for the first nine months of 2011 was 10% higher than the average balance for the same period in 2010.

Service charges on deposit accounts for the three months and nine months ended September 30, 2011 totaled $821 thousand and $2.7 million, respectively. Comparable amounts for the same periods in 2010 were $904 thousand and $2.7 million, respectively. The largest component of this revenue source is overdraft and non-sufficient funds fees, which is largely driven by customer activity. Overdraft and non-sufficient funds fees for the three and nine months ended September 30, 2011 amounted to $461 thousand and $1.5 million, respectively, down by $131 thousand and $272 thousand, respectively, compared to the same periods in 2010. This decline, primarily due to regulatory changes which became effective in the third quarter of 2010, was offset by increases in income from other deposit service charges.

Merchant processing fee revenue represents charges to merchants for credit card transactions processed.  Merchant processing fees for the three months and nine months ended September 30, 2011 increased by $173 thousand, or 6%, and $787 thousand, or 11%, respectively, from the same periods in 2010 primarily due to increases in the volume of transactions processed for existing and new customers.  See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense” below.

Card interchange fees represent fees related to debit card transactions.  Card interchange fees for the three and nine months ended September 30, 2011 increased by $90 thousand, or 18%, and $282 thousand, or 20%, respectively, from the same periods in 2010, primarily due to increases in the volume of transactions.

Net gains on loan sales and commissions on loans originated for others totaled $1.1 million and $2.1 million, respectively, for the three and nine months ended September 30, 2011. This was up by $66 thousand, or 7%, and $250 thousand, or 13%, respectively, from the same periods in 2010.  This revenue source is dependent on mortgage origination volume, which is sensitive to interest rates and the condition of housing markets. See discussion regarding the fair value option election on mortgage loans held for sale in Notes 9 and 10 to the Consolidated Financial Statements.

There were no net realized gains on securities recognized in the third quarter of 2011, compared to $737 thousand in the third quarter of 2010. For the nine months ended September 30, 2011 and 2010, net realized gains on securities amounted to

$197 thousand and $737 thousand, respectively.  The net realized gains on securities primarily were the result of balance sheet management transactions, which consisted of sales of mortgage-backed securities and prepayment of FHLBB advances. See additional disclosure regarding these balance sheet management transactions under the captions "Noninterest Expenses".

Equity in losses of unconsolidated subsidiaries, primarily losses generated by real estate limited partnerships, for the three and nine months ended September 30, 2011 amounted to $144 thousand and $433 thousand, respectively, compared to $95 thousand and $197 thousand, respectively, for the same periods in 2010.  As of September 30, 2011, Washington Trust has investments in two real estate limited partnerships, one of which was entered into in the latter portion of 2010.  Washington Trust accounts for its investment in these partnerships using the equity method.  Losses generated by the partnerships are recorded as a reduction in other assets in the Consolidated Balance Sheets and as a reduction of noninterest income in the Consolidated Statements of Income.  Tax credits generated by the partnerships are recorded as a reduction in the income tax provision.

For the three and nine months ended September 30, 2011, net impairment losses recognized in earnings on investment securities totaled $158 thousand and $191 thousand, respectively. There were no impairment losses in the third quarter of 2010, while net impairment losses of $417 thousand were recognized for the nine months ended September 30, 2010. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Noninterest Expense
The following table presents a noninterest expense comparison for the three and nine months ended September 30, 2011 and 2010.

(Dollars in thousands)	Three Months				Nine Months
			Incr (Decr)				Incr (Decr)
Periods ended September 30,	2011	2010	$	%	2011	2010	$	%
Noninterest Expense
Salaries and employee benefits	$12,912	$12,067	$845	7%	$37,138	$35,294	$1,844	5%
Net occupancy	1,362	1,202	160	13%	3,919	3,663	256	7%
Equipment	1,092	1,037	55	5%	3,211	3,048	163	5%
Merchant processing costs	2,781	2,606	175	7%	6,795	6,020	775	13%
Outsourced services	863	769	94	12%	2,610	2,464	146	6%
FDIC deposit insurance costs	427	861	(434)	(50)%	1,614	2,439	(825)	(34)%
Legal, audit and professional fees	430	438	(8)	(2)%	1,389	1,364	25	2%
Advertising and promotion	561	467	94	20%	1,341	1,250	91	7%
Amortization of intangibles	230	273	(43)	(16)%	705	854	(149)	(17)%
Foreclosed property costs	45	203	(158)	(78)%	549	326	223	68%
Debt prepayment penalties	—	752	(752)	(100)%	221	752	(531)	(71)%
Other	1,892	2,180	(288)	(13)%	6,107	6,041	66	1%
Total noninterest expense	$22,595	$22,855	$(260)	(1)%	$65,599	$63,515	$2,084	3%

Noninterest Expense Analysis
Salaries and employee benefit expense, the largest component of noninterest expense, for the three and nine months ended September 30, 2011 totaled $12.9 million and $37.1 million, respectively, up by $845 thousand, or 7%, and $1.8 million, or 5%, respectively, from the same periods in 2010.  The increase reflected higher staffing levels in mortgage banking, including a new mortgage production office opened in the first quarter of 2011, increases in staffing for a new branch, which opened in September of 2011, other selected staffing additions and higher levels of commissions and incentives.

Net occupancy expense for the three and nine months ended September 30, 2011 increased by $160 thousand, or 13%, and $256 thousand, or 7%, respectively, compared to the same periods in 2010. This reflects increased rental expense for premises leased by Washington Trust and included occupancy costs associated with the new mortgage production office and de novo branch, which were opened in 2011.

Merchant processing costs for the three and nine months ended September 30, 2011 increased by $175 thousand, or 7%, and $775 thousand, or 13%, respectively, from the same periods in 2010, primarily due to increases in volume of transactions processed for existing and new customers.  Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions.  See discussion on the corresponding increase in merchant processing fees under the caption “Noninterest Income” below.

FDIC deposit insurance costs for the three and nine months ended September 30, 2011 amounted to $427 thousand and $1.6 million, respectively, down by $434 thousand, or 50%, and $825 thousand, or 34%, respectively, from the same periods in 2010, reflecting lower assessment rates and a statutory change in the calculation method that became effective for the second quarter of 2011.

Foreclosed property costs for the three and nine months ended September 30, 2011 totaled $45 thousand and $549 thousand, respectively, compared to $203 thousand and $326 thousand, respectively, for the same periods in 2010. The year-to-date increase was due largely to valuation adjustments on other real estate owned properties.

For the nine months ended September 30, 2011 and 2010, debt prepayment penalty charges totaled $221 thousand and $752 thousand, respectively. In the second quarter of 2011, a balance sheet management transaction was conducted, which consisted of the sale of $5.7 million in mortgage-backed securities and the prepayment of $5.0 million in FHLBB advances. As a result, $226 thousand of net realized gains on securities and a $221 thousand debt prepayment penalty charge were recognized in the second quarter of 2011. In the third quarter of 2010, a balance sheet management transaction was consummated, which consisted of the sale of $63 million in mortgage-backed securities and the prepayment of $65 million in FHLBB advances. As a result, $800 thousand of net realized gains on securities and a $752 thousand debt prepayment charge were recognized in the third quarter of 2010.

Other noninterest expenses totaled $1.9 million and $6.1 million, respectively, for the three and nine months ended September 30, 2011. Comparable amounts for the same periods in 2010 were $2.2 million and $6.0 million, respectively. The quarterly decline in other noninterest expenses was largely due to Washington Trust's contribution to its charitable foundation in the third quarter of 2010.

Income Taxes
Income tax expense amounted to $3.3 million and $9.6 million, respectively, for the three and nine months ended September 30, 2011, as compared to $2.8 million and $7.1 million, respectively, for the same periods in 2010.  The Corporation’s effective tax rate for both the three and nine months ended September 30, 2011 was 30.5%, as compared to 30.6% and 29.8%, respectively, for the same periods in 2010. The increase in the effective tax rate reflected a higher portion of taxable income to pretax book income in 2011.  The effective tax rates differed from the federal rate of 35% due largely to the benefits of tax-exempt income, the dividends received deduction, income from BOLI and federal tax credits.

Financial Condition
Summary
Total assets amounted to $3.0 billion at September 30, 2011, up by $60 million from the end of 2010.  Total loans grew by $92 million, or 5%, in the first nine months of 2011, with a $44 million increase in the commercial loan portfolio, a $46 million increase in the residential real estate portfolio and a $2 million increase in consumer loans.  The investment securities portfolio decreased by $13 million from the balance at December 31, 2010.

Nonperforming assets (nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession) amounted to $24.6 million, or 0.83% of total assets, at September 30, 2011, compared to $23.0 million, or 0.79% of total assets, at December 31, 2010.  Overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.

Total liabilities increased by $43 million from the balance at December 31, 2010.  Total deposits increased by $50 million, or 2%, in the first nine months of 2011, reflecting growth in demand deposits and savings accounts, partially offset by a decline in time deposits and money market account balances.  FHLBB advances decreased by $5 million from the balance at the end of 2010.

Shareholders’ equity totaled $285 million at September 30, 2011, compared to $269 million at December 31, 2010.  As of September 30, 2011, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.

Securities
Washington Trust’s securities portfolio is managed to generate interest income, to implement interest rate risk management strategies, and to provide a readily available source of liquidity for balance sheet management. Securities are designated as either available for sale, held to maturity or trading at the time of purchase.  The Corporation does not currently maintain a portfolio of trading securities.  Securities available for sale may be sold in response to changes in market conditions, prepayment risk, rate fluctuations, liquidity, or capital requirements.  Securities available for sale are reported at fair value, with any unrealized gains and losses excluded from earnings and reported as a separate component of shareholders’ equity, net of tax, until realized.  Securities held to maturity are reported at amortized cost. See Note 4 and Note 10 to the Consolidated Financial Statements for additional information.

As noted in Note 10 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of September 30, 2011 and December 31, 2010, our Level 3 financial instruments consisted primarily of two available for sale pooled trust preferred securities, which were not actively traded.

As of September 30, 2011 and December 31, 2010, the Corporation concluded that the low level of trading activity for our Level 3 pooled trust preferred securities continued to indicate that quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected limited sales evidenced by a relatively inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an un-orderly fashion, actual proceeds received could potentially be significantly less than their fair values.

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$33,207	6%	$40,994	7%
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	408,656	72%	429,771	72%
States and political subdivisions	80,809	14%	81,055	14%
Trust preferred securities:
Individual name issuers	23,646	4%	23,275	4%
Collateralized debt obligations	796	—	806	—
Corporate bonds	19,766	4%	15,212	3%
Common stocks	957	—	809	—
Perpetual preferred stocks	1,866	—	2,178	—
Total securities available for sale	$569,703	100%	$594,100	100%

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government
agencies and U.S. government-sponsored enterprises	$11,840	100%	$—	—%
Total securities held to maturity	$11,840	100%	$—	—%

At September 30, 2011, the investment portfolio totaled $582 million, down by $13 million from the balance at December 31,

2010.  Proceeds from the sale of securities as well as maturities and principal payments were partially offset by purchases of securities. See additional disclosure regarding the second quarter 2011 balance sheet management transaction under the caption “Noninterest Income” above.

At September 30, 2011 and December 31, 2010, the net unrealized gain position of the available for sale investment securities portfolio was $20.4 million and $15.2 million, respectively.  Included in these amounts were $10.5 million and $11.7 million, respectively, in gross unrealized losses.  Nearly all of these gross unrealized losses were concentrated in variable rate trust preferred securities issued by financial services companies.

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

Individual Issuer Trust Preferred Securities

(Dollars in thousands)	September 30, 2011				Credit Ratings
					September 30, 2011		Form 10-Q Filing Date
Named Issuer (parent holding company)	(a)	Amortized Cost (b)	Fair Value	Unrealized Loss	Moody's	S&P	Moody's	S&P
JPMorgan Chase & Co.	2	$9,733	$7,272	$(2,461)	A2	BBB+	A2	BBB+
Bank of America Corporation	3	5,741	3,659	(2,082)	Ba1 (c)	BB+ (c)	Ba1 (c)	BB+ (c)
Wells Fargo & Company	2	5,115	4,461	(654)	A3/ Baa1	A-	A3/Baa1	A-
SunTrust Banks, Inc.	1	4,167	3,282	(885)	Baa3	BB (c)	Baa3	BB (c)
Northern Trust Corporation	1	1,981	1,666	(315)	A3	A-	A3	A-
State Street Corporation	1	1,970	1,685	(285)	A3	BBB+	A3	BBB+
Huntington Bancshares Incorporated	1	1,922	1,621	(301)	Ba1 (c)	BB- (c)	Baa3	BB- (c)
Totals	11	$30,629	$23,646	$(6,983)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Net of other-than-temporary impairment losses recognized in earnings.

(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at September 30, 2011.

Pooled Trust Preferred Obligations

(Dollars in thousands)	September 30, 2011
					Deferrals	Credit Ratings
				No. of	and	September 30,		Form 10-Q
	Amortized	Fair	Unrealized	Cos. in	Defaults	2011		Filing Date
Deal Name	Cost	Value	Loss	Issuance	(a)	Moody's	S&P	Moody's	S&P
Tropic CDO 1, tranche A4L (d)	$2,992	$637	$(2,355)	38	41%	Ca (c)	(b)	Ca (c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,264	159	(1,105)	73	34%	C (c)	(b)	C (c)	(b)
Totals	$4,256	$796	$(3,460)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
As of September 30, 2011, this pooled trust preferred security had an amortized cost of $3.0 million.  The amortized cost was net of $1.9 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  During the third quarter of 2011, an adverse change occurred in the expected cash flows for this security and additional credit-related impairment losses of $158 thousand were recognized in earnings.  This security was placed on nonaccrual status in March 2009.  The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010.  As of September 30, 2011, this security has unrealized losses of $2.4 million and a below investment grade rating of “Ca” by Moody’s Investors Service Inc. (“Moody’s”).  Through the filing date of this report, there have been no rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.

(e)
As of September 30, 2011, this pooled trust preferred security had an amortized cost of $1.3 million.  The amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral.  The analysis of the expected cash flows for this security as of September 30, 2011 did not negatively affect the amount of credit-related impairment losses previously recognized on this security.  This security was placed on nonaccrual status in December 2008.  The tranche instrument held by Washington Trust has been deferring interest payments since December 2008.  As of September 30, 2011, the security has unrealized losses of $1.1 million and a below investment grade rating of “C” by Moody’s.  Through the filing date of this report, there have been no  rating changes on this security.  This credit rating status has been considered by management in its assessment of the impairment status of this security.

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

Loans
Total loans amounted to $2.1 billion at September 30, 2011.  Since December 31, 2011, loans grew by $92 million, or 5%, with a $44 million increase in the commercial loan portfolio, a $46 million increase in the residential real estate portfolio and a $2 million increase in consumer loans.

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

Commercial Real Estate Loans
Commercial real estate loans amounted to $592 million at September 30, 2011, up by $26 million, or 5%, from the $566 million balance at December 31, 2010.  Included in these amounts were commercial construction loans of $19 million and $47 million, respectively.  Commercial real estate loans are secured by a variety of property types, with approximately 76% of the total composed of retail facilities, office buildings, lodging, commercial mixed use, multi-family dwellings, industrial & warehouse properties and research & development use.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$542,642	92%	$512,173	91%
New York, New Jersey, Pennsylvania	35,815	6%	40,232	7%
New Hampshire	11,714	2%	11,846	2%
Other	1,702	—%	1,707	—%
Total	$591,873	100%	$565,958	100%

Other Commercial Loans
Other commercial loans amounted to $479 million at September 30, 2011, up by $18 million, or 4%, from the balance at December 31, 2010, primarily due to originations in our general market area of southern New England.  This portfolio includes loans to a variety of business types.  Approximately 74% of the total is composed of retail trade, owner occupied & other real estate, health care/social assistance, manufacturing, construction businesses, accommodation & food services, other services and wholesale trade businesses.

Residential Real Estate Loans
The residential real estate loan portfolio amounted to $691 million at September 30, 2011, up by $46 million, or 7%, from the balance at December 31, 2010.  Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  The majority of loans originated for sale are sold with servicing released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  For the nine months ended September 30, 2011, total residential real estate mortgage loan originations, including brokered loans as agent totaled $266 million, compared to $282 million for the same period in 2010.  Of these amounts, $127 million and $153 million, respectively, were originated for sale in the secondary market, including brokered loans as agent.

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

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  The unpaid principal balance of loans repurchased due to representation and warranty claims as of September 30, 2011 was $726 thousand, compared to $249 thousand as of December 31, 2010.  Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  This reserve is not material and is included in other liabilities in the Consolidated Balance Sheets and any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

From time to time Washington Trust purchases one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually evaluated by us at the time of purchase using underwriting standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $76 million and $92 million, respectively, as of September 30, 2011 and December 31, 2010.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$665,884	96%	$612,419	95%
New York, Virginia, New Jersey, Maryland,
Pennsylvania, District of Columbia	12,025	2%	13,921	2%
Ohio	5,961	1%	8,086	1%
California, Washington, Oregon	1,888	—%	4,562	1%
Colorado, New Mexico, Utah	1,497	—%	2,613	1%
Georgia	1,122	—%	1,680	—%
New Hampshire	2,621	1%	1,263	—%
Wyoming	470	—%	476	—%
Total	$691,468	100%	$645,020	100%

Consumer Loans
Consumer loans amounted to $326 million at September 30, 2011, up by $2 million, or 1%, from the balance at December 31, 2010.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 82% of the total consumer portfolio at September 30, 2011.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

Asset Quality
Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)
	September 30, 2011	December 31, 2010
Nonaccrual loans:
Commercial mortgages	$6,367	$6,624
Commercial construction and development	—	—
Other commercial	2,745	5,259
Residential real estate mortgages	11,352	6,414
Consumer	1,126	213
Total nonaccrual loans	21,590	18,510
Nonaccrual investment securities	796	806
Property acquired through foreclosure or repossession, net	2,201	3,644
Total nonperforming assets	$24,587	$22,960

Nonperforming assets to total assets	0.83%	0.79%
Nonperforming loans to total loans	1.03%	0.93%
Total past due loans to total loans	1.05%	1.27%
Accruing loans 90 days or more past due	$—	$—

Nonperforming assets amounted to $24.6 million, or 0.83% of total assets, at September 30, 2011, compared to $23.0 million, or 0.79% of total assets, at December 31, 2010.  Nonaccrual loans totaled $21.6 million as of September 30, 2011, up by $3.1 million in the first nine months of 2011, reflecting a $4.9 million net increase in nonaccrual residential real estate mortgages, partially offset by net decreases in nonaccrual commercial loans.  Property acquired through foreclosure or repossession declined by $1.4 million in the first nine months of 2011 and amounted to $2.2 million at September 30, 2011. The balance at September 30, 2011 consisted of eight commercial properties, one residential property and one repossessed asset.

Nonaccrual investment securities at September 30, 2011 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities” above.

Nonaccrual Loans
During the nine months ended September 30, 2011, the Corporation has made no changes in its practices or policies concerning the placement of loans or investment securities into nonaccrual status.  See Note 5 to the Consolidated Financial Statements for additional information on nonaccrual loans.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at September 30, 2011.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	September 30, 2011			December 31, 2010
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial:
Mortgages	$5,510	$857	$6,367	$5,322	$1,302	$6,624
Construction and development	—	—	—	—	—	—
Other	1,209	1,536	2,745	3,376	1,883	5,259
Residential real estate mortgages	7,826	3,526	11,352	4,041	2,373	6,414
Consumer	649	477	1,126	11	202	213
Total nonaccrual loans	$15,194	$6,396	$21,590	$12,750	$5,760	$18,510

Nonaccrual commercial mortgage loans decreased by $257 thousand from the balance at the end of 2010.  The $6.4 million balance of nonaccrual commercial mortgage loans as of September 30, 2011 was comprised of 8 relationships.

The loss allocation on total nonaccrual commercial mortgage loans was $229 thousand at September 30, 2011.  All of the nonaccrual commercial mortgage loans were located in Rhode Island and Connecticut.  As of September 30, 2011, the largest nonaccrual relationship in the commercial mortgage category totaled $4.2 million and is secured by several properties including office, light industrial and retail space.  Based on management’s assessment of the operating condition of the borrower, a $121 thousand loss allocation on this relationship was deemed necessary at September 30, 2011.  The Bank has additional accruing commercial real estate and residential mortgage loans totaling $4.7 million to this borrower.  These additional loans have performed in accordance with terms of the loans and were not past due as of September 30, 2011.

Nonaccrual other commercial loans (commercial and industrial loans) amounted to $2.7 million at September 30, 2011, down by $2.5 million from the December 31, 2010 balance of $5.3 million.  There were a total of 53 loans included in nonaccrual other commercial loans as of September 30, 2011.  The loss allocation on total nonaccrual other commercial loans was $342 thousand at September 30, 2011.

Nonaccrual residential mortgage loans increased by $4.9 million from the balance at the end of 2010.  As of September 30, 2011, the $11.4 million balance of nonaccrual residential mortgage loans consisted of 39 loans and approximately $9.4 million were located in Rhode Island, Massachusetts and Connecticut.  The loss allocation on total nonaccrual residential mortgages amounted to $1.9 million at September 30, 2011.  Included in total nonaccrual residential mortgages were 19 loans purchased for portfolio and serviced by others amounting to $6.0 million.  Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Nonaccrual consumer loans increased by $913 thousand from the balance at the end of 2010.  The increase primarily included nonaccrual home equity lines and loans.

Past Due Loans
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Amount	% (1)	Amount	% (1)
Commercial real estate loans	$6,712	1.13%	$8,021	1.42%
Other commercial loans	2,941	0.61%	6,191	1.34%
Residential real estate mortgages	10,177	1.47%	8,591	1.33%
Consumer loans	2,169	0.67%	2,464	0.76%
Total past due loans	$21,999	1.05%	$25,267	1.27%

(1)Percentage of past due loans to the total loans outstanding within the respective category.

At September 30, 2011, total delinquencies amounted to $22.0 million, or 1.05% of total loans, down by $3.3 million from

December 31, 2010.  Included in past due loans as of September 30, 2011 were nonaccrual loans of $16.6 million.  All loans 90 days or more past due at September 30, 2011 and December 31, 2010 were classified as nonaccrual.

The year-to-date decline in total delinquencies was largely due to a $4.6 million decrease in commercial loan delinquencies, partially offset by a $1.6 million increase in residential mortgage loan delinquencies.  Included in the $1.6 million increase was one residential mortgage loan with a carrying value of $942 thousand.  As of September 30, 2011, residential mortgage loan delinquencies consisted of 37 loans and approximately $8.5 million were located in Rhode Island, Connecticut and Massachusetts.

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

At September 30, 2011, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Accruing troubled debt restructured loans:
Commercial mortgages	$5,861	$11,736
Other commercial	4,059	4,594
Residential real estate mortgages	1,158	2,863
Consumer	174	509
Accruing troubled debt restructured loans	11,252	19,702
Nonaccrual troubled debt restructured loans:
Commercial mortgages	1,209	1,302
Other commercial	292	431
Residential real estate mortgages	2,686	948
Consumer	129	41
Nonaccrual troubled debt restructured loans	4,316	2,722
Total troubled debt restructured loans	$15,568	$22,424

At September 30, 2011, loans classified as troubled debt restructurings totaled $15.6 million, down by $6.8 million from the balance at December 31, 2010, reflecting payoffs and declassification from troubled debt restructuring status.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at September 30, 2011 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions or other factors may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $9.3 million in potential problem loans at September 30, 2011, as compared to $6.7 million at December 31, 2010.  Approximately 80% of the potential problem loans at September 30, 2011 consisted of eight commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the Consolidated Financial Statements under the caption “Credit Quality Indicators.”

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

At September 30, 2011, the allowance for loan losses was $29.6 million, or 1.42% of total loans, which compares to an allowance of $28.6 million, or 1.43% of total loans at December 31, 2010.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loans losses.  In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the allowance for loan losses is adequate and consistent with asset quality and credit quality indicators.

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

The methodology to measure the amount of estimated loan loss exposure includes an analysis of individual loans deemed to be impaired.  Impaired loans are loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell.  For collateral dependent loans, management may adjust appraised values to reflect estimated market value declines or apply other discounts to appraised values for unobservable factors resulting from its knowledge of circumstances associated with the property.

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Collateral dependent impaired loans (1)	$19,482	$14,872
Impaired loans measured on discounted cash flow method (2)	5,960	18,756
Total impaired loans	$25,442	$33,628

(1)	Net of partial charge-offs of $2.1 million and $2.3 million at September 30, 2011 and December 31, 2010, respectively.

(2)	Net of partial charge-offs of $425 thousand and $1.5 million at September 30, 2011 and December 31, 2010, respectively.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.  The loss allocation on impaired loans amounted to $1.4 million and $2.1 million, respectively, at September 30, 2011 and December 31, 2010.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

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

For the three and nine months ended September 30, 2011, the loan loss provision totaled $1.0 million and $3.7 million, respectively compared to $1.5 million and $4.5 million, respectively, for the same periods in 2010.  The provision for loan losses was based on management’s assessment of economic and credit conditions, with particular emphasis on commercial and commercial real estate categories, as well as growth in the loan portfolio.  For the three and nine months ended September 30, 2011, net charge-offs totaled $712 thousand and $2.6 million, respectively compared to $1.3 million and $3.7 million, respectively, for the same periods in 2010.  Commercial and commercial real estate loan net charge-offs amounted to 77% of total net charge-offs in the nine months ended September 30, 2011 compared to 81% for the same period in 2010.

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions.  These conditions, including high unemployment levels, may continue for the next few quarters.  While management believes that the level of allowance for loan losses at September 30, 2011 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of future loss trends.  The allocation of the allowance to each category does not restrict the use of the allowance to absorb losses in any category.

The following table presents the allocation of the allowance for loan losses as of the periods indicated:

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Amount	% (1)	Amount	% (1)
Commercial:
Mortgages	$7,603	27%	$7,330	26%
Construction and development	183	1	723	2
Other	6,536	23	6,495	23
Residential real estate:
Mortgage	4,760	32	4,081	31
Homeowner construction	95	1	48	1
Consumer	2,390	16	1,903	17
Unallocated	8,074	—	8,003	—
Balance at end of period	$29,641	100%	$28,583	100%

(1)	Percentage of loans within the respective category to the total loans outstanding.

Sources of Funds
Our sources of funds include deposits, brokered certificates of deposit, FHLBB borrowings, other borrowings and proceeds from the sales, maturities and payments of loans and investment securities.  Washington Trust uses funds to originate and purchase loans, purchase investment securities, conduct operations, expand the branch network and pay dividends to shareholders.

Management’s preferred strategy for funding asset growth is to grow low cost deposits (demand deposit, NOW and savings accounts).  Asset growth in excess of low cost deposits is typically funded through higher cost deposits (certificates of deposit and money market accounts), brokered certificates of deposit, FHLBB borrowings, and securities portfolio cash flow.

Deposits
Washington Trust offers a wide variety of deposit products to consumer and business customers.  Deposits provide an important source of funding for the Bank as well as an ongoing stream of fee revenue.

Total deposits amounted to $2.1 billion at September 30, 2011, up by $50 million, or 2%, from the balance at December 31, 2010.  Included in total deposits were out-of-market brokered certificates of deposits of $85 million and $52 million, at September 30, 2011 and December 31, 2010, respectively.  Excluding out-of-market brokered certificates of deposits, in-market deposits increased by $17 million, or 1%, during the nine months ended September 30, 2011, reflecting increases in demand deposits and savings account balances, partially offset by decreases in time and money market deposit balances.

Demand deposits totaled $319 million at September 30, 2011, up by $91 million, or 40%, from the balance at December 31, 2010.  NOW account balances remained flat and totaled $242 million at September 30, 2011.  Money market accounts totaled $374 million at September 30, 2011, down by $22 million, or 6%, from the balance at December 31, 2010.  During the nine months ended September 30, 2011, savings deposits increased by $18 million, or 8%, and amounted to $239 million at September 30, 2011.

Time deposits (including brokered certificates of deposit) amounted to $911 million at September 30, 2011, down by $38 million, or 4%, from the balance at December 31, 2010.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Excluding out-of-market brokered certificates of deposits, in-market time deposits were down by $71 million, or 8%, from the balance at December 31, 2010.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network.  Included in in-market time deposits at September 30, 2011 were CDARS reciprocal time deposits of $204 million, which were down by $62 million from December 31, 2010.

Borrowings
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances amounted to $494 million at September 30, 2011, down by $5 million from the balance at the end of 2010.

In connection with the Corporation's ongoing interest rate risk management efforts, in May 2011, the Corporation modified the terms to extend the maturity dates of $10 million of its FHLBB advances with original maturity dates in 2012. In the second quarter of 2011, a balance sheet management transaction was conducted, which consisted of the sale of $5.7 million in mortgage-backed securities and the prepayment of $5.0 million in FHLBB advances. As a result, $226 thousand of net realized gains on securities and a $221 thousand debt prepayment penalty charge were recognized in the second quarter of 2011. During the third quarter of 2011, the Corporation modified the terms to extend the maturity dates of an additional $128 million of its FHLBB advances with original maturity dates in 2012, 2013 and 2014. See Note 8 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand. Washington Trust’s primary source of liquidity is deposits, which funded approximately 70% of total average assets in the nine months ended September 30, 2011.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.  For a more detailed discussion on Washington Trust’s detailed liquidity funding policy and contingency funding plan, see additional information in Item 7 under the caption “Liquidity and Capital Resources” of Washington Trust’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

Liquidity remained well within target ranges established by the Corporation’s Asset/Liability Committee (“ALCO”) during the nine months ended September 30, 2011.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For the nine months ended September 30, 2011, net cash provided by financing activities amounted to $34 million.  In the first nine months of 2011, total deposits increased by $50 million, while FHLBB advances decreased by $5 million.  Net cash used in investing activities totaled $77 million for the nine months ended September 30, 2011.  Proceeds from the sale of securities as well as maturities and principal payments were offset by purchases of securities and loan growth.  Net cash provided by operating activities amounted to $18 million for the nine months ended September 30, 2011, most of which was generated by net income.  See the Corporation’s Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $285 million at September 30, 2011, compared to $269 million at December 31, 2010.

The ratio of total equity to total assets amounted to 9.61% at September 30, 2011.  This compares to a ratio of 9.24% at December 31, 2010.  Book value per share at September 30, 2011 and December 31, 2010 amounted to $17.54 and $16.63, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of September 30, 2011, the Bancorp and the Bank is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 8 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at September 30, 2011:

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$494,098	$70,165	$140,543	$235,276	$48,114
Junior subordinated debentures	32,991	—	—	—	32,991
Operating lease obligations	16,771	1,817	3,563	2,638	8,753
Software licensing arrangements	525	525	—	—	—
Treasury, tax and loan demand note	1,037	1,037	—	—	—
Other borrowings	19,921	19,692	84	99	46
Total contractual obligations	$565,343	$93,236	$144,190	$238,013	$89,904

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)
All FHLBB advances are shown in the period corresponding to their scheduled maturity.  Some FHLBB advances are callable at earlier dates.  See Note 7 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$227,309	$132,658	$31,516	$13,947	$49,188
Home equity lines	182,147	—	—	—	182,147
Other loans	27,821	24,847	772	2,202	—
Standby letters of credit	8,729	1,017	7,712	—	—
Forward loan commitments to:
Originate loans	75,863	75,863	—	—	—
Sell loans	97,705	97,705	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	61,897	—	29,464	25,723	6,710
Mirror swaps with counterparties	61,897	—	29,464	25,723	6,710
Interest rate risk management contract:
Interest rate swap contracts	32,991	—	10,310	22,681	—
Total commitments	$776,359	$332,090	$109,238	$90,276	$244,755

(1)	The funding of this commitment is generally contingent upon substantial completion of the project.

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

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of September 30, 2011 and December 31, 2010, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of September 30, 2011 and December 31, 2010.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

	September 30, 2011		December 31, 2010
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.87)%	(8.41)%	(2.18)%	(6.34)%
100 basis point rate increase	2.94%	5.54%	2.12%	2.50%
200 basis point rate increase	5.69%	10.46%	4.50%	5.10%
300 basis point rate increase	7.34%	12.61%	7.64%	6.18%

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

The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of September 30, 2011 and December 31, 2010 resulting from immediate parallel rate shifts:

(Dollars in thousands)
Security Type	Down 100 Basis Points	Up 200 Basis Points
U.S. government-sponsored enterprise securities (non-callable)	$853	$(1,628)
States and political subdivisions	2,725	(5,167)
Mortgage-backed securities issued by U.S. government agencies
and U.S. government-sponsored enterprises	4,574	(16,776)
Trust preferred debt and other corporate debt securities	404	694
Total change in market value as of September 30, 2011	$8,556	$(22,877)

Total change in market value as of December 31, 2010	$10,953	$(30,438)

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

ITEM 4.  Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as of the end of the quarter ended September 30, 2011.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the period ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  Risk Factors
There have been no material changes in the risk factors described in Item 1A to Part I of Washington Trust’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 6.  Exhibits
(a) Exhibits.  The following exhibits are included as part of this Form 10-Q:

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**    Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	November 7, 2011	By:	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President and Chief Executive Officer
(principal executive officer)

Date:	November 7, 2011	By:	/s/ David V. Devault
David V. Devault
Senior Executive Vice President, Secretary and Chief Financial Officer
(principal financial and accounting officer)

Exhibit Index

Exhibit Number
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

**    Pursuant to Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933, as amended, and Section 18 of the Securities Exchange Act of 1934, as amended.