Form 10-K
period 2011-12-31
WASHINGTON TRUST BANCORP INC
filed 2012-03-07
CIK 737468

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549
FORM 10-K
(Mark One)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended DECEMBER 31, 2011 or

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________
Commission file number:  001-32991
WASHINGTON TRUST BANCORP, INC.
(Exact name of registrant as specified in its charter)

RHODE ISLAND	05-0404671
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
23 BROAD STREET, WESTERLY, RHODE ISLAND	02891
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:     401-348-1200
Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK, $.0625 PAR VALUE PER SHARE	THE NASDAQ STOCK MARKET LLC
(Title of each class)	(Name of each exchange on which registered)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐Yes  ☒No
The aggregate market value of voting stock held by non-affiliates of the registrant at June 30, 2011 was $320,177,914 based on a closing sales price of $22.97 per share as reported for the NASDAQ Global Select Market, which includes $12,498,653 held by The Washington Trust Company under trust agreements and other instruments.
The number of shares of the registrant’s common stock, $.0625 par value per share, outstanding as of February 24, 2012 was 16,347,372.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant’s Proxy Statement dated March 12, 2012 for the Annual Meeting of Shareholders to be held April 24, 2012 are incorporated by reference into Part III of this Form 10-K.

FORM 10-K
WASHINGTON TRUST BANCORP, INC.
For the Year Ended December 31, 2011

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

Through its subsidiaries, the Bancorp offers a broad range of financial services to individuals and businesses, including wealth management, through its offices in Rhode Island, eastern Massachusetts and Connecticut, automated teller machines (ATMs), and its Internet website (www.washtrust.com).  The Bancorp’s common stock is traded on the NASDAQ Global Select® Market under the symbol “WASH.”

The accounting and reporting policies of the Bancorp and its subsidiaries (collectively, the “Corporation” or “Washington Trust”) are in accordance with U. S. generally accepted accounting principles (“GAAP”) and conform to general practices of the banking industry.  At December 31, 2011, Washington Trust had total assets of $3.1 billion, total deposits of $2.1 billion and total shareholders’ equity of $281.4 million.

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

Commercial real estate loans consist of commercial mortgages and construction and development loans made for the purpose of acquiring, developing, constructing, improving or refinancing commercial real estate where the property is the primary collateral securing the loan, and the income generated from the property is the primary repayment source.  Properties such as retail facilities, office buildings, lodging, commercial mixed use, multi-family dwellings, healthcare facilities and industrial and warehouse properties normally collateralize commercial real estate loans.  These properties are primarily located in Rhode Island, Massachusetts and Connecticut.

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

In recent years, the Bank has experienced increased demand for commercial and commercial real estate loans.  The Bank has sought to selectively expand its commercial lending relationships with new and existing customers while at the same time maintaining its traditional commercial lending underwriting standards and levels of interest rate risk.  The total commercial loan portfolio has increased from 43% of total loans at December 31, 2007 to 52% at December 31, 2011.  With respect to commercial real estate lending, management believes that the portfolio growth is in large part attributable to enhanced business cultivation efforts with new and existing borrowers.  With respect to other commercial loans (commercial and industrial lending), management believes that the portfolio growth in recent years has in large part been attributable to the Bank’s success in attracting commercial borrowers from larger institutions in its regional market area of southern New England, primarily in Rhode Island.

In making commercial loans, Washington Trust may occasionally solicit the participation of other banks and may also occasionally participate in commercial loans originated by other banks.  From time to time, we sell the guaranteed portion of Small Business Administration (“SBA”) loans to investors.

Residential Real Estate Mortgages
The residential real estate portfolio represented 33% of total loans at December 31, 2011.  Residential real estate mortgages are primarily originated by commissioned mortgage originator employees.  Washington Trust generally underwrites its residential mortgages based upon secondary market standards.  Residential mortgages are originated both for sale in the secondary market as well as for retention in the Bank’s loan portfolio.  Loan sales in the secondary market provide funds for additional lending and other banking activities.  The majority of loans are sold with servicing released.  We also originate residential loans for various investors in a broker capacity, including conventional mortgages and reverse mortgages. Since 2009, Washington Trust has experienced strong residential mortgage refinancing activity in response to the low mortgage interest rate environment.  In 2011, Washington Trust originated a record $452.4 million in residential mortgage loans, including brokered loans as agent.

From time to time, Washington Trust purchases one-to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually evaluated by us at the time of purchase using underwriting standards similar to those employed for Washington Trust’s self-originated loans.  At December 31, 2011, the purchased portfolio made up 10% and 3% of the total residential real estate and total loan portfolios, respectively.

Washington Trust has never offered a sub-prime mortgage program and has no option-adjusted ARMs.

Consumer Loans
The consumer loan portfolio represented 15% of total loans as of December 31, 2011.  Consumer loans include home equity loans and lines of credit, personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.  Home equity lines and home equity loans represent 83% of the total consumer portfolio at December 31, 2011.  All home equity lines and home equity loans were originated by Washington Trust in its general market area.  The Bank estimates that approximately 60% of the combined home equity line and home equity loan balances are first lien positions or subordinate to other Washington Trust mortgages.

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

Wealth Management Services
The Corporation’s wealth management business generated revenues totaling $28.3 million in 2011, representing 21% of total revenues.  It provides a broad range of wealth management services to personal and institutional clients and mutual funds.  These services include investment management; financial planning; personal trust services including services as trustee, administrator, custodian and guardian; and estate settlement.  Institutional trust services are also provided, including custody and fiduciary services.  Wealth Management services are provided through the Bank and its registered investment adviser subsidiary, Weston Financial Group, Inc. The Corporation also operates a broker-dealer subsidiary which primarily conducts transactions for Weston Financial Group clients.  See additional information under the caption “Subsidiaries.”  Noninterest income from wealth management services consists of trust and investment management fees, mutual fund fees, and financial planning, commissions, estate settlement fees and other service fees.

At December 31, 2011 and 2010, wealth management assets under administration totaled $3.9 billion and $4.0 billion, respectively.  These assets are not included in the Consolidated Financial Statements.

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

Wholesale Funding Activities
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances are used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  The Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at December 31, 2011.  The Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding FHLBB advances.  The FHLBB maintains a security interest in various assets of the Bank including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  Additional funding sources are available through securities sold under agreements to repurchase and the Federal Reserve Bank (“FRB”). See Note 11 to the Consolidated Financial Statements for additional information.

Acquisitions
The following summarizes Washington Trust’s acquisition history:

On August 31, 2005, the Bancorp completed the acquisition of Weston Financial Group, Inc. (“Weston Financial”), a registered investment adviser and financial planning company located in Wellesley, Massachusetts, with broker-dealer and insurance agency subsidiaries. Pursuant to the Stock Purchase Agreement, dated March 18, 2005, as amended December 24, 2008, the acquisition was effected by the Bancorp’s acquisition of all of Weston Financial’s outstanding capital stock. (1)

On April 16, 2002, the Bancorp completed the acquisition of First Financial Corp., the parent company of First Bank and Trust Company, a Rhode Island chartered community bank.  First Financial Corp. was headquartered in Providence, Rhode Island and its subsidiary, First Bank and Trust Company, operated banking offices in Providence, Cranston, Richmond and North Kingstown, Rhode Island.  The Richmond and North Kingstown branches were closed and consolidated into existing Bank branches in May 2002.  Pursuant to the Agreement and Plan of Merger, dated November 12, 2001, the acquisition was effected by means of the merger of First Financial Corp. with and into the Bancorp and the merger of First Bank with and into the Bank. (1)

On June 26, 2000, the Bancorp completed the acquisition of Phoenix Investment Management Company, Inc. (“Phoenix”), an independent investment advisory firm located in Providence, Rhode Island.  Pursuant to the Agreement and Plan of Merger, dated April 24, 2000, the acquisition was effected by means of merger of Phoenix with and into the Bank. (2)

On August 25, 1999, the Bancorp completed the acquisition of PierBank, Inc. (“PierBank”), a Rhode Island chartered community bank headquartered in South Kingstown, Rhode Island.  Pursuant to the Agreement and Plan of Merger, dated February 22, 1999, the acquisition was effected by means of merger of PierBank with and into the Bank. (2)
_____________

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

The Bank’s subsidiary, Weston Financial, is a registered investment adviser and financial planning company located in Wellesley, Massachusetts, with an insurance agency subsidiary.  In addition, the Bank has other passive investment subsidiaries whose primary functions are to provide servicing on passive investments, such as loans acquired from the Bank and investment securities.  The Bank also has a limited liability company subsidiary that serves as a special limited partner responsible for certain administrative functions associated with the Bank’s investment in two real estate limited partnerships.

Weston Securities Corporation
WSC is a licensed broker-dealer that markets several investment programs, including mutual funds and variable annuities, primarily to Weston Financial clients.  WSC acts as the principal distributor to a group of mutual funds for which Weston Financial is the investment advisor.

Market Area
Washington Trust is headquartered in Westerly, Rhode Island in Washington County.  Washington Trust’s primary deposit gathering area consists of the communities that are served by its branch network.  As of December 31, 2011, the Bank has ten branch offices located in southern Rhode Island (Washington County), six branch offices located in the greater Providence area in Rhode Island and two branch offices located in southeastern Connecticut.  In 2012, the Bank plans to open a third full-service branch in Cranston, Rhode Island, which is a continuation of our expansion into the greater Providence area.  Both the population and number of businesses in this area far exceed those in southern Rhode Island.

Washington Trust’s lending activities are conducted primarily in southern New England and, to a lesser extent, other states.  In addition to its branch offices, the Bank has a commercial lending office located in the financial district of Providence, Rhode Island. In recent years, we expanded our residential mortgage lending market area by opening three residential mortgage lending offices located in Sharon and Burlington, Massachusetts, and Glastonbury, Connecticut.  In February 2012, the Bank opened a fourth mortgage lending office in Warwick, Rhode Island.

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

Employees
At December 31, 2011, Washington Trust had 558 employees consisting of 518 full-time and 40 part-time and other employees.  Washington Trust maintains a comprehensive employee benefit program providing, among other benefits, group medical and dental insurance, life insurance, disability insurance, a pension plan and a 401(k) plan.  The pension plan was closed to new hires and rehires after September 30, 2007.  Management considers relations with its employees to be good.  See Note 15 to the Consolidated Financial Statements for additional information on certain employee benefit programs.

Supervision and Regulation
The business in which the Corporation is engaged is subject to extensive supervision, regulation, and examination by various bank regulatory authorities and other governmental agencies.  Federal and state banking laws have as their principal objective either the maintenance of the safety and soundness of financial institutions and the federal deposit insurance system or the protection of consumers, or classes of consumers, and depositors, in particular, rather than the specific protection of shareholders of a bank or its parent company.

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

Regulatory Reform
The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) comprehensively reformed the regulation of financial institutions, products and services.

Among other things, the Dodd-Frank Act:

•	grants the FRB increased supervisory authority and codifies the source of strength doctrine, as discussed in more detail in “Bank Holding Company Support to the Bank” below;

•	provides for new capital standards applicable to the Corporation, as discussed in more detail in “Regulatory Capital Requirements” below;

•	modifies deposit insurance coverage discussed in “FDIC Deposit Insurance" below;

•
bars banking organizations, such as the Bancorp, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, as discussed in “Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds” below;

•	established new corporate governance and proxy disclosure requirements, as discussed in “Corporate Governance and Executive Compensation” below;

•	established the Bureau of Consumer Financial Protection (the “CFPB”), as discussed in “Consumer Protection Regulation” below;

•	established new minimum mortgage underwriting standards for residential mortgages; as discussed in “Mortgage Reform” below;

•
authorizes the FRB to regulate interchange fees for debit card transactions. The FRB has issued a rule governing the interchange fees charged on debit cards which caps the fees a bank may charge on a debit card transactions and shifts such interchange fees from a percentage of the transaction amount to a per transaction fee. Although the rule does not directly apply to institutions with less than $10 billion in assets, market forces may result in debit card issuers of all sizes adopting fees that comply with this rule;

•	permits the payment of interest on business demand deposit accounts;

•
established and empowered the Financial Stability Oversight Council to designate certain activities as posing a risk to the U.S. financial system and recommend new or heightened standards and safeguards for financial institutions engaging in such activities; and

•	established the Office of Financial Research, which has the power to require reports from financial services companies such as the Bancorp.

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

In 2005, the Bancorp elected financial holding company status pursuant to the provisions of the Gramm-Leach-Bliley Act of 1999 (“GLBA”).  As a financial holding company, the Bancorp is authorized to engage in certain financial activities in which a bank holding company may not engage.  “Financial activities” is broadly defined to include not only banking, insurance and securities activities, but also merchant banking and additional activities that the FRB, in consultation with the Secretary of the Treasury, determines to be financial in nature, incidental to such financial activities, or complementary activities that do not pose a substantial risk to the safety and soundness of depository institutions or the financial system generally.  Currently, as a financial holding company, the Bancorp engages, through WSC, in broker-dealer activities pursuant to this authority.

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

As an investment advisor, Weston Financial is subject to the Investment Advisers Act and any regulations promulgated thereunder, including fiduciary, recordkeeping, operational and disclosure obligations.  Each of the mutual funds for which Weston Financial acts an advisor or subadvisor is registered with the SEC under the Investment Company Act of 1940, as amended (the “Investment Company Act”), and subject to requirements thereunder.  Shares of each mutual fund are registered with the SEC under the Securities Act of 1933, as amended, and are qualified for sale (or exempt from such qualification) under the laws of each state and the District of Columbia to the extent such shares are sold in any of those jurisdictions.  In addition, an advisor or subadvisor to a registered investment company generally has obligations with respect to the qualification of the registered investment company under the Internal Revenue Code of 1986, as amended (the “Code”).

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

Bank Holding Company Support to the Bank
Under the Dodd-Frank Act, the Bancorp is required to serve as a source of financial strength for the Bank in the event of the financial distress of the Bank.  This provision codifies the longstanding policy of the FRB.  This support may be required at times when the bank holding company may not have the resources to provide it.

Dividend Restrictions
The FRB and the Rhode Island Division of Banking have authority to prohibit bank holding companies from paying dividends if such payment is deemed to be an unsafe or unsound practice. The FRB has indicated generally that it may be an unsafe or unsound practice for bank holding companies to pay dividends unless the bank holding company's net income over the preceding year is sufficient to fund the dividends and the expected rate of earnings retention is consistent with the organization's capital needs, asset quality and overall financial condition. Additionally, under Rhode Island law, distributions of dividends cannot be made if a bank holding company would not be able to pay its debts as they become due in the usual course of business or the bank holding company's total assets would be less than the sum of its total liabilities. The Bancorp's revenues consist primarily of cash dividends paid to it by the Bank. As described below, the

FDIC and the Rhode Island Division of Banking may also regulate the amount of dividends payable by the Bank. The inability of the Bank to pay dividends may have an adverse effect on the Bancorp.

The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice. Federal law also prohibits the payment of dividends by a bank that will result in the bank failing to meet its applicable capital requirements on a pro forma basis. Payment of dividends by a bank is also restricted pursuant to various state regulatory limitations. Reference is made to Note 12 to the Consolidated Financial Statements for additional discussion of the Corporation's ability to pay dividends.

Regulatory Capital Requirements
The FRB and the FDIC have issued substantially similar risk-based and leverage capital guidelines applicable to United States banking organizations.  In addition, these regulatory agencies may from time to time require that a banking organization maintain capital above the minimum levels, whether because of its financial condition or actual or anticipated growth.

The FRB’s risk-based guidelines define a three-tier capital framework. Tier 1 capital for bank holding companies generally consists of the sum of common stockholders’ equity, perpetual preferred stock and trust preferred securities (both subject to certain limitations and, in the case of the latter, to specific limitations on the kind and amount of such securities which may be included as Tier 1 capital and certain additional restrictions described below), and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and other non-qualifying intangible assets. Future issuances of trust preferred securities have been disallowed as Tier 1 qualifying capital by the Dodd-Frank Act, although the Bancorp's currently outstanding trust preferred securities have been grandfathered for Tier 1 eligibility. Tier 2 capital generally consists of hybrid capital instruments, perpetual debt and mandatory convertible debt securities; perpetual preferred stock and trust preferred securities, to the extent it is not eligible to be included as Tier 1 capital; term subordinated debt and intermediate-term preferred stock; and, subject to limitations, general allowances for loan losses. The sum of Tier 1 and Tier 2 capital less certain required deductions, such as investments in unconsolidated banking or finance subsidiaries, represents qualifying total capital. Risk-based capital ratios are calculated by dividing Tier 1 and total capital, respectively, by risk-weighted assets.  Assets and off-balance sheet credit equivalents are assigned to one of four categories of risk-weights, based primarily on relative credit risk.  The minimum Tier 1 risk-based capital ratio is 4% and the minimum total risk-based capital ratio is 8%. The Dodd-Frank Act requires the FRB to establish minimum risk-based capital requirements that may not be lower than those in effect on July 21, 2010. As of December 31, 2011, the Corporation’s Tier 1 capital ratio was 11.61% and its total risk-based capital ratio was 12.86%. The Bancorp is currently considered “well capitalized” under all regulatory definitions.

In addition to the risk-based capital requirements, the FRB requires top rated bank holding companies to maintain a minimum leverage capital ratio of Tier 1 capital (defined by reference to the risk-based capital guidelines) to its average total consolidated assets of at least 3.0%.  For most other bank holding companies (including the Bancorp), the minimum Leverage Ratio is 4.0%.  Bank holding companies with supervisory, financial, operational or managerial weaknesses, as well as bank holding companies that are anticipating or experiencing significant growth, are expected to maintain capital ratios well above the minimum levels.  Dodd-Frank Act requires the FRB to establish minimum leverage capital requirements that may not be lower than those in effect on July 21, 2010. The leverage capital requirements generally applicable to insured depository institutions will serve as a floor for any leverage capital requirements the FRB may establish for bank holding companies, such as the Bancorp.  The Corporation’s leverage ratio was 8.70% as of December 31, 2011.

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

The FDIC must take into consideration: (1) concentrations of credit risk; (2) interest rate risk; and (3) risks from non-traditional activities, as well as an institution’s ability to manage those risks, when determining the adequacy of an institution’s capital.  This evaluation will be made as a part of the institution’s regular safety and soundness examination.  As of December 31, 2011, the Bank’s capital ratios placed it in the well capitalized category.  Reference is made to Note 12 to the Consolidated Financial Statements for additional discussion of the Corporation’s regulatory capital requirements.

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

The Bancorp has not elected, and does not currently expect, to calculate its risk-based capital requirements under either the “advanced or standard" approach of the Basel II capital accords. The Basel Committee on Banking Supervision has also released new capital requirements, known as Basel III, with higher capital requirements, enhanced risk coverage, a global leverage ratio, liquidity standards and a provision for counter-cyclical capital.  The FRB has not yet adopted Basel III, and when it is implemented in the United States, it may be with some modifications or adjustments.  Additionally, the timetable for the adoption and implementation of Basel III is expected to last for several years.   Accordingly, the Bancorp is not yet in a position to determine the effect of Basel III on its capital requirements.

FDIC Deposit Insurance
The Bank pays deposit insurance premiums to the FDIC based on an assessment rate established by the FDIC. For most banks and savings associations, including the Bank, FDIC rates depend upon a combination of CAMELS component ratings and financial ratios. CAMELS ratings reflect the applicable bank regulatory agency's evaluation of the financial institution's capital, asset quality, management, earnings, liquidity and sensitivity to risk. For large banks and savings associations that have long-term debt issuer ratings, assessment rates will depend upon such ratings, and CAMELS component ratings. Pursuant to the Dodd-Frank Act, deposit premiums are based on assets rather than insurable deposits. To determine its actual deposit insurance premiums, the Bank computes the base amount on its average consolidated assets less its average tangible equity (defined as the amount of Tier 1 capital) and its applicable assessment rate.

Pursuant to an FDIC rule issued in November 2009, the Bank prepaid its quarterly risk-based assessments to the FDIC for the fourth quarter of 2009 and for all of 2010, 2011, and 2012 on December 30, 2009. The Bank recorded the entire amount of its prepayment as an asset (a prepaid expense), which bears a zero-percent risk weight for risk-based capital purposes. Each quarter the Bank records an expense for its regular quarterly assessment for the quarter and a corresponding credit to the prepaid assessment until the asset is exhausted. The FDIC will not refund or collect additional prepaid assessments because of a decrease or growth in deposits; however, if the prepaid assessment is not exhausted after collection of the amount due on June 30, 2013, the remaining amount of the prepayment will be returned to the Bank.

The Dodd-Frank Act permanently increased the FDIC deposit insurance limit to $250,000 per depositor. Additionally, the Dodd-Frank Act provides temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts beginning December 31, 2010, and ending December 31, 2012. This replaced the FDIC's Transaction Account Guarantee Program, which expired on December 31, 2010.

The Bank's FDIC deposit insurance costs totaled $2.0 million in 2011. The FDIC has the power to adjust the assessment rates at any time. We cannot predict whether, as a result of the adverse change in U.S. economic conditions and, in particular, declines in the value of real estate in certain markets served by the Bank, the FDIC will in the future require increases to deposit insurance assessment levels.

Brokered Deposits
Section 29 of the FDIA and FDIC regulations generally limit the ability of an insured depository institution to accept,

renew or roll over any brokered deposit unless the institution's capital category is “well capitalized” or, with the FDIC's approval, “adequately capitalized.” These restrictions have not in the past had a material impact on the operations of the Bank. Depository institutions, other than those in the lowest risk category, that have brokered deposits in excess of 10% of total deposits will be subject to increased FDIC deposit insurance premium assessments. The FDIC has proposed to adjust this formula to conform to the deposit assessment base discussed above. Additionally, depository institutions considered “adequately capitalized” that need FDIC approval to accept, renew or roll over any brokered deposits are subject to additional restrictions on the interest rate they may pay on deposits.

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

Acquisitions and Branching
Riegle-Neal and the Dodd-Frank Act permit well capitalized and well managed bank holding companies, as determined by the FRB, to acquire banks in any state subject to certain concentration limits and other conditions. Riegle‑Neal also generally authorizes the interstate merger of banks. In addition, among other things, Riegle‑Neal and the Dodd-Frank Act permit banks to establish new branches on an interstate basis to the same extent a bank chartered by the host state may establish branches. However, as a bank holding company, we are required to obtain prior FRB approval before acquiring more than 5% of a class of voting securities, or substantially all of the assets, of a bank holding company, bank or savings association.

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

The Dodd-Frank Act amended the definition of affiliate to include an investment fund for which the depository institution or one of its affiliates is an investment adviser.  This change did not affect the Corporation's existing identification of affiliates within its corporate structure. “Covered transactions” are defined by statute for these purposes to include a loan or extension of credit to an affiliate, a purchase of or investment in securities issued by an affiliate, a purchase of assets from an affiliate unless exempted by the FRB, the acceptance of securities issued by an affiliate as collateral for a loan or extension of credit to any person or company, the issuance of a guarantee, acceptance, or letter of credit on behalf of an affiliate, securities borrowing or lending transactions with an affiliated that creates a credit exposure to such affiliate, or a derivatives transaction with an affiliate that creates a credit exposure to such affiliate.  Covered transactions are also subject to certain collateral security requirements.  Further, a bank holding company and its subsidiaries are prohibited from engaging in certain tying arrangements in connection with any extension of credit, lease or sale of property of any kind, or furnishing of any service.

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

Volcker Rule Restrictions on Proprietary Trading and Sponsorship of Hedge Funds and Private Equity Funds
The Dodd-Frank Act bars banking organizations, such as the Bancorp, from engaging in proprietary trading and from sponsoring and investing in hedge funds and private equity funds, except as permitted under certain limited circumstances, in a provision commonly referred to as the “Volcker Rule.” Under the Dodd-Frank Act, proprietary trading generally means trading by a banking entity or its affiliate for its own account. Hedge funds and private equity funds are described by the Dodd-Frank Act as funds that would be registered under the Investment Company Act but for certain enumerated exemptions. The Volcker Rule restrictions apply to the Bancorp, the Bank and all of their subsidiaries and affiliates.

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

Corporate Governance and Executive Compensation
Under the Dodd-Frank Act, the SEC has adopted rules granting shareholders a non-binding vote on executive compensation and “golden parachute” payments. Pursuant to modifications of the proxy rules under the Dodd-Frank Act, the Bancorp will be required to disclose the relationship between executive pay and financial performance, the ratio of the median pay of all employees to the pay of the chief executive officer, and employee and director hedging activities. The Dodd-Frank Act also requires that stock exchanges change their listing rules to require that each member of a listed company's compensation committee be independent and be granted the authority and funding to retain independent advisors and to prohibit the listing of any security of an issuer that does not adopt policies governing the claw back of excess executive compensation based on inaccurate financial statements. The federal regulatory agencies have proposed new regulations which prohibit incentive-based compensation arrangements that encourage executives and certain other employees to take inappropriate risks.

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

Privacy and Customer Information Security
The GLBA requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to nonaffiliated third parties. In general, the Bank must provide its customers with an annual disclosure that explains its policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required or permitted by law, the Bank is prohibited from disclosing such information except as provided in such policies and procedures. The GLBA also requires that the Bank develop, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information (as defined under GLBA), to protect against anticipated threats or hazards to the security or integrity of such information; and to protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. The Bank is also required to send a notice to customers whose “sensitive information” has been compromised if unauthorized use of this information is “reasonably possible.” Most of the states, including the states where the Bank operates, have enacted legislation concerning breaches of data security and the duties of the Bank in response to a data breach. Congress continues to consider federal legislation that would require consumer notice of data security breaches. Pursuant to the Fair and Accurate Credit Transactions Act of 2003 (the “FACT Act”), the Bank must also develop and implement a written identity theft prevention program to detect, prevent, and mitigate identity theft in connection with the opening of certain accounts or certain existing accounts. Additionally, the FACT Act amends the Fair Credit Reporting Act to generally prohibit a person from using information received from an affiliate to make a solicitation for marketing purposes to a consumer, unless the consumer is given notice and a reasonable opportunity and a reasonable and simple method to opt out of the making of such solicitations.

Anti-Money Laundering and the Bank Secrecy Act
Under the Bank Secrecy Act (“BSA”), a financial institution is required to have systems in place to detect certain transactions, based on the size and nature of the transaction. Financial institutions are generally required to report to the United States Treasury any cash transactions involving more than $10,000. In addition, financial institutions are required to file suspicious activity reports for transactions that involve more than $5,000 and which the financial institution knows, suspects or has reason to suspect involves illegal funds, is designed to evade the requirements of the BSA or has no lawful purpose. The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), which amended the BSA, is designed to deny terrorists and others the ability to obtain anonymous access to the U.S. financial system. The USA PATRIOT Act has significant implications for financial institutions and businesses of other types involved in the transfer of money. The USA PATRIOT Act, together with the implementing regulations of various federal regulatory agencies, has caused financial institutions, such as the Bank, to adopt and implement additional policies or amend existing policies and procedures with respect to, among other things, anti-money laundering compliance, suspicious activity, currency transaction reporting, customer identity verification and customer risk analysis. In evaluating an application under Section 3 of the BHCA to acquire a bank or an application under the Bank Merger Act to merge banks or effect a purchase of assets and assumption of deposits and other liabilities, the applicable federal banking regulator must consider the anti-money laundering compliance record of both the applicant and the target. In addition, under the USA PATRIOT Act financial institutions are required to take steps to monitor their correspondent banking and private banking relationships as well as, if applicable, their relationships with “shell banks.”

Office of Foreign Assets Control (“OFAC”)
The United States has imposed economic sanctions that affect transactions with designated foreign countries, nationals and others. These sanctions, which are administered by OFAC, take many different forms. Generally, however, they contain one or more of the following elements: (i) restrictions on trade with or investment in a sanctioned country, including prohibitions against direct or indirect imports from and exports to a sanctioned country and prohibitions on “U.S. persons” engaging in financial transactions relating to making investments in, or providing investment-related advice or assistance to, a sanctioned country; and (ii) a blocking of assets in which the government or specially designated nationals of the sanctioned country have an interest, by prohibiting transfers of property subject to U.S. jurisdiction (including property in the possession or control of U.S. persons). Blocked assets (for example, property and bank deposits) cannot be paid out, withdrawn, set off or transferred in any manner without a license from OFAC. Failure to comply with these sanctions could have serious legal and reputational consequences for the Washington Trust.

Consumer Protection Regulation
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

Item 1A.  Risk Factors.
Before making any investment decision with respect to our common stock, you should carefully consider the risks described below, in addition to the other information contained in this report and in our other filings with the SEC. The risks and uncertainties described below and in our other filings are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be impaired. In that event, the market price for our common stock could decline and you may lose your investment. This report is qualified in its entirety by these risk factors.

Our allowance for loan losses may not be adequate to cover actual loan losses.
We are exposed to the risk that our borrowers may default on their obligations. A borrower's default on its obligations under one or more loans may result in lost principal and interest income and increased operating expenses as a result of the allocation of management time and resources to the collection and work-out of the loan. In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, Washington Trust may have to write off the loan in whole or in part. In such situations, Washington Trust may acquire real estate or other assets, if any, that secure the loan through foreclosure or other similar available remedies, and often the amount owed under the defaulted loan exceeds the value of the assets acquired.

We periodically make a determination of an allowance for loan losses based on available information, including, but not limited to, the quality of the loan portfolio, certain economic conditions, the value of the underlying collateral and the level of nonaccrual and criticized loans. We rely on our loan quality reviews, our experience and our evaluation of economic conditions, among other factors, in determining the amount of provision required for the allowance for loan losses. Provisions to this allowance result in an expense for the period. If, as a result of general economic conditions, changes to previous assumptions, or an increase in defaulted loans, we determine that additional increases in the allowance for loan losses are necessary, we will incur additional expenses.

Determining the allowance for loan losses inherently involves a high degree of subjectivity and requires us to make significant estimates of current credit risks and future trends, all of which may undergo material changes. At any time, there are likely to be loans in our portfolio that will result in losses but that have not been identified as nonperforming or potential problem credits. We cannot be sure that we will be able to identify deteriorating credits before they become nonperforming assets or that we will be able to limit losses on those loans that are identified. We have in the past been, and in the future may be, required to increase our allowance for loan losses for any of several reasons. Federal and state regulators, in reviewing our loan portfolio as part of a regulatory examination, may request that we increase our allowance for loan losses. Changes in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans and other factors, both within and outside of our control, may require an increase in our allowance for loan losses. In addition, if charge-offs in future periods exceed our allowance for loan losses, we will need additional increases in our allowance for loan losses. Any increases in our allowance for loan losses will result in a decrease in our net income and, possibly, our capital, and could have an adverse effect on our financial condition and results of operations.

For a more detailed discussion on the allowance for loan losses, see additional information disclosed in “Management's Discussion and Analysis of Financial Condition and Results of Operations-Application of Critical Accounting Policies and Estimates.”

Interest rate volatility may reduce our profitability.
Our consolidated results of operations depend, to a large extent, on net interest income, which is the difference between interest income from interest-earning assets, such as loans and investments, and interest expense on interest-bearing liabilities, such as deposits and borrowings.  These rates are highly sensitive to many factors beyond our control, including general economic conditions, both domestic and foreign, and the monetary and fiscal policies of various governmental and regulatory authorities. Washington Trust has adopted asset and liability management policies to minimize the potential adverse effects of changes in interest rates on net interest income, primarily by altering the mix and maturity of loans, investments funding sources, and derivatives. However, even with these policies in place, a change in interest rates can impact our results of operations or financial condition.

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

For additional discussion on interest rate risk, see "Management's Discussion and Analysis of Financial Condition and Results of Operations - “Asset / Liability Management and Interest Rate Risk.”

Our loan portfolio includes commercial loans, which are generally riskier than other types of loans.
At December 31, 2011, commercial loans represented 52% of our loan portfolio. Commercial loans generally carry larger loan balances and involve a higher risk of nonpayment or late payment than residential mortgage loans. These loans may lack standardized terms and may include a balloon payment feature. The ability of a borrower to make or refinance a balloon payment may be affected by a number of factors, including the financial condition of the borrower, prevailing economic conditions and prevailing interest rates. Repayment of these loans is generally more dependent on the economy and the successful operation of a business. Because of the risks associated with commercial loans, we may experience higher rates of default than if the portfolio were more heavily weighted toward residential mortgage loans. Higher rates of default could have an adverse effect on our financial condition and results of operations.

Environmental liability associated with our lending activities could result in losses.
In the course of business, we may acquire, through foreclosure, properties securing loans we have originated that are in default. While we believe that our credit granting process incorporates appropriate procedures for the assessment of environmental contamination risk, there is a risk that hazardous substances could be discovered on these properties, particularly in commercial real estate lending. In this event, we might be required to remove these substances from the affected properties at our sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. We may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on our financial condition and results of operations.

Our wealth management business is highly regulated, and the regulators have the ability to limit or restrict our activities and impose fines or suspensions on the conduct of our business.
We offer wealth management services through the Bank and its subsidiary, Weston Financial, a registered investment adviser under the Investment Advisers Act of 1940. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations. We are also subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans. In addition, applicable law provides that all investment contracts with mutual fund clients may be terminated by the clients, without penalty, upon no more than 60 days notice. Investment contracts with institutional and other clients are typically terminable by the client, also without penalty, upon 30 days notice. Changes in these laws or regulations could have a material adverse impact on our profitability and mode of operations.

The market value of wealth management assets under administration may be negatively affected by changes in economic and market conditions.
Revenues from wealth management services represented 21% of our total revenues for 2011.  A substantial portion of these fees are dependent on the market value of wealth management assets under administration, which are primarily marketable securities.  Changes in domestic and foreign economic conditions, volatility in financial markets, and general trends in business and finance, all of which are beyond our control, could adversely impact the market value of these assets and the fee revenues derived from the management of these assets.

We may not be able to attract and retain wealth management clients at current levels.
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

We are subject to liquidity risk.
Liquidity is the ability to meet cash flow needs on a timely basis at a reasonable cost. Our liquidity is used principally to originate or purchase loans, to repay deposit liabilities and other liabilities when they come due, and to fund operating costs. Customer demand for non-maturity deposits can be difficult to predict. Changes in market interest rates, increased competition within our markets, and other factors may make deposit gathering more difficult. Disruptions in the capital markets or interest rate changes may make the terms of wholesale funding sources - which include FHLBB advances, brokered certificates of deposit, federal funds purchased and securities sold under repurchase agreements - less favorable and may make it difficult to sell securities when needed to provide additional liquidity. As a result, there is a risk that the cost of funding will increase or that we will not have sufficient funds to meet our obligations when they come due.

We have credit and market risk inherent in our securities portfolio.
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

If we are required to write-down goodwill recorded in connection with our acquisitions, our profitability would be negatively impacted.
Applicable accounting standards require us to use the purchase method of accounting for all business combinations.  Under purchase accounting, if the purchase price of an acquired company exceeds the fair value of the company’s net assets, the excess is carried on the acquirer’s balance sheet as goodwill.  At December 31, 2011, we had $58.1 million of goodwill on our balance sheet.  Goodwill must be evaluated for impairment at least annually.  Write-downs of the amount of any impairment, if necessary, are to be charged to the results of operations in the period in which the impairment occurs.  There can be no assurance that future evaluations of goodwill will not result in findings of impairment and related write-downs, which would have an adverse effect on our financial condition and results of operations.

We may not be able to compete effectively against larger financial institutions in our increasingly competitive industry.
We compete with larger bank and non-bank financial institutions for loans and deposits in the communities we serve, and we may face even greater competition in the future due to legislative, regulatory and technological changes and continued consolidation.  Many of our competitors have significantly greater resources and lending limits than we have.  Banks and other financial services firms can merge under the umbrella of a financial holding company, which can offer virtually any type of financial service.  In addition, technology has lowered barriers to entry and made it possible for non-banks to offer products and services traditionally provided by banks, such as automated transfer and automatic payment systems.  Many competitors have fewer regulatory constraints and may have lower cost structures than we do.  Additionally, due to their size, many competitors may be able to achieve economies of scale and, as a result, may offer a broader range of products and services as well as better pricing for those products and services than we can.  Our long-term success depends on the ability of the Washington Trust to compete successfully with other financial institutions in the Washington Trust’s service areas.

We may be unable to attract and retain key personnel.
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

Damage to our reputation could significantly harm our business, including our competitive position and business prospects.
Our ability to attract and retain customers and employees could be adversely affected if our reputation is damaged. Our actual or perceived failure to address various issues could give rise to reputational risk that could cause harm to us and our business prospects. These issues also include, but are not limited to, legal and regulatory requirements; properly maintaining customer and employee personal information; record keeping; money-laundering; sales and trading practices; ethical issues; appropriately addressing potential conflicts of interest; and the proper identification of the legal, reputational, credit, liquidity and market risks inherent in our products. Failure to appropriately address any of these issues could also give rise to additional regulatory restrictions and legal risks, which could, among other consequences, increase the size and number of litigation claims and damages asserted or subject us to enforcement actions, fines and penalties and cause us to incur related costs and expenses.

Difficult market conditions and economic trends in the real estate market have adversely affected our industry and our business.
We are particularly affected by downturns in the U.S. real estate market. Declines in the real estate market over the past several years, with decreasing property values and increasing delinquencies and foreclosures, may have a negative impact on the credit performance of commercial and construction, mortgage, and consumer loan portfolios resulting in significant write-downs of assets by many financial institutions as the values of real estate collateral supporting many loans have declined significantly. In addition, general downward economic trends and continued high levels of unemployment, among other factors, have led to erosion of customer confidence, a reduction in general business activity and increased market volatility. The resulting economic pressure on consumers and businesses and the lack of confidence in the financial markets have adversely affected our business, financial condition, results of operations and stock price. A worsening of these economic conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the industry. Our ability to properly assess the creditworthiness of customers and to estimate the losses inherent in our credit exposure is made more complex by these difficult market and economic conditions. Accordingly, if these market conditions and trends continue, we may experience increases in foreclosures, delinquencies, write-offs and customer bankruptcies, as well as more restricted access to funds.

Deterioration in the southern New England economy could adversely affect our financial condition and results of operations.
Washington Trust primarily serves individuals and businesses located in southern New England. As a result, a significant portion of our earnings are closely tied to the economy of that region. Deterioration in Washington Trust's market could result in the following consequences:

•	loan delinquencies may increase;

•	problem assets and foreclosures may increase;

•	demand for our products and services may decline;

•	collateral for our loans may decline in value, in turn reducing a customer's borrowing power and reducing the value of collateral securing a loan; and

•	the net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us.

We operate in a highly regulated industry, and laws and regulations, or changes in them, could limit or restrict our activities and could have an adverse impact in our operations.
We are subject to regulation and supervision by the FRB, and the Bank is subject to regulation and supervision by the Rhode Island Division of Banking and the FDIC, as the insurer of the Bank's deposits. The FDIC and the Rhode Island Division of Banking have the power to issue cease and desist orders to prevent or remedy unsafe or unsound practices or violations of law by banks subject to their regulation, and the FRB possesses similar powers with respect to bank holding companies.

The Dodd-Frank Act comprehensively reformed the regulation of financial institutions, products and services. Because many aspects of the Dodd-Frank Act are subject to rulemaking and will take effect over several years, it is difficult to forecast the impact that such rulemaking will have on us, our customers or the financial industry. Certain provisions of the Dodd-Frank Act that affect deposit insurance assessments, the payment of interest on demand deposits and interchange fees could increase the costs associated with the Bank's deposit-generating activities, as well as place limitations on the revenues that those deposits may generate. For example, while the FRB has proposed rules pursuant to the Dodd-Frank Act governing debit card interchange fees that apply to institutions with greater than $10 billion in assets, market forces may effectively require all banks to adopt debit card interchange fee structures that comply with these rules.

Among other things, the Dodd-Frank Act established the Consumer Financial Protection Bureau, or the “CFPB,” as an independent bureau of the FRB. The CFPB has the authority to prescribe rules for all depository institutions governing the provision of consumer financial products and services, which may result in rules and regulations that reduce the profitability of such products and services or impose greater costs on us and our subsidiaries. The Bank will continue to be examined by the FDIC for compliance with such rules. The Dodd-Frank Act established new minimum mortgage underwriting standards for residential mortgages and the regulatory agencies have focused on the examination and supervision of mortgage lending and servicing activities. Over the past year there has been a heightened regulatory scrutiny of consumer fees, which may result in new disclosure requirements or regulations regarding the fees that the Bank may charge for products and services.

Regulators may raise capital requirements above current levels in connection with the implementation of Basel III, the Dodd-Frank Act or otherwise, which may require us and our banking subsidiary to hold additional capital that could limit the manner in which we and the Bank conduct our business and obtain financing. Furthermore, the imposition of liquidity requirements in connection with the implementation of Basel III in the United States, or otherwise, could result in us and the Bank having to lengthen the term of our funding, restructure our business models, and/or increase our holdings of liquid assets. If the federal banking agencies implement a capital conservation buffer and/or a countercyclical capital buffer, as proposed in Basel III, a failure by us or the Bank to satisfy the applicable buffer's requirements would limit our ability to make distributions, including paying out dividends or buying back shares.

The FDIC's restoration plan and the related increased assessment rate could adversely affect our financial condition and results of operations.
The FDIC insures deposits at FDIC-insured depository institutions, such as Washington Trust, up to applicable limits. As a result of recent economic conditions and the enactment of the Dodd-Frank Act, the FDIC has increased the assessment of deposit insurance premiums on the banking industry. If deposit insurance premiums are insufficient for the deposit insurance fund of the FDIC to meet its funding requirements, there may need to be further special assessments or increases in deposit insurance premiums. We are generally unable to control the amount of premiums that we are required to pay for FDIC insurance. If there are additional bank or financial institution failures, we may be required to pay even higher FDIC premiums than the current levels. Any future additional assessments, increases or required prepayments in FDIC insurance premiums may materially adversely affect results of operations, including by reducing our profitability or limiting our ability to pursue certain business opportunities.

Changes in accounting standards can materially impact our financial statements.
Our accounting policies and methods are fundamental to how we record and report our financial condition and results of operations. From time to time, the Financial Accounting Standards Board or regulatory authorities change the financial accounting and reporting standards that govern the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements.

We are a holding company and depend on The Washington Trust Company for dividends, distributions and other payments.
We are a separate and distinct legal entity from The Washington Trust Company and depend on dividends, distributions and other payments from the Bank to fund dividend payments on our common stock. The Bank is subject to laws that authorize regulatory bodies to block or reduce the payment of cash dividends or other distributions from it to us. Regulatory action of that kind could impede access to funds we need to make payments on our dividend payments. Additionally, if the Bank's earnings are not sufficient to make dividend payments to us while maintaining adequate capital levels, we may not be able to make dividend payments to our common shareholders.

Holders of our common stock are entitled to receive dividends only when, as and if declared by our board of directors. Although we have historically declared cash dividends on our common stock, we are not required to do so and our Board of Directors may reduce or eliminate our common stock dividend in the future. Further, the FRB has issued guidelines for evaluating proposals by large bank holding companies to increase dividends or repurchase or redeem shares, which includes a requirement for such firms to develop a capital distribution plan. The FRB has indicated that it is considering expanding these requirements to cover all bank holding companies, which may in the future restrict our ability to pay dividends. A reduction or elimination of dividends could adversely affect the market price of our common stock.

We are subject to operational risk that could adversely affect our business.
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

Our common stock is not insured by any governmental entity.
Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity.

Our stock price can be volatile.
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
As a bank, we are required by regulatory authorities to maintain adequate levels of capital to support our operations. We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs.  Our ability to raise additional capital, if needed, will depend on, among other things, conditions in the capital markets at that time, which are outside of our control, and our financial performance.  We cannot assure you that such capital will be available to us on acceptable terms or at all.  Our inability to raise sufficient additional capital on acceptable terms when needed could subject us to certain activity restrictions or to a variety of enforcement remedies available to the regulatory authorities, including limitations on our ability to pay dividends or pursue acquisitions, the issuance by regulatory authorities of a capital directive to increase capital and the termination of deposit insurance by the FDIC.

Certain provisions of our articles of incorporation may have an anti-takeover effect.
Provisions of our articles of incorporation and regulations and federal banking laws, including regulatory approval requirements, could make it more difficult for a third party to acquire us, even if doing so would be perceived to be beneficial to our shareholders. The combination of these provisions may inhibit a non-negotiated merger or other business combination, which, in turn, could adversely affect the market price of our common stock.

ITEM 1B.  Unresolved Staff Comments.
None.

GUIDE 3 Statistical Disclosures
The information required by Securities Act Guide 3 “Statistical Disclosure by Bank Holding Companies” is located on the pages noted below.

Description		Page
I.	Distribution of Assets, Liabilities and Stockholder Equity; Interest Rates and Interest Differentials	37-38
II.	Investment Portfolio	44-47, 89
III.	Loan Portfolio	48-56, 90
IV.	Summary of Loan Loss Experience	56-59, 100
V.	Deposits	37, 105
VI.	Return on Equity and Assets	26
VII.	Short-Term Borrowings	107

ITEM 2.  Properties.
Washington Trust is headquartered at 23 Broad Street, Westerly, Rhode Island. As of December 31, 2011, the Bank has ten branch offices located in southern Rhode Island (Washington County), six branch offices located in the greater Providence area in Rhode Island and two branch offices located in southeastern Connecticut. In addition, Washington Trust has a commercial lending office located in the financial district of Providence, Rhode Island, and three residential mortgage lending offices located in Sharon and Burlington, Massachusetts and Glastonbury, Connecticut.  Washington Trust also provides wealth management services from its offices located in Westerly, Narragansett and Providence, Rhode Island and Wellesley, Massachusetts.  Washington Trust has two operations facilities and an additional corporate office located in Westerly, Rhode Island.

At December 31, 2011, ten of the Corporation’s facilities were owned, seventeen were leased and one branch office was owned on leased land.  Lease expiration dates range from four months to twenty-four years with renewal options on certain leases of two to twenty-five years.  All of the Corporation’s properties are considered to be in good condition and adequate for the purpose for which they are used.

In addition to the locations mentioned above, the Bank has two owned offsite-ATMs in leased spaces.  The terms of one of these leases are negotiated annually.  The lease term for the second offsite-ATM expires in eight months and is currently under negotiation for renewal.

The Bank also operates ATMs that are branded with the Bank’s logo under contracts with a third party vendor located in retail stores and other locations primarily in Rhode Island, and to a lesser extent in southeastern Connecticut and southeastern Massachusetts.

For additional information regarding premises and equipment and lease obligations see Notes 7 and 19 to the Consolidated Financial Statements.

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

ITEM 4.  Mine Safety Disclosures.
Not applicable.

PART II

ITEM 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Bancorp’s common stock trades on the NASDAQ Global Select® Market under the symbol WASH.

The quarterly common stock price ranges and dividends paid per share for the years ended December 31, 2011 and 2010 are presented in the following table.  The stock prices are based on the high and low sales prices during the respective quarter.

2011	Quarters	1	2	3	4
Stock prices:
High		$24.96	$24.00	$23.65	$24.72
Low		19.83	21.50	18.67	18.62

Cash dividend declared per share		$0.22	$0.22	$0.22	$0.22

2010	Quarters	1	2	3	4
Stock prices:
High		$20.09	$20.44	$20.48	$22.71
Low		14.50	16.84	16.70	18.53

Cash dividend declared per share		$0.21	$0.21	$0.21	$0.21

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

At February 24, 2012 there were 1,883 holders of record of the Bancorp’s common stock.

See additional disclosures on Equity Compensation Plan Information in Part III, Item 12 “Security Ownership of Certain Beneficial Owners and Management.”

The Bancorp did not repurchase any shares during the fourth quarter of 2011.

Stock Performance Graph
Set forth below is a line graph comparing the cumulative total shareholder return on the Corporation's common stock against the cumulative total return of the NASDAQ Bank Stocks index and the NASDAQ Stock Market (U.S.) for the five years ended December 31.  The historical information set forth below is not necessarily indicative of future performance.

The results presented assume that the value of the Corporation's common stock and each index was $100.00 on December 31, 2006.  The total return assumes reinvestment of dividends.

Washington Trust Bancorp, Inc. – Total Return Performance

$125
$100
$75
$50
$25
12/31/06
12/31/07
12/31/08
12/31/09
12/31/10
12/31/11
Washington Trust Bancorp, Inc.
NASDAQ Bank Stocks
NASDAQ Stock Market (U.S.)

For the period ending December 31,	2006	2007	2008	2009	2010	2011
Washington Trust Bancorp, Inc.	$100.00	$93.25	$75.69	$62.68	$91.87	$104.19
NASDAQ Bank Stocks	$100.00	$80.09	$62.84	$52.60	$60.04	$53.74
NASDAQ Stock Market (U.S.)	$100.00	$110.66	$66.42	$96.54	$114.06	$113.16

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

Selected Financial Data	(Dollars in thousands, except per share amounts)
At or for the years ended December 31,	2011	2010	2009	2008	2007
Financial Results:
Interest income	$121,346	$123,254	$129,630	$140,662	$136,434
Interest expense	36,391	46,063	63,738	75,149	76,490
Net interest income	84,955	77,191	65,892	65,513	59,944
Provision for loan losses	4,700	6,000	8,500	4,800	1,900
Net interest income after provision for loan losses	80,255	71,191	57,392	60,713	58,044
Noninterest income:
Net realized gains on sales of securities	698	729	314	2,224	455
Net other-than-temporary impairment losses on securities	(191)	(417)	(3,137)	(5,937)	—
Other noninterest income	52,257	48,161	45,476	44,550	45,294
Total noninterest income	52,764	48,473	42,653	40,837	45,749
Noninterest expense	90,373	85,311	77,603	72,059	69,146
Income before income taxes	42,646	34,353	22,442	29,491	34,647
Income tax expense	12,922	10,302	6,346	7,319	10,847
Net income	$29,724	$24,051	$16,096	$22,172	$23,800
Per share information ($):
Earnings per share:
Basic	1.82	1.49	1.01	1.59	1.78
Diluted	1.82	1.49	1.00	1.57	1.75
Cash dividends declared (1)	0.88	0.84	0.84	0.83	0.80
Book value	17.27	16.63	15.89	14.75	13.97
Market value - closing stock price	23.86	21.88	15.58	19.75	25.23
Performance Ratios (%):
Return on average assets	1.02	0.82	0.55	0.82	0.99
Return on average shareholders’ equity	10.61	9.09	6.56	11.12	13.48
Average equity to average total assets	9.57	9.08	8.40	7.35	7.33
Dividend payout ratio (2)	48.35	56.38	84.00	52.87	45.71
Asset Quality Ratios (%):
Total past due loans to total loans	1.22	1.27	1.64	0.96	0.45
Nonperforming loans to total loans	0.99	0.93	1.43	0.42	0.27
Nonperforming assets to total assets	0.81	0.79	1.06	0.30	0.17
Allowance for loan losses to nonaccrual loans	140.33	154.42	99.75	305.07	471.12
Allowance for loan losses to total loans	1.39	1.43	1.43	1.29	1.29
Net charge-offs to average loans	0.17	0.24	0.25	0.08	0.03
Capital Ratios (%):
Tier 1 leverage capital ratio	8.70	8.25	7.82	7.53	6.09
Tier 1 risk-based capital ratio	11.61	11.53	11.14	11.29	9.10
Total risk-based capital ratio	12.86	12.79	12.40	12.54	10.39
____________

(1)	Represents historical per share dividends declared by the Bancorp.

(2)	Represents the ratio of historical per share dividends declared by the Bancorp to diluted earnings per share.

Selected Financial Data	(Dollars in thousands)
December 31,	2011	2010	2009	2008	2007
Assets:
Cash and cash equivalents	$87,020	$92,736	$57,260	$58,190	$41,112
Total securities	593,392	594,100	691,484	866,219	751,778
FHLBB stock	42,008	42,008	42,008	42,008	31,725
Loans:
Commercial and other	1,124,628	1,027,065	984,550	880,313	680,266
Residential real estate	700,414	645,020	605,575	642,052	599,671
Consumer	322,117	323,553	329,543	316,789	293,715
Total loans	2,147,159	1,995,638	1,919,668	1,839,154	1,573,652
Less allowance for loan losses	29,802	28,583	27,400	23,725	20,277
Net loans	2,117,357	1,967,055	1,892,268	1,815,429	1,553,375
Investment in bank-owned life insurance	53,783	51,844	44,957	43,163	41,363
Goodwill and other intangibles	65,015	65,966	67,057	68,266	61,912
Other assets	105,523	95,816	89,439	72,191	58,675
Total assets	$3,064,098	$2,909,525	$2,884,473	$2,965,466	$2,539,940
Liabilities:
Deposits:
Demand deposits	$339,809	$228,437	$194,046	$172,771	$175,542
NOW accounts	257,031	241,974	202,367	171,306	164,944
Money market accounts	406,777	396,455	403,333	305,879	321,600
Savings accounts	243,904	220,888	191,580	173,485	176,278
Time deposits	878,794	948,576	931,684	967,427	807,841
Total deposits	2,126,315	2,036,330	1,923,010	1,790,868	1,646,205
FHLBB advances	540,450	498,722	607,328	829,626	616,417
Junior subordinated debentures	32,991	32,991	32,991	32,991	22,681
Other borrowings	19,758	23,359	21,501	26,743	32,560
Other liabilities	63,233	49,259	44,697	50,127	35,564
Shareholders' equity	281,351	268,864	254,946	235,111	186,513
Total liabilities and shareholders’ equity	$3,064,098	$2,909,525	$2,884,473	$2,965,466	$2,539,940

Asset Quality:
Nonaccrual loans	$21,237	$18,510	$27,470	$7,777	$4,304
Nonaccrual investment securities	887	806	1,065	633	—
Property acquired through foreclosure or repossession	2,647	3,644	1,974	392	—
Total nonperforming assets	$24,771	$22,960	$30,509	$8,802	$4,304

Wealth Management Assets:
Market value of assets under administration	$3,900,061	$3,967,207	$3,735,646	$3,097,729	$3,636,831

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2011	Q1	Q2	Q3	Q4	Year
	Interest income	$29,892	$30,413	$30,534	$30,507	$121,346
	Interest expense	9,565	9,349	8,985	8,492	36,391
	Net interest income	20,327	21,064	21,549	22,015	84,955
	Provision for loan losses	1,500	1,200	1,000	1,000	4,700
	Net interest income after provision for loan losses	18,827	19,864	20,549	21,015	80,255
	Noninterest income:
	Net realized gains on sales of securities	(29)	226	—	501	698
	Net other-than-temporary impairment losses on securities	(33)	—	(158)	—	(191)
	Other noninterest income	11,759	13,059	13,114	14,325	52,257
	Total noninterest income	11,697	13,285	12,956	14,826	52,764
	Noninterest expense	20,740	22,264	22,595	24,774	90,373
	Income before income taxes	9,784	10,885	10,910	11,067	42,646
	Income tax expense	2,984	3,320	3,328	3,290	12,922
	Net income	$6,800	$7,565	$7,582	$7,777	$29,724

	Weighted average common shares outstanding - basic	16,197.2	16,251.6	16,277.8	16,288.1	16,254.0
	Weighted average common shares outstanding - diluted	16,229.8	16,284.3	16,293.7	16,326.5	16,283.9
Per share information:	Basic earnings per common share	$0.42	$0.46	$0.46	$0.48	$1.82
	Diluted earnings per common share	$0.42	$0.46	$0.46	$0.47	$1.82
	Cash dividends declared per share	$0.22	$0.22	$0.22	$0.22	$0.88

	Selected Quarterly Financial Data	(Dollars and shares in thousands, except per share amounts)
	2010	Q1	Q2	Q3	Q4	Year
	Interest income	$30,864	$30,854	$31,152	$30,384	$123,254
	Interest expense	12,860	12,021	11,051	10,131	46,063
	Net interest income	18,004	18,833	20,101	20,253	77,191
	Provision for loan losses	1,500	1,500	1,500	1,500	6,000
	Net interest income after provision for loan losses	16,504	17,333	18,601	18,753	71,191
	Noninterest income:
	Net realized gains on sales of securities	—	—	737	(8)	729
	Net other-than-temporary impairment losses on securities	(63)	(354)	—	—	(417)
	Other noninterest income	10,530	11,513	12,702	13,416	48,161
	Total noninterest income	10,467	11,159	13,439	13,408	48,473
	Noninterest expense	19,677	20,983	22,855	21,796	85,311
	Income before income taxes	7,294	7,509	9,185	10,365	34,353
	Income tax expense	2,122	2,211	2,815	3,154	10,302
	Net income	$5,172	$5,298	$6,370	$7,211	$24,051

	Weighted average common shares outstanding - basic	16,057.7	16,104.6	16,131.4	16,160.6	16,113.9
	Weighted average common shares outstanding - diluted	16,063.9	16,111.3	16,136.3	16,182.7	16,122.5
Per share information:	Basic earnings per common share	$0.32	$0.33	$0.39	$0.44	$1.49
	Diluted earnings per common share	$0.32	$0.33	$0.39	$0.44	$1.49
	Cash dividends declared per share	$0.21	$0.21	$0.21	$0.21	$0.84

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

Critical Accounting Policies and Estimates
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

Individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using an internal rating system and the application of loss allocation factors.  The loan rating system is described under the caption “Credit Quality Indicators” in Note 5 to the Consolidated Financial Statements.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  We periodically reassess and revise the loss allocation factors used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.  We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in the commercial loans and commercial mortgage loan portfolios as of the balance sheet date.  We adjust loss allocations for various factors including trends in real estate values, trends in rental rates on commercial real estate, consideration of general economic conditions, and our assessments of credit risk associated with certain industries and an ongoing trend toward larger credit relationships.

Portfolios of more homogeneous populations of loans, including the various categories of residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product.  We analyze historical loss experience over periods deemed to be relevant to the inherent risk of loss in residential mortgage and consumer loan portfolios as of the balance sheet date.  We periodically update these analyses and adjust the loss allocations for various factors that we believe are not adequately presented in historical loss experience including trends in real estate values, changes in unemployment levels and increases in delinquency levels.  These factors are also evaluated taking into account the geographic location of the underlying loans.

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

Because the methodology is based upon historical loss experience and trends, current economic data as well as management's judgment, factors may arise that result in different estimations.  Significant factors that could give rise to changes in these estimates may include, but are not limited to, changes in economic conditions in our market area, concentration of risk, and declines in local property values.  In addition, various regulatory agencies periodically review the allowance for loans losses.  Such agencies may require additions to the allowance based on their judgments about information available to them at the time of their examination.  Adversely different conditions or assumptions could lead to increases in the allowance.  As of December 31, 2011, management believes that the allowance is adequate and consistent with asset quality and delinquency indicators.

The Corporation’s Audit Committee of the Board of Directors is responsible for oversight of the loan review process.  This process includes review of the Bank’s procedures for determining the adequacy of the allowance for loan losses, administration of its internal credit rating systems and the reporting and monitoring of credit granting standards.

Review of Goodwill and Identifiable Intangible Assets for Impairment
Goodwill is recorded as part of the Corporation’s acquisitions of businesses where the purchase price exceeds the fair market value of the net tangible and identifiable intangible assets.  Goodwill is not amortized, but rather is subject to ongoing periodic impairment tests at least annually or more frequently upon the occurrence of significant adverse events.  See Part I, Item 1A, “Risk Factors” for additional information.  Goodwill was reviewed in 2011 by performing a discounted cash flow analysis (“income approach”) and by estimates of selected market information (“market approach”) for both the commercial banking and the wealth management segments of the Corporation.  The values determined using the income approach and the market approach were weighted equally for each segment.  The results of the 2011 review indicated that the fair value significantly exceeded the carrying value for both segments.

For acquisitions accounted for using the purchase method of accounting, assets acquired and liabilities assumed are required to be recorded at their fair value.  Intangible assets acquired are primarily comprised of wealth management advisory contracts.  The value of this intangible asset was estimated using valuation techniques, based on discounted cash flow analysis.  This intangible asset is being amortized over the period the asset is expected to contribute to the cash flows of the Corporation, which reflect the expected pattern of benefit.  This intangible asset is subject to an impairment test in accordance with GAAP.  The carrying value of the wealth management advisory contracts is reviewed for impairment on an annual basis, or sooner, whenever events or changes in circumstances indicate that their carrying amount may not be fully recoverable.  Wealth management assets under administration are analyzed to determine if there has been a reduction since acquisition that could indicate possible impairment of the advisory contracts.  Impairment would be recognized if the carrying value exceeded the sum of the undiscounted expected future cash flows from the intangible assets.  Impairment would result in a write-down to the estimated fair value based on the anticipated discounted future cash flows.  The remaining useful life of an intangible asset that is being amortized is also evaluated each reporting period to determine whether events and circumstances warrant a revision to the remaining period of amortization.

The Corporation makes certain estimates and assumptions that affect the determination of the expected future cash flows from the advisory contracts.  These estimates and assumptions include account attrition, market appreciation for wealth management assets under administration and anticipated fee rates, projected costs and other factors.  Significant changes in these estimates and assumptions could cause a different valuation for the intangible assets.  Changes in the original assumptions could change the amount of the intangible recognized and the resulting amortization.  Subsequent changes in assumptions could result in recognition of impairment of the intangible assets.

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

Valuation of Investment Securities for Impairment
Securities that the Corporation has the ability and intent to hold until maturity are classified as held-to-maturity and are accounted for using historical cost, adjusted for amortization of premium and accretion of discount. Securities available for sale are carried at fair value, with any unrealized gains and losses, net of taxes, reported as accumulated other comprehensive income or loss in shareholders’ equity.  The fair values of securities are based on either quoted market prices, third party pricing services or third party valuation specialists. When the fair value of an investment security is less than its amortized cost basis, the Corporation assesses whether the decline in value is other-than-temporary.  The Corporation considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.  Evidence considered in this assessment includes the reasons for impairment, the severity and duration of the impairment, changes in the value subsequent to the reporting date, forecasted performance of the issuer, changes in the dividend or interest payment practices of the issuer, changes in the credit rating of the issuer or the specific security, and the general market condition in the geographic area or industry the issuer operates in.

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

Overview
Washington Trust offers a comprehensive product line of financial services to individuals and businesses including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut, ATMs, and its Internet website (www.washtrust.com).

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

Our financial results are affected by interest rate volatility, changes in economic and market conditions, competitive conditions within our market area and changes in legislation, regulation and/or accounting principles.  While the economic climate has been improving in recent quarters, uncertainty surrounding future economic growth, consumer confidence, credit availability and corporate earnings remains.  Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.

During 2011, Washington Trust expanded with the opening of two mortgage lending offices and a new full-service branch. We believe that the Corporation's financial strength and stability, capital resources and reputation as the largest independent bank headquartered in Rhode Island, were key factors in the expansion of our retail and mortgage banking businesses and in delivering solid results in 2011. Going forward, we will leverage our strong, statewide brand to build market share in Rhode Island whenever possible and bring select business lines to new markets with high-growth potential while remaining steadfast in our commitment to provide superior service. We opened a mortgage lending office in Warwick, Rhode Island in February 2012 and plan to open a full-service branch in Cranston, Rhode Island later in 2012.

Opportunities and Risks
A significant portion of the Corporation’s commercial banking and wealth management business is conducted in the Rhode Island and greater southern New England area.  Management recognizes that substantial competition exists in this marketplace and views this as a key business risk.  A substantial portion of the banking industry market share in this region is held by much larger financial institutions with greater resources and larger delivery systems than the Bank.  Market competition also includes the expanded commercial banking presence of credit unions and savings banks.  While these competitive forces will continue to present risk, we have been successful in growing our commercial banking base and wealth management business. Management believes that the breadth of our product line, our size and the continued flight of depositors and borrowers to community banks provide opportunities to compete effectively in our marketplace.

Significant challenges also exist with respect to credit risk, interest rate risk, the condition of the financial markets and related impact on wealth management assets and operational risk.

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

Wealth management service revenues, which represented approximately 21% of total revenues in 2011, are substantially dependent on the market value of wealth management assets under administration.  These values may be negatively affected by changes in economic conditions and volatility in the financial markets.

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

Composition of Earnings
Comparison of 2011 with 2010
Net income for the year ended December 31, 2011 amounted to $29.7 million, or $1.82 per diluted share, compared to $24.1 million, or $1.49 per diluted share, reported for 2010.  On a diluted earnings per share basis, 2011 earnings were up by 22% over 2010. The returns on average equity and average assets for 2011 were 10.61% and 1.02%, respectively, compared to 9.09% and 0.82%, respectively, for 2010.

Contributing to the growth in 2011 earnings were increased net interest income, higher wealth management revenues, strong mortgage banking results and a lower loan loss provision, offset, in part, by increases in noninterest expenses and income tax expense. Also included in 2011 results was a gain on sale of bank property of $203 thousand ($141 thousand after tax; 1 cent per diluted share) recognized in the second quarter of 2011. Balance sheet management transactions consisting of sales of mortgage-backed securities and subsequent prepayment of FHLBB advances were conducted in the second and fourth quarters of 2011 and the third quarter of 2010. See the discussion under the caption “Noninterest Expense” below.

Net interest income increased by $7.8 million, or 10%, reflecting improvement in the net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earning assets). The net interest margin was 3.20% for 2011, an increase of 27 basis points from 2010. This result was driven largely by a continued reduction in funding costs, as indicated by a 37 basis point decline in the cost of interest-bearing liabilities from 2010.

The loan loss provision charged to earnings for 2011 amounted to $4.7 million, a decrease of $1.3 million compared to 2010. In 2011, net charge-offs amounted to $3.5 million, or 0.17% of average total loans, down from $4.8 million, or 0.24% of average total loans, in 2010. Management believes that the level of the provision for loan losses has been consistent with the trend in asset quality and credit quality indicators.

Revenue from wealth management services, our largest source of noninterest income, increased by $1.9 million, or 7%, over 2010. Wealth management revenues are largely dependent on the value of the assets under administration. For the year 2011, the average balance of wealth management assets under administration was 7% higher than 2010, which contributed to the increase in revenues.

Mortgage banking revenues (net gains on loan sales and commissions on loans originated for others) totaled $5.1 million in 2011, up by $1.0 million, or 25%, from 2010 reflecting strong mortgage refinancing and sales activity fueled by the low interest rate environment and the recent expansion of our mortgage banking business.

Total noninterest expenses for 2011 increased by $5.1 million, or 6%, over 2010, largely due to increases in salaries and employee benefits costs, offset, in part, by a decline in FDIC deposit insurance costs. Included in noninterest expenses in 2011 and 2010 were debt prepayment penalties of $694 thousand and $752 thousand, respectively. See additional discussion regarding balance sheet management transactions under the caption “Noninterest Expense” below.

Income tax expense amounted to $12.9 million for 2011, up by $2.6 million from 2010. The effective tax rate for 2011 was 30.3%, compared to 30.0% for 2010.

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

Net interest income increased by $11.3 million, or 17%, in 2010, which reflected improvement in the net interest margin (fully taxable equivalent net interest income as a percentage of average interest-earning assets.) The net interest margin increased by 45 basis points in 2010, due in large part to lower funding costs.  The cost of interest-bearing liabilities for 2010 declined by 68 basis points from 2009.

The loan loss provision charged to earnings in 2010 was $6.0 million, down from $8.5 million from 2009.  In 2010, net charge-offs totaled $4.8 million, or 0.24% of average total loans, compared to $4.8 million, or 0.25% of average total loans, in 2009.  Management believes that the change in the provision for loan losses has been consistent with the trend in asset quality and delinquency indicators.  2009 was a period of worsening asset quality, as indicated by increases in delinquencies and nonaccrual loans.  In 2010, the pace of loans becoming delinquent or classified as nonaccrual slowed somewhat and total delinquencies and nonaccrual loans declined.

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

Results of Operations
Segment Reporting
Washington Trust manages its operations through two business segments, Commercial Banking and Wealth Management Services.  Activity not related to the segments, such as the investment securities portfolio, wholesale funding activities and administrative units are considered Corporate.  The Corporate unit also includes the residual impact of methodology allocations such as funds transfer pricing offsets. Methodologies used to allocate income and expenses to business lines are periodically reviewed and revised. The Corporate unit's net interest income increased in 2011 as funding costs declined more than asset yields, reflecting the asset sensitive position of Washington Trust's balance sheet. See Note 17 to the Consolidated Financial Statements for additional disclosure related to business segments.

Comparison of 2011 with 2010
The Commercial Banking segment reported net income of $23.4 million in 2011, up by $1.0 million, or 5%, from 2010.  Commercial Banking net interest income amounted to $76.0 million in 2011, up by 3% over 2010 amounts, reflecting continued improvement in the net interest margin.  Noninterest income derived from the Commercial Banking segment totaled $22.0 million in 2011, up by $2.2 million, or 11%, from 2010, largely due to higher mortgage banking revenues and merchant processing fees.  Commercial Banking noninterest expenses amounted to $62.8 million for 2011, up by $3.4 million, or 6% , from 2010.  This increase was largely due to increases in salaries and benefits and merchant processing costs, partially offset by decreases in the provision for loan losses and FDIC insurance expenses.

The Wealth Management Services segment reported net income of $5.0 million in 2011, an increase of $1.1 million, or 30%, from 2010.  Noninterest income derived from the Wealth Management Services segment was $28.3 million in 2011, up by $1.9 million, or 7%, from 2010.  Noninterest expenses for the Wealth Management Services segment totaled $20.4 million in 2011, up by $159 thousand, or 1%, from 2010.

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

The Wealth Management Services segment reported net income of $3.8 million in 2010, an increase of $835 thousand, or 28%, from 2009.  Noninterest income derived from the Wealth Management Services segment was $26.4 million in 2010, up by $2.6 million, or 11%, from 2009.   Wealth management assets under administration totaled $4.0 billion at December 31, 2010, up by $232 million, or 6%, in 2010.  Noninterest expenses for the Wealth Management Services segment totaled $20.2 million in 2010, up by $1.2 million, or 6%, from 2009, reflecting increases in commissions and incentives, which was being recognized at lower levels in 2009.

Net Interest Income
Comparison of 2011 with 2010
Net interest income is the difference between interest earned on loans and securities and interest paid on deposits and other borrowings, and continues to be the primary source of Washington Trust’s operating income.  Net interest income is affected by the level of interest rates, changes in interest rates and changes in the amount and composition of interest-

earning assets and interest-bearing liabilities.  Included in interest income are loan prepayment fees and certain other fees, such as late charges. The following discussion presents net interest income on a fully taxable equivalent (“FTE”) basis by adjusting income and yields on tax-exempt loans and securities to be comparable to taxable loans and securities.  For more information see the section entitled “Average Balances / Net Interest Margin - Fully Taxable Equivalent (FTE) Basis” below.

FTE net interest income for 2011 increased by $7.9 million, or 10%, from 2010. The net interest margin for 2011 and 2010 amounted to 3.20% and 2.93%, respectively. The increase in the net interest margin primarily reflected lower funding costs, which declined by 37 basis points from 2010.

Average interest-earning assets amounted to $2.7 billion for 2011, essentially unchanged from 2010, with growth in the loan portfolio offsetting maturities and pay-downs in the investment securities portfolio. Total average loans for 2011 increased by $84.2 million compared to 2010, reflecting growth in the residential real estate mortgage and the commercial loan portfolios. The yield on total loans for 2011 decreased by 13 basis points from 2010, reflecting declines in short-term interest rates. Total average securities for 2011 decreased by $67.3 million from 2010 reflecting maturities and pay-downs on mortgage-backed securities offset, in part, by purchases of debt securities. The decline in average securities also reflects the balance sheet management transactions described under the caption “Noninterest Expense” below. The FTE rate of return on securities for 2011 decreased by 8 basis points from 2010.

Average interest-bearing liabilities for 2011 decreased by $61.3 million, or 3%, from 2010, largely due to a $55.3 million decline in the average balance of FHLBB advances. The average rate paid on such advances for 2011 decreased by 47 basis points compared to 2010. See additional discussion on FHLBB advance modifications and balance sheet management transactions in the “Financial Condition” section under the caption “Borrowings."

Average interest-bearing deposits for 2011 declined by $6.6 million, while average demand deposit (noninterest-bearing) balances increased by $56.8 million. The average rate paid on interest-bearing deposits for 2011 decreased by 26 basis points from 2010, reflecting declines of 33 basis points and 21 basis points, respectively in the rate paid on time deposits and money market accounts.

Comparison of 2010 with 2009
FTE net interest income for 2010 amounted to $79.0 million, an increase of $11.3 million, or 17%, over 2009.  The net interest margin for 2010 amounted to 2.93%, up by 45 basis points from 2009.  The increase in the net interest margin in 2010 was due in large part to lower funding costs, as indicated by a 68 basis point decline in the cost of interest-bearing liabilities in 2010.

Average interest-earning assets decreased by $34 million, or 1%, in 2010.  A decrease in total average securities was partially offset by growth in the loan portfolio.  Total average securities for the year 2010 decreased by $143 million from 2009, due partially to the third quarter 2010 balance sheet deleveraging transaction which included the sale of $63 million in mortgage-backed securities and prepayment of $65 million in FHLBB advances.  The decline in average securities also reflected maturities and pay-downs on mortgage-backed securities, offset, in part, by purchases of debt securities.  The FTE rate of return on securities for the year 2010 decreased by 22 basis points, from 2009.  The decrease in the total yield on securities reflects lower yields on variable rate securities tied to short-term interest rates.  Total average loans for the year 2010 increased $87 million from 2009 largely due to growth in the commercial loan portfolio.  The yield on total loans for the year 2010 decreased by 16 basis points from 2009, reflecting declines in short-term interest rates.

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

Average Balances / Net Interest Margin - Fully Taxable Equivalent (“FTE”) Basis
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

Years ended December 31,	2011			2010			2009
(Dollars in thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
Assets:
Commercial and other loans	$1,063,322	$55,592	5.23	$1,019,304	$53,628	5.26	$941,833	$50,092	5.32
Residential real estate loans, including mortgage loans held for sale	678,697	31,447	4.63	634,735	31,609	4.98	629,035	33,410	5.31
Consumer loans	324,002	12,649	3.90	327,770	13,062	3.99	323,576	13,494	4.17
Total loans	2,066,021	99,688	4.83	1,981,809	98,299	4.96	1,894,444	96,996	5.12
Cash, federal funds sold and other short-term investments	35,625	69	0.19	41,407	85	0.21	20,201	50	0.25
FHLBB stock	42,008	124	0.30	42,008	—	—	42,008	—	—
Taxable debt securities	489,210	18,704	3.82	553,531	21,824	3.94	694,248	29,423	4.24
Nontaxable debt securities	77,634	4,555	5.87	79,491	4,618	5.81	80,629	4,662	5.78
Corporate stocks	2,456	177	7.21	3,595	274	7.62	4,420	339	7.68
Total securities	569,300	23,436	4.12	636,617	26,716	4.20	779,297	34,424	4.42
Total interest-earning assets	2,712,954	123,317	4.55	2,701,841	125,100	4.63	2,735,950	131,470	4.81
Noninterest-earning assets	214,214			213,644			185,345
Total assets	$2,927,168			$2,915,485			$2,921,295
Liabilities and Shareholders’ Equity:
NOW accounts	$232,545	$242	0.10	$220,875	$268	0.12	$181,171	$327	0.18
Money market accounts	392,002	1,051	0.27	403,489	1,918	0.48	375,175	3,960	1.06
Savings accounts	229,180	286	0.12	205,767	318	0.15	187,862	530	0.28
Time deposits	925,064	14,113	1.53	955,222	17,808	1.86	957,449	27,821	2.91
FHLBB advances	492,714	18,158	3.69	547,974	22,786	4.16	687,210	28,172	4.10
Junior subordinated debentures	32,991	1,568	4.75	32,991	1,989	6.03	32,991	1,947	5.90
Other	21,891	973	4.44	21,321	976	4.58	21,476	981	4.57
Total interest-bearing liabilities	2,326,387	36,391	1.56	2,387,639	46,063	1.93	2,443,334	63,738	2.61
Demand deposits	278,120			221,350			187,800
Other liabilities	42,554			41,804			44,712
Shareholders’ equity	280,107			264,692			245,449
Total liabilities and shareholders’ equity	$2,927,168			$2,915,485			$2,921,295
Net interest income		$86,926			$79,037			$67,732
Interest rate spread			2.99			2.70			2.20
Net interest margin			3.20			2.93			2.48

Interest income amounts presented in the preceding table include the following adjustments for taxable equivalency for the years indicated:

(Dollars in thousands)
Years ended December 31,	2011	2010	2009
Commercial and other loans	$369	$229	$200
Nontaxable debt securities	1,553	1,541	1,546
Corporate stocks	49	76	94
Total	$1,971	$1,846	$1,840

Volume/Rate Analysis - Interest Income and Expense (FTE Basis)
The following table presents certain information on a FTE basis regarding changes in our interest income and interest expense for the periods indicated.  The net change attributable to both volume and rate has been allocated proportionately.

	2011/2010			2010/2009
(Dollars in thousands)	Volume	Rate	Net Change	Volume	Rate	Net Change
Interest on interest-earning assets:
Commercial and other loans	$2,275	($311)	$1,964	$4,105	($569)	$3,536
Residential real estate loans, including mortgage loans held for sale	2,125	(2,287)	(162)	299	(2,100)	(1,801)
Consumer loans	(139)	(274)	(413)	176	(608)	(432)
Cash, federal funds sold and other short-term investments	(10)	(6)	(16)	45	(10)	35
FHLBB stock	—	124	124	—	—	—
Taxable debt securities	(2,472)	(648)	(3,120)	(5,632)	(1,967)	(7,599)
Nontaxable debt securities	(110)	47	(63)	(67)	23	(44)
Corporate stocks	(83)	(14)	(97)	(63)	(2)	(65)
Total interest income	1,586	(3,369)	(1,783)	(1,137)	(5,233)	(6,370)
Interest on interest-bearing liabilities:
NOW accounts	15	(41)	(26)	63	(122)	(59)
Money market accounts	(53)	(814)	(867)	280	(2,322)	(2,042)
Savings accounts	33	(65)	(32)	47	(259)	(212)
Time deposits	(558)	(3,137)	(3,695)	(64)	(9,949)	(10,013)
FHLBB advances	(2,183)	(2,445)	(4,628)	(5,792)	406	(5,386)
Junior subordinated debentures	—	(421)	(421)	—	42	42
Other	26	(29)	(3)	(8)	3	(5)
Total interest expense	(2,720)	(6,952)	(9,672)	(5,474)	(12,201)	(17,675)
Net interest income	$4,306	$3,583	$7,889	$4,337	$6,968	$11,305

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

Based on our analysis of trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation, the provision for loan losses charged to earnings amounted to $4.7 million in 2011, compared to $6.0 million in 2010 and $8.5 million in 2009.  Net charge-offs were $3.5 million, or 0.17% of average loans, in 2011.  This compares to $4.8 million, or 0.24% of average loans, in 2010 and $4.8 million, or 0.25% of average loans, in 2009.

For 2011, 48% of the $4.7 million provision for loan losses was provided on the commercial loan portfolio, primarily due to growth in the portfolio and an increase in the Special Mention credit quality category of commercial loans, while 26% was provided on the residential real estate portfolio and 23% was provided on the consumer loan portfolio. The provision reflects management's assessment of loss exposure associated with continued weakness in general economic conditions affecting these loan categories.

The allowance for loan losses was $29.8 million, or 1.39% of total loans, at December 31, 2011, compared to $28.6 million, or 1.43% of total loans, at December 31, 2010.  Management will continue to assess the adequacy of its allowance for loan losses in accordance with its established policies. See additional discussion under the caption “Asset Quality” for further information on the Allowance for Loan Losses.

Noninterest Income
Noninterest income is an important source of revenue for Washington Trust.  The principal categories of noninterest income are shown in the following table.

				2011/2010		2010/2009
	Years Ended December 31,			Change		Change
(Dollars in thousands)	2011	2010	2009	$	%	$	%
Noninterest income:
Wealth management services:
Trust and investment advisory fees	$22,532	$20,670	$18,128	$1,862	9%	$2,542	14%
Mutual fund fees	4,287	4,423	4,140	(136)	(3)	283	7
Financial planning, commissions and other service fees	1,487	1,299	1,518	188	14	(219)	(14)
Wealth management services	28,306	26,392	23,786	1,914	7	2,606	11
Service charges on deposit accounts	3,455	3,587	3,667	(132)	(4)	(80)	(2)
Merchant processing fees	9,905	9,156	7,844	749	8	1,312	17
Card interchange fees	2,249	1,975	1,628	274	14	347	21
Income from bank-owned life insurance	1,939	1,887	1,794	52	3	93	5
Net gains on loan sales and commissions on loans originated for others	5,074	4,052	4,352	1,022	25	(300)	(7)
Net realized gains on securities	698	729	314	(31)	(4)	415	132
Net gains (losses) on interest rate swap contracts	6	(36)	697	42	(117)	(733)	(105)
Equity in losses of unconsolidated subsidiaries	(213)	(337)	—	124	(37)	(337)	—
Other income	1,536	1,485	1,708	51	3	(223)	(13)
Noninterest income, excluding other-than-temporary impairment losses	52,955	48,890	45,790	4,065	8	3,100	7
Total other-than-temporary impairment losses on securities	(54)	(245)	(6,650)	191	(78)	6,405	(96)
Portion of loss recognized in other comprehensive income (before taxes)	(137)	(172)	3,513	35	(20)	(3,685)	(105)
Net impairment losses recognized in earnings	(191)	(417)	(3,137)	226	(54)	2,720	(87)
Total noninterest income	$52,764	$48,473	$42,653	$4,291	9%	$5,820	14%

Revenue from wealth management services is our largest source of noninterest income.  It is largely dependent on the value of wealth management assets under administration and is closely tied to the performance of the financial markets. The following table presents the changes in wealth management assets under administration for the years ended December 31, 2011, 2010 and 2009. Amounts prior to 2011 have been revised to reflect current reporting practices. This revision did not result in any change to the reported amounts of wealth management revenues.

(Dollars in thousands)	2011	2010	2009
Wealth Management Assets Under Administration:
Balance at the beginning of period	$3,967,207	$3,735,646	$3,097,729
Net investment (depreciation) appreciation & income	(12,324)	318,985	562,464
Net client cash flows	(47,412)	18,345	75,453
Other (1)	(7,410)	(105,769)	—
Balance at the end of period	$3,900,061	$3,967,207	$3,735,646

(1)
Represents declassifications of largely low-fee paying assets from assets under administration due to a change in the nature of client relationships, regarding the scope and/or frequency of services provided by Washington Trust. The impact of this change on wealth management revenues was minimal.

Noninterest Income Analysis
Comparison of 2011 with 2010
Noninterest income increased by $4.3 million for the year ended December 31, 2011 compared to 2010, largely due to increases in wealth management services, net gains on loan sales and commissions on loans originated for others and merchant processing fees.

Wealth management revenues for 2011 increased by $1.9 million, or 7%, from 2010. Wealth management assets under administration totaled $3.9 billion at December 31, 2011 compared to $4.0 billion at December 31, 2010. While the balance of wealth management assets at December 31, 2011 was 2% lower than the balance at the end of 2010, the average balance of wealth management assets was 7% higher than the average balance for the same period in 2010.

Service charges on deposit accounts totaled $3.5 million and $3.6 million, respectively for 2011 and 2010. The largest component of this revenue source is overdraft and non-sufficient funds fees, which is largely driven by customer activity. Overdraft and non-sufficient funds fees for 2011 amounted to $2.0 million, down by $393 thousand compared to 2010. This decline, primarily due to regulatory changes which became effective in the third quarter of 2010, was mostly offset by increases in income from other deposit service charges.

Merchant processing fee revenue represents charges to merchants for credit card transactions processed. Merchant processing fees increased by $749 thousand, or 8%, over 2010 reflecting increases in the volume of transactions processed for existing and new customers. See discussion on the corresponding increase in merchant processing costs under the caption “Noninterest Expense” below. In the fourth quarter of 2011, new regulatory changes became effective, which reduced fees on all debit cards issued by regulated banks, resulting in a modest decline in our merchant processing fee revenue, which was offset by a corresponding decline in merchant processing expenses.

Card interchange fees represent fees related to debit card transactions. Card interchange fees for 2011 increased by $274 thousand from 2010, primarily due to increases in the volume of transactions.

Net gains on loan sales and commissions on loans originated for others is dependent on mortgage origination volume, which is sensitive to interest rates and the condition of housing markets. This revenue source totaled $5.1 million for 2011, up by $1.0 million, or 25%, from 2010 reflecting strong mortgage refinancing and sales activity in response to a low interest rate environment and the recent expansion of our mortgage banking business. See additional discussion regarding the fair value option election on mortgage loans held for sale in Notes 13 and 14 to the Consolidated Financial Statements under Item 8 “Financial Statements and Supplementary Data.”

Net realized gains on securities amounted to $698 thousand and $729 thousand, respectively, in 2011 and 2010.  See discussion below under the caption “Noninterest Expenses” for additional information on balance sheet management transactions and a 2011 contribution of appreciated equity securities.

Net impairment losses recognized in earnings on investment securities totaled $191 thousand for the year ended December 31, 2011 compared to $417 thousand for the year ended December 31, 2010. See additional discussion in the “Financial Condition” section under the caption “Securities” below.

Comparison of 2010 with 2009
Wealth management revenues for 2010 increased by $2.6 million, or 11%, over 2009.  Wealth management assets under administration totaled $4.0 billion at December 31, 2010.  Assets under administration were up by $232 million, or 6%, from December 31, 2009, reflecting net investment appreciation and income of $319 million and net client cash inflows of $18 million.

Service charges on deposit accounts were $3.6 million in 2010, down $80 thousand, or 2%, compared to 2009.  Overdraft and non-sufficient funds fees, the largest component of this category, were down by $206 thousand in 2010, due to regulatory changes which became effective in the third quarter of 2010 that prohibited financial institutions from charging consumers fees for paying overdrafts on automated teller machine and one-time debit card transactions, unless a consumer consented, or opted in, to the overdraft service for those types of transactions.

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

Net losses on interest rate swap contracts totaled $36 thousand in 2010, compared to net gains of $697 thousand in 2009, reflecting declines in the fair value of certain interest rate contracts due to declines in interest rates.

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

Noninterest Expense
The following table presents a noninterest expense comparison for the years ended December 31, 2011, 2010 and 2009:

				2011/2010		2010/2009
	Years Ended December 31,			Change		Change
(Dollars in thousands)	2011	2010	2009	$	%	$	%
Noninterest expense:
Salaries and employee benefits	$51,095	$47,429	$41,917	$3,666	8%	$5,512	13%
Net occupancy	5,295	4,851	4,790	444	9	61	1
Equipment	4,344	4,099	3,917	245	6	182	5
Merchant processing costs	8,560	7,822	6,652	738	9	1,170	18
Outsourced services	3,530	3,304	3,169	226	7	135	4
FDIC deposit insurance costs	2,043	3,163	4,397	(1,120)	(35)	(1,234)	(28)
Legal, audit and professional fees	1,927	1,813	2,443	114	6	(630)	(26)
Advertising and promotion	1,819	1,633	1,687	186	11	(54)	(3)
Amortization of intangibles	951	1,091	1,209	(140)	(13)	(118)	(10)
Foreclosed property costs	878	841	72	37	4	769	1,068
Debt prepayment penalties	694	752	—	(58)	(8)	752	—
Other	9,237	8,513	7,350	724	9	1,163	16
Total noninterest expense	$90,373	$85,311	$77,603	$5,062	6%	$7,708	10%

Noninterest Expense Analysis
Comparison of 2011 with 2010
Salaries and employee benefits expense, the largest component of noninterest expense, totaled $51.1 million in 2011, up by $3.7 million, or 8%, over 2010. The increase reflected higher staffing levels in mortgage banking, including two new residential mortgage lending offices opened in the first and fourth quarters of 2011, other selected staffing additions, higher amounts of commissions paid to mortgage originators and, to a lesser extent, an increase in stock-based compensation expense due to current year award grants.

Net occupancy expense increased by $444 thousand, or 9%, compared to 2010, reflecting increased rental expense for premises leased by Washington Trust and included occupancy costs associated with two residential mortgage lending offices and a de novo branch, which were opened in 2011.

Costs associated with branch expansion and business line growth were also reflected in equipment expenses, which increased 6%, or $245 thousand, in 2011. The increase is largely related to additional investments in technology and other equipment.

Merchant processing costs were up by $738 thousand, or 9%, in 2011, primarily due to increases in the volume of transactions processed for existing and new customers. Merchant processing costs represent third-party costs incurred that are directly attributable to handling merchant credit card transactions. See discussion on the corresponding increase in merchant processing fees under the caption “Noninterest Income” above.

Outsourced services expense increased by $226 thousand, or 7%, in 2011, reflecting higher third party processing costs primarily due to increases in transaction volume.

FDIC deposit insurance costs declined $1.1 million, or 35%, from 2010, reflecting lower assessment rates and a statutory change in the calculation method that became effective for the second quarter of 2011.

In 2011 and 2010, Washington Trust recognized debt prepayment penalty charges resulting from balance sheet management transactions consisting of sales of mortgage-backed securities and the prepayment of FHLBB advances. During 2011, $9.7 million in mortgage-backed securities were sold and $9.0 million in FHLBB advances were prepaid, resulting in $368 thousand of net realized gains on securities and $694 thousand in debt prepayment penalty charges being recognized.

In the third quarter of 2010, the sale of $63 million in mortgage-backed securities and the prepayment of $65 million in FHLBB advances resulted in the recognition of $800 thousand of net realized gains on securities and a $752 thousand debt prepayment charge.

Other noninterest expenses amounted to $9.2 million in 2011, up by $724 thousand from 2010 largely due to a $338 thousand increase in charitable contribution expense. In 2011, Washington Trust made a contribution of appreciated equity securities to its charitable foundation. The cost of this contribution was $990 thousand. This contribution also resulted in a realized gain of $331 thousand on the disposition of the equity security, which was recorded in noninterest income.

Comparison of 2010 with 2009
Salaries and employee benefits expense increased by $5.5 million, or 13%, in 2010.  This increase reflected higher commissions and incentives, which were being recognized at lower levels in 2009, and higher staffing levels related to our new residential mortgage lending office and our new full-service branch.  Both of these locations were opened in the second half of 2009.

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

Income Taxes
Income tax expense for 2011, 2010 and 2009 totaled $12.9 million, $10.3 million and $6.3 million, respectively.  The effective tax rates for the years ended December 31, 2011, 2010 and 2009 were 30.3%, 30.0% and 28.3%, respectively.  The increase in the effective tax rate reflected a higher portion of taxable income to pretax book income.  The effective tax rates differed from the federal rate of 35.0% due largely to the benefits of tax-exempt income, the dividends received deduction, income from BOLI and federal tax credits.

The Corporation’s net deferred tax asset amounted to $16.4 million at December 31, 2011, compared to $12.3 million at December 31, 2010.  The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years.  See Note 9 to the Consolidated Financial Statements for additional information regarding income taxes.

Financial Condition
Summary
Total assets amounted to $3.1 billion at December 31, 2011, an increase of $154.6 million, or 5%, from the end of 2010.  Total loans amounted to $2.1 billion, or 70% of total assets, at December 31, 2011.  Total loans grew by

$151.5 million, or 8%, in 2011, led by growth in commercial loan portfolio.

Overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels. Nonaccrual loans at December 31, 2011 totaled $21.2 million, or 0.99% of total loans, up by $2.7 million in 2011.  Total delinquencies amounted to $26.3 million, or 1.22% of total loans, at December 31, 2011, up by $1.0 million in 2011.  The net increases in nonaccrual loans and past due loans in 2011 were concentrated in the residential mortgage portfolio and partially offset by net decreases in the commercial loan portfolio. Loans classified as troubled debt restructurings amounted to $19.6 million at December 31, 2011, down by $2.8 million from the balance at December 31, 2010.

The investment securities portfolio amounted to $593.4 million, or 19% of total assets, at December 31, 2011, essentially flat compared to the balance at the end of 2010.

Total liabilities increased by $142.1 million in 2011, reflecting increases of $90.0 million in total deposits and $41.7 million in FHLBB advances.  The increase in total deposits in 2011 was was primarily in lower cost deposit categories, as indicated by a $111.4 million, or 49%, increase in demand deposits. The increases in deposits and FHLBB advances funded asset growth.

Shareholders’ equity totaled $281.4 million at December 31, 2011, compared to $268.9 million at the end of 2010.  As of December 31, 2011, the Corporation is categorized as “well-capitalized” under the regulatory framework for prompt corrective action.

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

As noted in Note 14 to the Consolidated Financial Statements, a majority of our fair value measurements utilize Level 2 inputs, which utilize quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in inactive markets, and model-derived valuations in which all significant input assumptions are observable in active markets.  Our Level 2 financial instruments consist primarily of available for sale debt securities.  Level 3 financial instruments utilize valuation techniques in which one or more significant input assumptions are unobservable in the markets and which reflect the Corporation’s market assumptions.  As of December 31, 2011 and 2010, our Level 3 financial instruments consisted primarily of two available for sale pooled trust preferred securities, which were not actively traded.

As of December 31, 2011, the Corporation concluded that the low level of trading activity for our Level 3 pooled trust preferred securities continued to indicate that quoted market prices were not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.  Our internal review procedures have confirmed that the fair values provided by the referenced sources and utilized by the Corporation are consistent with GAAP.  If Washington Trust was required to sell these securities in an un-orderly fashion, actual proceeds received could potentially be significantly less than their fair values.

The carrying amounts of securities as of the dates indicated are presented in the following tables:

(Dollars in thousands)
December 31,	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$32,833	6%	$40,994	7%	$45,240	7%
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	389,658	72	429,771	72	523,446	75
States and political subdivisions	79,493	15	81,055	14	82,062	12
Trust preferred securities:
Individual name issuers	22,396	4	23,275	4	20,586	3
Collateralized debt obligations	887	—	806	—	1,065	—
Corporate bonds	14,282	3	15,212	3	14,706	2
Common stocks	—	—	809	—	769	—
Perpetual preferred stocks	1,704	—	2,178	—	3,610	1
Total securities available for sale	$541,253	100%	$594,100	100%	$691,484	100%

(Dollars in thousands)
December 31,	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$52,139	100%	$—	—%	$—	—%
Total securities held to maturity	$52,139	100%	$—	—%	$—	—%

At December 31, 2011, the investment portfolio totaled $593.4 million, essentially flat in comparison to the balance at the end of 2010.  See discussion regarding balance sheet management transactions in the “Results of Operations” section under the caption “Noninterest Expenses” and additional disclosure regarding investment activities in the Corporation's Consolidated Statements of Cash Flows.

The largest component of the securities portfolio is mortgage-backed securities, all of which are issued by U.S. Government agencies or U.S. Government-sponsored enterprises.

At December 31, 2011 and 2010, the net unrealized gain position on securities available for sale and held to maturity was $17.6 million and $15.2 million, respectively. Included in these amounts were gross unrealized losses of $12.2 million and $11.7 million, respectively.  Nearly all of these gross unrealized losses were concentrated in variable rate trust preferred securities issued by financial services companies.

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

Individual Issuer Trust Preferred Securities

(Dollars in thousands)	December 31, 2011				Credit Ratings
Named Issuer		Amortized Cost (b)	Fair Value	Unrealized Loss	December 31, 2011			Form 10-K Filing Date
(parent holding company)	(a)				Moody's	S&P		Moody's	S&P
JPMorgan Chase & Co.	2	$9,735	$7,036	($2,699)	A2	BBB		A2	BBB
Bank of America Corporation	3	5,743	4,223	(1,520)	Ba1	BB+	(c)	Ba1	BB+	(c)
Wells Fargo & Company	2	5,117	3,874	(1,243)	A3/Baa1	A-/BBB+		A3/Baa1	A-/BBB+
SunTrust Banks, Inc.	1	4,168	2,724	(1,444)	Baa3	BB+	(c)	Baa3	BB+	(c)
Northern Trust Corporation	1	1,982	1,515	(467)	A3	A-		A3	A-
State Street Corporation	1	1,971	1,507	(464)	A3	BBB+		A3	BBB+
Huntington Bancshares Incorporated	1	1,923	1,517	(406)	Baa3	BB+	(c)	Baa3	BB+	(c)
Totals	11	$30,639	$22,396	($8,243)

(a)	Number of separate issuances, including issuances of acquired institutions.

(b)	Net of other-than-temporary impairment losses recognized in earnings, other than such noncredit-related amounts reversed on January 1, 2009. See Note 4 to the Consolidated Financial Statements.

(c)	Rating is below investment grade.

The Corporation’s evaluation of the impairment status of individual name trust preferred securities includes various considerations in addition to the degree of impairment and the duration of impairment.  We review the reported regulatory capital ratios of the issuer and, in all cases, the regulatory capital ratios were deemed to be in excess of the regulatory minimums.  Credit ratings were also taken into consideration, including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Where available, credit ratings from multiple rating agencies are obtained and rating downgrades are specifically analyzed.  Our review process for these credit-sensitive holdings also includes a periodic review of relevant financial information for each issuer, such as quarterly financial reports, press releases and analyst reports.  This information is used to evaluate the current and prospective financial condition of the issuer in order to assess the issuer’s ability to meet its debt obligations.  Through the filing date of this report, each of the individual name issuer securities was current with respect to interest payments.  Based on our evaluation of the facts and circumstances relating to each issuer, management concluded that all principal and interest payments for these individual issuer trust preferred securities would be collected according to their contractual terms and it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Pooled Trust Preferred Obligations

(Dollars in thousands)	December 31, 2011
					Deferrals and Defaults (a)	Credit Ratings
	Amortized Cost	Fair Value	Unrealized Loss	No. of Cos. in Issuance		December 31, 2011			Form 10-K Filing Date
Deal Name						Moody's		S&P	Moody's		S&P
Tropic CDO 1, tranche A4L (d)	$2,993	$642	($2,351)	38	40%	Ca	(c)	(b)	Ca	(c)	(b)
Preferred Term Securities [PreTSL] XXV, tranche C1 (e)	1,263	245	(1,018)	73	34%	C	(c)	(b)	C	(c)	(b)
Totals	$4,256	$887	($3,369)

(a)	Percentage of pool collateral in deferral or default status.

(b)	Not rated by S&P.

(c)	Rating is below investment grade.

(d)
This security was placed on nonaccrual status in March 2009. The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010. The December 31, 2011 amortized cost was net of $1.9 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $1.9 million, were credit-related impairment losses of $171 thousand recorded in 2011, reflecting adverse changes in the expected cash flows for this security. On January 24, 2012, one of the underlying issuers announced its intention to invoke its contractual right to defer quarterly interest payments beginning in April 2012. This subsequent adverse change in expected cash flows for this security resulted in a credit-related impairment loss of approximately $180 thousand. Management has concluded this was immaterial to the Corporation's 2011 consolidated financial position, results of operations and cash flows and this credit-related impairment loss will be recorded in the first quarter of 2012. As of December 31, 2011, this security has unrealized losses of $2.4 million and a below investment grade rating of “Ca” by Moody's Investors Service Inc. (“Moody's”). Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

(e)
This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The December 31, 2011 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $1.2 million, were credit-related impairment losses of $20 thousand recorded in 2011, reflecting a modest adverse change in the expected cash flows for this security. As of December 31, 2011, the security has unrealized losses of $1.0 million and a below investment grade rating of “C” by Moody's. Through the filing date of this report, there have been no rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance companies. For both of these pooled trust preferred securities, Washington Trust's investment is senior to one or more subordinated tranches which have first loss exposure. Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers. Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities. Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools. These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector. Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to remain at low levels.

The following table summarizes other-than-temporary impairment losses on securities recognized in earnings in the periods indicated:

(Dollars in thousands)
Years ended December 31,	2011	2010	2009
Pooled trust preferred securities
Tropic CDO 1, tranche A4L	$171	$354	$1,350
Preferred Term Securities [PreTSL] XXV, tranche C1	20	63	1,146
Common and perpetual preferred stocks
Other perpetual preferred stocks (financials)	—	—	495
Other common stocks (financials)	—	—	146
Other-than-temporary impairment losses recognized in earnings	$191	$417	$3,137

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

Investment in Bank-Owned Life Insurance (“BOLI”)
BOLI amounted to $53.8 million and $51.8 million at December 31, 2011 and 2010, respectively.  During the second quarter of 2010, the Corporation purchased an additional $5.0 million in BOLI.  BOLI provides a means to mitigate increasing employee benefit costs.  The Corporation expects to benefit from the BOLI contracts as a result of the tax-free growth in cash surrender value and death benefits that are expected to be generated over time.  The purchase of the life insurance policy results in an income-earning asset on the Consolidated Balance Sheet that provides monthly tax-free income to the Corporation.  The largest risk to the BOLI program is credit risk of the insurance carriers.  To mitigate this risk, annual financial condition reviews are completed on all carriers.  BOLI is invested in the “general account” of quality insurance companies.  All such general account carriers were rated “A” or better by A.M. Best and “A2” or better by Moody’s at December 31, 2011.  BOLI is included in the Consolidated Balance Sheets at its cash surrender value.  Increases in BOLI’s cash surrender value are reported as a component of noninterest income in the Consolidated Statements of Income.

Loans
Total loans amounted to $2.1 billion at December 31, 2011.  In 2011, loans grew by $151.5 million, or 8%, with a $97.6 million increase in the commercial loan portfolio, a $55.4 million increase in the residential real estate portfolio and a $1.4 million decline in consumer loans.

The following table sets forth the composition of the Corporation’s loan portfolio for each of the past five years:

(Dollars in thousands)
December 31,	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial:
Mortgages (1)	$624,813	29%	$518,623	26%	$496,996	26%	$407,904	22%	$278,821	18%
Construction & development	10,955	1%	47,335	2%	72,293	4%	49,599	3%	60,361	4%
Other (2)	488,860	22%	461,107	23%	415,261	21%	422,810	23%	341,084	21%
Total commercial	1,124,628	52%	1,027,065	51%	984,550	51%	880,313	48%	680,266	43%
Residential real estate:
Mortgages	678,582	32%	634,739	31%	593,981	31%	626,663	34%	588,628	37%
Homeowner construction	21,832	1%	10,281	1%	11,594	1%	15,389	1%	11,043	1%
Total residential real estate	700,414	33%	645,020	32%	605,575	32%	642,052	35%	599,671	38%
Consumer:
Home equity lines	223,430	10%	218,288	11%	209,801	11%	170,662	9%	144,429	9%
Home equity loans	43,121	2%	50,624	3%	62,430	3%	89,297	5%	99,827	6%
Other (3)	55,566	3%	54,641	3%	57,312	3%	56,830	3%	49,459	4%
Total consumer loans	322,117	15%	323,553	17%	329,543	17%	316,789	17%	293,715	19%
Total loans	$2,147,159	100%	$1,995,638	100%	$1,919,668	100%	$1,839,154	100%	$1,573,652	100%

(1)	Amortizing mortgages and lines of credit, primarily secured by income producing property.

(2)	Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.

(3)	Other consumer loans include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

An analysis of the maturity and interest rate sensitivity of Real Estate Construction and Other Commercial loans as of December 31, 2011 follows:

(Dollars in thousands)
Matures in:	1 Year or Less	1 to 5 Years	After 5 Years	Totals
Construction and development (1)	$1,883	$1,393	$29,511	$32,787
Other commercial	184,434	223,626	80,800	488,860
	$186,317	$225,019	$110,311	$521,647

(1)
Includes homeowner construction and commercial construction and development.  Maturities of homeowner construction loans are included based on their contractual conventional mortgage repayment terms following the completion of construction.

Sensitivity to changes in interest rates for Real Estate Construction and Other Commercial loans due after one year is as follows:

(Dollars in thousands)	Predetermined Rates	Floating or Adjustable Rates	Totals
Principal due after one year	$263,617	$71,713	$335,330

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

Management evaluates the appropriateness of the Corporation's underwriting standards in response to changes in national and regional economic conditions, including such matters as market interest rates, energy prices, trends in real estate values, and employment levels.  Based on management’s assessment of these matters, underwriting standards and credit monitoring activities are enhanced from time to time in response to changes in these conditions.  These assessments may result in clarification of debt service ratio calculations, modifications to loan to value standards for real estate collateral, formalized watch list criteria, and enhancements to monitoring of commercial construction loans.

Commercial Real Estate Loans
As of December 31, 2011, commercial real estate loans amounted to $635.8 million, up by $69.8 million, or 12%, from December 31, 2010.  Included in these amounts were commercial construction loans of $11.0 million and $47.3 million, respectively. The decline in commercial construction loans reflected loans that have paid off or transitioned to commercial mortgages and overall less demand for commercial construction loans in 2011. The growth in commercial mortgages was in large part due to enhanced business cultivation efforts with new and existing borrowers.

Commercial real estate loans are secured by a variety of property types, with approximately 83% of the total at December 31, 2011 composed of retail facilities, office buildings, lodging, commercial mixed use, multi-family dwellings and industrial & warehouse properties.

The following table presents a geographic summary of commercial real estate loans, including commercial construction, by property location.

(Dollars in thousands)	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$589,083	93%	$512,173	91%
New York, New Jersey, Pennsylvania	33,317	5%	40,232	7%
New Hampshire, Maine	11,668	2%	11,846	2%
Other	1,700	—%	1,707	—%
Total	$635,768	100%	$565,958	100%

Other Commercial Loans
Other commercial loans amounted to $488.9 million at December 31, 2011, up by $27.8 million, or 6%, from the balance at the end of 2010, primarily due to originations in our general market area of southern New England.  This portfolio includes loans to a variety of business types.  Approximately 73% of the total is composed of retail trade, owner occupied & other real estate, health care/social assistance, manufacturing, construction businesses, accommodation & food services, other services and wholesale trade businesses.

Residential Real Estate Mortgages
Residential real estate mortgages amounted to $700.4 million at December 31, 2011, up by $55.4 million, or 9%, from the balance at December 31, 2010.  Washington Trust originates residential real estate mortgages within our general market area of Southern New England for portfolio and for sale in the secondary market.  The majority of loans originated for sale are sold with servicing released.  Washington Trust also originates residential real estate mortgages for various investors in a broker capacity, including conventional mortgages and reverse mortgages.  Total residential real estate mortgage loan originations, including brokered loans as agent, amounted to $452.4 million in 2011 and $418.1 million in 2010.  Of these amounts, $249.7 million and $236.7 million, respectively, were originated for sale in the secondary market, including brokered loans as agent.  Since 2009, Washington Trust has experienced strong residential real estate mortgage refinancing and sales activity in response to the low mortgage interest rate environment.

When selling a residential real estate mortgage loan or acting as originating agent on behalf of a third party, Washington Trust generally makes various representations and warranties relating to, among other things, the following: ownership of the loan, the validity of the lien securing the loan, the absence of delinquent taxes or liens against the property securing the loan, the effectiveness of title insurance, compliance with applicable loan criteria established by the buyer, compliance with applicable local, state and federal laws, and the absence of fraud on the part of parties involved in the origination.  The specific representations and warranties depend on the nature of the transaction and the requirements of the buyer.  Contractual liability may arise when the representations and warranties are breached.  In the event of a breach of these representations and warranties, Washington Trust may be required to either repurchase the residential real estate mortgage loan (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify (“make-whole”) the investor for its losses.

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  The unpaid principal balance of loans repurchased due to representation and warranty claims as of December 31, 2011 was $773 thousand compared to $249 thousand at December 31, 2010. Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential mortgage loans.  This reserve is not material and is included in other liabilities in the Consolidated Balance Sheets and any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

From time to time Washington Trust purchases one- to four-family residential mortgages originated in other states as well as southern New England from other financial institutions.  All residential mortgage loans purchased from other financial institutions have been individually underwritten using standards similar to those employed for Washington Trust’s self-originated loans.  Purchased residential mortgage balances totaled $71.4 million and $92.1 million, respectively, as of December 31, 2011 and 2010.

The following is a geographic summary of residential mortgages by property location.

(Dollars in thousands)	December 31, 2011		December 31, 2010
	Amount	% of Total	Amount	% of Total
Rhode Island, Connecticut, Massachusetts	$675,935	97%	$612,419	95%
New York, Virginia, New Jersey, Maryland, Pennsylvania, District of Columbia	11,499	2%	13,921	2%
Ohio	5,665	1%	8,086	1%
California, Washington, Oregon	1,881	—%	4,562	1%
Colorado, Texas, New Mexico	1,079	—%	2,613	1%
Georgia	1,118	—%	1,680	—%
New Hampshire	2,767	—%	1,263	—%
Wyoming	470	—%	476	—%
Total	$700,414	100%	$645,020	100%

Consumer Loans
Consumer loans amounted to $322.1 million at December 31, 2011, down $1.4 million in 2011.  Our consumer portfolio is predominantly home equity lines and home equity loans, representing 83% of the total consumer portfolio at December 31, 2011.  Consumer loans also include personal installment loans and loans to individuals secured by general aviation aircraft and automobiles.

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

Asset quality in 2011 was characterized by modest increases in nonaccrual loans and past due loans. We noted, however, that the mix of nonperforming loans has shifted, with increases in residential mortgage loans representing a higher percentage and a reduction in the percentage attributable to commercial loans. The residential mortgage loan portfolio has historically had lower losses than the commercial loan portfolio.

Nonperforming Assets
Nonperforming assets include nonaccrual loans, nonaccrual investment securities and property acquired through foreclosure or repossession.

The following table presents nonperforming assets and additional asset quality data for the dates indicated:

(Dollars in thousands)
December 31,	2011	2010	2009	2008	2007
Nonaccrual loans:
Commercial mortgages	$5,709	$6,624	$11,588	$1,942	$1,094
Commercial construction and development	—	—	—	—	—
Other commercial	3,708	5,259	9,075	3,845	1,781
Residential real estate mortgages	10,614	6,414	6,038	1,754	1,158
Consumer	1,206	213	769	236	271
Total nonaccrual loans	21,237	18,510	27,470	7,777	4,304
Nonaccrual investment securities	887	806	1,065	633	—
Property acquired through foreclosure or repossession, net	2,647	3,644	1,974	392	—
Total nonperforming assets	$24,771	$22,960	$30,509	$8,802	$4,304
Nonperforming assets to total assets	0.81%	0.79%	1.06%	0.30%	0.17%
Nonaccrual loans to total loans	0.99%	0.93%	1.43%	0.42%	0.27%
Total past due loans to total loans	1.22%	1.27%	1.64%	0.96%	0.45%
Accruing loans 90 days or more past due	$—	$—	$—	$—	$—

Nonperforming assets totaled $24.8 million, or 0.81% of total assets, at December 31, 2011 compared to $23.0 million, or 0.79% of total assets, at December 31, 2010.

Nonaccrual loans totaled $21.2 million at December 31, 2011, up by $2.7 million in 2011, reflecting a $4.2 million net increase in nonaccrual residential real estate mortgages, partially offset by a $2.5 million net decrease in nonaccrual commercial loans.  Property acquired through foreclosure or repossession amounted to $2.6 million at December 31, 2011, compared to $3.6 million at the end of 2010.  The balance at December 31, 2011 consisted of eleven commercial properties, four residential properties and one repossessed asset.

Nonaccrual investment securities at December 31, 2011 and 2010 were comprised of two pooled trust preferred securities.  See additional information herein under the caption “Securities.”

Nonaccrual Loans
Loans, with the exception of certain well-secured residential mortgage loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more past due with respect to principal and/or interest or sooner if considered appropriate by management.  Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  Interest previously accrued, but uncollected, is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are recognized as interest income, or recorded as a reduction of principal if full collection of the loan is doubtful or if impairment of the collateral is identified.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

The Corporation has made no changes in its practices or policies during 2011 concerning the placement of loans or investment securities into nonaccrual status.

There were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status at December 31, 2011.

Interest income that would have been recognized if loans on nonaccrual status had been current in accordance with their original terms was approximately $1.7 million, $1.3 million and $2.0 million in 2011, 2010 and 2009, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $505 thousand, $831 thousand and $1.0 million in 2011, 2010 and 2009, respectively.

The following table presents additional detail on nonaccrual loans as of the dates indicated:

(Dollars in thousands)	December 31, 2011			December 31, 2010
	Days Past Due			Days Past Due
	Over 90	Under 90	Total	Over 90	Under 90	Total
Commercial:
Mortgages	$4,995	$714	$5,709	$5,322	$1,302	$6,624
Construction and development	—	—	—	—	—	—
Other commercial	633	3,075	3,708	3,376	1,883	5,259

Residential real estate mortgages	6,283	4,331	10,614	4,041	2,373	6,414

Consumer	874	332	1,206	11	202	213
Total nonaccrual loans	$12,785	$8,452	$21,237	$12,750	$5,760	$18,510

Nonaccrual commercial mortgage loans decreased by $915 thousand from the balance at the end of 2010. As of December 31, 2011, the $5.7 balance of nonaccrual commercial mortgage loans consisted of nine relationships. The loss allocation on total nonaccrual commercial mortgages was $329 thousand at December 31, 2011. All of the nonaccrual commercial mortgage loans were located in Rhode Island and Connecticut. As of December 31, 2011, the largest nonaccrual relationship in the commercial mortgage category totaled $4.2 million and is secured by several properties including office, light industrial and retail space. This relationship was collateral dependent and based on the fair value of the underlying collateral, a $201 thousand loss allocation on this relationship was deemed necessary at December 31, 2011. The bank has additional accruing commercial real estate and residential mortgages loans totaling $4.7 million to this borrower. These additional loans have performed in accordance with the terms of the loans and were not past due at December 31, 2011.

Nonaccrual other commercial loans amounted to $3.7 million at December 31, 2011, down by $1.6 million from the balance of $5.3 million at December 31, 2010. The loss allocation on these loans was $631 thousand at December 31, 2011. The largest nonaccrual relationship in the other commercial category was $1.7 million at December 31, 2011. This relationship was collateral dependent and secured by retail properties. Based on the fair value of the underlying collateral, a loss allocation of $260 thousand was deemed necessary as of December 31, 2011.

Nonaccrual residential mortgages increased by $4.2 million from the balance at the end of 2010.  As of December 31, 2011, the $10.6 million balance of nonaccrual residential mortgages consisted of 38 loans, with approximately $8.7 million located in Rhode Island, Massachusetts and Connecticut.  The loss allocation on total nonaccrual residential mortgages was $1.7 million at December 31, 2011. Included in total nonaccrual residential mortgages were 17 loans purchased for portfolio and serviced by others amounting to $5.4 million. Management monitors the collection efforts of its third party servicers as part of its assessment of the collectibility of nonperforming loans.

Nonaccrual consumer loans increased by $993 thousand from the balance at December 31, 2010. The increase primarily includes home equity lines and loans.

Past Due Loans
The following tables present past due loans by category as of the dates indicated:

(Dollars in thousands)
December 31,	2011		2010
	Amount	% (1)	Amount	% (1)
Commercial mortgages	$6,931	1.09%	$8,021	1.42%
Other commercial loans	5,375	1.10%	6,191	1.34%
Residential real estate mortgages	11,757	1.68%	8,591	1.33%
Consumer loans	2,210	0.69%	2,464	0.76%
Total past due loans	$26,273	1.22%	$25,267	1.27%

(1)	Percentage of past due loans to the total loans outstanding within the respective category.

As of December 31, 2011, total delinquencies amounted to $26.3 million, or 1.22% of total loans, compared to $25.3 million, or 1.27%, as of December 31, 2010.

Included in past due loans as of December 31, 2011 and 2010, were nonaccrual loans of $17.6 million and $14.9 million, respectively. All loans 90 days or more past due at December 31, 2011 and 2010 were classified as nonaccrual.

The increase in total delinquencies in 2011 was due to a $3.2 million net increase in residential real estate mortgage delinquencies, partially offset by a $1.9 million net decline in commercial mortgage and other commercial loan delinquencies.

As of December 31, 2011, the $11.8 million balance of residential real estate mortgage loan delinquencies consisted of 41 loans and included $8.8 million of loans already in nonaccrual status. Approximately $8.9 million of total residential real estate mortgage loan delinquencies were located in Rhode Island, Connecticut and Massachusetts.

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

Troubled debt restructurings are reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement. At December 31, 2011, there were no significant commitments to lend additional funds to borrowers whose loans had been restructured.

The following table sets forth information on troubled debt restructured loans as of the dates indicated. The amounts below do not include insignificant amounts of accrued interest on accruing troubled debt restructured loans. See Note 5 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)
December 31,	2011	2010	2009	2008	2007
Accruing troubled debt restructured loans:
Commercial mortgages	$6,389	$11,736	$5,566	$—	$1,717
Other commercial	6,625	4,594	540	—	—
Residential real estate mortgages	1,481	2,863	2,736	263	—
Consumer	171	509	858	607	—
Accruing troubled debt restructured loans	14,666	19,702	9,700	870	1,717
Nonaccrual troubled debt restructured loans:
Commercial mortgages	91	1,302	—	—	—
Other commercial	2,154	431	228	—	—
Residential real estate mortgages	2,615	948	336	—	—
Consumer	106	41	45	—	—
Nonaccrual troubled debt restructured loans	4,966	2,722	609	—	—
Total troubled debt restructured loans	$19,632	$22,424	$10,309	$870	$1,717

At December 31, 2011, loans classified as troubled debt restructurings totaled $19.6 million, down by $2.8 million from the balance at December 31, 2010. The net decrease in troubled debt restructured loans reflects paydowns and declassifications from troubled debt restructuring status offset, in part, by loans restructured during the year.

Included in troubled debt restructured loans at December 31, 2011, was an accruing commercial mortgage loan relationship with a carrying value of $5.6 million, secured by mixed use property. This loan restructuring took place in the third quarter of 2010 and included a modification of certain payment terms and a below market interest rate concession for a portion of the loan. The borrower has performed in accordance with its restructured terms. Also included in troubled debt restructured loans at December 31, 2011, was an accruing other commercial loan relationship with a carrying value of $4.7 million, secured by real estate and marketable securities. This restructuring took place in the fourth quarter of 2011 and included a below market rate concession and modification of certain payment terms. In connection with this restructuring, a principal payment of $4.9 million was also received during the fourth quarter of 2011.

Potential Problem Loans
The Corporation classifies certain loans as “substandard,” “doubtful,” or “loss” based on criteria consistent with guidelines provided by banking regulators.  Potential problem loans consist of classified accruing commercial loans that were less than 90 days past due at December 31, 2011 and other loans for which known information about possible credit problems of the related borrowers causes management to have doubts as to the ability of such borrowers to comply with the present loan repayment terms and which may result in disclosure of such loans as nonperforming at some time in the future.  These loans are not included in the amounts of nonaccrual or restructured loans presented above.  Management cannot predict the extent to which economic conditions may worsen or other factors which may impact borrowers and the potential problem loans.  Accordingly, there can be no assurance that other loans will not become 90 days or more past due, be placed on nonaccrual, become restructured, or require increased allowance coverage and provision for loan losses.  The Corporation has identified approximately $7.4 million in potential problem loans at December 31, 2011, as compared to $6.7 million at December 31, 2010.  Approximately 86% of the potential problem loans at December 31, 2011 consisted of eight commercial lending relationships, which have been classified based on our evaluation of the financial condition of the borrowers.  Potential problem loans are assessed for loss exposure using the methods described in Note 5 to the

Consolidated Financial Statements under the caption "Credit Quality Indicators."

Allowance for Loan Losses
Establishing an appropriate level of allowance for loan losses necessarily involves a high degree of judgment.  The Corporation uses a methodology to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for purposes of establishing a sufficient allowance for loan losses.  See additional discussion regarding the allowance for loan losses under the caption “Critical Accounting Policies and Estimates” and in Note 6 to the Consolidated Financial Statements.

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

As of December 31, 2011, the allowance for loan losses was $29.8 million, or 1.39% of total loans, which compares to an allowance of $28.6 million, or 1.43% of total loans at December 31, 2010.  The status of nonaccrual loans, delinquent loans and performing loans were all taken into consideration in the assessment of the adequacy of the allowance for loan losses.  In addition, the balance and trends of credit quality indicators, including the commercial loan categories of Pass, Special Mention and Classified, are integrated into the process used to determine the allocation of loss exposure.  See Note 5 to the Consolidated Financial Statements for additional information under the caption “Credit Quality Indicators.”  Management believes that the allowance for loan losses is adequate and consistent with asset quality and delinquency indicators. The four basis point decline in allowance for loan losses as a percentage of total loans in 2011 was also consistent with the shift in mix of nonaccrual loans and delinquencies to a higher proportion of residential mortgages, which generally have lower loss experience results than commercial and commercial real estate loans.

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

The following is a summary of impaired loans by measurement type:

(Dollars in thousands)
December 31,	2011	2010
Collateral dependent impaired loans (1)	$22,316	$14,872
Impaired loans measured on discounted cash flow method (2)	6,717	18,756
Total impaired loans	$29,033	$33,628

(1)	Net of partial charge-offs of $2.3 million at both December 31, 2011 and 2010.

(2)	Net of partial charge-offs of $328 thousand at December 31, 2011 and $1.5 million at December 31, 2010.

Impaired loans consist of nonaccrual commercial loans, troubled debt restructured loans and other loans classified as impaired.  See Note 5 to the Consolidated Financial Statements for additional disclosure on impaired loans.  The loss allocation on impaired loans amounted to $1.8 million and $2.1 million, respectively, at December 31, 2011 and 2010.  Various loan loss allowance coverage ratios are affected by the timing and extent of charge-offs, particularly with respect to impaired collateral dependent loans.  For such loans the Bank generally recognizes a partial charge-off equal to the identified loss exposure, therefore the remaining allocation of loss is minimal.

Other individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system and the application of loss allocation factors.  The loan rating system is described under the caption “Credit Quality Indicators” in Note 5 to the Consolidated Financial Statements.  The loan rating system and the related loss allocation factors take into consideration parameters including the borrower’s financial condition, the borrower’s performance with respect to loan terms, and the adequacy of collateral.  Portfolios of more homogenous populations of loans including residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product. During 2011, we have continued to periodically reassess and revise the loss allocation factors and estimates used in the assignment of loss exposure to appropriately reflect our analysis of migrational loss experience.

Appraisals are generally obtained with values determined on an “as is” basis from independent appraisal firms for real estate collateral dependent commercial loans in the process of collection or when warranted by other deterioration in the borrower’s credit status.  Updates to appraisals are generally obtained for troubled or nonaccrual loans or when management believes it is warranted.  The Corporation has continued to maintain appropriate professional standards regarding the professional qualifications of appraisers and has an internal review process to monitor the quality of appraisals.

For residential mortgages and real estate collateral dependent consumer loans that are in the process of collection, valuations are obtained from independent appraisal firms with values determined on an “as is” basis.

For the years ended December 31, 2011 and 2010, the loan loss provision totaled $4.7 million and $6.0 million, respectively.  The provision for loan losses was based on management’s assessment of trends in asset quality and credit quality indicators, as well as the absolute level of loan loss allocation.  The decline in the loan loss provision in 2011 was primarily due to a higher level of larger loan loss allocations on certain commercial loan relationships in 2010 compared to 2011, as well as a shift in 2011 towards a higher proportion of nonaccrual residential mortgage loans as a percentage of total nonaccrual loans. Net charge-offs were $3.5 million, or 0.17% of average loans in 2011 and $4.8 million, or 0.24% of average loans, in 2010.  See additional discussion regarding the allocation of the provision under the caption "Provision and Allowance for Loan Losses."

Management believes that overall credit quality continues to be affected by weaknesses in national and regional economic conditions, including high unemployment levels.  While management believes that the level of allowance for loan losses at December 31, 2011 is appropriate, management will continue to assess the adequacy of the allowance for loan losses in accordance with its established policies.

The following table reflects the activity in the allowance for loan losses for the dates presented:

(Dollars in thousands)
December 31,	2011	2010	2009	2008	2007
Balance at beginning of year	$28,583	$27,400	$23,725	$20,277	$18,894
Charge-offs:
Commercial:
Mortgages	960	1,284	1,615	185	26
Construction and development	—	—	—	—	—
Other	1,685	2,983	2,907	1,044	506
Residential:
Mortgages	641	646	417	104	—
Homeowner construction	—	—	—	—	—
Consumer	548	489	223	260	246
Total charge-offs	3,834	5,402	5,162	1,593	778
Recoveries:
Commercial:
Mortgages	7	132	37	68	—
Construction and development	—	—	—	—	—
Other	311	196	251	48	203
Residential:
Mortgages	4	233	28	—	—
Homeowner construction	—	—	—	—	—
Consumer	31	24	21	125	58
Total recoveries	353	585	337	241	261
Net charge-offs (recoveries)	3,481	4,817	4,825	1,352	517
Provision charged to earnings	4,700	6,000	8,500	4,800	1,900
Balance at end of year	$29,802	$28,583	$27,400	$23,725	$20,277

Net charge-offs (recoveries) to average loans	0.17%	0.24%	0.25%	0.08%	0.03%

The following table presents the allocation of the allowance for loan losses. The allocation below is neither indicative of the specific amounts or the loan categories in which future charge-offs may occur, nor is it an indicator of any future loss trends, The allocation of the allowance to each category does not restrict the use of the allowance to absorb any losses in any category.

(Dollars in thousands)
December 31,	2011	2010	2009	2008	2007
Commercial:
Mortgages	$8,195	$7,330	$7,360	$4,904	$5,218
% of these loans to all loans	29%	26%	26%	22%	18%

Construction and development	95	723	874	784	1,445
% of these loans to all loans	1%	2%	4%	3%	4%

Other	6,200	6,495	6,423	6,889	4,229
% of these loans to all loans	22%	23%	21%	23%	21%

Residential:
Mortgages	4,575	4,081	3,638	2,111	1,681
% of these loans to all loans	32%	31%	31%	34%	37%

Homeowner construction	119	48	43	84	55
% of these loans to all loans	1%	1%	1%	1%	1%

Consumer	2,452	1,903	1,346	2,231	2,027
% of these loans to all loans	15%	17%	17%	17%	19%

Unallocated	8,166	8,003	7,716	6,722	5,622
Balance at end of year	$29,802	$28,583	$27,400	$23,725	$20,277
	100%	100%	100%	100%	100%

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

Total deposits amounted to $2.1 billion at December 31, 2011, up by $90.0 million, or 4%, from the balance at December 31, 2010.  Excluding out-of-market brokered certificates of deposit, in-market deposits were up by $52.3 million, or 3%, in 2011.

Demand deposits amounted to $339.8 million at December 31, 2011, up by $111.4 million, or 49%, from December 31,

2010.  NOW account balances increased by $15.1 million, or 6%, in 2011 and totaled $257.0 million at December 31, 2011.

Money market account balances totaled $406.8 million at December 31, 2011, up by $10.3 million, or 3%, from the end of 2010.  During 2011, savings deposits increased by $23.0 million, or 10%, and amounted to $243.9 million at December 31, 2011.

Time deposits (including brokered certificates of deposit) amounted to $878.8 million at December 31, 2011, down by $69.8 million, or 7%, from the balance at December 31, 2010.  The Corporation utilizes out-of-market brokered time deposits as part of its overall funding program along with other sources.  Out-of-market brokered time deposits amounted to $90.1 million at December 31, 2011, compared to $52.3 million at December 31, 2010.  Excluding out-of-market brokered certificates of deposit, in-market time deposits declined by $107.5 million, or 12%, in 2011.  Washington Trust is a member of the Certificate of Deposit Account Registry Service (“CDARS”) network. Included in in-market time deposits at December 31, 2011 were CDARS reciprocal time deposits of $18 million, which were down by $82 million from December 31, 2010.

Borrowings
Federal Home Loan Bank Advances
The Corporation utilizes advances from the FHLBB as well as other borrowings as part of its overall funding strategy.  FHLBB advances were used to meet short-term liquidity needs, to purchase securities and to purchase loans from other institutions.  FHLBB advances increased by $41.8 million during the year and amounted to $540.5 million at December 31, 2011.

During 2011 and in connection with the Corporation's ongoing interest rate risk management efforts, the Corporation modified the terms to extend the maturity dates of certain FHLBB advances totaling $153.8 million with original maturity dates in 2012, 2013 and 2014.  As a result, the Corporation realized total interest expense savings of approximately $624 thousand in 2011.

During 2011, balance sheet deleveraging transactions were consummated, which consisted of the sale of $9.7 million in mortgage-backed securities and the prepayment of $9.0 million in FHLBB advances. As a result, $368 thousand of net realized gains on securities and $694 thousand debt prepayment penalty charges were recognized.

See Note 11 to the Consolidated Financial Statements for additional information on borrowings.

Other Borrowings
Other borrowings largely consist of securities sold under repurchase agreements.  Other borrowings amounted to $19.8 million at December 31, 2011, compared to $23.4 million at December 31, 2010.

See Note 11 to the Consolidated Financial Statements for additional information on borrowings.

Liquidity and Capital Resources
Liquidity Management
Liquidity is the ability of a financial institution to meet maturing liability obligations and customer loan demand.  Washington Trust’s primary source of liquidity is deposits, which funded approximately 70% of total average assets in 2011.  While the generally preferred funding strategy is to attract and retain low cost deposits, the ability to do so is affected by competitive interest rates and terms in the marketplace.  Other sources of funding include discretionary use of purchased liabilities (e.g., FHLBB term advances and other borrowings), cash flows from the Corporation’s securities portfolios and loan repayments.  Securities designated as available for sale may also be sold in response to short-term or long-term liquidity needs although management has no intention to do so at this time.

Washington Trust has a detailed liquidity funding policy and a contingency funding plan that provide for the prompt and comprehensive response to unexpected demands for liquidity.  Management employs stress testing methodology to estimate needs for contingent funding that could result from unexpected outflows of funds in excess of “business as usual” cash flows.  In management’s estimation, risks are concentrated in two major categories: (1) runoff of in-market deposit balances; and (2) unexpected drawdown of loan commitments.  Of the two categories, potential runoff of deposit balances would have the most significant impact on contingent liquidity.  Our stress test scenarios, therefore, emphasize attempts to quantify deposits at risk over selected time horizons.  In addition to these unexpected outflow risks, several other “business as usual” factors enter into the calculation of the adequacy of contingent liquidity including (1) payment proceeds from loans and investment securities; (2) maturing debt obligations; and (3) maturing time deposits.  Washington Trust has established collateralized borrowing capacity with the Federal Reserve Bank of Boston and also maintains additional collateralized borrowing capacity with the FHLBB in excess of levels used in the ordinary course of business.

The ALCO establishes and monitors internal liquidity measures to manage liquidity exposure.  Liquidity remained well within target ranges established by the ALCO during 2011.  Based on its assessment of the liquidity considerations described above, management believes the Corporation’s sources of funding will meet anticipated funding needs.

For 2011, net cash provided by financing activities amounted to $115.7 million.  Total deposits increased by $90.0 million, while FHLBB advances increased by $41.8 million and cash dividends paid totaled $14.2 million in 2011.  See additional disclosure regarding FHLBB advances under the caption “Borrowings”.  Net cash used in investing activities totaled $158.6 million for 2011.  Proceeds from the sales of securities as well as maturities and principal paydowns were offset by purchases of securities and loan growth.   Net cash provided by operating activities amounted to $37.2 million for 2011, most of which was generated by net income.  See the Corporation's Consolidated Statements of Cash Flows for further information about sources and uses of cash.

Capital Resources
Total shareholders’ equity amounted to $281.4 million at December 31, 2011, compared to $268.9 million at December 31, 2010. A charge of $7.0 million to the accumulated other comprehensive income component shareholders' equity was recorded at December 31, 2011, associated with the periodic remeasurement of the value of defined benefit pension liabilities. This charge was largely due to a decline in the discount rates used to measure the present value of pension liabilities as a result of a reduction in market rates of interest.

The Corporation’s 2006 Stock Repurchase Plan authorizes the repurchase of up to 400,000 shares.  As of December 31, 2011, a cumulative total of 185,400 shares have been repurchased. All of these shares of stock were repurchased in 2007 at a total cost of $4.8 million.

The ratio of total equity to total assets amounted to 9.2% at December 31, 2011 and 2010.  Book value per share at December 31, 2011 and 2010 amounted to $17.27 and $16.63, respectively.

The Bancorp and the Bank are subject to various regulatory capital requirements.  As of December 31, 2011, the Bancorp and the Bank are categorized as “well-capitalized” under the regulatory framework for prompt corrective action.  See Note 12 to the Consolidated Financial Statements for additional discussion of capital requirements.

Contractual Obligations and Commitments
The Corporation has entered into numerous contractual obligations and commitments.  The following table summarizes our contractual cash obligations and other commitments at December 31, 2011.

(Dollars in thousands)	Payments Due by Period
	Total	Less Than 1 Year (1)	1-3 Years	4-5 Years	After 5 Years
Contractual Obligations:
FHLBB advances (2)	$540,450	$138,965	$132,866	$224,806	$43,813
Junior subordinated debentures	32,991	—	—	—	32,991
Operating lease obligations	17,004	2,029	3,955	2,619	8,401
Software licensing arrangements	4,288	1,771	2,048	469	—
Other borrowings	19,758	19,538	86	101	33
Total contractual obligations	$614,491	$162,303	$138,955	$227,995	$85,238

(1)	Maturities or contractual obligations are considered by management in the administration of liquidity and are routinely refinanced in the ordinary course of business.

(2)
All FHLBB advances are shown in the period corresponding to their scheduled maturity.  Some FHLBB advances are callable at earlier dates.  See Note 11 to the Consolidated Financial Statements for additional information.

(Dollars in thousands)	Amount of Commitment Expiration – Per Period
	Total	Less Than 1 Year	1-3 Years	4-5 Years	After 5 Years
Other Commitments:
Commercial loans	$222,805	$124,319	$39,544	$13,417	$45,525
Home equity lines	185,124	473	—	—	184,651
Other loans	35,035	28,259	1,056	5,720	—
Standby letters of credit	8,560	6,960	1,600	—	—
Forward loan commitments to:
Originate loans	56,950	56,950	—	—	—
Sell loans	76,574	76,574	—	—	—
Customer related derivative contracts:
Interest rate swaps with customers	61,586	—	42,033	12,859	6,694
Mirror swaps with counterparties	61,586	—	42,033	12,859	6,694
Interest rate risk management contract:
Interest rate swap	32,991	—	10,310	22,681	—
Total commitments	$741,211	$293,535	$136,576	$67,536	$243,564

The Corporation expects to contribute $3.0 million to its qualified pension plan in 2012.  In addition, the Corporation expects to contribute $723 thousand in benefit payments to the non-qualified retirement plans in 2012.  Volatility in the value of plan assets may cause the Corporation to make higher levels of contributions in future years.  See Note 15 to the Consolidated Financial Statements for disclosure on pension liabilities.

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

For additional information on derivative financial instruments and financial instruments with off-balance sheet risk see Notes 13 and 19 to the Consolidated Financial Statements.

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

The ALCO manages the Corporation’s interest rate risk using income simulation to measure interest rate risk inherent in the Corporation’s on-balance sheet and off-balance sheet financial instruments at a given point in time by showing the effect of interest rate shifts on net interest income over a 12-month horizon, the 13 to 24 month horizon and a 60-month horizon.  The simulations assume that the size and general composition of the Corporation’s balance sheet remain static over the simulation horizons, with the exception of certain deposit mix shifts from low-cost core savings to higher-cost time deposits in selected interest rate scenarios.  Additionally, the simulations take into account the specific repricing, maturity, call options, and prepayment characteristics of differing financial instruments that may vary under different interest rate scenarios.  The characteristics of financial instrument classes are reviewed periodically by the ALCO to ensure their accuracy and consistency.

The ALCO reviews simulation results to determine whether the Corporation’s exposure to a decline in net interest income remains within established tolerance levels over the simulation horizons and to develop appropriate strategies to manage this exposure.  As of December 31, 2011 and 2010, net interest income simulations indicated that exposure to changing interest rates over the simulation horizons remained within tolerance levels established by the Corporation.  The Corporation defines maximum unfavorable net interest income exposure to be a change of no more than 5% in net interest income over the first 12 months, no more than 10% over the second 12 months, and no more than 10% over the full 60-month simulation horizon.  All changes are measured in comparison to the projected net interest income that would result from an “unchanged” rate scenario where both interest rates and the composition of the Corporation’s balance sheet remain stable for a 60-month period.  In addition to measuring the change in net interest income as compared to an unchanged interest rate scenario, the ALCO also measures the trend of both net interest income and net interest margin over a 60-month horizon to ensure the stability and adequacy of this source of earnings in different interest rate scenarios.

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

The following table sets forth the estimated change in net interest income from an unchanged interest rate scenario over the periods indicated for parallel changes in market interest rates using the Corporation’s on- and off-balance sheet financial instruments as of December 31, 2011 and 2010.  Interest rates are assumed to shift by a parallel 100, 200 or 300 basis points upward or 100 basis points downward over a 12-month period, except for core savings deposits, which are assumed to shift by lesser amounts due to their relative historical insensitivity to market interest rate movements.  Further, deposits are assumed to have certain minimum rate levels below which they will not fall.  It should be noted that the rate scenarios shown do not necessarily reflect the ALCO’s view of the “most likely” change in interest rates over the periods indicated.

December 31,	2011		2010
	Months 1 - 12	Months 13 - 24	Months 1 - 12	Months 13 - 24
100 basis point rate decrease	(2.29)%	(6.70)%	(2.18)%	(6.34)%
100 basis point rate increase	2.06%	3.25%	2.12%	2.50%
200 basis point rate increase	4.13%	5.88%	4.50%	5.10%
300 basis point rate increase	5.45%	6.40%	7.64%	6.18%

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

The Corporation also monitors the potential change in market value of its available for sale debt securities in changing interest rate environments.  The purpose is to determine market value exposure that may not be captured by income simulation, but which might result in changes to the Corporation’s capital position.  Results are calculated using industry-standard analytical techniques and securities data.  Available for sale equity securities are excluded from this analysis because the market value of such securities cannot be directly correlated with changes in interest rates.  The following table summarizes the potential change in market value of the Corporation’s available for sale debt securities as of December 31, 2011 and 2010 resulting from immediate parallel rate shifts:

(Dollars in thousands)	Down 100	Up 200
	Basis	Basis
Security Type	Points	Points
U.S. government-sponsored enterprise securities (noncallable)	$777	($1,473)
States and political subdivisions	2,624	(4,919)
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	3,645	(16,027)
Trust preferred debt and other corporate debt securities	1,092	695
Total change in market value as of December 31, 2011	$8,138	($21,724)
Total change in market value as of December 31, 2010	$10,953	($30,438)

See Notes 13 and 19 to the Consolidated Financial Statements for more information regarding the nature and business purpose of derivative financial instruments and financial instruments with off-balance sheet risk.

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

The Corporation’s management assessed the effectiveness of the Corporation’s internal control over financial reporting as of December 31, 2011.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2011, the Corporation’s internal control over financial reporting is effective based on those criteria.

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

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc:

We have audited Washington Trust Bancorp, Inc. and Subsidiaries’ (the “Corporation’s”) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, the Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 7, 2012 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP
Providence, Rhode Island
March 7, 2012

Report of Independent Registered Public Accounting Firm

[Graphic Omitted]

The Board of Directors and Shareholders
Washington Trust Bancorp, Inc.:

We have audited the accompanying consolidated balance sheets of Washington Trust Bancorp, Inc. and Subsidiaries (the “Corporation”) as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011.  These consolidated financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Washington Trust Bancorp, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 4 to the consolidated financial statements, as of January 1, 2009, the Corporation changed its method of evaluating other-than-temporary impairments of debt securities to comply with new accounting requirements issued by the FASB.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 7, 2012 expressed an unqualified opinion on the effectiveness of the Corporation’s internal control over financial reporting.

/s/ KPMG LLP
Providence, Rhode Island
March 7, 2012

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands,
CONSOLIDATED BALANCE SHEETS	except par value)

December 31,	2011	2010
Assets:
Cash and due from banks	$82,238	$85,971
Short-term investments	4,782	6,765
Mortgage loans held for sale; amortized cost $19,624 in 2011	20,340	13,894
Securities:
Available for sale, at fair value; amortized cost $524,036 in 2011 and $578,897 in 2010	541,253	594,100
Held to maturity, at cost; fair value $52,499 in 2011	52,139	—
Total securities	593,392	594,100
Federal Home Loan Bank stock, at cost	42,008	42,008
Loans:
Commercial and other	1,124,628	1,027,065
Residential real estate	700,414	645,020
Consumer	322,117	323,553
Total loans	2,147,159	1,995,638
Less allowance for loan losses	29,802	28,583
Net loans	2,117,357	1,967,055
Premises and equipment, net	26,028	26,069
Investment in bank-owned life insurance	53,783	51,844
Goodwill	58,114	58,114
Identifiable intangible assets, net	6,901	7,852
Other assets	59,155	55,853
Total assets	$3,064,098	$2,909,525
Liabilities:
Deposits:
Demand deposits	$339,809	$228,437
NOW accounts	257,031	241,974
Money market accounts	406,777	396,455
Savings accounts	243,904	220,888
Time deposits	878,794	948,576
Total deposits	2,126,315	2,036,330
Federal Home Loan Bank advances	540,450	498,722
Junior subordinated debentures	32,991	32,991
Other borrowings	19,758	23,359
Other liabilities	63,233	49,259
Total liabilities	2,782,747	2,640,661
Commitments and contingencies
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issue 16,292,471 shares in 2011 and 16,171,618 shares in 2010	1,018	1,011
Paid-in capital	88,030	84,889
Retained earnings	194,198	178,939
Accumulated other comprehensive (loss) income	(1,895)	4,025
Total shareholders’ equity	281,351	268,864
Total liabilities and shareholders’ equity	$3,064,098	$2,909,525

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands,
CONSOLIDATED STATEMENTS OF INCOME	except per share amounts)

	Years ended December 31,	2011	2010	2009
	Interest income:
	Interest and fees on loans	$99,319	$98,070	$96,796
Interest on securities:	Taxable	18,704	21,824	29,423
	Nontaxable	3,002	3,077	3,116
	Dividends on corporate stock and Federal Home Loan Bank stock	252	198	245
	Other interest income	69	85	50
	Total interest income	121,346	123,254	129,630
	Interest expense:
	Deposits	15,692	20,312	32,638
	Federal Home Loan Bank advances	18,158	22,786	28,172
	Junior subordinated debentures	1,568	1,989	1,947
	Other interest expense	973	976	981
	Total interest expense	36,391	46,063	63,738
	Net interest income	84,955	77,191	65,892
	Provision for loan losses	4,700	6,000	8,500
	Net interest income after provision for loan losses	80,255	71,191	57,392
	Noninterest income:
	Wealth management services:
	Trust and investment advisory fees	22,532	20,670	18,128
	Mutual fund fees	4,287	4,423	4,140
	Financial planning, commissions and other service fees	1,487	1,299	1,518
	Wealth management services	28,306	26,392	23,786
	Service charges on deposit accounts	3,455	3,587	3,667
	Merchant processing fees	9,905	9,156	7,844
	Card interchange fees	2,249	1,975	1,628
	Income from bank-owned life insurance	1,939	1,887	1,794
	Net gains on loan sales and commissions on loans originated for others	5,074	4,052	4,352
	Net realized gains on securities	698	729	314
	Net gains (losses) on interest rate swap contracts	6	(36)	697
	Equity in losses of unconsolidated subsidiaries	(213)	(337)	—
	Other income	1,536	1,485	1,708
	Noninterest income, excluding other-than-temporary impairment losses	52,955	48,890	45,790
	Total other-than-temporary impairment losses on securities	(54)	(245)	(6,650)
	Portion of loss recognized in other comprehensive income (before tax)	(137)	(172)	3,513
	Net impairment losses recognized in earnings	(191)	(417)	(3,137)
	Total noninterest income	52,764	48,473	42,653
	Noninterest expense:
	Salaries and employee benefits	51,095	47,429	41,917
	Net occupancy	5,295	4,851	4,790
	Equipment	4,344	4,099	3,917
	Merchant processing costs	8,560	7,822	6,652
	Outsourced services	3,530	3,304	3,169
	FDIC deposit insurance costs	2,043	3,163	4,397
	Legal, audit and professional fees	1,927	1,813	2,443
	Advertising and promotion	1,819	1,633	1,687
	Amortization of intangibles	951	1,091	1,209
	Foreclosed property costs	878	841	72
	Debt prepayment penalties	694	752	—
	Other expenses	9,237	8,513	7,350
	Total noninterest expense	90,373	85,311	77,603
	Income before income taxes	42,646	34,353	22,442
	Income tax expense	12,922	10,302	6,346
	Net income	$29,724	$24,051	$16,096
	Weighted average common shares outstanding - basic	16,254	16,114	15,995
	Weighted average common shares outstanding - diluted	16,284	16,123	16,041
Per share information:	Basic earnings per common share	$1.82	$1.49	$1.01
	Diluted earnings per common share	$1.82	$1.49	$1.00
	Cash dividends declared per share	$0.88	$0.84	$0.84
The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2009	15,935	$1,001	$82,095	$164,679	($10,458)	($2,206)	$235,111
Cumulative effect adjustment of change in accounting principle, net of $663 income tax benefit				1,196	(1,196)		—
Net income for 2009				16,096			16,096
Unrealized gains on securities, net of $5,724 income tax expense					10,334		10,334
Noncredit-related losses on securities not expected to be sold, net of $1,252 income tax benefit					(2,261)		(2,261)
Reclassification adjustments for net realized losses on securities included in net income, net of $2,258 income tax benefit					4,077		4,077
Defined benefit plan obligation adjustment, net of $1,605 income tax expense					2,878		2,878
Unrealized gains on cash flow hedges, net of $7 income tax expense					13		13
Reclassification adjustments for net realized losses on cash flow hedges included in net income, net of $28 income tax benefit					(50)		(50)
Comprehensive income							31,087
Cash dividends declared				(13,457)			(13,457)
Share-based compensation			708				708
Deferred compensation plan	3		(40)			93	53
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	44	1	(504)			841	338
Shares issued – dividend reinvestment plan	61	2	333			771	1,106
Balance at December 31, 2009	16,043	$1,004	$82,592	$168,514	$3,337	($501)	$254,946

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars and shares in thousands)
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Continued)

	Common Shares Outstanding	Common Stock	Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total
Balance at January 1, 2010	16,043	$1,004	$82,592	$168,514	$3,337	($501)	$254,946
Net income for 2010				24,051			24,051
Unrealized gains on securities, net of $729 income tax expense					1,099		1,099
Reclassification adjustments for net realized gains on securities included in net income, net of $172 income tax expense					(311)		(311)
Credit-related OTTI realized losses transferred to net income, net of $61 income tax benefit					111		111
Defined benefit plan obligation adjustment, net of $240 income tax expense					452		452
Unrealized losses on cash flow hedges, net of $507 income tax benefit					(915)		(915)
Reclassification adjustments for net realized gains on cash flow hedges included in net income, net of $139 income tax expense					252		252
Comprehensive income							24,739
Cash dividends declared				(13,626)			(13,626)
Share-based compensation			909				909
Deferred compensation plan	3		(20)			64	44
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	69	5	841			4	850
Shares issued – dividend reinvestment plan	57	2	567			433	1,002
Balance at December 31, 2010	16,172	$1,011	$84,889	$178,939	$4,025	$—	$268,864
Net income for 2011				29,724			29,724
Unrealized gains on securities, net of $998 income tax expense					1,622		1,622
Reclassification adjustments for net realized gains on securities included in net income, net of $229 income tax expense					(415)		(415)
Credit-related OTTI realized losses transferred to net income, net of $49 income tax benefit					88		88
Defined benefit plan obligation adjustment, net of $3,743 income tax benefit					(6,759)		(6,759)
Unrealized losses on cash flow hedges, net of $522 income tax benefit					(942)		(942)
Reclassification adjustments for net realized gains on cash flow hedges included in net income, net of $269 income tax expense					486		486
Comprehensive income							23,804
Cash dividends declared				(14,465)			(14,465)
Share-based compensation			1,394				1,394
Exercise of stock options, issuance of other compensation-related equity instruments and related tax benefit	87	5	995				1,000
Shares issued – dividend reinvestment plan	33	2	752				754
Balance at December 31, 2011	16,292	$1,018	$88,030	$194,198	($1,895)	$—	$281,351

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,	2011	2010	2009
	Cash flows from operating activities:
	Net income	$29,724	$24,051	$16,096
	Adjustments to reconcile net income to net cash provided by operating activities:
	Provision for loan losses	4,700	6,000	8,500
	Depreciation of premises and equipment	3,174	3,083	3,113
	Foreclosed and repossessed property valuation adjustments	642	618	—
	Net gain on sale of premises	(211)	—	—
	Net amortization of premium and discount	1,768	797	335
	Net amortization of intangibles	951	1,091	1,209
	Non–cash charitable contribution	990	—	—
	Share–based compensation	1,394	909	708
	Deferred income tax benefit	(863)	(688)	(1,500)
	Earnings from bank-owned life insurance	(1,939)	(1,887)	(1,794)
	Net gains on loan sales and commissions on loans originated for others	(5,074)	(4,052)	(4,352)
	Net realized gains on securities	(698)	(729)	(314)
	Net impairment losses recognized in earnings	191	417	3,137
	Net (gains) losses on interest rate swap contracts	(6)	36	(697)
	Equity in losses of unconsolidated subsidiaries	213	337	—
	Proceeds from sales of loans	208,275	201,450	250,467
	Loans originated for sale	(206,242)	(201,771)	(253,442)
	(Increase) decrease in other assets	(2,804)	646	(11,796)
	Increase (decrease) in other liabilities	3,014	131	(3,045)
	Net cash provided by operating activities	37,199	30,439	6,625
	Cash flows from investing activities:
Purchases of:	Mortgage-backed securities available for sale	(115,208)	(122,240)	—
	Other investment securities available for sale	(5,000)	(40,886)	(304)
	Mortgage-backed securities held to maturity	(53,720)	—	—
Proceeds from sales of:	Mortgage-backed securities available for sale	46,889	64,275	—
	Other investment securities available for sale	9,572	34,822	1,604
Maturities and principal payments of:	Mortgage-backed securities available for sale	115,500	150,062	171,330
	Other investment securities available for sale	855	12,000	17,475
	Mortgage-backed securities held to maturity	1,489	—	—
	Net increase in loans	(148,652)	(77,382)	(79,661)
	Purchases of loans, including purchased interest	(9,677)	(2,842)	(5,421)
	Proceeds from the sale of property acquired through foreclosure or repossession	2,190	821	607
	Proceeds from sale of premises and equipment, net of selling costs	1,279	—	—
	Purchases of premises and equipment	(3,644)	(1,683)	(5,557)
	Purchases of bank-owned life insurance	—	(5,000)	—
	Equity investment in real estate limited partnership	(449)	(1,798)	(295)
	Payment of deferred acquisition obligation	—	—	(2,509)
	Net cash (used in) provided by investing activities	(158,576)	10,149	97,269

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES	(Dollars in thousands)
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

Years ended December 31,	2011	2010	2009
Cash flows from financing activities:
Net increase in deposits	89,985	113,320	132,142
Net (decrease) increase in other borrowings	(3,601)	1,858	(2,733)
Proceeds from Federal Home Loan Bank advances	514,475	204,540	276,670
Repayment of Federal Home Loan Bank advances	(472,747)	(313,144)	(498,960)
Issuance of treasury stock, including net deferred compensation plan activity	—	44	53
Proceeds from the issuance of common stock under dividend reinvestment plan	754	1,002	1,106
Proceeds from the exercise of stock options and issuance of other compensation-related equity instruments	885	785	364
Tax benefit (expense) from stock option exercises and issuance of other compensation-related equity instruments	115	65	(26)
Cash dividends paid	(14,205)	(13,582)	(13,440)
Net cash provided by (used in) financing activities	115,661	(5,112)	(104,824)
Net (decrease) increase in cash and cash equivalents	(5,716)	35,476	(930)
Cash and cash equivalents at beginning of year	92,736	57,260	58,190
Cash and cash equivalents at end of year	$87,020	$92,736	$57,260

Noncash Investing and Financing Activities:
Loans charged off	$3,834	$5,402	$5,162
Loans transferred to property acquired through foreclosure or repossession	2,031	3,255	2,210
Reclassification of other-than-temporary impairment charge (see Note 4)	—	—	1,859

Supplemental Disclosures:
Interest payments	$35,594	$44,244	$61,561
Income tax payments	13,390	10,663	9,776

The accompanying notes are an integral part of these consolidated financial statements.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011 and 2010

General
Washington Trust Bancorp, Inc. (the “Bancorp”) is a publicly-owned registered bank holding company and financial holding company.  The Bancorp owns all of the outstanding common stock of The Washington Trust Company (the “Bank”), a Rhode Island chartered commercial bank founded in 1800.  Through its subsidiaries, the Bancorp offers a complete product line of financial services including commercial, residential and consumer lending, retail and commercial deposit products, and wealth management services through its offices in Rhode Island, eastern Massachusetts and Connecticut.

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

In determining whether an other-than-temporary impairment has occurred for debt securities, the Corporation compares the present value of cash flows expected to be collected from the security with the amortized cost of the security. If the present value of expected cash flows is less than the amortized cost of the security, then the entire amortized cost of the security will not be recovered; that is, a credit loss exists, and an other-than-temporary impairment shall be considered to have occurred. The credit loss component of an other-than-temporary impairment write-down for debt securities is recorded in earnings while the remaining portion of the impairment loss is recognized, net of tax, in other comprehensive income provided that the Corporation does not intend to sell the underlying debt security and it is more-likely-than not that the Corporation would not have to sell the debt security prior to recovery of the unrealized loss, which may be to maturity. If the Corporation intended to sell any securities with an unrealized loss or it is more-likely than not that the Corporation would be required to sell the investment securities, before recovery of their amortized cost basis, then the entire unrealized loss would be recorded in earnings.

See Note 4 for further discussion on the Corporation’s investment securities portfolio.

Federal Home Loan Bank Stock
The Bank is a member of the Federal Home Loan Bank of Boston (“FHLBB”).  The FHLBB is a cooperative that provides services, including funding in the form of advances, to its member banking institutions.  As a requirement of membership, the Bank must own a minimum amount of FHLBB stock, calculated periodically based primarily on its level of borrowings from the FHLBB.  No market exists for shares of the FHLBB and therefore, they are carried at par value.  FHLBB stock may be redeemed at par value five years following termination of FHLBB membership, subject to limitations which may be imposed by the FHLBB or its regulator, the Federal Housing Finance Board, to maintain capital adequacy of the FHLBB.  While the Corporation currently has no intentions to terminate its FHLBB membership, the ability to redeem its investment in FHLBB stock would be subject to the conditions imposed by the FHLBB.  Based on the capital adequacy and the liquidity position of the FHLBB, management believes there is no impairment related to the carrying amount of the Corporation’s FHLBB stock as of December 31, 2011.  Further deterioration of the FHLBB’s capital levels may require the Corporation to deem its restricted investment in FHLBB stock to be other-than-temporarily impaired. If evidence of impairment exists in the future, the FHLBB stock would reflect fair value using either observable or unobservable inputs.  The Corporation will continue to monitor its investment in FHLBB stock.

Mortgage Banking Activities
Mortgage Loans Held for Sale - Residential mortgage loans originated and intended for sale in the secondary market are classified as held for sale.  Prior to July 1, 2011, loans held for sale were carried at the lower of cost or fair value (“LOCOM”). Effective July, 2011, pursuant to Accounting Standards Codification ("ASC") 825, “Financial Instruments,” the Company elected to carry newly originated closed loans held for sale at fair value. Changes in fair value relating to loans held for sale and forward sale commitments are recorded in earnings and are offset by changes in fair value relating to interest rate lock commitments. Gains and losses on residential loan sales are recorded in noninterest income as net gains on loan sales and commissions on loans originated for others.

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

Nonaccrual Loans - Loans, with the exception of certain well-secured residential mortgage loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest or sooner if considered appropriate by management.  Well-secured

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection.  Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful.  Interest previously accrued but not collected on such loans is reversed against current period income.  Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management’s assessment of the ultimate collectibility of the loan.  Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management’s opinion, the loans are considered to be fully collectible.

Troubled Debt Restructured Loans - Restructured loans include those for which concessions such as reduction of interest rates, other than normal market rate adjustments, or deferral of principal or interest payments have been granted due to a borrower’s financial condition.  Restructured loans are classified as accruing or non-accruing based on management’s assessment of the collectibility of the loan.  Loans which are already on nonaccrual status at the time of the restructuring generally remain on nonaccrual status for approximately six months before management considers such loans for return to accruing status.  Accruing troubled debt restructured loans are placed into nonaccrual status if and when the borrower fails to comply with the restructured terms and management deems it unlikely that the borrower will return to a status of compliance in the near term.  Troubled debt restructurings are generally reported as such for at least one year from the date of the restructuring.  In years after the restructuring, troubled debt restructured loans are removed from this classification if the restructuring did not involve a below market rate concession and the loan is not deemed to be impaired based on the terms specified in the restructuring agreement.

Impaired Loans - Impaired loans are loans for which it is probable that the Corporation will not be able to collect all amounts due according to the contractual terms of the loan agreements and all loans restructured in a troubled debt restructuring.  Impaired loans do not include large groups of smaller-balance homogeneous loans that are collectively evaluated for impairment, which consist of most residential mortgage loans and consumer loans.  Impairment is measured on a discounted cash flow method based upon the loan’s contractual effective interest rate, or at the loan’s observable market price, or if the loan is collateral dependent, at the fair value of the collateral less costs to sell.  Impairment is also measured based on the fair value of the collateral less costs to sell if it is determined that foreclosure is probable.  Interest income on nonaccrual impaired loans is recognized as described above under the caption “Nonaccrual Loans.”  Impaired accruing loans consist of those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt.

Allowance for Loan Losses
The allowance for loan losses is management’s best estimate of the probable loan losses inherent in the loan portfolio as of the balance sheet date.  The allowance is increased by provisions charged to earnings and by recoveries of amounts previously charged off, and is reduced by charge-offs on loans (or portions thereof) deemed to be uncollectible.  Loan charge-offs are recognized when management believes the collectibility of the principal balance outstanding is unlikely.  Full or partial charge-offs on collateral dependent impaired loans are generally recognized when the collateral is deemed to be insufficient to support the carrying value of the loan.

A methodology is used to systematically measure the amount of estimated loan loss exposure inherent in the loan portfolio for the purposes of establishing a sufficient allowance for loan losses.  The methodology includes three elements: (1) identification of loss allocations for certain specific loans deemed to be impaired, (2) loss allocation factors for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar economic indicators, and (3) general loss allocations for other environmental factors, which is classified as “unallocated”.

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
December 31, 2011 and 2010

selling expenses.  Increases to the valuation allowance, expenses associated with ownership of these properties, and gains and losses from their sale are included in foreclosed property costs.

Loans that are substantively repossessed include only those loans for which the Corporation has taken possession of the collateral, but has not completed legal foreclosure proceedings.

Bank-Owned Life Insurance (“BOLI”)
The investment in BOLI represents the cash surrender value of life insurance policies on the lives of certain Bank employees who have provided positive consent allowing the Bank to be the beneficiary of such policies.  Increases in the cash value of the policies, as well as insurance proceeds received, are recorded in noninterest income, and are not subject to income taxes.  The financial strength of the insurance carrier is reviewed prior to the purchase of BOLI and annually thereafter.

Investment in Real Estate Limited Partnership
Washington Trust has a 99.9% ownership interest in two real estate limited partnerships that renovate, own and operate two low-income housing complexes.  Washington Trust neither actively participates nor has a controlling interest in these limited partnerships and accounts for its investments under the equity method of accounting.  The carrying value of the investments is recorded in other assets on the Consolidated Balance Sheet.  Net losses generated by the partnership are recorded as a reduction to Washington Trust’s investment and as a reduction of noninterest income in the Consolidated Statements of Income.  Tax credits generated by the partnership are recorded as a reduction in the income tax provision in the year they are allowed for tax reporting purposes.

The results of operations of the real estate limited partnerships are periodically reviewed to determine if the partnership generates sufficient operating cash flow to fund its current obligations.  In addition, the current value of the underlying properties is compared to the outstanding debt obligations.  If it is determined that the investment is permanently impaired, the carrying value will be written down to the estimated realizable value.

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

Stock-Based Compensation
Stock-based compensation plans provide for awards of share options and other equity incentives including nonvested share units and share awards and nonvested performance shares.

Compensation expense for share options and nonvested share units and share awards is recognized over the service period based on the fair value at the date of grant. The Corporation estimates grant date fair value for share options using the Black-Scholes option-pricing model. Nonvested performance share compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change.

Excess tax benefits (expenses) related to stock option exercises and issuance of other compensation-related equity instruments are reflected on the Consolidated Statements of Cash Flows as financing activity.

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

Earnings Per Share (“EPS”)
The Company utilizes the two-class method earnings allocation formula to determine earnings per share of each class of stock according to dividends and participation rights in undistributed earnings. The adoption of these provisions of ASC 260 did not have a material impact on the Corporation's financial position or results of operations.

Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of common stock equivalents.

Comprehensive Income
Comprehensive income is defined as all changes in equity, except for those resulting from transactions with shareholders.  Net income is a component of comprehensive income, with all other components referred to in the aggregate as other comprehensive income.

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
December 31, 2011 and 2010

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

Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC Topic 820, “Fair Value Measurements and Disclosures”, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  The required disclosures about fair value measurements have been included in Note 14.

(2) Recently Issued Accounting Pronouncements
Receivables – Topic 310
Accounting Standards Update No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses” (“ASU 2010-20”), was issued in July 2010. ASU 2010-20 significantly enhances disclosures that entities must make about the credit quality of financing receivables and the allowance for credit losses. The Financial Accounting Standards Board (“FASB”) issued the ASU to give financial statement users greater transparency about entities’ credit-risk exposures and the allowance for credit losses. The disclosures provide financial statement users with additional information about the nature of credit risks inherent in entities’ financing receivables, how credit risk is analyzed and assessed when determining the allowance for credit losses, and the reasons for the change in the allowance for credit losses. Accounting Standards Update No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update 2010-20” (“ASU 2011-01”), was issued in January 2011 and delayed the effective date of the ASU 2010-20 disclosures pertaining to troubled debt restructurings. The disclosures required by ASU 2011-01 were effective for interim and annual periods beginning after June 15, 2011. The provisions of ASU 2010-20 and ASU 2011-01 encouraged, but did not require, comparative disclosures for earlier reporting periods that ended before initial adoption. Effective December 31, 2010, we adopted the provisions of ASU 2010-20 requiring end of period disclosures about credit quality of financing receivables and the allowance for credit losses. Effective September 30, 2011, we adopted the remaining provisions of ASU 2010-20 and ASU 2011-01 pertaining to troubled debt restructurings. The adoption of ASU 2010-20 and ASU 2011-01 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2011-02, “A Creditor’s Determination of Whether a Restructuring Is a Troubled Debt Restructuring” (“ASU 2011-02”), was issued in April 2011. ASU 2011-02 provides additional guidance to assist creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a trouble debt restructuring. ASU 2011-02 was effective for interim and annual reporting periods beginning after June 15, 2011 and was applied retrospectively to the beginning of the 2011 annual period. The adoption of ASU 2011-02 did not have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

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

Comprehensive Income – Topic 220
Accounting Standards Update No. 2011-05, “Presentation of Comprehensive Income” (“ASU 2011-05”), was issued in June 2011.  The FASB issued ASU 2011-05 to improve the comparability, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  ASU 2011-05 eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity.  ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements.  Furthermore, entities must present separately on the income statement, reclassification adjustments between other comprehensive income and net income.The provisions of ASU 2011-05 are to be applied retrospectively and are effective for fiscal years and interim periods within those years, beginning after December 15, 2011.  The adoption of ASU 2011-05 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”), was issued in December 2011. ASU 2011-12 defers the effective date of the requirement to present separate line items on the income statement for reclassification adjustments of items out of accumulated other

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

comprehensive income into net income. The deferral amendments were made allow FASB time to consider operational concerns about the presentation requirements for reclassification adjustments. During the deferral period, reclassification adjustments out of accumulated other comprehensive income should continue to be reported consistent with the presentation requirements in effect before ASU 2011-05. All other requirements in ASU 2011-05 are not affected by this amendment.

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

Balance Sheet - Topic 210
Accounting Standards Update No. 2011-11, “Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”), was issued in December 2011 and is intended to enhance current disclosure requirements on offsetting financial assets and liabilities. The requirements in ASU 2011-11 will enable users to compare balance sheets prepared under U.S. GAAP and International Financial Reporting Standards (“IFRS”), which are subject to different offsetting models. The requirements will affect all entities that have financial instruments that are either offset in the balance sheet or subject to an enforceable master netting arrangement or similar agreement. ASU 2011-11 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The required disclosures shall be provided retrospectively for all comparative periods presented. ASU 2011-11 is not expected to have a material impact on the Corporation’s consolidated financial position, results of operations or cash flows.

(3) Cash and Due from Banks
The Bank is required to maintain certain average reserve balances with the Board of Governors of the Federal Reserve System (“FRB”).  Such reserve balances amounted to $4.0 million at December 31, 2011 and 2010 and are included in cash and due from banks in the Consolidated Statements of Condition.

As of December 31, 2011 and 2010, cash and due from banks includes interest-bearing deposits in other banks of $41.6 million and $50.5 million, respectively.

(4) Securities
The amortized cost, gross unrealized holding gains, gross unrealized holding losses, and fair value of securities by major security type and class of security at December 31, 2011 and 2010 were as follows:

(Dollars in thousands)
December 31, 2011	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$29,429	$3,404	$—	$32,833
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	369,946	19,712	—	389,658
States and political subdivisions	74,040	5,453	—	79,493
Trust preferred securities:
Individual name issuers	30,639	—	(8,243)	22,396
Collateralized debt obligations	4,256	—	(3,369)	887
Corporate bonds	13,872	813	(403)	14,282
Perpetual preferred stocks (2)	1,854	—	(150)	1,704
Total securities available for sale	$524,036	$29,382	($12,165)	$541,253
Held to Maturity:
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	$52,139	$360	$—	$52,499
Total securities held to maturity	$52,139	$360	$—	$52,499
Total securities	$576,175	$29,742	($12,165)	$593,752

(Dollars in thousands)
December 31, 2010	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises	$36,900	$4,094	$—	$40,994
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	411,087	19,068	(384)	429,771
States and political subdivisions	79,455	1,975	(375)	81,055
Trust preferred securities:
Individual name issuers	30,601	—	(7,326)	23,275
Collateralized debt obligations	4,466	—	(3,660)	806
Corporate bonds	13,874	1,338	—	15,212
Common stocks	660	149	—	809
Perpetual preferred stocks (2)	1,854	324	—	2,178
Total securities available for sale	$578,897	$26,948	($11,745)	$594,100

(1)	Net of other-than-temporary impairment losses.

(2)	Callable at the discretion of the issuer.

Securities available for sale and held to maturity with a fair value of $526.2 million and securities available for sale of $503.4 million were pledged in compliance with state regulations concerning trust powers and to secure Treasury Tax and Loan deposits, borrowings and certain public deposits at December 31, 2011 and 2010, respectively.  (See Note 11 for additional discussion of FHLBB borrowings).  In addition, securities available for sale with a fair value of $20.6 million

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

and $22.0 million were pledged for potential use at the Federal Reserve Bank discount window at December 31, 2011 and 2010, respectively.  There were no borrowings with the Federal Reserve Bank at either date.  Securities available for sale with a fair value of $7.5 million and $5.5 million were designated in rabbi trusts for nonqualified retirement plans at December 31, 2011 and 2010, respectively.  Securities available for sale with a fair value of $4.0 million and $4.1 million were pledged as collateral to secure certain interest rate swap agreements as of December 31, 2011 and 2010, respectively.

Washington Trust elected to early adopt guidance issued by FASB in 2009 regarding the recognition and presentation of other-than-temporary impairments, a sub-topic within ASC 320, “Investments - Debt and Equity Securities.” These provisions applied to existing and new debt securities held by the Corporation as of January 1, 2009, the beginning of the interim period in which it was adopted. As a result of adopting these provisions of ASC 320, “Investments - Debt and Equity Securities,” Washington Trust reclassified the noncredit-related portion of an other-than-temporary impairment loss previously recognized in earnings in the fourth quarter of 2008 on the Corporation's other pooled trust preferred debt security. This reclassification was reflected as a cumulative effect adjustment of $1.2 million after taxes ($1.9 million before taxes) that increased retained earnings and decreased accumulated other comprehensive loss. The amortized cost basis of this debt security for which an other-than-temporary impairment loss was recognized in the fourth quarter of 2008 was adjusted by the amount of the cumulative effect adjustment before taxes. Had the adoption of these provisions in 2009 not been required, the Corporation estimates that net income and diluted earnings per share could have been lower by $1.3 million and 8 cents per diluted share, respectively. Had these provisions been required to have been adopted retrospectively, the Corporation estimates that net income and diluted earnings per share would have been higher in 2008 by $1.2 million and 8 cents per diluted share, respectively.

The following table presents a roll-forward of the balance of credit-related impairment losses on debt securities for which a portion of an other-than-temporary impairment was recognized in other comprehensive income:

(Dollars in thousands)
Years ended December 31,	2011	2010
Balance at beginning of period	$2,913	$2,496
Credit-related impairment loss on debt securities for which an other-than-temporary impairment was not previously recognized	—	—
Additional increases to the amount of credit-related impairment loss on debt securities for which an other-than-temporary impairment was previously recognized	191	417
Balance at end of period	$3,104	$2,913

For the years ended December 31, 2011 and 2010, credit-related impairment losses of $191 thousand and $417 thousand, respectively, were recognized in earnings on pooled trust preferred debt securities.  The anticipated cash flows expected to be collected from these debt securities were discounted at the rate equal to the yield used to accrete the current and prospective beneficial interest for each security.  Significant inputs included estimated cash flows and prospective deferrals, defaults and recoveries.  Estimated cash flows are generated based on the underlying seniority status and subordination structure of the pooled trust preferred debt tranche at the time of measurement.  Prospective deferral, default and recovery estimates affecting projected cash flows were based on analysis of the underlying financial condition of individual issuers, and took into account capital adequacy, credit quality, lending concentrations, and other factors.

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

The following table summarizes temporarily impaired investment securities at December 31, 2011, segregated by length of time the securities have been continuously in an unrealized loss position.

(Dollars in thousands)	Less than 12 Months			12 Months or Longer			Total
December 31, 2011	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses	#	Fair Value	Unrealized Losses
Trust preferred securities:
Individual name issuers	—	$—	$—	11	$22,396	$8,243	11	$22,396	$8,243
Collateralized debt obligations	—	—	—	2	887	3,369	2	887	3,369
Corporate bonds	3	5,203	403	—	—	—	3	5,203	403
Subtotal, debt securities	3	5,203	403	13	23,283	11,612	16	28,486	12,015
Perpetual preferred stocks	2	1,704	150	—	—	—	2	1,704	150
Total temporarily impaired securities	5	$6,907	$553	13	$23,283	$11,612	18	$30,190	$12,165

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

Trust preferred debt securities of individual name issuers:
Included in debt securities in an unrealized loss position at December 31, 2011 were 11 trust preferred security holdings issued by seven individual companies in the financial services/banking industry.  The aggregate unrealized losses on these debt securities amounted to $8.2 million at December 31, 2011.  Management believes the decline in fair value of these trust preferred securities primarily reflects investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry.  These concerns resulted in increased risk premiums for securities in this sector.  Based on the information available through the filing date of this report, all individual name trust preferred debt securities held in our portfolio continue to accrue and make payments as expected with no payment

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

deferrals or defaults on the part of the issuers.  As of December 31, 2011, trust preferred debt securities with a carrying value of $11.8 million and unrealized losses of $3.4 million were rated below investment grade by Standard & Poors, Inc. (“S&P”).  Management reviewed the collectibility of these securities taking into consideration such factors as the financial condition of the issuers, reported regulatory capital ratios of the issuers, credit ratings including ratings in effect as of the reporting period date as well as credit rating changes between the reporting period date and the filing date of this report and other information.  We noted no additional downgrades to below investment grade between the reporting period date and the filing date of this report.  Based on these analyses, management concluded that it expects to recover the entire amortized cost basis of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be maturity.  Therefore, management does not consider these investments to be other-than-temporarily impaired at December 31, 2011.

Trust preferred debt securities in the form of collateralized debt obligations:
At December 31, 2011, Washington Trust had two pooled trust preferred holdings in the form of collateralized debt obligations with unrealized losses of $3.4 million.  These pooled trust preferred holdings consist of trust preferred obligations of banking industry companies and, to a lesser extent, insurance industry companies.  For both these pooled trust preferred securities, Washington Trust’s investment is senior to one or more subordinated tranches which have first loss exposure.  Valuations of the pooled trust preferred holdings are dependent in part on cash flows from underlying issuers.  Unexpected cash flow disruptions could have an adverse impact on the fair value and performance of pooled trust preferred securities.  Management believes the unrealized losses on these pooled trust preferred securities primarily reflect investor concerns about global economic growth and how it will affect the recent and potential future losses in the financial services industry and the possibility of further incremental deferrals of or defaults on interest payments on trust preferred debentures by financial institutions participating in these pools. These concerns have resulted in a substantial decrease in market liquidity and increased risk premiums for securities in this sector.  Credit spreads for issuers in this sector have remained wide during recent months, causing prices for these securities holdings to remain at low levels.

As of December 31, 2011, one of the pooled trust preferred securities had an amortized cost of $3.0 million. This security was placed on nonaccrual status in March 2009. The tranche instrument held by Washington Trust has been deferring a portion of interest payments since April 2010. The December 31, 2011 amortized cost was net of $1.9 million of credit-related impairment losses previously recognized in earnings, reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $1.9 million were credit-related impairment losses of $171 thousand recorded in 2011, reflecting adverse changes in the expected cash flows for this security. On January 24, 2012, one of the underlying issuers announced its intention to invoke its contractual right to defer quarterly interest payments beginning in April 2012. This subsequent adverse change in expected cash flows for this security resulted in a credit-related impairment loss of approximately $180 thousand. Management has concluded this was immaterial to the Corporation's 2011 consolidated financial position, results of operations and cash flows and this credit-related impairment loss will be recorded in the first quarter of 2012. As of December 31, 2011, this security has unrealized losses of $2.4 million and a below investment grade rating of “Ca” by Moody's Investor Services, Inc. (“Moody's”). Through the filing date of this report, there have been no further rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

As of December 31, 2011, the second pooled trust preferred security held by Washington Trust had an amortized cost of $1.3 million. This security was placed on nonaccrual status in December 2008. The tranche instrument held by Washington Trust has been deferring interest payments since December 2008. The December 31, 2011 amortized cost was net of $1.2 million of credit-related impairment losses previously recognized in earnings reflective of payment deferrals and credit deterioration of the underlying collateral. Included in the $1.2 million, were credit-related impairment losses of $20 thousand recorded in 2011 reflecting a modest adverse change in the expected cash flows for this security. As of December 31, 2011, this security has unrealized losses of $1.0 million and a below investment grade rating of “C” by Moody's. Through the filing date of this report, there have been no material rating changes on this security. This credit rating status has been considered by management in its assessment of the impairment status of this security.

Based on information available through the filing date of this report, there have been no additional adverse changes in the deferral or default status of the underlying issuer institutions within either of these trust preferred collateralized debt obligations.  Based on cash flow forecasts for these securities, management expects to recover the remaining amortized cost of these securities.  Furthermore, Washington Trust does not intend to sell these securities and it is not more likely than not that Washington Trust will be required to sell these securities before recovery of their cost basis, which may be at maturity.  Therefore, management does not consider the unrealized losses on these investments to be other-than-temporary.

Corporate Bonds:
At December 31, 2011, Washington Trust had three corporate bond holdings with unrealized losses of $403 thousand. These investment grade corporate bonds, maturing in four years, represent large financial corporations with potential exposure to the European markets. The unrealized losses on these securities are attributable to the increased risk premiums required in the current economic environment.

As of December 31, 2011, the amortized cost of debt securities by maturity is presented below.  Mortgage-backed securities are included based on weighted average maturities, adjusted for anticipated prepayments.  All other securities are included based on contractual maturities.  Actual maturities may differ from amounts presented because certain issuers have the right to call or prepay obligations with or without call or prepayment penalties.  Yields on tax exempt obligations are not computed on a tax equivalent basis.  Included in the securities portfolio at December 31, 2011 were debt securities with an amortized cost balance of $96.4 million and a fair value of $89.3 million that are callable at the discretion of the issuers.  Final maturities of the callable securities range from forty five months to twenty-five years, with call features ranging from one month to five years.

(Dollars in thousands)	Within 1 Year	1-5 Years	5-10 Years	After 10 Years	Totals
Securities Available for Sale:
Obligations of U.S. government-sponsored enterprises:
Amortized cost	$—	$29,429	$—	$—	$29,429
Weighted average yield	—%	5.41%	—%	—%	5.41%
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	104,213	191,214	60,242	14,277	369,946
Weighted average yield	4.33%	3.94%	2.55%	2.42%	3.77%
State and political subdivisions:
Amortized cost	5,826	58,438	9,776	—	74,040
Weighted average yield	3.77%	3.88%	3.93%	—%	3.88%
Trust preferred securities:
Amortized cost (1)	—	—	—	34,895	34,895
Weighted average yield	—%	—%	—%	1.91%	1.91%
Corporate bonds:
Amortized cost	—	13,872	—	—	13,872
Weighted average yield	—%	5.14%	—%	—%	5.14%
Total debt securities available for sale:
Amortized cost	$110,039	$292,953	$70,018	$49,172	$522,182
Weighted average yield	4.30%	4.13%	2.74%	2.06%	3.79%
Fair value	$116,020	$299,648	$73,948	$49,933	$539,549
Securities Held to Maturity:
Mortgage-backed securities issued by U.S. government-sponsored enterprises:
Amortized cost	$10,782	$25,390	$11,787	$4,180	$52,139
Weighted average yield	2.63%	2.53%	2.40%	1.36%	2.43%
Fair value	$11,142	$25,390	$11,787	$4,180	$52,499

(1)	Net of other-than-temporary impairment losses recognized in earnings.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

The following is a summary of amounts relating to sales of securities:

(Dollars in thousands)
Years ended December 31,	2011	2010	2009
Proceeds from sales (1)	$56,461	$99,097	$1,604

Gross realized gains (1)	$919	$852	$318
Gross realized losses	(221)	(123)	(4)
Net realized gains on securities	$698	$729	$314

(1)
Includes a contribution of appreciated equity securities to the Corporation’s charitable foundation in 2011.  The cost of the contribution, included in noninterest expenses, amounted to $990 thousand in 2011.  This transaction resulted in a realized security gain of $331 thousand for the same period.

(5) Loans
The following is a summary of loans:

(Dollars in thousands)	December 31, 2011		December 31, 2010
	Amount	%	Amount	%
Commercial:
Mortgages (1)	$624,813	29%	$518,623	26%
Construction and development (2)	10,955	1%	47,335	2%
Other (3)	488,860	22%	461,107	23%
Total commercial	1,124,628	52%	1,027,065	51%
Residential real estate:
Mortgages (4)	678,582	32%	634,739	31%
Homeowner construction	21,832	1%	10,281	1%
Total residential real estate	700,414	33%	645,020	32%
Consumer
Home equity lines (5)	223,430	10%	218,288	11%
Home equity loans (5)	43,121	2%	50,624	3%
Other (6)	55,566	3%	54,641	3%
Total consumer	322,117	15%	323,553	17%
Total loans (7)	$2,147,159	100%	$1,995,638	100%

(1)
Amortizing mortgages and lines of credit, primarily secured by income producing property. As of December 31, 2011 and 2010, $107.1 million and $121.8 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 11).

(2)	Loans for construction of residential and commercial properties and for land development.

(3)
Loans to businesses and individuals, a substantial portion of which are fully or partially collateralized by real estate.  As of December 31, 2011, $27.2 million and $42.1 million, respectively, of these loans were pledged as collateral for FHLBB borrowings and were collateralized for the discount window at the Federal Reserve Bank.  Comparable amounts for December 31, 2010 were $29.8 million and $60.6 million, respectively (see Note 11).

(4)	As of December 31, 2011 and 2010, $611.8 million and $585.7 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 11).

(5)	As of December 31, 2011 and 2010, $165.4 million and $187.0 million, respectively, of these loans were pledged as collateral for FHLBB borrowings (see Note 11).

(6)	Fixed rate consumer installment loans.

(7)
Includes net unamortized loan origination costs of $31 thousand and $271 thousand, respectively, and net unamortized premiums on purchased loans of $67 thousand and $39 thousand, respectively, at December 31, 2011 and 2010.

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

Nonaccrual Loans
Loans, with the exception of certain well-secured residential mortgage loans that are in the process of collection, are placed on nonaccrual status and interest recognition is suspended when such loans are 90 days or more overdue with respect to principal and/or interest or sooner if considered appropriate by management. Well-secured residential mortgage loans are permitted to remain on accrual status provided that full collection of principal and interest is assured and the loan is in the process of collection. Loans are also placed on nonaccrual status when, in the opinion of management, full collection of principal and interest is doubtful. Interest previously accrued but not collected on such loans is reversed against current period income. Subsequent interest payments received on nonaccrual loans are applied to the outstanding principal balance of the loan or recognized as interest income depending on management's assessment of the ultimate collectability of the loan. Loans are removed from nonaccrual status when they have been current as to principal and interest for a period of time, the borrower has demonstrated an ability to comply with repayment terms, and when, in management's opinion, the loans are considered to be fully collectible.

The balance of loans on nonaccrual status as of December 31, 2011 and 2010 was $21.2 million and $18.5 million, respectively.  Interest income that would have been recognized had these loans been current in accordance with their original terms was approximately $1.7 million, $1.3 million and $2.0 million in 2011, 2010 and 2009, respectively.  Interest income attributable to these loans included in the Consolidated Statements of Income amounted to approximately $505 thousand, $831 thousand and $1.0 million in 2011, 2010 and 2009, respectively.

The following is a summary of nonaccrual loans, segregated by class of loans:

(Dollars in thousands)
December 31,	2011	2010
Commercial:
Mortgages	$5,709	$6,624
Construction and development	—	—
Other	3,708	5,259
Residential real estate:
Mortgages	10,614	6,414
Homeowner construction	—	—
Consumer:
Home equity lines	718	152
Home equity loans	335	53
Other	153	8
Total nonaccrual loans	$21,237	$18,510
Accruing loans 90 days or more past due	$—	$—

As of December 31, 2011 and 2010, nonaccrual loans of $3.6 million were current as to the payment of principal and interest.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

Past Due Loans
Past due status is based on the contractual payment terms of the loan. The following tables present an age analysis of past due loans, segregated by class of loans, as of the dates indicated:

(Dollars in thousands)	Days Past Due
December 31, 2011	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$1,621	$315	$4,995	$6,931	$617,882	$624,813
Construction and development	—	—	—	—	10,955	10,955
Other	3,760	982	633	5,375	483,485	488,860
Residential real estate:
Mortgages	3,969	1,505	6,283	11,757	666,825	678,582
Homeowner construction	—	—	—	—	21,832	21,832
Consumer:
Home equity lines	645	210	525	1,380	222,050	223,430
Home equity loans	362	46	202	610	42,511	43,121
Other	66	7	147	220	55,346	55,566
Total loans	$10,423	$3,065	$12,785	$26,273	$2,120,886	$2,147,159

(Dollars in thousands)	Days Past Due
December 31, 2010	30-59	60-89	Over 90	Total Past Due	Current	Total Loans
Commercial:
Mortgages	$2,185	$514	$5,322	$8,021	$510,602	$518,623
Construction and development	—	—	—	—	47,335	47,335
Other	1,862	953	3,376	6,191	454,916	461,107
Residential real estate:
Mortgages	3,073	1,477	4,041	8,591	626,148	634,739
Homeowner construction	—	—	—	—	10,281	10,281
Consumer:
Home equity lines	1,255	170	—	1,425	216,863	218,288
Home equity loans	529	180	11	720	49,904	50,624
Other	221	98	—	319	54,322	54,641
Total loans	$9,125	$3,392	$12,750	$25,267	$1,970,371	$1,995,638

Included in past due loans as of December 31, 2011 and 2010, were nonaccrual loans of $17.6 million and $14.9 million, respectively. All loans 90 days or more past due at December 31, 2011 and 2010 were classified as nonaccrual.

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

The following is a summary of impaired loans, as of the dates indicated:

(Dollars in thousands)	Recorded Investment (1)		Unpaid Principal		Related Allowance

December 31,	2011	2010	2011	2010	2011	2010
No related allowance recorded:
Commercial:
Mortgages	$7,093	$3,113	$7,076	$3,128	$—	$—
Construction and development	—	—	—	—	—	—
Other	1,622	3,237	1,620	3,834	—	—
Residential real estate:
Mortgages	2,383	928	2,471	937	—	—
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	—	—	—	—	—	—
Home equity loans	—	163	—	159	—	—
Other	—	—	—	—	—	—
Subtotal	$11,098	$7,441	$11,167	$8,058	$—	$—
With Related Allowance Recorded:
Commercial:
Mortgages	$5,023	$15,287	$6,760	$15,930	$329	$629
Construction and development	—	—	—	—	—	—
Other	8,739	6,632	9,740	9,311	839	1,245
Residential real estate:
Mortgages	3,606	3,773	4,138	3,971	495	258
Homeowner construction	—	—	—	—	—	—
Consumer:
Home equity lines	278	105	373	172	82	1
Home equity loans	130	307	153	330	1	4
Other	205	145	227	143	69	—
Subtotal	$17,981	$26,249	$21,391	$29,857	$1,815	$2,137
Total impaired loans	$29,079	$33,690	$32,558	$37,915	$1,815	$2,137
Total:
Commercial	$22,477	$28,269	$25,196	$32,203	$1,168	$1,874
Residential real estate	5,989	4,701	6,609	4,908	495	258
Consumer	613	720	753	804	152	5
Total impaired loans	$29,079	$33,690	$32,558	$37,915	$1,815	$2,137

(1)
The recorded investment in impaired loans consists of unpaid principal balance, net of charge-offs, interest payments received applied to principal and unamortized deferred loan origination fees and costs.  For impaired accruing loans (those troubled debt restructurings for which management has concluded that the collectibility of the loan is not in doubt), the recorded investment also includes accrued interest.  As of December 31, 2011 and December 31, 2010, recorded investment in impaired loans included accrued interest of $46 thousand and $62 thousand, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

The following table presents the average recorded investment and interest income recognized on impaired loans segregated by loan class for the periods indicated:

(Dollars in thousands)	Average Recorded Investment		Interest Income Recognized
Years ended December 31,	2011	2010	2011	2010
Commercial:
Mortgages	$14,923	$15,756	$539	$769
Construction and development	—	—	—	—
Other	8,226	10,101	388	367
Residential real estate:
Mortgages	5,743	4,884	188	198
Homeowner construction	—	—	—	—
Consumer:
Home equity lines	127	210	5	8
Home equity loans	290	721	17	49
Other	235	211	15	13
Totals	$29,544	$31,883	$1,152	$1,404

The average recorded investment in impaired loans was $29.5 million, $31.9 million and $19.4 million at December 31, 2011, 2010 and 2009, respectively.  Interest income recognized on impaired loans was $1.2 million, $1.4 million and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

At December 31, 2011 and 2010, there were no significant commitments to lend additional funds to borrowers whose loans were on nonaccrual status or had been restructured.

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

Troubled debt restructurings are classified as impaired loans. The Corporation identifies loss allocations for impaired loans on an individual loan basis. The recorded investment in troubled debt restructurings was $19.7 million and $22.5 million at December 31, 2011 and 2010, respectively. Included in these amounts was accrued interest of $46 thousand and $62 thousand, respectively. The allowance for loan losses included specific reserves for these troubled debt restructurings of $858 thousand and $859 thousand at December 31, 2011 and 2010, respectively.

The following table presents loans modified as a troubled debt restructuring during the year ended December 31, 2011.

(Dollars in thousands)		Outstanding Recorded Investment (1)
Year ended December 31, 2011	Number of Loans	Pre-Modifications	Post-Modifications
Commercial:
Mortgages	2	$215	$215
Construction and development	—	—	—
Other	13	6,619	6,619
Residential real estate:
Mortgages	8	2,127	2,127
Homeowner construction	—	—	—
Consumer:
Home equity lines	—	—	—
Home equity loans	1	28	28
Other	2	131	131
Totals	26	$9,120	$9,120

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs, at the time of the restructuring. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

The following table provides information on how loans were modified as a troubled debt restructuring during the year ended December 31, 2011.

(Dollars in thousands)
Year ended December 31, 2011
Payment deferral	$2,744
Maturity / amortization concession	1,196
Interest only payments	15
Below market interest rate concession	4,726
Combination (1)	439
Total	$9,120

(1)	Loans included in this classification had a combination of any two of the concessions included in this table.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

The following table presents loans modified in a troubled debt restructuring within the previous twelve months for which there was a payment default during the year ended December 31, 2011.

(Dollars in thousands)
Year ended December 31, 2011	Number of Loans	Recorded Investment (1)
Commercial:
Mortgages	2	$215
Construction and development	—	—
Other	11	937
Residential real estate:
Mortgages	3	913
Homeowner construction	—	—
Consumer:
Home equity lines	—	—
Home equity loans	—	—
Other	—	—
Totals	16	$2,065

(1)
The recorded investment in troubled debt restructurings consists of unpaid principal balance, net of charge-offs and unamortized deferred loan origination fees and costs. For accruing troubled debt restructurings the recorded investment also includes accrued interest.

Credit Quality Indicators
Commercial
The Corporation utilizes an internal rating system to assign a risk to each of its commercial loans. Loans are rated on a scale of 1 to 10. This scale can be assigned to three broad categories including “pass” for ratings 1 through 6, “special mention” for 7-rated loans, and “classified” for loans rated 8, 9 or 10. The loan rating system takes into consideration parameters including the borrower's financial condition, the borrower's performance with respect to loan terms, and the adequacy of collateral. As of December 31, 2011 and 2010, the weighted average risk rating of the Corporation's commercial loan portfolio was 4.87 and 5.01, respectively.

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

Classified - Loans identified as “substandard”, “doubtful” or “loss” based on criteria consistent with guidelines provided by banking regulators. A "substandard" loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment or an event outside of the normal course of business. The loans are closely watched and are either already on nonaccrual status or may be placed in nonaccrual status when management determines there is uncertainty of collectibility. A “doubtful” loan is placed on non-accrual status and has a high probability of loss, but the extent of the loss is difficult to quantify due to dependency upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty. A loan in the “loss” category is considered generally uncollectible or the timing or amount of payments cannot be determined. "Loss" is not intended to imply that the loan has no recovery value but rather it is not practical or desirable to continue to carry the asset.
The following table presents the commercial loan portfolio, segregated by category of credit quality indicator.

(Dollars in thousands)
	Pass		Special Mention		Classified
December 31,	2011	2010	2011	2010	2011	2010
Mortgages	$583,162	$485,668	$29,759	$16,367	$11,892	$16,588
Construction and development	10,955	43,119	—	4,216	—	—
Other	455,577	425,522	22,731	28,131	10,552	7,454
Total commercial loans	$1,049,694	$954,309	$52,490	$48,714	$22,444	$24,042

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

(Dollars in thousands)	Under 90 Days Past Due		Over 90 Days Past Due
December 31,	2011	2010	2011	2010
Residential real estate:
Accruing mortgages	$667,968	$628,325	$—	$—
Nonaccrual mortgages	4,331	2,373	6,283	4,041
Homeowner construction	21,832	10,281	—	—
Total residential loans	$694,131	$640,979	$6,283	$4,041
Consumer:
Home equity lines	$222,905	$218,288	$525	$—
Home equity loans	42,919	50,613	202	11
Other	55,419	54,641	147	—
Total consumer loans	$321,243	$323,542	$874	$11

For non-impaired loans, the Corporation assigns loss allocation factors to each respective loan type and delinquency

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

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

Loan Servicing Activities
An analysis of loan servicing rights for the years ended December 31, 2011, 2010 and 2009 follows:

(Dollars in thousands)	Loan Servicing Rights	Valuation Allowance	Total
Balance at December 31, 2008	$961	($243)	$718
Loan servicing rights capitalized	231	—	231
Amortization (1)	(223)	—	(223)
Decrease in impairment reserve (2)	—	76	76
Balance at December 31, 2009	969	(167)	802
Loan servicing rights capitalized	153	—	153
Amortization (1)	(209)	—	(209)
Decrease in impairment reserve (2)	—	11	11
Balance at December 31, 2010	913	(156)	757
Loan servicing rights capitalized	248	—	248
Amortization (1)	(224)	—	(224)
Decrease in impairment reserve (2)	—	(16)	(16)
Balance at December 31, 2011	$937	($172)	$765

(1)	Amortization expense is charged against loan servicing fee income.

(2)	(Increases) and decreases in the impairment reserve are recorded as (reductions) and additions to loan servicing fee income.

Estimated aggregate amortization expense related to loan servicing assets is as follows:

(Dollars in thousands)
Years ending December 31:	2012	$189
	2013	152
	2014	119
	2015	94
	2016	74
	Thereafter	309
Total estimated amortization expense		$937

Mortgage loans and other loans sold to others are serviced on a fee basis under various agreements.  Loans serviced for others are not included in the Consolidated Balance Sheets.  Balance of loans serviced for others, by type of loan:

(Dollars in thousands)
December 31,	2011	2010
Residential mortgages	$87,049	$85,152
Commercial loans	56,929	40,140
Total	$143,978	$125,292

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

Periodic assessments and revisions to the loss allocation factors used in the assignment of loss exposure are made to appropriately reflect the analysis of migrational loss experience. The Corporation analyzes historical loss experience in the various portfolios over periods deemed to be relevant to the inherent risk of loss in the respective portfolios as of the balance sheet date. The Corporation adjusts the loss allocations for various factors it believes are not adequately presented in historical loss experience, including trends in real estate values, trends in rental rates on commercial real estate, consideration of general economic conditions and our assessments of credit risk associated with certain industries and an ongoing trend toward larger credit relationships. These factors are also evaluated taking into account the geographic location of the underlying loans. Revisions to loss allocation factors are not retroactively applied.

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

Loss allocation factors are used for non-impaired loans based on credit grade, loss experience, delinquency factors and other similar credit quality indicators. Individual commercial loans and commercial mortgage loans not deemed to be impaired are evaluated using the internal rating system described in Note 5 under the caption “Credit Quality Indicators” and the application of loss allocation factors. The loan rating system and the related loss allocation factors take into consideration parameters including the borrower's financial condition, the borrower's performance with respect to loan terms, and the adequacy of collateral. Portfolios of more homogeneous populations of loans including the various categories of residential mortgages and consumer loans are analyzed as groups taking into account delinquency ratios and other indicators and our historical loss experience for each type of credit product.

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
December 31, 2011 and 2010

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

Activity in the allowance for loan losses during 2011 was as follows:

(Dollars in thousands)
	Commercial
	Mortgages	Construction	Other	Total Commercial	Residential	Consumer	Un-allocated	Total
Beginning Balance	$7,330	$723	$6,495	$14,548	$4,129	$1,903	$8,003	$28,583
Charge-offs	(960)	—	(1,685)	(2,645)	(641)	(548)	—	(3,834)
Recoveries	7	—	311	318	4	31	—	353
Provision	1,818	(628)	1,079	2,269	1,202	1,066	163	4,700
Ending Balance	$8,195	$95	$6,200	$14,490	$4,694	$2,452	$8,166	$29,802

Activity in the allowance for loan losses during 2010 and 2009 was as follows:

(Dollars in thousands)
Years ended December 31,	2010	2009
Beginning Balance	$27,400	$23,725
Charge-offs	(5,402)	(5,162)
Recoveries	585	337
Provision	6,000	8,500
Ending Balance	$28,583	$27,400

The following table presents the allowance for loan losses at December 31, 2011 and 2010, by portfolio segment and disaggregated by impairment methodology.

(Dollars in thousands)	December 31, 2011		December 31, 2010
		Related Allowance		Related Allowance
	Loans		Loans
Loans Individually Evaluated For Impairment:
Commercial:
Mortgages	$12,099	$329	$18,360	$629
Construction & development	—	—	—	—
Other	10,334	839	9,854	1,245
Residential Real Estate	5,988	495	4,699	258
Consumer	612	152	715	5
Subtotal	$29,033	$1,815	$33,628	$2,137

Loans Collectively Evaluated For Impairment:
Commercial:
Mortgages	$612,714	$7,866	$500,263	$6,701
Construction & development	10,955	95	47,335	723
Other	478,526	5,361	451,253	5,250
Residential Real Estate	694,426	4,199	640,321	3,871
Consumer	321,505	2,300	322,838	1,898
Subtotal	$2,118,126	$19,821	$1,962,010	$18,443

Unallocated	—	8,166	—	8,003
Total	$2,147,159	$29,802	$1,995,638	$28,583

(7) Premises and Equipment
The following is a summary of premises and equipment:

(Dollars in thousands)
December 31,	2011	2010
Land and improvements	$5,095	$5,265
Premises and improvements	32,927	32,634
Furniture, fixtures and equipment	22,407	21,559
	60,429	59,458
Less accumulated depreciation	34,401	33,389
Total premises and equipment, net	$26,028	$26,069

For the years ended December 31, 2011, 2010 and 2009, depreciation of premises and equipment amounted to $3.2 million, $3.1 million and $3.1 million, respectively.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

(8) Goodwill and Other Intangibles
The carrying value of goodwill as of December 31, 2011 and 2010 was as follows:

(Dollars in thousands)	Commercial Banking Segment	Wealth Management Service Segment	Total
	$22,591	$35,523	$58,114

The changes in the carrying value of other intangible assets for the years ended December 31, 2011 and 2010 were as follows:

(Dollars in thousands)	Core Deposit Intangible	Advisory Contracts	Non-compete Agreements	Total
Balance at December 31, 2009	$270	$8,591	$82	$8,943
Amortization	120	922	49	1,091
Balance at December 31, 2010	150	7,669	33	7,852
Amortization	150	768	33	951
Balance at December 31, 2011	$—	$6,901	$—	$6,901

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

The value attributable to the Weston Financial non-compete agreements was based on the expected receipt of future economic benefits related to provisions in the non-compete agreements that restrict competitive behavior. The intangible value of non-compete agreements was amortized on a straight-line basis over the six-year contractual lives of the agreements, which ended in 2011.

Estimated annual amortization expense for advisory contracts is as follows:

(Dollars in thousands)
Years ending December 31,	2012	$727
	2013	680
	2014	644
	2015	603
	2016	562
	Thereafter	3,685

The components of intangible assets at December 31, 2011 and 2010 were as follows:

(Dollars in thousands)	Core Deposits	Advisory Contracts	Non-compete Agreements	Total
December 31, 2011:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,997	6,756	1,147	10,900
Net amount	$—	$6,901	$—	$6,901

December 31, 2010:
Gross carrying amount	$2,997	$13,657	$1,147	$17,801
Accumulated amortization	2,847	5,988	1,114	9,949
Net amount	$150	$7,669	$33	$7,852

(9) Net Deferred Tax Asset and Income Taxes
The components of income tax expense were as follows:

(Dollars in thousands)
Years ended December 31,	2011	2010	2009
Current tax expense (benefit):
Federal	$13,227	$10,576	$7,595
State	558	414	251
Total current tax expense	13,785	10,990	7,846
Deferred tax benefit:
Federal	(789)	(628)	(1,510)
State	(74)	(60)	10
Total deferred tax benefit	(863)	(688)	(1,500)
Total income tax expense	$12,922	$10,302	$6,346

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

Total income tax expense varied from the amount determined by applying the Federal income tax rate to income before income taxes.  The reasons for the differences were as follows:

(Dollars in thousands)
Years ended December 31,	2011	2010	2009
Tax expense at Federal statutory rate	$14,926	$12,024	$7,855
(Decrease) increase in taxes resulting from:
Tax-exempt income	(1,220)	(1,145)	(1,110)
Dividends received deduction	(32)	(48)	(60)
BOLI	(678)	(660)	(628)
Federal tax credits	(364)	(231)	—
State income tax expense, net of federal income tax benefit	315	229	163
Other	(25)	133	126
Total income tax expense	$12,922	$10,302	$6,346

The approximate tax effects of temporary differences that give rise to gross deferred tax assets and gross deferred tax liabilities at December 31, 2011 and 2010 are as follows:

(Dollars in thousands)
December 31,	2011	2010
Gross deferred tax assets:
Allowance for loan losses	$10,642	$10,187
Defined benefit pension obligations	10,969	7,288
Losses on write-downs of securities to fair value	1,695	1,668
Deferred compensation	1,900	1,950
Deferred loan origination fees	1,203	978
Stock based compensation	868	616
Other	2,530	1,616
Gross deferred tax assets	29,807	24,303
Gross deferred tax liabilities:
Net unrealized gains on securities available for sale	(6,136)	(5,417)
Amortization of intangibles	(2,459)	(2,762)
Deferred loan origination costs	(2,885)	(2,499)
Other	(1,899)	(1,336)
Gross deferred tax liabilities	(13,379)	(12,014)
Net deferred tax asset	$16,428	$12,289

The Corporation has determined that a valuation allowance is not required for any of the deferred tax assets since it is more likely than not that these assets will be realized primarily through future reversals of existing taxable temporary differences or carryback to taxable income in prior years.

The Corporation did not have unrecognized tax benefits as of December 31, 2011 and 2010.

The Corporation files income tax returns in the U.S. federal jurisdiction and various state jurisdictions.  The Corporation is no longer subject to U.S. federal and state income tax examinations by tax authorities for years before 2008.  In 2010, a state income tax examination commenced for the tax years 2007 through 2008 and was settled.  As a result, previously unrecognized tax benefits of $127 thousand were recognized in 2010.

(10) Time Certificates of Deposit
Scheduled maturities of time certificates of deposit at December 31, 2011 were as follows:

(Dollars in thousands)
Years ending December 31:	2012	$472,890
	2013	166,729
	2014	105,517
	2015	82,246
	2016	51,395
	2017 and thereafter	17
Balance at December 31, 2011		$878,794

The aggregate amount of time certificates of deposit in denominations of $100 thousand or more was $439.9 million and $527.6 million at December 31, 2011 and 2010, respectively.

The following table represents the amount of certificates of deposit of $100 thousand or more at December 31, 2011 maturing during the periods indicated:

(Dollars in thousands)
Maturing:	January 1, 2012 to March 31, 2012	$184,207
	April 1, 2012 to June 30, 2012	65,637
	July 1, 2012 to December 31, 2012	43,108
	January 1, 2013 and beyond	146,898
Balance at December 31, 2011		$439,850

(11) Borrowings
Federal Home Loan Bank Advances
Advances payable to the FHLBB amounted to $540.5 million at December 31, 2011 and $498.7 million at December 31, 2010.  In connection with the Corporation's ongoing interest rate risk management efforts, in January 2011, the Corporation modified the terms to extend the maturity dates of $15.1 million of its FHLBB advances with original maturity dates in 2012 and 2013.  In May 2011, the Corporation modified the terms to extend the maturity dates of $10.3 million of its FHLBB advances with original maturity dates in 2012.  Also in May 2011, a balance sheet management transaction was conducted, which consisted of the sale of $5.7 million in mortgage-backed securities and the prepayment of $5.0 million in FHLBB advances. As a result, $226 thousand of net realized gains on securities and a $221 thousand debt prepayment penalty charge were recognized. In July 2011, the Corporation modified the terms to extend the maturity dates of $34.0 million of its FHLBB advances with original maturity dates in 2013.  In September 2011, the Corporation modified the terms to extend the maturity dates of $94.4 million of its FHLBB advances with original maturity dates in 2012, 2013, and 2014.  Another balance sheet management transaction was conducted in December 2011 that included the sale of $4.0 million in mortgage-backed securities and prepayment of $4.0 million in FHLBB advances. The transaction resulted in net realized gains on securities of $142 thousand and $473 thousand of debt prepayment penalty expense.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

The following table presents maturities and weighted average interest rates paid on FHLBB advances outstanding at December 31, 2011 and 2010:

(Dollars in thousands)	December 31, 2011			December 31, 2010
	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)	Scheduled Maturity	Redeemed at Call Date (1)	Weighted Average Rate (2)
2011	$—	$—	—%	$54,039	$59,039	3.06%
2012	138,965	143,965	1.07%	59,865	59,865	3.59%
2013	44,757	39,757	3.36%	162,034	157,034	3.90%
2014	88,109	88,109	3.54%	68,562	68,562	3.99%
2015	132,682	132,682	3.54%	90,310	90,310	3.85%
2016	92,124	92,124	3.66%	20,100	20,100	5.33%
2017 and after	43,813	43,813	4.95%	43,812	43,812	4.95%
	$540,450	$540,450		$498,722	$498,722

(1)
Callable FHLBB advances are shown in the respective periods assuming that the callable debt is redeemed at the call date while all other advances are shown in the periods corresponding to their scheduled maturity date.

(2)	Weighted average rate based on scheduled maturity dates.

In January 2012, the Corporation modified the terms to extend the maturity dates of $30.1 million of its FHLBB advances with original maturity dates in 2014.  The table below presents the original and revised terms associated with these FHLBB advances as of December 31, 2011.

(Dollars in thousands)	Original Terms		Revised Terms
	Scheduled Maturity	Weighted Average Rate (1)	Scheduled Maturity	Weighted Average Rate (1)
2014	$30,059	4.05%	$—	—%
2016	—	—%	4,464	2.57%
2017	—	—%	25,595	3.36%
	$30,059		$30,059

(1)	Weighted average rate based on scheduled maturity dates.

In addition to the outstanding advances, the Bank also has access to an unused line of credit with the FHLBB amounting to $8.0 million at December 31, 2011.  Under agreement with the FHLBB, the Bank is required to maintain qualified collateral, free and clear of liens, pledges, or encumbrances that, based on certain percentages of book and fair values, has a value equal to the aggregate amount of the line of credit and outstanding advances.  The FHLBB maintains a security interest in various assets of the Corporation including, but not limited to, residential mortgage loans, commercial mortgages and other commercial loans, U.S. government agency securities, U.S. government-sponsored enterprise securities, and amounts maintained on deposit at the FHLBB.  The Corporation maintained qualified collateral in excess of the amount required to collateralize the line of credit and outstanding advances at December 31, 2011.  Included in the collateral were securities available for sale with a fair value of $320.8 million and $273.7 million that were specifically pledged to secure FHLBB borrowings at December 31, 2011 and December 31, 2010, respectively.  See Note 5 for discussion on loans pledged as collateral for FHLBB borrowings.  Unless there is an event of default under the agreement, the Corporation may use, encumber or dispose any portion of the collateral in excess of the amount required to secure FHLBB borrowings, except for that collateral which has been specifically pledged.

The following table sets forth certain information concerning short-term FHLBB advances as of the dates for the years indicated:

(Dollars in thousands)
As of and for the years ended December 31,	2011	2010	2009
Average amount outstanding during the period	$36,870	$10,316	$49,808
Amount outstanding at end of period	102,500	20,000	5,000
Highest month end balance during period	105,500	57,500	150,000
Weighted-average interest rate at end of period	0.18%	0.35%	0.15%
Weighted-average interest rate during the period	0.23%	0.29%	0.57%

Junior Subordinated Debentures
Junior subordinated debentures amounted to $33.0 million at December 31, 2011 and 2010.

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

On August 29, 2005, Trust I issued $8.3 million of capital securities (“Trust I Capital Securities”) in a private placement of trust preferred securities.  The Trust I Capital Securities mature in September 2035, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Trust I to the holder of the Trust I Capital Securities, at a rate of 5.965% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Bancorp has guaranteed the Trust I Capital Securities and, to the extent not paid by Trust I, accrued and unpaid distributions on the Trust I Capital Securities, as well as the redemption price payable to the Trust I Capital Securities holders.  The proceeds of the Trust I Capital Securities, along with proceeds from the issuance of common securities by Trust I to the Bancorp, were used to purchase $8.3 million of the Bancorp's junior subordinated deferrable interest notes (the “Trust I Debentures”) and constitute the primary asset of Trust I.  Like the Trust I Capital Securities, the Trust I Debentures bear interest at a rate of 5.965% until September 15, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Trust I Debentures mature on September 15, 2035, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after September 15, 2010, or upon the occurrence of certain special qualifying events.

On August 29, 2005, Trust II issued $14.4 million of capital securities (“Trust II Capital Securities”) in a private placement of trust preferred securities.  The Trust II Capital Securities mature in November 2035, are redeemable at the Bancorp’s option beginning after five years, and require quarterly distributions by Trust II to the holder of the Trust II Capital Securities, at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Bancorp has guaranteed the Trust II Capital Securities and, to the extent not paid by Trust II, accrued and unpaid distributions on the Trust II Capital Securities, as well as the redemption price payable to the Trust II Capital Securities holders.  The proceeds of the Trust II Capital Securities, along with proceeds from the issuance of common securities by Trust II to the Bancorp, were used to purchase $14.4 million of the Bancorp's junior subordinated deferrable interest notes (the “Trust II Debentures”) and constitute the primary asset of Trust II.  Like the Trust II Capital Securities, the Trust II Debentures bear interest at a rate of 5.96% until November 23, 2010, and thereafter at a rate equal to the three-month LIBOR rate plus 1.45%.  The Trust II Debentures mature on November 23, 2035, but may be redeemed at par at the Bancorp's option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after November 23, 2010, or upon the occurrence of certain special qualifying events.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

On April 7, 2008, Washington Preferred issued $10.0 million of trust preferred securities (“Capital Securities”) in a private placement to two institutional investors pursuant to an applicable exemption from registration.  The Capital Securities mature in June 2038, are redeemable at the Bancorp’s option beginning after five years, and required quarterly distributions by Washington Preferred to the holder of the Capital Securities, at a rate of 6.2275% until June 15, 2008, and reset quarterly thereafter at a rate equal to the three-month LIBOR rate plus 3.50%.  The Bancorp has guaranteed the Capital Securities and, to the extent not paid by Washington Preferred, accrued and unpaid distributions on the Capital Securities, as well as the redemption price payable to the Capital Securities holders.  The proceeds of the Capital Securities, along with the proceeds of $310 thousand from the issuance of common securities by Washington Preferred to the Bancorp, were used to purchase $10.3 million of the Bancorp's junior subordinated deferrable interest notes (the “Washington Preferred Debentures”) and constitute the primary asset of Washington Preferred.  The Bancorp will use the proceeds from the sale of the Washington Preferred Debentures for general corporate purposes.  Like the Capital Securities, the Washington Preferred Debentures bear interest at a rate of 6.2275% until June 15, 2008, and reset quarterly thereafter at a rate equal to the three-month LIBOR rate plus 3.50%.  The Washington Preferred Debentures mature on June 15, 2038, but may be redeemed at par at the Bancorp’s option, subject to the approval of the applicable banking regulator to the extent required under applicable guidelines or policies, at any time on or after June 15, 2013, or upon the occurrence of certain special qualifying events.

Other Borrowings
The following is a summary of other borrowings:

(Dollars in thousands)
December 31,	2011	2010
Treasury, Tax and Loan demand note balance	$—	$1,207
Securities sold under repurchase agreements	19,500	19,500
Other	258	2,652
Other borrowings	$19,758	$23,359

Securities sold under repurchase agreements amounted to $19.5 million at December 31, 2011 and 2010.  The securities sold under agreements to repurchase were executed in March 2007 and mature in March 2012.  The securities underlying the agreements are held in safekeeping by the counterparty in the name of the Corporation and are repurchased when the agreement matures.  Accordingly, these underlying securities are included in securities available for sale and the obligations to repurchase such securities are reflected as a liability.

(12) Shareholders' Equity
2006 Stock Repurchase Plan
In December 2006, the Bancorp’s Board of Directors approved the 2006 Stock Repurchase Plan authorizing the repurchase of up to 400,000 shares, or approximately 3%, of the Corporation’s common stock in open market transactions.  This authority may be exercised from time to time and in such amounts as market conditions warrant, and subject to regulatory considerations.  The Bancorp plans to hold the repurchased shares as treasury stock to be used for general corporate purposes.  As of December 31, 2011, a cumulative total of 185,400 shares have been repurchased. All of these shares of stock were repurchased in 2007 at a total cost of $4.8 million.

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

Dividends
The primary source of liquidity for the Bancorp is dividends received from the Bank.  The Bancorp and the Bank are regulated enterprises and their abilities to pay dividends are subject to regulatory review and restriction.  Certain regulatory and statutory restrictions exist regarding dividends, loans, and advances from the Bank to the Bancorp.  Generally, the Bank has the ability to pay dividends to the Bancorp subject to minimum regulatory capital requirements.  The FDIC has the authority to use its enforcement powers to prohibit a bank from paying dividends if, in its opinion, the payment of dividends would constitute an unsafe or unsound practice.  In addition, the Rhode Island Division of Banking may also restrict the declaration of dividends if a bank would not be able to pay its debts as they become due in the usual course of business or the bank’s total assets would be less than the sum of its total liabilities.  Under the most restrictive of these requirements, the Bank could have declared aggregate additional dividends of $132.0 million as of December 31, 2011.

Dividend Reinvestment
Under the Amended and Restated Dividend Reinvestment and Stock Purchase Plan, 607,500 shares of the Corporation’s common stock were originally reserved to be issued for dividends reinvested and cash payments to the plan.

Reserved Shares
As of December 31, 2011, a total of 1,581,505 common stock shares were reserved for issuance under the 1997 Plan, 2003 Plan, the Amended and Restated Dividend Reinvestment, the 2006 Stock Repurchase Plan and the Nonqualified Deferred Compensation Plan.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined in the regulations), and of Tier 1 capital to average assets (as defined in the regulations).  Management believes that, as of December 31, 2011, the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 2011, the most recent notification from the FDIC categorized the Bank as “well-capitalized” under the regulatory framework for prompt corrective action.  To be categorized as “well-capitalized,” the Bank must maintain minimum total risk-based, Tier 1 risk-based and Tier 1 leverage ratios.  There are no conditions or events since that notification that management believes have changed the Bank’s categorization.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

The following table presents the Corporation’s and the Bank’s actual capital amounts and ratios at December 31, 2011 and 2010, as well as the corresponding minimum regulatory amounts and ratios:

(Dollars in thousands)	Actual		For Capital Adequacy Purposes		To Be “Well Capitalized” Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
December 31, 2011
Total Capital (to Risk-Weighted Assets):
Corporation	$279,751	12.86%	$174,073	8.00%	$217,592	10.00%
Bank	$275,183	12.66%	$173,845	8.00%	$217,307	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$252,516	11.61%	$87,037	4.00%	$130,555	6.00%
Bank	$247,983	11.41%	$86,923	4.00%	$130,384	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$252,516	8.70%	$116,158	4.00%	$145,198	5.00%
Bank	$247,983	8.55%	$115,961	4.00%	$144,952	5.00%

December 31, 2010
Total Capital (to Risk-Weighted Assets):
Corporation	$259,122	12.79%	$162,083	8.00%	$202,603	10.00%
Bank	$255,078	12.61%	$161,878	8.00%	$202,347	10.00%
Tier 1 Capital (to Risk-Weighted Assets):
Corporation	$233,540	11.53%	$81,041	4.00%	$121,562	6.00%
Bank	$229,528	11.34%	$80,939	4.00%	$121,408	6.00%
Tier 1 Capital (to Average Assets): (1)
Corporation	$233,540	8.25%	$113,188	4.00%	$141,485	5.00%
Bank	$229,528	8.12%	$113,001	4.00%	$141,252	5.00%

(1)	Leverage ratio

As of December 31, 2011, Bancorp has sponsored the creation of three statutory trusts for the sole purpose of issuing trust preferred securities and investing the proceeds in junior subordinated debentures of the Bancorp.  In accordance with the provisions of ASC 810, “Consolidations,” these statutory trusts created by Bancorp are not consolidated into the Corporation’s financial statements; however, the Corporation reflects the amounts of junior subordinated debentures payable to the preferred shareholders of statutory trusts as debt in its financial statements.  The trust preferred securities qualify as Tier 1 capital.

The Corporation’s capital ratios at December 31, 2011 place the Corporation in the “well-capitalized” category according to regulatory standards.

(13) Derivative Financial Instruments
The Corporation’s derivative financial instruments are used to manage differences in the amount, timing, and duration of the Corporation’s known or expected cash receipts and its known or expected cash payments principally to manage the Corporation’s interest rate risk. Additionally, the Corporation enters into interest rate derivatives to accommodate the business requirements of its customers. All derivatives are recognized as either assets or liabilities on the balance sheet and are measured at fair value.  The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and resulting designation.

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

At December 31, 2011 and 2010 , the Bancorp had three interest rate swap contracts designated as cash flow hedges to hedge the interest rate associated with $33 million of variable rate junior subordinated debenture.  The effective portion of the changes in fair value of derivatives designated as cash flow hedges is recorded in other comprehensive income and subsequently reclassified to earnings when gains or losses are realized.  The ineffective portion of changes in fair value of the derivatives is recognized directly in earnings as interest expense.  The Bancorp pledged collateral to derivative counterparties in the form of cash totaling $1.9 million as of December 31, 2011 and 2010.  The Bancorp may need to post additional collateral in the future in proportion to potential increases in unrealized loss positions.

The Corporation has entered into interest rate swap contracts to help commercial loan borrowers manage their interest rate risk.  The interest rate swap contracts with commercial loan borrowers allow them to convert floating rate loan payments to fixed rate loan payments.  When we enter into an interest rate swap contract with a commercial loan borrower, we simultaneously enter into a “mirror” swap contract with a third party.  The third party exchanges the client’s fixed rate loan payments for floating rate loan payments.  We retain the risk that is associated with the potential failure of counterparties and inherent in making loans.  At December 31, 2011 and 2010, Washington Trust had interest rate swap contracts with commercial loan borrowers with notional amounts of $61.6 million and $59.7 million, respectively, and equal amounts of “mirror” swap contracts with third-party financial institutions.  These derivatives are not designated as hedges and, therefore, changes in fair value are recognized in earnings.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

The following table presents the fair values of derivative instruments in the Corporation’s Consolidated Balance Sheets as of the dates indicated.

(Dollars in thousands)	Asset Derivatives			Liability Derivatives
		Fair Value			Fair Value
	Balance Sheet Location	Dec 31 2011	Dec 31 2010	Balance Sheet Location	Dec 31 2011	Dec 31 2010
Derivatives Designated as Cash Flow Hedging Instruments:
Interest rate risk management contract:
Interest rate swap contracts		$—	$—	Other liabilities	$1,802	$1,098
Derivatives not Designated as Hedging Instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Other assets	1,864	31	Other liabilities	—	135
Commitments to sell fixed rate mortgage loans	Other assets	—	571	Other liabilities	2,580	32
Customer related derivative contracts:
Interest rate swaps with customers	Other assets	4,513	3,690		—	—
Mirror swaps with counterparties		—	—	Other liabilities	4,669	3,806
Total		$6,377	$4,292		$9,051	$5,071

The following tables present the effect of derivative instruments in the Corporations’ Consolidated Statements of Income and Changes in Shareholders’ Equity for the periods indicated.

(Dollars in thousands)	Gain (Loss) Recognized in Other Comprehensive Income (Effective Portion)			Location of Gain (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Gain (Loss) Recognized in Income on Derivative (Ineffective Portion)
Years ended December 31,	2011	2010	2009		2011	2010	2009
Derivatives in Cash Flow Hedging Relationships:
Interest rate risk management contracts:
Interest rate swap contracts (1)	($456)	($663)	($7)	Interest Expense	$—	($78)	$78
Total	($456)	($663)	($7)		$—	($78)	$78

(1)
In addition to the amounts reported in the table above, a $30 thousand gain was reclassified from accumulated other comprehensive income into net unrealized gains on interest rate swaps in the first quarter of 2009.

(Dollars in thousands)	Location of Gain (Loss) Recognized in Income on Derivative	Amount of Gain (Loss) Recognized in Income on Derivative
Years ended December 31,		2011	2010	2009
Derivatives not designated as hedging instruments:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	Net gains on loan sales & commissions on loans originated for others	$1,968	$54	($325)
Commitments to sell fixed rate mortgage loans	Net gains on loan sales & commissions on loans originated for others	(3,119)	228	503
Customer related derivative contracts:
Interest rate swaps with customers	Net (losses) gains on interest rate swaps	2,658	3,785	1,130
Mirror swaps with counterparties	Net (losses) gains on interest rate swaps	(2,652)	(3,822)	(550)
Interest rate risk management contract:
Interest rate swap contracts	Net (losses) gains on interest rate swaps	—	—	117
Total		($1,145)	$245	$875

(14) Fair Value Measurements
The Corporation uses fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  As of December 31, 2011, securities available for sale, mortgage loans held for sale and derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, we may be required to record at fair value other assets on a nonrecurring basis, such as collateral dependent impaired loans, property acquired through foreclosure or repossession and mortgage servicing rights.  These nonrecurring fair value adjustments typically involve the application of lower-of-cost-or-market accounting or write-downs of individual assets.

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

(Dollars in thousands)	December 31, 2011		December 31, 2010
	Notional or Principal Amount	Fair Value	Notional or Principal Amount	Fair Value
Mortgage loans held for sale (1)	$19,624	$20,340	$13,894	N/A
Commitments to originate	56,950	1,864	10,893	(104)
Commitments to sell	76,574	(2,580)	24,901	539

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

(Dollars in thousands)
Years ended December 31,	2011	2010	2009
Mortgage loans held for sale	$716	$—	$—
Commitments to originate	1,968	54	(325)
Commitments to sell	(3,119)	228	503
Total changes in fair value (2)	($435)	$282	$178

(1)
At December 31, 2011, the difference between the aggregate fair value and the aggregate principal amount of mortgage loans held for sale amounted to $716 thousand. There were no mortgage loans held for sale 90 days or more past due as of December 31, 2011.

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2011 and 2010, level 3 securities were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations, which were not actively traded.  As of December 31, 2011 and 2010, the Corporation concluded that the low level of activity for its Level 3 pooled trust preferred debt securities continued to indicate that quoted market prices are not indicative of fair value.  The Corporation obtained valuations including broker quotes and cash flow scenario analyses prepared by a third party valuation consultant.  The fair values were assigned a weighting that was dependent upon the methods used to calculate the prices.  The cash flow scenarios (Level 3) were given substantially more weight than the broker quotes (Level 2) as management believed that the broker quotes reflected highly limited sales evidenced by an inactive market.  The cash flow scenarios were prepared using discounted cash flow methodologies based on detailed cash flow and credit analysis of the pooled securities.  The weighting was then used to determine an overall fair value of the securities.  Management believes that this approach is most representative of fair value for these particular securities in current market conditions.

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
December 31, 2011 and 2010

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

Items Recorded at Fair Value on a Recurring Basis
The tables below present the balances of assets and liabilities reported at fair value on a recurring basis.

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2011	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$32,833	$—	$32,833
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	389,658	—	389,658
States and political subdivisions	—	79,493	—	79,493
Trust preferred securities:
Individual name issuers	—	22,396	—	22,396
Collateralized debt obligations	—	—	887	887
Corporate bonds	—	14,282	—	14,282
Common stocks	—	—	—	—
Perpetual preferred stocks	1,704	—	—	1,704
Mortgage loans held for sale	—	20,340	—	20,340
Derivative assets (1)
Interest rate swap contracts with customers	—	4,513	—	4,513
Forward loan commitments	—	1,864	—	1,864
Total assets at fair value on a recurring basis	$1,704	$565,379	$887	$567,970
Liabilities:
Derivative liabilities (1)
Mirror swap contracts with customers	$—	$4,669	$—	$4,669
Interest rate risk management swap contracts	—	1,802	—	1,802
Forward loan commitments	—	2,580	—	2,580
Total liabilities at fair value on a recurring basis	$—	$9,051	$—	$9,051

(1)	Derivative assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

(Dollars in thousands)				Assets/Liabilities at Fair Value
	Fair Value Measurements Using
December 31, 2010	Level 1	Level 2	Level 3
Assets:
Securities available for sale:
Obligations of U.S. government-sponsored enterprises	$—	$40,994	$—	$40,994
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	429,771	—	429,771
States and political subdivisions	—	81,055	—	81,055
Trust preferred securities:
Individual name issuers	—	23,275	—	23,275
Collateralized debt obligations	—	—	806	806
Corporate bonds	—	15,212	—	15,212
Common stocks	809	—	—	809
Perpetual preferred stocks	2,178	—	—	2,178
Derivative assets (1)
Interest rate swap contracts with customers	—	3,690	—	3,690
Forward loan commitments	—	—	602	602
Total assets at fair value on a recurring basis	$2,987	$593,997	$1,408	$598,392
Liabilities:
Derivative liabilities (1)
Mirror swap contracts with customers	$—	$3,806	$—	$3,806
Interest rate risk management swap contracts	—	1,098	—	1,098
Forward loan commitments	—	—	167	167
Total liabilities at fair value on a recurring basis	$—	$4,904	$167	$5,071

(1)	Derivatives assets are included in other assets and derivative liabilities are reported in other liabilities in the Consolidated Balance Sheets.

It is the Corporation’s policy to review and reflect transfers between Levels as of the financial statement reporting date.  There were no transfers in and/or out of Level 1 during the years ended December 31, 2011 and 2010. After evaluating forward loan commitments consisting of interest rate lock commitments and commitments to sell fixed-rate residential mortgages during the third quarter of 2011, it was determined that significant inputs and significant value drivers were observable in active markets, and the Corporation therefore reclassified these derivatives from out of Level 3 into Level 2. There were no other transfers between Level 2 and Level 3 during the years ended December 31, 2011 and 2010.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

The following table presents the changes in Level 3 assets and liabilities measured at fair value on a recurring basis during the periods indicated.

Years ended December 31,	2011			2010
(Dollars in thousands)	Securities Available for Sale (1)	Derivative Assets / (Liabilities) (2)	Total	Securities Available for Sale (1)	Derivative Assets / (Liabilities) (2)	Total
Balance at beginning of period	$806	$435	$1,241	$1,065	$153	$1,218
Gains and losses (realized and unrealized):
Included in earnings (3)	(191)	(1,263)	(1,454)	(417)	282	(135)
Included in other comprehensive income	272	—	272	158	—	158
Purchases	—	—	—	—	—	—
Issuances	—	—	—	—	—	—
Sales	—	—	—	—	—	—
Settlements	—	—	—	—	—	—
Transfers into Level 3	—	—	—	—	—	—
Transfers out of Level 3	—	828	828	—	—	—
Balance at end of period	$887	$—	$887	$806	$435	$1,241

(1)	During the periods indicated, Level 3 securities available for sale were comprised of two pooled trust preferred debt securities, in the form of collateralized debt obligations.

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

(3)
Losses included in earnings for Level 3 securities available for sale consisted of credit-related impairment losses on the two Level 3 pooled trust preferred debt securities.  Credit-related impairment losses of $191 thousand and $417 thousand were recognized in 2011 and 2010, respectively.  The losses included in earnings for Level 3 derivative assets and liabilities, which were comprised of forward loan commitments (interest rate lock commitments and commitments to sell fixed-rate residential mortgages), were included in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

Items Recorded at Fair Value on a Nonrecurring Basis
Certain assets are measured at fair value on a nonrecurring basis in accordance with GAAP.  These adjustments to fair value usually result from the application of lower of cost or market accounting or write-downs of individual assets.  The valuation methodologies used to measure these fair value adjustments are described above.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the year ended December 31, 2011.

(Dollars in thousands)	Carrying Value at December 31, 2011
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$—	$—	$10,391	$10,391
Loan servicing rights	—	—	765	765
Property acquired through foreclosure or repossession	—	—	1,758	1,758
Total assets at fair value on a nonrecurring basis	$—	$—	$12,914	$12,914

Collateral dependent impaired loans with a carrying value of $10.4 million at December 31, 2011 were subject to nonrecurring fair value measurement during the year ended December 31, 2011.  As of December 31, 2011, the allowance for loan losses allocation on these loans amounted to $1.4 million.

During the year ended December 31, 2011, certain loan servicing rights were written down to their fair value resulting in an immaterial valuation allowance increase, which was recorded as a component of net gains on loan sales and commissions on loans originated for others in the Corporation’s Consolidated Statement of Income.

For the year ended December 31, 2011, property acquired through foreclosures or repossession with a fair value of $2.0 million was transferred from loans.  Prior to the transfer, the assets whose fair value less costs to sell was less than the carrying value were written down to fair value through a charge to the allowance for loan losses.  For the year ended December 31, 2011, valuation adjustments to reflect property acquired through foreclosure or repossession at fair value less cost to sell resulted in a charge to the allowance for loan losses of $328 thousand.  Subsequent to foreclosures, valuations are updated periodically, and assets may be marked down further, reflecting a new cost basis.  Subsequent valuation adjustments resulted in a charge to earnings of $642 thousand for the year ended December 31, 2011.

The following table presents the carrying value of certain assets measured at fair value on a nonrecurring basis during the year ended December 31, 2010.

(Dollars in thousands)	Carrying Value at December 31, 2010
	Level 1	Level 2	Level 3	Total
Assets:
Collateral dependent impaired loans	$—	$—	$4,242	$4,242
Mortgage loans held for sale	—	13,894	—	13,894
Property acquired through foreclosure or repossession	—	—	1,634	1,634
Total assets at fair value on a nonrecurring basis	$—	$13,894	$5,876	$19,770

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

Loans
Fair values are estimated for categories of loans with similar financial characteristics. Loans are segregated by type and are then further segmented into fixed rate and adjustable rate interest terms to determine their fair value. The fair value of fixed rate commercial and consumer loans is calculated by discounting scheduled cash flows through the estimated

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

maturity of the loan using interest rates offered at December 31, 2011 and 2010 that reflect the credit and interest rate risk inherent in the loan. The estimate of maturity is based on the Corporation's historical repayment experience. For residential mortgages, fair value is estimated by using quoted market prices for sales of similar loans on the secondary market, adjusted for servicing costs. The fair value of floating rate commercial and consumer loans approximates carrying value. The fair value of nonaccrual loans is calculated by discounting estimated cash flows, using a rate commensurate with the risk associated with the loan type or by other methods that give consideration to the value of the underlying collateral.

Deposit Liabilities
The fair value of demand deposits, NOW accounts, money market accounts and savings accounts is equal to the amount payable on demand as of December 31, 2011 and 2010. The discounted values of cash flows using the rates currently offered for deposits of similar remaining maturities were used to estimate the fair value of certificates of deposit.

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

The following table presents the fair values of financial instruments:

(Dollars in thousands)	December 31, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Financial Assets:
Cash and cash equivalents	$87,020	$87,020	$92,736	$92,736
Mortgage loans held for sale	20,340	20,340	13,894	13,894
Securities available for sale	541,253	541,253	594,100	594,100
Securities held to maturity	52,139	52,499	—	—
FHLBB stock	42,008	42,008	42,008	42,008
Loans, net of allowance for loan losses	2,117,357	2,198,940	1,967,055	2,029,951
Accrued interest receivable	8,841	8,841	8,568	8,568
Bank-owned life insurance	53,783	53,783	51,844	51,844
Customer related interest rate swap contracts	4,513	4,513	3,690	3,690
Forward loan commitments (1)	1,864	1,864	602	602
Loan servicing rights (2)	765	937	757	913

Financial Liabilities:
Noninterest-bearing demand deposits	$339,809	$339,809	$228,437	$228,437
NOW accounts	257,031	257,031	241,974	241,974
Money market accounts	406,777	406,777	396,455	396,455
Savings accounts	243,904	243,904	220,888	220,888
Time deposits	878,794	891,378	948,576	962,608
FHLBB advances	540,450	577,315	498,722	533,802
Junior subordinated debentures	32,991	20,391	32,991	22,092
Securities sold under repurchase agreements	19,500	19,500	19,500	20,543
Other borrowings	258	258	3,859	3,859
Accrued interest payable	3,202	3,202	3,999	3,999
Customer related interest rate swap contracts	4,669	4,669	3,806	3,806
Interest rate risk management contract	1,802	1,802	1,098	1,098
Forward loan commitments (1)	2,580	2,580	167	167

(1)	Interest rate lock commitments written for our residential real estate mortgage loans that we intend to sell.

(2)	The carrying value of loan servicing rights is net of $172 thousand and $156 thousand reserves at December 31, 2011 and 2010, respectively. The estimated fair value does not include such adjustment.

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

The non-qualified retirement plans provide for the designation of assets in rabbi trusts.  Securities available for sale and

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

other short-term investments designated for this purpose, with the carrying value of $8.9 million and $9.4 million are included in the Consolidated Balance Sheets at December 31, 2011 and 2010, respectively.

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

The following table sets forth the plans’ projected benefit obligations, fair value of plan assets and funded status as of December 31, 2011 and 2010.

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans
At December 31,	2011	2010	2011	2010
Change in Benefit Obligation:
Benefit obligation at beginning of period	$46,556	$42,414	$9,953	$9,496
Service cost	2,314	2,337	71	93
Interest cost	2,578	2,507	495	515
Actuarial loss	7,298	675	1,534	406
Benefits paid	(1,371)	(1,234)	(732)	(556)
Administrative expenses	(118)	(143)	—	—
Benefit obligation at end of period	$57,257	$46,556	$11,321	$9,954
Change in Plan Assets:
Fair value of plan assets at beginning of period	$36,070	$30,946	$—	$—
Actual return on plan assets	749	4,001	—	—
Employer contribution	3,000	2,500	732	556
Benefits paid	(1,371)	(1,234)	(732)	(556)
Administrative expenses	(118)	(143)	—	—
Fair value of plan assets at end of period	$38,330	$36,070	$—	$—
Unfunded status at end of period	($18,927)	($10,486)	($11,321)	($9,954)

The funded status of the qualified pension plan and non-qualified retirement plans has been recognized in other liabilities in the Consolidated Balance Sheets at December 31, 2011 and 2010.

The components of accumulated other comprehensive income related to the qualified pension plan and non-qualified retirement plans, on a pre-tax basis, are summarized below:

(Dollars in thousands)	Qualified Pension Plan		Non-Qualified Retirement Plans

At December 31,	2011	2010	2011	2010
Net actuarial loss	$15,928	$6,977	$2,743	$1,225
Prior service credit	(254)	(287)	(7)	(7)
Total pre-tax amounts recognized in accumulated other comprehensive income	$15,674	$6,690	$2,736	$1,218

The accumulated benefit obligation for the qualified pension plan was $45.3 million and $37.7 million at December 31, 2011 and 2010, respectively.  The accumulated benefit obligation for the non-qualified retirement plans amounted to $10.4 million and $9.7 million at December 31, 2011 and 2010, respectively.

The components of net periodic benefit cost and other amounts recognized in other comprehensive income, on a pre-tax basis, were as follows:

(Dollars in thousands)	Qualified Pension Plan			Non-Qualified Retirement Plans
Years ended December 31,	2011	2010	2009	2011	2010	2009
Net Periodic Benefit Cost:
Service cost	$2,314	$2,337	$2,371	$71	$93	$106
Interest cost	2,578	2,507	2,292	495	515	564
Expected return on plan assets	(2,794)	(2,541)	(2,451)	—	—	—
Amortization of prior service (credit) cost	(33)	(33)	(33)	(1)	8	27
Recognized net actuarial loss	392	340	303	16	19	28
Curtailment loss	—	—	—	—	—	97
Net periodic benefit cost	$2,457	$2,610	$2,482	$581	$635	$822
Other Changes in Plan Assets and Benefit Obligations Recognized in Other Comprehensive Income (on a pre-tax basis):
Net loss (gain)	$8,951	($1,104)	($3,949)	$1,517	$388	($133)
Prior service cost (credit)	33	33	33	1	(8)	(27)
Curtailment loss	—	—	—	—	—	(406)
Recognized in other comprehensive income	$8,984	($1,071)	($3,916)	$1,518	$380	($566)
Total recognized in net periodic benefit cost and other comprehensive income	$11,441	$1,539	($1,434)	$2,099	$1,015	$256
The estimated prior service credit and net loss for the qualified pension plan that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 are $(33) thousand and $982 thousand, respectively.  The estimated prior service cost and net loss for the non-qualified retirement plans that will be amortized from accumulated other comprehensive loss into net periodic benefit cost during 2012 are $(1) thousand and $118 thousand, respectively.

Assumptions
The measurement date and weighted-average assumptions used to determine benefit obligations at December 31, 2011 and 2010 were as follows:

	Qualified Pension Plan		Non-Qualified Retirement Plans
	2011	2010	2011	2010
Measurement date	Dec 31, 2011	Dec. 31, 2010	Dec 31, 2011	Dec. 31, 2010
Discount rate	5.000%	5.625%	4.625%	5.125%
Rate of compensation increase	3.750%	3.750%	3.750%	3.750%

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

The measurement date and weighted-average assumptions used to determine net periodic benefit cost for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Qualified Pension Plan			Non-Qualified Retirement Plans
	2011	2010	2009	2011	2010	2009
Measurement date	Dec 31, 2010	Dec. 31, 2009	Dec. 31, 2008	Dec. 31, 2010	Dec. 31, 2009	Dec. 31, 2008
Discount rate	5.625%	6.000%	5.875%	5.125%	5.625%	6.125%
Expected long-term return on plan assets	8.000%	8.000%	8.250%	—	—	—
Rate of compensation increase	3.750%	4.250%	4.250%	3.750%	4.250%	4.250%

The expected long-term rate of return on plan assets is based on what the Corporation believes is realistically achievable based on the types of assets held by the plan and the plan's investment practices.  The assumption is updated at least annually, taking into account the asset allocation, historical asset return trends on the types of assets held and the current and expected economic conditions.  At December 31, 2010, the measurement date used in the determination of net periodic benefit cost for 2011, the Corporation determined that a revision to the assumption was not necessary based upon expected market performance and the expected long-term rate of return assumption remained at 8.00%.

The discount rate assumption for defined benefit pension plans is reset annually on the measurement date.  A discount rate was selected for each plan by matching expected future benefit payments stream to a yield curve based on a selection of high-quality fixed-income debt securities.

Plan Assets
The following table presents the fair values of the qualified pension plan’s assets at December 31, 2011:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2011	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$1,595	$—	$—	$1,595
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	—	1,786		1,786
States and political subdivisions	—	1,720		1,720
Corporate bonds	—	10,283	—	10,283
Common stocks	15,487	—	—	15,487
Mutual funds	7,459	—	—	7,459
Total plan assets	$24,541	$13,789	$—	$38,330

The following table presents the fair values of the qualified pension plan’s assets at December 31, 2010:

(Dollars in thousands)
	Fair Value Measurements Using			Assets at Fair Value
December 31, 2010	Level 1	Level 2	Level 3
Assets:
Cash and cash equivalents	$748	$—	$—	$748
Obligations of U.S. government agencies and U.S. government-sponsored enterprises	—	1,299	—	1,299
Mortgage-backed securities issued by U.S. government agencies and U.S. government-sponsored enterprises	—	1	—	1
States and political subdivisions	—	827	—	827
Corporate bonds	—	9,870	—	9,870
Common stocks	14,162	—	—	14,162
Mutual funds	9,163	—	—	9,163
Total plan assets	$24,073	$11,997	$—	$36,070

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

In certain cases where there is limited activity or less transparency around inputs to the valuation, securities may be classified as Level 3.  As of December 31, 2011 and 2010, the qualified pension plan did not have any securities in the Level 3 category.

The asset allocations of the qualified pension plan at December 31, 2011 and 2010, by asset category were as follows:

December 31,	2011	2010
Asset Category:
Equity securities	56.4%	64.2%
Fixed securities	39.9%	34.1%
Cash and cash equivalents	3.7%	1.7%
Total	100.0%	100.0%

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
December 31, 2011 and 2010

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

Cash Flows
Contributions
The Internal Revenue Code permits flexibility in plan contributions so that normally a range of contributions is possible.  The Corporation’s current funding policy has been generally to contribute the minimum required contribution and additional amounts up to the maximum deductible contribution.  The Corporation expects to contribute $3.0 million to the qualified pension plan in 2012.  In addition, the Corporation expects to contribute $723 thousand in benefit payments to the non-qualified retirement plans in 2012.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid as follows:

(Dollars in thousands)	Qualified Pension Plan	Non-Qualified Plans
2012	$1,584	$723
2013	1,835	735
2014	1,950	742
2015	2,209	765
2016	2,396	765
Years 2017 - 2020	13,716	3,780

401(k) Plan
The Corporation’s 401(k) Plan provides a specified match of employee contributions for substantially all employees.  In addition, substantially all employees hired after September 30, 2007, who are ineligible for participation in the qualified defined benefit pension plan, will receive a non-elective employer contribution of 4%.  Total employer matching contributions under this plan amounted to $1.2 million, $1.0 million and $837 thousand in 2011, 2010 and 2009, respectively.

Other Incentive Plans
The Corporation maintains several non-qualified incentive compensation plans.  Substantially all employees participate in one of the incentive compensation plans.  Incentive plans provide for annual or more frequent payments based on individual, business line and/or corporate performance targets (measured in terms of the Corporation's net income, earnings per share and return on equity).  Total incentive based compensation amounted to $10.7 million, $9.6 million and $6.3 million in 2011, 2010 and 2009, respectively.  In general, the terms of incentive plans are subject to annual renewal and may be terminated at any time by the Board of Directors.

Deferred Compensation Plan
The Amended and Restated Nonqualified Deferred Compensation Plan provides supplemental retirement and tax benefits to directors and certain officers.  The plan is funded primarily through pre-tax contributions made by the participants.  The assets and liabilities of the Deferred Compensation Plan are recorded at fair value in the Corporation’s Consolidated Balance Sheets.  The participants in the plan bear the risk of market fluctuations of the underlying assets.  The accrued liability related to this plan amounted to $5.4 million and $5.6 million at December 31, 2011 and 2010, respectively, and is included in other liabilities on the accompanying Consolidated Balance Sheets.  The corresponding invested assets are reported in other assets.

(16) Share-Based Compensation Arrangements
Washington Trust has two share-based compensation plans, which are described below.

In 2009, the Bancorp’s 2003 Stock Incentive Plan (the “2003 Plan”) was amended and restated and was also approved by shareholders in April 2009.  The 2003 Plan amendments included increasing the maximum number of shares of Bancorp’s common stock to be issued under the 2003 Plan from 600,000 shares to 1,200,000 shares and increasing the number of shares that can be issued in the form of awards other than share options or stock appreciation rights from 200,000 to 400,000.  The 2003 Plan permits the granting of share options and other equity incentives to officers, employees, directors, and other key persons.  The exercise price of each share option may not be less than the fair market value of the Bancorp's common stock on the date of grant, and options shall have a term of no more than ten years. Share options are designated as either non-qualified or incentive share options.  Incentive share option awards may be granted at any time until February 19, 2019.

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

The Plans also permit nonvested share units, nonvested shares and nonvested performance shares to be granted.  These awards are valued at the fair market value of the Bancorp’s common stock as of the award date.  Performance share awards are granted providing certain officers of the Corporation the opportunity to earn shares of common stock the number of which is determined pursuant to, and subject to the attainment of, performance goals during a specified measurement period.  The number of shares earned will range from zero to 200% of the target number of shares dependent upon the Corporation’s core return on equity and core earnings per share growth ranking compared to an industry peer group.

Vesting of share options and share awards may accelerate or may be subject to proportional vesting if there is a change in control, disability, retirement or death (as defined in the Plans).

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

Amounts recognized in the consolidated financial statements for share options, nonvested share units, nonvested share awards and nonvested performance shares are as follows:

(Dollars in thousands)

Years ended December 31,	2011	2010	2009
Share-based compensation expense	$1,394	$909	$708
Related income tax benefit	$497	$324	$252

Compensation expense for share options, nonvested shares and nonvested share units is recognized over the service period based on the fair value at the date of grant.  Nonvested performance share compensation expense is based on the most recent performance assumption available and is adjusted as assumptions change.  If the goals are not met, no compensation cost will be recognized and any recognized compensation costs will be reversed.

Share Options
During 2011 and 2010, the Corporation granted to certain key employees 57,450 and 83,700 non-qualified share options, respectively, with three-year cliff vesting terms.  During 2009, the Corporation granted a certain executive officer 21,000 non-qualified share options with a five-year cliff vesting term.

The fair value of the share option awards granted in 2011, 2010 and 2009 were estimated on the date of grant using the Black-Scholes Option-Pricing Model based on assumptions noted in the following table.  Washington Trust uses historical data to estimate share option exercise and employee departure behavior used in the option-pricing model; groups of employees that have similar historical behavior are considered separately for valuation purposes.  The expected term of options granted was derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding.  Expected volatility was based on historical volatility of Washington Trust shares.  The risk-free rate for periods within the contractual life of the share option was based on the U.S. Treasury yield curve in effect at the date of grant.

	2011	2010	2009
Expected term (years)	9.0	9.0	6.7
Expected dividend yield	3.33%	3.16%	3.05%
Weighted average expected volatility	41.90%	41.95%	44.26%
Expected forfeiture rate	—%	—%	—%
Weighted average risk-free interest rate	3.05%	3.42%	3.28%

The weighted average grant-date fair value of the share options awarded during 2011, 2010 and 2009 was $7.46, $6.29 and $6.39, respectively.

A summary of the status of Washington Trust's share options as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below:

	Number of Share Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Outstanding at January 1, 2011	795,257	$22.46
Granted	57,450	21.71
Exercised	(116,466)	18.86
Forfeited or expired	(24,180)	23.20
Outstanding at December 31, 2011	712,061	$22.96	4.1	$1,586
As of December 31, 2011:
Options exercisable	559,311	$24.00	2.8	$867
Options expected to vest in future periods	152,750	$19.15	8.7	$720

The total intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of an option on the exercise date.

Additional information concerning options outstanding and options exercisable at December 31, 2011 is summarized as follows:

	Options Outstanding			Options Exercisable
Exercise Price Ranges	Number of Shares	Weighted Average Remaining Life (Years)	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$14.47 to $17.36	3,582	6.9	$16.58	3,582	$16.58
$17.37 to $20.26	300,324	3.3	19.25	205,024	20.02
$20.27 to $23.15	74,450	7.6	21.48	17,000	20.72
$23.16 to $26.05	80,400	6.5	24.12	80,400	24.12
$26.06 to $28.94	253,305	3.3	27.52	253,305	27.52
	712,061	4.1	$22.96	559,311	$24.00

The total intrinsic value of share options exercised during the years ended December 31, 2011, 2010 and 2009 was $493 thousand, $349 thousand and $115 thousand, respectively.

Nonvested Shares and Share Units
During 2011, the Corporation granted to directors and certain key employees 31,950 nonvested share units with three years cliff vesting terms.  During 2010, the Corporation granted to directors and certain key employees 56,500 nonvested share units with three to five-year cliff vesting terms.  During 2009, the Corporation granted to a certain key employee 7,000 nonvested share units with five-year cliff vesting terms.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

A summary of the status of Washington Trust’s nonvested shares as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	85,907	$20.11
Granted	31,950	22.25
Vested	(26,607)	23.60
Forfeited	—	—
Nonvested at December 31, 2011	91,250	$19.84

Nonvested Performance Shares
During 2011, performance share awards were granted to certain executive officers providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 73,502 shares.  The performance shares awarded were valued at $21.62, the fair market value at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at 155% of the target, or 56,966 shares.

During 2010, a performance share award was granted to an executive officer providing the opportunity to earn shares of common stock of the Corporation ranging from zero to 25,000 shares.  The performance shares awarded were valued at $15.11, the fair market value at the date of grant, and will be earned over a three year performance period. The current assumption based on the most recent peer group information results in the shares earned at 155% of the target, or 19,375 shares.

There were no performance share awards granted during 2009.

A summary of the status of Washington Trust’s performance share awards as of December 31, 2011 and changes during the year ended December 31, 2011 is presented below:

	Number of Shares	Weighted Average Grant Date Fair Value
Performance shares at January 1, 2011	16,500	$24.12
Granted	59,841	21.31
Vested	—	—
Forfeited	—	—
Performance shares at December 31, 2011	76,341	$19.97

As of December 31, 2011, there was $2.7 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements (including share options, nonvested share awards and performance share awards) granted under the Plans.  That cost is expected to be recognized over a weighted average period of 2.2 years.

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

The following tables present the statement of operations and total assets for Washington Trust’s reportable segments.

(Dollars in thousands)
Year ended December 31, 2011	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$75,967	($1)	$8,989	$84,955
Noninterest income	22,009	28,306	2,449	52,764
Total income	97,976	28,305	11,438	137,719

Provision for loan losses	4,700	—	—	4,700
Depreciation and amortization expense	2,512	1,330	283	4,125
Other noninterest expenses	55,543	19,041	11,664	86,248
Total noninterest expenses	62,755	20,371	11,947	95,073
Income (loss) before income taxes	35,221	7,934	(509)	42,646
Income tax expense (benefit)	11,852	2,957	(1,887)	12,922
Net income	$23,369	$4,977	$1,378	$29,724

Total assets at period end	$2,257,326	$51,104	$755,668	$3,064,098
Expenditures for long-lived assets	$2,982	$493	$169	$3,644

(Dollars in thousands)
Year ended December 31, 2010	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$73,788	($47)	$3,450	$77,191
Noninterest income	19,770	26,392	2,311	48,473
Total income	93,558	26,345	5,761	125,664

Provision for loan losses	6,000	—	—	6,000
Depreciation and amortization expense	2,376	1,461	337	4,174
Other noninterest expenses	51,002	18,751	11,384	81,137
Total noninterest expenses	59,378	20,212	11,721	91,311
Income (loss) before income taxes	34,180	6,133	(5,960)	34,353
Income tax expense (benefit)	11,821	2,296	(3,815)	10,302
Net income (loss)	$22,359	$3,837	($2,145)	$24,051

Total assets at period end	$2,095,515	$51,164	$762,846	$2,909,525
Expenditures for long-lived assets	$994	$176	$513	$1,683

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

(Dollars in thousands)
Year ended December 31, 2009	Commercial Banking	Wealth Management Services	Corporate	Consolidated Total
Net interest income (expense)	$64,627	($76)	$1,341	$65,892
Noninterest income (expense)	19,595	23,786	(728)	42,653
Total income	84,222	23,710	613	108,545

Provision for loan losses	8,500	—	—	8,500
Depreciation and amortization expense	2,495	1,669	158	4,322
Other noninterest expenses	46,882	17,324	9,075	73,281
Total noninterest expenses	57,877	18,993	9,233	86,103
Income (loss) before income taxes	26,345	4,717	(8,620)	22,442
Income tax expense (benefit)	9,087	1,715	(4,456)	6,346
Net income (loss)	$17,258	$3,002	($4,164)	$16,096

Total assets at period end	$2,017,616	$51,742	$815,115	$2,884,473
Expenditures for long-lived assets	$4,323	$961	$273	$5,557

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

The calculation of earnings per common share is presented below.

(Dollars and shares in thousands, except per share amounts)
Years ended December 31,	2011	2010	2009
Net income	$29,724	$24,051	$16,096
Less:
Dividends and undistributed earnings allocated to participating securities	(112)	(65)	—
Net income applicable to common shareholders	29,612	23,986	16,096

Weighted average basic common shares	16,254	16,114	15,995
Dilutive effect of:
Common stock equivalents	30	9	46
Weighted average diluted common shares	16,284	16,123	16,041

Earnings per common share:
Basic	$1.82	$1.49	$1.01
Diluted	$1.82	$1.49	$1.00

Weighted average common stock equivalents, not included in common stock equivalents above because they were anti-dilutive, totaled 371 thousand, 758 thousand and 849 thousand for 2011, 2010 and 2009, respectively.

(19) Commitments and Contingencies
Financial Instruments with Off-Balance Risk
The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers and to manage the Corporation’s exposure to fluctuations in interest rates.  These financial instruments include commitments to extend credit, standby letters of credit, equity commitments to an affordable housing partnerships, interest rate swap agreements and commitments to originate and commitments to sell fixed rate mortgage loans.  These instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the Corporation’s Consolidated Balance Sheets.  The contract or notional amounts of these instruments reflect the extent of involvement the Corporation has in particular classes of financial instruments.  The Corporation’s credit policies with respect to interest rate swap agreements with commercial borrowers, commitments to extend credit, and financial guarantees are similar to those used for loans.  The interest rate swaps with other counterparties are generally subject to bilateral collateralization terms.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

The contractual and notional amounts of financial instruments with off-balance sheet risk are as follows:

(Dollars in thousands)
December 31,	2011	2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit:
Commercial loans	$222,805	$176,436
Home equity lines	185,124	182,260
Other loans	35,035	23,971
Standby letters of credit	8,560	9,510
Equity commitment to affordable housing partnerships	—	449
Financial instruments whose notional amounts exceed the amount of credit risk:
Forward loan commitments:
Commitments to originate fixed rate mortgage loans to be sold	56,950	10,893
Commitments to sell fixed rate mortgage loans	76,574	24,901
Customer related derivative contracts:
Interest rate swaps with customers	61,586	59,749
Mirror swaps with counterparties	61,586	59,749
Interest rate risk management contract:
Interest rate swap	32,991	32,991

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

Standby Letters of Credit
Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party.  The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.  Under the standby letters of credit, the Corporation is required to make payments to the beneficiary of the letters of credit upon request by the beneficiary contingent upon the customer’s failure to perform under the terms of the underlying contract with the beneficiary.  Standby letters of credit extend up to five years.  At December 31, 2011 and 2010, the maximum potential amount of undiscounted future payments, not reduced by amounts that may be recovered, totaled $8.6 million and $9.5 million, respectively.  At December 31, 2011 and 2010, there was no liabilities to beneficiaries resulting from standby letters of credit.  Fee income on standby letters of credit totaled $153 thousand in 2011, compared to $91 thousand in 2010 and $95 thousand in 2009.

At December 31, 2011 and 2010, a substantial portion of the standby letters of credit were supported by pledged collateral.  The collateral obtained is determined based on management’s credit evaluation of the customer.  Should the Corporation be required to make payments to the beneficiary, repayment from the customer to the Corporation is required.

Equity Commitment
At December 31, 2011 and 2010, Washington Trust has investments in two real estate limited partnerships, one of which was entered into in the latter portion of 2010.  The partnerships were created for the purpose of renovating and operating low-income housing projects.  Equity commitments to affordable housing partnerships represented funding commitments by Washington Trust to the limited partnerships.  The funding of commitments was contingent upon substantial completion of the projects.

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

Leases
At December 31, 2011, the Corporation was committed to rent premises used in banking operations under non-cancelable operating leases.  Rental expense under the operating leases amounted to $1.9 million, $1.6 million and $1.4 million for December 31, 2011, 2010 and 2009, respectively.  The minimum annual lease payments under the terms of these leases, exclusive of renewal provisions, are as follows:

(Dollars in thousands)
Years ending December 31:	2012	$2,029
	2013	2,004
	2014	1,951
	2015	1,434
	2016	1,185
	2017 and thereafter	8,401
Total minimum lease payments		$17,004

Lease expiration dates range from four months to twenty-four years, with renewal options on certain leases of two to twenty-five years.

Other Contingencies
Litigation
The Corporation is involved in various claims and legal proceedings arising out of the ordinary course of business.  Management is of the opinion, based on its review with counsel of the development of such matters to date, that the ultimate disposition of such matters will not materially affect the consolidated financial position or results of operations of the Corporation.

Other
When selling a residential real estate mortgage loan or acting as originating agent on behalf of a third party, Washington Trust generally makes various representations and warranties. The specific representations and warranties depend on the nature of the transaction and the requirements of the buyer.  Contractual liability may arise when the representations and warranties are breached.  In the event of a breach of these representations and warranties, Washington Trust may be required to either repurchase the residential real estate mortgage loan (generally at unpaid principal balance plus accrued interest) with the identified defects or indemnify (“make-whole”) the investor for its losses.

In the case of a repurchase, Washington Trust will bear any subsequent credit loss on the residential real estate mortgage loan.  Washington Trust has experienced an insignificant number of repurchase demands over a period of many years.  The unpaid principal balance of loans repurchased due to representation and warranty claims as of December 31, 2011 was $773 thousand compared to $249 thousand at December 31, 2010. Washington Trust has recorded a reserve for its exposure to losses from the obligation to repurchase previously sold residential real estate mortgage loans.  This reserve is not material and is included in other liabilities in the Consolidated Balance Sheets and any change in the estimate is recorded in net gains on loan sales and commissions on loans originated for others in the Consolidated Statements of Income.

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

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

Balance Sheets	(Dollars in thousands, except par value)
December 31,	2011	2010
Assets:
Cash on deposit with bank subsidiary	$1,176	$1,230
Interest-bearing balances due from banks	1,930	1,900
Investment in subsidiaries at equity value	311,946	299,344
Dividends receivable from subsidiaries	3,900	3,240
Other assets	968	722
Total assets	$319,920	$306,436
Liabilities:
Junior subordinated debentures	$32,991	$32,991
Dividends payable	3,688	3,428
Other liabilities	1,890	1,153
Total liabilities	38,569	37,572
Shareholders’ Equity:
Common stock of $.0625 par value; authorized 30,000,000 shares; issued 16,292,471 shares in 2011 and 16,171,618 shares in 2010	1,018	1,011
Paid-in capital	88,030	84,889
Retained earnings	194,198	178,939
Accumulated other comprehensive (loss) income	(1,895)	4,025
Total shareholders’ equity	281,351	268,864
Total liabilities and shareholders’ equity	$319,920	$306,436

Statements of Income	(Dollars in thousands)
Years ended December 31,	2011	2010	2009
Income:
Dividends from subsidiaries	$14,439	$15,416	$16,760
Net gains on interest rate swap contracts	—	—	117
Other income	2	2	1
Total income	14,441	15,418	16,878
Expenses:
Interest on junior subordinated debentures	1,568	1,989	1,947
Interest on deferred acquisition obligations	—	—	3
Legal and professional fees	118	135	291
Other	257	252	280
Total expenses	1,943	2,376	2,521
Income before income taxes	12,498	13,042	14,357
Income tax benefit	669	819	820
Income before equity in undistributed earnings of subsidiaries	13,167	13,861	15,177
Equity in undistributed earnings of subsidiaries	16,557	10,190	919
Net income	$29,724	$24,051	$16,096

WASHINGTON TRUST BANCORP, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2011 and 2010

Statements of Cash Flows	(Dollars in thousands)
Years ended December 31,	2011	2010	2009
Cash flow from operating activities:
Net income	$29,724	$24,051	$16,096
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed earnings of subsidiary	(16,557)	(10,190)	(919)
Net gains on interest rate swap contracts	—	—	(117)
(Increase) decrease in dividend receivable	(660)	360	(120)
(Increase) decrease in other assets	(246)	(373)	42
Increase (decrease) in accrued expenses and other liabilities	281	(92)	(112)
Other, net	(115)	(109)	(52)
Net cash provided by operating activities	12,427	13,647	14,818
Cash flows from investing activities:
Payment of deferred acquisition obligation	—	—	(2,509)
Net cash used in investing activities	—	—	(2,509)
Cash flows from financing activities:
Issuance of treasury stock, including net deferred compensation plan activity	—	44	53
Proceeds from the issuance of common stock under dividend reinvestment plan	754	1,002	1,106
Proceeds from the exercise of stock options and issuance of other equity instruments	885	785	364
Tax benefit (expense) from stock option exercises and issuance of other equity instruments	115	65	(26)
Cash dividends paid	(14,205)	(13,582)	(13,440)
Net cash used in financing activities	(12,451)	(11,686)	(11,943)
Net (decrease) increase in cash	(24)	1,961	366
Cash at beginning of year	3,130	1,169	803
Cash at end of year	$3,106	$3,130	$1,169

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.

ITEM 9A.  Controls and Procedures.
Disclosure Controls and Procedures
As required by Rule 13a-15 under the Exchange Act, the Corporation carried out an evaluation under the supervision and with the participation of the Corporation’s management, including the Corporation’s principal executive officer and principal financial officer, of the effectiveness of the Corporation’s disclosure controls and procedures as of the end of the period ended December 31, 2011.  Based upon that evaluation, the principal executive officer and principal financial officer concluded that the Corporation’s disclosure controls and procedures are effective and designed to ensure that information required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  The Corporation will continue to review and document its disclosure controls and procedures and consider such changes in future evaluations of the effectiveness of such controls and procedures, as it deems appropriate.

Internal Control Over Financial Reporting
There has been no change in our internal control over financial reporting during the fourth quarter ended December 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  Other Information.
None.
PART III

ITEM 10.  Directors, Executive Officers and Corporate Governance.
The information required by this Item appears under the captions “Election of Directors (Proposal No. 1),” “Board of Directors and Committees – Audit Committee,” “Executive Officers,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Bancorp’s Proxy Statement dated March 12, 2012 prepared for the Annual Meeting of Shareholders to be held April 24, 2012, which is incorporated herein by reference.

The Corporation maintains a code of ethics that applies to all of the Corporation’s directors, officers and employees, including the Corporation’s principal executive officer, principal financial officer and principal accounting officer.  This code of ethics is available on the Corporation’s website at www.washtrust.com, under the heading Investor Relations.

ITEM 11.  Executive Compensation.
The information required by this Item appears under the captions “Compensation Discussion and Analysis,” “Director Summary Compensation Table,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report” in the Bancorp’s Proxy Statement dated March 12, 2012 prepared for the Annual Meeting of Shareholders to be held April 24, 2012, which are incorporated herein by reference.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management.
Required information regarding security ownership of certain beneficial owners and management appears under the caption “Election of Directors (Proposal No. 1)” in the Bancorp’s Proxy Statement dated March 12, 2012 prepared for the Annual Meeting of Shareholders to be held April 24, 2012, which is incorporated herein by reference.

Equity Compensation Plan Information
The following table provides information as of December 31, 2011 regarding shares of common stock of the Bancorp that may be issued under our existing equity compensation plans, including the 1997 Plan, the 2003 Plan and the Amended and Restated Nonqualified Deferred Compensation Plan (the “Deferred Compensation Plan”).

Equity Compensation Plan Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)		Weighted average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plan (excluding securities referenced in column (a))
	(a)		(b)		(c)
Equity compensation plans approved by security holders (2)	901,813	(3) (4)	$22.96	(5)	391,743	(4) (6)
Equity compensation plans not approved by security holders (7)	16,140		N/A	(8)	N/A
Total	917,953		$22.96	(5) (8)	391,743

(1)	Does not include any shares already reflected in the Bancorp’s outstanding shares.

(2)	Consists of the 1997 Plan and the 2003 Plan.

(3)	Includes 91,250 nonvested share units and 98,502 performance shares outstanding under the 2003 Plan.

(4)	Includes the maximum amount of performance shares that could be issued under existing awards. The actual shares issued may differ based on the attainment of performance goals.

(5)	Does not include the effect of the nonvested share units awarded under the 1997 Plan and the 2003 Plan because these units do not have an exercise price.

(6)	Includes up to 151,183 securities that may be issued in the form of nonvested shares.

(7)	Consists of the Deferred Compensation Plan, which is described below.

(8)	Does not include information about the phantom stock units outstanding under the Deferred Compensation Plan, as such units do not have any exercise price.

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

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item is incorporated herein by reference to the captions “Indebtedness and Other Transactions,” “Policies and Procedures for Related Party Transactions” and “Board of Directors and Committees – Director Independence” in the Bancorp’s Proxy Statement dated March 12, 2012 prepared for the Annual Meeting of Shareholders to be held April 24, 2012.

ITEM 14.  Principal Accounting Fees and Services.
The information required by this Item is incorporated herein by reference to the caption “Independent Registered Public Accounting Firm” in the Bancorp’s Proxy Statement dated March 12, 2012 prepared for the Annual Meeting of Shareholders to be held April 24, 2012.

PART IV

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
10.3
Amendment to the Registrant’s 1997 Equity Incentive Plan – Filed as Exhibit 10.b to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended June 30, 2000. (1) (2)

10.4
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees) – Filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.5
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) - Filed as Exhibit No. 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.6
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors) - Filed as Exhibit No. 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.7
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (employees) – Filed as Exhibit No. 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.8
Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended – Filed as Exhibit No. 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.9
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit No. 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.10
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 1997 Equity Incentive Plan, as amended – Filed as Exhibit No. 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.11
Form of Nonqualified Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit No. 10.8 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.12
Form of Incentive Stock Option Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended – Filed as Exhibit No. 10.9 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on June 17, 2005. (1) (2)

10.13
Compensatory agreement with Galan G. Daukas, dated July 28, 2005 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended September 30, 2005. (1) (2)

10.14
Amended and Restated Declaration of Trust of WT Capital Trust I dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.15
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.16
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.17
Certificate Evidencing Fixed/Floating Rate Capital Securities of WT Capital Trust I dated August 29, 2005 – Filed as exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.18
Fixed/Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.19
Amended and Restated Declaration of Trust of WT Capital Trust II dated August 29, 2005, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as Sponsor, and the Administrators listed therein – Filed as exhibit 10.6 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.20
Indenture dated as of August 29, 2005, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as exhibit 10.7 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.21
Guaranty Agreement dated August 29, 2005, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as exhibit 10.8 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.22
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 10,000) dated August 29, 2005 – Filed as exhibit 10.9 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.23
Certificate Evidencing Capital Securities of WT Capital Trust II (Number of Capital Securities – 4,000) dated August 29, 2005 – Filed as exhibit 10.10 to the Registrant’s Current Report on Form 8-K (File No. 0-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.24
Fixed/Floating Rate Junior Subordinated Debt Security due 2035 of Washington Trust Bancorp, Inc. dated August 29, 2005 – Filed as exhibit 10.11 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on September 1, 2005. (1)

10.25
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 25, 2006. (1) (2)

10.26
Form of Restricted Stock Units Certificate under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 25, 2006. (1) (2)

10.27
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees) – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 25, 2006. (1) (2)

10.28
Form of Restricted Stock Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (members of the Board of Directors) – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 25, 2006. (1) (2)

10.29
Amended and Restated Nonqualified Deferred Compensation Plan – Filed as Exhibit 10.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-146388) filed with the Securities and Exchange Commission on September 28, 2007. (1) (2)

10.30
Amended and Restated Supplemental Pension Benefit and Profit Sharing Plan – Filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2007. (1) (2)

10.31
Amended and Restated Supplemental Executive Retirement Plan – Filed as Exhibit 10.37 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2007. (1)(2)

10.32	Form and terms of Executive Severance Agreement – Filed as Exhibit 10.38 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2007. (1) (2)
10.33
Amended and Restated Declaration of Trust of Washington Preferred Capital Trust dated April 7, 2008, by and among Wilmington Trust Company, as Delaware Trustee and Institutional Trustee, Washington Trust Bancorp, Inc., as sponsor, and the Administrators listed therein – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008. (1)

10.34
Indenture dated as of April 7, 2008, between Washington Trust Bancorp, Inc., as Issuer, and Wilmington Trust Company, as Trustee – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008. (1)

10.35
Guarantee Agreement dated April 7, 2008, by and between Washington Trust Bancorp, Inc. and Wilmington Trust Company – Filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008. (1)

10.36
Certificate Evidencing Floating Rate Capital Securities of Washington Preferred Capital Trust dated April 7, 2008 – Filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008. (1)

10.37
Floating Rate Junior Subordinated Deferrable Interest Debenture of Washington Trust Bancorp, Inc. dated April 7, 2008 – Filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on April 7, 2008. (1)

10.38
Form and terms of Deferred Stock Unit Award Agreement under the Washington Trust Bancorp, Inc. 2003 Stock Incentive Plan, as amended (employees)  – Filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended June 30, 2008. (1) (2)

10.39
First Amendment to The Washington Trust Company Nonqualified Deferred Compensation Plan As Amended and Restated– Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 000-13091) for the quarterly period ended September 30, 2008. (1) (2)

10.40
Share Purchase Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on October 2, 2008. (1)

10.41
Registration Rights Agreement, dated October 2, 2008, by and among Washington Trust Bancorp, Inc. and the Purchasers – Filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 000-13091), as filed with the Securities and Exchange Commission on October 2, 2008. (1)

10.42
2003 Stock Incentive Plan as Amended and Restated - Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32991), as filed with the Securities and Exchange Commission on April 29, 2009. (1) (2)

10.43	Form and terms of Change in Control Agreement – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32991) for the quarterly period ended June 30, 2009. (1) (2)
10.44
Compensatory agreement with Joseph J. MarcAurele, dated July 16, 2009 – Filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32991), as filed with the Securities and Exchange Commission on July 24, 2009. (1) (2)

10.45
Terms of Change in Control Agreement with Joseph J. MarcAurele, dated September 21, 2009 – Filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32991) for the quarterly period ended September 30, 2009. (1) (2)

10.46
Terms of Deferred Stock Unit Award Agreement with Joseph J. MarcAurele, dated January 20, 2010 – Filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-32991) for the quarterly period ended March 31, 2010. (1) (2)

10.47	Annual Performance Plan, dated December 13, 2010 – Filed as Exhibit 10.47 to the Registrant’s Annual Report on Form 10-K (File No. 001-32991) for the fiscal year ended December 31, 2010. (1) (2)
10.48
Amended and Restated Wealth Management Business Building Incentive Plan, dated December 31, 2010 – Filed as Exhibit 10.48 to the Registrant’s Annual Report on Form 10-K (File No. 001-32991) for the fiscal year ended December 31, 2010. (1) (2)

10.49
Terms of Change in Control Agreement with an executive officer, dated December 21, 2010 – Filed as Exhibit 10.49 to the Registrant’s Annual Report on Form 10-K (File No. 001-32991) for the fiscal year ended December 31, 2010. (1) (2)

10.50
Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 18, 2011 – Filed as Exhibit 10.50 to the Registrant’s Annual Report on Form 10-K (File No. 001-32991) for the fiscal year ended December 31, 2010. (1) (2)

10.51	Terms of Deferred Stock Unit Award Agreement with certain executive officers, dated January 17, 2012 – Filed herewith. (2)
14.1
Amended and Restated Code of Ethics and Standards of Personal Conduct, dated December 15, 2011 – Filed as Exhibit 14.1 to the Registrant’s Current Report on Form 8-K (File No. 001-32991), as filed with the Securities and Exchange Commission on December 15, 2011. (1)

21.1	Subsidiaries of the Registrant – Filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 000-13091) for the fiscal year ended December 31, 2008. (1)
23.1	Consent of Independent Accountants – Filed herewith.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – Filed herewith.
32.1	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – Furnished herewith. (3)
101
The following materials from Washington Trust Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2011 formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Stockholders' Equity, (iv) the Consolidated Statements of Comprehensive Income (v) the Consolidated Statements of Cash Flows, and (vi) related notes to these financial statements - Furnished herewith. (4)

________________

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

(4)
Pursuant to Rule 406T of Regulation S-T, the XBRL-related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

(b)    See (a)(3) above for all exhibits filed herewith and the Exhibit Index.
(c)    Financial Statement Schedules.  None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WASHINGTON TRUST BANCORP, INC.
(Registrant)

Date:	March 7, 2012	By	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele
Chairman, President, Chief Executive Officer and Director (principal executive officer)

Date:	March 7, 2012	By	/s/ David V. Devault
David V. Devault
Senior Executive Vice President, Secretary and Chief Financial Officer (principal financial and principal accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	March 7, 2012	/s/ Gary P. Bennett
Gary P. Bennett, Director

Date:	March 7, 2012	/s/ John J. Bowen
John J. Bowen, Director

Date:	March 7, 2012	/s/ Steven J. Crandall
Steven J. Crandall, Director

Date:	March 7, 2012	/s/ Robert A. DiMuccio
Robert A. DiMuccio, Director

Date:	March 7, 2012	/s/ Barry G. Hittner
Barry G. Hittner, Director

Date:	March 7, 2012	/s/ Katherine W. Hoxsie
Katherine W. Hoxsie, Director

Date:	March 7, 2012	/s/ Joseph J. MarcAurele
Joseph J. MarcAurele, Director

Date:	March 7, 2012	/s/ Kathleen E. McKeough
Kathleen E. McKeough, Director

Date:	March 7, 2012	/s/ Victor J. Orsinger II
Victor J. Orsinger II, Director

Date:	March 7, 2012	/s/ H. Douglas Randall III
H. Douglas Randall, III, Director

Date:	March 7, 2012	/s/ Patrick J. Shanahan, Jr.
Patrick J. Shanahan, Jr., Director

Date:	March 7, 2012	/s/ John F. Treanor
John F. Treanor, Director

Date:	March 7, 2012	/s/ John C. Warren
John C. Warren, Director